Form 10-Q
period 1994-01-31
BRADY W H CO
filed 1994-03-10
CIK 746598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended January 31, 1994

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from            to
                        Commission File Number 0-12730
                                W. H. BRADY CO.
            (Exact name of registrant as specified in its charter)

              Wisconsin
(State of other jurisdiction
of incorporation or
organization)
39-0178960
(I.R.S. Employer
Identification No.)
             727 West Glendale Avenue, Milwaukee, Wisconsin  53201
                   (Address of principal executive offices)
                                  (Zip Code)

                                (414) 332-8100
             (Registrant's telephone number, including area code)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of March 1, 1994, there were outstanding 5,460,162 shares of Class A Common Stock and 1,769,314 shares of Class B Common
Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX


PART I.     Financial Information

 Item 1.    Financial Statements

              Unaudited Condensed Consolidated Balance
              Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Unaudited Condensed Consolidated Statements
              of Earnings and Earnings Retained in Business. . . . . . . . . 4

              Unaudited Consolidated Statements
              of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . 5

              Notes to Condensed Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . . . . . 7

PART II.    Other Information. . . . . . . . . . . . . . . . . . . . . . . . 9

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                       W. H. BRADY CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                                      Jan 31           July 31
                                                      1994              1993
                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                         $ 51,797          $ 42,366
  Accounts Receivable, Less Allowance for
  Losses ($1,398 and $1,247, Respectively)            31,193            30,522
  Inventories                                         22,135            22,733
  Prepaid Expenses & Other Current Assets             10,788            10,025
     Total Current Assets                            115,913           105,646
Other Assets                                           7,008             6,893
Property Plant and Equipment:
  Cost
     Land                                              4,668             4,664
     Buildings and Improvements                       37,814            37,473
     Machinery and Equipment                          68,273            68,802
     Construction in Progress                          3,081             3,807
                                                     113,836           114,746
  Less Accumulated Depreciation                       48,495            47,384
     Net Property, Plant & Equipment                  65,341            67,362
                                                    $188,262          $179,901

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts Payable                                  $ 10,302          $  8,577
  Wages & Amounts Withheld From Employees             10,352             8,374
  Income Taxes                                         2,759             2,392
  Other Current Liabilities                            6,471             7,882
  Current Maturities on Long-Term Debt                   381               478
     Total Current Liabilities                        30,265            27,703
Long Term Debt, Less Current Maturities                1,983             1,978
Other Liabilities                                     21,716            22,152
Stockholders' Investment:
  Preferred Stock                                      2,855             2,855
  Class A Nonvoting Common Stock-Issued
    and Outstanding 5,460,162 and 5,437,162
    Shares, Respectively                                  54                54
  Class B Voting Common Stock-Issued and
    Outstanding 1,769,314 Shares                          18                18
  Additional Paid in Capital                           6,149             5,571
  Earnings Retained in the Business                  124,361           118,730
  Cumulative Translation Adjustments                     861               840
     Total Stockholders' Investment                  134,298           128,068
                                                    $188,262          $179,901

           See Notes to Condensed Consolidated Financial Statements.
/TABLE

                             W. H. BRADY CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
                               EARNINGS RETAINED IN BUSINESS
                      (Dollars in Thousands except per share amounts)
                                        (UNAUDITED)
                       Three Months Ended Jan 31   Six Months Ended Jan 31
                                     1994            1993            1994           1993
Net Sales                         $ 64,109        $ 61,581       $ 123,744       $119,271
Operating Expenses:
  Cost of Products Sold             29,992          29,689          58,243         57,786
  Research & Development             2,664           3,435           5,371          6,307
  Selling, General and
    Administrative                  25,357          23,599          47,097         45,126

Total Operating Expenses            58,013          56,723         110,711        109,219

Operating Income                     6,096           4,858          13,033         10,052
  Investment and
    Other Income                       301             962             610          1,273
  Interest Expense                    (76)            (16)           (123)          (230)

Income Before Income Taxes           6,321           5,804          13,520         11,095
Income Taxes                         2,460           2,306           5,481          4,257

Net Income                        $  3,861        $  3,498        $  8,039       $  6,838

Earnings Retained in
  Business at Beginning
  of Period                        121,793         108,649         118,730        106,274

Less Dividends:
  Preferred Stock                     (65)            (65)           (130)          (130)
  Common Stock                     (1,228)         (1,079)         (2,278)        (1,980)

Earnings Retained in
  Business at End of
  Period                          $124,361        $111,003        $124,361       $111,003

Net Income Per Common Share

  Net Income -
     Class A Nonvoting              $ 0.53          $ 0.48          $ 1.12         $ 0.96

  Net Income -
     Class B Voting                 $ 0.53          $ 0.48          $ 1.02         $ 0.86


See Notes to Condensed Consolidated Financial Statements.
/TABLE

                             W. H. BRADY CO. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in Thousands)
                                        (Unaudited)
                                                                       Six Months Ended
                                                                           January 31
                                                                      1994           1993
Net Earnings                                                       $ 8,039        $ 6,838

Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                        4,860          4,940
  Loss (Gain) on Sale of Equipment                                     123           (28)
  Provision for Losses on A/R                                          245            310

  Changes in Operating Assets and Liabilities:
  (Incr) Decr in A/R                                                 (313)        (3,876)
  (Incr) Decr in Inventory                                             655          1,744
  (Incr) Decr in Prepaid Expense                                     (940)            489
  Incr (Decr) in A/P & Other Liabilities                               704        (4,488)
  Incr (Decr) in Income Taxes                                        1,107          1,216
Net Cash Provided by Operating Activities                           14,480          7,145

Investing Activities:
  Purchases of Property, Plant and Equipment                       (3,097)        (6,895)
  Proceeds from Sale of Property, Plant
    and Equipment                                                      188            483
  Proceeds from Sale of Businesses                                       0          7,421
Net Cash Used in Investing Activities                              (2,909)          1,009

Financing Activities:
  Principal Payments on Long Term Debt                               (282)          (339)
  Payment of Dividends                                             (2,408)        (2,110)
  Proceeds from Issuance of Common Stock                               578            419
Net Cash Provided by Financing Activities                          (2,112)        (2,030)
Effect of Exchange Rate Changes on Cash                               (28)        (3,409)

Net Incr (Decr) in Cash and Cash Equivalents                         9,431          2,715
Cash & Cash Equivalents at Beginning of Year                        42,366         28,519

Cash and Cash Equivalents at End of Period                         $51,797        $31,234

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                         $   123        $   118
  Income Taxes                                                       5,239          5,787
                 See Notes to Condensed Consolidated Financial Statements.
/TABLE

                       W. H. BRADY CO. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Six months ended January 3l, l994

NOTE A - Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 3l, 1994 and July 3l, 1993, and its results of operations and its cash flows for the three months and six months ended January 31, 1994 and l993. The consolidated balance sheet at July 31, l993 has been taken from the audited financial statements of that date and condensed.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

    It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.



NOTE B - Net Earnings Per Common Share

    Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding of 7,216,147 for the three months and six months ended January 31, 1994 and 7,186,302 for the same periods in 1993. The preferential dividend on the Class A common stock of $.10 per share declared on September 24, 1993 has been added to the net earnings per Class A common share for the six months ended January 31, 1994. The net earnings per Class A common share for the six months ended January 31, 1993 includes $.10 per share relating to preferential dividends declared in that period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

    For the three months ended January 31, 1994 revenues of $64,109,000 were 4.1% higher than the same quarter of the previous year. For the six months ended January 31, 1994 revenues of $123,744,000 were 3.7% higher than the same period last year. Sales of the Company's international operations increased 22.4% for the quarter and 18.0% for the six months as a result of real growth offset by changes in the exchange rates used to translate financial results into U.S. currency. Sales of the Company's U.S. operations decreased 4.3% for the quarter and 2.9% for the six month period because of the divestiture of three businesses last year. Comparing only continuing operations, sales of the Company's U.S. operations increased 4.6% for the quarter and 8.2% for the six month period.

    The cost of products sold as a percentage of sales was 46.8% for the quarter and 47.1% for the six months ended January 31, 1994. For the same periods last year these percentages were 48.2% and 48.5%, respectively. These decreases from period to period were caused by changes in product mix and the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 39.6% for the quarter compared to 38.3% for the same quarter of the previous year. For the six months ended January 31, 1994, this percentage was 38.1% compared to 37.8% for the same period last year. Research and development expenses decreased 22.5% for the quarter and 14.8% for the six months ended January 31, 1994 over the same periods last year because of lower product development project expenditures.

    Income before income taxes increased 8.9% for the quarter and 21.9% for the six months ended January 31, 1994. Net income increased 10.4% to $3,861,000 compared to $3,498,000 for the same quarter of the previous year. For the six months ended January 31, 1994 net income increased 17.6% to $8,039,000 from $6,838,000 for the same period last year. Last year's three month and six month net income included an after-tax gain of $400,000 from the sale of certain assets of two of the Company's domestic operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Financial Condition

      The Company's financial condition remains sound. The current ratio as of January 31, 1994 was 3.8 to 1. Cash and cash equivalents and temporary investments were $51,797,000 at January 31, 1994 compared to $42,366,000 at July 31, 1993. Working capital increased $7,705,000 during the six months and equaled $85,648,000 as of January 31, 1994. The Company believes this amount is adequate to meet its operating needs.

                                    PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

            None

      (b)  Reports on Form 8-K

            A report on Form 8-K dated December 7, 1993 was filed relating to the appointment of Katherine M. Hudson as the Company's President and Chief Executive Officer effective January 1, 1994, succeeding Paul G. Gengler who retired at the end of 1993. Ms. Hudson will also serve as a W.H. Brady Co. Director effective January 1, 1994, having been appointed to fill a vacancy created by Mr. Gengler's resignation.

            No financial statements were filed as part of this report.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                          W.H. BRADY CO.



Date:   March 9, l994                     /S/ K. M. Hudson
                                          K. M. Hudson
                                          President



Date:   March 9, 1994                     /S/ D. P. DeLuca
                                          D. P. DeLuca
                                          Vice President-Finance and
                                            Assistant Secretary
                                          (Principal Accounting Officer)