Form 10-Q
period 1994-04-30
BRADY W H CO
filed 1994-06-03
CIK 746598

FORM 10 - Q

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended April 30, 1994

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

     As of June 1, 1994, there were outstanding 5,466,812 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                            FORM 10-Q

                         W. H. BRADY CO.

                              INDEX

                                                             PAGE
PART I.   Financial Information

 Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets. . . . . . . .3

            Unaudited Condensed Consolidated Statements
            of Earnings and Earnings Retained in Business. . . .4

            Unaudited Condensed Consolidated Statements
            of Cash Flows. . . . . . . . . . . . . . . . . . . .5

            Notes to Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . .6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .7

PART II.  Other Information. . . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                W. H. BRADY CO. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)

                                          Apr. 30,       July 31,
                                            1994           1993
                                       (Unaudited)

ASSETS
Current Assets:
  Cash and Cash Equivalents               $ 60,532       $ 42,366
  Accounts Receivable, Less Allowance for
  Losses ($1,507 and $1,247, Respectively)  33,076         30,522
  Inventories                               21,622         22,733
  Prepaid Expenses & Other Current Assets   10,083         10,025
     Total Current Assets                  125,313        105,646
Other Assets                                10,931          6,893
Property Plant and Equipment:
  Cost
     Land                                    4,670          4,664
     Buildings and Improvements             38,040         37,473
     Machinery and Equipment                70,539         68,802
     Construction in Progress                2,319          3,807
                                           115,568        114,746
  Less Accumulated Depreciation             50,266         47,384
     Total Property, Plant & Equipment      65,302         67,362
                                          $201,546       $179,901

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts Payable                        $  8,588       $  8,577
  Wages & Amounts Withheld From Employees   11,505          8,374
  Income Taxes                               7,797          2,392
  Other Current Liabilities                  7,901          7,882
  Current Maturities on Long-Term Debt         372            478
     Total Current Liabilities              36,163         27,703
Long Term Debt, Less Current Maturities      2,163          1,978
Other Liabilities                           24,013         22,152
     Total Liabilities                      62,339         51,833

Stockholders' Investment:
  Preferred Stock                            2,855          2,855
  Class A Nonvoting Common Stock-Issued
    and Outstanding 5,466,812 and 5,437,162
    Shares, Respectively                        54             54
  Class B Voting Common Stock-Issued and
    Outstanding 1,769,314 Shares                18             18
  Additional Paid in Capital                 6,344          5,571
  Earnings Retained in the Business        128,632        118,730
  Cumulative Translation Adjustments         1,304            840
     Total Stockholders' Investment        139,207        128,068
                                          $201,546       $179,901

    See Notes to Condensed Consolidated Financial Statements.
/TABLE

                        W. H. BRADY CO. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND
                          EARNINGS RETAINED IN BUSINESS
                 (Dollars in Thousands except per share amounts)
                                   (UNAUDITED)
                       Three Months Ended Apr 30   Nine Months Ended Apr 30
                              1994         1993         1994         1993

Net Sales                  $ 65,888     $ 62,736     $189,632     $182,007
Operating Expenses:
  Cost of Products Sold      30,143       30,726       88,386       88,512
  Research & Development      2,465        3,163        7,836        9,470
  Selling, General and
    Administrative           24,494       22,343       71,591       67,469

Total Operating Expenses     57,102       56,232      167,813      165,451
Operating Income              8,786        6,504       21,819       16,556
  Investment and Other
    Income-Net                  371          111          981        1,384
  Interest Expense            (102)        (117)        (225)        (347)

Income Before Income Taxes    9,055        6,498       22,575       17,593
Income Taxes                  3,490        2,381        8,971        6,638

Net Income                 $  5,565     $  4,117     $ 13,604     $ 10,955
Earnings Retained in
  Business at Beginning
  of Period                 124,361      111,003      118,730      106,274

Less Dividends:
  Preferred Stock              (65)         (65)        (194)        (194)
  Common Stock              (1,229)      (1,080)      (3,508)      (3,060)



Earnings Retained in
  Business at End of
  Period                   $128,632     $113,975     $128,632     $113,975

Net Income Per Common Share
  Net Income -
    Class A Nonvoting      $   0.76     $   0.56     $   1.88     $   1.52

  Net Income -
    Class B Voting         $   0.76     $   0.56     $   1.78     $   1.42


See Notes to Condensed Consolidated Financial Statements.

/TABLE

                     W. H. BRADY CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)

                                                    Nine Months Ended
                                                         April 30
                                                   1994           1993

Net Income                                     $ 13,604       $ 10,955
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation & Amortization                     7,145          7,444
  Loss (Gain) on Sale of Equipment                   84           (81)
  Provision for Losses on A/R                       336            396

  Changes in Operating Assets and Liabilities:
  (Incr) Decr in A/R                            (3,313)        (7,710)
  (Incr) Decr in Inventory                        1,341          1,023
  (Incr) Decr in Prepaid Expense                (4,148)          1,841
  Incr (Decr) in A/P & Other Liabilities          3,393        (1,868)
  Incr (Decr) in Income Taxes                     7,721        (1,169)
Net Cash Provided by Operating Activities        26,163         10,831

Investing Activities:
  Purchases of Property, Plant and Equipment    (5,172)        (9,061)
  Proceeds from Sale of Property, Plant
    and Equipment                                   244            580
  Proceeds from Sale of Businesses                    0          7,421
Net Cash Used in Investing Activities           (4,928)        (1,060)
Financing Activities:
  Principal Payments on Long Term Debt            (342)          (430)
  Payment of Dividends                          (3,702)        (3,255)
  Proceeds from Issuance of Common Stock            773            591
Net Cash Used in Financing Activities           (3,271)        (3,094)
Effect of Exchange Rate Changes on Cash             202        (2,250)
Net Incr (Decr) in Cash and Cash Equivalents     18,166          4,427
Cash & Cash Equivalents at Beginning of Year     42,366         28,519

Cash and Cash Equivalents at End of Period     $ 60,532       $ 32,946

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                           58            219
  Income Taxes                                    6,214          7,192

         See Notes to Condensed Consolidated Financial Statements.
/TABLE

                     W. H. BRADY CO. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Nine months ended April 30, l994


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1994 and July 31, 1993, and its results of operations and its cash flows for the three months and nine months ended April 30, 1994 and l993. The consolidated balance sheet at July 31, l993 has been taken from the audited financial statements of that date and condensed.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

     It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.



NOTE B - Net Earnings Per Common Share

     Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding of 7,221,301 for the three months and nine months ended April 30, 1994 and 7,191,037 for the same periods in 1993.
The preferential dividend on the Class A common stock of $.10 per share declared on September 24, 1993 has been added to the net earnings per Class A common share for the nine months ended April 30, 1994. The net earnings per Class A common share for the nine months ended April 30, 1993 includes $.10 per share relating to preferential dividends declared in that period.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Results of Operations

    For the three months ended April 30, 1994 revenues of $65,888,000 were 5.0% higher than the same quarter of the previous year. For the nine months ended April 30, 1994 revenues of $189,632,000 were 4.2% higher than the same period last year. Sales of the Company's international operations increased 21.7% for the quarter and 19.3% for the nine months as a result of real growth offset by changes in the exchange rates used to translate financial results into U.S. currency. Sales of the Company's U.S. operations decreased 3.1% for the quarter and 2.9% for the nine month period because of the divestiture of three businesses last year. Comparing only continuing operations, sales of the Company's U.S. operations increased 4.2% for the quarter and 6.8% for the nine month period.

    The cost of products sold as a percentage of sales was 45.8% for the quarter and 46.6% for the nine months ended April 30, 1994. For the same periods last year these percentages were 49.0% and 48.6%. These decreases from period to period were caused by changes in product mix, the divestiture of three businesses last year and the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 37.2% for the quarter compared to 35.6% for the same quarter of the previous year. For the nine months ended April 30, 1994, this percentage was 37.8% compared to 37.1% for the same period last year. Research and development expenses decreased 22.1% for the quarter and 17.3% for the nine months ended April 30, 1994 over the same periods last year because of lower product development project expenditures.

    Income before income taxes increased 39.4% for the quarter and 28.3% for the nine months ended April 30, 1994. Net income increased 35.2% to $5,565,000 compared to $4,117,000 for the same quarter of the previous year. For the nine months ended April 30, 1994 net income increased 24.2% to $13,604,000 from $10,955,000 for the same period last year. Last year's nine month net income included an after-tax gain of $400,000 from the sale of certain assets of two of the Company's domestic operations.


Financial Condition

    The Company's liquidity remains strong. The current ratio as of April 30, 1994 was 3.5 to 1. Cash and cash equivalents were $60,532,000 at April 30, 1994 compared to $42,366,000 at July 31, 1993. Working capital increased $11,207,000 during the nine months and equaled $89,150,000 as of April 30, 1994. The Company believes this amount is adequate to meet its
current and anticipated operating needs.

   PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

         None

     (b)  Reports on Form 8-K

         The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 1994.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                       W. H. BRADY CO.



Date:    June 2, 1994                  /S/ K. M. Hudson
                                       K. M. Hudson
                                       President



Date:    June 2, 1994                  /S/ D. P. DeLuca
                                       D. P. DeLuca
                                       Vice President-Finance
                                       and Assistant Secretary
                                  (Principal Accounting Officer)

                                  PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

         None

     (b)  Reports on Form 8-K

         The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 1994.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                  W. H. BRADY CO.



Date:
                                  K. M. Hudson
                                  President



Date:
                                  D. P. DeLuca
                                  Vice President-Finance and
                                    Assistant Secretary
                                  (Principal Accounting Officer)