Form 10-K
period 1994-07-31
BRADY W H CO
filed 1994-10-26
CIK 746598

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended July 31, 1994

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the Transition Period from            to

Commission File Number 0-12730

W.H. BRADY CO
(Exact name of registrant as specified in charter)

          Wisconsin                   39-0178960
(State of Incorporation)      (IRS Employer Identification No.)

727 West Glendale Avenue
P.O. Box 571
Milwaukee, WI  53201
(Address of Principal Executive Offices and Zip Code)

(414) 332-8100
(Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Nonvoting Common Stock, Par Value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  Yes  X    No

As of October 3, 1994, there were outstanding 5,477,312 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

DOCUMENTS INCORPORATED BY REFERENCE
W.H. Brady Co. 1994 Annual Report, Incorporated into Part II & IV

I N D E X

PART I                                              PAGE

Item 1.  Business                                   I - 1

General Development of Business                     I - 1
Financial Information About Industry Segments       I - 1
Narrative Description of Business                   I - 1
International Operations                            I - 8
Backlog                                             I - 8
Raw Materials                                       I - 8
Competition                                         I - 9
Employees                                           I - 9
Environment                                         I - 9
Financial Information About Foreign and
     Domestic Operations and Export Sales           I - 9

Item 2.  Properties                                 I -10

Item 3.  Legal Proceedings                          I -10
Item 4.  Submission of Matters to a Vote of
  Security Holders                                  I -10

PART II

Item 5.  Market for Registrant's Common Equity
            and Related Stockholder Matters                  II - 1

Item 6.  Selected Financial Data                             II - 2

Item 7.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations              II - 2

Item 8.  Financial Statements and Supplementary Data         II - 2

Item 9.  Changes In and Disagreements With Accountants
  on Accounting and Financial Disclosure                      II - 2

PART III

Item 10. Directors and Executive Officers of the
  Registrant                                      III - 1

I N D E X

Item 11.  Executive Compensation                             III - 4

Summary Compensation Table                        III - 4
Stock Options                                     III - 5
Common Stock Price Performance Graph              III - 8
Compensation of Directors                         III - 9
Termination of Employment Arrangements           III - 9
Compensation Committee Interlocks and
  Insider Participation                           III -10
Profit Sharing and Employee Thrift Plan            III -10
Deferred Compensation Arrangements                               III -11
Compensation Committee Report on
  Executive Compensation                          III -11

Item 12.  Security Ownership of Certain Beneficial
  Owners and Management                           III -15

Item 13.  Certain Relationships and Related
  Transactions                                    III -18

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K                              IV - 1

SIGNATURES                                         IV - 9

PART I

W.H. Brady Co. and Subsidiaries is hereinafter referred to as the Company or Brady.

ITEM 1 BUSINESS

(a)       General Development of Business

          Brady is a Wisconsin corporation. It presently operates 15 manufacturing facilities in the United States and six foreign countries. The Company operates through seven subsidiaries with operations in three states and in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, New Zealand, Singapore, Spain and Sweden. The Company's principal office is located at 727 West Glendale Avenue, Milwaukee, Wisconsin 53201 and its telephone number is (414) 332-8100.

(b)       Financial Information About Industry Segments

          Not applicable.

(c)       Narrative Description of Business

General

          The Company develops, manufactures and sells a broad range of stock and customized products employing its knowledge of surface chemistry, principally in adhesives, coatings and graphics technologies. Brady's products include over 20,000 stock items and a wide variety of custom items, which are used primarily to identify, inform or instruct, including pressure-sensitive identification, labeling and marking systems for electrical wires and pipes; self-bonding nameplates, faceplates, and control panels; safety and instructional signs;
specialized tapes used in audio, video and computer applications; and pressure sensitive wound care products. The Company's products are sold domestically and internationally through a network of distributors, a direct sales force and mail order sales, and are used in a variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets, including original equipment manufacturers.

          The Company operates 15 manufacturing facilities in the United States and six foreign countries. Domestic operations are conducted through its North American Group and Direct Marketing Group with locations in Connecticut, North Carolina, and Wisconsin. International operations are conducted through its International Group and Direct Marketing Group with locations in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, New Zealand, Singapore, Spain and Sweden.


Technology and Product Development

          The Company focuses its research and development efforts on applications in the science of surface chemistry, i.e., coatings, adhesives and physical bonding. This dedication to surface chemistry, in combination with a manufacturing technology oriented to adhesives and graphics, has led to the development of many proprietary release coatings, adhesives and products which are adhesively fastened. Most of the Company's products are adhesively fastened to customers' products, equipment or buildings, but a portion of the products are mechanically fastened.

          Adhesive based products are characterized by their ability to adhere to another surface merely by application of pressure. The adhesive materials generally consist of a face stock, which is coated with an adhesive, and a removable protective backing coated with a release-coating. The stock may be paper, metal or metal foil, plastic film or cloth. The release-coated removable backing is laminated to the adhesive side of the face stock and protects the pressure-sensitive adhesive from premature contact with other surfaces, thus allowing the material to be printed and/or die-cut, as required. The backing paper also serves as the carrier for supporting and dispensing the products. When the products are to be used, the backing is removed to expose the adhesive, and the product is pressed or rolled into place manually or applied automatically.

          New product and process development and product improvements are a significant part of the Company's business plan. Although it is difficult to accurately measure, the Company has a goal that 25% of its sales be of products introduced within the past five years. These products included bar code labels, computer printable wire marking sleeves and application systems, Bradywriter, Bradylabel Software, Bradymarker & labels, Lasertabs, Brady snap-on and mechanically applied pipemarkers, lockout compliance products, parts for micro discs, surface mount carrier and cover tape, outdoor weatherable graphic arts adhesive coated films, laser printable nameplates, abrasive and solvent resistant coatings for polyester and polycarbonates, and wound care devices.

          The Company conducts most of its research and development activities at its 30,000 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin and through a small research center in Belgium which services its European subsidiaries. The Company spent approximately $10.3 million, $12.1 million and $10.0 million in Fiscal 1994, 1993 and 1992, respectively, on its research and development activities, all of which were Company sponsored. In Fiscal 1994, approximately 100 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants. The Company owns patents covering various aspects of adhesive chemistry, electronic circuitry, computer generated wire markers, and systems for aligning letters and patterns. While the Company believes that its patents are a significant factor in maintaining its market position as to certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of the Company's patents. The Company's business is not dependent on any single patent or group of patents.


Manufacturing Processes

          The Company's manufacturing processes require application of coatings and adhesives to a variety of materials, including paper, metal and metal foil, plastic film and cloth, and the use of various graphic techniques to print or mark the materials. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific usages.

          The Coated Products Division of Brady USA, Inc. produces adhesive coated materials and release coated backings mainly for use by other divisions and subsidiaries. The Company's production of the majority of its own adhesive stocks and release coatings permits an integrated manufacturing process which the Company believes, when combined with its emphasis on quality control, provides the basis for high quality, uniform products. The Company's integrated manufacturing processes also permit it to achieve greater flexibility in product design and manufacture, and improve its ability to provide specialized products designed to meet the needs of specific applications.


Products

          Brady's products are used in a wide variety of industrial applications, including markers that identify electrical circuits and piping systems; safety and accident prevention signs that warn of health and accident hazards; nameplates and faceplates that identify and decorate consumer, scientific, medical and electrical products; specialized tapes for audio, video and computer applications; products for the marking and identification of buildings, equipment, and storage facilities; products for the aerial and ground location and identification of utility lines; products for floor safety, aisle and barricade marking; and wound care devices. The Company's most significant products are described below.

               Wire Markers

          Since 1945, the Company has been the leading domestic producer of labeling and identification products for electrical wires and wiring devices. Virtually all industrial products, medical equipment, computers, large buildings, transportation equipment and vehicles contain a complex network of electrical wiring and circuits. The wires and wiring devices that comprise these networks must be identified at the time of manufacture or installation. Many of the Company's products have become standard in the industry.

          The Company manufactures both self-adhesive and non-adhesive wire marking products in a wide variety of styles and materials. The markers may be printed with a single number or letter, or with a multi-line "address" that indicates the origination and termination of the wire, the device or devices to which it transmits current, engineering drawings and part numbers, or other information that facilitates the location of the source of trouble and repair in case of malfunction of the system.

          Brady wire markers are designed for application by a variety of means and for use in specialized environments, including temperature ranges of -85F to more than 1,200F and chemical or other corrosive exposures including radiation, moisture, ozone, acid, alkalis, oils, and solvents. These products are constructed from various materials designed to meet engineers' specifications, ranging from general purpose cloth to materials for more specialized uses such as aluminum, vinyls, polyesters and polyvinylflourides. Such markers and their chemically appropriate adhesives provide resistance to various environmental hazards such as heat, abrasion, solvents, and chemical corrosion.

          The Company's self-adhesive wire markers are either preprinted or blank. The blank wire markers can be computer printed by the customer using Brady developed software. Preprinted wire markers are mounted on relatively thick release-coated card stock from which individual adhesive markers are removed manually or by machine and wrapped around the wire to provide permanent identification. Computer printable wire markers are mounted on pin-fed rolls or backing sheets. An important feature of the Brady computer printable wire markers is the proprietary ink-receptive, nonerasable, heat and solvent resistant coating on the surface of the marker.

          The Company's non-adhesive wire marking sleeves are being used increasingly in industrial applications. These sleeve markers are produced in a variety of forms, ranging from simple slip-on or clip-on preprinted molded plastic pieces which are applied manually or through the use of a simple tubular device, to highly automated application systems for computer printed wire marking sleeves. These computer printed sleeves may be applied using Brady developed equipment at rates up to 1,800 markers per hour. Wire marking sleeves may also be heat shrunk onto the wire using equipment designed for that purpose.


               Nameplates, Faceplates and Control Panels

          Brady's nameplates, faceplates and control panels, all of which are custom designed for specific product and customer needs, are used for product identification. These products display company logos or other designs to enhance a customer's product or company image, and may also incorporate a variety of functional features such as light emitting diode displays, backlighting (spectrum match filter windows for light transmission), deadfront lighting (light activated message windows), hot spot compensation (a mechanism for the even diffusion of a single light source over a wider area), and light filters. Brady manufactured nameplates, faceplates and control panels are used on electrical appliances and consumer products, medical and diagnostic equipment, computers, machine control panels, automobile dashboards, tools and identification plates.

          These products may be surface printed on plastic or metal and protected with a coating or an overlaminate to resist solvents and abrasions, or the products may be constructed of a plastic film and printed on the underside to provide maximum protection. Nameplates, faceplates and control panels are applied to customer products with pressure-sensitive adhesives, most of which are developed by the Company to meet specific bonding requirements. Most of these adhesives are formulated from acrylic-base polymers, which provide a variety of adhesive properties as well as superior durability. Rubber-based adhesives are used when nameplates are applied to low friction surfaces such as polyethylene and polypropylene.


               Specialized Tape Products

          The Company's specialized tapes and related products are used in a variety of audio, video and computer applications, as well as surface mount technology products. These specialized tape products are characterized by high performance adhesives, most of which are formulated by the Company, to meet high tolerance requirements of the industries in which they are used. The Company's computer application products include reinforcing rings for floppy discs and components of micro-discs. Its audio industry products are cassette leader and splicing tapes and conductive splicing tapes. Video products include Beta/VHS splicing and leader tapes, conductive/reflective sensing tapes, and other specialty components used in video cassettes. The Company's surface mount carrier and cover tapes are compatible with the products of all major surface-mounted-device electronic component manufacturers.


               Pipe Markers

          The Company manufactures both self-adhesive and non-adhesive mechanically applied stock and custom designed pipe markers and plastic and metal valve tags for the identification of piping systems in chemical plants, refineries, pipelines, utilities, ships, hospitals, food processing plants, institutions, and other buildings and facilities in a variety of temperature and chemical environments. These products are designed to legibly identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in the piping systems. The Company's products are designed to meet standards established by the American National Standards Institute for the identification of piping systems. The Company formulates its own adhesives for its pipe marking products to withstand demanding climatic conditions encountered by facilities ranging from the Alaska pipeline to Middle East refineries, as well as exposure to various chemical environments. The products are also designed for application to a variety of pipe surfaces and sizes.


               Safety and Accident Prevention Signs

          The Company manufactures safety and accident prevention signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use, and are manufactured to meet standards promulgated by the National Safety Council, the Occupational Safety and Health Administration and a variety of industry associations. The Company manufactures products with both stock and custom legends. Safety and accident prevention signs are constructed from materials designed to meet specific industry and environmental requirements, including self-adhesive vinyl coated cloth, subsurface printed polyester, reflective sheeting and phosphorescent polyester, metal, and fiberglass reinforced panels. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings and energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs;
vehicle placards for the transportation industry; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs; traffic signs; and regulatory markings. The Company believes that no other supplier offers as broad a range of safety and accident prevention sign products.

               Numbers and Letters

          The Company produces self-adhesive numbers and letters used for the systematic identification of bins and shelving in factories, warehouses, stockrooms and other facilities where alphanumeric labeling is desired.
It produces card mounted numbers and letters in a variety of sizes and types of adhesive-backed printed material. Numbering and lettering systems are constructed of vinyl-coated cloth and indoor/outdoor vinyl.
The Brady Bintab (R) labeling system provides custom computer printed labels for specialized storage identification needs. The Company also manufactures self-adhesive and self-aligning die-cut numbers and letters and sign making kits.


               Other Products

          The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales. These products include non-skid safety tapes, warning posts and cones, die cut masks, adhesive backed felt, temperature indicating labels, and hospital and clinical labels.


Marketing and Sales

          Brady markets its stock products primarily through a network of domestic distributors, mail order sales, and foreign distributors. The Company's custom designed products are marketed directly to end users, primarily through domestic and foreign full-time sales representatives. As part of its marketing program, the Company encourages distributors to maintain adequate inventories of its stock products to permit prompt delivery, and maintains such inventories itself.

          Many of the Company's stock products were originally designed, developed and manufactured as custom products for a specific purchaser. However, such products have frequently developed wide industry acceptance and become stock items offered by the Company through mail order and distributor sales. The Company's products are designed to specifications established by industrial, commercial and military customers for specific applications. The Company seeks also to have its products specified by the engineering departments of manufacturers, constructors and contractors to which it sells.

          The Company's products are sold in a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets, including original equipment manufacturers. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have no material adverse effect upon the Company's business. In Fiscal 1994, no single customer accounted for as much as 2.0% of Company sales. Although sales of certain of the Company's products experience recurring seasonal variations, management does not consider the Company's overall sales to be seasonal in nature.

International Operations

          The Company's international operations consist both of direct export sales by the Company's International Group and operations conducted by its seventeen international locations (Australia, Belgium, Canada (2), England (2), France (2), Germany (2), Hong Kong, Italy, Japan, New Zealand, Singapore, Spain and Sweden). Six of these international locations manufacture or have the capability to manufacture certain of the Brady products they sell. In Fiscal 1994, 1993, and 1992, international sales accounted for 37.1%, 32.0%, and 30.0%, respectively, of Brady's sales. Other than for the risks normally attending foreign operations, such as currency fluctuations, exchange control regulations and the effect of international relations or the domestic affairs of foreign countries on the conduct of business, the nature of the Company's international operations and the countries in which they are conducted do not present unusual business risks over those encountered by the Company's domestic activities.


Backlog

          As of July 31, 1994, the amount of the Company's backlog orders believed to be firm was $17.4 million. This compares with approximately $15.2 million and $19.4 million of backlog orders as of July 31, 1993 and 1992, respectively. Average delivery time for the Company's orders varies from one day to twelve weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.


Raw Materials

          Base materials used in the Company's products consist primarily of paper, plastic sheets and films (primarily polyesters and polycarbonates), metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers and solvents. The Company purchases its raw materials from many suppliers and is not dependent upon any single supplier for any of its base supply materials.

Competition

          The markets for most of the Company's products are highly competitive. Although no industry statistics are available, the Company believes, on the basis of its knowledge and experience in its various product markets, that it is the leading domestic producer of self-adhesive wire markers, pipe markers, audio and video leader and splicing tapes, reinforcing rings for floppy discs, and adhesive numbers and letters, and believes that it is a leading domestic producer of nameplates and faceplates, and safety signs. The Company competes for business principally on the basis of quality and performance, and to a lesser extent on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products to some of the world's major adhesive and electrical product companies offering a wide range of competing products. A number of the Company's competitors are larger than the Company and have substantially greater resources.

Employees

          As of July 31, 1994, Brady employed approximately 1,900 persons. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contracts, and considers its relations with employees to be excellent. To meet present and future manpower requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

Environment

          At present, the manufacturing processes for the Company's adhesive-based products utilize certain evaporative organic solvents which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels.
During the past several years, the Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents.
These efforts have included the reformulation of certain adhesives to water-based emulsions, rather than solvent-based products. During the past three years, Brady also installed incineration equipment to control emissions of organic solvents at a cost of approximately $1,052,000.

(d)       Financial Information about Foreign and Domestic Operations and
          Export Sales

          See Note 7 to Notes to Consolidated Financial Statements

ITEM 2 PROPERTIES

          The Company and its subsidiaries have 15 manufacturing facilities, six of which are located in Wisconsin, two in North Carolina, and one each in Connecticut, Australia, Belgium, Canada, England, Japan and Singapore. The Company's primary research facility of approximately
30,000 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 923,000 square feet of space. All of the Company's facilities are owned by it, except for a total of approximately 150,000 square feet of leased space.
The Company believes that its equipment and facilities are modern, well maintained, and adequate for its present needs.


ITEM 3 LEGAL PROCEEDINGS

          The Company and its subsidiaries are not parties to any material pending legal proceedings.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)       Market Information

          The Company's Class A Common Stock is principally traded on the Over-the-Counter market and is quoted on NASDAQ under the symbol BRCOA. There is no established public trading market for the Company's Class B Common Stock.

          Stock price disclosure required by this item is incorporated by reference to Page 37 of the W.H. Brady Co. 1994 Annual Report.

(b)       Holders

          The number of holders of record of the Company's Class A and Class B Common Stock as of September 30, 1994 was 304 and 2, respectively.

(c)       Dividends

          The Company has followed a practice of paying quarterly dividends on its outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, non-cumulative cash dividend of $.10 per share (subject to adjustment in the event of future stock splits, stock dividends or similar event involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis.

          During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                 Year
                                                                 Ending
     Year Ended 7/31/93               Year Ended 7/31/94        7/31/95
          1st2nd    3rd    4th  1st  2nd    3rd     4th      1st
          QtrQtr    Qtr    Qtr  Qtr   Qtr    Qtr    Qtr      Qtr
Class A   $.15     $.15  $.15   $.15  $.17  $.17  $.17   $.17     $.20
Class B    .05      .15   .15    .15   .07   .17   .17    .17      .10

ITEM 6 SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to Page 18 and 19 of the W.H. Brady Co. 1994 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to Pages 20 through 22 of the W.H. Brady Co. 1994 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to Pages 23 through 35 of the W.H. Brady Co. 1994 Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Name                                    Age     Title
Katherine M. Hudson                     47    President, CEO and
                                              Director
Donald P. DeLuca                        54    Senior Vice President, Treasurer
                                              and Assistant Secretary
Richard L. Fisk                         50    Vice President, Direct Marketing
Gregory W. Gyllstrom                    42    Vice President, Domestic
Peter J. Lettenberger                   57    Secretary and Director
Daniel J. Subach                        47    Vice President, Research and
                                                  Development
James M. Sweet                          41    Vice President, Human Resources
Thomas L. Turner                        54    Vice President, Administration
William H. Brady III                    52    Director
Elizabeth B. Lurie                      49    Director
Robert C. Buchanan                      54    Director
Roger D. Peirce                         57    Director
Michael S. Joyce                        52    Director
Richard A. Bemis                        53    Director
Frank W. Harris                         52    Director
Gary E. Nei                             50    Director


KATHERINE M. HUDSON - Mrs. Hudson joined the Company in January 1994 as President, Chief Executive Officer and Director. Prior thereto she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Image Division. She is also a director of Apple Computer.

DONALD P. DELUCA - Mr. DeLuca joined the Company as Vice President-Finance and Chief Financial Officer in May of 1990. He was promoted to Senior Vice President in August 1994. Before joining Brady, he served as Executive Vice President-Finance and Administration of CSC Industries, Inc. from 1987 to April 1990. Prior to that he served as Vice President, Treasurer and Secretary of Copperweld Corp. from 1974 to 1987. He is also a director of GAN North American Insurance Company.

RICHARD L. FISK - Mr. Fisk joined the Company in 1979 and was appointed to his present position in August 1987. He previously served as General Manager of Seton Name Plate Co., a wholly-owned subsidiary of the Company.

GREGORY W. GYLLSTROM - Mr. Gyllstrom joined the Company in June 1980 and was appointed to his present position in February 1992. He previously served as General Manager of the Company's Signmark Division for five years. Mr. Gyllstrom left the Company in October 1994.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger has been a member of the Company's audit and compensation committees since April 1977 and October 1978, respectively, and has been chairman of the compensation committee since June 1985. He is a partner of Quarles & Brady, general counsel to Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc.

DANIEL J. SUBACH - Mr. Subach joined the Company in February 1992 as Vice President-Research and Development. Prior thereto he was Director of New Product Ventures for H.B. Fuller. Mr. Subach resigned from the Company in July 1994.

JAMES M. SWEET - Mr. Sweet joined the Company in 1985. In November of 1987 he was appointed Director, Personnel. In August of 1989 he was appointed Vice President, Human Resources.

THOMAS L. TURNER - Mr. Turner joined the Company in September 1979. In October 1985 he was appointed Director, Information Services. In
September 1987 he was appointed Vice President, Administration. Mr. Turner will retire in December 1994.

WILLIAM H. BRADY III - Mr. Brady has been a director of the Company since January of 1979. He is an audio consultant for Brady Audio Consulting.

ELIZABETH B. LURIE - Mrs. Lurie has been a director of the Company since January of 1979. Until June 1, 1984, Mrs. Lurie was a Vice President of Chase Federal Savings & Loan Association, Miami, Florida, and had been employed by that firm since November 1973, except for the period from October 1979 to November 1980, when she was Financial Manager for the University of Miami Law & Economic Center. She now lives in North Carolina where she is the principal owner of an art gallery in Maggie Valley.

ROBERT C. BUCHANAN - Mr. Buchanan has been a director of the Company since November 1987 and a member of its audit committee since June 1988 (chairman since June 1990). Mr. Buchanan is President and CEO of the Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1, 1980. He is also a director of The Northwestern Mutual Life Insurance Company.

ROGER D. PEIRCE - Mr. Peirce has served as a director and a member of the compensation committee of the Company since September, 1988. From September 1986 to December 1993, he was President of Super Steel Products Corp., a manufacturer and marketer of fabricated metal products in Milwaukee, Wisconsin. Prior thereto he was a managing partner, partner or staff accountant for Arthur Andersen & Co. (since 1961), independent certified public accountants.

MICHAEL S. JOYCE - Mr. Joyce has been a director of the Company since March of 1989 and a member of its audit committee since June of 1990. Mr. Joyce is President and CEO of the Lynde and Harry Bradley Foundation. Prior thereto he was Executive Director and a trustee of the John M. Olin Foundation for seven years. Mr. Joyce is also a trustee of the Pinkerton Foundation, the Lehrman Institute, the Institute for Educational Affairs and a member of the Advisory Panel of the Conference Board of Associated Research Councils.

RICHARD A. BEMIS - Mr. Bemis has been a director of the Company since January 1990 and a member of its compensation committee since March 1990. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of Wisconsin Public Service Corporation.

FRANK W. HARRIS - Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a Professor of Polymer Science and
Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983. Dr. Harris is also a director of Ballard Advance Materials.

GARY E. NEI - Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is President and CEO of Eon Laboratories, Inc., a manufacturer and distributor of pharmaceuticals in Lake Forest, Illinois. He is also a director of DIFCO Inc.

All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer, except that William H. Brady III is the brother of Elizabeth B. Lurie.

ITEM 11 EXECUTIVE COMPENSATION

          The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1994 to those persons who, as of the end of Fiscal 1994, were the Named Executive Officers.

                   SUMMARY COMPENSATION TABLE
                                                     Long-Term
                            Annual Compensation     Compensation
Name and                               Other Annual    Awards     All
                                                                  Other
Principal       Fiscal Salary   Bonus  Compensation Options/SAR Compen-
                                                                   sation
Position         Year    ($)   ($) (1) ($) (2) (3) (# of Shares) ($)(2)
                                                                   (4)
K.M. Hudson      1994  175,000  175,000     -       25,000    400,366(5)
President        1993    -        -         -        -              -
& Chief          1992    -        -         -        -              -
Executive Officer

P.G. Gengler     1994  446,667    -       10,084     -       169,975 (6)
Retired          1993  331,250  172,250    6,725    10,000   157,710 (6)
President        1992  316,250  170,775     -       13,000          -
& Chief
Executive Officer

D.P. DeLuca      1994  182,750  127,925    2,825     2,500   18,161 (7)
Senior Vice      1993  174,000   69,426    2,340     2,500   32,151 (7)
President,       1992  166,000   69,720     -        3,500          -
Treasurer &
Chief Financial
Officer

R.L. Fisk          1994  182,577  127,804    3,097     2,500      15,462
Vice President,    1993  173,846   63,280    2,375     2,500      14,421
Direct Marketing   1992  166,000   62,748     -        3,500          -


G.W. Gyllstrom  1994  164,384  110,006    3,511     2,500         12,968
Vice President,  1993  155,962   51,311    2,435     2,500        12,258
Domestic         1992  127,707   76,007     -        2,000          -

T.L. Turner      1994  128,519   83,126    5,954     2,000        9,716
Vice President,  1993  123,154   44,828    3,734     2,000        9,230
Administration   1992  118,988   42,479     -        2,500          -

(1) Reflects bonus earned during the fiscal year which was paid during the next fiscal year.
(2) In accordance with SEC transitional rules, amounts have not been included for Fiscal 1992.
(3) The amounts shown represent costs to the Company for expenses associated with the use of a company car.
(4) All other compensation for fiscal 1994 for Mrs. Hudson, and Messrs., Gengler, DeLuca, Fisk, Gyllstrom and Turner, respectively, includes: (i) matching contributions to the Company's Profit
          Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $13,000, $18,567, $14,620, $14,606, $12,652, and $9,082 and (ii) the cost of group term life insurance for each named executive officer of $660, $5,608, $1,022, $856, $316 and
          $634.

          All other compensation for fiscal 1993 for Messrs. Gengler, DeLuca, Fisk, Gyllstrom and Turner, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift
          (i.e. "BradyGold") Plan for each named executive officer of $17,752, $13,920, $13,858, $11,997, $8,652 and (ii) the cost of group term life insurance for each named executive officer of $4,958, $931, $563, $261, and $578.

(5) Includes $386,706 accrued, but not paid, for the Fiscal 1994 portion of a Supplemental Retirement Plan.

(6) Fiscal 1994 includes $145,800 accrued, but not paid, for the current year portion of a Supplemental Executive Retirement Plan.
          Fiscal 1993 includes $135,000 accrued, but not paid, for that year's portion of the same Plan.

(7) Includes relocation expenses of $2,519 in Fiscal 1994 and $17,300 in Fiscal 1993.

STOCK OPTIONS

          The following tables summarize option grants and exercises during Fiscal 1994 to or by the executive officers named in the Summary
Compensation Table above, and the value of unexercised options held by such persons at July 31, 1994. Stock Appreciation Rights are not available under any of the Company's plans.

                            OPTION GRANTS IN FISCAL 1994
                             Individual Grants
                             % of Total
                             Options
                             Granted to
                Options      Employees      Exercise
                Granted          in         Price (2)          Expiration
Name            (#) (1)      Fiscal 1994    ($/Sh)             Date
K.M. Hudson     25,000       31.9%          $43.000            01/06/2004
P.G. Gengler     -            -              -                   -
D.P. DeLuca      2,500        3.2%          $36.500            10/28/2003
R.L. Fisk        2,500        3.2%          $36.500            10/28/2003
G.W. Gyllstrom   2,500        3.2%          $36.500            10/28/2003
T.L. Turner      2,000        2.6%          $36.500            10/28/2003

                              Potential Realizable Value
                                 at Assumed Rates of
                               Stock Price Appreciation (3)
                 0%                    5%                          10%
               $43                   $70                      $111 1/2
Name            ($)                 ($) (6)                     ($) (6)
K.M. Hudson     $0                  $675,000                    $1,712,500
P.G. Gengler     -                     -                           -
D.P. DeLuca     $0                  $ 83,750                    $  187,500
R.L. Fisk       $0                  $ 83,750                    $  187,500
G.W. Gyllstrom  $0                  $ 83,750                    $  187,500
T.L. Turner     $0                  $ 67,000                    $  150,000


All Shareholders' Gains
(increase in market value of W.H. Brady Co.
Common Stock at assumed rates of stock price
appreciation) (4) (6)........................$147,289,374     $373,678,597

All Optionees' Gains
(as a percent of all shareholders' gains) (5) (6)...1.67%           1.53%

(1) The options granted to Mrs. Hudson were dated January 7, 1994 and became exercisable July 7, 1994. The options granted to the other named executives were dated October 29, 1993 and become exercisable as follows: 33 1/3% of the shares on October 29, 1994; 33 1/3% of the shares in October 29, 1995; and 33 1/3% of the shares on October 29, 1996. All these options have a term of ten years.
(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by NASDAQ on the date of the grant.
(3) Represents total potential appreciation of about 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.
          These calculations are based upon $43.00 exercise price on options granted to Mrs. Hudson.
(4) Calculated from the $43.00 exercise price applicable to the options granted to Mrs. Hudson in fiscal 1994 based on the 5,455,162 shares of Class A Common Stock outstanding on January 7,
          1994.
(5) Represents potential realizable value for all options granted in fiscal 1994 as compared to the increase in market value of W.H.
          Brady Co. Class A Common Stock at assumed rates of stock price appreciation.
(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

AGGREGATED OPTION EXERCISES IN FISCAL 1994
AND VALUE OF OPTIONS AT END OF FISCAL 1994


                                                    Number of Unexercised
            Shares                                       Options at
           Acquired                                   July 31, 1994
              on               Value
           Exercise           Realized          Exercisable    Unexercisable
Name            (#)             ($)                (#)              (#)
K.M. Hudson           0      $      0           25,000                 0
P.G. Gengler     25,000      $364,688           13,666             4,334
D.P. DeLuca           0      $      0            7,167             5,333
R.L. Fisk             0      $      0            3,167             5,333
G.W. Gyllstrom        0      $      0            7,167             4,833
T.L. Turner       4,000      $ 56,500            2,333             4,167


                                           Value of Unexercised
                                           In-the-Money Options
                                       at July 31, 1994 (1)

                                  Exercisable      Unexercisable
Name                                  ($)                          ($)
K.M. Hudson                           $112,500                     $     0
P.G. Gengler                          $168,592                     $76,658
D.P. DeLuca                           $157,926                     $65,419
R.L. Fisk                             $ 49,926                     $65,419
G.W. Gyllstrom                        $136,738                     $56,575
T.L. Turner                           $ 36,405                     $50,581






(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1994 of $47.50 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

COMMON STOCK PRICE PERFORMANCE GRAPH

      The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1989 in each of W.H. Brady Co. Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
W.H. Brady Co. versus Published Indices (S&P 500 and NASDAQ-US)

            1989     1990     1991     1992    1993     1994
Brady       $100     $ 96     $144     $127    $131     $179
S&P 500     $100     $105     $118     $133    $145     $152
NASDAQ US   $100     $ 98     $116     $136    $166     $170


*$100 invested on 7/31/89 in stock or index.
 Includes reinvestment of dividends.
 Fiscal year ending July 31.

COMPENSATION OF DIRECTORS

          Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also employees of the Company receive an annual retainer of $15,000 in addition to $1,000 plus expenses for each meeting of the Board or any committee thereof which they attend.


TERMINATION OF EMPLOYMENT ARRANGEMENTS

          In Fiscal 1994 the Company created a Supplemental Executive Retirement Plan (SERP) for Mrs. Hudson. The stated amount of the Plan until January 1, 1999 is $500,000. The Company credited a deferred compensation account with the net present value of the stated amount in January 1994. The account will be credited annually with the current year's increase in the net present value calculation. No interest accrues on the balance in the account until January 1, 1999. After that date, interest will accrue quarterly on the balance in the account at the prime rate in effect at the end of each calendar quarter.

          The Company is required to pay Mrs. Hudson the balance in the account over a ten year period beginning January 2009. The first payment will be one-tenth of the balance in the account; the second one-ninth; and so on.

          In the event of a change in control of the Company, Mrs. Hudson's SERP may accelerate and become payable in thirty days.

          In September 1994, the Company created a Supplemental Executive Retirement Plan (SERP) for Mr. DeLuca. The Plan calls for the Company to credit a deferred compensation account with $50,000 on July 31 of each year beginning July 31, 1995 to and including July 31, 1999, provided Mr. DeLuca is employed by the Company as of each of those dates. Interest accrues on the balance in the account at the prime rate in effect on July 31 of each year, but not less than 6% nor more than 10% per annum.

          The Company is required to pay Mr. DeLuca the balance in the account over a ten year period beginning on August 1 of the year following his termination of employment with the Company. The first payment will be 1/10th of the balance in the account; the second payment will be 1/9th; and so on. The Company may make payments in some other manner provided the payments are neither smaller nor extend beyond such ten year period.

          In Fiscal 1992 the Company created a Supplemental Executive Retirement Plan (SERP) for Mr. Gengler, retired President, CEO and Director. The Plan credits a deferred compensation account with $125,000 each year provided Mr. Gengler is in the employment of the Company as of July 31, 1992, July 31, 1993 and July 31, 1994. If Mr. Gengler is in the employment of the Company as of July 31, 1994 an additional $100,000 will be credited to this account on July 31, 1995, July 31, 1996 and July 31, 1997. Mr. Gengler met these requirements. Interest accrues on the balance in the account at the rate of 8% per year.

The Company is required to pay Mr. Gengler the balance in the account over a ten year period beginning August 1, 1997. That payment, and the nine succeeding payments, will equal one-tenth of the account balance at August 1, 1997. Additionally, the payments in succeeding years will include interest credited to the account in the interim. The Company may make payments in some other manner provided the payments are neither smaller nor extend beyond August 1, 2006.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During Fiscal 1994, the Board's Compensation Committee was composed of Messrs. Bemis, Lettenberger and Peirce. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company. There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.


PROFIT SHARING AND EMPLOYEE THRIFT PLAN

        All Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Profit Sharing and Employee
Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses.
Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.

DEFERRED COMPENSATION ARRANGEMENTS

      Directors, executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus and to invest the deferred amounts in "phantom stock" of the Company. "Phantom Stock" is not actual stock or rights to acquire stock in the Company, but it gives participants the right to share in increases in book value (as defined) of the common stock. At the end of each fiscal year, the deferred compensation balance (with interest) is credited to the purchase of phantom common stock at the then book value of the common stock of the Company, and is thereafter adjusted to reflect stock dividends and other dividends or distributions on the Company's Class A Common Stock.

      Upon the retirement, disability, or death of participant, the Company is required to pay, each year for a period of ten years, a portion of the book value of the phantom stock determined by the book value of the corresponding number of common shares as of the end of each fiscal year. The first payment must be one-tenth of the book value; the second one-ninth; and so on, with the number of phantom shares reduced by the equivalent in book value of each payment.

      If the participant's employment ends for reasons other than his retirement, disability or death, the book value of his phantom stock will be determined as of the end of the fiscal year following his termination of employment and he will receive one-tenth of such amount each year for a period of ten years, plus interest at a rate 2% less than the Company's short-term borrowing rate. At the request of the participant, the Company may make payments in larger installments or in a lump sum on a discounted or other basis.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Company's Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for considering and approving compensation arrangements for senior management of the Company, including the Company's executive officers and the chief executive officer. It is the philosophy of the Committee to establish a total executive compensation program which is competitive with a broad range of companies that it considers to be of comparable size and complexity.

      The primary components of the Company's executive compensation program are (i) base salary, (ii) annual cash incentive compensation bonuses and (iii) long term incentive compensation in the form of stock options. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. Decisions made by the Committee relating to the base salary compensation and the annual cash incentive compensation plan are reviewed and approved by the full Board of Directors.

      The Committee believes that:

      - The Company's pay levels are appropriately targeted to attract and retain key executives;
      - The Company's incentive plan provides strong incentives for management to increase shareholder value; and
      - The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

BASE SALARY

      Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for Fiscal 1994, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

ANNUAL INCENTIVE COMPENSATION

      The Incentive Compensation Plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is designed to reward superior results and performance with superior compensation. The Bonus Plan has both an objective and subjective element. Components of the objective element include the Company's profitability and sales growth. Components of the subjective element include the achievement of certain agreed upon individual goals.

STOCK OPTIONS

      In 1989 the Board approved the W.H. Brady Co. 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 500,000 shares of Class A Non-Voting Common Stock are available for grant. The Option Plan assists executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. All grants under the Option Plan are at market price on the date of the grant and have value only if the price of W.H. Brady Co. Class A Common Stock, after the vesting requirement passes, has increased to a greater value than at the grant date.

COMPLIANCE WITH NEW TAX REGULATIONS REGARDING EXECUTIVE COMPENSATION

      Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate non-deductible compensation in excess of these limits. The Compensation Committee will continue to review these evolving tax regulations as they apply to the Company's executive compensation program. It is the Compensation Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      Mrs. Hudson received $175,000 in base salary from January 1, 1994 through the end of the fiscal year. She was paid a bonus attributable to Fiscal 1994 of $175,000. Mrs. Hudson was awarded the maximum bonus because certain objective sales growth and profitability goals were met, as well as criteria for the subjective portion of the bonus including:

      (i)   re-energizing the Company to drive growth and global expansion
      (ii)  increasing cross-divisional cooperation and teamwork
      (iii) continuing emphasis on earnings while refocusing on asset utilization
      (iv)  facilitating the Company's long-range strategic planning

      Included in the terms of Mrs. Hudson's employment offer was a granting of options to purchase 25,000 shares of Class A Common Stock.

      Although he retired in December 1993, base salary was owed to Mr. Gengler for the entire fiscal year. Mr. Gengler received $307,084 in base salary in Fiscal 1994. In addition, $139,583 base salary owed to Mr. Gengler for the period August 1994 to December 1994 was accelerated and paid in July 1994. Mr. Gengler did not receive a bonus in Fiscal 1994. No stock option grants were awarded to Mr. Gengler in Fiscal 1994.

      The Committee believes these awards are consistent with the objectives of the various plans and with the overall compensation policy of the Board of Directors.


* * * * * * * * * * * * * * * * * * * * * * * * * * * * * *


      The Compensation Committee believes the executive compensation programs and practices described above are competitive. They are designed to provide increased compensation with improved financial results and provide additional opportunity for capital accumulation, but only if shareholder value is increased.
                                      Peter J. Lettenberger, Chairman
                                      Richard A. Bemis
                                      Roger D. Peirce

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners

      The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1994.

                                                Amount of
Title of   Name and Address of                  Beneficial       Percent of
 Class     Beneficial Owner                     Ownership        Ownership
Class B    William H. Brady, Jr.(1)             1,574,866        89%
Common             Marital Trust
Stock              c/o Quarles & Brady
                   Attn: Peter J. Lettenberger
                   411 East Wisconsin Avenue
                   Milwaukee, WI  53202

           William H. Brady, Jr.(1)               194,448        11%
                   Non-QTIP Marital Trust
                   c/o Quarles & Brady
                   Attn: Peter J. Lettenberger
                   411 East Wisconsin Avenue
                   Milwaukee, WI  53202






          The trustees of both trusts are Robert C. Buchanan, Irene B. Brady,
Roger D. Pierce, Peter J. Lettenberger, and Michael S. Joyce, each of whom shares voting and dispositive power. The vested beneficiary is Irene B.
Brady; the contingent remainder beneficiaries are William H. Brady, III and Elizabeth B. Lurie.

(b)       Security Ownership of Management
          The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or
Nominee and by all Directors and Officers of the Company as a group as of September 30, 1994.  Except as otherwise indicated, all shares are owned directly.
Title        Name of Beneficial                Amount of          Percent
of           Owner & Nature of                 Beneficial           of
             Beneficial Ownership              Ownership          Ownership
Class A      Peter J. Lettenberger (1)(2)(3)   1,109,940          20.3%
Common       Robert C. Buchanan (1)(4)           848,681          15.5%
Stock        Roger D. Peirce (1)                 848,431          15.5%
             Michael S. Joyce (1)                848,431          15.5%
             Elizabeth B. Lurie (2)(5)           568,415          10.4%
             William H. Brady III (6)            345,824           6.3%
             Katherine M. Hudson (7)              25,013           0.5%
             Paul G. Gengler (8)                  14,486           0.3%
             Richard A. Bemis                        500             *
             Gary R. Nei                             500             *

               All Officers and Directors
               as a Group (19 persons)(9)      1,843,839          33.7%

Class B      Peter J. Lettenberger (1)         1,769,314           100%
Common       Robert C. Buchanan (1)            1,769,314           100%
Stock        Roger D. Peirce (1)               1,769,314           100%
             Michael S. Joyce (1)              1,769,314           100%
               All Officers and Directors
               as a Group                      1,769,314           100%

6%           Peter J. Lettenberger (1)(2)          2,751          69.1%
Cumulative   Robert C. Buchanan (1)                1,920          48.2%
Preferred    Roger D. Peirce (1)                   1,920          48.2%
Stock        Michael S. Joyce (1)                  1,920          48.2%
             Elizabeth B. Lurie (2)(5)             1,066          26.8%
             William H. Brady III (2)(6)             998          25.1%
               All Officers and Directors
               as a Group                          3,221          80.8%

1979 Series  William H. Brady III (2)(6)           8,071          36.7%
Cumulative   Elizabeth B. Lurie (2)(5)             8,071          36.7%
Preferred    Peter J. Lettenberger (2)             5,529          25.2%
               All Officers and Directors
               as a Group                         10,613          38.3%

6%           Peter J. Lettenberger (2)             2,600           100%
Cumulative   Elizabeth B. Lurie (2)                2,600           100%
Preferred    William H. Brady III (2)              2,600           100%
Stock,         All Officers and Directors
1972 Series    as a Group (2)                      2,600           100%

          * Indicates less than one tenth of one percent.

         (1) The amount shown includes shares held directly by the William
H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H.
Brady, Jr. Non-QTIP Marital Trust (the "Non-QTIP Trust")(collectively, the "Trusts"). The Marital Trust owns 687,781 shares of Class A Common
Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6%
Cumulative Preferred Stock.  The Non-QTIP Trust owns 160,650 shares of
Class A Common Stock, 194,448 shares of Class B Common Stock, and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Robert C. Buchanan, Irene B. Brady, Roger D. Peirce, Peter J.
Lettenberger, and Michael S. Joyce, each of whom shares voting and dispositive power. All of the Trustees except Mrs. Brady disclaim beneficial ownership of these shares. Irene B. Brady is the widow of William H. Brady, Jr. and the vested beneficiary of the Trusts;
she is the parent of William H. Brady, III and Elizabeth Brady Lurie
(who are contingent remainder beneficiaries of the Trusts) and the grandparent of Elizabeth Irene Pungello.

         (2)       William H. Brady III, Elizabeth B. Lurie and Peter J.
Lettenberger are among the directors of the W.H. Brady Foundation, Inc.
(the "Foundation") which owns 5,529 shares of the 1979 Series, Cumulative Stock, 763 shares of the 6% Cumulative Preferred Stock and
2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series.  Mr.
Lettenberger and Mrs. Lurie are also trustees of the Irene B. Brady
Revocable Trust of 1986 (the "1986 Trust"), which owns 259,941 shares of
Class A Common Stock and 68 shares of 6% Cumulative Preferred Stock.
All such persons disclaim beneficial ownership of shares held by the Foundation and the 1986 Trust.

         (3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr.
Lettenberger owns directly 1,567.5 shares of Class A Common Stock.

         (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns directly 250 shares of Class A Common Stock.

         (5)       In addition to the shares owned as a trustee of the 1986
Trust and as a director of the Foundation, Mrs. Lurie owns directly
145,740 shares of Class A Common Stock, or 2.7% of the number of such shares outstanding, 235 shares of 6% Cumulative Preferred Stock and 2,542 shares of 1979 Series Preferred Stock. She is the mother of Elizabeth Irene Pungello, who is the beneficiary of the Elizabeth Irene
Pungello Irrevocable Trust (the trustees of which are Nicholas M.
Daniels and Shy Lurie, Mrs. Lurie's husband) which owns 162,734 shares of the Class A Common Stock, or 3.0% of the number of such shares outstanding. She disclaims ownership of these shares.

         (6) In addition to shares owned as a director of the Foundation, Mr. Brady owns 345,824 shares of Class A Common Stock, 235 shares of 6%
Cumulative Preferred Stock, and 2,542 shares of 1979 Series Cumulative
Stock.

         (7) Mrs. Hudson owns 12.8427 shares of Class A Common Stock indirectly through an employee benefit plan and holds a vested option to acquire an additional 25,000 shares of Class A Common Stock.

         (8) Mr. Gengler owns 520 shares of Class A Common Stock directly and his spouse owns 300 shares of Class A Common Stock. He also beneficially owns 13,666 shares of Class A Common Stock through vested options. He holds options for an additional 4,334 shares of Class A
Common Stock that fully vest by October 1995.

         (9)       The amount shown for all officers and directors as a group
(19 persons) includes options to acquire a total of 73,566 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days. It does not include other options for Class
A Common Stock which have been granted but vest over the next three years.

(c)      Changes in Control

         No arrangements are known to the Company which may, at a subsequent date, result in a change in control of the Company.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under terms of an employment agreement with William H. Brady, Jr., the Company paid approximately $24,000 to Mr. Brady's beneficiaries in 1994. No further liabilities exist under the terms of this agreement.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1) The consolidated financial statements, together with the independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 23 through 35 of the Company's 1994 Annual Report is incorporated herein by reference.

         2) Consolidated Financial Statement Schedules--

            Schedule IV      Indebtedness to Related Parties - Not
                             Current
            Schedule V       Property, Plant and Equipment
            Schedule VI Accumulated Depreciation and Amortization of Property, Plant and Equipment
            Schedule VIII    Valuation and Qualifying Accounts
            Schedule X       Supplementary Income Statement Information

            Independent Auditors' Report on Financial Statement Schedules

            All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

         3) Exhibits

          3.1(1)  Restated Articles of Incorporation of W.H. Brady Co.

          3.2(2)  By-laws of W.H. Brady Co., as amended.

         10.1(1) Employment Agreement dated November 3, 1975, between W.H. Brady Co. and William H. Brady, Jr.

         10.2(2)  W.H. Brady Co. Four Square Plan, as amended.

         10.3(2)  Executive Additional Compensation Plan, as amended.

         10.4(2) Form of Executive's Deferred Compensation Agreement, as amended.

         10.5(2) Forms of Director's Deferred Compensation Agreement, as amended.

         10.6(4)  W.H. Brady Co. 1989 Non-Qualified Stock Option Plan.

         10.7     Incentive Compensation Plan.

         10.8(4) Supplemental Executive Retirement Plan dated March 27, 1992 between W.H. Brady Co. and Paul Gengler.

         10.9(4)  W.H. Brady Co. Automatic Dividend Reinvestment Plan.

         10.10 Supplemental Executive Retirement Plan between W.H. Brady Co. and Katherine M. Hudson

         10.11 Supplemental Executive Retirement Plan dated September 23, 1994 between W.H. Brady Co. and Donald P. DeLuca.

         13.1     Annual Report to Shareholders for year ended July 31,
                  1994.

         18.1(3)  Letter regarding change in accounting method.

         22.1     Subsidiaries of W.H. Brady Co.

         23.1     Consent of Deloitte & Touche LLP, Independent Auditor.



         (1) Incorporated by reference to Registrant's Registration Statement No. 2-91287 on Form S-1.

         (2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

         (3) Incorporated by reference to Exhibit 18 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1989.

         (4) Incorporated by reference to Registrant's Annual Report on form 10-K for the Fiscal year ended July 31, 1992.

W.H. BRADY CO. AND SUBSIDIARIES

SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES - NOT CURRENT

                Balance at         Additions to      Reductions of  Balance at
Category    Beginning of Period    Indebtedness      Indebtedness      End of
                               (Dollars in Thousands)                  Period

Year ended July 31, 1992:
Management      $11945             $2261              $1285            $12921

Directors         2257               319                203              2373

Trustees            56                 0                 22                34

Former
Chairman           111                 0                 71                40

Total           $14369             $2580              $1581            $15368

Year ended July 31, 1993:

Management      $12921             $1179              $1532            $12568

Directors         2373               525                506              2392

Trustees            34                 0                 16                18

Former
Chairman            40                 0                 16                24

Total           $15368             $1704              $2070            $15002


Year ended July 31, 1994:
Management      $12568             $2468              $1775            $13261

Directors         2392               349                207              2534

Trustees            18                 0                 18                 0

Former
Chairman            24                 0                 24                 0

Total           $15002             $2817              $2024            $15795

Note: The indebtedness represents amounts due under different deferred compensation plans.
       Reductions of indebtedness are payments to retired or deceased participants of the various categories.

W.H. BRADY CO. AND SUBSIDIARIES

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                           Bal. at                        Other       Bal. at
                          Beginning  Additions  Retire-  Deduc-        End of
                          of Period   At Cost    ments   tions(4)      Period
Classification (3)                      (Dollars in thousands)

Year Ended July 31, 1992:
Land                       $  2967    $ 2243     $   (1)               $ 5211
Buildings & Improvements     28770      8533       (437)                37740
Machinery & Equipment        56980     14820       1946       $3875     65979
Construction in Progress     11104     (1522)      (317)                 9899

                           $ 99821    $24074     $ 1191(1)(2) $3875   $118829

Year Ended July 31, 1993:

Land                       $  5211      --       $  547               $  4664
Buildings & Improvements     37740    $ 4544       4811                 37473
Machinery & Equipment        65979     13773      10950                 68802
Construction in Progress      9899     (6037)        55                  3807

                           $118829    $12280     $16363 (1)(2)        $114746

Year Ended July 31, 1994:

Land                       $  4664      --       $  (25)                 4689
Buildings & Improvements     37473    $  666       (292)                38431
Machinery & Equipment        68802      8661       4887                 72576
Construction in Progress      3807     (2861)         7                   939

                           $114746    $ 6466     $ 4577 (2)           $116635

(1)       Includes $1,199 (1992) and $13,873 (1993) of retirements due to sale of business units.
(2)       Includes foreign currency translation adjustments of
          $(1,607)(1992), $2,535 (1993) and $(971)(1994).
(3)       Cost is being depreciated using the straight line method over the estimated useful lives, which range as follows:
                             Buildings & Improvements  10 to 40 years
                             Machinery & Equipment   3 to 10 years
(4)       Nonrecurring charge - See Note 2 to the Consolidated Financial
          Statements.

W.H. BRADY CO. AND SUBSIDIARIES

SCHEDULE VI - ACCUMULATED DEPRECIATION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                     Additions
                           Bal. at   Charged to                       Bal. at
                          Beginning  Costs and    Retire-              End of
                          Of Period  Expenses      ments               Period
                              (Dollars in Thousands)
Classification

Year Ended July 31, 1992:
Buildings & Improvements   $10616       $1095     $  11                $11700
Machinery & Equipment       29817        7355      1510                 35662

                           $40433       $8450     $1521 (1)(2)         $47362


Year Ended July 31, 1993:

Buildings & Improvements   $11700       $1356     $1036                $12020
Machinery & Equipment       35662        8492      8790                 35364

                           $47362       $9848     $9826 (1)(2)         $47384


Year Ended July 31, 1994:

Buildings & Improvements   $12020       $1321     $ (58)               $13399
Machinery & Equipment       35364        8004      4475                 38893

                           $47384       $9325     $4417 (1)            $52292

(1) Includes foreign currency translation adjustments of $(876)(1992), $1,329 (1993) and $(371)(1994).
(2) Includes $1,103 (1992) and $5,486 (1993) of retirements due to sale of business units.

W.H. BRADY CO. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                              Year ended July 31,
                                            1992       1993       1994

                                             (Dollars in Thousands)
                                                                  <C
Description

Valuation accounts deducted in balance
sheet from assets to which they apply--

 Accounts receivable--allowance for losses:

  Balances at beginning of period           $ 987      $1320      $1247

  Additions--Charged to expense               750        758        725

  Deductions--Bad debts written off, net of
      recoveries                             (417)      (831)      (407)

  Balances at end of period                 $1320      $1247      $1565

W.H. BRADY CO. AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                     Charged to costs and expenses
                                          Year ended July 31,

                                    1992              1993               1994
                                         (Dollars in thousands)

Maintenance and repairs            $ 4196            $ 4344             $ 3767


Advertising costs                  $20442            $21234             $27303


Note: Amounts for taxes other than payroll taxes and income taxes, amortization of intangible assets, and royalties are not presented, as such amounts are less than one percent of net sales.

DELOITTE & TOUCHE LLP
411 East Wisconsin Avenue
Milwaukee, Wisconsin 53202-4496
Telephone (414) 271-3000




INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-30258 of W.H. Brady Co. on Form S-8 of our reports dated September 12, 1994, appearing in and incorporated by reference in the Annual Report on Form 10-K of W.H. Brady Co. for the year ended July 31, 1994.




/S/ Deloitte & Touche LLP
Milwaukee, Wisconsin
October 26, 1994


Deloitte & Touche LLP
411 East Wisconsin Avenue
Milwaukee, Wisconsin 53202-4496
Telephone (414) 271-3000

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of W.H. Brady Co.:

We have audited the consolidated financial statements of W.H. Brady Co. and subsidiaries as of July 31, 1994 and 1993 and for each of the three years in the period ended July 31, 1994, and have issued our report thereon dated September 12, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of W.H. Brady Co. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 12, 1994

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of October, 1994.


                                          W.H. BRADY CO.



                                          By  /S/ D.P. DeLuca
                                          D.P. DeLuca, Senior Vice President,
                                          Treasurer, and Assistant Secretary
                                          (Principal Accounting Officer)
                                          (Principal Financial Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /S/ K.M. Hudson     President and Director                10/14/94
K.M. Hudson       (Principal Executive Officer)



 /S/ P.J. Lettenberger             Director                10/14/94
P.J. Lettenberger



 /S/ R.A. Bemis                    Director                10/14/94
R.A. Bemis



                                   Director
W.H. Brady III



                                   Director
E.B. Lurie



                                   Director
F.W. Harris



 /S/ R.C. Buchanan                 Director                  10/14/94
R.C. Buchanan



 /S/ R.D. Peirce                   Director                  10/14/94
R.D. Peirce



 /S/ M.S. Joyce                    Director                  10/14/94
M.S. Joyce



                                   Director
G.E. Nei

SCHEDULE OF SUBSIDIARIES OF W.H. BRADY CO.


Name                                        Jurisdiction of Incorporation

Brady Coated Products, Inc.                             Wisconsin
Brady Financial Co.                                     Delaware
Brady International Co.                                 Wisconsin
Brady International Sales, Inc.                         U.S. Virgin Islands
Brady Medical Products Co.                              Wisconsin
Brady Service Co.                                       Wisconsin
Brady USA, Inc.                                         Wisconsin
Nippon Brady K.K.                                       Japan
Revere-Seton Inc.                                       Canada
Seton GmbH                                              Germany
Seton, Ltd.                                             England
Seton S.A.                                              France
Tricor Direct Inc./Doing
  Business As                                           Delaware
          Seton
          Seton Name Plate Company
Worldmark of Wisconsin Inc.                             Delaware
W.H. Brady, Pty. Ltd.                                   Australia
W.H. Brady, N.V.                                        Belgium
W.H. Brady, Inc.                                        Canada
W.H. Brady, Ltd.                                        England
W.H. Brady, S.A.R.L.                                    France
W.H. Brady, GmbH                                        Germany
W.H. Brady, Pte. Ltd.                                   Singapore
Brady AB                                                Sweden