Form 10-K/A
period 1994-07-31
BRADY W H CO
filed 1994-10-28
CIK 746598

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the Fiscal Year Ended July 31, 1994
OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the Transition Period from       to

Commission File Number 0-12730

W.H. Brady Co.
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