Form 10-Q/A
period 1994-10-30
BRADY W H CO
filed 1994-12-09
CIK 746598

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 1994

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

          As of December 1, 1994, there were outstanding 5,501,811 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.