Form 10-Q
period 1995-01-31
BRADY W H CO
filed 1995-04-20
CIK 746598

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Quarterly Period Ended January 31, 1995

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

     As of March 1, 1995, there were outstanding 5,502,444 shares of Class A Common Stock and 1,769,314 shares of Class B Common
Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                            FORM 10-Q

                         W. H. BRADY CO.

                              INDEX


PART I.   Financial Information

 Item 1.  Financial Statements

            Unaudited Condensed Consolidated Balance
            Sheets . . . . . . . . . . . . . . . . . . . . . . .3

            Unaudited Condensed Consolidated Statements
            of Income and Earnings Retained in Business. . . . .4

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

            Notes to Condensed Consolidated Financial
            Statements . . . . . . . . . . . . . . . . . . . . .6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .7

PART II.  Other Information. . . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                W. H. BRADY CO. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)
                                            Jan 31        July 31
                                            1995           1994
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents               $ 72,132       $ 66,107
  Accounts Receivable, Less Allowance for
  Losses ($1,776 and $1,565, Respectively)  36,368         32,308
  Inventories                               24,099         23,737
  Prepaid Expenses & Other Current Assets   13,193          9,611
     Total Current Assets                  145,792        131,763
Other Assets                                 6,221          6,403
Property Plant and Equipment:
  Cost
     Land                                    4,705          4,689
     Buildings and Improvements             38,649         38,431
     Machinery and Equipment                74,885         72,576
     Construction in Progress                1,518            939
                                           119,757        116,635
  Less Accumulated Depreciation             56,917         52,292
     Net Property, Plant & Equipment        62,840         64,343
Total                                     $214,853       $202,509

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts Payable                        $ 11,633       $  9,678
  Wages & Amounts Withheld From Employees   11,456         10,479
  Accrued Income Taxes                       3,948          2,999
  Other Current Liabilities                  7,107          8,179
  Current Maturities on Long Term Debt         166            405
     Total Current Liabilities              34,310         31,740
Long Term Debt, Less Current Maturities      1,814          1,855
Other Liabilities                           23,689         23,785
          Total Liabilities                 59,813         57,380
Stockholders' Investment:
  Preferred Stock                            2,855          2,855
  Class A Nonvoting Common Stock-Issued
    and Outstanding 5,502,444 and 5,476,812
    Shares, Respectively                        55             54
  Class B Voting Common Stock-Issued and
    Outstanding 1,769,314 Shares                18             18
  Additional Paid in Capital                 7,600          6,768
  Earnings Retained in the Business        140,448        132,271
  Cumulative Translation Adjustments         4,064          3,163
     Total Stockholders' Investment        155,040        145,129
Total                                     $214,853       $202,509

    See Notes to Condensed Consolidated Financial Statements.

                     W. H. BRADY CO. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND EARNINGS RETAINED IN BUSINESS
              (Dollars in Thousands except per share amounts)
                                (UNAUDITED)
                       Three Months Ended Jan 31   Six Months Ended Jan 31
                              1995         1994         1995      1994
Net Sales                  $ 78,857     $ 64,109     $147,896   $123,744
Operating Expenses:
  Cost of Products Sold      36,917       29,992       69,059     58,243
  Research & Development      2,711        2,664        5,247      5,371
  Selling, General and
    Administrative           29,515       25,357       56,067     47,097

Total Operating Expenses     69,143       58,013      130,373    110,711

Operating Income              9,714        6,096       17,523     13,033
Investment and
  Other Income                  609          301        1,128        610
Interest Expense              (149)         (76)        (192)      (123)

Income Before Income Taxes   10,174        6,321       18,459     13,520
Income Taxes                  4,075        2,460        7,426      5,481

Net Income                 $  6,099     $  3,861     $ 11,033   $  8,039

Earnings Retained in
  Business at Beginning
  of Period                 135,868      121,793      132,271    118,730

Less Dividends:
  Preferred Stock              (65)         (65)        (130)      (130)
  Common Stock              (1,454)      (1,228)      (2,726)    (2,278)

Earnings Retained in
  Business at End of
  Period                   $140,448     $124,361     $140,448   $124,361

Net Income Per Common Share

  Net Income -
     Class A Nonvoting       $ 0.83       $ 0.53       $ 1.53     $ 1.12

  Net Income -
     Class B Voting          $ 0.83       $ 0.53       $ 1.43     $ 1.02




See Notes to Condensed Consolidated Financial Statements.

                     W. H. BRADY CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                           January 31
                                                         1995        1994
Net Income                                            $11,033     $ 8,039

Adjustments to Reconcile Net Income to
 Net Cash Provided by (Used in) Operating Activities:
  Depreciation & Amortization                           4,954       4,860
  Loss (Gain) on Sale of Equipment                        (7)         123
  Provision for Losses on A/R                             377         245

  Changes in Operating Assets and Liabilities:
  (Incr) Decr in A/R                                  (4,527)       (313)
  (Incr) Decr in Inventory                               (63)         655
  (Incr) Decr in Prepaid Expense                      (3,410)       (940)
  Incr (Decr) in A/P & Other Liabilities                1,510         704
  Incr (Decr) in Income Taxes                             833       1,107
Net Cash Provided by (Used in) Operating Activities     (333)      14,480

Investing Activities:
  Purchases of Property, Plant and Equipment          (3,213)     (3,097)
  Proceeds from Sale of Property, Plant
    and Equipment                                         128         188
Net Cash Used in Investing Activities                 (3,085)     (2,909)

Financing Activities:
  Principal Payments on Long Term Debt                  (313)       (282)
  Payment of Dividends                                (2,856)     (2,408)
  Proceeds from Issuance of Common Stock                  833         578
Net Cash Used in Financing Activities                 (2,336)     (2,112)
Effect of Exchange Rate Changes on Cash                   746        (28)

Net Incr (Decr) in Cash and Cash Equivalents            6,025       9,431
Cash & Cash Equivalents at Beginning of Year           66,107      42,366

Cash and Cash Equivalents at End of Period             72,132     $51,797

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                            $   387     $   123
  Income Taxes                                          7,223       5,239

         See Notes to Condensed Consolidated Financial
Statements.
                        W. H. BRADY CO. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Six months ended January 3l, l995

NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 3l, 1995 and July 3l, 1994, and its results of operations and its cash flows for the three months and six months ended January 31, 1995 and l994. The consolidated balance sheet at July 31, l994 has been taken from the audited financial statements of that date and condensed.

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



NOTE B - Net Earnings Per Common Share

     Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding of 7,259,517 for the three months and six months ended January 31, 1995 and 7,216,147 for the same periods in 1994. The preferential dividend on the Class A common stock of $.10 per share declared on September 23, 1994 has been added to the net earnings per Class A common share for the six months ended January 31, 1995. The net earnings per Class A common share for the six months ended January 31, 1994 includes $.10 per share relating to preferential dividends declared in that period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


Results of Operations

    For the three months ended January 31, 1995 revenues of $78,857,000 were 23.0% higher than the same quarter of the previous year. For the six months ended January 31, 1995 revenues of $147,896,000 were 19.5% higher than the same period last year. Sales of the Company's international operations increased 34.5% for the quarter and 28.9% for the six months as a result of both real growth through continued market penetration in Europe and the Far East and changes in the exchange rates used to translate financial results into U.S. currency. Sales of the Company's U.S. operations increased 16.3% for the quarter and 14.2% for the six month period.

    The cost of products sold as a percentage of sales was 46.8% for the quarter and 46.7% for the six months ended January 31, 1995. For the same periods last year these percentages were 46.8% and 47.1%. The decrease in the six month period is a result of changes in product mix. Selling, general and administrative expenses as a percentage of sales were 37.4% for the quarter compared to 39.6% for the same quarter of the previous year. For the six months ended January 31, 1995, this percentage was 37.9% compared to 38.1% for the same period last year. Research and development expenses increased 1.8% for the quarter but decreased 2.3% for the six months ended January 31, 1995 over the same periods last year.

    Income before income taxes increased 61.0% for the quarter and 36.5% for the six months ended January 31, 1995. Net income increased 58.0% to $6,099,000 compared to $3,861,000 for the same quarter of the previous year. For the six months ended January 31, 1995 net income increased 37.2% to $11,033,000 from $8,039,000 for the same period last year.


Financial Condition

    The Company's liquidity remains strong. The current ratio as of January 31, 1995 was 4.2 to 1. Cash and cash equivalents were $72,132,000 at January 31, 1995 compared to $66,107,000 at July
31, 1994. Working capital increased $11,459,000 during the six months and equaled $111,482,000 as of January 31, 1995. The Company believes this amount is adequate to meet its current and anticipated operating needs.

                             PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          The Company was not required to file and did not file a report on Form 8-K during the quarter ended January 31, 1995.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                   W.H. BRADY CO.



Date:   March 9, l995              /S/ K. M. Hudson
                                   K. M. Hudson
                                   President



Date:   March 9, 1995              /S/ D. P. DeLuca
                                   D. P. DeLuca
                                   Senior Vice President and
                                     Assistant Secretary
                                   (Principal Accounting Officer)