Form 10-Q
period 1995-04-30
BRADY W H CO
filed 1995-06-14
CIK 746598

FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 1995

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

                   Wisconsin
         (State or other jurisdiction
                       of
        incorporation or organization)              39-0178960
                                                  (I.R.S. Employer
                                                 Identification No.)
              6555 West Good Hope Road, Milwaukee, Wisconsin  53223
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 358-6600
              (Registrant's telephone number, including area code)

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

             As of June 1, 1995, there were outstanding 5,504,859 shares of Class A Common Stock and 1,769,314 shares of Class B Common
Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.


                                  FORM 10-Q

                                 W. H. BRADY CO.

                                      INDEX

                                                                     PAGE
PART I.           Financial Information

 Item 1.          Financial Statements

                    Condensed Consolidated Balance Sheets. . . . . . . .3

                    Unaudited Condensed Consolidated Statements
                    of Income. . . . . . . . . . . . . . . . . . . . . .4

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

                    Notes to Condensed Consolidated Financial
                    Statements . . . . . . . . . . . . . . . . . . . . .6

 Item 2.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . .7

PART II.          Other Information. . . . . . . . . . . . . . . . . . .8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

                        W. H. BRADY CO. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                  Apr. 30,       July 31,
                                                    1995           1994
                                               (Unaudited)

ASSETS
Current Assets:
  Cash and Cash Equivalents                       $ 93,696       $ 66,107
  Accounts Receivable, Less Allowance for
  Losses ($1,943 and $1,565, Respectively)          42,791         32,308
  Inventories                                       21,700         23,737
  Prepaid Expenses & Other Current Assets           11,427          9,611
     Total Current Assets                          169,614        131,763
Other Assets                                         6,462          6,403
Property Plant and Equipment:
  Cost
     Land                                            4,413          4,689
     Buildings and Improvements                     33,195         38,431
     Machinery and Equipment                        68,457         72,576
     Construction in Progress                        1,755            939
                                                   107,820        116,635
  Less Accumulated Depreciation                     49,848         52,292
     Net Property, Plant & Equipment                57,972         64,343
Total                                             $234,048       $202,509

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts Payable                                $ 13,102       $  9,678
  Wages & Amounts Withheld From Employees           12,704         10,479
  Accrued Income Taxes                               6,981          2,999
  Other Current Liabilities                          9,756          8,179
  Current Maturities on Long-Term Debt                 101            405
     Total Current Liabilities                      42,644         31,740
Long Term Debt, Less Current Maturities              1,880          1,855
Other Liabilities                                   24,650         23,785
     Total Liabilities                              69,174         57,380

Stockholders' Investment:
  Preferred Stock                                    2,855          2,855
  Class A Nonvoting Common Stock-Issued
    and Outstanding 5,504,859 and 5,476,812
    Shares, Respectively                                55             54
  Class B Voting Common Stock-Issued and
    Outstanding 1,769,314 Shares                        18             18
  Additional Paid in Capital                         7,681          6,768
  Earnings Retained in the Business                148,472        132,271
  Cumulative Translation Adjustments                 5,793          3,163
     Total Stockholders' Investment                164,874        145,129
                                                  $234,048       $202,509

            See Notes to Condensed Consolidated Financial Statements.
/TABLE

                        W. H. BRADY CO. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands except per share amounts)
                                   (UNAUDITED)
                       Three Months Ended Apr 30   Nine Months Ended Apr 30
                              1995         1994         1995         1994

Net Sales                  $ 83,321     $ 65,888     $231,217     $189,632
Operating Expenses:
  Cost of Products Sold      37,156       30,143      106,215       88,386
  Research & Development      2,543        2,465        7,790        7,836
  Selling, General and
    Administrative           29,899       24,494       85,966       71,591

Total Operating Expenses     69,598       57,102      199,971      167,813
Operating Income             13,723        8,786       31,246       21,819
  Investment and Other
    Income-Net                2,234          371        3,362          981
  Interest Expense            (101)        (102)        (293)        (225)

Income Before Income Taxes   15,856        9,055       34,315       22,575
Income Taxes                  6,312        3,490       13,738        8,971

Net Income                 $  9,544     $  5,565     $ 20,577     $ 13,604
Earnings Retained in
  Business at Beginning
  of Period                 140,448      124,361      132,271      118,730

Less Dividends:
  Preferred Stock              (65)         (65)        (194)        (194)
  Common Stock              (1,455)      (1,229)      (4,182)      (3,508)



Earnings Retained in
  Business at End of
  Period                   $148,472     $128,632     $148,471     $128,632

Net Income Per Common Share
  Net Income -
    Class A Nonvoting      $   1.30     $   0.76     $   2.83     $   1.88

  Net Income -
    Class B Voting         $   1.30     $   0.76     $   2.73     $   1.78


See Notes to Condensed Consolidated Financial Statements.

/TABLE

                        W. H. BRADY CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                         April 30
                                                   1995           1994

Net Income                                      $20,569       $ 13,604
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation & Amortization                     7,128          7,145
  Loss (Gain) on Sale of Equipment                (557)           (84)
  Loss (Gain) on Sale of Business                 (700)            (0)
  Provision for Losses on A/R                       519            336

  Changes in Operating Assets and Liabilities:
  (Excluding the sale of businesses in 1995)
  (Incr) Decr in A/R                           (12,788)        (3,313)
  (Incr) Decr in Inventory                        1,920          1,341
  (Incr) Decr in Prepaid Expense                (1,569)        (4,148)
  Incr (Decr) in A/P & Other Liabilities          4,755          3,393
  Incr (Decr) in Income Taxes                     3,548          7,721
Net Cash Provided by Operating Activities        22,875         26,163

Investing Activities:
  Purchases of Property, Plant and Equipment    (5,704)        (5,172)
  Proceeds from Sale of Property, Plant
    and Equipment - Net                           4,035            244
  Proceeds from Sale of Business - Net            8,375              0
  Purchase of Other L/T Investment                (750)              0
Net Cash Provided by (Used in)
 Investing Activities                             5,956        (4,928)
Financing Activities:
  Principal Payments on Long Term Debt            (383)          (342)
  Payment of Dividends                          (4,376)        (3,702)
  Proceeds from Issuance of Common Stock            914            773
Net Cash Used in Financing Activities           (3,845)        (3,271)
Effect of Exchange Rate Changes on Cash           2,653            202
Net Incr (Decr) in Cash and Cash Equivalents     27,589         18,166
Cash & Cash Equivalents at Beginning of Year     66,107         42,366

Cash and Cash Equivalents at End of Period      $93,696       $ 60,532

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                          112             58
  Income Taxes                                    9,752          6,214

            See Notes to Condensed Consolidated Financial Statements.
/TABLE

                        W. H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine months ended April 30, l995


NOTE A - Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1995 and July 31, 1994, and its results of operations and its cash flows for the three months and nine months ended April 30, 1995 and l994. The consolidated balance sheet at July 31, l994 has been taken from the audited financial statements of that date and condensed.

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



NOTE B - Net Earnings Per Common Share

        Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding of 7,263,663 for the three months and nine months ended April 30, 1995 and 7,221,301 for the same periods in 1994. The preferential dividend on the Class A common stock of $.10 per share declared on September 23, 1994 has been added to the net earnings per Class A common share for the nine months ended April 30, 1995. The net earnings per Class A common share for the nine months ended April 30, 1994 includes $.10 per share relating to preferential dividends declared in that period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

    For the three months ended April 30, 1995 revenues of $83,321,000 were 26.5% higher than the same quarter of the previous year. For the nine months ended April 30, 1995 revenues of $231,217,000 were 21.9% higher than the same period last year. Sales of the Company's international operations increased 41.5% for the quarter and 33.4% for the nine months as a result of both real growth through continued market penetration in Europe and the Far East and changes in the exchange rates used to translate financial results into U.S. currency. Sales of the Company's U.S. operations increased 17.3% for the quarter and 15.3% for the nine month period.

    The cost of products sold as a percentage of sales was 44.6% for the quarter and 45.9% for the nine months ended April 30, 1995. For the same periods last year these percentages were 45.8% and 46.6%. These decreases from period to period were caused by changes in product mix and the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 35.9% for the quarter compared to 37.2% for the same quarter of the previous year. For the nine months ended April 30, 1995, this percentage was 37.2% compared to 37.8% for the same period last year. Research and development expenses increased 3.2% for the quarter and decreased 0.6% for the nine months ended April 30, 1995 over the same periods last year.

    Investment and other income for the quarter and the nine months ended April 30, 1995 includes approximately $1,500,000 ($900,000 net of taxes) from the sale of two businesses and two buildings.

    Income before income taxes increased 75.1% for the quarter and 52.0% for the nine months ended April 30, 1995. Net income increased 71.5% to $9,544,000 compared to $5,655,000 for the same quarter of the previous year. For the nine months ended April 30, 1995 net income increased 51.3% to $20,577,000 from $13,604,000 for the same period last year.




Financial Condition

    The Company's liquidity remains strong. The current ratio as of April 30, 1995 was 4.0 to 1. Cash and cash equivalents were $93,696,000 at April 30, 1995 compared to $66,107,000 at July 31, 1994. Working capital increased $26,947,000 during the nine months and equaled $126,970,000 as of April 30, 1995. The Company believes this amount is adequate to meet its current and
anticipated operating needs.
                                     PART II


ITEM 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

        None

  (b)  Reports on Form 8-K

        The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 1995.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                     W. H. BRADY CO.



Date:    June 2, 1995                     /S/ K. M. Hudson
                                          K. M. Hudson
                                          President



Date:    June 2, 1995                     /S/ D. P. DeLuca
                                          D. P. DeLuca
                                          Senior Vice President
                                          and Assistant Secretary
                                     (Principal Accounting Officer)