Form 10-K
period 1995-07-31
BRADY W H CO
filed 1995-10-13
CIK 746598

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the Fiscal Year Ended July 31, 1995

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
            For the Transition Period from __________ to __________

                         Commission File Number 0-12730
                                                -------

                                 W.H. BRADY CO
                                 -------------
               (Exact name of registrant as specified in charter)

    Wisconsin                                            39-0178960
    ---------                                            ----------
(State of Incorporation)                      (IRS Employer Identification No.)

                            6555 West Good Hope Road
                              Milwaukee, WI  53223
             (Address of Principal Executive Offices and Zip Code)

                                 (414) 358-6600
                        (Registrant's Telephone Number)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

         Securities Registered Pursuant to Section 12(g) of the Act:

          Class A Nonvoting Common Stock, Par Value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X    No ___

As of September 30, 1995, there were outstanding 5,507,599 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
      W.H. Brady Co. 1995 Annual Report, Incorporated into Part II & IV

                                   I N D E X

PART I                                                                                            PAGE
                                                                                                  ----
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 1

General Development of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 1
Financial Information About Industry Segments . . . . . . . . . . . . . . . . . . . . . . . .    I - 1
Narrative Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 1
International Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 7
Backlog . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 8
Raw Materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 8
Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 8
Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9
Environment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9
Financial Information About Foreign and
   Domestic Operations and Export Sales   . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9

Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9

Item 4.  Submission of Matters to a Vote of
  Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I - 9

PART II

Item 5.  Market for Registrant's Common Equity
  and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   II - 1

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   II - 2

Item 7.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .   II - 2

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .   II - 2

Item 9.  Changes In and Disagreements With Accountants
  on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .   II - 2

PART III

Item 10. Directors and Executive Officers of the
  Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III - 1

                                   I N D E X


PART III (Continued)

Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III - 4

Summary Compensation Table  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III - 4
Stock Options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III - 6
Common Stock Price Performance Graph  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III - 9
Compensation of Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -10
Termination of Employment Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -10
Compensation Committee Interlocks and
  Insider Participation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -11
Profit Sharing and Employee Thrift Plan . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -11
Deferred Compensation Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -12
Compensation Committee Report on
  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -12

Item 12.  Security Ownership of Certain Beneficial
  Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -15

Item 13.  Certain Relationships and Related
  Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  III -18

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   IV - 1

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   IV - 5

                                     PART I

W.H. Brady Co. and Subsidiaries is hereinafter referred to as the Company or Brady.

ITEM 1 BUSINESS

(a)      General Development of Business

         Brady is a Wisconsin corporation. It presently operates 12 manufacturing facilities in the United States and six foreign countries. The Company operates through seven subsidiaries with operations in two states and in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, Korea, New Zealand, Singapore, Spain and Sweden. The Company's principal office is located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223 and its telephone number is (414) 358-6600.

(b)      Financial Information About Industry Segments

   Not applicable.

(c)      Narrative Description of Business

General

   The Company develops, manufactures and sells a broad range of stock and customized products employing its knowledge of surface chemistry, principally in adhesives, coatings and graphics technologies. Brady's products include over 20,000 stock items and a wide variety of custom items, which are used primarily to identify, inform or instruct, including pressure-sensitive identification, labeling and marking systems for electrical wires and pipes; self-bonding nameplates; safety and instructional signs and specialized tapes used in audio, video and computer applications. The Company's products are sold domestically and internationally through a network of distributors, a direct sales force and mail order sales, and are used in a variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets, including original equipment manufacturers.

   The Company operates 12 manufacturing facilities in the United States and six foreign countries. Domestic and international operations are conducted through its Identification Systems and Specialty Tapes Group, Signmark Group, and Seton Group. Domestic operations are located in Connecticut and Wisconsin. International operations are located in Australia, Belgium, Canada, England, France, Germany, Hong Kong, Italy, Japan, Korea, New Zealand, Singapore, Spain and Sweden.

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

         New product and process development and product improvements are a significant part of the Company's business plan. Although it is difficult to accurately measure, the Company has a goal that a significant portion of its sales be of products introduced within the past five years. These products included bar code labels, computer printable wire marking sleeves and application systems, Bradywriter, Bradylabel Software, Bradymarker & labels, Lasertabs, Brady snap-on and mechanically applied pipemarkers, lockout compliance products, parts for micro discs, surface mount carrier and cover tape, outdoor weatherable graphic arts adhesive coated films, laser printable nameplates, and abrasive and solvent resistant coatings for polyester and polycarbonates.

         The Company conducts most of its research and development activities at its 30,000 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin and through a small research center in Belgium which services its European subsidiaries. The Company spent approximately $10.4 million, $10.3 million, and $12.1 million in fiscal 1995, 1994 and 1993, respectively, on its research and development activities, all of which were Company sponsored. In fiscal 1995, approximately 100 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants. The Company owns patents covering various aspects of adhesive chemistry, electronic circuitry, computer generated wire markers, and systems for aligning letters and patterns. While the

Company believes that its patents are a significant factor in maintaining its market position as to certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of the Company's patents. The Company's business is not dependent on any single patent or group of patents.


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

         The Coated Products Division of Brady USA, Inc. produces adhesive coated materials and printable top coated materials mainly for use by other divisions and subsidiaries. The Company's production of the majority of its own adhesive stocks and top coated materials permits an integrated manufacturing process which the Company believes, when combined with its emphasis on quality control, provides the basis for high quality, uniform products. The Company's integrated manufacturing processes also permit it to achieve greater flexibility in product design and manufacture, and improve its ability to provide specialized products designed to meet the needs of specific applications.


Products

         Brady's products are used in a wide variety of industrial applications, including markers that identify electrical circuits and piping systems; safety and accident prevention signs that warn of health and accident hazards; nameplates that identify consumer, scientific, medical and electrical products; specialized tapes for audio, video and computer applications; products for the marking and identification of buildings, equipment, and storage facilities; products for the aerial and ground location and identification of utility lines; products for floor safety, aisle and barricade marking. The Company's most significant products are described below.

           WIRE MARKERS

         Since 1945, the Company has been the leading domestic producer of labeling and identification products for electrical wires and wiring devices. Virtually all industrial products, medical equipment, computers, large buildings, transportation equipment and vehicles contain a complex network of electrical wiring and circuits. The wires and wiring devices that comprise these networks must be identified at the time of manufacture or installation. Many of the Company's products have become standard in the industry, with applications in both manufacturing and distribution.

         The Company manufactures both self-adhesive and non-adhesive wire marking products and labels in a wide variety of styles and materials. The markers may be printed with a single number or letter, or with a multi-line "address" that indicates the origination and termination of the wire, the device or devices to which it transmits current, engineering drawings and part numbers, or other information that facilitates the location of the source of trouble and repair in case of malfunction of the system.

         Brady wire markers and labels are designed for application by a variety of means and for use in specialized environments, including temperature ranges of -85F to more than 1,200F and chemical or other corrosive exposures including radiation, moisture, ozone, acid, alkalis, oils, and solvents. These products are constructed from various materials designed to meet engineers' specifications, ranging from general purpose cloth to materials for more specialized uses such as aluminum, vinyls, polyesters and polyvinylflourides. Such markers and labels and their chemically appropriate adhesives provide resistance to various environmental hazards such as heat, abrasion, solvents, and chemical corrosion.

         The Company's self-adhesive wire markers and labels are either preprinted or blank. The blank wire markers and labels can be computer printed by the customer using Brady developed software. Preprinted wire markers and labels are mounted on relatively thick release-coated card stock from which individual adhesive markers are removed manually or by machine and wrapped around the wire to provide permanent identification. Computer printable wire markers and labels are mounted on pin-fed rolls or backing sheets. An important feature of the Brady computer printable products is the proprietary ink-receptive, nonerasable, heat and solvent resistant coating on the surface of the marker.

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

         This product line includes indelible ink ribbons and portable, self-contained printing systems able to withstand the rigors of an industrial environment.

           SPECIALIZED TAPE PRODUCTS

         The Company's specialized tapes and related products are used in a variety of audio, video and computer applications, as well as surface mount technology products. These specialized tape products are characterized by high performance adhesives, most of which are formulated by the Company, to meet high tolerance requirements of the industries in which they are used. The Company's computer application products include reinforcing rings for floppy discs and components of micro-discs. Its audio industry products include cassette leader and splicing tapes and conductive splicing tapes. Video products include splicing and leader tapes, conductive/reflective sensing tapes, and other specialty components used in video cassettes. The Company's surface mount carrier and cover tapes are compatible with the products of all major surface-mounted-device electronic component manufacturers.


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


           SAFETY AND ACCIDENT PREVENTION SIGNS

         The Company manufactures safety and accident prevention signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use, and are manufactured to meet standards promulgated by the National Safety Council, the Occupational Safety and Health Administration and a variety of industry associations. The Company manufactures products with both stock and custom legends. Safety and accident prevention signs are constructed from materials designed to meet specific industry and environmental requirements, including self-adhesive vinyl coated cloth, subsurface printed polyester, reflective sheeting and phosphorescent polyester, metal, and fiberglass reinforced panels. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings and energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; vehicle placards for the transportation industry; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs; traffic signs; and regulatory markings. This product line includes printing systems that enable customers to print signs on-demand, on-site using Brady software and Brady materials. The Company believes that no other supplier offers as broad a range of safety and accident prevention sign products.

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


           OTHER PRODUCTS

         The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales. These products include non-skid safety tapes, warning posts and cones, die cut masks, adhesive backed felt, lockout/tag-out devices, temperature indicating labels, and hospital and clinical labels.

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

         The Company's products are sold in a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets, including original equipment manufacturers. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have no material adverse effect upon the Company's business. In fiscal 1995, no single customer accounted for more than 2.0% of Company sales. Although sales of certain of the Company's products experience recurring seasonal variations, management does not consider the Company's overall sales to be seasonal in nature.

International Operations

   The Company's international operations consist both of direct export sales and operations conducted by its eighteen international locations (Australia, Belgium, Canada (2), England (2), France (2), Germany (2), Hong Kong, Italy, Japan, Korea, New Zealand, Singapore, Spain and Sweden). Six of these international locations manufacture or have the capability to manufacture certain of the Brady products they sell. In fiscal 1995, 1994, and 1993, international sales accounted for 41.1%, 37.1%, and 32.0%, respectively, of Brady's sales. Other than for the risks normally attending foreign operations, such as currency fluctuations, exchange control regulations and the effect of international relations or the domestic affairs of foreign countries on the conduct of business, the nature of the Company's international operations and the countries in which they are conducted do not present unusual business risks over those encountered by the Company's domestic activities.

Backlog

         As of July 31, 1995, the amount of the Company's backlog orders believed to be firm was $14.6 million. This compares with approximately $17.4 million and $15.2 million of backlog orders as of July 31, 1994 and 1993, respectively. Average delivery time for the Company's orders varies from one day to twelve weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.


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


Competition

         The markets for most of the Company's products are highly competitive. Although no industry statistics are available, the Company believes, on the basis of its knowledge and experience in its various product markets, that it is the leading domestic producer of self-adhesive wire markers, pipe markers, audio and video leader and splicing tapes, reinforcing rings for floppy discs, and adhesive numbers and letters, and believes that it is a leading domestic producer of safety signs. The Company competes for business principally on the basis of quality and performance, and to a lesser extent on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products to some of the world's major adhesive and electrical product companies offering a wide range of competing products. A number of the Company's competitors are larger than the Company and have substantially greater resources.

Employees

         As of July 31, 1995, Brady employed approximately 2,000 persons. The Company has never experienced a work stoppage due to a labor dispute, is not a party to any labor contracts, and considers its relations with employees to be excellent. To meet present and future manpower requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.


Environment

         At present, the manufacturing processes for the Company's adhesive-based products utilize certain evaporative organic solvents which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. During the past several years, the Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents. These efforts have included the reformulation of certain adhesives to water-based emulsions, rather than solvent-based products. During the past three years, Brady also installed incineration equipment to control emissions of organic solvents at a cost of approximately $393,000.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales

         See Note 7 to Notes to Consolidated Financial Statements


ITEM 2 PROPERTIES

         The Company and its subsidiaries have 12 manufacturing facilities, five of which are located in Wisconsin, and one each in Connecticut, Australia, Belgium, Canada, England, Japan and Singapore. The Company's primary research facility of approximately 30,000 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 840,000 square feet of space. All of the Company's facilities are owned by it, except for a total of approximately 180,000 square feet of leased space. The Company believes that its equipment and facilities are modern, well maintained, and adequate for its present needs.


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

         Stock price disclosure required by this item is incorporated by reference to Page 36 of the W.H. Brady Co. 1995 Annual Report.

(b)      Holders

         The number of holders of record of the Company's Class A and Class B Common Stock as of October 3, 1995, was 336 and 2, respectively.

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

         During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                        Year
                                                                                       Ending
                    Year Ended 7/31/94                Year Ended 7/31/95              7/31/96
               ------------------------------      ---------------------------        -------
                1st     2nd      3rd      4th      1st    2nd     3rd      4th           1st
                Qtr     Qtr      Qtr      Qtr      Qtr    Qtr     Qtr      Qtr           Qtr
                ---     ---      ---      ---      ---    ---     ---      ---           ---
Class A        $.17    $.17     $.17     $.17     $.20   $.20    $.20     $.20          $.30
Class B         .07     .17      .17      .17      .10    .20     .20      .20           .20

ITEM 6 SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to Page 18 and 19 of the W.H. Brady Co. 1995 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to Pages 20 and 21 of the W.H. Brady Co. 1995 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to Pages 22 through 34 of the W.H. Brady Co. 1995 Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Age     Title
----                      ---     -----
Katherine M. Hudson       48      President, CEO and Director
Donald P. DeLuca          55      Senior Vice President, Treasurer,
                                    Assistant Secretary, and Director
Mary T. Arnold            52      Vice President, Research and Development
Richard L. Fisk           51      Vice President, Seton Group
David R. Hawke            41      Vice President, Signmark Group
Peter J. Lettenberger     58      Secretary and Director
David W. Schroeder        40      Vice President, ISST Group
James M. Sweet            42      Vice President, Human Resources
William H. Brady III      53      Director
Elizabeth B. Lurie        50      Director
Robert C. Buchanan        55      Director
Roger D. Peirce           58      Director
Richard A. Bemis          54      Director
Frank W. Harris           53      Director
Gary E. Nei               51      Director



KATHERINE M. HUDSON - Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Prior thereto she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Image Division. She is also a director of Apple Computer.

DONALD P. DELUCA - Mr. DeLuca joined the Company as Vice President-Finance and Chief Financial Officer in May 1990. He was promoted to Senior Vice President in August 1994. Before joining Brady, he served as Executive Vice President-Finance and Administration of CSC Industries, Inc. from 1987 to April 1990. Prior to that he served as Vice President, Treasurer and Secretary of Copperweld Corp. from 1974 to 1987. He is also a director of GAN North American Insurance Company, GAN National Insurance Company and Fugitive Emissions Control, Inc..

MARY T. ARNOLD - Dr. Arnold joined the Company in February 1993. In March 1995, she was appointed to her present position. Prior to joining Brady, Dr. Arnold served in various capacities at G. E. Appliances.

RICHARD L. FISK - Mr. Fisk joined the Company in 1979 and was appointed to his present position in August 1987. He previously served as General Manager of Seton Name Plate Co., a wholly-owned subsidiary of the Company.





                                    III - 1

DAVID W. HAWKE - Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director - European Operations. In March 1995, he was appointed to his present position.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger has been a member of the Company's audit and compensation committees since April, 1977 and October 1978, respectively, and has been chairman of the compensation committee since June 1985. He is a partner of Quarles & Brady, general counsel to Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc.

DAVID W. SCHROEDER - Mr. Schroeder joined the Company in June 1991 as General Manager of the Industrial Products Division. He was appointed to his present position in March 1995. Before joining the Company, he served as President and Chief Executive Officer of Uniroyal Adhesives & Sealants Co., Inc. from 1988 to May 1991.

JAMES M. SWEET - Mr. Sweet joined the Company in 1985. In November of 1987 he was appointed Director, Personnel. In August of 1989 he was appointed Vice President, Human Resources.

WILLIAM H. BRADY III - Mr. Brady has been a director of the Company since January of 1979. Mr. Brady is a private investor.

ELIZABETH B. LURIE - Mrs. Lurie has been a director of the Company since January of 1979. Mrs. Lurie is President and Administrator, W. H. Brady Foundation. Until June 1, 1984, Mrs. Lurie was a Vice President of Chase Federal Savings & Loan Association, Miami, Florida, and had been employed by that firm since November 1973, except for the period from October 1979 to November 1980, when she was Financial Manager for the University of Miami Law & Economic Center. Prior to November 1994, she was the principal owner of an art gallery in Maggie Valley, North Carolina.

ROBERT C. BUCHANAN - Mr. Buchanan has been a director of the Company since November 1987 and a member of its audit committee since June 1988 (chairman since June 1990). Mr. Buchanan is President and CEO of the Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1, 1980. He is also a director of The Northwestern Mutual Life Insurance Company and Firstar Corporation.

ROGER D. PEIRCE - Mr. Peirce has served as a director and a member of the compensation committee of the Company since September, 1988. Mr. Peirce is President of Valuation Research Corporation, having assumed that position in April 1995. From September 1986 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen & Co., independent certified public accountants.





                                    III - 2

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

GARY E. NEI - Mr. Nei has been a Director of the Company since November 1992, and a member of its audit committee since November 1994. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of DIFCO Inc. and Uroquest, Inc..

         All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer, except that William H. Brady III is the brother of Elizabeth B. Lurie.





                                    III - 3

ITEM 11 EXECUTIVE COMPENSATION
------------------------------

         The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1995 to those persons who, as of the end of fiscal 1995, were the Named Executive Officers.

                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                                       Long-Term
                              Annual Compensation     Compensation
                         ---------------------------  ------------
                                                         Awards
Name and                                 Other Annual  ---------    All Other
Principal         Fiscal Salary   Bonus  Compensation Options/SAR   Compensation
Position           Year    ($)   ($) (1)      ($) (2) (# of Shares)      ($) (3)
--------          ------ ------- ------- ------------ ------------- ------------
K.M. Hudson        1995  315,000  369,914     4,163      10,000       87,333(4)
President          1994  175,000  175,000         -      25,000      400,366(4)
& Chief            1993      -          -         -         -           -
Executive Officer

D.P. DeLuca        1995  217,875  175,273     4,480       4,000       64,349(5)
Senior Vice        1994  182,750  127,925     2,825       2,500       18,161(5)
President,         1993  174,000   69,426     2,340       2,500       32,151(5)
Treasurer &
Chief Financial
Officer

R.L. Fisk          1995  189,954  156,861     3,425       3,000       13,691
Vice President,    1994  182,577  127,804     3,097       2,500       15,462
Seton Group        1993  173,846   63,280     2,375       2,500       14,421

D.W. Schroeder     1995  170,449  124,446     2,979       2,000       12,394
Vice President,    1994  157,279   90,404     2,887       1,750       12,775
ISST Group         1993  149,780   60,212     2,893       1,750       14,172(6)

D.R. Hawke         1995  160,939  112,497         -       2,000      202,113(7)
Vice President,    1994  147,468   95,855         -       1,250       62,459(7)
Signmark Group     1993  141,341   39,871         -       1,250       39,802(7)

(1) Reflects bonus earned during the fiscal year which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) All other compensation for fiscal 1995 for Mrs. Hudson, and Messrs. DeLuca, Fisk, Schroeder and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000, $12,000, $12,000, $12,000, and $12,000 and (ii) the cost of group term life insurance for each named executive officer of $1,544, $2,349, $1,691, $394 and $480.





                                    III - 4

         All other compensation for fiscal 1994 for Mrs. Hudson, and Messrs. DeLuca, Fisk, Schroeder and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $13,000, $14,620, $14,606, $12,582 and $11,798 and (ii) the cost of group term life insurance for each named executive officer of $660, $1,022, $856, $193 and $246.

         All other compensation for fiscal 1993 for Messrs. DeLuca, Fisk, Schroeder, and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $13,920, $13,858, $11,982, $10,620 and (ii) the cost of group term life insurance for each named executive officer of $931, $563, $184, and $171.

(4) Fiscal 1995 includes relocation expenses of $50,586 and $23,203 accrued, but not paid, for the current year portion of a Supplemental Executive Retirement Plan. Fiscal 1994 includes $386,706 accrued, but not paid, for that year's portion of the same plan.

(5) Fiscal 1995 includes $50,000 accrued, but not paid, for the current year portion of a Supplemental Executive Retirement Plan. Fiscal 1994 includes relocation expenses of $2,519. Fiscal 1993 includes relocation expenses of $17,300.

(6)      Includes relocation expenses of $2,006 in fiscal 1993.

(7) Fiscal 1995 includes relocation expenses of $25,282 and expatriation expenses of $164,351 related to Mr. Hawke's Belgium assignment. Fiscal 1994 includes relocation expenses of $1,104 and expatriation expenses of $49,311. Fiscal 1993 includes relocation expenses of $16,599 and expatriation expenses of $12,412.





                                    III - 5

STOCK OPTIONS

         The following tables summarize option grants and exercises during fiscal 1995 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 1995. Stock Appreciation Rights are not available under any of the Company's plans.

                       OPTION GRANTS IN FISCAL 1995

                                  Individual Grants
                 ------------------------------------------------------
                              % of Total
                              Options
                              Granted to
                 Options      Employees          Exercise
                 Granted           in            Price (2)   Expiration
Name             (#) (1)      Fiscal 1995        ($/Sh)      Date
----             -------      -----------        ------      ----
K.M. Hudson      10,000       26.1%              47.000      10/21/2004
D.P. DeLuca       4,000       10.5%              47.000      10/21/2004
R.L. Fisk         3,000        7.8%              47.000      10/21/2004
D.W. Schroeder    2,000        5.2%              47.000      10/21/2004
D.R. Hawke        2,000        5.2%              47.000      10/21/2004

                                             Potential Realizable Value
                                                at Assumed Rates of
                                             Stock Price Appreciation (3)
                                       ----------------------------------------------
                                        0%                   5%              10%
                                       $47                   $76-5/8         $121-5/8
Name                                   ($)                   ($) (6)         ($) (6)
----                                   ---                   -------         -------
K.M. Hudson                             0                    296,250         748,750
D.P. DeLuca                             0                    118,500         299,500
R.L. Fisk                               0                     88,875         224,625
D.W. Schroeder                          0                     59,250         149,750
D.R. Hawke                              0                     59,250         149,750

All Shareholders' Gains
(increase in market value of W.H. Brady Co.
Common Stock at assumed rates of stock price
appreciation) (4) (6)................................   $162,477,661    $410,650,290

All Optionees' Gains
(as a percent of all shareholders' gains)  (5) (6)...           0.70%           0.70%


(1) The options granted were dated October 21, 1994 and become exercisable as follows: 33 1/3% of the shares on October 21, 1995; 33 1/3% of the shares in October 21, 1996; and 33 1/3% of the shares on October 21, 1997. All these options have a term of ten years.





                                    III - 6

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by NASDAQ on the date of the grant.
(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.
(4) Calculated from the $47.00 exercise price applicable to the options granted in fiscal 1995 based on the 5,484,478 shares of Class A Common Stock outstanding on October 21, 1994.
(5) Represents potential realizable value for all options granted in fiscal 1995 as compared to the increase in market value of W.H. Brady Co. Class A Common Stock at assumed rates of stock price appreciation.
(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.





                                    III - 7

                   AGGREGATED OPTION EXERCISES IN FISCAL 1995
                   AND VALUE OF OPTIONS AT END OF FISCAL 1995



                                                    Number of Unexercised
                                                        Options at
                 Shares                                July 31, 1995
                 Acquired                          -------------------------
                 on               Value
                 Exercise         Realized         Exercisable    Unexercisable
Name               (#)              ($)                (#)              (#)
----             --------         --------         -----------      -------------
K.M. Hudson          0                0              28,333            6,667
D.P. DeLuca          0                0              13,000            3,500
R.L. Fisk            0                0               8,667            2,833
D.W. Schroeder       0                0               5,584            1,916
D.R. Hawke           0                0               8,750            1,750


                              Value of Unexercised
                              In-the-Money Options
                              at July 31, 1995 (1)
                         ------------------------------
                         Exercisable      Unexercisable
Name                         ($)               ($)
----                     -----------      -------------
K.M. Hudson                790,617           162,508
D.P. DeLuca                525,223            94,059
R.L. Fisk                  313,606            77,801
D.W. Schroeder             200,020            52,824
D.R. Hawke                 352,560            47,035



(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1995 of $71-3/8 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.





                                    III - 8

COMMON STOCK PRICE PERFORMANCE GRAPH

          The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1990 in each of W.H. Brady Co. Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index.

                                   [graph]

                1990       1991       1992       1993       1994       1995
BRADY           $100       $150       $133       $137       $188       $281
S&P 500         $100       $113       $127       $138       $145       $183
NASDAQ US       $100       $118       $139       $169       $174       $243

* $100 invested on 31 July 1990 in stock or index
  Includes reinvestment of dividends
  Fiscal year ending 31 July


                                    III - 9

COMPENSATION OF DIRECTORS

         Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also employees of the Company receive an annual retainer of $15,000 in addition to $1,250 ($1,000 prior to December, 1994) plus expenses for each meeting of the Board or any committee thereof which they attend.


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





                                    III - 10

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1995, the Board's Compensation Committee was composed of Messrs. Bemis, Lettenberger and Peirce. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company.
There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.


PROFIT SHARING AND EMPLOYEE THRIFT PLAN

         All Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Profit Sharing and Employee Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.





                                    III - 11

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

         The primary components of the Company's executive compensation program are (i) base salary, (ii) annual shareholder value enhancement plan cash bonuses and (iii) long term incentive compensation in the form of stock options. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. Decisions made by the Committee relating to the base salary compensation and the annual cash incentive compensation plan are reviewed and approved by the full Board of Directors.





                                    III - 12

     The Committee believes that:

 - The Company's pay levels are appropriately targeted to attract and retain key executives;
 - The Company's incentive plan provides strong incentives for management to increase shareholder value; and
 - The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

BASE SALARY

         Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 1995, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

ANNUAL SHAREHOLDER VALUE ENHANCEMENT PLAN

         The shareholder value enhancement plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan has both an objective (90%) and a subjective (10%) element. Components of the objective element include maximizing the Company's profitability and shareholder value. Components of the subjective element include the achievement of certain agreed upon goals.

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





                                    III - 13

COMPLIANCE WITH TAX REGULATIONS REGARDING EXECUTIVE COMPENSATION

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Mrs. Hudson received $315,000 in base salary in fiscal 1995, an increase of 6.7% over the prior year's annualized amount. She was paid a bonus attributable to fiscal 1995 of $369,914. Mrs. Hudson's bonus reflects:

     (i) sales increased $58,521,000, or 22.9%, and profits increased $9,371,000, or 50.5%, over similar amounts from the prior year
     (ii) stock price increased from $41.50 to $71.375, increasing shareholder value by approximately $174,000,000
     (iii) successful divestiture of the Nameplate Division of BUSA, Inc., Brady Medical Products Co., and certain real estate
     (iv)   facilitated continued improvement in intercompany teamwork
     (v)    focused the Company's resources on value-enhancing growth

         During fiscal 1995, Mrs. Hudson was awarded options to purchase 10,000 shares of Class A Common Stock.

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





                                    III - 14

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1995.


                                                Amount of
Title of      Name and Address of               Beneficial       Percent of
 Class        Beneficial Owner                  Ownership        Ownership
--------      ----------------                  ----------       ----------
Class B       William H. Brady, Jr.(1)           1,574,866        89%
Common        Marital Trust
Stock         c/o Quarles & Brady
              Attn: Peter J. Lettenberger
              411 East Wisconsin Avenue
              Milwaukee, WI  53202

              William H. Brady, Jr.(1)             194,448        11%
              Non-QTIP Marital Trust
              c/o Quarles & Brady
              Attn: Peter J. Lettenberger
              411 East Wisconsin Avenue
              Milwaukee, WI  53202




___________________________________________

              The trustees of both trusts are Robert C. Buchanan, Irene B. Brady, Roger D. Pierce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. The vested beneficiary is Irene B. Brady; the contingent remainder beneficiaries are William H. Brady, III and Elizabeth B. Lurie.





                                    III - 15

(b)      Security Ownership of Management

         The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 30, 1995. Except as otherwise indicated, all shares are owned directly.


Title            Name of Beneficial                                  Amount of              Percent
of               Owner & Nature of                                   Beneficial                of
Class            Beneficial Ownership                                Ownership             Ownership
-----            --------------------                                ---------             ---------
Class A          Peter J. Lettenberger (1)(2)(3)                     1,109,963                20.2%
Common           Richard A. Bemis (1)(4)                               849,431                15.4%
Stock            Robert C. Buchanan (1)(5)                             849,231                15.4%
                 Roger D. Peirce (1)(6)                                848,931                15.4%
                 Elizabeth B. Lurie (2)(7)                             559,290                10.2%
                 William H. Brady III (8)                              345,824                 6.3%
                 Katherine M. Hudson (9)                                30,370                 0.6%
                 Donald P. DeLuca (10)                                  13,500                 0.2%
                 Gary R. Nei                                             1,500                  * %
                 Frank W. Harris                                           500                  * %
                   All Officers and Directors
                   as a Group (17 persons)(11)                       1,842,186                33.0%

Class B          Peter J. Lettenberger (1)                           1,769,314                 100%
Common           Robert C. Buchanan (1)                              1,769,314                 100%
Stock            Roger D. Peirce (1)                                 1,769,314                 100%
                 Richard A. Bemis (1)                                1,769,314                 100%
                   All Officers and Directors
                   as a Group                                        1,769,314                 100%

6%               Peter J. Lettenberger (1)(2)                            2,751                69.1%
Cumulative       Robert C. Buchanan (1)                                  1,920                48.2%
Preferred        Roger D. Peirce (1)                                     1,920                48.2%
                 Richard A. Bemis (1)                                    1,920                48.2%
Stock            Elizabeth B. Lurie (2)(7)                               1,066                26.8%
                 William H. Brady III (8)(6)                               235                 5.9%
                   All Officers and Directors
                   as a Group                                            3,221                80.8%

1979 Series      Elizabeth B. Lurie (2)(7)                               8,071                36.7%
Cumulative       Peter J. Lettenberger (2)                               5,529                25.2%
Preferred        William H. Brady III (8)                                2,542                11.6%
Stock              All Officers and Directors
                   as a Group                                           10,613                48.3%

6%               Peter J. Lettenberger (2)                               2,600                 100%
Cumulative       Elizabeth B. Lurie (2)                                  2,600                 100%
Preferred          All Officers and Directors
Stock,             as a Group (2)                                        2,600                 100%
1972 Series

*  Indicates less than one-tenth of one percent
_______________________________________________________________________





                                    III - 16

        (1)      The amount shown includes shares held directly by the William
                 H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H. Brady, Jr. Non-QTIP Marital Trust (the "Non-QTIP Trust")(collectively, the "Trusts"). The Marital Trust owns 687,781 shares of Class A Common Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6% Cumulative Preferred Stock. The Non-QTIP Trust owns 160,650 shares of Class A Common Stock, 194,448 shares of Class B Common Stock, and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Irene B. Brady, Robert C. Buchanan, Roger
                 D. Peirce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. All of the Trustees except Mrs. Brady disclaim beneficial ownership of these shares. Irene B. Brady is the widow of William H. Brady, Jr. and the vested beneficiary of the Marital Trust; she is the parent of William H. Brady, III and Elizabeth Brady Lurie (who are contingent remainder beneficiaries of the Trusts) and the grandparent of Elizabeth Irene Pungello. See also note (7).

        (2) Elizabeth B. Lurie and Peter J. Lettenberger are among the directors of the W.H. Brady Foundation, Inc. (the "Foundation") which owns 5,529 shares of the 1979 Series, Cumulative Stock, 763 shares of the 6% Cumulative Preferred Stock and 2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series. Mr. Lettenberger and Mrs. Lurie are also trustees of the Irene B. Brady Revocable Trust of 1986 (the "1986 Trust"), which owns 259,941 shares of Class A Common Stock and 68 shares of 6% Cumulative Preferred Stock. All such persons disclaim beneficial ownership of shares held by the Foundation and the 1986 Trust.

        (3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 1,590.93 shares of Class A Common Stock.

        (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 1,000 shares of Class A Common Stock directly.

        (5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns directly 600 shares of Class A Common Stock, and 200 shares through his Keogh plan.

        (6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 500 shares of Class A Common Stock directly.

        (7) In addition to the shares owned as a trustee of the 1986 Trust and as a director of the Foundation, Mrs. Lurie owns directly 141,615 shares of Class A Common Stock, or 2.3% of the number of such shares outstanding, 235 shares of 6% Cumulative Preferred Stock and 2,542 shares of 1979 Series Preferred Stock. She is the mother of Elizabeth Irene Pungello, who is the beneficiary of the Elizabeth Irene Pungello Irrevocable Trust (the trustees of which are Nicholas M. Daniels and Shy Lurie, Mrs. Lurie's husband) which owns 157,734





                                    III - 17
                 shares of the Class A Common Stock, or 2.9% of the number of such shares outstanding. She disclaims ownership of these shares.

        (8) Mr. Brady owns 345,824 shares of Class A Common Stock, 235 shares of 6% Cumulative Preferred Stock, and 2,542 shares of 1979 Series Cumulative Stock.

        (9) Mrs. Hudson owns 2,036.42 shares of Class A Common Stock indirectly through an employee benefit plan and holds a vested option to acquire an additional 28,333.3 shares of Class A Common Stock.

        (10) Mr. DeLuca owns 500 shares of Class A Common Stock direclty and holds vested options to acquire an additional 13,000 shares of Class A Common Stock.

        (11) The amount shown for all officers and directors as a group (17 persons) includes options to acquire a total of 79,268 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days. It does not include other options for Class A Common Stock which have been granted, but vest over the next three years.


(c)     Changes in Control

        No arrangements are known to the Company which may, at a subsequent date, result in a change in control of the Company.



ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.





                                    III - 18

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report:

        1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 22 through 34 of the Company's 1995 Annual Report is incorporated herein by reference.

        2)       Consolidated Financial Statement Schedules--

                 Schedule VIII             Valuation and Qualifying Accounts

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

        10.7     Shareholder Value Enhancement (SVE) Plan.

        10.8(4) Supplemental Executive Retirement Plan dated March 27, 1992 between W.H. Brady Co. and Paul Gengler.

        10.9(4)  W.H. Brady Co. Automatic Dividend Reinvestment Plan.

        10.10(5) Supplemental Executive Retirement Plan between W.H. Brady Co.
                 and Katherine M. Hudson

        10.11(5) Supplemental Executive Retirement Plan dated September 23,
                 1994 between W.H. Brady Co. and Donald P. DeLuca.

        13.1     Annual Report to Shareholders for year ended July 31, 1995.

        18.1(3)  Letter regarding change in accounting method.

        21.1     Subsidiaries of W.H. Brady Co.

        23.1     Consent of Deloitte & Touche LLP, Independent Auditor.

___________________

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

        (5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

                        W.H. BRADY CO. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

_______________________________________________________________________________



                                                             Year ended July 31,
                                                   ---------------------------------------
                                                   1995             1994              1993
                                                   ----             ----              ----
Description                                                (Dollars in Thousands)
Valuation accounts deducted in balance
sheet from assets to which they apply--

     Accounts receivable--allowance for losses:

     Balances at beginning of period              $1565            $1247            $1320

     Additions--Charged to expense                  463              725              758

     Deductions--Bad debts written off, net of
     recoveries                                    (147)            (407)            (831)
                                                  -----            -----            -----

     Balances at end of period                    $1881            $1565            $1247
                                                  =====            =====            =====

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of W.H. Brady Co.:

We have audited the consolidated financial statements of W.H. Brady Co. and subsidiaries as of July 31, 1995 and 1994 and for each of the three years in the period ended July 31, 1995, and have issued our report thereon dated September 12, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of W.H. Brady Co. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 12, 1995

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this thirteenth day of October, 1995.


                                        W.H. BRADY CO.



                                        By   /s/ D. P. DeLuca
                                        ---------------------------
                                        D.P. DeLuca,
                                        Senior Vice President,
                                        Treasurer, and Assistant
                                        Secretary
                                        (Principal Accounting Officer)
                                        (Principal Financial Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ K. M. Hudson                  President and Director                             10/13/95
-------------------------         (Principal Executive Officer)                     ----------
K.M. Hudson


/s/ P. J. Lettenberger            Director                                           10/13/95
-------------------------                                                           ----------
P.J. Lettenberger



/s/ R. A. Bemis                   Director                                           10/13/95
-------------------------                                                           ----------
R.A. Bemis



                                  Director
-------------------------                                                           ----------
W.H. Brady III



                                  Director
-------------------------                                                           ----------
E.B. Lurie



                                  Director
-------------------------                                                           ----------
F.W. Harris

/s/ R. C. Buchanan                Director                                              10/13/95
-------------------------                                                              ----------
R.C. Buchanan



/s/ R.D. Peirce                   Director                                              10/13/95
-------------------------                                                              ----------
R.D. Peirce



/s/ D. P. DeLuca                  Director                                              10/13/95
-------------------------                                                              ----------
D.P. DeLuca



                                  Director
-------------------------                                                              ----------
G.E. Nei