Form 10-Q
period 1995-10-31
BRADY W H CO
filed 1995-12-14
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

             _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 1995.
                                       OR

             ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to _________
                         Commission File Number 0-12730

                                W. H. BRADY CO.

             (Exact name of registrant as specified in its charter)

                 Wisconsin                                  39-0178960
                 ---------                                  ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)


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

Yes _X_   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of December 1, 1995, there were outstanding 20,073,251 (adjusted for the stock dividend discussed in Note B) shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I.          Financial Information

 Item 1.         Financial Statements

                   Unaudited Condensed Consolidated Balance
                   Sheets                                                                            3

                   Unaudited Condensed Consolidated Statements
                   of Income and Earnings Retained in the Business                                   4

                   Unaudited Consolidated Statements
                   of Cash Flows                                                                     5

                   Notes to Condensed Consolidated Financial
                   Statements                                                                        6

 Item 2.         Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                       7

PART II.         Other Information

 Item 4.         Results of Votes of Holders                                                         8


                 Signatures                                                                          9


                        W. H. BRADY CO. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           October 31                 July 31
                                                                              1995                      1995
                                                                          -------------             ------------
ASSETS                                                                    (Unaudited)
------                                                                    -----------
Current Assets:
   Cash and Cash Equivalents                                                 $ 94,888                 $ 89,067
   Accounts Receivable, Less Allowance for
       Losses ($1,882 and $1,881, Respectively)                                46,442                   42,104
   Inventories                                                                 25,523                   23,099
   Prepaid Expenses & Other Current Assets                                     10,412                   10,202
                                                                              -------                   ------
       Total Current Assets                                                   177,265                  164,472
Other Assets                                                                    6,953                    6,960
Property Plant and Equipment:
   Cost
       Land                                                                     4,269                    4,417
       Buildings and Improvements                                              33,448                   34,284
       Machinery and Equipment                                                 68,189                   69,278
       Construction in Progress                                                 1,514                      815
                                                                              -------                   ------
                                                                              107,420                  108,794
   Less Accumulated Depreciation                                               51,332                   50,221
                                                                              -------                   ------
       Net Property, Plant & Equipment                                         56,088                   58,573
                                                                              -------                   ------
Total                                                                        $240,306                 $230,005
                                                                             ========                 ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

Current Liabilities:
   Accounts Payable                                                          $ 13,787                  $ 9,252
   Wages & Amounts Withheld From Employees                                     11,417                   14,447
   Accrued Income Taxes                                                         4,759                    2,150
   Other Current Liabilities                                                    9,245                    8,273
   Current Maturities on Long Term Debt                                           336                      412
                                                                            ---------                ---------
       Total Current Liabilities                                               39,544                   34,534
Long Term Debt, Less Current Maturities                                         1,823                    1,903
Other Liabilities                                                              24,347                   22,745
                                                                              -------                   ------
       Total Liabilities                                                       65,714                   59,182

Stockholders' Investment:
   Preferred Stock                                                              2,855                    2,855
   Class A Nonvoting Common Stock-Issued
       and Outstanding 20,061,425 and 5,507,341  Shares, Respectively             201                       55
   Class B Voting Common Stock-Issued and
       Outstanding 1,769,314 Shares                                                18                       18
   Additional Paid in Capital                                                   7,937                    8,074
   Earnings Retained in the Business                                          158,550                  154,286
   Cumulative Translation Adjustments                                           5,031                    5,535
                                                                              -------                   ------

Total Stockholders' Investment                                                174,592                  170,823
                                                                              -------                  -------

Total                                                                        $240,306                 $230,005
                                                                             ========                 ========

See Notes to Condensed Consolidated Financial Statements.

                        W. H. BRADY CO. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     AND EARNINGS RETAINED IN THE BUSINESS
                (Dollars in Thousands except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended October 31
                                                                                  1995                 1994
                                                                                  ----                 ----
NET SALES                                                                        $ 79,223          $ 69,039


Operating Expenses
   Cost of Products Sold                                                           36,088            32,142
   Research and Development                                                         2,673             2,536

   Selling, General and Administrative                                             32,620            26,552
                                                                                   ------            ------
Total Operating Expenses                                                           71,381            61,230


Operating Income                                                                    7,842             7,809
Investment and Other Income-Net                                                     2,568               518
Interest Expense                                                                      (51)              (43)
                                                                                     ----              ----


Income Before Income Taxes                                                         10,359             8,284


Income Taxes                                                                        4,024             3,350
                                                                                    -----             -----

NET INCOME                                                                         $6,335            $4,934


Earnings Retained in the Business at Beginning of Period                          154,286           132,271


Less Dividends:
   Preferred Stock                                                                    (65)              (65)

   Common Stock                                                                    (2,006)           (1,272)
                                                                                  -------           -------

Earnings Retained in the Business at End of Period                               $158,550          $135,868
                                                                                 ========          ========


Net Income Per Common Share


   Net Income - Class A Nonvoting                                                   $0.29             $0.23
                                                                                    =====             =====

   Net Income - Class B Voting                                                      $0.26             $0.20
                                                                                    =====             =====


See Notes to Condensed Consolidated Financial Statements.
                                       4

                        W. H. BRADY CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          October 31
                                                                                                   -------------------------
                                                                                                    1995                 1994
                                                                                                    ----                 -----
Operating Activities:

Net Income                                                                                       $ 6,335              $  4,934
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                                      2,156                 2,435
  (Gain) on Sale of Property, Plant & Equipment                                                   (1,763)                   (8)
  Provision for Losses on A/R                                                                        177                   226

  Changes in Operating Assets and Liabilities:
  (Incr) Decr in A/R                                                                              (1,587)               (3,479)
  (Incr) Decr in Inventory                                                                        (2,579)                 (200)
  (Incr) Decr in Prepaid Expense & Other Assets                                                     (172)                 (773)
  Incr (Decr) in A/P & Other Liabilities                                                           4,303                (1,482)
  Incr (Decr) in Income Taxes                                                                      2,613                 1,222
                                                                                                --------               -------
Net Cash Provided by Operating Activities                                                          9,483                 2,875

Investing Activities:
  Purchases of Property, Plant and Equipment                                                      (1,410)                 (974)
  Proceeds from Sale of Property, Plant and Equipment                                                 83                    55
                                                                                                --------             ---------
Net Cash Provided by (Used in) Investing Activities                                               (1,327)                 (919)

Financing Activities:
  Payment of Dividends                                                                            (2,071)               (1,337)
  Proceeds from Issuance of Common Stock                                                              10                   214
  Principal Payments on Long Term Debt                                                              (141)                  (37)
                                                                                                 -------              --------
Net Cash Used in Financing Activities                                                             (2,202)               (1,160)
Effect of Exchange Rate Changes on Cash                                                             (133)                1,111
                                                                                                --------                ------

Net Increase  in Cash and Cash Equivalents                                                         5,821                 1,907
Cash & Cash Equivalents at Beginning of Year                                                      89,067                66,107
                                                                                                  ------                ------

Cash and Cash Equivalents at End of Period                                                       $94,888              $ 68,014
                                                                                                 =======               =======

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                                     $     377              $     26
  Income Taxes                                                                                     1,188                 1,404
Receivable Relating to Sale of German Facility                                                     3,152

See Notes to Condensed Consolidated Financial Statements.

                        W. H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Three months ended October 3l, l995

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 3l, 1995 and July 3l, 1995, and its results of operations and its cash flows for the three months ended October 31, 1995 and l994. The consolidated balance sheet at July 31, l995 has been taken from the audited financial statements of that date and condensed.

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

NOTE B -  Capital Stock and Share Data

         On November 17, 1995, at a Special Meeting of Shareholders, the Company's shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 10,000,000 shares to 100,000,000 shares. Also on November 17, 1995, the shareholders approved, and the Board of Directors declared, a common stock dividend of two shares of Class A Common Stock on each outstanding share of Class A Common Stock and Class B Common Stock. The common stock dividend will be paid on December 15, 1995, to shareholders of record at the close of business on December 1, 1995. Accordingly, amounts per share and number of shares included in the condensed consolidated financial statements have been adjusted retroactively to reflect the common stock dividend. In connection with the common stock dividend, $146,000 was transferred from additional paid in capital to Class A Nonvoting Common Stock, reflecting the par value of the new shares issued.

NOTE C - Net Earnings Per Common Share

         Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding (adjusted for the stock dividend discussed in Note B) of 21,830,474 for the three months ended October 31, 1995 and 21,743,334 for the same period in 1994. The preferential dividend on the Class A common stock of $0.0333 per share (adjusted for the stock dividend discussed in Note B) declared on September 19, 1995 has been added to the net earnings per Class A common share for the three months ended October 31, 1995. The net earnings per Class A common share for the three months ended October 31, 1994 includes $0.0333 per share (adjusted for the stock dividend discussed in Note B) relating to preferential dividends declared in that period.
                                      6

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

         For the three months ended October 31, 1995, net sales of $79,223,000 were 14.8% higher than the same quarter of the previous year, primarily as a
result of increased international sales.   Sales of the Company's international
operations increased 32.2% , 27.2% as a result of growth through continued market penetration in Europe and the Far East and new Seton subsidiaries in Australia and Italy. Changes in the exchange rates used to translate financial results into U.S. currency resulted in an additional 5.0% increase in international sales.

         The cost of products sold decreased from 46.6% to 45.6% of net sales principally as a result of changes in product mix. Selling, general and administrative expenses as a percentage of net sales increased from 38.5% to 41.2%. Adding sales and marketing personnel and expanding catalog sales efforts contributed to this increase. In addition, the Company invested in advanced telecommunications and information technology to enhance customer service. Research and development expenses increased 5.4% compared to the prior year.

         Operating income was $7,842,000 in the current year, compared to $7,809,000 in the prior year, due principally to the increased selling, general and administrative expenditures mentioned above in the current period.

         Investment and other income this year included $1,750,000 ($950,000 after tax) representing gain on the sale of a building in Germany. Income before income taxes increased 25.1% to $10,359,000 compared to $8,284,000 for the same period last year.

         Net income increased 28.4% to $6,335,000 for the quarter, compared to $4,934,000 for the prior year because of the factors cited above.

Financial Condition

          The Company's liquidity remained strong. The current ratio as of October 31, 1995 was 4.5 to 1. Cash and cash equivalents were $94,888,000 at October 31, 1995, compared to $89,067,000 at July 31, 1995. Working capital increased $7,783,000 during the quarter and equaled $137,721,000 as of October 31, 1995. The Company believes this amount is adequate to meet its current and anticipated operating needs.

                                    PART II

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On November 17, 1995, the Company held a Special Meeting of Shareholders in order to consider and act upon the following matters:

         1. A proposal to amend Article III of the Restated Articles of Incorporation of the Company to increase the number of shares which the Company has authority to issue from 25,045,000 to 115,045,000, consisting of an increase in the number of authorized shares of Class A Common Stock from 10,000,000 to 100,000,000. At the meeting, there were 4,178,311 shares of Class A Common Stock voted in favor of this proposal, 429,180 shares voted against, 800 shares abstained, and there were zero broker non-votes. All 1,769,314 shares of Class B Common Stock were voted in favor of this proposal.

         2. A proposed dividend of two shares of Class A Common Stock on each outstanding share of Class A Common Stock and Class B Common Stock. 4,071,945 shares of the Class A Common Stock were voted in favor of this proposal, 59,108 shares were voted against, 403 shares abstained, and there were 476,835 broker non-votes. All 1,769,314 shares of Class B Common Stock were voted in favor of this proposal.

                  Also at this meeting, all nominees for the Board of Directors, consisting of William H. Brady III, Richard A. Bemis, Robert C. Buchanan, Donald E. DeLuca, Frank W. Harris, Katherine M. Hudson, Peter J. Lettenberger, Elizabeth B. Lurie, Gary R. Nei, and Roger D. Peirce were re-elected.
                  Only the holders of the Company's Class B Common Stock were eligible to vote in the election for Directors. All 1,769,314 shares of Class B Common Stock were voted in favor of election of each of the Director-nominees.

                                    PART III


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

                 The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 1995.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                                  W.H. BRADY CO.



Date:   December 14, 1995                         /s/ K. M. Hudson
      ----------------------                      ----------------------
                                                  K. M. Hudson
                                                  President



Date:   December 14, 1995                         /s/ D. P. DeLuca
      ----------------------                      ----------------------
                                                  D. P. DeLuca
                                                  Senior Vice President and
                                                   Assistant Secretary
                                                  (Principal Accounting Officer)