Form 10-Q
period 1996-01-31
BRADY W H CO
filed 1996-02-23
CIK 746598

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended January 31, 1996

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ___ to ___
                         Commission File Number 0-12730

                                W. H. BRADY CO.

             (Exact name of registrant as specified in its charter)



        WISCONSIN                             39-0178960
        -------------------------------       -------------------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification No.)


              6555 WEST GOOD HOPE ROAD, MILWAUKEE, WISCONSIN 53223
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 358-6600
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of February 21, 1996, there were outstanding 20,078,050 (adjusted for the stock dividend discussed in Note B) shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX

                                                                  Page


PART I.     Financial Information

Item 1.     Financial Statements

            Unaudited Condensed Consolidated Balance Sheets          3

            Unaudited Condensed Consolidated Statements
            of Income and Earnings Retained in the Business          4

            Unaudited Consolidated Statements of Cash Flows          5

            Notes to Condensed Consolidated Financial Statements   6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8


PART II.    Other Information

Item 1.     Legal Proceedings                                        9

Item 4.     Submission of Matters to a Vote of Security Holders      9

Item 5.     Other Information                                       10

Item 6.     Exhibits and Reports on Form 8-K                        10

            Signatures                                              11

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                     ASSETS                                           January 31, 1996          July 31, 1995
                                                                                      ----------------          -------------
                                                                                         (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $  72,890               $  89,067
   Accounts receivable, less allowance for losses ($1,936 and $1,881, respectively)          53,220                  42,104
   Inventories                                                                               27,976                  23,099
   Prepaid expenses and other current assets                                                 10,935                  10,202
                                                                                            -------                 -------
                              TOTAL CURRENT ASSETS                                          165,021                 164,472

OTHER ASSETS                                                                                 18,555                   6,960

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                                   4,908                   4,417
       Buildings and improvements                                                            33,376                  34,284
       Machinery and equipment                                                               72,491                  69,278
       Construction in progress                                                               2,483                     815
                                                                                            -------                 -------
                                                                                            113,258                 108,794
   Less accumulated depreciation                                                             54,702                  50,221
                                                                                            -------                 -------
                       NET PROPERTY, PLANT AND EQUIPMENT                                     58,556                  58,573
                                                                                            -------                 -------
TOTAL                                                                                     $ 242,132               $ 230,005
                                                                                            =======                 =======
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                                       $  12,985               $   9,252
   Wages and amounts withheld from employees                                                 14,681                  14,447
   Accrued income taxes                                                                       2,492                   2,150
   Other current liabilities                                                                  8,070                   8,273
   Current maturities on long-term debt                                                         239                     412
                                                                                            -------                 -------
                           TOTAL CURRENT LIABILITIES                                         38,467                  34,534

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       1,944                   1,903

OTHER LIABILITIES                                                                            24,896                  22,745
                                                                                            -------                 -------
                               TOTAL LIABILITIES                                             65,307                  59,182

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                            2,855                   2,855
   Class A nonvoting common stock - Issued and outstanding 20,078,050 and
        5,507,341 shares, respectively                                                          201                      55
   Class B voting common stock - issued and outstanding 1,769,314 shares                         18                      18
   Additional paid-in capital                                                                 8,139                   8,074

   Earnings retained in the business                                                        162,176                 154,286
   Cumulative translation adjustments                                                         3,436                   5,535
                                                                                            -------                 -------
                         TOTAL STOCKHOLDERS' INVESTMENT                                     176,825                 170,823
                                                                                            -------                 -------
TOTAL                                                                                     $ 242,132               $ 230,005
                                                                                            =======                 =======

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                    (UNAUDITED)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JANUARY 31                           JANUARY 31
                                                                    1996            1995                 1996             1995
                                                                --------        ---------             --------        ---------
NET SALES                                                 $       87,820       $   78,857         $    167,043   $      147,896

OPERATING EXPENSES
   COST OF PRODUCTS SOLD                                          41,204           36,917               77,292           69,059
   RESEARCH AND DEVELOPMENT                                        2,832            2,711                5,505            5,247
   SELLING, GENERAL AND ADMINISTRATIVE                            35,322           29,515               67,942           56,067
                                                                --------        ---------             --------        ---------
TOTAL OPERATING EXPENSES                                          79,358           69,143              150,739          130,373

OPERATING INCOME                                                   8,462            9,714               16,304           17,523
   INVESTMENT AND OTHER INCOME-NET                                 1,104              609                3,672            1,128
   INTEREST EXPENSE                                                  (66)            (149)                (117)            (192)
                                                                --------        ---------             --------        ---------

INCOME BEFORE INCOME TAXES                                         9,500           10,174               19,859           18,459

INCOME TAXES                                                       3,625            4,075                7,649            7,426
                                                                --------        ---------             --------        ---------

NET INCOME                                                $        5,875       $    6,099         $     12,210   $       11,033

EARNINGS RETAINED IN BUSINESS AT
 BEGINNING OF PERIOD                                             158,550          135,868              154,286          132,271

LESS DIVIDENDS:
   PREFERRED STOCK                                                   (65)             (65)                (130)            (130)
   COMMON STOCK                                                   (2,185)          (1,454)              (4,191)          (2,727)
                                                                --------        ---------             --------        ---------
EARNINGS RETAINED IN BUSINESS AT
 END OF PERIOD                                            $      162,176       $  140,448         $    162,176   $      140,448
                                                                ========        =========             ========        =========





NET INCOME PER COMMON SHARE

  NET INCOME - CLASS A NONVOTING                          $         0.26       $     0.27         $       0.55   $         0.50
                                                                ========        =========             ========        =========

  NET INCOME - CLASS B VOTING                             $         0.26       $     0.27         $       0.52   $         0.47
                                                                ========        =========             ========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        W. H. BRADY CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                        Six Months Ended January 31
                                                                                        ---------------------------
                                                                                              1996            1995
                                                                                           -------         -------
Operating Activities:
Net Income                                                                               $  12,210       $  11,033

Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
    Depreciation & Amortization                                                              4,345           4,954
    (Gain) on Sale of Equipment                                                             (1,853)             (7)
    Provision for Losses on A/R                                                                445             377

  Changes in Operating Assets and Liabilities (Net of acquired businesses):
    (Incr) Decr in A/R                                                                      (6,720)         (4,527)
    (Incr) Decr in Inventory                                                                (3,536)            (63)
    (Incr) Decr in Prepaid Expense                                                            (869)         (3,410)
    Incr (Decr) in A/P & Other Liabilities                                                   4,119           1,510
    Incr (Decr) in Income Taxes                                                                682             833
                                                                                             -----           -----
Net Cash Provided by (Used in) Operating Activities                                          8,823          10,700

Investing Activities:
    Purchases of Property, Plant and Equipment                                              (5,315)         (3,213)
    Proceeds from Sale of Property, Plant and Equipment                                        199             128
    Purchases of Businesses                                                                (15,077)
                                                                                            ------          ------
    Net Cash Used in Investing Activities                                                  (20,193)         (3,085)

Financing Activities:
    Payments of Dividends                                                                   (4,321)         (2,856)
    Proceeds from Issuance of Common Stock                                                     211             833
    Principal Payments on Long Term Debt                                                       (74)           (313)
                                                                                            ------          ------
Net Cash Used in Financing Activities                                                       (4,184)         (2,336)
Effect of Exchange Rate Changes on Cash                                                       (623)            746
                                                                                            ------          ------

Net Incr (Decr) in Cash and Cash Equivalents                                               (16,177)          6,025
Cash and Cash Equivalents at Beginning of Year                                              89,067          66,107
                                                                                            ------          ------

Cash and Cash Equivalents at End of Period                                               $  72,890       $  72,132
                                                                                            ======          ======

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
    Interest                                                                             $     377       $     387

    Income Taxes                                                                             6,359           7,223

Receivable Relating to Sale of German Building                                               3,152





See Notes to Condensed Consolidated Financial Statements.

                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended January 31, 1996


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 3l, 1996 and July 3l, 1995, and its results of operations and its cash flows for the three months and six months ended January 31, 1996 and l995. The consolidated balance sheet at July 31, l995 has been taken from the audited financial statements of that date and condensed.

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

NOTE B -  Capital Stock and Share Data

     On November 17, 1995, at a Special Meeting of Shareholders, the Company's shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 10,000,000 shares to 100,000,000 shares. Also on November 17, 1995, the shareholders approved, and the Board of Directors declared, a common stock dividend of two shares of Class A Common Stock on each outstanding share of Class A Common Stock and Class B Common Stock. The common stock dividend was paid on December 15, 1995, to shareholders of record at the close of business on December 1, 1995. Accordingly, amounts per share and number of shares included in the condensed consolidated financial statements have been adjusted to reflect the common stock dividend. In connection with the common stock dividend, $146,000 was transferred from additional paid in capital to Class A Nonvoting Common Stock, reflecting the par value of the new shares issued.

NOTE C - Net Earnings Per Common Share

     Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding (adjusted for the stock dividend discussed in Note B) of 21,837,040 for the three months and six months ended January 31, 1996, and 21,778,550 for the same period in 1995. The preferential dividend on the Class A common stock of $0.0333 per share (adjusted for the stock dividend discussed in Note B) declared on September 19, 1995 has been added to the net earnings per Class A common share for the six months ended January 31, 1996. The net earnings per Class A common share for the six months ended January 31, 1995 includes $0.0333 per share (adjusted for the stock dividend discussed in Note
B) relating to preferential dividends declared in that period.

                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended January 31, 1996

NOTE  D - Acquisitions

     Effective November 15, 1995, the Company acquired the common stock of Techpress II Limited located in Middlesex, England, a marketer of printing and labeling systems, for cash of $4,277,000 and a payable of $389,000. Effective January 2, 1996, the Company acquired the common stock of The Hirol Company located in Fort Lauderdale, Florida, a manufacturer of die-cut parts for the electronic, telecommunications and medical testing markets, for cash of $10,800,000. The puchase prices of these acquisitions are subject to change based on the final determination of net worth of the respective companies.

The above acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the dates of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisitions had been consumated as of the beginning of the periods presented are not significant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

        For the three months ended January 31, 1996 revenues of $87,820,000 were 11.4% higher than the same quarter of the previous year. For the six months ended January 31, 1996 revenues of $167,043,000 were 13.0% higher than the same period last year. For both the three month and six month periods, the sales increases were the result of higher international sales. Sales of the Company's international operations increased 29.2% for the quarter and 30.5% for the six months as a result of real growth through continued market penetration in Europe and the Far East and the acquisition of Techpress II Limited. Changes in the exchange rates used to translate financial results into U.S. currency also contributed to this increase in international sales by 4.0% for the quarter and 4.4% for the six months ended January 31, 1996.

     The cost of products sold as a percentage of sales was 46.9% for the quarter and 46.3% for the six months ended January 31, 1996 compared to 46.8% and 46.7% for the same periods last year. The decrease in the six month period was principally a result of changes in product mix. Selling, general and administrative expenses as a percentage of sales were 40.2% for the quarter, compared to 37.4% for the same quarter of the previous year. For the six months ended January 31, 1996, this percentage was 40.7%, compared to 37.9% for the same period last year. Adding sales and marketing personnel, expanding catalog sales efforts and pursuing global information technology initiatives to improve customer service contributed to this increase. Research and development expenses increased 4.5% for the quarter and 4.9% for the six months ended January 31, 1996 over the same periods last year.

     Operating income was $8,462,000 for the quarter and $16,304,000 for the six months ended January 31, 1996, compared to $9,714,000 and $17,523,000 for the same periods last year principally due to the increased selling, general and administrative expenditures mentioned above.

        Investment and other income for the six months ended January 31, 1996 includes $1,750,000 ($950,000 after tax) representing the gain on the sale of a building in Germany during the first fiscal quarter. Income before income taxes decreased 6.6% for the quarter and increased 7.6% for the six months ended January 31, 1996.

     Net income decreased 3.7% to $5,875,000 compared to $6,099,000 for the same quarter of the previous year. For the six months ended January 31, 1996, net income increased 10.7% to $12,210,000 from $11,033,000 for the same period last year.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of January 31, 1996 was 4.3 to 1. Cash and cash equivalents decreased to $72,890,000 at January 31, 1996 from $89,067,000 at July 31, 1995, mainly due to the acquisition of Techpress II Limited and The Hirol Company. Working capital decreased $3,384,000 during the six months and equaled $126,554,000 as of January 31, 1996. The Company believes this amount is adequate to meet its current and anticipated operating needs.

                                    PART II


ITEM 1.  Legal Proceedings

         Following commencement of an arbitration action for injunctive relief and monetary damages of $28 million and a separate action for interim injunctive relief by the Company against Varitronic Systems, Inc. ("Varitronic") in early January 1996, Varitronic filed a lawsuit against the Company on January 30, 1996, in federal district court in Minnesota. In its action, Varitronic accuses the Company of a variety of business torts and requests both injunctive relief and damages in excess of $50,000. The Company has filed an answer in this action denying liability.

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

ITEM 5.  Other Information

         On February 13, 1996, Varitronic's board of directors adopted a resolution endorsing Brady's offer of a $16 per share acquisition of Varitronic subject to such acquisition being in the form of a noncontingent cash tender offer for all of the shares of Varitronic on terms acceptable to Varitronic's board.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K.

               (1) A report on form 8-K dated January 5, 1996, was filed relating to the filing of an arbitration complaint and a request for injunctive action against Varitronic Systems, Inc., Minneapolis, MN. The purpose of these actions is to compel Varitronic to fulfill contractual agreements it has with Brady USA, Inc., concerning the supply of certain identification products, or alternatively, to pay damages.

               (2) A report on form 8-K dated January 29, 1996, was filed relating to a letter sent by the Company to the Board of Directors of Varitronic Systems, Inc. proposing a business combination acquisition of Varitronic by Brady at $14 per share in cash, stock or a combination.

               (3) A report on form 8-K dated February 9, 1996, was filed relating to a formal offer from Brady USA, Inc. to the Board of Directors of Varitronic Systems, Inc. to acquire Varitronic in a business combination at a price of $16 per share in cash.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                        W.H. BRADY CO.



Date:  Feburary 21, 1996                /s/ K. M. Hudson
       ---------------------            ---------------------
                                        K. M. Hudson
                                        President



Date:  February 21, 1996                /s/ D. P. DeLuca
       ---------------------            ---------------------
                                        D. P. DeLuca
                                        Senior Vice President and
                                          Assistant Secretary
                                        (Principal Accounting Officer)