Form 10-Q
period 1996-04-30
BRADY W H CO
filed 1996-05-20
CIK 746598

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended  April 30, 1996
                                                 --------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from      to
                                                ------  -------
                         Commission File Number 0-12730

                                W. H. BRADY CO.
                             -------------------
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

     As of May 15, 1996, there were outstanding 20,091,100 (adjusted for the stock dividend discussed in Note B) shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX

                                                                         Page
                                                                         ----
PART I.     Financial Information

Item 1.     Financial Statements

            Unaudited Condensed Consolidated Balance Sheets                3

            Unaudited Condensed Consolidated Statements
            of Income and Earnings Retained in the Business                4

            Unaudited Consolidated Statements of Cash Flows                5

            Notes to Condensed Consolidated Financial Statements         6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8-9

PART II.    Other Information

Item 5.     Other Information                                         10-11

Item 6.     Exhibits and Reports on Form 8-K                             12

            Signatures                                                   13

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in  Thousands)

                                            ASSETS                                               April 30,1996   July 31, 1995
                                                                                                  (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                                                        $ 42,787       $ 89,067
   Accounts receivable, less allowance for losses ($2,297 and $1,881, respectively)                   55,978         42,104
   Inventories                                                                                        40,145         23,099
   Prepaid expenses and other current assets                                                          10,852         10,202
                                                                                                    --------       --------
                                     TOTAL CURRENT ASSETS                                            149,762        164,472

OTHER ASSETS                                                                                          43,300          6,960

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                                            4,939          4,417
       Buildings and improvements                                                                     34,682         34,284
       Machinery and equipment                                                                        78,252         69,278
       Construction in progress                                                                        2,606            815
                                                                                                    --------       --------
                                                                                                     120,479        108,794
   Less accumulated depreciation                                                                      56,657         50,221
                                                                                                    --------       --------
                              NET PROPERTY, PLANT AND EQUIPMENT                                       63,822         58,573
                                                                                                    --------       --------

TOTAL                                                                                               $256,884       $230,005
                                                                                                    ========       ========

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                                                 $ 16,166       $  9,252
   Wages and amounts withheld from employees                                                          14,327         14,447
   Accrued income taxes                                                                                2,712          2,150
   Other current liabilities                                                                          12,614          8,273
   Current maturities on long-term debt                                                                  368            412
                                                                                                    --------       --------
                                  TOTAL CURRENT LIABILITIES                                           46,187         34,534
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                                2,031          1,903
OTHER LIABILITIES                                                                                     25,503         22,745
                                                                                                    --------       --------
                                      TOTAL LIABILITIES                                               73,721         59,182

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                                     2,855          2,855
   Class A nonvoting common stock - Issued and outstanding 20,090,300 and
        5,507,341 shares, respectively                                                                   201             55
   Class B voting common stock - issued and outstanding 1,769,314 shares                                  18             18
   Additional paid-in capital                                                                          8,250          8,074
   Earnings retained in the business                                                                 167,811        154,286
   Cumulative translation adjustments                                                                  4,028          5,535
                                                                                                    --------       --------
                                TOTAL STOCKHOLDER'S INVESTMENT                                       183,163        170,823
                                                                                                    --------       --------
TOTAL                                                                                               $256,884       $230,005
                                                                                                    ========       ========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                  (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                     April 30                             April 30
                                                 1996         1995                    1996       1995
                                               --------      -------                --------    --------
NET SALES                                      $ 94,652     $ 83,321                $261,695    $231,217


OPERATING EXPENSES:
   Cost of products sold                         44,710       37,156                 122,002     106,215
   Research and development                       2,494        2,543                   7,999       7,790
   Selling, general and administrative           34,868       29,899                 102,810      85,966
                                               --------     --------                --------    --------
Total operating expenses                         82,072       69,598                 232,811     199,971


OPERATING INCOME:                                12,580       13,723                  28,884      31,246
   Investment and other income - net                337        2,234                   4,009       3,362
   Interest expense                                 (64)        (101)                   (181)       (293)
                                               --------     --------                --------     --------


INCOME BEFORE INCOME TAXES                       12,853       15,856                  32,712      34,315

INCOME TAXES                                      4,967        6,312                  12,616      13,738

NET INCOME                                     $  7,886     $  9,544                $ 20,096    $ 20,577

EARNINGS RETAINED IN BUSINESS AT
 BEGINNING OF PERIOD                           $162,176     $140,448                $154,286     132,271

LESS DIVIDENDS:
   Preferred stock                                  (65)         (65)                   (194)       (194)
   Common stock                                  (2,186)      (1,455)                 (6,377)     (4,182)
                                               --------     --------                --------    --------
EARNINGS RETAINED IN BUSINESS AT
 END OF PERIOD                                 $167,811     $148,472                $167,811     148,472
                                               ========     ========                ========    ========

NET INCOME PER COMMON SHARE:

  Net Income - Class A Nonvoting               $   0.36     $   0.44                $   0.91    $   0.94
                                               ========     ========                ========    ========


  Net Income - Class B Voting                  $   0.36     $   0.44                $   0.88    $   0.91
                                               ========     ========                ========    ========


See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                                            Nine Months Ended
                                                                                                                 April 30
                                                                                                        -----------------------
                                                                                                               (Unaudited)
                                                                                                           1996           1995
                                                                                                         --------      --------
OPERATING ACTIVITIES:
Net Income                                                                                               $ 20,096      $ 20,577
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities:
  Depreciation & Amortization                                                                               6,973         7,120
  Loss (Gain) on Sale of Equipment                                                                         (1,899)         (557)
  Loss (Gain) on Sale of Business                                                                               0          (700)
  Provision for Losses on Accounts Receivable                                                                 612           519

Changes in Operating Assets & Liabilities (Excluding sale of businesses in 1995 and purchases of businesses in 1996)
  (Increase) Decrease in Accounts Receivable                                                               (4,362)      (12,788)
  (Increase) Decrease in Inventory                                                                         (5,755)        1,920
  (Increase) Decrease in Prepaid Expense                                                                    1,596        (1,569)
  Increase (Decrease) in Accounts Payment and  Other Liabilities                                             (317)        4,755
  Increase (Decrease) in Income Taxes                                                                       1,859         3,548
                                                                                                         --------      --------
Net Cash Provided by Operating Activities                                                                  18,803        22,825

INVESTING ACTIVITIES:
  Purchases of Businesses                                                                                 (53,963)            0
  Purchases of Property, Plant and Equipment                                                               (7,494)       (5,704)
  Proceeds from Sale of Property, Plant and Equipment - Net                                                 3,458         4,035
  Proceeds from Sale of Business                                                                                0         8,375
  Purchase of Other Long-Term Investment                                                                        0          (750)
                                                                                                         --------      --------
  Net Cash Provided by (Used in) Investing Activities                                                     (57,999)        5,956

FINANCING ACTIVITIES:
  Principal Payments on Long-Term Debt                                                                       (537)         (383)
  Payment of Dividends                                                                                     (6,571)       (4,376)
  Proceeds from Issuance of Common Stock                                                                      322           914
                                                                                                         --------      -------
Net Cash Used in Financing Activities                                                                      (6,786)       (3,845)
Effect of exchange rate changes on cash                                                                      (298)        2,653
                                                                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (46,280)       27,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                             89,067        66,107
                                                                                                         --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                               $ 42,787      $ 93,696
                                                                                                         ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
  Interest                                                                                               $    257           112
  Income Taxes                                                                                             10,500         9,752

See Notes to Condensed Consolidated Financial Statements.

                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 1996


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1996, and July 3l, 1995, and its results of operations and its cash flows for the three months and nine months ended April 30, 1996, and l995. The consolidated balance sheet at July 31, l995, has been taken from the audited financial statements of that date and condensed.

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

NOTE C - Net Earnings Per Common Share

     Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A Common Stock dividends) by the weighted average number of shares of Class A and Class B Common Stock outstanding (adjusted for the stock dividend discussed in Note
B) of 21,842,145 for the three months and nine months ended April 30, 1996, and 21,790,988 for the same period in 1995. The preferential dividend on the Class A Common Stock of $0.0333 per share (adjusted for the stock dividend discussed in Note B) declared on September 19, 1995, has been added to the net earnings per Class A Common Stock for the nine months ended April 30, 1996.
The net earnings per share of Class A Common Share for the nine months ended April 30, 1995, includes $0.0333 per share (adjusted for the stock dividend discussed in Note B) relating to preferential dividends declared in that period.

                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 1996

NOTE  D - Acquisitions

     Effective November 15, 1995, the Company acquired the common stock of Techpress II Limited located in Middlesex, England, a marketer of printing and labeling systems, for cash of $4,277,000 and a payable of $389,000. Effective January 2, 1996, the Company acquired the common stock of The Hirol Company located in Fort Lauderdale, Florida, a manufacturer of die-cut parts for the electronic, telecommunications and medical testing markets, for cash of $10,800,000. On April 8, 1996, the Company completed its acquisition of Varitronic Systems, Inc. located in Minneapolis, Minnesota, for cash of approximately $40,700,000. Varitronic Systems, Inc. manufactures and markets supply-consuming lettering, labeling, signage and presentation systems and supplies. The puchase prices of these acquisitions are subject to change based on the final determination of net worth of the respective companies.

The above acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the dates of acquisition in the accompanying financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

     For the three months ended April 30, 1996, revenues of $94,652,000 were 13.6% higher than the same quarter of the previous year. For the nine months ended April 30, 1996 revenues of $261,695,000 were 13.2% higher than the same
period last year.   Sales of the Company's international operations increased
17.9% for the quarter and 25.4% for the nine months as a result of real growth through continued market penetration in Europe and the Far East, the acquisition of Techpress II Limited, and fluctuations in the exchange rates used to translate financial results into U.S. currency. Sales of the Company's U.S. operations increased 11.1% for the quarter and 5.0% for the nine months primarily from the acquisition of Varitronic Systems, Inc. and The Hirol Company.

     The cost of products sold as a percentage of sales was 47.2% for the quarter and 46.6% for the nine months ended April 30, 1996. For the same periods last year, these percentages were 44.6% and 45.9%. These increases from period to period were caused by changes in product mix and the acquisitions. Selling, general and administrative expenses as a percentage of sales were 36.8% for the quarter compared to 35.9% for the same quarter of the previous year. For the nine months ended April 30, 1996, this percentage was 39.3% compared to 37.2% for the same period last year. These increases reflect the Company's on-going investment in sales and marketing activities and in building its global information-technology infrastructure. Research and development expenses decreased 1.9% for the quarter and increased 2.7% for the nine months ended April 30, 1996, over the same periods last year.

     Operating income was $12,580,000 for the quarter and $28,884,000 for the nine months ended April 30, 1996, compared to $13,723,000 and $31,246,000 for the same periods last year as a result of the increased selling, general and administrative expenditures and the increased cost of products sold mentioned above.

     Investment and other income for the nine months ended April 30, 1996, included $1,750,000 ($950,000 after tax) representing the gain on sale of a building in Germany during the first fiscal quarter. Last year's investment and other income for the quarter and the nine months included approximately $1,500,000 ($900,000 after tax) from the sale of two businesses and two buildings. Income before income taxes decreased 18.9% for the quarter and 4.7% for the nine months ended April 30, 1996.

     Net income for the quarter decreased 17.4% to $7,886,000 compared to $9,544,000 for the same quarter of the previous year. For the nine months ended April 30, 1996, net income decreased 2.3% to $20,096,000 from $20,577,000 for the same period last year.


Financial Condition

     The Company's liquidity remains strong.   Cash and cash equivalents
decreased to $42,787,000 at April 30, 1996, from $89,067,000 at July 31, 1995, mainly due to the acquisitions of Techpress II Limited, The Hirol Company, and Varitronic Systems, Inc. Primarily because of the acquisition of Varitronics Systems, Inc., working capital decreased to $103,575,000 at April 30, 1996, from $129,938,000 at July 31, 1995.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $18,803,000 for the nine months ended April 30, 1996. Capital expenditures were $7,494,000 in the nine months ended April 31, 1996. Financing activities, primarily the payment of dividends to the Company's shareholders, consumed $6,786,000 of cash in the first nine months of fiscal 1996.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.1% at April 30, 1996, and July 31, 1995.

     The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                                    PART II

ITEM 5. Other Information

      The Company makes the following CAUTIONARY STATEMENTS FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. These statements may be referred to during verbal presentation of forward-looking information by authorized representatives of the Company

      The Company wishes to caution readers that the following factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of the Company:

     INTERNATIONAL OPERATIONS AND EXCHANGE RATES

      The Company realized approximately 41.1%, 37.1% and 32.0% of its net sales in fiscal 1995, 1994 and 1993, respectively, from operations outside the United States. Variations in the economic or political conditions in the countries with which the Company does international business may impact the level of the Company's international sales and profitability.

      Further, as a result of the Company's significant international sales, a significant portion of the Company's revenues and expenses are denominated in currencies other than U.S. dollars. As a result, fluctuations in currency exchange rates can adversely affect the Company's sales, profitability and financial position. The Company engages in limited foreign currency hedging and does not speculate in such currencies.

     TECHNOLOGY CHANGES

      As technological advancements are made in the product requirements of the Company's customers, the Company must continue to develop new products to keep pace with such advancements. If the Company were unable to develop new products, its ability to continue to serve existing customers would be impaired.

      Additionally, the direct marketing industry may be affected by ongoing technological developments in distribution and marketing methods such as on-line catalogs and Internet shopping. As a result, the Company's future success will depend on its ability to keep pace with technological developments and respond to new customer requirements.

     SOURCES OF SUPPLY

      The Company is, in part, dependent upon the continuing availability of products and raw materials provided by single source suppliers. The inability of the Company to obtain products or raw materials on a timely basis or the termination of such relationships would have an adverse effect on the Company.

     STATUS OF ECONOMY

     The Company's products are sold to a wide range of customers in many industries. Thus, any general downturn in domestic or international economic conditions or rates of growth could impact the Company's sales and levels of profitability.

     EXPENSE STRUCTURE


     The Company's expense structure for certain costs is based on the Company's expected level of sales and growth. To the extent that the Company's actual level of sales or growth is different from that which it expects, the Company's ability to timely adjust its cost structure to those levels will impact the Company's results of operations.

     PRODUCT MIX

     The Company's profitability is impacted by the mix of products it sells. Certain of the Company's products have lower profit margins than others. If the Company's actual mix of products sold is different from the expected mix, the Company's expected profit margins would be affected by such changes.

     BACKLOG

     Because of the nature of the products sold by the Company and the delivery requirements of customers, most of the Company's orders are filled on a current basis, and the Company has relatively short production cycles and low levels of order backlog. This low level of long-term orders and backlog makes it more difficult to predict accurately future sales than would be the case if the Company had a higher level of long-term orders and backlog.

     ACQUISITIONS

     The Company has in the past expanded through both internal growth and acquisitions. The extent to which the Company varies its rate of acquisitions and the profitability of the companies it acquires will impact the Company's overall profitability.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K.

            (1) A report on form 8-K dated February 27, 1996, was filed relating to the Company entering into an Agreement and Plan of Merger with Varitronic Systems, Inc., Minneapolis, MN, to acquire all the outstanding common stock of Varitronics for $17.50 per share in cash.

            (2) A report on form 8-K dated April 18, 1996, was filed relating to the consummation of the Company's acquisition of Varitronic Systems, Inc., filing the required audited financial statements of Varitronics and presenting the required unaudited consolidated pro forma condensed financial statements.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                              W.H. BRADY CO.



Date:  May 20, 1996                           /s/ K. M. Hudson
                                              --------------------------------
                                              K. M. Hudson
                                              President



Date:   May 20, 1996                          /s/ D. P. DeLuca
                                              --------------------------------
                                              D. P. DeLuca
                                              Senior Vice President and
                                               Assistant Secretary
                                              (Principal Accounting Officer)