Form 10-K405
period 1996-07-31
BRADY W H CO
filed 1996-10-25
CIK 746598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                    For the Fiscal Year Ended JULY 31, 1996

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

                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

     As of September 30, 1996, there were outstanding 20,131,551 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
       W.H. Brady Co. 1996 Annual Report, Incorporated into Part II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE
                                                                                       ------
PART I
ITEM 1. BUSINESS
  General Development of Business...................................................      I-1
  Financial Information About Industry Segments.....................................      I-1
  Narrative Description of Business:
     Overview.......................................................................      I-1
     Business Strategy..............................................................      I-1
     Growth Strategy................................................................      I-2
     Products.......................................................................      I-2
     Marketing and Sales............................................................      I-5
     Manufacturing Process and Raw Materials........................................      I-5
     Technology and Product Development.............................................      I-6
     International Operations.......................................................      I-6
     Competition....................................................................      I-6
     Backlog........................................................................      I-6
     Environment....................................................................      I-7
     Employees......................................................................      I-7
     Acquisitions...................................................................      I-7
Financial Information About Foreign and Domestic Operations and Export Sales........      I-7
ITEM 2. PROPERTIES..................................................................      I-7
ITEM 3. LEGAL PROCEEDINGS...........................................................      I-7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................      I-7
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......     II-1
ITEM 6. SELECTED FINANCIAL DATA.....................................................     II-1
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS........................................................................     II-1
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................     II-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE........................................................................     II-1
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................    III-1
ITEM 11. EXECUTIVE COMPENSATION.....................................................    III-3
  Summary Compensation Table........................................................    III-3
  Stock Options.....................................................................    III-4
  Common Stock Price Performance Graph..............................................    III-6
  Compensation of Directors.........................................................    III-6
  Termination of Employment Arrangements............................................    III-6
  Compensation Committee Interlocks and Insider Participation.......................    III-7
  Profit Sharing and Employee Thrift Plan...........................................    III-7
  Deferred Compensation Arrangements................................................    III-8
  Compensation Committee Report on Executive Compensation...........................    III-8
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............   III-10
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................   III-12
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.............     IV-1
SIGNATURES..........................................................................     IV-5

                                     PART I

     W.H. Brady Co. and Subsidiaries is hereinafter referred to as the Company or Brady.

ITEM 1 BUSINESS

(a) General Development of Business

     The Company, a Wisconsin corporation, currently operates 16 manufacturing facilities worldwide. Eight are located in the United States and one each in Australia, Belgium, Canada, England, Japan, Korea, Scotland and Singapore. The Company also sells through subsidiaries or sales offices in Brazil, England, France, Germany, Hong Kong, Italy, Korea, Malaysia, New Zealand, Spain, Sweden, and Taiwan. The Company's executive offices are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and its telephone number is (414) 358-6600. The Company's Internet address is hhtp://www.whbrady.com.

(b) Financial Information About Industry Segments

     Not applicable.

(c) Narrative Description of Business

OVERVIEW

     W.H. Brady is a leading international manufacturer and marketer of high performance identification solutions and specialty coated materials. The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial and facility identification products; safety and regulatory compliance products; and OEM components.

     The Company's markets include a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify, direct, warn, inform and protect employees and customers. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 1996 consisted of more than 50,000 customers, with the largest customer representing less than 3% of net sales. International sales represented 43.6%, 41.1% and 37.1% of net sales in fiscal 1996, 1995 and 1994, respectively.

BUSINESS STRATEGY

     W.H. Brady's objective is to be the leading source of high performance identification products and specialty coated materials to niche markets worldwide. The Company expects to accomplish this objective by offering a broad range of high quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for its shareholders drives decision making at all levels of the Company. The majority of the Company's employees participate in an incentive plan that is focused upon the creation of shareholder value. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy its customers' requirements and expectations. W.H. Brady's commitment to product innovation is reflected in research and development efforts that include two facilities and approximately 100 employees primarily dedicated to research and development activities.

     Breadth of product line. The Company's products include over 30,000 stock and custom items. The number of products offered allows W.H. Brady to serve as a one-stop shopping network for its customers. Additionally, management believes that the Company competes in a broader range of identification markets than any of its competitors.

     Focus on customers. The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased its investment in telecommunications and management information systems worldwide.

     Niche markets. The Company strives to be a major player in niche markets that allow the Company to leverage its capabilities in specialty materials, die-cut parts and distributed printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical and safety markets with certain of its products such as wire and pipe markers and safety signs.

GROWTH STRATEGY

     The major elements of the Company's strategy for growth include:

     Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets through new product development and increased sales and marketing efforts. To achieve this objective, the Company is actively expanding its current sales force and is pursuing additional niche distribution channels.

     Geographic expansion. W.H. Brady's international sales have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $156,761,000, or 43.6%, of net sales in fiscal 1996. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase its penetration in established markets in Europe, Japan, Hong Kong, and Korea and to enter new emerging markets elsewhere in the Pacific Rim and in Latin America.

     New products and new markets. The Company seeks to leverage its strong product innovation and development activities by introducing new products and by exploring new applications for its products in existing new markets.

     Strategic acquisitions and joint ventures. W.H. Brady's recent growth has occurred principally through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration. Although the Company intends to continue such internal growth, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen systems offerings through the pursuit of strategic acquisitions and joint ventures.

PRODUCTS

     The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve product and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial and facility identification products including pipe and valve markets, wire markers, computer printable labels, storage markers, asset identification markers, informational signs, stand-alone printing systems and automatic identification and data collection systems; safety and regulatory compliance products including safety signs, lockout/tagout products and traffic control products; and OEM components including specialty tapes, computer application products and die-cut tapes.

     Many of the Company's stock products were originally designed, developed and manufactured as custom products for a specific purchaser. However, such products have frequently developed wide industry acceptance and become stock items offered by the Company through mail-order and distributor sales. The Company's most significant types of products are described below.

INDUSTRIAL AND FACILITY IDENTIFICATION PRODUCTS

  Pipe and Valve Markers

     The Company manufactures both self-adhesive and mechanically applied stock and custom designed pipe markers and plastic and metal valve tags for the identification of piping and control valves. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems and to facilitate repair or maintenance of the system.

  Wire Markers

     W.H. Brady offers a broad range of wire-marking products. These products help mark and identify wires, cables and other potential hazards. Such products may be utilized in virtually every industrial and electrical market to specify the origination or destination of wiring and to facilitate repair or maintenance of wiring systems.

  Computer Printable Labels

     W.H. Brady offers a complete line of printable labels that are compatible with the thermal transfer, laser and dot matrix printers sold by the Company. The products are used primarily by industrial customers to print identification labels on-site using personal computers.

  Storage Markers

     The Company produces signs, self-adhesive and self-aligning die cut numbers and letters used for the systematic identification of facilities, bins and shelving. Storage marker products are primarily used by industrial companies in factories, warehouses, stockrooms and other facilities.

  Asset Identification Markers

     W.H. Brady offers a wide range of asset identification products to its industrial and commercial customers. These include self-adhesive or mechanically mounted labels made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

  Informational Signs

     The Company produces a wide range of informational signs for both indoor and outdoor use. These signs are utilized by a broad range of industrial and commercial customers and are available in Braille and with other features for compliance with the Americans with Disabilities Act ("ADA") regulations. Signs may be stock items or custom ordered for any informational requirement.

  Stand-Alone Printing Systems

     The Company designs and develops computer software, portable printers, lettering machines and other electromechanical devices to serve the growing and specialized needs of customers. Industrial labeling systems, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs or labels on demand at their site.

  Automatic Identification and Data Collection Systems

     W.H. Brady's automatic identification and data collection systems allow accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

  Other

     The Company also offers bar-coding products and readers, sign making kits, stenciling materials, barricading products, visual warning systems and floor marking products.

SAFETY AND REGULATORY COMPLIANCE PRODUCTS

  Safety Signs

     The Company manufactures safety and accident prevention signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards promulgated by the National Safety Council, OSHA and a variety of industry associations. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings.

  Lockout/Tagout Products

     W.H. Brady offers a wide variety of lockout/tagout products. Under current OSHA regulations, all energy sources must be "locked out" while machines are being serviced or maintained. The Company's products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy and fluid transmission systems and operating machinery.

  Traffic Control Products

     The Company offers a wide variety of traffic control devices, including directional and warning signs, barriers and cones and other traffic control devices.

  Other

     The Company also offers safety hard-hat labels, safety badges, photo identification kits, ergonomic products, first aid cabinets/kits, body harnesses, anti-slip coatings and alarm security systems, among others.

OEM COMPONENTS

  Specialty Tapes

     The Company's OEM component products include specialty tapes and related products that are used in a variety of audio, video and computer applications, as well as surface mount technology products. These specialty tape products are characterized by high performance adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.

  Computer Application Products

     The Company's computer application products include reinforcing rings for floppy discs and components of micro-floppy discs. Its audio industry products include cassette leader and splicing tapes and conductive splicing tapes. Video products include splicing and leader tapes, conductive/reflective sensing tapes and other specialty components used in video cassettes. The Company's leadframe tape and electronic adhesive film are used within semiconductors to reinforce and/or bond components while its surface mount carrier and cover tapes are used to package surface-mounted-device electronic components.

  Die-Cut Tapes

     The Company's precision die-cut tapes are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment.

OTHER PRODUCTS

     The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales, including: temperature indicating labels, hospital and clinical labels, packing and shipping goods, name plates and quality and production control products, among others.

MARKETING AND SALES

     The Company's products are sold in a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets. W.H. Brady has a diverse customer base that consisted of over 50,000 customers in fiscal 1996. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have not material adverse effect upon the Company's business. In fiscal 1996, no single customer accounted for more than 3% of the Company's net sales.

     The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors or on a do-it-yourself basis. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company currently has over 2,500 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs a 330 person internal sales force. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product application advice.

     The Company also direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory compliance products and OEM component products, among others. International catalog operations are conducted through offices in Canada, Italy, Australia, Germany, France, and England and include foreign language catalogs. Currently, the Company is establishing operations in Brazil.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items such as printers and related supplies from other manufacturers, often on a proprietary basis. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating and converting. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent- or water-based materials. The coatings and adhesives are applied to a wide variety of materials including paper, metal and metal foil, plastic film and cloth. The converting process may include embossing, perforating, laminating, die cutting or slitting. The Company also utilizes various graphic techniques to print or mark the materials as required.

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing processes. The Company produces the majority of its own adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit it to achieve greater flexibility in product design and manufacture and to improve its ability to provide specialized products designed to meet the needs of specific applications. W.H. Brady's "cellular" manufacturing processes and "just-in-time" inventory control allow it to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turn-around and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 registration.

     The materials used in the products manufactured by the Company consist primarily of paper, plastic sheets and films (primarily polyesters and polycarbonates), metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers and solvents. The Company purchases its raw materials from many suppliers and is not dependent upon any single supplier for any of its base supply materials.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company focuses its research and development efforts on applications in the science of surface chemistry, such as coatings, adhesives and physical bonding. This dedication to surface chemistry, in combination with a manufacturing technology oriented to adhesives and graphics, has led to the development of many proprietary release coatings, adhesives and products that are adhesively fastened.

     The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, computer-generated wire markers, and systems for aligning letters and patterns. Although the Company believes that its patents are a significant factor in maintaining its market position as to certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents.

     The Company conducts most of its research and development activities at its approximately 39,600 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin. The Company spent approximately $11,300,000, $10,400,000, and $10,300,000 in fiscal 1996, 1995, and 1994, respectively, on its research and development activities, all of which were Company sponsored. In fiscal 1996, approximately 100 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

     In Fiscal 1996, 1995, and 1994, international sales accounted for 43.6%, 41.1%, and 37.1%, respectively, of the Company's net sales The Company's global infrastructure now supports sales and operations through subsidiaries in Australia, Belgium, Brazil, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and Sweden and sales offices in Hong Kong, Italy, New Zealand, Malaysia, Spain and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company opened new operations in Australia, Brazil, England, Italy, Korea, Malaysia and Taiwan in the last two years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

     The markets for most of the Company's products are highly competitive. However, the Company believes that it is the leading domestic producer of self-adhesive wire markers, pipe markers, audio and video leader and splicing tapes and reinforcing rings for floppy disks and believes that it is a leading domestic producer of safety signs. The Company competes for business principally on the basis of product quality, performance, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products to some of the world's major adhesive and electrical product companies offering a wide range of competing products. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company competes in a broader range of identification markets than any of its competitors.

BACKLOG

     As of July 31, 1996, the amount of the Company's backlog orders believed to be firm was $15.2 million. This compares with approximately $14.6 million and $17.4 million of backlog orders as of July 31, 1995 and 1994, respectively. Average delivery time for the Company's orders varies from one day to twelve weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.

ENVIRONMENT

     At present, the manufacturing processes for the Company's adhesive-based products utilize certain evaporative solvents which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. During the past several years, the Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents.

EMPLOYEES

     As of July 31, 1996, the Company employed approximately 2,400 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contracts and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

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

     On April 8, 1996, the Company completed its acquisition of Varitronic Systems, Inc. (VSI) located in Minneapolis, Minnesota, for cash of approximately $40,700,000. VSI manufactures and markets supply-consuming lettering, labeling, signage and presentation systems and supplies.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See Note 7 to Notes to Consolidated Financial Statements on Page 32 of the W.H. Brady Co. 1996 Annual Report.

ITEM 2 PROPERTIES

     The Company currently operates in 16 manufacturing facilities. Eight are located in the United States, and one each in Australia, Belgium, Canada, England, Japan, Korea, Scotland and Singapore. The Company's primary research facility of approximately 39,600 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 1,080,000 square feet of space, of which approximately 420,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for its present needs.

ITEM 3 LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the course of its business. The Company is not currently a party to any material pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a) Market Information

     W.H. Brady Co. Class A Nonvoting Common Stock trades on the NASDAQ National Market under the symbol BRCOA. There are no established public trading markets for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this item is incorporated by reference to Page 36 of the W.H. Brady Co. 1996 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 12, 1996, was 496 and 2, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on its outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, non-cumulative cash dividend of $.033 per share (subject to adjustment in the event of future stock splits, stock dividends or similar event involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                                    YEAR
                                                                                                                   ENDING
                                      YEAR ENDED 7/31/95                          YEAR ENDED 7/31/96               7/31/97
                           ----------------------------------------    ----------------------------------------    -------
                           1ST QTR    2ND QTR    3RD QTR    4TH QTR    1ST QTR    2ND QTR    3RD QTR    4TH QTR    1ST QTR
                           -------    -------    -------    -------    -------    -------    -------    -------    -------
Class A.................    $ .07      $ .07      $ .07      $ .07      $ .10      $ .10      $ .10      $ .10      $ .13
Class B.................      .04        .07        .07        .07        .07        .10        .10        .10        .10

ITEM 6 SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Page 18 and 19 of the W.H. Brady Co. 1996 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to Pages 20 through 22 of the W.H. Brady Co. 1996 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to Pages 23 through 34 of the W.H. Brady Co. 1996 Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME                AGE                             TITLE
------------------------------   ---    --------------------------------------------------------
Katherine M. Hudson...........   49     President, CEO and Director
                                        Senior Vice President, Treasurer, Assistant Secretary,
Donald P. DeLuca..............   56       and Director
Mary T. Arnold................   53     Vice President, Research and Development
Richard L. Fisk...............   52     Vice President, Seton Group
David R. Hawke................   42     Vice President, Graphics Group
                                        Vice President, Identification Systems & Specialty Tapes
David W. Schroeder............   41     Group
Peter J. Lettenberger.........   59     Secretary and Director
William H. Brady III..........   54     Director
Elizabeth B. Lurie............   51     Director
Robert C. Buchanan............   56     Director
Roger D. Peirce...............   59     Director
Richard A. Bemis..............   55     Director
Frank W. Harris...............   54     Director
Gary E. Nei...................   52     Director

     KATHERINE M. HUDSON -- Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Before joining W.H. Brady Co., she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Image Division. Her 24 years at Eastman Kodak Company included positions in finance, communication and public affairs, information systems and the management of instant photography and printing. She is also a director of Apple Computer, Inc. and Case Corporation and serves on the Alverno College Board of Trustees, the Advisory Council for the Indiana University School of Business, the Wisconsin Export Strategy Commission, and the Governor's Commission on the Glass Ceiling.

     DONALD P. DELUCA -- Mr. DeLuca joined the Company as Vice President-Finance and Chief Financial Officer in May 1990. He was promoted to Senior Vice President in August 1994. Before joining Brady, he served as Executive Vice President-Finance and Administration of CSC Industries, Inc. from 1987 to April 1990. Prior to that he served as Vice President, Treasurer and Secretary of Copperweld Corp. from 1974 to 1987. He is also a director of GAN North American Insurance Company and GAN National Insurance Company and serves on the Wisconsin Council on Economic Education and the Issuer's Affairs Committee of the Board of Governors of the NASD.

     MARY T. ARNOLD -- Dr. Arnold joined the Company in February 1993. In March 1995, she was appointed to her present position. Prior to joining Brady, Dr. Arnold served in various capacities at G. E. Appliances, a unit of General Electric Company.

     RICHARD L. FISK -- Mr. Fisk joined the Company in 1979 and was appointed to his present position in August 1987. He previously served as General Manager of Seton Name Plate Co., a wholly-owned subsidiary of the Company.

     DAVID W. HAWKE -- Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director-European Operations. In March 1995, he was appointed to his present position.

     DAVID W. SCHROEDER -- Mr. Schroeder joined the Company in June 1991 as General Manager of the Industrial Products Division. He was appointed to his present position in March 1995. Before joining the Company, he served as President and Chief Executive Officer of Uniroyal Adhesives & Sealants Co., Inc. from 1988 to May 1991.

     PETER J. LETTENBERGER -- Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger has been a member of the Company's audit and compensation committees

                                      III-1
since April 1977 and October 1978, respectively, and has been chairman of the compensation committee since June 1985. He is a partner of Quarles & Brady, general counsel to Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc.

     WILLIAM H. BRADY III -- Mr. Brady has been a director of the Company since January of 1979. Mr. Brady is a private investor.

     ELIZABETH B. LURIE -- Ms. Lurie has been a director of the Company since January of 1979. Ms. Lurie is President of the W.H. Brady Foundation, Inc., a private charitable foundation. Ms. Lurie is also President of Continuity, Inc., which provides communications consulting services to various public policy organizations and individuals. Until December 31, 1995, Continuity, Inc. also operated a retail fine arts and fine crafts business located in Maggie Valley, NC. Ms. Lurie serves as a director and officer of National Empowerment Television, Inc., (Washington, DC), and Independent Women's Forum, Inc. (Washington, DC). Ms. Lurie is also a director of Free Congress Research and Education Foundation, Inc. (Washington, DC).

     ROBERT C. BUCHANAN -- Mr. Buchanan has been a director of the Company since November 1987 and a member of its audit committee since June 1988, chairing that committee since June, 1990. Mr. Buchanan is President and CEO of the Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1, 1980. He is also a trustee and director of The Northwestern Mutual Life Insurance Company and Firstar Corporation, respectively.

     ROGER D. PEIRCE -- Mr. Peirce has served as a director and a member of the compensation committee of the Company since September, 1988. Mr. Peirce is a private investor and consultant. He was President of Valuation Research Corporation from April, 1995 to May, 1996. From September 1986 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen & Co., independent certified public accountants.

     RICHARD A. BEMIS -- Mr. Bemis has been a director of the Company since January 1990 and a member of its compensation committee since March 1990. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation.

     FRANK W. HARRIS -- Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

     GARY E. NEI -- Mr. Nei has been a Director of the Company since November 1992, and a member of its audit committee since November 1994. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of DIFCO Inc. and Uroquest, Inc.

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer, except that William H. Brady III is the brother of Elizabeth B. Lurie.

SECTION 16A BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During fiscal year 1996, Frank W. Harris, a director of the Company, purchased 350 shares of the Company's Class A Common Stock on May 31, 1996, and reported such transaction on a Form 4 during the month of July, 1996.

                                      III-2

ITEM 11 EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1996, to those persons who, as of the end of fiscal 1996, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                               ANNUAL COMPENSATION                  AWARDS
                                    -----------------------------------------   ---------------
                                                                 OTHER ANNUAL     OPTIONS/SAR      ALL OTHER
                                    FISCAL   SALARY     BONUS    COMPENSATION        (# OF        COMPENSATION
   NAME AND PRINCIPAL POSITION       YEAR      ($)     ($)(1)       ($)(2)        SHARES)(3)         ($)(4)
----------------------------------  ------   -------   -------   ------------   ---------------   ------------
K. M. Hudson......................   1996    342,500   174,505       5,381           36,000           41,412(5)
President & Chief Executive
  Officer                            1995    315,000   369,914       4,163           30,000           87,333(5)
                                     1994    175,000   175,000          --           75,000          400,366(5)
D. P. DeLuca......................   1996    238,842    77,294       5,001           18,000           69,436(6)
Senior Vice President, Treasurer &   1995    217,875   175,273       4,480           12,000           64,349(6)
Chief Financial Officer              1994    182,750   127,925       2,825            7,500           18,161(6)
D. W. Schroeder...................   1996    190,558    75,804       4,214           12,000           12,632
Vice President, ISST Group           1995    170,449   124,446       2,979            6,000           12,394
                                     1994    157,279    90,404       2,887            5,250           12,775
R. L. Fisk........................   1996    197,631    51,575       3,835           27,000           13,743
Vice President, Seton Group          1995    189,954   156,861       3,425            9,000           13,691
                                     1994    182,577   127,804       3,097            7,500           15,462
D. R. Hawke.......................   1996    175,558    53,452          --           12,000           26,076(7)
Vice President, Graphics Group       1995    160,939   112,497          --            6,000          202,113(7)
                                     1994    147,468    95,855          --            5,250           62,459(7)

-------------------------
(1) Reflects bonus earned during fiscal year 1996 which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) Options issued in fiscal 1996, 1995 and 1994 adjusted for the 200% stock dividend paid on December 15, 1995.

(4) All other compensation for fiscal 1996 for Mrs. Hudson, and Messrs. DeLuca, Schroeder, Fisk and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000 each and (ii) the cost of group term life insurance for each named executive officer of $1,705, $3,311, $632, $1,743 and $570, respectively.

    All other compensation for fiscal 1995 for Mrs. Hudson, and Messrs. DeLuca, Schroeder, Fisk and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000 each and (ii) the cost of group term life insurance for each named executive officer of $1,544, $2,349, $394, $1,691, and $480, respectively.

    All other compensation for fiscal 1994 for Mrs. Hudson, and Messrs. DeLuca, Schroeder, Fisk and Hawke, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $13,000, $14,620, $12,582, $14,606 and $11,798, respectively and (ii) the cost of group term life insurance for each named executive officer of $660, $1,022, $193, $856 and $246, respectively.

(5) Fiscal 1996 includes relocation expenses of $3,112 and $24,595 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1995 includes relocation expenses of $50,586 and $23,203 accrued, but not paid, for that year's portion of the SERP. Fiscal 1994 includes $386,706 accrued, but not paid, for that year's portion of the SERP.

                                      III-3

(6) Fiscal 1996 includes $54,125 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1995 includes $50,000 accrued, but not paid, for that year's portion of the SERP. Fiscal 1994 includes relocation expenses of $2,519.

(7) Fiscal 1996 includes relocation expenses of $1,743 and expatriation expenses of $11,764 related to Mr. Hawke's Belgium assignment. Fiscal 1995 includes relocation expenses of $25,282 and expatriation expenses of $164,351. Fiscal 1994 includes relocation expenses of $1,104 and expatriation expenses of $49,311.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 1996 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 1996. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 1996

                               INDIVIDUAL GRANTS

                                                         % OF TOTAL
                                                          OPTIONS
                                                         GRANTED TO
                                         OPTIONS        EMPLOYEES IN        EXERCISE
                NAME                  GRANTED(#)(1)     FISCAL 1996      PRICE($/SH)(2)    EXPIRATION DATE
------------------------------------  -------------    --------------    --------------    ----------------
K. M. Hudson........................      36,000            10.9%            25.1667       November 6, 2005
D. P. DeLuca........................      18,000             5.5%            25.1667       November 6, 2005
D. W. Schroeder.....................      12,000             3.6%            25.1667       November 6, 2005
R. L. Fisk..........................      12,000             3.6%            25.1667       November 6, 2005
                                      15,000....             4.5%            23.8333         August 1, 2005
D. R. Hawke.........................      12,000             3.6%            25.1667       November 6, 2005

                                                      POTENTIAL REALIZABLE VALUE AT ASSUMED RATES
                                                            OF STOCK PRICE APPRECIATION(3)
                                                    -----------------------------------------------
                                                        0%                5%               10%
                       NAME                         $25.1667($)       $41($)(6)        $65 1/4($)(6)
--------------------------------------------------  -----------      ------------      ------------
K. M. Hudson......................................       0             569,999          1,442,999
D. P. DeLuca......................................       0             284,999           721,499
D. W. Schroeder...................................       0             190,000           481,000
R. L. Fisk........................................       0             415,625          1,051,625
D. R. Hawke.......................................       0             190,000           481,000
All Shareholders' Gains (increase in market value of
  W.H. Brady Co. Common Stock at assumed rates
  of stock price appreciation)(4)(6)...........................      $317,788,185      $804,506,904
All Optionees' Gains (as a percent of all
  shareholders' gains)(5)(6)...................................             1.64%             1.64%

-------------------------
(1) The options granted November 6, 1995, become exercisable as follows: 33 1/3% of the shares on November 6, 1996; 33 1/3% of the shares on November 6, 1997; and 33 1/3% of the shares on November 6, 1998. These options have a term of ten years.

    Mr. Fisk's option grant on August 1, 1995, became exercisable August 1, 1996, and has a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by NASDAQ on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.

                                      III-4

(4) Calculated from the $25.1667 exercise price applicable to the options granted on November 6, 1995 based on the 20,070,875 shares of Class A Common Stock outstanding on November 6, 1995.

(5) Represents potential realizable value for all options granted in fiscal 1996 as compared to the increase in market value of W.H. Brady Co. Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1996
                   AND VALUE OF OPTIONS AT END OF FISCAL 1996

                                                                                   NUMBER OF UNEXERCISED
                                                         SHARES                          OPTIONS AT
                                                        ACQUIRED                       JULY 31, 1996
                                                           ON        VALUE      ----------------------------
                                                        EXERCISE    REALIZED    EXERCISABLE    UNEXERCISABLE
                        NAME                              (#)         ($)           (#)             (#)
-----------------------------------------------------   --------    --------    -----------    -------------
K. M. Hudson.........................................       0           0          85,000          56,000
D. P. DeLuca.........................................       0           0          39,000          28,500
D. W. Schroeder......................................       0           0          16,750          17,750
R. L. Fisk...........................................       0           0          26,000          35,500
D. R. Hawke..........................................       0           0          26,250          17,250

                                                                            VALUE OF UNEXERCISED
                                                                            IN-THE-MONEY OPTIONS
                                                                            AT JULY 31, 1996(1)
                                                                        ----------------------------
                                                                        EXERCISABLE    UNEXERCISABLE
                                NAME                                        ($)             ($)
---------------------------------------------------------------------   -----------    -------------
K. M. Hudson.........................................................     617,086         121,666
D. P. DeLuca.........................................................     445,594          72,625
D. W. Schroeder......................................................     165,802          41,104
R. L. Fisk...........................................................     260,510          60,458
D. R. Hawke..........................................................     299,969          36,312

-------------------------
(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1996 of $21 3/4 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1991, in each of W.H. Brady Co. Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
        W.H. BRADY CO. VERSUS PUBLISHED INDICES (S&P 500 AND NASDAQ-US)
                          FISCAL YEAR ENDING JULY 31,

      MEASUREMENT PERIOD
    (FISCAL YEAR COVERED)            BRADY          S&P 500       NASDAQ- US
F91                                        100             100             100
F92                                         89             113             117
F93                                         91             123             143
F94                                        126             129             147
F95                                        189             163             206
F96                                        176             190             225

COMPENSATION OF DIRECTORS

     Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also employees of the Company receive an annual retainer of $15,000 in addition to $1,250 plus expenses for each meeting of the Board or any committee thereof which they attend.

TERMINATION OF EMPLOYMENT ARRANGEMENTS

     In fiscal 1994 the Company created a Supplemental Executive Retirement Plan
(SERP) for Mrs. Hudson. The stated amount of the Plan until January 1, 1999 is $500,000. The Company credited a deferred compensation account with the net present value of the stated amount in January 1994. The account is credited annually with the current year's increase in the net present value calculation. No interest accrues on the balance in the account until January 1, 1999. After that date, interest will accrue quarterly on the balance in the account at the prime rate in effect at the end of each calendar quarter.

     The Company is required to pay Mrs. Hudson the balance in the account over a ten year period beginning January 2009. The first payment will be one-tenth of the balance in the account; the second one-ninth; and so on.

                                      III-6

     In the event of a change in control of the Company, Mrs. Hudson's SERP may accelerate and become payable in 30 days.

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

     The Company is required to pay Mr. DeLuca the balance in the account over a ten year period beginning on August 1 of the year following his termination of employment with the Company. The first payment will be one-tenth of the balance in the account; the second payment will be one-ninth; and so on. The Company may make payments in some other manner provided the payments are neither smaller nor extend beyond such ten year period.

     In fiscal 1992, the Company created a Supplemental Executive Retirement Plan (SERP) for Mr. Gengler, retired President, CEO and Director. The Plan credited a deferred compensation account with $125,000 on July 31 of each year (1992-1994), $100,000 on July 31, 1995 and 1996, and will credit $100,000 on
July 31, 1997. Interest accrues on the balance in the account at 8% per year.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, the Board's Compensation Committee was composed of Messrs. Bemis, Lettenberger and Peirce. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company. There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

PROFIT SHARING AND EMPLOYEE THRIFT PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Profit Sharing and Employee Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the

                                      III-7
contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.

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

     The Committee believes that:

     -- The Company's pay levels are appropriately targeted to attract and retain key executives;

     -- The Company's incentive plan provides strong incentives for management to increase shareholder value; and

     -- The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

  Base Salary

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 1996, the Committee reviewed compensation

                                      III-8
survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

  Annual Shareholder Value Enhancement Plan

     The shareholder value enhancement plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 100% objective. It stresses maximization of Company profitability and increasing shareholder value.

  Stock Options

     In 1989 the Board approved the W.H. Brady Co. 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Non-Voting Common Stock are available for grant. The Option Plan assists executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. All grants under the Option Plan are at market price on the date of the grant and have value only if the price of W.H. Brady Co. Class A Common Stock, after the vesting requirement passes, has increased to a greater value than at the grant date.

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

  Compensation of the Chief Executive Officer

     Mrs. Hudson received $342,500 in base salary in fiscal 1996, an increase of 8.7% over the prior year's base salary. She was paid a bonus attributable to fiscal 1996 of $174,505, $195,409 less than the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

     (i)  a sales increase of $45,180,000, or 14.4%, and a $116,000, or 0.4%, increase in profits over similar amounts from the prior year; the stock price decreased from $23.75 to $21.75

     (ii) the successful acquisition of TechPress II Limited, The Hirol Company and Varitronic Systems, Inc.

     (iii) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth

     (iv) continued improvement in intercompany teamwork.

     During fiscal 1996, Mrs. Hudson was awarded options to purchase 36,000 shares of Class A Common Stock.

     The Committee believes these awards are consistent with the objectives of the various plans and with the overall compensation policy of the Board of Directors.

                                      III-9

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

                                          Peter J. Lettenberger, Chairman
                                          Richard A. Bemis
                                          Roger D. Peirce

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1996.

                                                                    AMOUNT OF      PERCENT
                                          NAME AND ADDRESS OF       BENEFICIAL       OF
          TITLE OF CLASS                   BENEFICIAL OWNER         OWNERSHIP     OWNERSHIP
-----------------------------------    -------------------------    ---------     ---------
Class B Common Stock...............    William H. Brady, Jr.(1)     1,574,866        89%
                                       Marital Trust
                                       c/o Quarles & Brady
                                       Attn: Peter J.
                                       Lettenberger
                                       411 East Wisconsin Avenue
                                       Milwaukee, WI 53202
                                       William H. Brady, Jr.(1)
                                       Non-QTIP Marital Trust         194,448        11%
                                       c/o Quarles & Brady
                                       Attn: Peter J.
                                       Lettenberger
                                       411 East Wisconsin Avenue
                                       Milwaukee, WI 53202

-------------------------
(1) The trustees of both trusts are Robert C. Buchanan, Irene B. Brady, Roger D. Peirce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. The vested beneficiary is Irene B. Brady; the contingent remainder beneficiaries are William H. Brady, III and Elizabeth
    B. Lurie.

                                     III-10

(B) Security Ownership of Management

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 30, 1996. Except as otherwise indicated, all shares are owned directly.

                                                  NAME OF BENEFICIAL             AMOUNT OF
                                                  OWNER & NATURE OF              BENEFICIAL   PERCENT OF
           TITLE OF CLASS                        BENEFICIAL OWNERSHIP            OWNERSHIP    OWNERSHIP
-------------------------------------   --------------------------------------   ---------    ----------
Class A Common Stock.................   Peter J. Lettenberger (1)(2)(3)          3,377,856        16.8%
                                        Richard A. Bemis(1)(4)                   2,619,171        13.0%
                                        Robert C. Buchanan(1)(5)                 2,620,471        13.0%
                                        Roger D. Peirce (1)(6)                   2,618,171        13.0%
                                        Elizabeth B. Lurie(2)(7)                 1,505,870         7.5%
                                        William H. Brady III(8)                  1,037,472         5.2%
                                        Katherine M. Hudson(9)                     113,161         0.6%
                                        Donald P. DeLuca(10)                        47,000         0.2%
                                        Gary R. Nei                                  4,500         *  %
                                        Frank W. Harris                              1,850         *  %
                                        All Officers and Directors as a Group    5,465,457        26.8%
                                        (16 persons)(11)
Class B Common Stock.................   Peter J. Lettenberger(1)                 1,769,314       100  %
                                        Robert C. Buchanan(1)                    1,769,314       100  %
                                        Roger D. Peirce(1)                       1,769,314       100  %
                                        Richard A. Bemis(1)                      1,769,314       100  %
                                        All Officers and Directors as a Group    1,769,314       100  %
6% Cumulative Preferred Stock........   Peter J. Lettenberger(1)(2)                  2,751        69.1%
                                        Robert C. Buchanan(1)                        1,920        48.2%
                                        Roger D. Peirce(1)                           1,920        48.2%
                                        Richard A. Bemis(1)                          1,920        48.2%
                                        Elizabeth B. Lurie(2)(7)                     1,066        26.8%
                                        William H. Brady III(8)(6)                     235         5.9%
                                        All Officers and Directors as a Group        3,221        80.8%
1979 Series Cumulative Preferred
  Stock..............................   Elizabeth B. Lurie(2)(7)                     8,071        36.7%
                                        Peter J. Lettenberger(2)                     5,529        25.2%
                                        William H. Brady III(8)                      2,542        11.6%
                                        All Officers and Directors as a Group       10,613        48.3%
6% Cumulative Preferred Stock 1972
  Series.............................   Peter J. Lettenberger(2)                     2,600       100  %
                                        Elizabeth B. Lurie(2)                        2,600       100  %
                                        All Officers and Directors as a              2,600       100  %
                                        Group(2)

-------------------------
 *  Indicates less than one-tenth of one percent

 (1) The amount shown includes shares held directly by the William H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H. Brady, Jr. Non-QTIP Marital Trust (the "Non-QTIP Trust") (collectively, the "Trusts"). The Marital Trust owns 1,744,325 shares of Class A Common Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6% Cumulative Preferred Stock. The Non-QTIP Trust owns 870,846 shares of Class A Common Stock, 194,448 shares of Class B Common Stock, and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Irene B. Brady, Robert C. Buchanan, Roger D. Peirce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. All of the Trustees except Mrs. Brady disclaim beneficial ownership of these shares. Irene B. Brady is the widow of William H. Brady, Jr. and the vested

                                     III-11
     beneficiary of the Marital Trust; she is the parent of William H. Brady, III and Elizabeth Brady Lurie (who are contingent remainder beneficiaries of the Trusts) and the grandparent of Elizabeth Irene Pungello. See also note (7).

 (2) Elizabeth B. Lurie and Peter J. Lettenberger are among the directors of the W.H. Brady Foundation, Inc. (the "Foundation") which owns 5,529 shares of the 1979 Series, Cumulative Stock, 763 shares of the 6% Cumulative Preferred Stock and 2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series. Mr. Lettenberger and Mrs. Lurie are also trustees of the Irene B. Brady Revocable Trust of 1986 (the "1986 Trust"), which owns 757,823 shares of Class A Common Stock and 68 shares of 6% Cumulative Preferred Stock. All such persons disclaim beneficial ownership of shares held by the Foundation and the 1986 Trust.

 (3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 14,861.76 shares of Class A Common Stock.

 (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 4,000 shares of Class A Common Stock directly.

 (5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns directly 1,800 shares of Class A Common Stock, 2,000 shares through his Keogh plan, and 1,500 shares as trustee of a trust.

 (6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,000 shares of Class A Common Stock directly, and 1,500 shares through his Keogh plan.

 (7) In addition to the shares owned as a trustee of the 1986 Trust and as a director of the Foundation, Mrs. Lurie owns directly 274,845 shares of Class A Common Stock, 235 shares of 6% Cumulative Preferred Stock and 2,542 shares of 1979 Series Preferred Stock. She is the mother of Elizabeth Irene Pungello, who is the beneficiary of the Elizabeth Irene Pungello Irrevocable Trust (the trustees of which are Nicholas M. Daniels and Shy Lurie, Mrs. Lurie's husband) which owns 473,202 shares of the Class A Common Stock.

 (8) Mr. Brady owns 1,037,472 shares of Class A Common Stock, 235 shares of 6% Cumulative Preferred Stock, and 2,542 shares of 1979 Series Cumulative Stock.

 (9) Mrs. Hudson owns 6,161.38 shares of Class A Common Stock directly through an employee benefit plan and holds a vested option to acquire an additional 107,000 shares of Class A Common Stock.

(10) Mr. DeLuca owns 1,500 shares of Class A Common Stock directly and holds vested options to acquire an additional 39,500 shares of Class A Common Stock.

(11) The amount shown for all officers and directors as a group (16 persons) includes options to acquire a total of 272,450 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days of September 30, 1996. It does not include other options for Class A Common Stock which have been granted at later dates.

(C) Changes in Control

     No arrangements are known to the Company which may, at a subsequent date, result in a change in control of the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     III-12

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 23 through 34 of the Company's 1996 Annual Report is incorporated herein by reference.

     2) Consolidated Financial Statement Schedule --

        Schedule II Valuation and Qualifying Accounts

        Independent Auditors' Report on Financial Statement Schedule

        All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

     3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

(b) Reports on Form 8-K.

     None

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         DESCRIPTION
------     -----------------------------------------------------------------------------------
  3.1      Restated Articles of Incorporation of W.H. Brady Co.(1)
  3.2      By-laws of W.H. Brady Co., as amended.(2)
 10.2      W.H. Brady Co. BradyGold Plan, as amended.(2)
 10.3      Executive Additional Compensation Plan, as amended.(2)
 10.4      Form of Executive's Deferred Compensation Agreement, as amended.(2)
 10.5      Forms of Director's Deferred Compensation Agreement, as amended.(2)
 10.6      W.H. Brady Co. 1989 Non-Qualified Stock Option Plan.(4)
 10.7      Shareholder Value Enhancement (SVE) Plan.(6)
 10.8      Supplemental Executive Retirement Plan dated March 27, 1992 between W.H. Brady Co.
           and Paul Gengler.(4)
 10.9      W.H. Brady Co. Automatic Dividend Reinvestment Plan.(4)
 10.10     Supplemental Executive Retirement Plan between W.H. Brady Co. and Katherine M.
           Hudson.(5)
 10.11     Supplemental Executive Retirement Plan dated September 23, 1994 between W.H. Brady
           Co. and Donald P. DeLuca.(5)
 13.1      Annual Report to Shareholders for year ended July 31, 1995.
 18.1      Letter regarding change in accounting method.(3)
 21.1      Subsidiaries of W.H. Brady Co.
 23.1      Consent of Deloitte & Touche LLP, Independent Auditor.
 27.1      Financial Data Schedule

-------------------------
(1) Incorporated by reference to Registrant's Registration Statement No. 2-91287 on Form S-1.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

(3) Incorporated by reference to Exhibit 18 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1989.

(4) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1992.

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

                        W.H. BRADY CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          YEAR ENDED JULY 31,
                                                                       --------------------------
                                                                        1996      1995      1994
                                                                       ------    ------    ------
                                                                         (DOLLARS IN THOUSANDS)
DESCRIPTION
Valuation accounts deducted in balance sheet from assets to which they apply --
Accounts receivable -- allowance for losses:
Balances at beginning of period.....................................   $1,881    $1,565    $1,247
Additions -- Charged to expense.....................................      367       463       725
Additions -- From businesses aquired................................      130         2         2
Deductions -- Bad debts written off, net of recoveries..............     (386)     (147)     (407)
                                                                       ------    ------    ------
Balances at end of period...........................................   $1,992    $1,881    $1,565
                                                                       ======    ======    ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of W.H. Brady Co.:

     We have audited the consolidated financial statements of W.H. Brady Co. and subsidiaries as of July 31, 1996 and 1995 and for each of the three years in the period ended July 31, 1996, and have issued our report thereon dated September 13, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of W.H. Brady Co. and subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 13, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-fifth day of October, 1996

                                          W.H. BRADY CO.

                                          By          /s/ D. P. DELUCA

                                            ------------------------------------
                                                        D. P. DeLuca
                                             Senior Vice President, Treasurer,
                                                  and Assistant Secretary
                                               (Principal Accounting Officer)
                                               (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              /s/ K. M. HUDSON                   President and Director            October 25, 1996
---------------------------------------------    (Principal Executive Officer)
                K. M. Hudson
           /s/ P. J. LETTENBERGER                Director                          October 25, 1996
---------------------------------------------
             P. J. Lettenberger
               /s/ R. A. BEMIS                   Director                          October 25, 1996
---------------------------------------------
                 R. A. Bemis
                                                 Director
---------------------------------------------
                W.H. Brady II
                                                 Director
---------------------------------------------
                 E. B. Lurie
                                                 Director
---------------------------------------------
                F. W. Harris
             /s/ R. C. BUCHANAN                  Director                          October 25, 1996
---------------------------------------------
               R. C. Buchanan
                                                 Director
---------------------------------------------
                R. D. Peirce
              /s/ D. P. DELUCA                   Director                          October 25, 1996
---------------------------------------------
                D. P. DeLuca
                /s/ G. E. NEI                    Director                          October 25, 1996
---------------------------------------------
                  G. E. Nei