Form 10-K405/A
period 1996-07-31
BRADY W H CO
filed 1996-10-29
CIK 746598

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

                      DOCUMENTS INCORPORATED BY REFERENCE
       W.H. Brady Co. 1996 Annual Report, Incorporated into Part II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        W.H. BRADY CO. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                          YEAR ENDED JULY 31,
                                                                       --------------------------
                                                                        1996      1995      1994
                                                                       ------    ------    ------
                                                                         (DOLLARS IN THOUSANDS)
DESCRIPTION
Valuation accounts deducted in balance sheet from assets to which they apply --
Accounts receivable -- allowance for losses:
Balances at beginning of period.....................................   $1,881    $1,565    $1,247
Additions -- Charged to expense.....................................      367       463       725
Additions -- From businesses acquired...............................      130
Deductions -- Bad debts written off, net of recoveries..............     (386)     (147)     (407)
                                                                       ------    ------    ------
Balances at end of period...........................................   $1,992    $1,881    $1,565
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