Form 10-Q
period 1996-10-31
BRADY W H CO
filed 1996-12-12
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended October 31, 1996
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       ---      OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period from ____________to___________
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

         As of December 1, 1996, there were outstanding 20,135,553 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W.H. BRADY CO.

                                     INDEX

                                                                         Page
                                                                         ----
PART I.  Financial Information

 Item 1. Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets                   3
         Unaudited Condensed Consolidated Statements
         of Income and Earnings Retained in the Business                   4

         Unaudited Consolidated Statements of Cash Flows                   5
         Notes to Condensed Consolidated Financial Statements              6

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders               8


Item 6.  Exhibits and Reports on Form 8-K                                  8


         Signatures                                                        8

W.H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS)

                             ASSETS                               October 31, 1996   July 31, 1996
                             ------                               ----------------   -------------
                                                                     (UNAUDITED)
Current assets:
   Cash and cash equivalents                                     $      53,164    $   49,281
   Accounts receivable, less allowance for losses ($2,007
   and $1,992,  respectively                                            56,490        53,679
   Inventories                                                          45,329        40,697
   Prepaid expenses and other current assets                            10,780        12,454
                                                                 -------------    ----------

                      Total current assets                             165,763       156,111

Other assets:
   Intangibles - net                                                    34,021        34,212
   Other                                                                 5,924         5,863
                                                                 -------------    ----------

                                                                        39,945        40,075
Property, plant and equipment:
   Cost:
       Land                                                              5,230         4,735
       Buildings and improvements                                       38,245        34,484
       Machinery and equipment                                          79,230        78,680
       Construction in progress                                          2,781         4,383
                                                                 -------------    ----------

                                                                       125,486       122,282
   Less accumulated depreciation                                        59,372        56,633
                                                                 -------------    ----------

                Net property, plant and equipment                       66,114        65,649
                                                                 -------------    ----------

Total                                                            $     271,822    $  261,835
                                                                 =============    ==========

            LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                              $      16,812    $   13,922
   Wages and amounts withheld from employees                            13,815        14,144
   Taxes, other than income taxes                                        2,311         1,790
   Accrued income taxes                                                  7,551         5,419
   Other current liabilities                                             8,191        10,620
   Current maturities on long-term debt                                    496           528
                                                                 -------------    ----------

                    Total current liabilities                           49,176        46,423

Long-term debt, less current maturities                                  3,522         1,809

Other liabilities                                                       25,640        24,340
                                                                 -------------    ----------

                        Total liabilities                               78,338        72,572

Stockholders' investment:
   Preferred stock                                                       2,855         2,855
   Class A nonvoting common stock - Issued and outstanding                 201           201
   20,133,751 and 20,094,100 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314
   shares                                                                   18            18
   Additional paid-in capital                                            8,809         8,415
   Earnings retained in the business                                   177,168       173,491
   Cumulative translation adjustments                                    4,433         4,283
                                                                 -------------    ----------

                 Total stockholders' investment                        193,484       189,263
                                                                 -------------    ----------
Total                                                            $     271,822    $  261,835
                                                                 =============    ==========

See Notes to Condensed Consolidated Financial Statements

W.H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
EARNINGS RETAINED IN THE BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                (UNAUDITED)
                                                           Three Months Ended
                                                                October 31
                                                           1996         1995
                                                        ----------    ---------
Net sales                                                $  97,221    $  79,223

Operating expenses:
   Cost of products sold                                    44,805       36,088
   Research and development                                  3,537        2,673
   Selling, general and administrative                      38,284       32,620
                                                         ---------    ---------
Total operating expenses                                    86,626       71,381

Operating income                                            10,595        7,842
   Investment and other income - net                           271        2,568
   Interest expense                                            (99)         (51)
                                                         ---------    ---------

Income before income taxes                                  10,767       10,359

Income taxes                                                 4,237        4,024
                                                         ---------    ---------

Net income                                                   6,530        6,335

Earnings retained in business at beginning of period       173,491      154,286

Less dividends:
   Preferred stock                                             (65)         (65)
   Common stock                                             (2,788)      (2,006)
                                                         ---------    ---------
Earnings retained in the business at
 end of period                                           $ 177,168    $ 158,550
                                                         =========    =========


Net income per common share:

  Net Income - Class A Nonvoting                         $    0.30    $    0.29
                                                         =========    =========

  Net Income - Class B Voting                            $    0.27    $    0.26
                                                         =========    =========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                                        (UNAUDITED)
                                                                                                    Three Months Ended
                                                                                                        October 31
                                                                                                -----------------------------
                                                                                                    1996            1995
                                                                                                -----------      ------------
Operating Activities:
Net Income                                                                                      $     6,530      $       6,335
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
  Depreciation & Amortization                                                                         3,505              2,156
 (Gain) on Sale of Property, Plant & Equipment                                                           (3)            (1,763)
  Provision for Losses on Accounts Receivable                                                           121                177

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                                         (2,632)            (1,587)
  (Increase) Decrease in Inventory                                                                   (4,435)            (2,579)
  (Increase) Decrease in Prepaid Expense                                                              1,564               (172)
  Increase (Decrease) in Accounts Payable and  Other Liabilities                                        917              4,303
  Increase (Decrease) in Income Taxes                                                                 2,017              2,613
                                                                                                ------------     --------------
Net Cash Provided by Operating Activities                                                             7,584              9,483

Investing Activities:
  Purchases of Property, Plant and Equipment                                                         (1,909)            (1,410)
  Proceeds from Sale of Property, Plant and Equipment - Net                                              90                 83
  Other Investments                                                                                     297                  0
Net Cash (Used in) Provided by Investing Activities                                             ------------     --------------
                                                                                                     (1,522)            (1,327)

Financing Activities:
  Payment of Dividends                                                                               (2,853)            (2,071)
  Proceeds from Issuance of Common Stock                                                                383                 10
  Principal Payments on Long-Term Debt                                                                 (670)              (141)
  Proceeds from Issuance of Long-Term Debt                                                              920                  0
                                                                                                ------------     --------------
Net Cash (Used in) Financing Activities                                                              (2,220)            (2,202)
Effect of Exchange Rate Changes on Cash                                                                  41               (133)
                                                                                                ------------     --------------

Net Increase in Cash and Cash Equivalents                                                             3,883              5,821
Cash and Cash Equivalents at Beginning of Year                                                       49,281             89,067
                                                                                                ------------     --------------

Cash and Cash Equivalents at End of Period                                                      $    53,164      $      94,888
                                                                                                ============     ==============
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                                      $        89      $         377
  Income Taxes                                                                                        2,709              1,188
Receivable Relating to Sale of German Building                                                            0              3,152

See Notes to Condensed Consolidated Financial Statements.

                       W.H. BRADY CO. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Three months ended October 31, 1996

NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 3l, 1996 and July 3l, 1996, and its results of operations and its cash flows for the three months ended October 31, 1996 and l995. The consolidated balance sheet at July 31, l996, has been taken from the audited financial statements of that date and condensed.

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

     It is not practical to segregate the amounts of raw material, work in process or finished goods at interim balance sheet dates.

NOTE B -  Capital Stock and Share Data

         On November 17, 1995, at a Special Meeting of Shareholders, the Company's shareholders approved a proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 10,000,000 shares to 100,000,000 shares. Also on November 17, 1995, the shareholders approved, and the Board of Directors declared, a common stock dividend of two shares of Class A Common Stock on each outstanding share of Class A Common Stock and Class B Common Stock. The common stock dividend was paid on December 15, 1995, to shareholders of record at the close of business on December 1, 1995. Accordingly, amounts per share and number of shares included in the condensed consolidated financial statements have been adjusted retroactively for the first quarter of fiscal 1996 to reflect the common stock dividend.

NOTE C - Net Earnings Per Common Share

         Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding of 21,878,864 for the three months ended October 31, 1996 and 21,830,474 (adjusted for the stock dividend discussed in Note B) for the same period in 1995. The preferential dividend on the Class A common stock of $0.0333 per share declared on September 17, 1996 has been added to the net earnings per Class A common share for the three months ended October 31, 1996. The net earnings per Class A common share for the three months ended October 31, 1995 includes $0.0333 per share (adjusted for the stock dividend discussed in Note B) relating to preferential dividends declared in that period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
Results of Operations

     For the three months ended October 31, 1996, revenues of $97,221,000 were 22.7% higher than the same quarter of the previous year. Sales of the
Company's international operations increased 15.0%.   This increase was a
result of the acquisition of Techpress II Limited (8.7%) and real growth through continued market penetration in Europe and the Far East (8.1%) offsetting the negative effect of fluctuations in the exchange rates used to translate results into U.S. currency (1.8%). Sales of the Company's U.S. operations increased 28.5%, with 22.2% of the increase as a result of the acquisitions of Varitronic Systems Inc. and The Hirol Company.

     The cost of products sold increased from 45.6% to 46.1% of sales. This increase reflects continued changes in product mix toward systems which have a higher level of costs and increased amortization expense and higher cost levels in the Company's recently acquired operations. Selling, general and administrative expenses as a percentage of sales decreased from 41.2% to 39.4%. This decrease is a result of spreading fixed costs over a larger sales base and less spending on investments in sales and marketing activities than in last year's first quarter. Research and development expenses increased 32.3% compared to the prior year because of the acquisitions.

     Operating income was $10,595,000 in the current year, compared to $7,842,000 in the prior year because of the factors cited above.

     Investment and other income last year included $1,750,000 ($950,000 after tax, or $0.04 per share) representing the gain on sale of a building in
Germany.   In addition, the fiscal 1997 first quarter investment income was
$442,000 lower than last year, primarily because of lower cash balances as a result of acquisitions in the last year.

     Income before income taxes increased 3.9% over the same period last year. Excluding the $950,000 after tax gain from the sale of a building in Germany in last year's first quarter, income before income taxes increased 14.4% from the same period last year.

     Net income increased 3.1% to $6,530,000, compared to $6,335,000 for the same quarter of the previous year. Excluding the after tax gain of $950,000 from the sale of a building in Germany in the first quarter of fiscal 1996, net income in the fiscal 1997 first quarter increased 21.3%.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of October 31, 1996, was 3.4 to 1. Cash and cash equivalents were $53,164,000 at October 31, 1996, compared to $49,281,000 at July 31, 1996. Working capital increased $6,899,000 during the quarter and equaled $116,587,000 as of October 31, 1996.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $7,584,000 for the three months ended October 31, 1996, compared to $9,483,000 in the first quarter last year. The decrease in operating cash flow resulted primarily from the gain on the sale of a German building in the first quarter last year. Capital expenditures were $1,909,000 in the three months ended October 31, 1996, compared to
$1,410,000 in last year's first quarter.   Financing activities were
essentially flat with last year, with $920,000 in borrowing by the Company's new Korean joint venture offsetting a $782,000 increase in dividends.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.8% at October 31, 1996, compared to 0.9% at July 31, 1996, as a result of borrowing by the Company's new Korean joint venture.

     The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                                    PART II

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On November 15, 1996, at the Company's Annual Meeting, the Class B Common Stock shareholders unanimously reelected the following directors: Richard A. Bemis, Robert C. Buchanan, Frank W. Harris, Katherine M. Hudson, Peter J. Lettenberger and Gary R. Nei. Only the holders of the Company's Class B Common Stock were eligible to vote in the election for Directors.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               None

         (b)  Reports on Form 8-K

              The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 1996.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                       W.H. BRADY CO.



Date:   December 10, 1996               /s/ K. M. Hudson
        --------------------            ----------------------------------------
                                        K. M. Hudson
                                        President


Date:   December 10, 1996               /s/ F. M. Jaehnert
        --------------------            ----------------------------------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)