Form 10-Q
period 1997-01-31
BRADY W H CO
filed 1997-02-28
CIK 746598

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended January 31, 1997
                                               ----------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from          to
                                                 ---------  ---------
                         Commission File Number 0-12730

                                W. H. BRADY CO.

             (Exact name of registrant as specified in its charter)


              WISCONSIN                        39-0178960
              -------------------------------  -------------------
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

Yes  X No
    --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of February 21, 1997,there were outstanding 20,138,053 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX



                                                                      Page
                                                                      ----
PART I.         Financial Information

Item 1.         Financial Statements


                Unaudited Condensed Consolidated Balance Sheets       3

                Unaudited Condensed Consolidated Statements
                of Income and Earnings Retained in the Business       4

                Unaudited Consolidated Statements of Cash Flows       5

                Notes to Condensed Consolidated Financial Statements  6-7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8-9

PART II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K                      10

                Signatures                                            10




W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

                         ASSETS                                January 31, 1997       July 31, 1996
                         ------                                ----------------       -------------
                                                                 (UNAUDITED)
Current assets:
 Cash and cash equivalents                                      $        56,352        $     49,281
 Accounts receivable, less allowance for losses ($1,994
  and $1,992, respectively)                                              58,536              53,679
 Inventories                                                             43,825              40,697
 Prepaid expenses and other current assets                               12,248              12,454
                                                                ---------------        ------------
                  Total current assets                                  170,961             156,111
Other assets:
 Intangibles - net                                                       33,705              34,212
 Other                                                                    6,190               5,863
                                                                ---------------        ------------
                                                                         39,895              40,075
Property, plant and equipment:
 Cost:
  Land                                                                    5,195               4,735
  Buildings and improvements                                             38,241              34,484
  Machinery and equipment                                                79,221              78,680
  Construction in progress                                                3,431               4,383
                                                                ---------------        ------------
                                                                        126,088             122,282
 Less accumulated depreciation                                           61,129              56,633
                                                                ---------------        ------------
           Net property, plant and equipment                             64,959              65,649
                                                                ---------------        ------------
Total                                                           $       275,815        $    261,835
        LIABILITIES AND STOCKHOLDERS' INVESTMENT                ===============        ============
        ----------------------------------------
Current liabilities:
 Accounts payable                                               $        17,021        $     13,922
 Wages and amounts withheld from employees                               15,517              14,144
 Taxes, other than income taxes                                           1,983               1,790
 Accrued income taxes                                                     6,205               5,419
 Other current liabilities                                                8,379              10,620
 Current maturities on long-term debt                                       345                 528
                                                                ---------------        ------------
               Total current liabilities                                 49,450              46,423

Long-term debt, less current maturities                                   3,381               1,809
Other liabilities                                                        26,427              24,340
                                                                ---------------        ------------
                   Total liabilities                                     79,258              72,572

Stockholders' investment:
 Preferred stock                                                          2,855               2,855
 Class A nonvoting common stock - Issued and outstanding
  20,138,053 and 20,094,100 shares, respectively                            201                 201
 Class B voting common stock - issued and outstanding
  1,769,314 shares                                                           18                  18
 Additional paid-in capital                                               8,874               8,415
 Earnings retained in the business                                      181,097             173,491
 Cumulative translation adjustments                                       3,512               4,283
                                                                ---------------        ------------
             Total stockholders' investment                             196,557             189,263
                                                                ---------------        ------------
Total                                                           $       275,815        $    261,835
                                                                ===============        ============

See Notes to Condensed Consolidated Financial Statements




W.H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED
  IN THE BUSINESS
(Dollars in Thousands, except Per Share Amounts)

                                                                           (UNAUDITED)
                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            January 31                    January 31
                                                         1997         1996            1997         1996
                                                      ----------    ---------       ---------   ----------
Net sales                                             $ 109,898     $  87,820      $  207,119   $  167,043

Operating expenses:
 Cost of products sold                                   50,614        41,204          95,419       77,292
 Research and development                                 4,013         2,832           7,550        5,505
 Selling, general and administrative                     44,072        35,322          82,356       67,942
                                                      ----------    ---------       ---------   ----------
Total operating expenses                                 98,699        79,358         185,325      150,739

Operating income:                                        11,199         8,462          21,794       16,304

 Investment and other income-net                            174         1,104             445        3,672
 Interest expense                                           (44)          (66)           (143)        (117)
                                                      ----------    ---------       ---------   ----------
Income before taxes                                      11,329         9,500          22,096       19,859

Income taxes                                              4,487         3,625           8,724        7,649

Net income                                            $   6,842     $   5,875      $   13,372    $  12,210

Earnings retained in business at beginning of period  $ 177,168     $ 158,550      $  173,491   $  154,286

Less dividends:
 Preferred stock                                            (65)          (65)           (130)        (130)
 Common stock                                            (2,848)       (2,185)         (5,636)      (4,191)
                                                      ---------     ---------        --------    ---------
Earnings retained in business at end of period        $ 181,097     $ 162,176       $ 181,097   $  162,716
                                                      =========     =========        ========    =========
Net Income Per Common Share:

 Net Income - Class A Nonvoting                       $    0.31     $    0.26       $    0.61   $     0.55
                                                      =========     =========        ========    =========

 Net Income - Class B Voting                          $    0.31     $    0.26       $    0.58   $     0.52
                                                      =========     =========        ========    =========

See Notes to Condensed Consolidated Financial Statements

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                (UNAUDITED)
                                                                              Six Months Ended
                                                                                 January 31
                                                                             1997           1996
                                                                           ---------      ---------
Operating Activities:
Net Income                                                                 $  13,372      $ 12,210
Adjustments to Reconcile Net Income to Net Cash Provided
 by (Used in) Operating Activities:
 Depreciation  & Amortization                                                  7,185         4,345
Loss (Gain) on Sale of Property, Plant &  Equipment                               29        (1,853)
Provision for Losses on Accounts Receivable                                      389           445

Changes in Operating Assets & Liabilities
 (Excluding purchases of businesses in 1996):
 (Increase) Decrease in Accounts Receivable                                   (5,798)       (6,720)
 (Increase) Decrease in Inventory                                             (3,580)       (3,536)
 (Increase) Decrease in Prepaid Expense                                          (90)         (869)
 Increase (Decrease) in Accounts Payable and Other Liabilities                 3,129         4,119
 Increase (Decrease) in Income Taxes                                             621           682
                                                                           ---------      --------
Net Cash Provided by Operating Activities                                     15,257         8,823

Investing Activities:
 Purchases of Property, Plant and Equipment                                   (4,669)       (5,315)
 Proceeds from Sale of Property, Plant and Equipment-Net                         575           199
 Purchases of Businesses                                                           0       (15,077)
 Other Investments                                                               280             0
                                                                           ---------      --------
Net Cash (Used in) Investing Activities                                       (3,814)      (20,193)

Financing Activities:
 Payment of Dividends                                                         (5,766)       (4,321)
 Proceeds from Issuance of Common Stock                                          459           211
 Principal Payments on Long-Term Debt                                           (276)          (74)
 Proceeds from Issuance of Long-Term Debt                                        991             0
                                                                           ---------      --------
Net Cash (Used in) Financing Activities                                       (4,592)       (4,184)
Effect of Exchange Rate Changes On Cash                                          220          (623)
                                                                           ---------      --------
Net Increase (Decrease) in Cash and Cash Equivalents                           7,071       (16,177)
Cash and Cash Equivalents at Beginning of Year                                49,281        89,067
                                                                           ---------      --------
Cash and Cash Equivalents at End of Period                                 $  56,352      $ 72,890
Supplemental Disclosures of Cash Flow Information:                          ========       =======

Cash Paid During the Year For:
 Interest                                                                  $     148      $     83

 Income Taxes                                                                  8,503         6,359
Receivable Relating to Sale of German Building                                     0         3,152



See Notes to Condensed Consolidated Financial Statements.



                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended January 31, 1997

NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals except for a restructuring charge in fiscal 1997, necessary to present fairly the financial position of the Company as of January 3l, 1997 and July 3l, 1996, and its results of operations and its cash flows for the three months and six months ended January 31, 1997 and 1996. The consolidated balance sheet at July 31, 1996 has been taken from the audited financial statements of that date and condensed.

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

NOTE C - Net Earnings Per Common Share

     Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A common stock dividends) by the weighted average number of Class A and Class B common shares outstanding (adjusted for the stock dividend discussed in Note B) of 21,892,256 for the three months and six months ended January 31, 1997, and 21,837,040 for the same period in 1996. The preferential dividend on the Class A common stock of $0.0333 per share (adjusted for the stock dividend discussed in Note B) declared on September 17, 1996 has been added to the net earnings per Class A common share for the six months ended January 31, 1997. The net earnings per Class A common share for the six months ended January 31, 1996 includes $0.0333 per share (adjusted for the stock dividend discussed in Note
B) relating to preferential dividends declared in that period.

                        W.H. BRADY CO. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Six Months Ended January 31, 1997

NOTE  D - Intangible Assets

     The excess of cost over fair value of the net assets of businesses acquired is amortized using the straight-line method over various periods ranging from 20 to 40 years. The weighted average amortization period is 35 years.

     The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

     For the three months ended January 31, 1997, revenues of $109,898,000 were 25.1% higher than the same quarter of the previous year. For the six months ended January 31, 1997, revenues of $207,119,000 were 24.0% higher than the same period last year. Sales of the Company's international operations increased 15.7% for the quarter and 15.4% for the six months ended January 31, 1997. This increase was a result of real growth through continued market penetration in Europe and the Far East (12.7% for the quarter and 10.0% for the six months) and the acquisition of Techpress II Limited and the startup of the Company's Korean joint venture (3.6% for the quarter and 6.5% for the six months) offsetting the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency (0.6% for the quarter and 1.1% for the six months). Sales of the Company's U.S. operations increased 33.5% for the quarter and 31.0% for the six months ended January 31, 1997.
This increase was a result of the acquisitions of Varitronic Systems Inc. and The Hirol Company (18.3% for the quarter and 20.2% for the six months) and growth in the sales of the Company's core products (15.2% for the quarter and 10.8% for the six months).

     The cost of products sold as a percentage of sales was 46.1% for both the quarter and the six months ended January 31, 1997 compared to 46.9% and 46.3% for the same periods last year. Reduced costs in the periods due to changes in the product mix were offset by increased amortization expenses and a second quarter charge of $1,200,000 ($715,000 after tax) for restructuring the Company's European operations and consolidating the Hirol Division's production operations into the Company's existing operations in the United States and in the United Kingdom. Selling, general and administrative expenses as a percentage of sales were 40.1% for the quarter compared to 40.2% for the same quarter of the previous year. For the six months ended January 31, 1997, this percentage was 39.8% compared to 40.7% for the same period last year. The decrease resulted from spreading fixed costs over a larger sales base and less spending on investments in sales and marketing activities compared to last year offsetting a second quarter charge of about $300,000 ($180,000 after tax) for the restructuring mentioned above. Research and development expenses increased 41.7% for the quarter and 37.1% for the six months ended January 31, 1997, over the same periods last year because of higher costs for these items in operations acquired by the Company during the past year.

     Operating income was $11,199,000 for the quarter and $21,794,000 for the six months ended January 31, 1997 compared to $8,462,000 and $16,304,000 for the same periods last year because of the factors cited above.

     Investment and other income decreased $930,000 for the three months and $3,227,000 for the six months ended January 31, 1997. These decreases are the result of lower investment income because of lower cash balances as a result of the acquisitions in the last year and foreign exchange losses. In addition, investment and other income for the six months ended January 31, 1996, included $1,750,000 ($950,000 after tax) from the gain on the sale of a building in Germany during that period.

        Income before income taxes increased 19.3% for the quarter and increased 11.3% for the six months ended January 31, 1997, compared to prior year results. Excluding the restructuring charge and the gain on the sale of the German building, income before income taxes increased 35.0% for the quarter and 30.3% for the six months ended January 31. 1997, compared to prior year results.

        Net income for the three months ended January 31, 1997, increased 16.5% to $6,842,000 compared to $5,875,000 for the same quarter of the previous year. For the six months ended January 31, 1997, net income increased 9.5% to $13,372,000 from $12,210,000 for the same period last year. Excluding the $895,000 restructuring charge and the $950,000 gain on the sale of the building in Germany, net income increased 31.7% for the quarter and 26.7% for the six months ended January 31, 1997.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of January 31, 1997, was 3.5 to 1. Cash and cash equivalents were $56,352,000 at January 31, 1997, compared to $49,281,000 at July 31, 1996. Working capital increased $11,823,000 during the six months and equaled $121,511,000 as of January 31, 1997. The Company believes this amount is adequate to meet its current and anticipated operating needs.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $15,256,000 for the six months ended January 31, 1997, compared to $8,823,000 for the same period last year. Capital expenditures were $4,669,000 in the six months ended January 31, 1997, compared to $5,315,000 in the first six months last year. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $4,592,000 of cash in the first six months of fiscal 1997, compared to $4,184,000 for the same period last year. Increased dividend payments were partially offset by borrowing by the Company's new Korean joint venture.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.7% at January 31, 1997, compared to 0.9% at July 31, 1996, as a result of borrowing by the Company's new Korean joint venture.

     The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

         None

     (b) Reports on Form 8-K.

         The Company was not required to file and did not file a report on form 8-K during the quarter ended January 31, 1997.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES


                                    W.H. BRADY CO.



Date:  Feburary 28, 1997            /s/ K. M. Hudson
                                    ----------------
                                    K. M. Hudson
                                    President



Date:   February 28, 1997           /s/ F. M. Jaehnert
                                    -------------------
                                    F. M. Jaehnert
                                    Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)