Form 10-Q
period 1997-04-30
BRADY W H CO
filed 1997-06-11
CIK 746598

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549



              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended  April 30, 1997
                                                 --------------

                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from         to
                                                 -------    -------
                         Commission File Number 0-12730


                                W. H. BRADY CO.
                                ---------------

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



        As of June 3, 1997, there were outstanding 20,161,253 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX



                                                                          Page
                                                                          ----
PART I.         Financial Information

 Item 1.        Financial Statements

                Unaudited Condensed Consolidated Balance Sheets             3

                Unaudited Condensed Consolidated Statements of
                 Income and Earnings Retained in the Business               4

                Unaudited Consolidated Statements of Cash Flows             5

                Notes to Condensed Consolidated Financial Statements        6

 Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        7


PART II.        Other Information

 Item 4.        Results of Votes of Security Holders                        9

 Item 5.        Other Information                                           9

 Item 6.        Exhibits and Reports on Form 8-K                            10

                Signatures                                                  10

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

                                    ASSETS                                                   April 30, 1997    July 31, 1996
                                    ------                                                   --------------    -------------
                                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                                 $   52,049         $  49,281
  Accounts receivable, less allowance for losses ($1,998 and $1,992, respectively)              64,989            53,679
  Inventories                                                                                   47,492            40,697
  Prepaid expenses and other current assets                                                     11,672            12,454
                                                                                            ----------         ---------
                             Total current assets                                              176,202           156,111

Other assets:
  Intangibles - net                                                                             39,306            34,212
  Other                                                                                          6,230             5,863
                                                                                            ----------         ---------
                                                                                                45,536            40,075
Property, plant and equipment:
  Cost:
    Land                                                                                         5,174             4,735
    Buildings and improvements                                                                  38,286            34,484
    Machinery and equipment                                                                     80,018            78,680
    Construction in progress                                                                     2,253             4,383
                                                                                            ----------         ---------
                                                                                               125,731           122,282
  Less accumulated depreciation                                                                 61,869            56,633
                                                                                            ----------         ---------
                              Net property, plant and equipment                                 63,862            65,649
                                                                                            ----------         ---------
Total                                                                                       $  285,600         $ 261,835
                                                                                            ==========         =========
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------
Current liabilities:
  Accounts payable                                                                          $   17,569         $  13,922
  Wages and amounts withheld from employees                                                     17,220            14,144
  Taxes, other than income taxes                                                                 2,485             1,790
  Accrued income taxes                                                                           5,830             5,419
  Other current liabilities                                                                      9,230            10,620
  Current maturities on long-term debt                                                             289               528
                                                                                            ----------         ---------
                                     Total current liabilities                                  52,623            46,423

Long-term debt, less current maturities                                                          3,559             1,809

Other liabilities                                                                               27,098            24,340
                                                                                            ----------         ---------
                                         Total liabilities                                      83,280            72,572

Stockholders' investment:
  Preferred stock                                                                                2,855             2,855
  Class A nonvoting common stock - Issued and outstanding 20,150,653                               201               201
   and 20,094,100 shares, respectively
  Class B voting common stock - issued and outstanding 1,769,314 shares                             18                18
  Additional paid-in capital                                                                     9,010             8,415
  Earnings retained in the business                                                            187,621           173,491
  Cumulative translation adjustments                                                             2,615             4,283
                                                                                            ----------         ---------
                                   Total stockholders' investment                              202,320           189,263
                                                                                            ----------         ---------
Total                                                                                       $  285,600         $ 261,835
                                                                                            ==========         =========

See Notes to Condensed Consolidated Financial Statements

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                             (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                               April 30                   April 30
                                                          1997        1996           1997         1996
                                                         ------      ------         ------       ------
Net sales                                            $   108,254   $  94,652     $   315,373   $  261,695

Operating expenses:
 Cost of products sold                                    47,846      44,710         143,265      122,002
 Research and development                                  4,284       2,494          11,834        7,999
 Selling, general and administrative                      41,723      34,868         124,079      102,810
                                                      ----------    --------      ----------    ---------
Total operating expenses                                  93,853      82,072         279,178      232,811

Operating income:                                         14,401      12,580          36,195       28,884
 Investment and other income - net                           463         337             908        4,009
 Interest expense                                            (66)        (64)           (209)        (181)
                                                      ----------    --------      ----------    ---------
Income before income taxes                                14,798      12,853          36,894       32,712

Income taxes                                               5,360       4,967          14,084       12,616
                                                      ----------    --------      ----------    ---------
Net income                                           $     9,438   $   7,886     $    22,810   $   20,096


Earnings retained in business at beginning of period     181,097   $ 162,176         173,491      154,286

Less dividends:
 Preferred stock                                             (65)        (65)           (194)        (194)
 Common stock                                             (2,849)     (2,186)         (8,486)      (6,377)
                                                      ----------    --------      ----------    ---------

Earnings retained in business at end of period       $   187,621   $ 167,811     $   187,621   $  167,811
                                                      ==========    ========      ==========    =========




Net Income Per Common Share:

 Net Income - Class A Nonvoting                      $      0.43   $    0.36     $      1.04   $     0.91
                                                      ==========    ========      ==========    =========

 Net Income - Class B Voting                         $      0.43   $    0.36     $      1.01   $     0.88
                                                      ==========    ========      ==========    =========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                                           (UNAUDITED)
                                                                                                        Nine  Months Ended
                                                                                                             April 30
                                                                                                      1997             1996
                                                                                                    -------          -------
Operating Activities:
Net Income                                                                                       $  22,810          $  20,096
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
 Depreciation & Amortization                                                                        10,539              6,973
 (Gain) on Sale of Property, Plant & Equipment                                                        (133)            (1,899)
 Provision for Losses on Accounts Receivable                                                           585                612

Changes in Operating Assets & Liabilities (Excluding purchases of businesses in 1996):
 (Increase) Decrease in Accounts Receivable                                                        (11,640)            (4,362)
 (Increase) Decrease in Inventory                                                                   (7,094)            (5,755)
 (Increase) Decrease in Prepaid Expense                                                                235              1,596
 Increase (Decrease) in Accounts Payable and  Other Liabilities                                      6,879               (317)
 Increase (Decrease) in Income Taxes                                                                   228              1,859
                                                                                                 ---------          ---------
Net Cash Provided by Operating Activities                                                           22,409             18,803

Investing Activities:
 Purchases of Property, Plant and Equipment                                                         (6,694)            (7,494)
 Proceeds from Sale of Property, Plant and Equipment - Net                                             983              3,458
 Purchases of Businesses                                                                            (7,884)           (53,963)
 Other Investments                                                                                     297                  0
                                                                                                 ---------          ---------
Net Cash (Used in) Investing Activities                                                            (13,298)           (57,999)

Financing Activities:
 Payment of Dividends                                                                               (8,680)            (6,571)
 Proceeds from Issuance of Common Stock                                                                595                322
 Principal Payments on Long-Term Debt                                                                 (458)              (537)
 Proceeds from Issuance of Long-Term Debt                                                            1,387                  0
                                                                                                 ---------          ---------
Net Cash (Used in) Financing Activities                                                             (7,156)            (6,786)
Effect of Exchange Rate Changes on Cash                                                                813               (298)
                                                                                                 ---------          ---------
Net Increase (Decrease) in Cash and Cash Equivalents                                                 2,768            (46,280)
Cash and Cash Equivalents at Beginning of Year                                                      49,281             89,067
                                                                                                 ---------          ---------
Cash and Cash Equivalents at End of Period                                                       $  52,049          $  42,787
                                                                                                 =========          =========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
 Interest                                                                                        $     172          $     147
 Income Taxes                                                                                       15,146             10,500


See Notes to Condensed Consolidated Financial Statement

                        W.H. BRADY CO. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 1997




NOTE A - Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals except for a restructuring charge in fiscal 1997, necessary to present fairly the financial position of the Company as of April 30, 1997, and July 3l, 1996, and its results of operations and its cash flows for the three months and nine months ended April 30, 1997, and l996. The consolidated balance sheet at July 31, l996, has been taken from the audited financial statements of that date and condensed.

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

NOTE B - Net Earnings Per Common Share

        Net earnings per common share were computed by dividing net earnings (after deducting the applicable preferred stock and preferential Class A
Common Stock dividends) by the weighted average number of shares of Class A and Class B Common Stock outstanding of 21,900,017 for the three months and nine months ended April 30, 1997, and 21,842,145 for the same period in 1996.
 The preferential dividend on the Class A Common Stock of $0.0333 per share declared on September 17, 1996, has been added to the net earnings per Class A Common Stock for the nine months ended April 30, 1997. The net earnings per share of Class A Common Share for the nine months ended April 30, 1996, includes $0.0333 per share relating to preferential dividends declared in that period.

NOTE  C - Intangible Assets

        The excess of cost over fair value of the net assets of business acquired is amortized using the straight-line method over various periods ranging from 20 to 40 years. The weighted average amortization period is 35 years.

        The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

NOTE D - Acquisition

        On April 30, 1997, the Company acquired the common stock of Signals S.A., a direct marketer located in La Rochelle, France, for cash of approximately $9,600,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



Results of Operations

        For the three months ended April 30, 1997, revenues of $108,254,000 were 14.4% higher than the same quarter of the previous year. For the nine months ended April 30, 1997, revenues of $315,373,000 were 20.5% higher than
the same period last year.   Sales of the Company's international operations
increased 11.6% for the quarter and 14.0% for the nine months ended April 30,
1997.   This increase was a result of real growth through continued market penetration in Europe and the Far East (14.2% for the quarter and 11.0% for the nine months) and the acquisition of Techpress II Limited and the startup of the Company's Korean joint venture (1.6% for the quarter and 5.2% for the nine months), offsetting the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency (4.2% for the quarter and 2.2% for the nine months). Sales of the Company's U.S. operations increased 16.5% for the quarter and 25.7% for the nine months ended April 30, 1997. This increase was a result of the acquisition of Varitronic Systems, Inc. and The Hirol Company (9.7% for the quarter and 16.5% for the nine months) and growth in the sales of the Company's core products (6.8% for the quarter and 9.2% for the nine months).

        The cost of products sold as a percentage of sales was 44.2% for the quarter and 45.4% for the nine months ended April 30, 1997, compared to 47.2% and 46.6% for the same periods last year. Reduced costs due to changes in product mix and manufacturing efficiencies from the Company's continuous improvement efforts were partially offset by increased amortization expenses. Cost of products sold for the nine months ended April 30, 1997, includes a charge in the second quarter of $1,200,000 ($715,000 after tax) for restructuring the Company's European operations and consolidating the Hirol Division's production operations into the Company's existing operations in the United States and in the United Kingdom. Selling, general and administrative expenses as a percentage of sales were 38.5% for the quarter compared to 36.8% for the same quarter of the previous year. For the nine months ended April 30, 1997, this percentage was 39.3% for both this year and last year. Selling, general and administrative expenses for the nine months ended April 30, 1997, includes a charge of $300,000 ($180,000 after tax) in the second quarter for the restructuring mentioned above. Research and development expenses increased 71.8% for the quarter and 47.9% for the nine months ended April 30, 1997, over the same periods last year because of higher expenditures for these items in operations acquired by the Company during the past year.

        Operating income was $14,401,000 for the quarter and $36,195,000 for the nine months ended April 30, 1997, compared to $12,580,000 and $28,884,000 for the same periods last year, representing increases of 14.5% and 25.3%, respectively, because of the factors cited above.

        Investment and other income for the nine months ended April 30, 1997, decreased $3,101,000 from the same period last year. This decrease is the result of lower investment income because of lower cash balances as a result of the acquisitions in the last year and foreign exchange losses. In addition, investment and other income for the nine months ended April 30, 1996, included $1,750,000 ($950,000 after tax) from the gain on the sale of a building in Germany during that period.

        Income before income taxes increased 15.1% for the quarter and 12.8% for the nine months ended April 30, 1997, compared to prior year results. Excluding the restructuring charge and the gain on the sale of the German building, income before income taxes increased 24.0% for the nine months ended April 30, 1997, compared to the prior year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



        Net income for the three months ended April 30, 1997, increased 19.7% to $9,438,000 compared to $7,886,000 for the same quarter of the previous year. For the nine months ended April 30, 1997, net income increased 13.5% to
$22,810,000 from $20,096,000 for the same period last year.   Excluding the
$895,000 restructuring charge in 1997 and the $950,000 gain on the sale of the building in Germany in 1996, net income increased 23.8% for the nine months ended April 30, 1997.

Financial Condition

        The Company's liquidity remains strong. The current ratio as of April 30, 1997, was 3.3 to 1. Cash and cash equivalents were $52,049,000 at April 30, 1997, compared to $49,281,000 at July 31, 1996. Working capital increased $13,891,000 during the nine months and equaled $123,579,000 as of April 30, 1997.

        The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $22,409,000 for the nine months ended April 30, 1997, compared to $18,803,000 for the same period last year. Capital expenditures were $6,694,000 in the nine months ended April 30, 1997, compared to $7,494,000 in the first nine months last year. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $7,156,000 of cash in the first nine months of fiscal 1997, compared to $6,786,000 for the same period last year. Increased dividend payments were partially offset by borrowing by the Company's new Korean joint venture.

        Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.7% at April 30, 1997, compared to 0.9% at July 31, 1996, as a result of borrowing by the Company's new Korean joint venture.

        The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                          PART II.   OTHER INFORMATION



ITEM 4.    Results of Votes of Security Holders

        By unanimous written consent of the holders of the Company's Class B Voting Common Stock on May 12, 1997, the shareholders voted to adopt the W. H. Brady Co. 1997 Omnibus Incentive Stock Plan and the W. H. Brady Co. 1997 Nonqualified Stock Option Plan for Non-Employee Directors. The vote in connection with the adoption of each of these plans was 1,769,314 in favor and 0 against. No proxies were solicited or received in connection with this meeting. Copies of these plans are attached as Exhibits 10.12 and 10.13, respectively. See also, Item 5.


ITEM 5.    Other Information

        On May 12, 1997, the Company's Board of Directors and the holders of the Company's Class B Voting Common Stock approved the W. H. Brady Co. 1997 Omnibus Incentive Stock Plan, the W. H. Brady Co. 1997 Nonqualified Stock Option Plan for Non-Employee Directors, and Change of Control Agreements for a number of the Company's employees. The executive officers of the Company specified under Item 402 (a) (3) of Item S-K who are parties to Change of Control Agreements are Katherine M. Hudson, David W. Schroeder, Richard L. Fisk, David R. Hawke, and Mary T. Arnold. The Change of Control Agreements for these executive officers are attached as Exhibits 10.14, 10.15, 10.16, 10.17, and 10.18, respectively. In addition, the Company's Board of Directors approved a Supplemental Executive Retirement Plan for Richard L. Fisk, effective May 14, 1997, a copy of which is attached as Exhibit 10.19.

        Under the W. H. Brady Co. 1997 Omnibus Incentive Stock Plan, the Company may grant Nonqualified Stock Options to purchase its Class A Nonvoting Common Stock and/or shares of Restricted Class A Nonvoting Common Stock to its employees in order to provide an incentive for employees of the Company and its affiliates to improve corporate performance on a long-term basis, and to attract and retain employees by enabling employees to participate in the future successes of the Company, and by associating the long-term interests of employees with those of the Company and its shareholders. On May 13, 1997, the Company made option grants under the W. H. Brady Co. 1997 Omnibus Incentive Stock Plan in the amount of 200,000 shares to Katherine M. Hudson, and 100,000 shares each to Richard L. Fisk, David R. Hawke, and David W. Schroeder. In addition, under the W. H. Brady Co. 1997 Nonqualified Stock Option Plan for Non-Employee Directors, the Company, on May 13, 1997, granted an option to purchase 2,500 shares of its Class A Nonvoting Common Stock to each of its six non-employee directors.

        The Company's objective in granting the foregoing options under the W.
H. Brady Co. 1997 Omnibus Incentive Stock Plan, entering into the described Change of Control Agreements and providing the Supplemental Executive Retirement Plan for Mr. Fisk was to insure the continuity of the Company's principal executive officer management team. The Company's objective in granting the options to directors under the W. H. Brady Co. 1997 Nonqualified Stock Option Plan for Non-Employee Directors was to attract and retain the services of experienced and knowledgeable independent directors for the benefit of the Company and its shareholders and to provide additional incentive for such directors to continue to work for the best interest of the Company and its shareholders.

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits


                  10.12       W. H. Brady Co. 1997 Omnibus Incentive Stock Plan
                  10.13       W. H. Brady Co. 1997 Nonqualified Stock Option
                               Plan for Non-Employee Directors
                  10.14       Change of Control for Katherine M. Hudson
                  10.15       Change of Control for David W. Schroeder
                  10.16       Change of Control for Richard L. Fisk
                  10.17       Change of Control for David R. Hawke
                  10.18       Change of Control for Mary T. Arnold
                  10.19       Supplemental Executive Retirement Plan for
                               Richard L. Fisk



           (b)    Reports on Form 8-K.



                  The Company was not required to file and did not file a report on form 8-K during the quarter ended April 30, 1997.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SIGNATURES



                                               W. H. BRADY CO.

Date:  June 11, 1997                           /s/ K. M. Hudson
       -----------------                       -------------------
                                               K. M. Hudson
                                               President



Date:  June 11, 1997                           /s/ F. Jaehnert
       -----------------                       -------------------
                                               F. M. Jaehnert
                                               Vice President & Chief
                                               Financial Officer
                                               (Principal Accounting Officer)