Form 10-K405
period 1997-07-31
BRADY W H CO
filed 1997-10-28
CIK 746598

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

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

                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes [X]     No [ ]

     As of September 30, 1997, there were outstanding 20,181,753 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
       W.H. Brady Co. 1997 Annual Report, Incorporated into Part II & IV

================================================================================

                                     INDEX

                                                               PAGE
                                                               ----
PART I
ITEM 1. BUSINESS
  General Development of Business...........................     I-1
  Financial Information About Industry Segments.............     I-1
  Narrative Description of Business:
     Overview...............................................     I-1
     Business Strategy......................................     I-1
     Growth Strategy........................................     I-2
     Products...............................................     I-2
     Marketing and Sales....................................     I-5
     Manufacturing Process and Raw Materials................     I-5
     Technology and Product Development.....................     I-6
     International Operations...............................     I-6
     Competition............................................     I-6
     Backlog................................................     I-6
     Environment............................................     I-7
     Employees..............................................     I-7
     Acquisitions...........................................     I-7
Financial Information About Foreign and Domestic Operations
  and Export Sales..........................................     I-7
ITEM 2. PROPERTIES..........................................     I-7
ITEM 3. LEGAL PROCEEDINGS...................................     I-7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     I-7
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................    II-1
ITEM 6. SELECTED FINANCIAL DATA.............................    II-1
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    II-1
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........    II-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................    II-1
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................   III-1
ITEM 11. EXECUTIVE COMPENSATION.............................   III-3
  Summary Compensation Table................................   III-3
  Stock Options.............................................   III-4
  Common Stock Price Performance Graph......................   III-6
  Compensation of Directors.................................   III-6
  Termination of Employment and Change in Control
     Arrangements...........................................   III-6
  Compensation Committee Interlocks and Insider
     Participation..........................................   III-7
  Profit Sharing and Employee Thrift Plan...................   III-7
  Deferred Compensation Arrangements........................   III-8
  Compensation Committee Report on Executive Compensation...   III-8
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................  III-10
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  III-12
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
  ON FORM 8-K...............................................    IV-1
SIGNATURES..................................................    IV-5

                                     PART I

     W.H. Brady Co. and Subsidiaries is referred to herein as the "Company" or "Brady".

ITEM 1 BUSINESS

(a) General Development of Business

     The Company, a Wisconsin corporation, currently operates 16 manufacturing facilities worldwide. Eight are located in the United States and one each in Australia, Belgium, Canada, England, France, Japan, Korea and Singapore. The Company also sells through subsidiaries or sales offices in Brazil, England, France, Germany, Hong Kong, Italy, Malaysia, Sweden and Taiwan. The Company's executive offices are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and its telephone number is (414) 358-6600. The Company's Internet address is hhtp://www.whbrady.com.

(b) Financial Information About Industry Segments

     Not applicable.

(c) Narrative Description of Business

OVERVIEW

     W. H. Brady is a leading international manufacturer and marketer of high performance identification solutions and specialty coated materials. The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial and facility identification products; safety and regulatory compliance products; and OEM components.

     The Company's markets include a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify, direct, warn, inform and protect employees and customers. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 1997 consisted of more than 100,000 customers, with the largest customer representing less than 4% of net sales. Sales from international operations represented 42.5%, 43.6% and 41.1% of net sales in fiscal 1997, 1996 and 1995, respectively.

BUSINESS STRATEGY

     W. H. Brady's objective is to be the leading source of high performance identification products and specialty coated materials to niche markets worldwide. The Company expects to accomplish this objective by offering a broad range of high quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for its shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that is focused upon the creation of shareholder value. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy its customers' requirements and expectations. W. H. Brady's commitment to product innovation is reflected in research and development efforts that include two facilities and approximately 110 employees primarily dedicated to research and development activities.

     Breadth of product line. The Company's products include over 30,000 stock and custom items. The number of products offered allows W. H. Brady to serve as a one-stop shopping network for its customers. Additionally, management believes that the Company competes in a broader range of identification markets than any of its competitors.

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

     Geographic expansion. Sales from W. H. Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $181,068,000, or 42.5%, of net sales in fiscal 1997. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase its penetration in established markets in Europe, Japan, Hong Kong, and Korea and to enter new emerging markets elsewhere in the Pacific Rim and in Latin America.

     New products and new markets. The Company seeks to leverage its strong product innovation and development activities by introducing new products and by exploring new applications for its products in existing new markets.

     Strategic acquisitions and joint ventures. W. H. Brady's recent growth has occurred principally through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration. Although the Company intends to continue such internal growth, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen systems offerings through the pursuit of strategic acquisitions and joint ventures.

PRODUCTS

     The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve product and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial and facility identification products including pipe and valve markers, wire markers, computer printable labels, storage markers, asset identification markers, informational signs, stand-alone printing systems and automatic identification and data collection systems; safety and regulatory compliance products including safety signs, lockout/tagout products and traffic control products; and OEM components including specialty tapes, computer application products and die-cut tapes.

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

  Wire Markers

     W. H. Brady offers a broad range of wire-marking products. These products help mark and identify wires, cables and other potential hazards. Such products may be utilized in virtually every industrial and electrical market to specify the origination or destination of wiring and to facilitate repair or maintenance of wiring systems.

  Computer Printable Labels

     W. H. Brady offers a complete line of printable labels that are compatible with the thermal transfer, laser and dot matrix printers sold by the Company. The products are used primarily by industrial customers to print identification labels on-site using personal computers.

  Storage Markers

     The Company produces signs, self-adhesive and self-aligning die cut numbers and letters used for the systematic identification of facilities, bins and shelving. Storage marker products are primarily used by industrial companies in factories, warehouses, stockrooms and other facilities.

  Asset Identification Markers

     W. H. Brady offers a wide range of asset identification products to its industrial and commercial customers. These include self-adhesive or mechanically mounted labels made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

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

  Automatic Identification and Data Collection Systems

     W. H. Brady's automatic identification and data collection systems allow accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

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

  Lockout/Tagout Products

     W. H. Brady offers a wide variety of lockout/tagout products. Under current OSHA regulations, all energy sources must be "locked out" while machines are being serviced or maintained. The Company's products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy and fluid transmission systems and operating machinery.

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

MARKETING AND SALES

     The Company's products are sold in a wide variety of industrial, commercial, governmental, public utility, medical equipment, computer and consumer product markets. W. H. Brady has a diverse customer base that consisted of over 100,000 customers in fiscal 1997. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have not material adverse effect upon the Company's business. In fiscal 1997, no single customer accounted for more than 4% of the Company's net sales.

     The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors or on a do-it-yourself basis. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company currently has over 2,500 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs an internal sales force of over 300 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product application advice.

     The Company also direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory compliance products and OEM component products, among others. International catalog operations are conducted through offices in Australia, Brazil, Canada, England, France, Germany and Italy and include foreign language catalogs. Currently, the Company is establishing operations in Mexico.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items such as printers and related supplies from other manufacturers, often on a proprietary basis. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating and converting. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent-or water-based materials. The coatings and adhesives are applied to a wide variety of materials including paper, metal and metal foil, plastic film and cloth. The converting process may include embossing, perforating, laminating, die cutting or slitting. The Company also utilizes various graphic techniques to print or mark the materials as required.

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing processes. The Company produces the majority of its own adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit it to achieve greater flexibility in product design and manufacture and to improve its ability to provide specialized products designed to meet the needs of specific applications. W. H. Brady's "cellular" manufacturing processes and "just-in-time" inventory control allow it to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turn-around and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 registration.

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

     The Company conducts most of its research and development activities at its approximately 39,600 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin. The Company spent approximately $16,300,000, $11,300,000, and $10,400,000 in fiscal 1997, 1996, and 1995, respectively, on its research and development activities, all of which were Company sponsored. In fiscal 1997, approximately 110 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

     In Fiscal 1997, 1996, and 1995, sales from international operations accounted for 42.5%, 43.6%, and 41.1%, respectively, of the Company's net sales The Company's global infrastructure now supports sales and operations through subsidiaries in Australia, Belgium, Brazil, Canada, England, France, Germany, Italy, Japan, Korea, Singapore and Sweden and sales offices in Hong Kong, Malaysia and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, Brazil, England, France, Italy, Korea, Malaysia and Taiwan in the last three years. The Company expects to continue to expand its international operations as appropriate.

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

BACKLOG

     As of July 31, 1997, the amount of the Company's backlog orders believed to be firm was $19.9 million. This compares with approximately $15.2 million and $14.6 million of backlog orders as of July 31, 1996 and 1995, respectively. Average delivery time for the Company's orders varies from one day to twelve weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

     As of July 31, 1997, the Company employed approximately 2,500 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contracts and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

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

     On April 30, 1997, the Company acquired the common stock of Signals S.A. a direct marketer located in La Rochelle, France, for cash of approximately $9,600,000.

(d)FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     See Note 7 to Notes to Consolidated Financial Statements on Page 28 of the
W. H. Brady Co. 1997 Annual Report.

ITEM 2 PROPERTIES

     The Company currently operates in 16 manufacturing facilities. Eight are located in the United States, and one each in Australia, Belgium, Canada, England, France, Japan, Korea and Singapore. The Company's primary research facility of approximately 39,600 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 1,130,000 square feet of space, of which approximately 450,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for its present needs.

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

     Stock price disclosure required by this item is incorporated by reference to Page 30 of the W.H. Brady Co. 1997 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 30, 1997, was 463 and 2, respectively.

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

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                           YEAR
                                                                                                          ENDING
                                   YEAR ENDED 7/31/96                      YEAR ENDED 7/31/97             7/31/98
                          -------------------------------------   -------------------------------------   -------
                          1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                          -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A.................   $.10      $.10      $.10      $.10      $.13      $.13      $.13      $.13      $.15
Class B.................    .07       .10       .10       .10       .10       .13       .13       .13       .12

ITEM 6 SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 14 and 15 of the W.H. Brady Co. 1997 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to Pages 16 through 18 of the W.H. Brady Co. 1997 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to Pages 19 through 30 of the W.H. Brady Co. 1997 Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                NAME                     AGE                            TITLE
                ----                     ---                            -----
Katherine M. Hudson..................    50    President, CEO and Director
Mary T. Arnold.......................    54    Vice President, Research and Development
Richard L. Fisk......................    53    Vice President, Direct Marketing Group
David R. Hawke.......................    43    Vice President, Graphics Group
Frank M. Jaehnert....................    40    Vice President & Chief Financial Officer
Michael O. Oliver....................    44    Vice President, Human Resources
                                               Vice President, Identification Systems & Specialty Tapes
David W. Schroeder...................    42    Group
Peter J. Lettenberger................    60    Secretary and Director
Robert C. Buchanan...................    57    Director
Roger D. Peirce......................    60    Director
Richard A. Bemis.....................    56    Director
Frank W. Harris......................    55    Director
Gary E. Nei..........................    53    Director

     KATHERINE M. HUDSON -- Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Before joining W. H. Brady Co., she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Image Division. Her 24 years at Eastman Kodak Company included positions in finance, communication and public affairs, information systems and the management of instant photography and printing. She is also a director of Case Corporation and serves on the Alverno College Board of Trustees, the Advisory Council for the Indiana University School of Business, and the Medical College of Wisconsin Board.

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

     DAVID W. HAWKE -- Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director -- European Operations. In March 1995, he was appointed to his present position.

     FRANK M. JAEHNERT -- Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Systems & Specialty Tapes Group. He was appointed to his present position in November 1996. Before joining the Company, he held various financial and executive positions for Robert Bosch GmbH from 1983 to 1995.

     MICHAEL O. OLIVER -- Mr. Oliver joined the Company in 1997 as Vice President -- Human Resources. Prior to joining Brady, he held various management positions with Unilever from 1990 to 1997.

     DAVID W. SCHROEDER -- Mr. Schroeder joined the Company in June 1991 as General Manager of the Industrial Products Division. He was appointed to his present position in March 1995. Before joining the Company, he served as President and Chief Executive Officer of Uniroyal Adhesives & Sealants Co., Inc. from 1988 to May 1991.

     PETER J. LETTENBERGER -- Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger has been a member of the Company's audit committee since October 1978. He is a partner of Quarles & Brady, general counsel to Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

                                      III-1

     ROBERT C. BUCHANAN -- Mr. Buchanan has been a director of the Company since November 1987 and a member of its audit committee since June 1988, chairing that committee since June, 1990. Mr. Buchanan is President and Chairman of the Board of the Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1, 1980. He is also a trustee and director of The Northwestern Mutual Life Insurance Company, Milwaukee, and Firstar Corporation, Milwaukee, respectively.

     ROGER D. PEIRCE -- Mr. Peirce has served as a director and a member of the compensation committee of the Company since September, 1988, and its chairman since November 1996. Mr. Peirce is a private investor and consultant. He was President and CEO of Valuation Research Corporation from April, 1995 to May, 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen & Co., independent certified public accountants.

     RICHARD A. BEMIS -- Mr. Bemis has been a director of the Company since January 1990 and a member of its compensation committee since March 1990. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

     FRANK W. HARRIS -- Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

     GARY E. NEI -- Mr. Nei has been a Director of the Company since November 1992, and a member of its audit committee since November 1994. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of Uroquest, Inc., Salt Lake City, Utah.

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

                                      III-2

ITEM 11 EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1997, to those persons who, as of the end of fiscal 1997, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                          ANNUAL COMPENSATION                   AWARDS
                               -----------------------------------------   ----------------
                                                            OTHER ANNUAL                       ALL OTHER
                               FISCAL   SALARY     BONUS    COMPENSATION     OPTIONS/SAR      COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR      ($)     ($)(1)       ($)(2)      (# OF SHARES)(3)      ($)(4)
 ---------------------------   ------   ------    ------    ------------   ----------------   ------------
K. M. Hudson.................   1997    390,149   305,447      4,648           230,000           40,744(5)
President & Chief               1996    342,500   174,505      5,381            36,000           41,412(5)
Executive Officer               1995    315,000   369,914      4,163            30,000           87,333(5)

R. L. Fisk...................   1997    228,750   134,333      3,904           110,000           14,199
Vice President, Direct          1996    197,631    51,575      3,835            27,000           13,743
Marketing Group                 1995    189,954   156,861      3,425             9,000           13,691

D. W. Schroeder..............   1997    226,385   132,944      5,431           110,000           12,728
Vice President, ISST Group      1996    190,558    75,804      4,214            12,000           12,632
                                1995    170,449   124,446      2,979             6,000           12,394

D.R. Hawke...................   1997    210,828   123,809      5,583           110,000          144,849(6)
Vice President, Graphics Group  1996    175,558    53,452         --            12,000           26,076(6)
                                1995    160,939   112,497         --             6,000          202,113(6)

M.T. Arnold..................   1997    142,200    77,940      7,210             7,500           12,889
Vice President, Research &      1996    125,485    38,617      3,424             9,000           12,786
Development                     1995     97,520    38,785         --                --           10,027

-------------------------
(1) Reflects bonus earned during fiscal year 1997 which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) Options issued in fiscal 1996 and 1995 are adjusted for the 200% stock dividend paid on December 15, 1995.

(4) All other compensation for fiscal 1997 for Mrs. Hudson, and Messrs. Fisk, Schroeder and Hawke, and Dr. Arnold, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000 each and (ii) the cost of group term life insurance for each named executive officer of $2,674, $2,199, $728, $647 and $889, respectively.

    All other compensation for fiscal 1996 for Mrs. Hudson, Messrs. Fisk, Schroeder and Hawke, and Dr. Arnold, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000 each and (ii) the cost of group term life insurance for each named executive officer of $1,705, $1,743, $632, $570 and $786, respectively.

    All other compensation for fiscal 1995 for Mrs. Hudson, and Messrs. Fisk, Schroeder and Hawke, and Dr. Arnold, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift (i.e. "BradyGold") Plan for each named executive officer of $12,000, $12,000, $12,000, $12,000 and $9,526, respectively and (ii) the cost of group term life insurance for each named executive officer of $1,544, $1,691, $394, $480 and $501, respectively.

                                      III-3

(5) Fiscal 1997 includes $26,070 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1996 includes relocation expenses of $3,112 and $24,595 accrued, but not paid, for that year's portion of the SERP. Fiscal 1995 includes relocation expenses of $50,586 and $23,203 accrued, but not paid, for that year's portion of the SERP.

(6) Fiscal 1997 includes $132,202 expatriation expenses related to Mr. Hawke's Belgium assignment. Fiscal 1996 includes relocation expenses of $1,743 and expatriation expenses of $11,764. Fiscal 1995 includes relocation expenses of $25,282 and expatriation expenses of $164,351.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 1997 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 1997. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 1997

                               INDIVIDUAL GRANTS

                                                      % OF TOTAL
                                                       OPTIONS
                                                      GRANTED TO
                                        OPTIONS       EMPLOYEES        EXERCISE
                                      GRANTED (#)     IN FISCAL     PRICE ($/SHARE)
               NAME                       (1)            1997             (2)          EXPIRATION DATE
               ----                   -----------     ----------    ---------------    ---------------
K. M. Hudson.......................      30,000           4.0%          22.8125       November 13, 2006
                                        200,000          26.4%          23.8750            May 13, 2007
R. L. Fisk.........................      10,000           1.3%          22.8125       November 13, 2006
                                        100,000          13.2%          23.8750            May 13, 2007
D. W. Schroeder....................      10,000           1.3%          22.8125       November 13, 2006
                                        100,000          13.2%          23.8750            May 13, 2007
D. R. Hawke........................      10,000           1.3%          22.8125       November 13, 2006
                                        100,000          13.2%          23.8750            May 13, 2007
M. T. Arnold.......................       7,500           0.7%          22.8125       November 13, 2006

                                                          POTENTIAL REALIZABLE VALUE AT ASSUMED RATES
                                                                OF STOCK PRICE APPRECIATION(3)
                                                     -----------------------------------------------------
                                                         0%                  5%                  10%
                       NAME                          $23.8750($)       $38.8750($)(6)       $61.8750($)(6)
                       ----                          -----------       --------------       --------------
K. M. Hudson......................................        0                3,429,375            8,689,375
R. L. Fisk........................................        0                1,643,125            4,163,125
D. W. Schroeder...................................        0                1,643,125            4,163,125
D. R. Hawke.......................................        0                1,643,125            4,163,125
M. T. Arnold......................................        0                  107,344              272,344
All Stockholders' Gains (increase in market value of
  W. H. Brady Co. Common Stock at assumed rates
  of stock price appreciation)(4)(6)............................        $302,259,795         $765,724,814
All Optionees' Gains (as a percent of all
  shareholders' gains)(5)(6)....................................               3.70%                3.70%

-------------------------
(1) The options granted November 13, 1996, become exercisable as follows:
    33 1/3% of the shares on November 13, 1997; 33 1/3% of the shares on November 13, 1998; and 33 1/3% of the shares on November 13, 1999. These options have a term of ten years.

    The options granted to Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke on May 13, 1997, become exercisable May 13, 2002, and have a term of ten years.

                                      III-4

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by NASDAQ on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.

(4) Calculated from the $23.8750 exercise price applicable to the options granted on May 13, 1997 based on the 20,150,653 shares of Class A Common Stock outstanding on May 13, 1997.

(5) Represents potential realizable value for all options granted in fiscal 1997 as compared to the increase in market value of W.H. Brady Co. Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1997
                   AND VALUE OF OPTIONS AT END OF FISCAL 1997

                                                                                NUMBER OF UNEXERCISED
                                                        SHARES                       OPTIONS AT
                                                       ACQUIRED                     JULY 31, 1997
                                                          ON       VALUE     ---------------------------
                                                       EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE
                        NAME                             (#)        ($)          (#)            (#)
                        ----                           --------   --------   -----------   -------------
K.M. Hudson..........................................       0           0      107,000        264,000
R.L. Fisk............................................       0           0       40,500        131,000
D.W. Schroeder.......................................       0           0       24,500        120,000
D.R. Hawke...........................................   4,000      62,750       29,500        120,000
M.T. Arnold..........................................       0           0        4,200         13,500

                                                                 VALUE OF UNEXERCISED
                                                                 IN-THE-MONEY OPTIONS
                                                                  AT JULY 31, 1997(1)
                                                              ---------------------------
                                                              EXERCISABLE   UNEXERCISABLE
                            NAME                                  ($)            ($)
                            ----                              -----------   -------------
K.M. Hudson.................................................   1,479,543      1,600,957
R.L. Fisk...................................................     597,573        778,583
D.W. Schroeder..............................................     374,010        706,708
D.R. Hawke..................................................     493,260        706,708
M.T. Arnold.................................................      34,325         77,844

-------------------------
(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1997 of $29.6250 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1992, in each of W.H. Brady Co. Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
        W. H. BRADY CO. VERSUS PUBLISHED INDICES (S&P 500 AND NASDAQ-US)
                          FISCAL YEAR ENDING JULY 31,

                               1992             1993            1994           1995             1996            1997
                               ----             ----            ----           ----             ----            ----
Brady                          $100            $103             $142            $214            $200            $274
S&P 500                        $100            $109             $114            $144            $168            $256
NASDAQ-US                      $100            $122             $125            $176            $191            $282



COMPENSATION OF DIRECTORS

     Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also employees of the Company receive an annual retainer of $15,000 in addition to $1,250 plus expenses for each meeting of the Board or any committee thereof which they attend.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 1997, the Board approved Change in Control Agreements for certain of its executive officers including Mrs. Hudson, Messrs. Fisk, Schroeder and Hawke and Dr. Arnold. The agreements call for payment of an amount equal to two times the annual salary for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and payment of one time her annual salary for Dr. Arnold in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over two years for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and over one year for Dr. Arnold.

     In May 1997, the Company created a Supplemental Executive Retirement Plan
(SERP) for Mr. Fisk. The Plan calls for the Company to credit a deferred compensation account with $200,000 on August 1 of each

                                      III-6
year beginning August 1, 1997 to and including August 1, 2001, provided Mr. Fisk is employed by the Company as of each of those dates. Interest accrues on the balance in the account at the prime rate in effect on August 1 of each year, but not less than 6% nor more than 10% per annum.

     The Company is required to pay Mr. Fisk the balance in the account over a ten year period beginning on August 1 of the year following his termination of employment with the Company. The first payment, and the nine succeeding payments, will equal one-tenth of the balance in the account. Succeeding payments will include interest credited to the account in the interim. The Company may make payments in some other manner provided the payments are neither smaller nor extend beyond such ten year period.

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

  Restricted Stock

     In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized but unissued Class A Common Stock and Messrs. Fisk, Schroeder and Hawke were awarded 25,000 shares each of authorized but unissued Class A Common Stock. The restricted stock awards granted Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1997, the Board's Compensation Committee was composed of Messrs. Bemis, Lettenberger (until November 1996) and Peirce. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company. There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

PROFIT SHARING AND EMPLOYEE THRIFT PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase and Employee Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The

                                      III-7
annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.

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

     The primary components of the Company's executive compensation program are
(i) base salary, (ii) annual shareholder value enhancement plan cash bonuses and
(iii) long term incentive compensation in the form of stock options and/or restricted stock. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. Decisions made by the Committee relating to the base salary compensation and the annual cash incentive compensation plan are reviewed and approved by the full Board of Directors.

THE COMMITTEE BELIEVES THAT:

     -- The Company's pay levels are appropriately targeted to attract and retain key executives;

     -- The Company's incentive plan provides strong incentives for management to increase shareholder value; and

     -- The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

                                      III-8

  Base Salary

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 1997, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

  Annual Shareholder Value Enhancement Plan

     The shareholder value enhancement plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 90% objective. It stresses maximization of Company profitability and increasing shareholder value.

  Stock Options

     In May 1997, the Board approved the W. H. Brady Co. 1997 Omnibus Incentive Stock Plan and the W. H. Brady Co. 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A non-Voting Common Stock are available for grant. In 1989 the Board approved the W. H. Brady Co. 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Non-Voting Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. However, special retention options granted in May 1997 to Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke have a five year cliff vesting. All grants under the Option Plans are at market price on the date of the grant and have value only if the price of W. H. Brady Co. Class A Common Stock, after the vesting requirement passes, has increased to a greater value than at the grant date.

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

  Compensation of the Chief Executive Officer

     Mrs. Hudson received $390,149 in base salary in fiscal 1997, an increase of 14% over the prior year's base salary. She was paid a bonus attributable to fiscal 1997 of $305,447, $130,942 more than the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

     (i)  a sales increase of $66,539,000, or 19%, a $3,680,000, or 13%, increase in profits over similar amounts from the prior year; and a stock price increase of 36%, from $21.75 to $29.625

     (ii) the successful acquisition of Signals S.A. and the integration of last year's acquisitions

                                      III-9

     (iii) continued focus on improved asset utilization (cash increased 33%; inventory increased 10%, less than the increase in sales)

     (iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth

     (v)   continued improvement in intercompany teamwork.

     During fiscal 1997, Mrs. Hudson was awarded options to purchase 230,000 shares of Class A Common Stock.

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

                                          Roger D. Peirce, Chairman
                                          Richard A. Bemis

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1997.

                                                                                 AMOUNT OF
                                                      NAME AND ADDRESS OF        BENEFICIAL   PERCENT OF
              TITLE OF CLASS                           BENEFICIAL OWNER          OWNERSHIP    OWNERSHIP
              --------------                          -------------------        ----------   ----------
Class B Common Stock......................      William H. Brady, Jr.(1)          1,574,866       89%
                                                Marital Trust
                                                c/o Quarles & Brady
                                                Attn: Peter J. Lettenberger
                                                411 East Wisconsin Avenue
                                                Milwaukee, WI 53202
                                                William H. Brady, Jr.(1)
                                                                                    194,448       11%
                                                Non-QTIP Marital Trust
                                                c/o Quarles & Brady
                                                Attn: Peter J. Lettenberger
                                                411 East Wisconsin Avenue
                                                Milwaukee, WI 53202

-------------------------
(1) The trustees of both trusts are Robert C. Buchanan, Irene B. Brady, Roger D. Peirce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. The vested beneficiary is Irene B. Brady. The contingent remainder beneficiaries are William H. Brady, III and Elizabeth
    B. Lurie.

                                     III-10

(B) Security Ownership of Management

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 30, 1997. Except as otherwise indicated, all shares are owned directly.

                                                  NAME OF BENEFICIAL              AMOUNT OF
                                                   OWNER & NATURE OF              BENEFICIAL    PERCENT OF
           TITLE OF CLASS                        BENEFICIAL OWNERSHIP             OWNERSHIP     OWNERSHIP
           --------------                        --------------------             ----------    ----------
Class A Common Stock.................    Peter J. Lettenberger(1)(2)(3)            3,357,958       16.6%
                                         Richard A. Bemis(1)(4)                    2,619,171       13.0%
                                         Robert C. Buchanan(1)(5)                  2,620,471       13.0%
                                         Roger D. Peirce(1)(6)                     2,618,171       13.0%
                                         Katherine M. Hudson(7)                      195,230        1.0%
                                         Gary R. Nei                                   4,500        *  %
                                         Frank W. Harris                               2,533        *  %
                                         All Officers and Directors as a Group     3,826,839       19.0%
                                         (15 persons)(8)

Class B Common Stock.................    Peter J. Lettenberger(1)                  1,769,314      100  %
                                         Robert C. Buchanan(1)                     1,769,314      100  %
                                         Roger D. Peirce(1)                        1,769,314      100  %
                                         Richard A. Bemis(1)                       1,769,314      100  %
                                         All Officers and Directors as a Group     1,769,314      100  %

6% Cumulative Preferred Stock........    Peter J. Lettenberger(1)(2)                   2,751       69.1%
                                         Robert C. Buchanan(1)                         1,920       48.2%
                                         Roger D. Peirce(1)                            1,920       48.2%
                                         Richard A. Bemis(1)                           1,920       48.2%
                                         All Officers and Directors as a Group         2,751       69.1%

10% Cumulative 1979 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                      5,529       25.2%
                                         All Officers and Directors as a Group         5,529       25.2%

6% Cumulative 1972 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                      2,600      100  %
                                         All Officers and Directors as a               2,600      100  %
                                         Group(2)

-------------------------
 *  Indicates less than one-tenth of one percent

(1) The amount shown includes shares held directly by the William H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H. Brady, Jr. Non-QTIP Marital Trust (the "Non-QTIP Trust") (collectively, the "Trusts"). The Marital Trust owns 1,744,325 shares of Class A Common Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6% Cumulative Preferred Stock. The Non-QTIP Trust owns 870,846 shares of Class A Common Stock, 194,448 shares of Class B Common Stock, and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Irene B. Brady, Robert C. Buchanan, Roger D. Peirce, Peter J. Lettenberger, and Richard A. Bemis, each of whom shares voting and dispositive power. All of the Trustees except Irene B. Brady disclaim beneficial ownership of these shares. Irene B. Brady is the widow of William H. Brady, Jr. and the vested beneficiary of the Marital Trust.

(2) Peter J. Lettenberger is a director of the W.H. Brady Foundation, Inc. (the "Foundation") which owns 5,529 shares of the 1979 Series, Cumulative Stock, 763 shares of the 6% Cumulative Preferred Stock and 2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series. Mr. Lettenberger is also a trustee of the Irene B. Brady Revocable Trust of 1986 (the "1986 Trust"), which owns 737,823 shares of Class A Common Stock and 68 shares of 6% Cumulative Preferred Stock. He disclaims beneficial ownership of shares held by the Foundation and the 1986 Trust.

                                     III-11

(3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 4,964 shares of Class A Common Stock.

(4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 4,000 shares of Class A Common Stock directly.

(5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns directly 1,800 shares of Class A Common Stock, 2,000 additional shares through his Keogh plan, and 1,500 additional shares as trustee of a trust.

(6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, and 1,500 shares through his Keogh plan.

(7) Mrs. Hudson owns 56,230 shares of Class A Common Stock directly and holds vested options to acquire an additional 139,000 shares of Class A Common Stock.

(8) The amount shown for all officers and directors as a group (15 persons) includes options to acquire a total of 314,783 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days of September 30, 1997. It does not include other options for Class A Common Stock which have been granted at later dates.

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

                                     III-12

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 19 through 30 of the Company's 1997 Annual Report is incorporated herein by reference.

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

     3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

(b) Reports on Form 8-K.

     None

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1       Restated Articles of Incorporation of W.H. Brady Co.(1)
 3.2       By-laws of W.H. Brady Co., as amended.(2)
10.2       W.H. Brady Co. BradyGold Plan, as amended.(2)
10.3       Executive Additional Compensation Plan, as amended.(2)
10.4       Form of Executive's Deferred Compensation Agreement, as
           amended.(2)
10.5       Forms of Director's Deferred Compensation Agreement, as
           amended.(2)
10.6       W.H. Brady Co. 1989 Non-Qualified Stock Option Plan.(4)
10.7       Shareholder Value Enhancement (SVE) Plan.(6)
10.9       W.H. Brady Co. Automatic Dividend Reinvestment Plan.(4)
10.10      Supplemental Executive Retirement Plan between W. H. Brady
           Co. and Katherine M. Hudson.(5)
10.12      W.H. Brady Co. 1997 Omnibus Incentive Stock Plan.(7)
10.13      W.H. Brady Co. 1997 Nonqualified Stock Option Plan for
           Non-Employee Directors.(7)
10.14      Change of Control Agreement dated May 13, 1997 between W. H.
           Brady Co. and Katherine M. Hudson.(7)
10.15      Change of Control Agreement dated May 13, 1997 between W. H.
           Brady Co. and David W. Schroeder.(7)
10.16      Change of Control Agreement dated May 13, 1997 between W.H.
           Brady Co. and Richard L. Fisk.(7)
10.17      Change of Control Agreement dated May 13, 1997 between W.H.
           Brady Co. and David R. Hawke.(7)
10.18      Change of Control Agreement dated May 13, 1997 between W.H.
           Brady Co. and Mary T. Arnold.(7)
10.19      Supplemental Executive Retirement Plan dated May 14, 1997
           between W.H. Brady Co. and Richard L. Fisk.(7)
10.20      Restricted Stock Agreement dated August 1, 1997 between W.H.
           Brady Co. and Katherine M. Hudson
10.21      Restricted Stock Agreement dated August 1, 1997 between W.H.
           Brady Co. and Richard L. Fisk
10.22      Restricted Stock Agreement dated August 1, 1997 between W.H.
           Brady Co. and David W. Schroeder
10.23      Restricted Stock Agreement dated August 1, 1997 between W.H.
           Brady Co. and David R. Hawke
13.1       Annual Report to Shareholders for year ended July 31, 1997.
18.1       Letter regarding change in accounting method.(3)
21.1       Subsidiaries of W.H. Brady Co.
23.1       Consent of Deloitte & Touche LLP, Independent Auditor.
27.1       Financial Data Schedule

-------------------------
(1) Incorporated by reference to Registrant's Registration Statement No. 333-04155 on Form S-3.
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989.
(3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1989.
(4) Incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended July 31, 1992.
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994.
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.
(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997

                        W.H. BRADY CO. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                   YEAR ENDED JULY 31,
                                                                --------------------------
                                                                 1997      1996      1995
                                                                 ----      ----      ----
                                                                  (DOLLARS IN THOUSANDS)
DESCRIPTION
Valuation accounts deducted in balance sheet from assets to
  which they apply --
Accounts receivable -- allowance for losses:
Balances at beginning of period.............................    $1,992    $1,881    $1,565
Additions -- Charged to expense.............................       663       367       463
  Due to acquired businesses................................        87       130        --
Deductions -- Bad debts written off, net of recoveries......      (501)     (386)     (147)
                                                                ------    ------    ------
Balances at end of period...................................    $2,241    $1,992    $1,881
                                                                ======    ======    ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of W.H. Brady Co.:

     We have audited the consolidated financial statements of W.H. Brady Co. and subsidiaries as of July 31, 1997 and 1996 and for each of the three years in the period ended July 31, 1997, and have issued our report thereon dated September 8, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of W.H. Brady Co. and subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 8, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-fourth day of October, 1997.

                                          W.H. BRADY CO.

                                          By       /s/ F. M. JAEHNERT
                                            ------------------------------------
                                                       F. M. Jaehnert
                                              Vice President & Chief Financial
                                                           Officer
                                               (Principal Accounting Officer)
                                               (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  /s/ K. M. HUDSON                     President and Director         October 24, 1997
-----------------------------------------------------  (Principal Executive Officer)
                    K. M. Hudson

               /s/ P. J. LETTENBERGER                  Director                       October 24, 1997
-----------------------------------------------------
                 P. J. Lettenberger

                   /s/ R. A. BEMIS                     Director                       October 24, 1997
-----------------------------------------------------
                     R. A. Bemis

                                                       Director
-----------------------------------------------------
                    F. W. Harris

                                                       Director
-----------------------------------------------------
                   R. C. Buchanan

                  /s/ R. D. PEIRCE                     Director                       October 24, 1997
-----------------------------------------------------
                    R. D. Peirce

                                                       Director
-----------------------------------------------------
                      G. E. Nei