Form 10-Q
period 1997-10-31
BRADY W H CO
filed 1997-12-05
CIK 746598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended  October 31, 1997
                                               ----------------
                                      OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to _____
                        Commission File Number 0-12730

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

     As of December 1, 1997, there were outstanding 20,682,019 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

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

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                  ASSETS                                                          October 31, 1997     July 31, 1997
                                                                                                  ----------------     -------------
                                                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                                                                               $ 58,896          $ 65,329
  Accounts receivable, less allowance for losses ($2,512 and $2,241 respectively)                           70,155            65,450
  Inventories                                                                                               45,071            44,605
  Prepaid expenses and other current assets                                                                 11,852            12,585
                                                                                                          --------          --------
                                  Total current assets                                                     185,974           187,969

Other assets:
  Intangibles - net                                                                                         36,787            36,015
  Other                                                                                                      5,401             5,236

Property, plant and equipment:
  Cost:
    Land                                                                                                     5,123             5,162
    Buildings and improvements                                                                              39,143            39,159
    Machinery and equipment                                                                                 79,954            79,497
    Construction in progress                                                                                 6,223             2,560
                                                                                                          --------          --------
                                                                                                           130,443           126,378
Less accumulated depreciation                                                                               66,344            63,936
                                                                                                          --------          --------
                                  Net property, plant and equipment                                         64,099            62,442
                                                                                                          --------          --------
Total                                                                                                     $292,261          $291,662
                                                                                                          ========          ========
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
                   ----------------------------------------

Current liabilities:
  Accounts payable                                                                                        $ 18,351          $ 17,656
  Wages and amounts withheld from employees                                                                 12,765            16,925
  Taxes, other than income taxes                                                                             2,377             1,960
  Accrued income taxes                                                                                       7,664             8,453
  Other current liabilities                                                                                  6,603            11,687
  Current maturities on long-term debt                                                                         405               564
                                                                                                          --------          --------
                                  Total current liabilities                                                 48,165            57,245

Long-term debt, less current maturities                                                                      4,025             3,890

Other liabilities                                                                                           26,794            23,980
                                                                                                          --------          --------
                                  Total liabilities                                                         78,984            85,115

Stockholders' investment:
  Preferred stock                                                                                            2,855             2,855
  Class A nonvoting common stock - Issued and outstanding 20,309,253                                           203               202
   and 20,171,853 shares, respectively
  Class B voting common stock - issued and outstanding 1,769,314 shares                                         18                18
  Additional paid-in capital                                                                                13,484             9,573
  Earnings retained in the business                                                                        198,495           193,602
  Unearned portion of restricted stock                                                                      (3,719)                0
  Cumulative translation adjustments                                                                         1,941               297
                                                                                                          --------          --------
                                  Total stockholders' investment                                           213,277           206,547
                                                                                                          --------          --------
Total                                                                                                     $292,261          $291,662
                                                                                                          ========          ========

See Notes to Condensed Consolidated Financial Statements

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
RETAINED IN THE BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                          (Unaudited)
                                                                                                       Three Months Ended
                                                                                                           October 31
                                                                                                     1997             1996
                                                                                                 ------------      -----------
Net sales                                                                                        $    115,302      $    97,221

Operating expenses:
 Cost of products sold                                                                                 52,585           44,805
 Research and development                                                                               4,806            3,537
 Selling, general and administrative                                                                   44,778           38,284
                                                                                                 ------------      -----------
Total operating expenses                                                                              102,169           86,626

Operating income                                                                                       13,133           10,595

Other income and (expense):
 Investment and other income - net                                                                        515              271
 Interest expense                                                                                         (79)             (99)
                                                                                                 ------------      -----------

Income before income taxes                                                                             13,569           10,767

Income taxes                                                                                            5,359            4,237
                                                                                                 ------------      -----------
Net income                                                                                              8,210            6,530


Earnings retained in business at beginning of period                                                  193,602          173,491

Less dividends:
 Preferred stock                                                                                          (65)             (65)
 Common stock                                                                                          (3,252)          (2,788)
                                                                                                 ------------      -----------

Earnings retained in business at end of period                                                   $    198,495          177,168
                                                                                                 ============      ===========




Net Income Per Common Share:

 Net Income - Class A Nonvoting                                                                  $        0.37     $      0.30
                                                                                                 ============      ===========
 Net Income - Class B Voting                                                                     $        0.34     $      0.27
                                                                                                 ============      ===========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)


                                                                                              (Unaudited)
                                                                                           Three Months Ended
                                                                                               October 31
                                                                                          1997             1996
                                                                                      ----------       ----------
Operating Activities:
Net Income                                                                            $    8,210       $    6,530
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                              3,411            3,505
  Loss (Gain) on Sale of Property, Plant & Equipment                                          88               (3)
  Provision for Losses on Accounts Receivable                                                426              121

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                              (4,749)          (2,632)
  (Increase) Decrease in Inventory                                                          (109)          (4,435)
  (Increase) Decrease in Prepaid Expense                                                    (134)           1,564
  Increase (Decrease) in Accounts Payable and  Other Liabilities                          (5,668)             917
  Increase (Decrease) in Income Taxes                                                       (923)           2,017
                                                                                      ----------       ----------
Net Cash Provided by Operating Activities                                                    552            7,584

Investing Activities:
  Purchases of Property, Plant and Equipment                                              (4,702)          (1,909)
  Proceeds from Sale of Property, Plant and Equipment - Net                                   78               90
  Other Investments                                                                            0              297
                                                                                      ----------       ----------
Net Cash (Used in) Investing Activities                                                   (4,624)          (1,522)

Financing Activities:
  Payment of Dividends                                                                    (3,317)          (2,853)
  Proceeds from Issuance of Common Stock                                                     194              383
  Principal Payments on Long-Term Debt                                                      (141)            (670)
  Proceeds from Issuance of Long-Term Debt                                                   263              920
                                                                                      ----------       ----------
Net Cash (Used in) Financing Activities                                                   (3,001)          (2,220)
Effect of Exchange Rate Changes on Cash                                                      640               41
                                                                                      ----------       ----------
Net (Decrease) Increase in Cash and Cash Equivalents                                      (6,433)           3,883
Cash and Cash Equivalents at Beginning of Year                                            65,329           49,281
                                                                                      ----------       ----------
Cash and Cash Equivalents at End of Period                                            $   58,896       $   53,164
                                                                                      ==========       ==========
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                            $      176       $       89
  Income Taxes                                                                             7,050            2,709


See Notes to Condensed Consolidated Financial Statement

                       W.H. BRADY CO. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended October 31, 1997


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 1997, and July 3l, 1997, and its results of operations and its cash flows for the three months ended October 31, 1997, and l996. The consolidated balance sheet at July 31, l997, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

     Net income per common share were computed by dividing net income (after deducting the applicable preferred stock and preferential Class A Common Stock dividends) by the weighted average number of shares of Class A and Class B Common Stock outstanding of 22,074,575 for the three months ended October 31, 1997, and 21,878,864 for the same period in 1996. The preferential dividend on the Class A Common Stock of $0.0333 per share declared on September 16, 1997, has been added to the net income per Class A Common Stock for the three months ended October 31, 1997. The net income per share of Class A Common Stock for the three months ended October 31, 1996, includes $0.0333 per share relating to preferential dividends declared in that period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Results of Operations

     For the three months ended October 31, 1997, revenues of $115,302,000
were 18.6% higher than the same quarter of the previous year.   Sales of the
Company's international operations increased 23.1%.   Real growth through
continued market penetration in Europe and the Far East increased international sales 29.1%. The acquisition of Signals S.A. increased international sales 4.2%. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 10.2%. Sales of the Company's U.S. operations increased 15.6%, due primarily to growth in the sales of the Company's core products.

     The cost of products sold decreased from 46.1% to 45.6% as a percentage of sales during the first quarters of 1996 and 1997. The decrease resulted from changes in product mix and reduced costs from manufacturing efficiencies. Selling, general and administrative expenses as a percentage of sales decreased from 39.4% to 38.8% as the Company's continuing cost control efforts more than offset the Company's ongoing investment in building its global information technology infrastructure. The Company's commitment to new product development resulted in an expenditure of 35.9% more dollars for research and development than in the prior year.

     Operating income increased 24.0% to $13,133,000, compared to $10,595,000 in the prior year because of the factors cited above.

     Income before income taxes increased 26.0% over the same period last year. The effective tax rate was 39.5% this year compared to 39.4% in the prior year.

     Net income increased 25.7% to $8,210,000, compared to $6,530,000 for the same quarter of the previous year.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of October 31, 1997, was 3.9 to 1. Cash and cash equivalents were $58,896,000 at October 31, 1997, compared to $65,329,000 at July 31, 1997. Working capital increased $7,085,000 during the quarter and equaled $137,809,000 as of October 31, 1997.

     The Company continues to maintain significant cash balances, although about 9.8% lower than at July 31, 1997. Cash flow totaled $552,000 for the three months ended October 31, 1997, compared to $7,584,000 for the same period last year as the decrease in current liabilities in the first quarter of this fiscal year more than offset the increase in net income resulting in the lower operating cash flow. Capital expenditures were $4,702,000 in the three months ended October 31, 1997, compared to $1,909,000 in last year's first quarter. The increase in capital expenditures resulted primarily from progress payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $3,001,000 of cash in the first three months of fiscal 1998, compared to $2,220,000 for the same period last year.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.9% at October 31, 1997, compared to 1.8% at July 31, 1997.

     The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                         PART II.   OTHER INFORMATION

ITEM 4.   Submission of Matters to a of Vote of Security Holders

     On November 21, 1997, at the Company's Annual Meeting, the Class B Common Stock shareholders unanimously reelected the following directors: Richard A. Bemis, Robert C. Buchanan, Frank W. Harris, Katherine M. Hudson, Peter J. Lettenberger and Gary R. Nei. Only the holders of the Company's Class B Common Stock were eligible to vote in the election for Directors.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K.

               The Company was not required to file and did not file a report on form 8-K during the quarter ended October 31, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                       W. H. BRADY CO.

Date:  December 5, 1997                /s/ K. M. Hudson
                                       -------------------
                                       K. M. Hudson
                                       President


Date:  December 5, 1997                /s/ F. Jaehnert
                                       -------------------
                                       F. M. Jaehnert
                                       Vice President & Chief Financial Officer
                                       (Principal Accounting Officer)