Form 10-Q
period 1998-01-31
BRADY W H CO
filed 1998-03-13
CIK 746598

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended  January 31, 1998

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

     As of March 3, 1998, there were outstanding 20,715,066 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                   FORM 10-Q

                                W. H. BRADY CO.

                                     INDEX


                                                                      Page
                                                                      ----
PART I.   Financial Information

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets               3

          Unaudited Condensed Consolidated Statements of
              Income and Earnings Retained in the Business              4

          Unaudited Consolidated Statements of Cash Flows               5

          Notes to Condensed Consolidated Financial Statements          6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8


PART II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders           10

Item 6.   Exhibits and Reports on Form 8-K                              10

          Signatures                                                    11

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                  ASSETS                                              January 31, 1998             July 31, 1997
                                  ------                                              ----------------             -------------
                                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $        66,384              $      65,329
   Accounts receivable, less allowance for losses ($2,124 and $2,241 respectively)             62,780                     65,450
   Inventories                                                                                 46,602                     44,605
   Prepaid expenses and other current assets                                                   12,597                     12,585
                                                                                      ---------------              -------------
                           Total current assets                                               188,363                    187,969

Other assets:
   Intangibles - net                                                                           36,236                     36,015
   Other                                                                                        5,457                      5,236

Property, plant and equipment:
   Cost:
       Land                                                                                     4,924                      5,162
       Buildings and improvements                                                              38,818                     39,159
       Machinery and equipment                                                                 79,958                     79,497
       Construction in progress                                                                 7,182                      2,560
                                                                                      ---------------              -------------
                                                                                              130,882                    126,378
   Less accumulated depreciation                                                               68,334                     63,936
                                                                                      ---------------              -------------
                     Net property, plant and equipment                                         62,548                     62,442
                                                                                      ---------------              -------------
Total                                                                                 $       292,604              $     291,662
                                                                                      ===============              =============
                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
                 ----------------------------------------
Current liabilities:
   Accounts payable                                                                   $        15,924              $      17,656
   Wages and amounts withheld from employees                                                   16,099                     16,925
   Taxes, other than income taxes                                                               2,169                      1,960
   Accrued income taxes                                                                         5,818                      8,453
   Other current liabilities                                                                    6,902                     11,687
   Current maturities on long-term debt                                                           247                        564
                                                                                      ---------------              -------------
                         Total current liabilities                                             47,159                     57,245

Long-term debt, less current maturities                                                         3,117                      3,890

Other liabilities                                                                              26,908                     23,980
                                                                                      ---------------              -------------
                             Total liabilities                                                 77,184                     85,115

Stockholders' investment:
   Preferred stock                                                                              2,855                      2,855
   Class A nonvoting common stock - Issued and outstanding 20,693,615                             207                        202
     and 20,171,853 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                           18                         18
   Additional paid-in capital                                                                  25,211                      9,573
   Earnings retained in the business                                                          202,267                    193,602
   Deferred compensation and unearned portion of restricted stock                             (14,930)                         0
   Cumulative translation adjustments                                                            (208)                       297
                                                                                      ---------------              -------------
                      Total stockholders' investment                                          215,420                    206,547
                                                                                      ---------------              -------------
Total                                                                                 $       292,604              $     291,662
                                                                                      ===============              =============

See Notes to Condensed Consolidated Financial Statements

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS
RETAINED IN THE BUSINESS
(Dollars in Thousands, Except Per Share Amounts)


                                                                                               (Unaudited)

                                                                              Three Months Ended           Six Months Ended
                                                                                  January 31                  January 31
                                                                           1998            1997          1998              1997
                                                                        --------         -------       --------          --------
Net sales                                                            $   107,150     $   109,898      $   222,452     $   207,119

Operating expenses:
   Cost of products sold                                                  47,639          50,614          100,224          95,419
   Research and development                                                4,967           4,013            9,773           7,550
   Selling, general and administrative                                    43,343          44,072           88,121          82,356
                                                                     -----------     -----------      -----------     -----------
Total operating expenses                                                  95,949          98,699          198,118         185,325

Operating income                                                          11,201          11,199           24,334          21,794

Other income and (expense):
   Investment and other income - net                                         710             174            1,225             445
   Interest expense                                                          (60)            (44)            (139)           (143)
                                                                     -----------     -----------      -----------     -----------

Income before income taxes                                                11,851          11,329           25,420          22,096

Income taxes                                                               4,682           4,487           10,041           8,724
                                                                     -----------     -----------      -----------     -----------

Net income                                                                 7,169           6,842           15,379          13,372


Earnings retained in business at beginning of period                     198,495         177,168          193,602         173,491

Less dividends:
   Preferred stock                                                           (65)            (65)            (130)           (130)
   Common stock                                                           (3,332)         (2,848)          (6,584)         (5,636)
                                                                     -----------     -----------      -----------     -----------


Earnings retained in business at end of period                       $   202,267         181,097      $   202,267         181,097
                                                                     ===========     ===========      ===========     ===========

Net Income - Class A Nonvoting Common Share:
                                                       Basic         $      0.32     $      0.31      $      0.69     $      0.61
                                                                     ===========     ===========      ===========     ===========

                                                     Diluted         $      0.31     $      0.31      $      0.68     $      0.60
                                                                     ===========     ===========      ===========     ===========

Net Income - Class B Voting Common Share:
                                                       Basic         $      0.32     $      0.31      $      0.66     $      0.58
                                                                     ===========     ===========      ===========     ===========

                                                     Diluted         $      0.31     $      0.31      $      0.65     $      0.57
                                                                     ===========     ===========      ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                                 (Unaudited)
                                                                                              Six Months Ended
                                                                                                 January 31
                                                                                          1998                    1997
                                                                                     ---------------        ---------------
Operating Activities:
Net Income                                                                          $     15,379           $      13,372
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                              6,552                   7,185
  Loss on Sale of Property, Plant & Equipment                                                127                      29
  Provision for Losses on Accounts Receivable                                                717                     389

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                               1,292                  (5,798)
  (Increase) Decrease in Inventory                                                        (2,555)                 (3,580)
  (Increase) Decrease in Prepaid Expense                                                  (1,008)                    (90)
  Increase (Decrease) in Accounts Payable and  Other Liabilities                          (4,142)                  3,129
  Increase (Decrease) in Income Taxes                                                     (2,837)                    621
                                                                                    ------------           -------------
Net Cash Provided by Operating Activities                                                 13,525                  15,257
                                                                                    ------------           -------------
Investing Activities:
  Purchases of Property, Plant and Equipment                                              (7,014)                 (4,669)
  Proceeds from Sale of Property, Plant and Equipment - Net                                  161                     575
  Other Investments                                                                            0                     280
                                                                                    ------------           -------------
Net Cash (Used in) Investing Activities                                                   (6,853)                 (3,814)
                                                                                    ------------           -------------
Financing Activities:
  Payment of Dividends                                                                    (6,714)                 (5,766)
  Proceeds from Issuance of Common Stock                                                     369                     459
  Stock Released from Restriction                                                            306                       0
  Principal Payments on Long-Term Debt                                                      (264)                   (276)
  Proceeds from Issuance of Long-Term Debt                                                   470                     991
                                                                                    ------------           -------------
Net Cash (Used in) Financing Activities                                                   (5,833)                 (4,592)
                                                                                    ------------           -------------
Effect of Exchange Rate Changes on Cash                                                      216                     220
                                                                                    ------------           -------------
Net Increase in Cash and Cash Equivalents                                                  1,055                   7,071
Cash and Cash Equivalents at Beginning of Period                                          65,329                  49,281
                                                                                    ------------           -------------
Cash and Cash Equivalents at End of Period                                          $     66,384           $      56,352
                                                                                    ============           =============
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                                          $       211            $         148
  Income Taxes                                                                            14,306                   8,503


See Notes to Condensed Consolidated Financial Statement

                       W.H. BRADY CO. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Six Months Ended January 31, 1998


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 1998, and July 3l, 1997, and its results of operations and its cash flows for the three months and six months ended January 31, 1998, and l997. The consolidated balance sheet at July 31, l997, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

     Effective this quarter, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 15, 1997. Reconciliation's of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:


                                        Fiscal 1998                     Fiscal 1997
                                  --------------------------    ---------------------------
                                  2nd Quarter    6-Month        2nd Quarter    6-Month
Numerator:
Net income                        $7,169,000     $15,379,000    $6,842,000     $13,372,000
Less:  Preferred stock dividends     (64,784)       (129,567)      (64,784)       (129,567)
                                  ----------     -----------    ----------     -----------
 Numerator for basic and diluted
  Class A earnings per share      $7,104,216     $15,249,433    $6,777,216     $13,242,433

 Less:  Preferential dividends            --        (676,298)           --        (670,454)
        Preferential dividends on
        dilutive stock options            --          (9,132)           --          (3,843)
                                  ----------     -----------    ----------     -----------
 Numerator for basic and diluted
  Class B earnings per share      $7,104,216     $14,564,003    $6,777,216     $12,568,136
                                 ===========     ===========    ==========     ===========

                                                          Fiscal 1998                           Fiscal 1997
                                                 ---------------------------------    -----------------------------------
                                                        2nd Quarter        6-Month               2nd Quarter    6-Month
Denominator:
 Denominator for basic earnings
  per share for both Class A and B                      22,379,633         22,227,104           21,905,607      21,892,256

Plus: Effect of dilutive stock options                     277,661            271,419              117,523         117,139
                                                        ----------        -----------          -----------     -----------

 Denominator for diluted earnings
  per share for both Class A and B                      22,657,294         22,498,523           22,023,130      22,009,395
                                                        ==========        ===========          ===========     ===========


Class A common stock earnings per share calculation:
      Basic                                                  $0.32              $0.69                $0.31           $0.61
      Diluted                                                $0.31              $0.68                $0.31           $0.60

Class B common stock earnings per share calculation:
      Basic                                                  $0.32              $0.66                $0.31           $0.58
      Diluted                                                $0.31              $0.65                $0.31           $0.57


     Options to purchase 212,450 and 301,800 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending January 31, 1998, and 1997, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Options to purchase 218,450 and 301,800 shares of Class A common stock were not included in the computations of diluted earnings per share for the six months ending January 31, 1998, and 1997, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

      For the three months ended January 31, 1998, revenues of $107,150,000 were
 2.5% lower than the same quarter of the previous year.   For the six months
 ended January 31, 1998, revenues of $222,452,000 were 7.4% higher than the same period last year. With the Company's change to calendar month ends from fiscal month ends this fiscal year, there were seven fewer shipping days this quarter and four fewer shipping days in the six month period. Adjusting for the difference in shipping days, revenues were 10.0% higher for the quarter and 11.0% higher for the six months ended January 31, 1998, compared to prior year results. Sales of the Company's international operations decreased 1.7% for the quarter and increased 9.5% for the six months ended January 31, 1998. Adjusting for the difference in shipping days, international sales increased 10.8% for the quarter and 13.1% for the six months ended January 31, 1998. Adjusting for the difference in shipping days, real growth through continued market penetration in Europe and the Far East increased international sales 17.5% for the quarter and 19.3% for the six months. The acquisition of Signals S.A. increased international sales 4.4% for the quarter and 4.1% for the six months. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 11.1% for the quarter and 10.3% for the six months. Sales of the Company's U.S. operations decreased 3.1% for the quarter and increased 5.9% for the six months ended January 31, 1998. Adjusting for the difference in shipping days, sales of the Company's U.S. operations increased 9.2% for the quarter and 9.4% for the six months ended January 31, 1998, due primarily to growth in the sales of the Company's core products.

      The cost of products sold as a percentage of sales was 44.5% for the quarter and 45.1% for the six months ended January 31, 1998, compared to 46.1% for both periods last year. Last year's quarter and six months included a charge of $1,200,000 ($715,000 after tax) for restructuring the Company's European operations and consolidating the Hirol Division's production operations into the Company's existing operations in the United States and in the United Kingdom. Excluding this charge, last year's cost of goods sold as a percentage of sales was 45.0% for the quarter and 45.4% for the six months. The slight decreases this year resulted from changes in the mix of products sold. Selling, general and administrative expenses as a percentage of sales were 40.5% for the quarter compared to 40.1% for the same quarter of the previous year. For the six months ended January 31, 1998, this percentage was 39.6% compared to 39.8% for the same period last year. Last year's quarter and six months included a charge of $300,000 ($180,000 after tax) for the restructuring mentioned above. Excluding this charge, last year's selling, general and administrative expenses as a percentage of sales were 39.9% for the quarter and 39.6% for the six months. The quarterly increase this year was the result of the Company's ongoing investment in building its global information technology infrastructure. Research and development expenses increased 23.8% for the quarter and 29.4% for the six months ended January 31, 1998, over the same periods last year as a result of the Company's commitment to new product development.

      Operating income was $11,201,000 for the quarter and $24,334,000 for the six months ended January 31, 1998, compared to $11,199,000 and $21,794,000 for the same periods last year because of the factors cited above.

      Income before income taxes increased 4.6% for the quarter and 15.0% for the six months ended January 31, 1998, compared to prior year results. Excluding the restructuring charge, income before income taxes decreased 7.5% for the quarter and increased 7.8% for the six months ended January
 31, 1998, compared to prior year results.

      Net income for the three months ended January 31, 1998, increased 4.8% to $7,169,000, compared to $6,842,000 for the same quarter of the previous year. For the six months ended January 31, 1998, net income increased 15.0% to $15,379,000 from $13,372,000 for the same period last year. Excluding the $895,000 restructuring charge, net income decreased 7.3% for the quarter and increased 7.8% for the six months ended January 31, 1998.


Financial Condition

      The Company's liquidity remains strong. The current ratio as of January 31, 1998, was 4.0 to 1. Cash and cash equivalents were $66,384,000 at January 31, 1998, compared to $65,329,000 at July 31, 1997. Working capital increased $10,480,000 during the six months and equaled $141,204,000 as of January 31, 1998.

      The Company continues to maintain significant cash balances due in large part to its strong operating cash flow, which totaled $13,525,000 for the six months ended January 31, 1998, compared to $15,257,000 for the same period last year. Capital expenditures were $7,014,000 in the six months ended January 31, 1998, compared to $4,669,000 in the first six months last year. The increase in capital expenditures resulted primarily from progress payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $5,833,000 of cash in the first six months of fiscal 1998, compared to $4,592,000 for the same period last year.

      Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.4% at January 31, 1998, compared to 1.8% at July 31, 1997.

      The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                          PART II.   OTHER INFORMATION



ITEM 4. Submission of Matters to a of Vote of Security Holders

     On November 21, 1997, at the Company's Annual Meeting, the Class B Common Stock shareholders unanimously reelected the following Directors: Richard A. Bemis, Robert C. Buchanan, Frank W. Harris, Katherine M. Hudson, Peter J. Lettenberger, Gary R. Nei and Roger Peirce. Only the holders of the Company's Class B Common Stock were eligible to vote in the election for Directors. This report was also made in the Company's Form 10-Q filed December 5, 1997, but did not include Mr. Peirce's reelection as a Director of the Company.


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K.

            The Company was not required to file and did not file a report on form 8-K during the quarter ended January 31, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                        W. H. BRADY CO.

Date:  March 13, 1998                   /s/ K. M. Hudson
                                        ----------------
                                        K. M. Hudson
                                        President


Date:  March 13, 1998                   /s/ F. Jaehnert
                                        ---------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)