Form 10-Q
period 1998-04-30
BRADY W H CO
filed 1998-05-27
CIK 746598

                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 1998
                                                 --------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from          to
                                                       --------    --------
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

         As of May 22, 1998, there were outstanding 20,726,863 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

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

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                  ASSETS                                       April 30, 1998   July 31, 1997
                                  ------                                       --------------   -------------
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                     $   59,820       $  65,329
   Accounts receivable, less allowance for losses ($2,061
   and $2,241 respectively)                                                          68,389          65,450
   Inventories                                                                       45,871          44,605
   Prepaid expenses and other current assets                                         13,905          12,585
                                                                                 ----------       ---------
                           Total current assets                                     187,985         187,969

Other assets:
   Intangibles - net                                                                 54,491          36,015
   Other                                                                              5,716           5,236

Property, plant and equipment:
   Cost:
       Land                                                                           4,975           5,162
       Buildings and improvements                                                    39,366          39,159
       Machinery and equipment                                                       82,776          79,497
       Construction in progress                                                       9,524           2,560
                                                                                 ----------       ---------

                                                                                    136,641         126,378
   Less accumulated depreciation                                                     71,140          63,936
                                                                                 ----------       ---------

                     Net property, plant and equipment                               65,501          62,442
                                                                                 ----------       ---------

Total                                                                            $  313,693       $ 291,662
                                                                                 ==========       =========
                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                              $   18,426       $  17,656
   Wages and amounts withheld from employees                                         18,628          16,925
   Taxes, other than income taxes                                                     2,694           1,960
   Accrued income taxes                                                               8,158           8,453
   Other current liabilities                                                          9,279          11,687
   Current maturities on long-term debt                                                 553             564
                                                                                 ----------       ---------

                         Total current liabilities                                   57,738          57,245

Long-term debt, less current maturities                                               3,459           3,890

Other liabilities                                                                    29,129          23,980
                                                                                 ----------       ---------

                             Total liabilities                                       90,326          85,115

Stockholders' investment:
   Preferred stock                                                                    2,855           2,855
   Class A nonvoting common stock - Issued and outstanding 20,725,663                   207             202
     and 20,171,853 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                 18              18
   Additional paid-in capital                                                        25,768           9,573
   Earnings retained in the business                                                208,874         193,602
   Deferred compensation and unearned portion of restricted stock                   (14,755)              0
   Cumulative translation adjustments                                                   400             297
                                                                                 ----------       ---------

                      Total stockholders' investment                                223,367         206,547
                                                                                 ----------       ---------

Total                                                                            $  313,693       $ 291,662
                                                                                 ==========       =========

See Notes to Condensed Consolidated Financial Statements

W. H. BRADY CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                             (Unaudited)

                                                             Three Months Ended             Nine Months Ended
                                                                  April 30                      April 30
                                                             1998          1997            1998        1997
                                                            -------       -------          -----        -----
Net sales                                                  $ 118,784    $ 108,254      $ 341,236    $ 315,373

Operating expenses:
   Cost of products sold                                      51,673       47,846        151,897      143,265
   Research and development                                    5,170        4,284         14,943       11,834
   Selling, general and administrative                        45,329       41,723        133,450      124,079
                                                           ---------    ---------      ---------    ---------
Total operating expenses                                     102,172       93,853        300,290      279,178

Operating income                                              16,612       14,401         40,946       36,195

Other (expense) and income:
   Investment and other income - net                            (156)         463          1,069          908
   Interest expense                                              (90)         (66)          (229)        (209)
                                                           ---------    ---------      ---------    ---------

Income before income taxes                                    16,366       14,798         41,786       36,894

Income taxes                                                   6,339        5,360         16,380       14,084
                                                           ---------    ---------      ---------    ---------
Net income                                                    10,027        9,438         25,406       22,810


Earnings retained in business at beginning of period         202,267      181,097        193,602      173,491

Less dividends:
   Preferred stock                                               (65)         (65)          (194)        (194)
   Common stock                                               (3,355)      (2,849)        (9,940)      (8,486)
                                                           ---------    ---------      ---------    ---------

Earnings retained in business at end of period             $ 208,874    $ 187,621      $ 208,874    $ 187,621
                                                           =========    =========      =========    =========

Net Income - Class A Nonvoting Common Share:
                                              Basic        $    0.44    $    0.43      $    1.13    $    1.04
                                                           =========    =========      =========    =========

                                            Diluted        $    0.44    $    0.43      $    1.12    $    1.03
                                                           =========    =========      =========    =========

Net Income - Class B Voting Common Share:
                                              Basic        $    0.44    $    0.43      $    1.10    $    1.01
                                                           =========    =========      =========    =========

                                            Diluted        $    0.44    $    0.43      $    1.09    $    1.00
                                                           =========    =========      =========    =========

See Notes to Condensed Consolidated Financial Statements.

W. H. BRADY CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                           (Unaudited)
                                                                             Nine  Months Ended
                                                                                   April 30
                                                                              1998           1997
                                                                           --------       --------
Operating Activities:
Net Income                                                               $     25,406    $    22,810
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
  Depreciation & Amortization                                                   9,766         10,539
  Loss (Gain) on Sale of Property, Plant & Equipment                              144           (133)
  Provision for Losses on Accounts Receivable                                     737            585

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                   (2,580)       (11,640)
  (Increase) Decrease in Inventory                                             (1,323)        (7,094)
  (Increase) Decrease in Prepaid Expense                                       (2,861)           235
  Increase (Decrease) in Accounts Payable and  Other Liabilities                5,338          6,879
  Increase (Decrease) in Income Taxes                                          (1,465)           228
                                                                         ------------    -----------
Net Cash Provided by Operating Activities                                      33,162         22,409
                                                                         ------------    -----------

Investing Activities:
  Purchases of Property, Plant and Equipment                                  (12,030)        (6,694)
  Proceeds from Sale of Property, Plant and Equipment - Net                       224            983
  Purchases of Businesses                                                     (19,332)        (7,884)
  Other Investments                                                                 0            297
                                                                         ------------    -----------
Net Cash (Used in) Investing Activities                                       (31,138)       (13,298)
                                                                         ------------    -----------

Financing Activities:
  Payment of Dividends                                                        (10,134)        (8,680)
  Proceeds from Issuance of Common Stock                                          927            595
  Stock Released from Restriction                                                 518              0
  Principal Payments on Long-Term Debt                                           (409)          (458)
  Proceeds from Issuance of Long-Term Debt                                        855          1,387
                                                                         ------------    -----------
Net Cash (Used in) Financing Activities                                        (8,243)        (7,156)
                                                                         ------------    -----------

Effect of Exchange Rate Changes on Cash                                           710            813
                                                                         ------------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           (5,509)         2,768
Cash and Cash Equivalents at Beginning of Period                               65,329         49,281
                                                                         ------------    -----------

Cash and Cash Equivalents at End of Period                               $     59,820    $    52,049
                                                                         ============    ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period For:
  Interest                                                               $        208    $       172
  Income Taxes                                                                 19,238         15,146


See Notes to Condensed Consolidated Financial Statement

                         W.H. BRADY CO. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 1998


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1998, and July 3l, 1997, and its results of operations and its cash flows for the three months and nine months ended April 30, 1998, and l997. The consolidated balance sheet at July 31, l997, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

         For the quarter ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 15, 1997. Reconciliation's of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                              Fiscal 1998                     Fiscal 1997
                                                 ---------------------------------  ---------------------------------
                                                     3rd Quarter       9-Month       3rd Quarter           9-Month
Numerator:
  Net income                                          $10,027,000      $25,406,000      $9,438,000        $22,810,000
  Less:  Preferred stock dividends                        (64,784)        (194,351)        (64,784)          (194,351)
                                                 ----------------  ---------------  --------------       ------------
  Numerator for basic and diluted
    Class A earnings per share                        $ 9,962,216      $25,211,649      $9,373,217        $22,615,650

  Less:  Preferential dividends                              --           (676,298)           --             (670,454)
          Preferential dividends on
            dilutive stock options                           --             (9,140)           --               (3,843)
                                                 ----------------  ---------------  --------------       ------------
  Numerator for basic and diluted
    Class B earnings per share                        $ 9,962,216      $24,526,211      $9,373,217        $21,941,352
                                                 ================  ===============  ==============       ============


                                                            Fiscal 1998                        Fiscal 1997
                                                 ---------------------------------  ---------------------------------
                                                     3rd Quarter       9-Month       3rd Quarter           9-Month
Denominator:
  Denominator for basic earnings
    per share for both Class A and B                   22,484,642       22,311,063      21,916,063         21,900,017

  Plus: Effect of dilutive stock options                  274,747          268,268         133,719            121,778
                                                 ----------------  ---------------  --------------       ------------

  Denominator for diluted earnings
     per share for both Class A and B                  22,759,389       22,579,331      22,049,782         22,021,795
                                                 ================  ===============  ==============       ============


Class A common stock earnings per share calculation:
         Basic                                              $0.44            $1.13           $0.43              $1.04
         Diluted                                            $0.44            $1.12           $0.43              $1.03

Class B common stock earnings per share calculation:
         Basic                                              $0.44            $1.10           $0.43              $1.01
         Diluted                                            $0.44            $1.09           $0.43              $1.00

         Options to purchase 18,550 and 271,200 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending April 30, 1998, and 1997, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 230,350 and 271,200 shares of Class A common stock were not included in the computations of diluted earnings per share for the nine months ending April 30, 1998, and 1997, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - Acquisitions

         Effective March 9, 1998, the Company acquired the common stock of Techniques Avancees located in Auch, France, a software developer, for cash of $11,765,000. Effective April 30, 1998, the Company acquired the common stock of GrafTek Inc., located in Toronto, Ontario, Canada, a software developer, for cash of $9,328,000. The purchase prices of these acquisitions are subject to change based on post-closing adjustments.

         These acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the dates of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisitions had been consumated as of the beginning of the periods presented are not significant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

 Results of Operations

  For the three months ended April 30, 1998, revenues of $118,784,000 were 9.7% higher than the same quarter of the previous year. For the nine months ended April 30, 1998, revenues of $341,236,000 were 8.2% higher than the same period last year. With the Company's change to calendar month ends from fiscal month ends this fiscal year, there were two more shipping days this quarter and two fewer shipping days in the nine month period. Adjusting for the difference in shipping days, revenues were 6.3% higher for the quarter and 9.4% higher for the nine months ended April 30, 1998, compared to prior year results. Sales of the Company's international operations increased 13.5% for the quarter and 10.9% for the nine months ended April 30, 1998. Adjusting for the difference in shipping days, international sales increased 10.0% for the quarter and 12.2% for the nine months. Of those increases, real growth through continued market penetration in Europe and the Far East increased international sales 11.5% for the quarter and 16.6% for the nine months. The acquisition of Signals S.A. and Techniques Avancees increased international sales 5.3% for the quarter and 4.6% for the nine months. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 6.8% for the quarter and 9.0% for the nine months. Sales of the Company's U.S. operations increased 7.0% for the quarter and 6.3% for the nine months ended April 30, 1998. Adjusting for the difference in shipping days, sales of the Company's U.S. operations increased 3.6% for the quarter and 7.4% for the nine months ended April 30, 1998, due primarily to growth in the sales of the Company's core products.

         The cost of products sold as a percentage of sales was 43.5% for the quarter and 44.5% for the nine months ended April 30, 1998, compared to 44.2% and 45.4% for the same periods last year. Cost of products sold for the nine months ended April 30, 1997, included a charge in the second quarter of $1,200,000 ($715,000 after tax) for restructuring the Company's European operations and consolidating the Hirol Division's production operations into the Company's existing operations in the United States and in the United Kingdom. Excluding this charge, last year's cost of goods sold as a percentage of sales was 45.0% for the nine months. The slight decreases this year resulted from changes in the mix of products sold. Selling, general and administrative expenses as a percentage of sales were 38.2% for the quarter compared to 38.5% for the same quarter of the previous year. For the nine months ended April 30, 1998, this percentage was 39.1% compared to 39.3% for the same period last year. Last year's nine months included a charge of $300,000 ($180,000 after tax) in the second quarter for the restructuring mentioned above. Excluding this charge, last year's selling, general and administrative expenses as a percentage of sales was 39.2% for the nine months. Research and development expenses increased 20.7% for the quarter and 26.3% for the nine months ended April 30, 1998, over the same periods last year as a result of the Company's commitment to new product development. Research and development expenses were 4.4% of sales for the three and nine months ended April 30, 1998, compared to 4.0% and 3.8% for the same periods in the prior year.

         Operating income was $16,612,000 for the quarter and $40,946,000 for the nine months ended April 30, 1998, compared to $14,401,000 and $36,195,000 for the same periods last year, repesenting increases of 15.4% and 13.1%, respectively, because of the factors cited above.

         Investment and other income for the three months ended April 30, 1998, decreased $619,000 from the same period last year. This decrease was the result of foreign exchange losses.

         Income before income taxes increased 10.6% for the quarter and 13.3% for the nine months ended April 30, 1998, compared to prior year results. Excluding the restructuring charge in the second quarter, income before income taxes increased 8.8% for the nine months ended April 30, 1998, compared to the prior year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         Net income for the three months ended April 30, 1998, increased 6.2% to $10,027,000 compared to $9,438,000 for the same quarter of the previous year. For the nine months ended April 30, 1998, net income increased 11.4% to $25,406,000 from $22,810,000 for the same period last year. Excluding the $895,000 restructuring charge in the second quarter, net income increased 7.2% for the nine months ended April 30, 1998. On a per share basis, fully diluted net income for the three and nine month periods was $0.44 and $1.12 for the current year and $0.43 and $1.03 for the prior year.

 Financial Condition

         The Company's liquidity remains strong. The current ratio as of April 30, 1998, was 3.3 to 1. Cash and cash equivalents were $59,820,000 at April 30, 1998, compared to $65,329,000 at July 31, 1997. The decrease in fiscal 1998 was primarily due to the acquisitions of Techiques Avancees and GrafTek Inc. Primarily because of the use of cash and cash equivalents to fund the acquisitions, working capital decreased $477,000 during the nine months and equaled $130,247,000 as of April 30, 1998.

         The Company continues to maintain significant cash balances due in large part to its strong operating cash flow, which totaled $33,162,000 for the nine months ended April 30, 1998, compared to $22,409,000 for the same period last year. Capital expenditures were $12,030,000 in the nine months ended April 30, 1998, compared to $6,694,000 in the first nine months last year. The increase in capital expenditures resulted primarily from progress payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $8,243,000 of cash in the first nine months of fiscal 1998, compared to $7,156,000 for the same period last year.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.5% at April 30, 1998, compared to 1.8% at July 31, 1997.

         The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                           PART II. OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on form 8-K during the quarter ended April 30, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                                  W. H. BRADY CO.

Date:  May 27, 1998                               /s/ K. M. Hudson
       ---------------------                      ------------------------------
                                                  K. M. Hudson
                                                  President


Date:  May 27, 1998                               /s/ F. Jaehnert
       ---------------------                      ------------------------------
                                                  F. M. Jaehnert
                                                  Vice President & Chief
                                                  Financial Officer
                                                  (Principal Accounting Officer)