Form 10-K405
period 1998-07-31
BRADY CORP
filed 1998-10-28
CIK 746598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                         Commission File Number 0-12730

                               BRADY CORPORATION
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

     As of September 30, 1998, there were outstanding 20,731,363 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Brady Corporation 1998 Annual Report, Incorporated into Part II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                               PAGE
                                                               ----
PART I
ITEM 1. BUSINESS
  General Development of Business...........................     I-1
  Financial Information About Industry Segments.............     I-1
  Narrative Description of Business:
     Overview...............................................     I-1
     Business Strategy......................................     I-1
     Growth Strategy........................................     I-2
     Products...............................................     I-2
     Marketing and Sales....................................     I-5
     Manufacturing Process and Raw Materials................     I-5
     Technology and Product Development.....................     I-6
     International Operations...............................     I-6
     Competition............................................     I-6
     Backlog................................................     I-6
     Environment............................................     I-7
     Employees..............................................     I-7
     Acquisitions...........................................     I-7
Financial Information About Foreign and Domestic Operations
  and Export Sales..........................................     I-7
ITEM 2. PROPERTIES..........................................     I-7
ITEM 3. LEGAL PROCEEDINGS...................................     I-8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     I-8
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................    II-1
ITEM 6. SELECTED FINANCIAL DATA.............................    II-1
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    II-1
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........    II-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................    II-1
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................   III-1
ITEM 11. EXECUTIVE COMPENSATION.............................   III-3
  Summary Compensation Table................................   III-3
  Stock Options.............................................   III-4
  Common Stock Price Performance Graph......................   III-6
  Compensation of Directors.................................   III-6
  Termination of Employment and Change in Control
     Arrangements...........................................   III-6
  Compensation Committee Interlocks and Insider
     Participation..........................................   III-7
  Profit Sharing and Employee Thrift Plan...................   III-7
  Deferred Compensation Arrangements........................   III-8
  Compensation Committee Report on Executive Compensation...   III-8
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................  III-11
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  III-13
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
  ON FORM 8-K...............................................    IV-1
SIGNATURES..................................................    IV-5

                                     PART I

     Brady Corporation and Subsidiaries is referred to herein as the "Company" or "Brady."

ITEM 1 BUSINESS

(a) General Development of Business

     The Company, a Wisconsin corporation, currently operates 18 manufacturing facilities worldwide. Nine are located in the United States, two each in Canada and France and one each in Australia, Belgium, England, Korea and Singapore. The Company also sells through subsidiaries or sales offices in Brazil, China, England, France, Germany, Hong Kong, Italy, Japan, Malaysia, Mexico, the Philippines, Sweden and Taiwan. The Company's executive offices are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and its telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(b) Financial Information About Industry Segments

     Not applicable.

(c) Narrative Description of Business

OVERVIEW

     Brady Corporation is a leading international manufacturer and marketer of high performance identification solutions and specialty coated materials. The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data collection products; safety and facility identification products; and OEM components.

     The Company's products are sold into the industrial, electrical, electronic, telecommunication, governmental, public utility, computer and education markets. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify, direct, warn, inform, train and protect people. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 1998 consisted of more than 100,000 customers, with the largest customer representing less than 5% of net sales. Sales from international operations represented 43.5%, 42.5% and 43.6% of net sales in fiscal 1998, 1997 and 1996, respectively.

BUSINESS STRATEGY

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

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy its customers' requirements and expectations. Brady's commitment to product innovation is reflected in research and development efforts that include two facilities and approximately 170 employees primarily dedicated to research and development activities.

     Breadth of product line. The Company's products include over 30,000 stock and custom items. The number of products offered allows Brady to serve as a one-stop shopping network for its customers. Additionally, management believes that the Company competes in a broader range of identification markets than any of its competitors.

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

GROWTH STRATEGY

     The major elements of the Company's strategy for growth include:

     New products and new markets. The Company seeks to leverage its strong product innovation and development activities by introducing new products and by exploring new applications for its products in existing and new markets.

     Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets by leveraging existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company is actively expanding its current sales force and is pursuing additional niche distribution channels.

     Geographic expansion. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $198,209,000, or 43.5%, of net sales in fiscal 1998. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase its penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in the Pacific Rim and in Latin America.

     Strategic acquisitions and joint ventures. Brady's recent growth has occurred principally through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration. Although the Company intends to continue such internal growth, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen systems offerings through the pursuit of strategic acquisitions and joint ventures.

PRODUCTS

     The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve product and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data-collection products including wire and cable markers, high-performance labels, stand-alone printing systems, barcode and other software, radio frequency identification tags and readers and other automatic identification and data collection systems; safety and facility identification products including signs, pipe and valve markers, storage markers, asset identification markers, lockout/tagout products, traffic control products, printing systems and software; and OEM components including specialty tapes and die-cut materials.

     Many of the Company's stock products were originally designed, developed and manufactured as custom products for a specific purchaser. However, such products have frequently developed wide industry acceptance and become stock items offered by the Company through mail-order and distributor sales. The Company's most significant types of products are described below.

INDUSTRIAL IDENTIFICATION AND DATA-COLLECTION PRODUCTS

  Wire and Cable Markers

     Brady offers a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and other potential hazards. Such products may be utilized in virtually every industrial, electrical and telecommunications market to specify the origination or destination of wiring and to facilitate repair or maintenance of wiring systems.

  High Performance Labels

     Brady offers a complete line of label materials for use in thermal transfer, laser, dot matrix and inkjet printers. The products are used primarily by industrial customers to print stock and custom labels for a wide variety of applications on-site on demand. In addition, Brady labels range from static-dissipative labels for use on electronic components to labels that withstand high temperatures, harsh chemicals, etc.

  Stand-Alone Printing Systems

     The Company designs and produces various computer software, industrial thermal-transfer and dot matrix printers and other electromechanical devices to serve the growing and specialized needs of customers. Industrial labeling systems, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs or labels on demand at their site.

  Automatic Identification and Data-Collection Systems

     Brady's automatic identification and data collection solutions -- including barcode and radio frequency scanners, tags and labels -- allow accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

SAFETY AND FACILITY IDENTIFICATION PRODUCTS

  Signs

     The Company manufactures safety and informational signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards promulgated by the National Safety Council, OSHA and a variety of industry associations. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings.

  Pipe and Valve Markers

     The Company manufactures both self-adhesive and mechanically applied stock and custom-designed pipe markers and plastic and metal valve tags for the identification of piping and control valves. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the system.

  Storage Markers

     The Company produces signs, self-adhesive and self-aligning die cut numbers and letters used for the systematic identification of facilities, bins and shelving. Storage marker products are primarily used by industrial companies in factories, warehouses, stockrooms and other facilities.

  Asset Identification Markers

     Brady offers a wide range of asset identification products. These include self-adhesive or mechanically mounted labels made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

  Lockout/Tagout Products

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

  Other

     The Company also offers sign-making kits, stenciling materials, barricading products, visual warning systems, floor marking products, safety hard-hat labels, safety badges, photo identification kits, ergonomic products, first aid cabinets/kits, body harnesses, anti-slip coatings and alarm security systems, among others.

OEM COMPONENTS

  Specialty Tapes

     The Company's OEM component products include specialty tapes and related products that are used in a variety of audio, video and computer applications, as well as surface mount technology products. These specialty tape products are characterized by high performance adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used. Its audio industry products include cassette leader and splicing tapes and conductive splicing tapes. Video products include splicing and leader tapes, conductive/reflective sensing tapes and other specialty components used in video cassettes. The Company's leadframe tape and electronic adhesive film are used within semiconductors to reinforce and/or bond components.

  Die-Cut Materials

     The Company's precision die-cut materials are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment.

  Graphics Products

     Brady serves the identification and information needs of various non-industrial markets with a variety of easy-to-use printing systems and consumable supplies. It provides lettering and labeling systems, poster printers, laminators and supplies to education, government, training and legal markets. And it serves the print-for-pay market with wide-format color inkjet and thermal-transfer printing systems and materials for producing indoor and outdoor-durable banners and signs.

OTHER PRODUCTS

     The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales, including: hospital and clinical labels, packing and shipping goods, name plates and quality and production control products, among others.

MARKETING AND SALES

     The Company's products are sold in a wide variety of industrial, electrical, electronic, telecommunications, governmental, public utility, computer and education markets. Brady has a diverse customer base that consisted of over 100,000 customers in fiscal 1998. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have not have a material adverse effect upon the Company's business. In fiscal 1998, no single customer accounted for more than 5% of the Company's net sales.

     The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors or on a do-it-yourself basis. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company currently has over 2,500 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs a sales force of over 300 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product application advice.

     The Company also direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory compliance products and OEM component products, among others. Catalog operations are conducted through offices in the U.S., Australia, Brazil, Canada, England, France, Germany, Italy and Mexico and include foreign language catalogs.

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

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing processes. The Company produces the majority of its own adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit it to achieve greater flexibility in product design and manufacture and to improve its ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control allow it to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

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

     The Company conducts most of its research and development activities at its approximately 39,600 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin. The Company spent approximately $20,300,000, $16,300,000, and $11,300,000 in fiscal 1998, 1997, and 1996, respectively, on its research and development activities, all of which were Company sponsored. In fiscal 1998, approximately 170 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

     In Fiscal 1998, 1997, and 1996, sales from international operations accounted for 43.5%, 42.5%, and 43.6%, respectively, of the Company's net sales. The Company's global infrastructure now supports sales and operations through subsidiaries in Australia, Belgium, Brazil, Canada, England, France, Germany, Italy, Japan, Korea, Mexico, Singapore and Sweden and sales offices in China, Hong Kong, Malaysia, the Philippines and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Brazil, Canada, China, England, France, Korea, Malaysia, Mexico, the Philippines and Taiwan in the last three years. The Company expects to continue to expand its international operations as appropriate.

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

BACKLOG

     As of July 31, 1998, the amount of the Company's backlog orders believed to be firm was $20.4 million. This compares with approximately $19.9 million and $15.2 million of backlog orders as of July 31, 1997 and 1996, respectively. Average delivery time for the Company's orders varies from one day to 12 weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.

ENVIRONMENT

     At present, the manufacturing processes for the Company's adhesive-based products utilize certain evaporative solvents which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. During the past several years, the Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents. Management believes the Company is substantially in compliance with all environmental regulations.

EMPLOYEES

     As of July 31, 1998, the Company employed approximately 2,700 individuals. This number has subsequently been reduced to approximately 2,500 individuals through a previously announced reduction in force. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contract and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

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

     On April 8, 1996, the Company completed its acquisition of Varitronic Systems, Inc. (VSI) located in Minneapolis, Minnesota, for cash of $40,620,000. VSI manufactures and markets supply-consuming lettering, labeling, signage and presentation systems and supplies.

     Effective April 30, 1997, the Company acquired the common stock of Signals S.A. located in La Rochelle, France, a marketer of safety and facility identification products, for cash of approximately $9,600,000.

     Effective March 9, 1998, the Company acquired the common stock of Techniques Avancees located in Auch, France, a barcode labeling software developer, for cash of $10,735,000 and a payable of $1,030,000.

     Effective April 30, 1998, the Company acquired the common stock of GrafTek Inc. located in Toronto, Ontario, Canada, a barcode labeling software developer, for cash of $8,528,000 and a payable of $933,000.

     On August 16, 1998, the Company acquired the common stock of VEB Sistemas de Etiquetas Ltda. located in Sao Paulo, Brazil, an industrial label manufacturer, for cash of approximately $4,400,000.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

     See Note 7 to Notes to Consolidated Financial Statements on Page 29 of the Brady Corporation 1998 Annual Report.

ITEM 2 PROPERTIES

     The Company currently operates 18 manufacturing facilities. Nine are located in the United States, two each in Canada and France and one each in Australia, Belgium, England, Korea and Singapore. The Company's primary research facility of approximately 39,600 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 1,180,000 square feet of space, of which approximately 450,000 square feet is leased. The Company believes that its equipment and facilities are modern, well-maintained and adequate for its present needs.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     Brady Corporation Class A Nonvoting Common Stock trades on the NASDAQ National Market under the symbol BRCOA. There are no established public trading markets for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this item is incorporated by reference to Page 32 of the Brady Corporation 1998 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 30, 1998, was 836 and 2, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on its outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.033 per share (subject to adjustment in the event of future stock splits, stock dividends or similar event involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                           YEAR
                                                                                                          ENDING
                                   YEAR ENDED 7/31/97                      YEAR ENDED 7/31/98             7/31/99
                          -------------------------------------   -------------------------------------   -------
                          1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                          -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A.................   $.13      $.13      $.13      $.13      $.15      $.15      $.15      $.15      $.16
Class B.................    .10       .13       .13       .13       .12       .15       .15       .15       .13

ITEM 6 SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 14 and 15 of the Brady Corporation 1998 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to Pages 16 through 19 of the Brady Corporation 1998 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to Pages 20 through 31 of the Brady Corporation 1998 Annual Report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               NAME                   AGE                             TITLE
               ----                   ---                             -----
Katherine M. Hudson...............    51    President, CEO and Director
Richard L. Fisk...................    54    Vice President, Direct Marketing Group
David R. Hawke....................    44    Vice President, Graphics Group
Frank M. Jaehnert.................    41    Vice President & Chief Financial Officer
Michael O. Oliver.................    45    Vice President, Human Resources
David W. Schroeder................    43    Vice President, Identification Solutions & Specialty Tapes Group
Peter J. Lettenberger.............    61    Secretary and Director
Robert C. Buchanan................    58    Director
Roger D. Peirce...................    61    Director
Richard A. Bemis..................    57    Director
Frank W. Harris...................    56    Director
Gary E. Nei.......................    54    Director

     KATHERINE M. HUDSON -- Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Before joining Brady Corporation, she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Imaging Division. Her 24 years at Eastman Kodak Company included positions in finance, communication and public affairs, information systems and the management of instant photography and printing. She is a director of Case Corporation and Honeywell, Inc. and serves on the Alverno College Board of Trustees, the Advisory Board of the University of Wisconsin School of Business, the Advisory Council for the Indiana University School of Business, and the Medical College of Wisconsin Board of Trustees.

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

     FRANK M. JAEHNERT -- Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He was appointed to his present position in November 1996. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.

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

     PETER J. LETTENBERGER -- Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger has been a member of the Company's audit committee since October 1978. He is a partner of Quarles & Brady, general counsel to the Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

     ROBERT C. BUCHANAN -- Mr. Buchanan has been a director of the Company since November 1987 and a member of its audit committee since June 1988, chairing that committee since June 1990. Mr. Buchanan is President and Chairman of the Board of the Fox Valley Corporation in Appleton, Wisconsin, having assumed

                                      III-1
that position November 1980. He is also a trustee and director of The Northwestern Mutual Life Insurance Company, Milwaukee, and Firstar Corporation, Milwaukee, respectively.

     ROGER D. PEIRCE -- Mr. Peirce has served as a director and a member of the compensation committee of the Company since September 1988, and its chairman since November 1996. Mr. Peirce is a private investor and consultant. He is a director and secretary/treasurer of The Jor-Mac Company, Inc. in Grafton, Wisconsin. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

     RICHARD A. BEMIS -- Mr. Bemis has been a director of the Company since January 1990 and a member of its compensation committee since March 1990. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

     FRANK W. HARRIS -- Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a Distinguished Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

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

                                      III-2

ITEM 11 EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1998, to those persons who, as of the end of fiscal 1998, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                          ANNUAL COMPENSATION                   AWARDS
                               -----------------------------------------   ----------------
                                                            OTHER ANNUAL                       ALL OTHER
                               FISCAL   SALARY     BONUS    COMPENSATION     OPTIONS/SAR      COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR      ($)     ($)(1)       ($)(2)      (# OF SHARES)(3)      ($)(4)
 ---------------------------   ------   ------    ------    ------------   ----------------   ------------
K. M. Hudson.................   1998    449,516   190,145      4,829            24,000          107,066(5)
President & Chief               1997    390,149   305,447      4,648           230,000           40,744(5)
Executive Officer               1996    342,500   174,505      5,381            36,000           41,412(5)
R. L. Fisk...................   1998    259,615    82,363      3,560             8,000          215,180(6)
Vice President,                 1997    228,750   134,333      3,904           110,000           14,199
Direct Marketing Group          1996    197,631    51,575      3,835            27,000           13,743
D. W. Schroeder..............   1998    247,889    78,643      4,271             8,000           13,612
Vice President,                 1997    226,385   132,944      5,431           110,000           12,728
ISST Group                      1996    190,558    75,804      4,214            12,000           12,632
D.R. Hawke...................   1998    238,836    75,774      2,813             8,000           13,527
Vice President,                 1997    210,828   123,809      5,583           110,000          144,849(7)
Graphics Group                  1996    175,558    53,452         --            12,000           26,076(7)
F.M. Jaehnert................   1998    185,309    54,870      5,685             6,000           13,225
Vice President &                1997    135,659    70,495         --             7,500           17,938(8)
Chief Financial Officer         1996     74,308    18,472         --             3,000           69,305(8)

-------------------------
(1) Reflects bonus earned during fiscal year 1998 which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) Options issued in fiscal 1996 are adjusted for the 200% stock dividend paid on December 15, 1995.

(4) All other compensation for fiscal 1998 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift Plan for each named executive officer of $12,800 each and (ii) the cost of group term life insurance for each named executive officer of $4,669, $2,380, $812, $727 and $425, respectively.

    All other compensation for fiscal 1997 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift Plan for each named executive officer of $12,000, $12,000, $12,000, $12,000 and
    $11,946, respectively and (ii) the cost of group term life insurance for each named executive officer of $2,674, $2,199, $728, $647 and $324, respectively.

    All other compensation for fiscal 1996 for Mrs. Hudson, Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift Plan for each named executive officer of $12,000, $12,000, $12,000, $12,000 and
    $7,145 respectively and (ii) the cost of group term life insurance for each named executive officer of $1,705, $1,743, $632, $570 and $81, respectively.

(5) Fiscal 1998 includes club dues and estate planning fees of $61,963 and $27,634 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1997 includes $26,070 accrued, but not paid, for that year's portion of the SERP. Fiscal 1996 includes relocation expenses of $3,112 and $24,595 accrued, but not paid, for that year's portion of the SERP.

                                      III-3

(6) Fiscal 1998 includes $200,000 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP).

(7) Fiscal 1997 includes $132,202 expatriation expenses related to Mr. Hawke's Belgium assignment. Fiscal 1996 includes relocation expenses of $1,743 and expatriation expenses of $11,764.

(8) Fiscal 1997 includes relocation expenses of $5,669. Fiscal 1996 includes relocation expenses of $62,079.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 1998 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 1998. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 1998

                               INDIVIDUAL GRANTS

                                                         % OF TOTAL
                                                          OPTIONS
                                                         GRANTED TO
                                             OPTIONS     EMPLOYEES       EXERCISE
                                           GRANTED (#)   IN FISCAL    PRICE ($/SHARE)
                  NAME                         (1)          1998            (2)         EXPIRATION DATE
                  ----                     -----------   ----------   ---------------   ---------------
K.M. Hudson..............................    24,000         9.4%          31.3750       October 3, 2007
R.L. Fisk................................     8,000         3.1%          31.3750       October 3, 2007
D.W. Schroeder...........................     8,000         3.1%          31.3750       October 3, 2007
D.R. Hawke...............................     8,000         3.1%          31.3750       October 3, 2007
F.M. Jaehnert............................     6,000         2.4%          31.3750       October 3, 2007

                                                         POTENTIAL REALIZABLE VALUE AT ASSUMED RATES
                                                               OF STOCK PRICE APPRECIATION (3)
                                                   -------------------------------------------------------
                                                       0%                  5%                    10%
                      NAME                         $31.3750($)       $51.1250($)(6)        $81.3750($)(6)
                      ----                         -----------       --------------        --------------
K.M. Hudson.....................................        0                  474,000              1,200,000
R.L. Fisk.......................................        0                  158,000                400,000
D.W. Schroeder..................................        0                  158,000                400,000
D.R. Hawke......................................        0                  158,000                400,000
F.M. Jaehnert...................................        0                  118,500                300,000
All Stockholders' Gains (increase in market value of
  Brady corporation Common Stock at assumed rates of
  stock price appreciation)(4)(6).............................        $401,058,372         $1,015,337,650
All Optionees' Gains (as a percent of all
  shareholders' gains)(5)(6)..................................               1.25%                  1.25%

-------------------------

(1) The options granted October 3, 1997, become exercisable as follows: 33 1/3% of the shares on October 3, 1998; 33 1/3% of the shares on October 3, 1999; and 33 1/3% of the shares on October 3, 2000. These options have a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by NASDAQ on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.

(4) Calculated from the $31.3750 exercise price applicable to the options granted on October 3, 1997 based on the 20,306,753 shares of Class A Common Stock outstanding on October 3, 1997.

                                      III-4

(5) Represents potential realizable value for all options granted in fiscal 1998 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                   AND VALUE OF OPTIONS AT END OF FISCAL 1998

                                                                                   NUMBER OF UNEXERCISED
                                                                                         OPTIONS AT
                                                       SHARES                          JULY 31, 1998
                                                     ACQUIRED ON     VALUE      ----------------------------
                                                      EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE
                       NAME                              (#)          ($)           (#)             (#)
                       ----                          -----------    --------    -----------    -------------
K.M. Hudson........................................       0             0         139,000         256,000
R.L. Fisk..........................................       0             0          55,833         123,667
D.W. Schroeder.....................................       0             0          33,833         118,667
D.R. Hawke.........................................       0             0          38,833         118,667
F.M. Jaehnert......................................       0             0           4,500          12,000

                                                                  VALUE OF UNEXERCISED
                                                                  IN-THE-MONEY OPTIONS
                                                                  AT JULY 31, 1998 (1)
                                                              ----------------------------
                                                              EXERCISABLE    UNEXERCISABLE
                            NAME                                  ($)             ($)
                            ----                              -----------    -------------
K.M. Hudson.................................................    607,502           --
R.L. Fisk...................................................    277,843           --
D.W. Schroeder..............................................    178,781           --
D.R. Hawke..................................................    252,406           --
F.M. Jaehnert...............................................         --           --

-------------------------
(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1998, of $20.5000 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1993, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
       BRADY CORPORATION VERSUS PUBLISHED INDICES (S&P 500 AND NASDAQ-US)
                          FISCAL YEAR ENDING JULY 31,

        MEASUREMENT PERIOD
      (FISCAL YEAR COVERED)              BRADY               S&P 500            NASDAQ-US
F93                                      $ 100               $ 100              $  100
F94                                      $ 139               $ 105              $  103
F95                                      $ 210               $ 133              $  145
F96                                      $ 195               $ 155              $  157
F97                                      $ 268               $ 235              $  232
F98                                      $ 194               $ 281              $  274

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

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 1997, the Board approved Change in Control Agreements for certain of its executive officers including Mrs. Hudson, Messrs. Fisk, Schroeder, Hawke and Jaehnert. The agreements call for payment of an amount equal to two times the annual salary for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and payment of one time his annual salary for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over two years for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and over one year for Mr. Jaehnert. In August 1998, the Board amended the Change in Control Agreement for Mr. Jaehnert to call for payment of an amount equal to two times his annual salary in the event of termination or resignation upon a change in control with payments spread over two years.

                                      III-6

     In May 1997, the Company created a Supplemental Executive Retirement Plan
(SERP) for Mr. Fisk. The Plan calls for the Company to credit a deferred compensation account with $200,000 on August 1 of each year beginning August 1, 1997, to and including August 1, 2001, provided Mr. Fisk is employed by the Company as of each of those dates. Interest accrues on the balance in the account at the prime rate in effect on August 1 of each year, but not less than 6% nor more than 10% per annum.

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

     In fiscal 1994 the Company created a Supplemental Executive Retirement Plan
(SERP) for Mrs. Hudson. The stated amount of the Plan until January 1, 1999, is $500,000. The Company credited a deferred compensation account with the net present value of the stated amount in January 1994. The account is credited annually with the current year's increase in the net present value calculation. No interest accrues on the balance in the account until January 1, 1999. After that date, interest will accrue quarterly on the balance in the account at the prime rate in effect at the end of each calendar quarter.

     The Company is required to pay Mrs. Hudson the balance in the account over a ten year period beginning January 2009. The first payment will be one-tenth of the balance in the account; the second one-ninth; and so on.

     In the event of a change in control of the Company, Mrs. Hudson's SERP may accelerate and become payable in 30 days.

  Restricted Stock

     In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued, Class A Common Stock and Messrs. Fisk, Schroeder and Hawke were awarded 25,000 shares each of authorized but unissued Class A Common Stock. The restricted stock awards granted Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1998, the Board's Compensation Committee was composed of Messrs. Bemis and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company. There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

PROFIT SHARING AND EMPLOYEE THRIFT PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase and Employee Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to an additional 4% and to have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have their annual pay reduced by up to an additional 4% and to have the amount

                                      III-7
of this reduction contributed to the BradyGold Plan by the Company (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.

DEFERRED COMPENSATION ARRANGEMENTS

     During fiscal 1998, the Company adopted a new deferred compensation plan whereby directors, executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus and to invest the deferred amounts in shares of the Company's Class A Common Stock. Participants in the old deferred compensation plan were allowed to convert their balances in the old plan to this new plan. The conversion to the new plan was funded by the issuance of 372,728 shares of Class A Common Stock to a Rabbi Trust (the "Trust") in November 1997. All deferrals into the new plan result in purchases of existing Class A Common Stock by the Trust. No deferrals are allowed into the old plan.

     Upon the retirement, disability, or death of participant, the Company is required under the new plan to pay, each year for a period of ten years, a portion of the shares held in the participant's name by the Trust. The first payment must be one-tenth of the number of shares held; the second one-ninth; and so on, with the number of shares held in the Trust reduced by each payment.

     If the participant's employment ends for reasons other than retirement, disability or death, the shares held by the Trust in the participant's name will be distributed over a period of ten years. At the request of the participant, the Company may make distributions in larger installments or in a lump sum or other basis.

     In the old deferred compensation plan, directors, executive officers, corporate staff officers and certain key management employees of the Company were permitted to defer portions of their fees, salary and bonus and to invest the deferred amounts in "phantom stock" of the Company. "Phantom Stock" is not actual stock or rights to acquire stock in the Company, but it gives participants the right to share in increases in book value (as defined) of the common stock. At the end of each fiscal year, the deferred compensation balance (with interest) is credited to the purchase of phantom common stock at the then book value of the common stock of the Company, and is thereafter adjusted to reflect stock dividends and other dividends or distributions on the Company's Class A Common Stock. No new deferrals are allowed into this old deferred compensation plan. Upon the retirement, disability, or death of participant, the Company is required to pay, each year for a period of ten years, a portion of the book value of the phantom stock determined by the book value of the corresponding number of common shares as of the end of each fiscal year. The first payment must be one-tenth of the book value; the second one-ninth; and so on, with the number of phantom shares reduced by the equivalent in book value of each payment. At the request of the participant, the Company may make payments in larger installments or in a lump sum on a discounted or other basis.

     All current directors and executives converted their balances to the new deferred compensation plan. Certain retired participants elected not to transfer their balances into the new plan. They were allowed to remain in the old deferred compensation plan until the end of fiscal 2002. At that point the old plan will terminate and participant's balances will earn simple interest at a rate equal to the yield on a 30-year U.S. Treasury Bond.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for considering and approving compensation arrangements for senior management of the
                                      III-8

Company, including the Company's executive officers and the chief executive officer. It is the philosophy of the Committee to establish a total executive compensation program which is competitive with a broad range of companies that it considers to be of comparable size and complexity.

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

  Base Salary

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 1998, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

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

  Stock Options

     In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A Common Stock are available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. All grants under the Option Plans are at market price on the date of the grant.

  Compliance with Tax Regulations Regarding Executive Compensation

     Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and the other named executive officers. Qualifying performance-based
                                      III-9
compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate nondeductible compensation in excess of these limits. The Compensation Committee will continue to review these tax regulations as they apply to the Company's executive compensation program. It is the Compensation Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

  Compensation of the Chief Executive Officer

     Mrs. Hudson received $449,516 in base salary in fiscal 1998, an increase of 15% over the prior year's base salary. She was paid a bonus attributable to fiscal 1998 of $190,145, a decrease of 38%, or $115,302, from the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

     (i)   a sales increase of $29,069,000, or 7%, and a $3,671,000, or 12%, decrease in profits over similar amounts from the prior year; a stock price decrease of 31%, from $29.625 to $20.50

     (ii) the successful acquisitions of Techniques Avancees and GrafTek and the integration of last year's acquisition of Signals S.A.

     (iii) improved asset utilization (a 14% reduction in inventory and a 3% reduction in receivables despite the 7% increase in sales)

     (iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth

     (v)   continued improvement in intercompany teamwork.

     During fiscal 1998, Mrs. Hudson was granted a restricted stock award of 50,000 shares of Class A Common Stock and she was awarded options to purchase 24,000 shares of Class A Common Stock.

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


                                     III-10

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1998.

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
                                                Non-QTIP Marital Trust
                                                c/o Quarles & Brady
                                                Attn: Peter J. Lettenberger
                                                411 East Wisconsin Avenue
                                                Milwaukee, WI 53202

-------------------------
(1) The trustees of both trusts are Richard A. Bemis, Robert C. Buchanan, Peter
    J. Lettenberger, Roger D. Peirce and Gary E. Nei, each of whom shares voting and dispositive power. The vested beneficiary was Irene B. Brady, who died March 26, 1998. The contingent remainder beneficiaries are William H. Brady, III and Elizabeth B. Lurie.

                                     III-11

(B)  Security Ownership of Management

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 30, 1998. Except as otherwise indicated, all shares are owned directly.

                                                  NAME OF BENEFICIAL              AMOUNT OF
                                                   OWNER & NATURE OF              BENEFICIAL    PERCENT OF
           TITLE OF CLASS                        BENEFICIAL OWNERSHIP             OWNERSHIP     OWNERSHIP
           --------------                        --------------------             ----------    ----------
Class A Common Stock.................    Peter J. Lettenberger(1)(2)(3)           3,359,230        16.2%
                                         Gary E. Nei(1)(8)                        2,620,837        12.6%
                                         Robert C. Buchanan(1)(5)                 2,620,437        12.6%
                                         Richard A. Bemis(1)(4)                   2,620,337        12.6%
                                         Roger D. Peirce(1)(6)                    2,619,337        12.6%
                                         Katherine M. Hudson(7)                     226,251         1.1%
                                         Frank W. Harris                              3,699         *  %
                                         All Officers and Directors as a Group    3,916,648        18.9%
                                         (14 persons)(9)

Class B Common Stock.................    Peter J. Lettenberger(1)                 1,769,314       100  %
                                         Richard A. Bemis(1)                      1,769,314       100  %
                                         Robert C. Buchanan(1)                    1,769,314       100  %
                                         Gary E. Nei(1)                           1,769,314       100  %
                                         Roger D. Peirce(1)                       1,769,314       100  %
                                         All Officers and Directors as a Group    1,769,314       100  %
6% Cumulative Preferred Stock........    Peter J. Lettenberger(1)(2)                  2,751        69.1%
                                         Richard A. Bemis(1)                          1,920        48.2%
                                         Robert C. Buchanan(1)                        1,920        48.2%
                                         Gary E. Nei(1)                               1,920        48.2%
                                         Roger D. Peirce(1)                           1,920        48.2%
                                         All Officers and Directors as a Group        2,751        69.1%

10% Cumulative 1979 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                     5,529        25.2%
                                         All Officers and Directors as a Group        5,529        25.2%

6% Cumulative 1972 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                     2,600       100  %
                                         All Officers and Directors as a              2,600       100  %
                                         Group(2)

-------------------------
 *  Indicates less than one-tenth of one percent

(1) The amount shown includes shares held directly by the William H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H. Brady, Jr. Non-QTIP Marital Trust (the "Non-QTIP Trust") (collectively, the "Trusts"). The Marital Trust owns 1,744,325 shares of Class A Common Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6% Cumulative Preferred Stock. The Non-QTIP Trust owns 870,846 shares of Class A Common Stock, 194,448 shares of Class B Common Stock, and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Richard A. Bemis, Robert C. Buchanan, Peter J. Lettenberger, Gary E. Nei and Roger D. Peirce, each of whom shares voting and dispositive power.

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


                                     III-12

    Common Stock and 68 shares of 6% Cumulative Preferred Stock. He disclaims beneficial ownership of shares held by the Foundation and the 1986 Trust.

(3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 5,070 shares of Class A Common Stock and holds vested options to acquire an additional 1,166 shares of Class A Common Stock.

(4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 4,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 1,166 shares of Class A Common Stock.

(5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 2,000 additional shares through his Keogh plan, 1,500 additional shares as trustee of a trust and holds vested options to acquire an additional 1,166 shares of Class A Common Stock.

(6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 1,166 shares of Class A Common Stock.

(7) Mrs. Hudson owns 57,251 shares of Class A Common Stock directly and holds vested options to acquire an additional 169,000 shares of Class A Common Stock.

(8) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 4,500 shares of Class A Common Stock directly and holds vested options to acquire an additional 1,166 shares of Class A Common Stock.

(9) The amount shown for all officers and directors as a group (14 persons) includes options to acquire a total of 396,416 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days of September 30, 1998. It does not include other options for Class A Common Stock which have been granted at later dates.

(C) Changes in Control

    No arrangements are known to the Company which may, at a subsequent date, result in a change in control of the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     III-13

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 19 through 31 of the Company's 1998 Annual Report is incorporated herein by reference.

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

     3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

(b)  Reports on Form 8-K.

     None

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Incorporation of Brady Corporation(1)
 3.2      By-laws of Brady Corporation, as amended(2)
10.2      Brady Corporation BradyGold Plan, as amended(2)
10.3      Executive Additional Compensation Plan, as amended(2)
10.4      Form of Executive's Deferred Compensation Agreement, as
          amended(2)
10.5      Forms of Director's Deferred Compensation Agreement, as
          amended(2)
10.6      Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
10.7      Shareholder Value Enhancement (SVE) Plan(6)
10.9      Brady Corporation Automatic Dividend Reinvestment Plan(4)
10.10     Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
10.12     Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
10.13     Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
10.14     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and Katherine M. Hudson(7)
10.15     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and David W. Schroeder(7)
10.16     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and Richard L. Fisk(7)
10.17     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and David R. Hawke(7)
10.19     Supplemental Executive Retirement Plan dated May 14, 1997
          between Brady Corporation and Richard L. Fisk(7)
10.20     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and Katherine M. Hudson(8)
10.21     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and Richard L. Fisk(8)
10.22     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and David W. Schroeder(8)
10.23     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and David R. Hawke(8)
10.24     Amendment to Change of Control Agreement dated August 1,
          1998 between Brady Corporation and Frank M. Jaehnert
13.1      Annual Report to Shareholders for year ended July 31, 1998
18.1      Letter regarding change in accounting method(3)
21.1      Subsidiaries of Brady Corporation
23.1      Consent of Deloitte & Touche LLP, Independent Auditor
27.1      Financial Data Schedule

-------------------------
(1) Incorporated by reference to Registrant's Registration Statement No. 333-04155 on Form S-3
(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1989
(3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 1989
(4) Incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended July 31, 1992
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994
(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995
(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997
(8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                  YEAR ENDED JULY 31,
                                                              ---------------------------
                                                               1998       1997      1996
                                                               ----       ----      ----
                                                                (DOLLARS IN THOUSANDS)
DESCRIPTION
Valuation accounts deducted in balance sheet from assets to
  which they apply --
Accounts receivable -- allowance for losses:
Balances at beginning of period.............................  $ 2,241    $1,992    $1,881
Additions -- Charged to expense.............................      970       663       367
  Due to acquired businesses................................       64        87       130
Deductions -- Bad debts written off, net of recoveries......   (1,264)     (501)     (386)
                                                              -------    ------    ------
Balances at end of period...................................  $ 2,011    $2,241    $1,992
                                                              =======    ======    ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brady Corporation:

     We have audited the consolidated financial statements of Brady Corporation and subsidiaries as of July 31, 1998 and 1997 and for each of the three years in the period ended July 31, 1998, and have issued our report thereon dated September 8, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Brady Corporation and subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 8, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-sixth day of October, 1998.

                                          BRADY CORPORATION

                                          By      /s/ F. M. JAEHNERT

                                          --------------------------------------
                                                      F. M. Jaehnert
                                             Vice President & Chief Financial
                                                         Officer
                                              (Principal Accounting Officer)
                                              (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  /s/ K. M. HUDSON                       President and Director
-----------------------------------------------------    (Principal Executive
                    K. M. Hudson                         Officer)                      October 26, 1998

               /s/ P. J. LETTENBERGER
-----------------------------------------------------
                 P. J. Lettenberger                      Director                      October 26, 1998

                   /s/ R. A. BEMIS
-----------------------------------------------------
                     R. A. Bemis                         Director                      October 26, 1998

                  /s/ F. W. HARRIS
-----------------------------------------------------
                    F. W. Harris                         Director                      October 26, 1998

                 /s/ R. C. BUCHANAN
-----------------------------------------------------
                   R. C. Buchanan                        Director                      October 26, 1998

-----------------------------------------------------
                    R. D. Peirce                         Director

-----------------------------------------------------
                      G. E. Nei                          Director