Form 10-K/A
period 1998-07-31
BRADY CORP
filed 1998-11-20
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

            Class A Nonvoting Common Stock, Par Value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                ---   ---
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




                           SUMMARY COMPENSATION TABLE

                                                                                   Long-Term
                                           Annual Compensation               Compensation Awards
                                           -------------------        --------------------------------
                                                                      Restricted
                                                             Other     Stock
                                                            Annual     Awards           Options/SAR       All Other
 Name and                  Fiscal   Salary        Bonus      Comp     ----------        (# of Shares)         Comp
 Principal Position        Year      ($)         ($) (1)    ($) (2)   ($) (9)               (3)            ($) (4)
 ------------------        ----     ------     ----------  --------  -----------       -----------------  -----------

 K. M. Hudson              1998     449,516     190,145      4,829     1,487,500             24,000         107,066 (5)
 President & Chief         1997     390,149     305,447      4,648         ---              230,000          40,744 (5)
 Executive Officer         1996     342,500     174,505      5,381         ---               36,000          41,412 (5)

 R. L. Fisk                1998     259,615      82,363      3,560       743,750              8,000         215,180 (6)
 Vice President,           1997     228,750     134,333      3,904         ---              110,000          14,199
 Direct Marketing          1996     197,631      51,575      3,835         ---               27,000          13,743
 Group

 D. W. Schroeder           1998     247,889      78,643      4,271       743,750              8,000          13,612
 Vice President,           1997     226,385     132,944      5,431         ---              110,000          12,728
 ISST Group                1996     190,558      75,804      4,214         ---               12,000          12,632

 D.R. Hawke                1998     238,836      75,774      2,813       743,750              8,000          13,527
 Vice President,           1997     210,828     123,809      5,583         ---              110,000         144,849 (7)
 Graphics Group            1996     175,558      53,452       ---          ---               12,000          26,076 (7)

 F.M. Jaehnert             1998     185,309      54,870      5,685         ---                6,000          13,225
 Vice President &          1997     135,659      70,495       ---          ---                7,500          17,938 (8)
 Chief Financial           1996     74,308       18,472       ---          ---                3,000          69,305 (8)
 Officer



(1) Reflects bonus earned during fiscal year 1998 which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) Options issued in fiscal 1996 are adjusted for the 200% stock dividend paid on December 15, 1995.



                                      III-3

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


(9) In August 1997, the Company granted restricted stock awards of 50,000 shares to Mrs. Hudson and 25,000 shares each to Messrs. Fisk, Schroeder and Hawke. These awards are valued at $29.7500/share, the closing price for the Company's Class A Common Stock on the date of issue, in this table. As of July 31, 1998, Mrs. Hudson held 50,000 shares and Messrs. Fisk, Schroeder and Hawke held 25,000 shares each of restricted stock. Using the closing price for the Company's Class A Common Stock on July 31, 1998, of $20.5000/share, Mrs. Hudson's holdings were valued at $1,025,000 and the holdings of Messrs. Fisk, Schroeder and Hawke were valued at $512,500 each. The restricted stock awards granted to Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted to Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.




                                      III-4

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twentieth day of November, 1998.

                                        BRADY CORPORATION



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