Form 10-Q
period 1998-10-31
BRADY CORP
filed 1998-12-04
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended October 31, 1998

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from      to
                                                ----    ----
                         Commission File Number 0-12730

                                BRADY CORPORATION
                                -----------------

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

         As of December 1, 1998, there were outstanding 20,750,363 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----
PART I.          Financial Information

 Item 1.         Financial Statements

                 Unaudited Condensed Consolidated Balance Sheets               3

                 Unaudited Condensed Consolidated Statements of
                   Income and Earnings Retained in the Business                4

                 Unaudited Consolidated Statements of Cash Flows               5

                 Notes to Condensed Consolidated Financial Statements          6

 Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         9


PART II.         Other Information

 Item 6.         Exhibits and Reports on Form 8-K                             12

                 Signatures                                                   13


BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                         ASSETS                                  October 31, 1998  July 31, 1998
                                         ------                                  ----------------  -------------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $  61,343    $  65,609
   Accounts receivable, less allowance for losses ($2,177 and $2,011 respectively)      69,993       63,365
   Inventories                                                                          38,383       38,444
   Prepaid expenses and other current assets                                            13,645       16,635
                                                                                     ---------    ---------

                                          Total current assets                         183,364      184,053

Other assets:
   Intangibles - net                                                                    56,357       53,528
   Other                                                                                 7,384        7,078

Property, plant and equipment:
   Cost:
       Land                                                                              4,975        4,988
       Buildings and improvements                                                       39,933       39,595
       Machinery and equipment                                                          84,799       83,146
       Construction in progress                                                         14,303       11,705
                                                                                     ---------    ---------

                                                                                       144,010      139,434
   Less accumulated depreciation                                                        75,569       72,269
                                                                                     ---------    ---------

                                   Net property, plant and equipment                    68,441       67,165
                                                                                     ---------    ---------

Total                                                                                $ 315,546    $ 311,824
                                                                                     =========    =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                  $  16,084    $  15,761
   Wages and amounts withheld from employees                                            17,795       19,542
   Taxes, other than income taxes                                                        2,670        2,033
   Accrued income taxes                                                                  9,152        9,276
   Other current liabilities                                                             7,494       11,647
   Current maturities on long-term debt                                                    509          408
                                                                                     ---------    ---------

                                       Total current liabilities                        53,704       58,667

Long-term debt, less current maturities                                                  3,569        3,716

Other liabilities                                                                       15,303       16,068
                                                                                     ---------    ---------

                                           Total liabilities                            72,576       78,451

Stockholders' investment:
   Preferred stock                                                                       2,855        2,855
   Class A nonvoting common stock - issued and outstanding 20,736,963                      207          207
     and 20,726,863 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                    18           18
   Additional paid-in capital                                                           26,275       26,131
   Earnings retained in the business                                                   213,437      208,254
   Other                                                                                (2,851)      (3,024)
   Accumulated other comprehensive income                                                3,029       (1,068)
                                                                                     ---------    ---------

                                     Total stockholders' investment                    242,970      233,373
                                                                                     ---------    ---------

Total                                                                                $ 315,546    $ 311,824
                                                                                     =========    =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                         (Unaudited)

                                                                       Three Months Ended
                                                                           October 31
                                                                      1998            1997
                                                                   ------------    ------------
Net sales                                                             $ 116,802    $ 115,302

Operating expenses:
   Cost of products sold                                                 51,278       52,585
   Research and development                                               4,646        4,806
   Selling, general and administrative                                   46,349       44,778
                                                                      ---------    ---------
Total operating expenses                                                102,273      102,169

Operating income                                                         14,529       13,133

Other income and (expense):
   Investment and other income - net                                         14          515
   Interest expense                                                        (145)         (79)
                                                                      ---------    ---------

Income before income taxes                                               14,398       13,569

Income taxes                                                              5,687        5,359
                                                                      ---------    ---------

Net income                                                                8,711        8,210


Earnings retained in business at beginning of period                    208,254      193,602

Less dividends:
   Preferred stock                                                          (65)         (65)
   Common stock                                                          (3,463)      (3,252)
                                                                      ---------    ---------


Earnings retained in business at end of period                        $ 213,437      198,495
                                                                      =========    =========

Net Income - Class A Nonvoting Common Share

                                                      Basic           $    0.38    $    0.37
                                                                      =========    =========

                                                    Diluted           $    0.38    $    0.36
                                                                      =========    =========


Net Income - Class B Voting Common Share

                                                      Basic           $    0.35    $    0.34
                                                                      =========    =========

                                                    Diluted           $    0.35    $    0.33
                                                                      =========    =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in  Thousands)                                                                  (Unaudited)
                                                                                      Three Months Ended
                                                                                           October 31
                                                                                     1998           1997
                                                                                 --------------  ----------
Operating Activities:
Net Income                                                                          $  8,711    $  8,210
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                          3,777       3,411
  (Gain) Loss on Sale of Property, Plant & Equipment                                      (2)         88
  Provision for Losses on Accounts Receivable                                            230         426
  Amortization of Restricted Stock                                                       174           0

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                          (4,785)     (4,749)
  (Increase) Decrease in Inventory                                                     1,201        (109)
  (Increase) Decrease in Prepaid Expense                                               3,571        (134)
  Increase (Decrease) in Accounts Payable and  Other Liabilities                      (6,923)     (5,668)
  Increase (Decrease) in Income Taxes                                                   (474)       (923)
                                                                                    --------    --------
Net Cash Provided by Operating Activities                                              5,480         552

Investing Activities:
  Purchase of Business                                                                (4,214)          0
  Purchases of Property, Plant and Equipment                                          (3,324)     (4,702)
  Proceeds from Sale of Property, Plant and Equipment - Net                               20          78
  Other Investments                                                                     (153)          0
                                                                                    --------    --------
Net Cash (Used in) Investing Activities                                               (7,671)     (4,624)

Financing Activities:
  Payment of Dividends                                                                (3,528)     (3,317)
  Proceeds from Issuance of Common Stock                                                 143         194
  Principal Payments on Long-Term Debt                                                  (121)       (141)
  Proceeds from Issuance of Long-Term Debt                                               208         263
                                                                                    --------    --------
Net Cash (Used in) Financing Activities                                               (3,298)     (3,001)
Effect of Exchange Rate Changes on Cash                                                1,223         640
                                                                                    --------    --------

Net (Decrease) in Cash and Cash Equivalents                                           (4,266)     (6,433)
Cash and Cash Equivalents at Beginning of Year                                        65,609      65,329
                                                                                    --------    --------

Cash and Cash Equivalents at End of Period                                          $ 61,343    $ 58,896
                                                                                    ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                          $    253    $    176
  Income Taxes                                                                         4,559       7,050

See Notes to Condensed Consolidated Financial Statement

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 1998


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 1998, and July 3l, 1998, and its results of operations and its cash flows for the three months ended October 31, 1998, and l997. The consolidated balance sheet at July 31, l998, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

         Last fiscal year the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 15, 1997. Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                 Fiscal 1999       Fiscal 1998
                                                 -----------       -----------
                                                 1st Quarter       1st Quarter
Numerator:
  Net income                                      $8,711,000        $8,210,000
  Less:  Preferred stock dividends                   (64,784)          (64,784)
                                                  ----------        ----------
  Numerator for basic and diluted
    Class A earnings per share                    $8,646,216        $8,145,216

  Less:  Preferential dividends                     (690,541)         (676,298)
          Preferential dividends on
            dilutive stock options                    (2,522)           (9,140)
                                                  ----------        ----------
  Numerator for basic and diluted
    Class B earnings per share                    $7,953,153        $7,459,778
                                                  ==========        ==========

                                                        Fiscal 1999            Fiscal 1998
                                                        -----------            -----------
                                                        1st Quarter            1st Quarter
Denominator:
  Denominator for basic earnings
    per share for both Class A and B                       22,499,432       22,074,575
  Plus: Effect of dilutive stock options                       75,735          274,475
                                                          -----------      -----------
  Denominator for diluted earnings
     per share for both Class A and B                      22,575,167       22,349,050
                                                          ===========      ===========

Class A common stock earnings per share calculation:
         Basic                                                  $0.38            $0.37
         Diluted                                                $0.38            $0.36

Class B common stock earnings per share calculation:
         Basic                                                  $0.35            $0.34
         Diluted                                                $0.35            $0.33

         Options to purchase 1,629,684 and 213,100 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending October 31, 1998, and 1997, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - Comprehensive Income

         Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' investment. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. Total comprehensive income, which was comprised of net income and foreign currency adjustments, amounted to approximately $12,808,000 and $9,854,000 for the three months ended October 31, 1998 and 1997, respectively.

NOTE D - Restructuring

         During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $5,390,000 related primarily to a provision for severance costs associated with a reduction in workforce at its operations around the world. The workforce reduction of 7.5%, approximately 200 people, was essentially completed in August 1998.

         A reconciliation of activity with respect to the Company's restructuring is as follows:

                  Provision, 1998                                     $ 5,390,000
                  Noncash asset write-offs                               (376,000)
                  Cash payments associated with severance              (1,215,000)
                                                                      -----------

                  Ending balance, October 31, 1998                    $ 3,799,000

NOTE E - Acquisition

         Effective August 16, 1998, the Company acquired the common stock of VEB Sistemas de Etiquetas Ltda. located in Sao Paulo, Brazil, an industrial label manufacturer, for cash of approximately $4,400,000. The purchase price of this acquisition is subject to change based on post-closing adjustments.

         This acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the date of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisition had been consummated as of the beginning of the periods presented are not significant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

         For the three months ended October 31, 1998, revenues of $116,802,000 were 1.3% higher than the same quarter of the previous year. Sales of the Company's international operations increased 8.7%. Of that increase, continued market penetration in Brady's operations outside the United States increased international sales by 4.8%. The acquisitions of Techniques Avancees, GrafTek Inc. and VEB Sistemas de Etiquetas Ltda. increased international sales by 5.4%. These increases were somewhat offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 1.5 percentage points. Sales of the Company's U.S. operations decreased 4.0%, due primarily to weakness in electrical and electronics markets.

         The cost of products sold decreased from 45.6% to 43.9% as a percentage of sales during the first quarters of 1997 and 1998. Reduced costs due to changes in product mix, the workforce reduction and manufacturing efficiencies from the Company's continuous improvement efforts were partially offset by increased depreciation, amortization expenses from the acquisitions and by increases in inventory reserves. Selling, general and administrative expenses as a percentage of sales increased from 38.8% to 39.7% due primarily to the acquisitions and the increase in direct marketing efforts. Research and development expenditures decreased 3.3% in this year's quarter to $4,646,000, compared to $4,806,000 in last year's quarter.

         Operating income increased 10.6% to $14,529,000, compared to $13,133,000 in the prior year because of the factors cited above.


         Investment and other income decreased $501,000 over the same period last year. This decrease was the result of foreign exhange losses and lower investment income because of lower cash balances as a result of the acquisitions and lower interest rates.

         Income before income taxes increased 6.1% over the same period last year. The effective tax rate was 39.5% this year and last year.

         Net income increased 6.1% to $8,711,000, compared to $8,210,000 for the same quarter of the previous year. On a per share basis, fully diluted net income for the three months ended October 31, 1998, was $0.38 compared to $0.36 for the same quarter of the previous year.

Financial Condition

         The Company's liquidity remains strong. The current ratio as of October 31, 1998, was 3.4 to 1. Cash and cash equivalents were $61,343,000 at October 31, 1998, compared to $65,609,000 at July 31, 1998. The decrease was primarily due to the acquisition of VEB Sistemas de Etiquetas Ltda. Working capital increased $4,274,000 during the quarter and equaled $129,660,000 as of October 31, 1998.

         The Company continues to maintain significant cash balances, although about 6.5% lower than at July 31, 1998. The decrease was due primarily to the acquisition of VEB Sistemas de Etiquetas Ltda. Cash flow from operations totaled $5,480,000 for the three months ended October 31, 1998, compared to $552,000 for the same period last year primarily from the decrease in inventory, prepaid assets and accounts payable and other liabilities. Capital expenditures were $3,324,000 in the three months ended October 31, 1998, compared to $4,702,000 in last year's first quarter. These expenditures were primarily progress payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $3,298,000 of cash in the first three months of fiscal 1999, compared to $3,001,000 for the same period last year.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.5% at October 31, 1998, compared to 1.6% at July 31, 1998.

         The Company believes that its cash and cash equivalents and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

Year 2000 Compliance

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue (the "Issue"). As the year 2000 approaches, such systems may be unable to process certain date-based information. This could result in a system failure or miscalculations causing disruptions of operations and the inability to engage in normal business activities. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by the Issue.

         The Company has a comprehensive plan to address the Issue. The plan includes (i) the complete inventory of all in-house computers, software and other equipment utilizing microprocessors and identification of all hardware and software affected by the Issue; (ii) modification of the affected systems; and
(iii) testing the modified system, installing the changes and auditing the installed system for final compliance. The Company is using both internal and external resources to implement its plan. The Company has generally completed the inventory phase and is at various stages of modification and testing of these systems. The Company expects to complete the majority of its efforts in this area by early calendar 1999, leaving adequate time to assess and correct any significant issues that materialize. The Company currently estimates that the total cost of its Year 2000 project will be approximately $2,000,000. Costs associated with this issue have been and will continue to be expensed as incurred and are not expected to have a material effect on the results of operations, cash flows or financial condition of the Company.

         As a third-party supplier of software and printing systems to other companies, the Company has posted its own product compliance status on its Internet site (www.bradycorp.com).

         The Company is in the process of formally communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Compliance issues. The Company can not guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

         The costs of the project and the timetable in which the Company plans to complete the Year 2000 requirements are based upon management's best estimates, which are derived utilizing assumptions of future events including the continued availability of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. However, there can be no guarantee that these estimates will be achieved, and actual results could differ significantly from these plans. If the Company's plan to address the Issue is not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition and results of operations.

         Management of the Company believes it has an effective program in place to resolve the Issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable to take customer orders, manufacture and ship products, invoice customers and collect payments, or the Company could be subject to litigation for product failure. The amount of potential liability and lost revenue has not been estimated.

         Contingency plans will be developed in the second quarter of calendar 1999 and most of calendar 1999 has been reserved for final verification of all Year 2000 Compliance processes and rehearsal of contingency plans.

Forward-Looking Statements

         Matters in this Quarterly Report may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information in this report involves risks and uncertainties, including, but not limited to, variations in the economic or political conditions in the countries with which the Company does business; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; technology changes; the continued availability of sources of supply; domestic and international economic conditions and growth rates; the ability of the Company to timely adjust its cost structure to changes in levels of sales, product mix and low levels of order backlog; the ability of the Company to acquire new businesses; risks associated with the Year 2000 Compliance issue; and other risks indicated in filings by the Company with the Securities and Exchange Commission. The Company cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits

                           None

                   (b)     Reports on Form 8-K.

                           The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 1998.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                    W. H. BRADY CO.

Date:  December 4, 1998             /s/ K. M. Hudson
       ------------------------     -----------------------------
                                    K. M. Hudson
                                    President


Date:  December 4, 1998             /s/ F. Jaehnert
       ------------------------     -----------------------------
                                    F. M. Jaehnert
                                    Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)