Form 10-Q
period 1999-01-31
BRADY CORP
filed 1999-02-26
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended January 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from     to
                                                       ---    ---

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

         As of February 24, 1999, there were outstanding 20,777,913 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

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

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                                                 ASSETS                             January 31, 1999      July 31, 1998
                                                                                      (Unaudited)

Current assets:
   Cash and cash equivalents                                                           $  69,552              $  65,609
   Accounts receivable, less allowance for losses ($2,282 and $2,011 respectively)        67,688                 63,365
   Inventories                                                                            38,411                 38,444
   Prepaid expenses and other current assets                                              12,320                 16,635
                                                                                       ---------              ---------

                                          Total current assets                           187,971                184,053

Other assets:
   Intangibles - net                                                                      54,375                 53,528
   Other                                                                                   7,507                  7,078

Property, plant and equipment:
   Cost:
       Land                                                                                5,018                  4,988
       Buildings and improvements                                                         39,988                 39,595
       Machinery and equipment                                                            85,206                 83,146
       Construction in progress                                                           15,555                 11,705
                                                                                       ---------              ---------

                                                                                         145,767                139,434
   Less accumulated depreciation                                                          77,581                 72,269
                                                                                       ---------              ---------

                                   Net property, plant and equipment                      68,186                 67,165
                                                                                       ---------              ---------

Total                                                                                  $ 318,039              $ 311,824
                                                                                       =========              =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                    $  17,112              $  15,761
   Wages and amounts withheld from employees                                              16,921                 19,542
   Taxes, other than income taxes                                                          2,400                  2,033
   Accrued income taxes                                                                    6,886                  9,276
   Other current liabilities                                                              10,207                 11,647
   Current maturities on long-term debt                                                      407                    408
                                                                                       ---------              ---------

                                       Total current liabilities                          53,933                 58,667

Long-term debt, less current maturities                                                    3,839                  3,716

Other liabilities                                                                         15,041                 16,068
                                                                                       ---------              ---------

                                           Total liabilities                              72,813                 78,451

Stockholders' investment:
   Preferred stock                                                                         2,855                  2,855
   Class A nonvoting common stock - Issued and outstanding 20,771,079                        207                    207
     and 20,726,863 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                      18                     18
   Additional paid-in capital                                                             26,798                 26,131
   Earnings retained in the business                                                     217,817                208,254
   Other                                                                                  (2,678)                (3,024)
   Accumulated other comprehensive income                                                    209                 (1,068)
                                                                                       ---------              ---------

                                     Total stockholders' investment                      245,226                233,373
                                                                                       ---------              ---------

Total                                                                                  $ 318,039              $ 311,824
                                                                                       =========              =========


See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)



                                                                                               (Unaudited)

                                                                           Three Months Ended              Six Months Ended
                                                                               January 31                     January 31
                                                                          1999           1998            1999            1998
                                                                        ----------    ------------    ------------    ------------
Net sales                                                               $ 112,309      $ 107,150      $ 229,111      $ 222,452

Operating expenses:
   Cost of products sold                                                   50,001         47,639        101,279        100,224
   Research and development                                                 4,362          4,967          9,008          9,773
   Selling, general and administrative                                     44,836         43,343         91,185         88,121
                                                                        ---------      ---------      ---------      ---------
Total operating expenses                                                   99,199         95,949        201,472        198,118

Operating income                                                           13,110         11,201         27,639         24,334

Other income and (expense):
   Investment and other income - net                                          172            710            186          1,225
   Interest expense                                                          (103)           (60)          (248)          (139)
                                                                        ---------      ---------      ---------      ---------

Income before income taxes                                                 13,179         11,851         27,577         25,420

Income taxes                                                                5,205          4,682         10,892         10,041
                                                                        ---------      ---------      ---------      ---------

Net income                                                                  7,974          7,169         16,685         15,379


Earnings retained in business at beginning of period                      213,437        198,495        208,254        193,602

Less dividends:
   Preferred stock                                                            (65)           (65)          (130)          (130)
   Common stock                                                            (3,529)        (3,332)        (6,992)        (6,584)
                                                                        ---------      ---------      ---------      ---------


Earnings retained in business at end of period                          $ 217,817        202,267      $ 217,817        202,267
                                                                        =========      =========      =========      =========





Net Income - Class A Nonvoting Common Share

                                                              Basic     $    0.35      $    0.32      $    0.74      $    0.69
                                                                        =========      =========      =========      =========

                                                            Diluted     $    0.35      $    0.31      $    0.73      $    0.68
                                                                        =========      =========      =========      =========


Net Income - Class B Voting Common Share

                                                              Basic     $    0.35      $    0.32      $    0.70      $    0.66
                                                                        =========      =========      =========      =========

                                                            Diluted     $    0.35      $    0.31      $    0.70      $    0.65
                                                                        =========      =========      =========      =========


See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                            (Unaudited)
                                                                                           Six Months Ended
                                                                                             January 31
                                                                                       1999            1998
                                                                                  --------------   ------------
Operating Activities:
Net Income                                                                            $ 16,685      $ 15,379
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                            7,424         6,552
  (Gain) Loss on Sale of Property, Plant & Equipment                                        30           127
  Provision for Losses on Accounts Receivable                                              521           717
  Amortization of Restricted Stock                                                         347             0

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                            (3,324)        1,292
  (Increase) Decrease in Inventory                                                         889        (2,555)
  (Increase) Decrease in Prepaid Expense                                                 4,415        (1,008)
  Increase (Decrease) in Accounts Payable and  Other Liabilities                        (4,274)       (4,142)
  Increase (Decrease) in Income Taxes                                                   (2,792)       (2,837)
                                                                                      --------      --------
Net Cash Provided by Operating Activities                                               19,921        13,525

Investing Activities:
  Purchase of Business                                                                  (4,214)            0
  Purchases of Property, Plant and Equipment                                            (6,298)       (7,014)
  Proceeds from Sale of Property, Plant and Equipment - Net                                173           161
  Other Investments                                                                       (175)            0
                                                                                      --------      --------
Net Cash (Used in) Investing Activities                                                (10,514)       (6,853)

Financing Activities:
  Payment of Dividends                                                                  (7,122)       (6,714)
  Proceeds from Issuance of Common Stock                                                   667           369
  Stock Released from Restriction                                                            0           306
  Principal Payments on Long-Term Debt                                                    (246)         (264)
  Proceeds from Issuance of Long-Term Debt                                                 343           470
                                                                                      --------      --------
Net Cash (Used in) Financing Activities                                                 (6,358)       (5,833)
Effect of Exchange Rate Changes on Cash                                                    894           216
                                                                                      --------      --------

Net Increase in Cash and Cash Equivalents                                                3,943         1,055
Cash and Cash Equivalents at Beginning of Year                                          65,609        65,329
                                                                                      --------      --------

Cash and Cash Equivalents at End of Period                                            $ 69,552      $ 66,384
                                                                                      ========      ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                            $    325      $    211
  Income Taxes                                                                          12,029        14,306



See Notes to Condensed Consolidated Financial Statement

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 1999


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 1999, and July 3l, 1998, its results of operations for the three months and six months ended January 31, 1999, and l998 and its cash flows for the six months ended January 31, 1999, and 1998. The consolidated balance sheet at July 31, l998, has been taken from the audited consolidated financial statements of that date and condensed.

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


                                              Fiscal 1999                           Fiscal 1998
                                   --------------------------------       -----------------------------
                                       2nd Quarter          6-Month          2nd Quarter       6-Month
Numerator:
Net income                            $  7,974,000      $ 16,685,000      $  7,169,000      $ 15,379,000
Less:  Preferred stock dividends           (64,784)         (129,567)          (64,784)         (129,567)
                                      ------------      ------------      ------------      ------------
Numerator for basic and diluted
  Class A earnings per share          $  7,909,216      $ 16,555,433      $  7,104,216      $ 15,249,433

Less:  Preferential dividends                   --          (690,541)               --          (676,298)
        Preferential dividends on
          dilutive stock options                --            (2,739)               --            (9,140)
                                      ------------      ------------      ------------      ------------
Numerator for basic and diluted
  Class B earnings per share          $  7,909,216      $ 15,862,937      $  7,104,216      $ 14,563,995
                                      ============      ============      ============      ============


                                                 Fiscal 1999                      Fiscal 1998
                                      ----------------------------      -----------------------------
                                           2nd Quarter     6-Month       2nd Quarter      6-Month
Denominator:
Denominator for basic earnings
  per share for both Class A and B         22,529,702     22,514,567     22,379,633     22,227,104

Plus: Effect of dilutive stock options        185,864        115,104        270,711        266,981
                                           ----------      ---------     ----------      ---------


Denominator for diluted earnings
   per share for both Class A and B        22,715,566     22,629,671     22,650,344     22,494,085
                                           ==========     ==========     ==========     ==========




Class A common stock earnings per share calculation:
         Basic                                           $0.35        $0.74        $0.32       $0.69
         Diluted                                         $0.35        $0.73        $0.31       $0.68

Class B common stock earnings per share calculation:
         Basic                                           $0.35        $0.70        $0.32       $0.66
         Diluted                                         $0.35        $0.70        $0.31       $0.65


         Options to purchase 238,317 and 212,450 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending January 31, 1999, and 1998, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 1,024,418 and 218,450 shares of Class A common stock were not included in the computations of diluted earnings per share for the six months ending January 31, 1999, and 1998, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive

NOTE C - Comprehensive Income

         Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' investment. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. Total comprehensive income, which was comprised of net income and foreign currency adjustments, amounted to approximately $5,154,000 and $5,020,000 for the three months ended January 31, 1999 and 1998, respectively, and $17,962,000 and $14,874,000 for the six months ended January 31, 1999 and 1998, respectively.

NOTE D - Restructuring

         During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $5,390,000 related primarily to a provision for severance costs associated with a reduction in workforce at is operations around the world. The workforce reduction of 7.5%, approximately 200 people, was essentially completed in August 1998.

         A reconciliation of activity with respect to the Company's restructuring is as follows:



Provision, 1998                             $ 5,390,000
Noncash asset write-offs                        376,000)
Cash payments associated with severance      (1,215,000)
                                            -----------
Ending balance, October 31, 1998            $ 3,799,000
Cash payments associated with severance      (1,367,000)
                                            -----------

Ending balance, January 31, 1999            $ 2,432,000
                                            ===========


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended January 31, 1999, revenues of $112,309,000 were 4.8% higher than the same quarter of the previous year. For the six months ended January 31, 1999, revenues of $229,111,000 were 3.0% higher than the same period last year. Sales of the Company's international operations increased 13.1% for the quarter and 10.9% for the six months ended January 31, 1999. Of that increase, continued market penetration in Brady's operations outside the United States increased international sales by 6.2% for the quarter and 5.5% for the six month period. The acquisitions of Techniques Avancees, GrafTek Inc. and VEB Sistemas de Etiquetas Ltda. increased international sales by 5.7% for the quarter and 5.6% for the six months. These increases were also impacted by the effects of fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased international sales growth by 1.2 percentage points in the quarter and decreased them by 0.2 percentage points in the six months. Sales of the Company's U.S. operations decreased 1.7% in the quarter and 2.9% for the six months ended January 31, 1999, due primarily to weakness in electrical and electronics markets.

         The cost of products sold as a percentage of sales was 44.5% for the quarter and 44.2% for the six months ended January 31, 1999, compared to 44.5% and 45.1% for the same periods last year. Reduced costs due to changes in product mix, the workforce reduction and manufacturing efficiencies from the Company's continuous improvement efforts were offset by increases in inventory reserves and increased depreciation and amortization expenses from the acquisitions. Selling, general and administrative expenses as a percentage of sales were 39.9% for the quarter compared to 40.5% for the same quarter of the previous year. For the six months ended January 31, 1999, this percentage was 39.8% compared to 39.6% for the same period last year. These changes are due primarily to the acquisitions and increased direct marketing efforts. Research and development expenditures decreased 12.2% for the quarter and 7.8% for the six months ended January 31, 1999, over the same periods last year.

         Operating income was $13,110,000 for the quarter and $27,639,000 for the six months ended January 31, 1999, compared to $11,201,000 and $24,334,000 for the same periods last year because of the factors cited above. Investment and other income decreased $538,000 for the quarter and $1,039,000 for the six months ended January 31, 1999, over the same periods last year. These decreases were the result of foreign exchange losses and lower investment income because of lower interest rates.

         Income before income taxes increased 11.2% for the quarter and 8.5% for the six months ended January 31, 1999, compared to prior year results. The effective tax rate was 39.5% this year and last year.

         Net income for the three months ended January 31, 1999, increased 11.2% to $7,974,000, compared to $7,169,000 for the same quarter of the previous year. For the six months ended January 31, 1999, net income increased 8.5% to $16,685,000 from $15,379,000 for the same period last year. On a per share basis, fully diluted net income for the three months ended January 31, 1999, was $0.35 compared to $0.31 for the same quarter of the previous year. For the six months ended January 31, 1999, fully diluted net income per share was $0.73 compared to $0.68 for the same period last year.

Financial Condition

         The Company's liquidity remains strong. The current ratio as of January 31, 1999, was 3.5 to 1. Cash and cash equivalents were $69,552,000 at January 31, 1998, compared to $65,609,000 at July 31, 1998. Working capital increased $8,652,000 during the six months and equaled $134,038,000 as of January 31, 1999.

         The Company continues to maintain significant cash balances due in large part to its strong operating cash flow which totaled $19,921,000 for the six months ended January 31, 1999, compared to $13,525,000 for the same period last year. Capital expenditures were $6,298,000 in the six months ended January 31, 1999, compared to $7,014,000 in the first six months last year. These expenditures were primarily progress payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $6,358,000 of cash in the first six months of fiscal 1999, compared to $5,833,000 for the same period last year.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.5% at January 31, 1999, compared to 1.6% at July 31, 1998.

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

         The Company has a comprehensive plan to address the Issue. The plan includes (i) the complete inventory of all in-house computers, software and other equipment utilizing microprocessors and identification of all hardware and software affected by the Issue; (ii) modification of the affected systems; and
(iii) testing the modified system, installing the changes and auditing the installed system for final compliance. The Company is using both internal and external resources to implement its plan. The Company has generally completed the inventory phase and is at various stages of modification and testing of these systems. The Company feels it has adequate time to assess and correct any significant issues that materialize. The Company currently estimates that the total cost of its Year 2000 project will be approximately $2,000,000. Costs associated with this issue have been and will continue to be expensed as incurred and are not expected to have a material effect on the results of operations, cash flows or financial condition of the Company.

         As a third-party supplier of software and printing systems to other companies, the Company has posted its own product compliance status on its Internet site (www.bradycorp.com).

         The Company has completed the process of formally communicating with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Compliance issues. The Company can not guarantee that the systems of other companies on which the Company's systems rely will be converted on time, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on form 8-K during the quarter ended January 31, 1999.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                                     BRADY CORPORATION

Date:  February 26, 1999                          /s/ K.M. Hudson
       ----------------------------               ---------------------------
                                                  K. M. Hudson
                                                  President


Date:  February 26, 1999                          /s/ F. M. Jaehnert
       ----------------------------               ---------------------------
                                                  F. M. Jaehnert
                                                  Vice President & Chief
                                                  Financial Officer
                                                  (Principal Accounting Officer)