Form 10-Q
period 1999-04-30
BRADY CORP
filed 1999-05-27
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               -
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended April 30, 1999
                                                --------------
                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from      to
                                                      ------  ------
                         Commission File Number 0-12730

                                BRADY CORPORATION

             (Exact name of registrant as specified in its charter)

WISCONSIN                                        39-0178960
---------                                        ----------
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

Yes X   No
    -      -
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 27, 1999, there were outstanding 20,782,076 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

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

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)


                              ASSETS                                                 April 30, 1999     July 31, 1998
                                                                                     --------------    ---------------
                                                                                      (Unaudited)
Current assets:
 Cash and cash equivalents                                                              $ 83,863        $ 65,609
 Accounts receivable, less allowance for losses ($2,516 and $2,011 respectively)          70,386          63,365
 Inventories                                                                              36,834          38,444
 Prepaid expenses and other current assets                                                13,913          16,635
                                                                                        --------        --------

                                          Total current assets                           204,996         184,053

Other assets:
   Intangibles - net                                                                      57,837          53,528
   Other                                                                                   7,324           7,078

Property, plant and equipment:
   Cost:
       Land                                                                                5,011           4,988
       Buildings and improvements                                                         40,119          39,595
       Machinery and equipment                                                            98,550          83,146
       Construction in progress                                                            3,481          11,705
                                                                                        --------        --------

                                                                                         147,161         139,434
   Less accumulated depreciation                                                          79,429          72,269
                                                                                        --------        --------

                                   Net property, plant and equipment                      67,732          67,165
                                                                                        --------        --------

Total                                                                                   $337,889        $311,824
                                                                                        ========        ========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                     $  15,382       $  15,761
   Wages and amounts withheld from employees                                               20,830          19,542
   Taxes, other than income taxes                                                           2,637           2,033
   Accrued income taxes                                                                    13,021           9,276
   Other current liabilities                                                               13,897          11,647
   Current maturities on long-term debt                                                       386             408
                                                                                        ---------       ---------

                                       Total current liabilities                           66,153          58,667

Long-term debt, less current maturities                                                     3,770           3,716

Other liabilities                                                                          15,141          16,068
                                                                                        ---------       ---------

                                           Total liabilities                               85,064          78,451

Stockholders' investment:
   Preferred stock                                                                          2,855           2,855
   Class A nonvoting common stock - Issued and outstanding 20,778,575                         207             207
     and 20,726,863 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                       18              18
   Additional paid-in capital                                                              26,945          26,131
   Earnings retained in the business                                                      227,160         208,254
   Other                                                                                   (2,504)         (3,024)
   Accumulated other comprehensive income                                                  (1,856)         (1,068)
                                                                                        ---------       ---------

                                     Total stockholders' investment                       252,825         233,373
                                                                                        ---------       ---------

Total                                                                                   $ 337,889       $ 311,824
                                                                                        =========       =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                         (Unaudited)

                                                                         Three Months Ended         Nine Months Ended
                                                                               April 30                 April 30
                                                                          1999         1998        1999          1998
                                                                       ---------    ---------    ---------    ---------
Net sales                                                              $ 121,455    $ 118,784    $ 350,566    $ 341,236

Operating expenses:
   Cost of products sold                                                  50,501       51,673      151,780      151,897
   Research and development                                                4,044        5,170       13,052       14,943
   Selling, general and administrative                                    46,182       45,329      137,367      133,450
                                                                       ---------    ---------    ---------    ---------
Total operating expenses                                                 100,727      102,172      302,199      300,290

Operating income                                                          20,728       16,612       48,367       40,946

Other income and (expense):
   Investment and other income - net                                         360         (156)         546        1,069
   Interest expense                                                         (104)         (90)        (352)        (229)
                                                                       ---------    ---------    ---------    ---------

Income before income taxes                                                20,984       16,366       48,561       41,786

Income taxes                                                               8,047        6,339       18,939       16,380
                                                                       ---------    ---------    ---------    ---------

Net income                                                                12,937       10,027       29,622       25,406


Earnings retained in business at beginning of period                     217,817      202,267      208,254      193,602

Less dividends:
   Preferred stock                                                           (65)         (65)        (194)        (194)
   Common stock                                                           (3,529)      (3,355)     (10,522)      (9,940)
                                                                       ---------    ---------    ---------    ---------


Earnings retained in business at end of period                         $ 227,160      208,874    $ 227,160      208,874
                                                                       =========    =========    =========    =========





Net Income - Class A Nonvoting Common Share

                                                               Basic   $    0.57    $    0.44    $    1.31    $    1.13
                                                                       =========    =========    =========    =========

                                                             Diluted   $    0.57    $    0.44    $    1.30    $    1.12
                                                                       =========    =========    =========    =========


Net Income - Class B Voting Common Share

                                                               Basic   $    0.57    $    0.44    $    1.28    $    1.10
                                                                       =========    =========    =========    =========

                                                             Diluted   $    0.57    $    0.44    $    1.27    $    1.09
                                                                       =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                       (Unaudited)
                                                                                    Nine Months Ended
                                                                                        April 30
                                                                                     1999         1998
                                                                                   --------     --------
Operating Activities:
Net Income                                                                          $ 29,622    $ 25,406
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
  Depreciation & Amortization                                                         11,320       9,766
  (Gain) Loss on Sale of Property, Plant & Equipment                                      23         144
  Provision for Losses on Accounts Receivable                                            916         737
  Amortization of Restricted Stock                                                       521           0

Changes in Operating Assets & Liabilities:
  (Increase) Decrease in Accounts Receivable                                          (6,869)     (2,580)
  (Increase) Decrease in Inventory                                                     2,316      (1,323)
  (Increase) Decrease in Prepaid Expense                                               1,671      (2,861)
  Increase (Decrease) in Accounts Payable and Other Liabilities                        2,378       5,338
  Increase (Decrease) in Income Taxes                                                  3,152      (1,465)
                                                                                    --------    --------
Net Cash Provided by Operating Activities                                             45,050      33,162

Investing Activities:
  Purchases of Businesses                                                             (9,672)    (19,332)
  Purchases of Property, Plant and Equipment                                          (8,508)    (12,030)
  Proceeds from Sale of Property, Plant and Equipment - Net                              189         224
  Other Investments                                                                     (161)          0
                                                                                    --------    --------
Net Cash (Used in) Investing Activities                                              (18,152)    (31,138)

Financing Activities:
  Payment of Dividends                                                               (10,716)    (10,134)
  Proceeds from Issuance of Common Stock                                                 814         927
  Stock Released from Restriction                                                          0         518
  Principal Payments on Long-Term Debt                                                  (676)       (409)
  Proceeds from Issuance of Long-Term Debt                                               288         855
                                                                                    --------    --------
Net Cash (Used in) Financing Activities                                              (10,290)     (8,243)
Effect of Exchange Rate Changes on Cash                                                1,646         710
                                                                                    --------    --------

Net Increase/(Decrease) in Cash and Cash Equivalents                                  18,254      (5,509)
Cash and Cash Equivalents at Beginning of Year                                        65,609      65,329
                                                                                    --------    --------

Cash and Cash Equivalents at End of Period                                          $ 83,863    $ 59,820
                                                                                    ========    ========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                                                          $    246    $    172
  Income Taxes                                                                        12,958      15,146


See Notes to Condensed Consolidated Financial Statement

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 1999


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 1999, and July 3l, 1998, its results of operations for the three months and nine months ended April 30, 1999, and l998 and its cash flows for the nine months ended April 30, 1999, and 1998. The consolidated balance sheet at July 31, l998, has been taken from the audited consolidated financial statements of that date and condensed.

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

                                                      Fiscal 1999                                  Fiscal 1998
                                           -----------------------------------           ----------------------------------
                                           3rd Quarter            9-Month                3rd Quarter            9-Month
Numerator:
  Net income                               $ 12,937,000           $ 29,622,000           $ 10,027,000           $ 25,406,000
  Less:  Preferred stock dividends              (64,784)              (194,351)               (64,784)              (194,351)
                                           ------------           ------------           ------------           ------------
  Numerator for basic and diluted
    Class A earnings per share             $ 12,872,216           $ 29,427,649           $  9,962,216           $ 25,211,649

  Less:  Preferential dividends                    --                 (690,541)                  --
                                                                                                                    (676,298)
          Preferential dividends on
            dilutive stock options                 --                   (2,739)                  --                   (9,140)
                                           ------------           ------------           ------------           ------------
  Numerator for basic and diluted
    Class B earnings per share             $ 12,872,216           $ 29,734,369           $  9,962,216           $ 24,526,211
                                           ============           ============           ============           ============




                                                                   Fiscal 1999                       Fiscal 1998
                                                           ---------------------------       ---------------------------
                                                           3rd Quarter      9-Month          3rd Quarter      9-Month
Denominator:
  Denominator for basic earnings
    per share for both Class A and B                       22,546,554       22,524,995       22,484,642       22,311,063

  Plus: Effect of dilutive stock options                      146,927          117,105          274,747          268,268
                                                           ----------       ----------       ----------       ----------
  Denominator for diluted earnings
     per share for both Class A and B                      22,693,481       22,642,100       22,759,389       22,579,331
                                                           ==========       ==========       ==========       ==========

Class A common stock earnings per share calculation:
         Basic                                                 $ 0.57            $1.31            $0.44            $1.13
         Diluted                                               $ 0.57            $1.30            $0.44            $1.12

Class B common stock earnings per share calculation:
         Basic                                                 $ 0.57            $1.28            $0.44            $1.10
         Diluted                                               $ 0.57            $1.27            $0.44            $1.09

     Options to purchase 466,918 and 18,550 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending April 30, 1999, and 1998, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Options to purchase 1,005,418 and 230,350 shares of Class A common stock were not included in the computations of diluted earnings per share for the nine months ending April 30, 1999, and 1998, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive

NOTE C - Comprehensive Income

     Effective August 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' investment. Statement 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. Total comprehensive income, which was comprised of net income and foreign currency adjustments, amounted to approximately $10,872,000 and $10,635,000 for the three months ended April 30, 1999 and 1998, respectively, and $28,834,000 and $25,509,000 for the nine months ended April 30, 1999 and 1998, respectively.

NOTE D - Restructuring

     During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $5,390,000 related primarily to a provision for severance costs associated with a reduction in workforce at its operations around the world. The workforce reduction of 7.5%, approximately 200 people, was essentially completed in August 1998.

     A reconciliation of activity with respect to the Company's restructuring is as follows:

      Provision, 1998                                      $5,390,000
      Noncash asset write-offs                               (376,000)
      Cash payments associated with severance              (1,215,000)
                                                           -----------
      Ending balance, October 31, 1998                     $3,799,000
      Cash payments associated with severance              (1,367,000)
                                                           -----------
      Ending balance, January 31, 1999                     $2,432,000
      Cash payments associated with severance                (966,000)
                                                           -----------
      Ending balance, April 30, 1999                      $ 1,466,000
                                                          ============

NOTE E - Acquisitions

     Effective August 16, 1998, the Company acquired the common stock of VEB Sistemas de Etiquetas Ltda. located in Sao Paulo, Brazil, an industrial label manufacturer, for cash of approximately $4,400,000. The purchase price of this acquisition is subject to change based on post-closing adjustments.

     Effective March 26, 1999, the Company acquired Barcodes West, Inc. located in Seattle, Washington, a label manufacturer and software and service provider, for cash of approximately $5,600,000. The purchase price of this acquisition is subject to change based on post-closing adjustments.

     These acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the dates of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisitions had been consummated as of the beginning of the periods presented are not significant.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

     For the three months ended April 30, 1999, revenues of $121,455,000 were 2.3% higher than the same quarter of the previous year. For the nine months ended April 30, 1999, revenues of $350,566,000 were 2.7% higher than the same period last year. Sales of the Company's international operations increased 4.0% for the quarter and 8.4% for the nine months ended April 30, 1999. Of that increase, continued market penetration in Brady's operations outside the United States increased international sales by 0.2% for the quarter and 5.5% for the nine month period. The acquisitions last year of Techniques Avancees and GrafTek Inc. and this year's acquisition of VEB Sistemas de Etiquetas Ltda. increased international sales by 4.6% for the quarter and 3.4% for the nine months. These increases were partially offset by the negative effects of fluctuations in the exchange rates used to translate financial results into U.S. currency, which decreased international sales growth by 0.8% in the quarter and 0.5% in the nine months. Sales of the Company's U.S. operations increased 0.9% in the quarter and decreased 1.6% for the nine months ended April 30, 1999. The acquisition of Barcodes West, Inc. increased domestic sales by 1.1% for the quarter and 0.4% for the nine months. Core product sales decreased 0.2% for the quarter and 2.0% for the nine month period due primarily to weakness in some sectors of the U.S. industrial market.

     The cost of products sold as a percentage of sales was 41.6% for the quarter and 43.3% for the nine months ended April 30, 1999, compared to 43.5% and 44.5% for the same periods last year. This improvement was primarily caused by changes in product mix towards products with higher margins, reduced expenses from the workforce reduction and manufacturing efficiencies from the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 38.0% for the quarter compared to 38.2% for the same quarter of the previous year. For the nine months ended April 30, 1999, this percentage was 39.2% compared to 39.1% for the same period last year. Research and development expenditures decreased 21.8% for the quarter and 12.7% for the nine months ended April 30, 1999, over the same periods last year primarily as a result of the workforce reduction and lower product development project expenditures.

     Operating income was $20,728,000 for the quarter and $48,367,000 for the nine months ended April 30, 1999, compared to $16,612,000 and $40,946,000 for the same periods last year because of the factors cited above.

     Investment and other income increased $516,000 for the quarter and decreased $523,000 for the nine months ended April 30, 1999, over the same periods last year. The increase in the quarter was the result of smaller foreign exchange losses offsetting lower investment income because of lower interest rates. The decrease in the nine month period was primarily the result of foreign exchange losses and lower investment income because of lower interest rates.

     Income before income taxes increased 28.2% for the quarter and 16.2% for the nine months ended April 30, 1999, compared to prior year results. The effective tax rate was 38.3% for the quarter compared to 38.7% for the same quarter of the previous year. For the nine months ended April 30, 1999, this percentage was 39.0% compared to 39.2% for the same period last year.

     Net income for the three months ended April 30, 1999, increased 29.0% to $12,937,000, compared to $10,027,000 for the same quarter of the previous year. For the nine months ended April 30, 1999, net income increased 16.6% to $29,622,000 from $25,406,000 for the same period last year. On a per share basis, fully diluted net income for the three months ended April 30, 1999, was $0.57 compared to $0.44 for the same quarter of the previous year. For the nine months ended April 30, 1999, fully diluted net income per share was $1.30 compared to $1.12 for the same period last year.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of April 30, 1999, was 3.1 to 1. Cash and cash equivalents were $83,863,000 at April 30, 1999, compared to $65,609,000 at July 31, 1998. Working capital increased $13,457,000 during the nine months and equaled $138,843,000 as of April 30, 1999.

     The Company continues to maintain significant cash balances due in large part to its strong operating cash flow which totaled $45,050,000 for the nine months ended April 30, 1999, compared to $33,162,000 for the same period last year. Capital expenditures were $8,508,000 in the nine months ended April 30, 1999, compared to $12,030,000 in the first nine months last year. Last year's expenditures included payments made on the Company's new coating line. Financing activities, primarily the payment of dividends to the Company's stockholders, consumed $10,290,000 of cash in the first nine months of fiscal 1999, compared to $8,243,000 for the same period last year.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.5% at April 30, 1999, compared to 1.6% at July 31, 1998.

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

     Contingency plans have been developed and the rest of calendar 1999 has been reserved for final verification of all Year 2000 Compliance processes and rehearsal of contingency plans.

Forward-Looking Statements

     Matters in this Quarterly Report may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information in this report involves risks and uncertainties, including, but not limited to, variations in the economic or political conditions in the countries with which the Company does business; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; technology changes; the continued availability of sources of supply; domestic and international economic conditions and growth rates; the ability of the Company to timely adjust its cost structure to changes in levels of sales, product mix and low levels of order backlog; the ability of the Company to acquire new businesses; and risks associated with the Year 2000 Compliance issue. The Company cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on form 8-K during the quarter ended April 30, 1999.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                    BRADY CORPORATION

Date:  May 27, 1999                   /s/ K. M. Hudson
       -----------------            ---------------------------
                                    K. M. Hudson
                                    President


Date:  May 27, 1999                   /s/ F. M. Jaehnert
       -----------------           ----------------------------
                                    F. M. Jaehnert
                                    Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)