Form 10-K
period 1999-07-31
BRADY CORP
filed 1999-10-26
CIK 746598

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

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes [ ]     No [X]

     As of September 30, 1999, there were outstanding 20,855,091 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Brady Corporation 1999 Annual Report, Incorporated into Part II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                               PAGE
                                                               ----
PART I
ITEM 1. BUSINESS
  General Development of Business...........................     I-1
  Financial Information About Industry Segments.............     I-1
  Narrative Description of Business:
     Overview...............................................     I-1
     Business Strategy......................................     I-1
     Growth Strategy........................................     I-2
     Products...............................................     I-2
     Marketing and Sales....................................     I-5
     Manufacturing Process and Raw Materials................     I-5
     Technology and Product Development.....................     I-6
     International Operations...............................     I-6
     Competition............................................     I-6
     Backlog................................................     I-7
     Environment............................................     I-7
     Employees..............................................     I-7
     Acquisitions...........................................     I-7
Financial Information About Foreign and Domestic Operations
  and Export Sales..........................................     I-8
ITEM 2. PROPERTIES..........................................     I-8
ITEM 3. LEGAL PROCEEDINGS...................................     I-8
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     I-8
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................    II-1
ITEM 6. SELECTED FINANCIAL DATA.............................    II-1
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    II-1
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........    II-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................    II-1
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................   III-1
ITEM 11. EXECUTIVE COMPENSATION.............................   III-3
  Summary Compensation Table................................   III-3
  Stock Options.............................................   III-4
  Common Stock Price Performance Graph......................   III-6
  Compensation of Directors.................................   III-6
  Termination of Employment and Change in Control
     Arrangements...........................................   III-6
  Restricted Stock..........................................   III-7
  Compensation Committee Interlocks and Insider
     Participation..........................................   III-7
  Profit Sharing and Employee Thrift Plan...................   III-7
  Deferred Compensation Arrangements........................   III-8
  Compensation Committee Report on Executive Compensation...   III-9
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................  III-11
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  III-13
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
  ON FORM 8-K...............................................    IV-1
SIGNATURES..................................................    IV-5

                                     PART I

     Brady Corporation and Subsidiaries is referred to herein as the "Company" or "Brady".

ITEM 1 BUSINESS

(a) General Development of Business

     The Company, a Wisconsin corporation, currently operates 25 manufacturing facilities worldwide. Nine are located in the United States, four in France, two each in Australia and Canada and one each in Belgium, Brazil, England, Germany, Italy, Japan, Korea and Singapore. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Spain, Sweden, Taiwan and the United States. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and its telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(b) Financial Information About Industry Segments

     The information required by this Item is incorporated by reference to Note 7 to Notes to Consolidated Financial Statements on Pages 46 through 48 of the Brady Corporation 1999 Annual Report.

(c) Narrative Description of Business

OVERVIEW

     Brady Corporation is a leading international manufacturer and marketer of high-performance identification solutions and specialty coated materials. The Company's products consist of over 30,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data collection products; safety and facility identification products; and OEM components.

     The Company's products are sold in a variety of markets, including electrical, electronic, telecommunication, governmental, public utility, computer, construction, transportation equipment and education. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify and track assets, or to direct, warn, inform, train and protect people. The Company manufactures and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 1999 consisted of more than 300,000 companies, with the largest customer representing less than 6% of net sales. Sales from international operations represented 44.6%, 43.5% and 42.5% of net sales in fiscal 1999, 1998 and 1997, respectively.

BUSINESS STRATEGY

     Brady's objective is to be the leading source of high-performance identification products and specialty coated materials to niche markets worldwide. The Company expects to accomplish this objective by offering a broad range of high-quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for its shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that is focused upon the creation of shareholder value. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy its customers' requirements and expectations. Brady's commitment to product innovation is reflected in research and development efforts that include approximately 150 employees primarily dedicated to research and development activities in the United States, Canada, Belgium, France and Singapore.

     Breadth of product line. The Company's products include over 30,000 stock and thousands of custom items. The number of products offered allows Brady to serve as a one-stop shopping network for its customers. Additionally, management believes that the Company provides a broader range of identification solutions than any of its competitors.

     Focus on customers. The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased its investment in telecommunications and management information systems worldwide.

     Niche markets. The Company strives to be a major player in niche markets that allow the Company to leverage its capabilities in specialty materials, die-cut parts and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical and safety markets with certain of its products such as wire markers, pipe markers and safety signs.

GROWTH STRATEGY

     The major elements of the Company's strategy for growth include:

     New products and new markets. The Company, through its strong product innovation and development activities, seeks continually to introduce new products and explore additional applications for its products in existing and new markets.

     Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets through existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company is expanding its current sales force and is pursuing additional niche distribution channels.

     Geographic expansion. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $209,863,000, or 44.6%, of net sales in fiscal 1999. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase its penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in the Pacific Rim and in Latin America.

     Strategic acquisitions and joint ventures. While the Company intends to continue pursuing internal growth through the above strategies, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen systems offerings through the pursuit of strategic acquisitions and joint ventures. During the last three years, Brady's growth has occurred through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration.

PRODUCTS

     The Company's products consist of over 30,000 stock and thousands of custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve product and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data-collection products including wire and cable markers, high-performance labels, stand-alone printing systems, barcode and other software, radio frequency identification tags and readers and other automatic identification and data collection systems; safety and facility identification products including signs, pipe and valve markers, storage markers, asset identification tags, lockout/tagout products, traffic-control products, printing systems and software; and specialty tapes and die-cut materials.

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

INDUSTRIAL IDENTIFICATION AND DATA-COLLECTION PRODUCTS

  Wire and Cable Markers

     Brady manufactures a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and other potential hazards. Such products may be used in virtually every industrial, electrical and telecommunications market to specify the origination and/or destination of wiring and to facilitate repair or maintenance of equipment and wiring systems.

  High Performance Labels

     Brady produces a complete line of label materials to meet customers' needs for identification that performs under harsh or sensitive conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels on-site, on-demand, using thermal transfer, laser, dot matrix and inkjet printers. Brady labels range from static-dissipative labels for use on electronic components to labels that withstand extreme conditions, such as 1000 degrees Fahrenheit temperatures and harsh chemicals.

  Software and Printing Systems

     The Company designs and produces various computer software, industrial thermal-transfer and dot matrix printers and other electromechanical devices to serve the growing and specialized needs of customers. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site.

  Automatic Identification and Data-Collection Systems

     Brady's automatic identification and data collection solutions include bar-code label generating software; bar-code and radio frequency scanners; tags; and labels to enable accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over production, asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

SAFETY AND FACILITY IDENTIFICATION PRODUCTS

  Signs

     The Company manufactures safety and informational signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings.

  Pipe and Valve Markers

     The Company manufactures both self-adhesive and mechanically applied stock and custom-designed pipe markers and plastic and metal valve tags for the identification of pipes and control valves. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the system.

  Storage Markers

     The Company produces signs, self-adhesive and self-aligning die cut numbers and letters used for the systematic identification of facilities, bins and shelving. Storage marker products are primarily used by industrial companies in factories, warehouses, stockrooms and other facilities.

  Asset Identification Markers

     Brady offers a wide range of asset identification products. These include self-adhesive or mechanically mounted labels or tags made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

  Lockout/Tagout Products

     Brady offers a wide variety of lockout/tagout products. Under OSHA regulations, all energy sources must be "locked out" while machines are being serviced or maintained to prevent accidental engagement and injury. The Company's products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy and fluid transmission systems and operating machinery.

  Traffic Control Products

     The Company offers a wide variety of traffic-control devices, including directional and warning signs, barriers, cones and other devices.

  Other

     The Company also offers sign-making kits, stenciling materials, barricading products, visual warning systems, floor-marking products, safety hard-hat labels, safety badges, photo identification kits, ergonomic products, first aid cabinets/kits, body harnesses, anti-slip coatings and alarm security systems, among others.

SPECIALTY MATERIALS

  Specialty Tapes

     Brady manufactures specialty tapes and related products that are used in a variety of audio, video and computer applications. These specialty tape products are characterized by high-performance adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used. Its data-storage products include audio and video cassette splicing tapes.

  Die-Cut Materials

     The Company's precision die-cut materials are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, pagers, computer hard drives, two-way radios, global positioning systems, household appliances and medical devices.

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

MARKETING AND SALES

     The Company's products are sold in a wide variety of markets including electrical, electronic, telecommunications, governmental, public utility, computer, construction, transportation equipment and education. Brady has a diverse customer base that consisted of over 300,000 customers in fiscal 1999. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would have not have a material adverse effect upon the Company's business. In fiscal 1999, no single customer accounted for more than 6% of the Company's net sales.

     The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company currently has over 4,000 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs a sales force of over 300 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product application advice.

     The Company direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory compliance products and OEM component products, among others. Catalog operations are conducted through offices in the U.S., Australia, Brazil, Canada, England, France, Germany and Italy and include foreign-language catalogs.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating, converting, software publishing and printer engineering and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent- or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting or slitting. The Company also utilizes various graphic techniques to print or mark the materials as required.

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing costs. The Company produces the majority of its own adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit it to achieve greater flexibility in product design and manufacture and to improve its ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control allow it to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

     The materials used in the products manufactured by the Company consist primarily of plastic sheets and films (primarily polyesters and polycarbonates), paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers and solvents. The Company purchases its raw materials from many suppliers and is not dependent upon any single supplier for any of its base supply materials.

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

     The Company conducts much of its research and development activities at its approximately 39,600 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin. The Company spent approximately $17,700,000, $20,300,000, and $16,300,000 in fiscal 1999, 1998, and 1997, respectively, on its research and development activities, all of which were Company sponsored. In fiscal 1999, approximately 150 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

     In Fiscal 1999, 1998, and 1997, sales from international operations accounted for 44.6%, 43.5%, and 42.5%, respectively, of the Company's net sales. The Company's global infrastructure now supports sales and operations through subsidiaries in Australia, Belgium, Brazil, Canada, England, France, Germany, Italy, Japan, Korea, Mexico, Singapore, Spain and Sweden and sales offices in China, Hong Kong, Malaysia, the Philippines and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, Brazil, Canada, China, England, France, Korea, Malaysia, Mexico, the Philippines and Taiwan in the last three years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

     The markets for most of the Company's products are competitive. The Company believes that it is the leading domestic producer of self-adhesive wire markers, safety signs, pipe markers, audio and video splicing tapes, precision die-cut materials and bar-code label generating software. The Company competes for business principally on the basis of product quality, performance, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products to some of the world's major adhesive and electrical product companies offering some competing products as part of their product line. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

     As of July 31, 1999, the amount of the Company's backlog orders believed to be firm was $22.3 million. This compares with approximately $20.4 million and $19.9 million of backlog orders as of July 31, 1998 and 1997, respectively. Average delivery time for the Company's orders varies from one day to 12 weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

     As of July 31, 1999, the Company employed approximately 2,700 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contract and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

ACQUISITIONS

     Effective August 29, 1996, the Company entered into a joint venture, W.H. Brady Korea Co. Ltd., in Okcheon, Korea. Brady gained 100 percent ownership of the company, now named Brady Korea, Ltd., in September 1998. The company produces labels and markets printers and other Brady products.

     Effective April 30, 1997, the Company acquired the common stock of Signals S.A. located in La Rochelle, France, a marketer of safety and facility identification products, for cash of approximately $9,600,000.

     Effective March 9, 1998, the Company acquired the common stock of Techniques Avancees located in Auch, France, a bar-code-labeling-software developer, for cash of $10,735,000 and a payable of $1,030,000.

     Effective April 30, 1998, the Company acquired the common stock of GrafTek Inc. located in Toronto, Ontario, Canada, a bar-code-labeling-software developer, for cash of $8,528,000 and a payable of $933,000.

     Effective August 11, 1998, the Company acquired the common stock of VEB Sistemas de Etiquetas Ltda. located in Sao Paulo, Brazil, an industrial label manufacturer, for cash of approximately $4,400,000.

     Effective March 25, 1999, the Company acquired the assets of Barcodes West Inc. located in Seattle, Washington, a label manufacturer and software and service provider, for cash of $5,757,000.

     Effective May 7, 1999, the Company acquired the common stock of Visi Sign Pty. Ltd. located in Victoria, Australia, a manufacturer of identification products, for cash of approximately $1,396,000. The purchase price of this acquisition is subject to change based on postclosing adjustments.

     Effective July 7, 1999, the Company acquired the common stock of Holman Groupe S.A. located in Rungis, France, an automatic identification and application specialist, for cash of approximately $5,343,000 and a payable of approximately $554,000. The purchase price of this acquisition is subject to change based on postclosing adjustments.

     Effective July 30, 1999, the Company acquired the common stock of the graphics division of SOFT S.A., located in Lyon, France, a developer and distributor of printing systems, for cash of approximately $14,044,000. The purchase price of this acquisition is subject to change based on postclosing adjustments.

     Effective September 3, 1999, the Company acquired certain assets of a direct marketer of signs, labels and identification products, for cash of approximately $5,600,000. The purchase price of this acquisition is subject to change based on postclosing adjustments.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

     See Note 7 to Notes to Consolidated Financial Statements on Pages 46 through 48 of the Brady Corporation 1999 Annual Report.

ITEM 2 PROPERTIES

     The Company currently operates 25 manufacturing facilities. Nine are located in the United States, four in France, two each in Australia and Canada and one each in Belgium, Brazil, England, Germany, Italy, Japan, Korea and Singapore. The Company's primary research facility of approximately 39,600 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 1,308,000 square feet of space, of which approximately 551,000 square feet is leased. The Company believes that its equipment and facilities are modern, well-maintained and adequate for its present needs.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

(a) Market Information

     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. There are no established public trading markets for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this Item is incorporated by reference to Page 50 of the Brady Corporation 1999 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 24, 1998, was 411 and 2, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on its outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.033 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                           YEAR
                                                                                                          ENDING
                                   YEAR ENDED 7/31/98                      YEAR ENDED 7/31/99             7/31/00
                          -------------------------------------   -------------------------------------   -------
                          1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                          -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A.................   $.15      $.15      $.15      $.15      $.16      $.16      $.16      $.16      $.17
Class B.................    .12       .15       .15       .15       .13       .16       .16       .16       .14

ITEM 6 SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 28 and 29 of the Brady Corporation 1999 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to Pages 30 through 34 of the Brady Corporation 1999 Annual Report.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to Pages 35 through 50 of the Brady Corporation 1999 Annual Report and the table on page II-2.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                       BRADY CORPORATION AND SUBSIDIARIES

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                               QUARTERS
                                             --------------------------------------------
                                              FIRST       SECOND      THIRD       FOURTH        TOTAL
                                              -----       ------      -----       ------        -----
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net Sales................................    $116,802    $112,309    $121,455    $120,296      $470,862
Gross Margin.............................      65,524      62,308      70,954      69,873       268,659
Operating Income.........................      14,529      13,110      20,728      15,405        63,772
Net Income...............................       8,711       7,974      12,937       9,962        39,584
Net Income Per Class A Common Share:
  Basic..................................        0.38        0.35        0.57        0.44          1.74
  Diluted................................        0.38        0.35        0.57        0.43          1.73
1998
Net Sales................................    $115,302    $107,150    $118,784    $113,914      $455,150
Gross Margin.............................      62,717      59,511      67,111      60,916       250,255
Operating Income.........................      13,133      11,201      16,612       4,984        45,930
Net Income...............................       8,210       7,169      10,027       2,630        28,036
Net Income Per Class A Common Share:
  Basic..................................        0.37        0.32        0.44        0.11          1.24
  Diluted................................        0.36        0.31        0.44        0.11          1.23

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               NAME                   AGE                              TITLE
               ----                   ---                              -----
Katherine M. Hudson...............    52     President, CEO and Director
Richard L. Fisk...................    55     Vice President, Direct Marketing Group
David R. Hawke....................    45     Vice President, Graphics Group
Frank M. Jaehnert.................    42     Vice President & Chief Financial Officer
David W. Schroeder................    44     Vice President, Identification Solutions & Specialty Tapes
                                             Group
Peter J. Lettenberger.............    62     Secretary and Director
Robert C. Buchanan................    59     Director
Roger D. Peirce...................    62     Director
Richard A. Bemis..................    58     Director
Frank W. Harris...................    57     Director
Gary E. Nei.......................    55     Director
Irwin Helford.....................    65     Director

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

     PETER J. LETTENBERGER -- Mr. Lettenberger has served as a Director and Secretary of the Company since January 1977. Mr. Lettenberger was a member of the Company's audit committee from October 1978 to April 1999. He is a partner of Quarles & Brady, general counsel to the Company, which firm he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

     ROBERT C. BUCHANAN -- Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan was a member of the Company's audit committee from June 1988 to April 1999, chairing that committee since June 1990. Mr. Buchanan is President and Chairman of the Board of the Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee.

                                      III-1

     ROGER D. PEIRCE -- Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce has been a member of the compensation committee of the Company since September 1988, and its chairman since November 1996. Mr. Peirce is a private investor and consultant. He is a director and secretary/treasurer of The Jor-Mac Company, Inc. in Grafton, Wisconsin. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

     RICHARD A. BEMIS -- Mr. Bemis has been a Director of the Company since January 1990 and a member of its compensation committee since March 1990. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

     FRANK W. HARRIS -- Dr. Harris has been a Director of the Company since November 1991 and a member of its audit committee since May 1999. Dr. Harris is a Distinguished Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

     GARY E. NEI -- Mr. Nei has been a Director of the Company since November 1992. Mr. Nei was a member of the Company's audit committee from November 1994 to April 1999. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of Uroquest, Inc., Menlo Park, California.

     IRWIN HELFORD -- Mr. Helford has been a Director of the Company since November 1998 and chairman of its audit committee since April 1999. Mr. Helford is Chairman of Viking Office Products and Vice Chairman, Office Depot Inc., a seller of office products in Torrance, California. He is also a director of Office Depot, Inc., Torrance, California.

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During fiscal year 1999, Richard A. Bemis, a director of the Company, purchased 4,000 shares of the Company's Class A Common Stock on October 1, 1998, and reported such transaction on Form 5 amendment dated September 16, 1999.

                                      III-2

ITEM 11 EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 1999, to those persons who, as of the end of fiscal 1999, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                        ANNUAL COMPENSATION                      COMPENSATION AWARDS
                             -----------------------------------------   -----------------------------------
                                                          OTHER ANNUAL                                          ALL OTHER
                             FISCAL   SALARY     BONUS    COMPENSATION   RESTRICTED STOCK     OPTIONS/SAR      COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR    ($)(1)    ($)(2)       ($)(3)        AWARDS($)(4)      (# OF SHARES)        ($)(5)
---------------------------  ------   ------    ------    ------------   ----------------    -------------     ------------
K.M. Hudson..............     1999    441,577   529,892      4,950                 --            34,000           47,589(6)
President & Chief             1998    449,516   190,145      4,829          1,487,500            24,000          107,066(6)
Executive Officer             1997    390,149   305,447      4,648                 --           230,000           40,744(6)
R.L. Fisk................     1999    253,654   228,289      3,235                 --            12,500          231,903(7)
Vice President, Direct        1998    259,615    82,363      3,560            743,750             8,000          215,180(7)
Marketing Group               1997    228,750   134,333      3,904                 --           110,000           14,199
D.W. Schroeder...........     1999    243,573   219,216      5,908                 --            12,500           13,549
Vice President,               1998    247,889    78,643      4,271            743,750             8,000           13,612
ISST Group                    1997    226,385   132,944      5,431                 --           110,000           12,728
D.R. Hawke...............     1999    233,654   210,289      5,191                 --            12,500           13,219
Vice President,               1998    238,836    75,774      2,813            743,750             8,000           13,527
Graphics Group                1997    210,828   123,809      5,583                 --           110,000          144,849(8)
F.M. Jaehnert............     1999    190,962   171,866      6,835                 --            83,000           13,280
Vice President &              1998    185,309    54,870      5,685                 --             6,000           13,225
Chief Financial Officer       1997    135,659    70,495         --                 --             7,500           17,938(9)

-------------------------
(1) The decreases in salary in fiscal 1999 are the result of having 26 pay periods in fiscal 1999 versus 27 pay periods in fiscal 1998.

(2) Reflects bonus earned during the listed fiscal year which was paid during the next fiscal year.

(3) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(4) In August 1997, the Company granted restricted stock awards of 50,000 shares to Mrs. Hudson and 25,000 shares each to Messrs. Fisk, Schroeder and Hawke. These awards are valued at $29.7500/share, the closing price for the Company's Class A Common Stock on the date of issue, in this table. As of July 31, 1999 and 1998, Mrs. Hudson held 50,000 shares and Messrs. Fisk, Schroeder and Hawke held 25,000 shares each of restricted stock. Using the closing price for the Company's Class A Common Stock on July 31, 1999, of $35.0000/share, Mrs. Hudson's holdings were valued at $1,750,000 and the holdings of Messrs. Fisk, Schroeder and Hawke were valued at $875,000 each. The restricted stock awards granted to Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted to Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

(5) All other compensation for fiscal 1999 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift Plan for each named executive officer of $12,800, $12,262, $12,800, $12,323 and
    $12,800 respectively and (ii) the cost of group term life insurance for each named executive officer of $3,434, $2,642, $749, $896 and $480, respectively.

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

                                      III-3

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

(6) Fiscal 1999 includes $31,355 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1998 includes club dues and estate planning fees of $61,963 and $27,634 accrued, but not paid, for the current year's portion of the SERP. Fiscal 1997 includes $26,070 accrued, but not paid, for that year's portion of the SERP.

(7) Fiscal 1999 includes $217,000 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1998 includes $200,000 accrued, but not paid, for the current year's portion of the SERP.

(8) Fiscal 1997 includes $132,202 expatriation expenses related to Mr. Hawke's Belgium assignment.

(9) Fiscal 1997 includes relocation expenses of $5,669.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 1999 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 1999. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 1999

                               INDIVIDUAL GRANTS

                                                            % OF TOTAL
                                                             OPTIONS
                                                            GRANTED TO
                                               OPTIONS      EMPLOYEES        EXERCISE
                                             GRANTED (#)    IN FISCAL     PRICE ($/SHARE)
                  NAME                           (1)           1999             (2)          EXPIRATION DATE
                  ----                       -----------    ----------    ---------------    ---------------
K.M. Hudson..............................      34,000           9.9%          19.1875        October 9, 2008
R.L. Fisk................................      12,500           3.6%          19.1875        October 9, 2008
D.W. Schroeder...........................      12,500           3.6%          19.1875        October 9, 2008
D.R. Hawke...............................      12,500           3.6%          19.1875        October 9, 2008
F.M. Jaehnert............................      75,000          21.9%          20.3738         August 3, 2008
                                                8,000           2.3%          19.1875        October 9, 2008

                                                            POTENTIAL REALIZABLE VALUE AT ASSUMED RATES
                                                                  OF STOCK PRICE APPRECIATION(3)
                                                          -----------------------------------------------
                                                              0%               5%               10%
                         NAME                             $19.1875($)    $31.2500($)(6)    $49.7500($)(6)
                         ----                             -----------    --------------    --------------
K.M. Hudson...........................................         0               410,125         1,039,125
R.L. Fisk.............................................         0               150,781           382,031
D.W. Schroeder........................................         0               150,781           382,031
D.R. Hawke............................................         0               150,781           382,031
F.M. Jaehnert.........................................         0             1,057,531         2,677,406
All Stockholders' Gains (increase in market value of Brady
  corporation Common Stock at assumed rates of stock price
  appreciation)(4)(6)................................................     $250,072,066      $633,602,282
All Optionees' Gains (as a percent of all shareholders'
  gains)(5)(6).......................................................            1.68%             1.68%

-------------------------
(1) The options granted October 9, 1998, become exercisable as follows: 33 1/3% of the shares on October 9, 1999; 33 1/3% of the shares on October 9, 2000; and 33 1/3% of the shares on October 9, 2001. These options have a term of ten years.

                                      III-4

         The options granted to Mr. Jaehnert on August 3, 1998, become exercisable August 3, 2003, and have a term of ten years.

     (2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by the NASDAQ on the date of the grant.

     (3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.

     (4) Calculated from the $20.3738 exercise price applicable to the options granted on August 3, 1998 and the $19.1875 exercise price applicable to the options granted on October 9, 1998 based on the 20,731,363 shares of Class A Common Stock outstanding on October 9, 1998.

     (5) Represents potential realizable value for all options granted in fiscal 1999 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

     (6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                   AND VALUE OF OPTIONS AT END OF FISCAL 1999

                                                                                  NUMBER OF UNEXERCISED
                                                                                        OPTIONS AT
                                                      SHARES                          JULY 31, 1999
                                                    ACQUIRED ON     VALUE      ----------------------------
                                                     EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE
                       NAME                             (#)          ($)           (#)             (#)
                       ----                         -----------    --------    -----------    -------------
K.M. Hudson.......................................         0             0       169,000         260,000
R.L. Fisk.........................................    10,500       157,156        60,334         121,166
D.W. Schroeder....................................         0             0        43,834         121,166
D.R. Hawke........................................     8,000       158,000        40,834         121,166
F.M. Jaehnert.....................................         0             0        10,000          89,500

                                                                    VALUE OF UNEXERCISED
                                                                    IN-THE-MONEY OPTIONS
                                                                    AT JULY 31, 1999(1)
                                                                ----------------------------
                                                                EXERCISABLE    UNEXERCISABLE
                            NAME                                    ($)             ($)
                            ----                                -----------    -------------
K.M. Hudson.................................................     2,756,750       2,942,500
R.L. Fisk...................................................       891,359       1,370,109
D.W. Schroeder..............................................       713,952       1,370,109
D.R. Hawke..................................................       655,078       1,370,109
F.M. Jaehnert...............................................        97,687       1,270,684

-------------------------
(1) Represents the closing price for the Company's Class A Common Stock on July 31, 1999, of $35.0000 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1994, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the Russell 2000 Index. Prior year graphs compared Brady's performance to the S&P 500 and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index. In May 1999, Brady listed on the New York Stock Exchange making the comparison to a NASDAQ index obsolete.

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL
               RETURN BRADY CORPORATION VERSUS PUBLISHED INDICES
                           (S&P 500 AND RUSSELL 2000)
                          FISCAL YEAR ENDING JULY 31,

                                               BRADY                 S&P 500              RUSSELL 2000            NASDAQ-US
                                               -----                 -------              ------------            ---------
F94                                            100.00                 100.00                 100.00                 100.00
F95                                            152.00                 123.00                 123.00                 140.00
F96                                            142.00                 140.00                 129.00                 153.00
F97                                            195.00                 208.00                 170.00                 226.00
F98                                            141.00                 245.00                 172.00                 266.00
F99                                            236.00                 290.00                 182.00                 380.00

--------------------------------------------------------------------------------------------------------
                                           1994       1995       1996       1997       1998       1999
--------------------------------------------------------------------------------------------------------
 Brady                                       $100       $152       $142       $195       $141       $236
--------------------------------------------------------------------------------------------------------
 S&P 500                                     $100       $123       $140       $208       $245       $290
--------------------------------------------------------------------------------------------------------
 RUSSELL 2000                                $100       $123       $129       $170       $172       $182
--------------------------------------------------------------------------------------------------------
 NASDAQ -- US                                $100       $140       $153       $226       $266       $380
--------------------------------------------------------------------------------------------------------

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

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 1997, the Board approved Change in Control Agreements for certain of its executive officers including Mrs. Hudson, Messrs. Fisk, Schroeder, Hawke and Jaehnert. The agreements call for payment of an amount equal to two times the annual salary for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and payment of one time his annual salary for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be

                                      III-6
spread over two years for Mrs. Hudson and Messrs. Fisk, Schroeder and Hawke, and over one year for Mr. Jaehnert. In August 1998, the Board amended the Change in Control Agreement for Mr. Jaehnert to call for payment of an amount equal to two times his annual salary in the event of termination or resignation upon a change in control with payments spread over two years.

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

     In fiscal 1994 the Company created a Supplemental Executive Retirement Plan
(SERP) for Mrs. Hudson. The stated amount of the Plan at January 1, 1999, was $500,000. The Company credited a deferred compensation account with the net present value of the stated amount in January 1994. The account is credited annually with the current year's increase in the net present value calculation. After January 1, 1999, interest accrues quarterly on the balance in the account at the prime rate in effect at the end of each calendar quarter.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, the Board's Compensation Committee was composed of Messrs. Bemis and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries, although Mr. Lettenberger has been and remains Secretary of the Company. Mr. Lettenberger is a partner of Quarles & Brady, which is general counsel to the Company. There are no other relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

PROFIT SHARING AND EMPLOYEE THRIFT PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase and Employee Thrift Plan (the "BradyGold Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold Plan to the extent of current earnings and profits, or, under certain circumstances, accumulated earnings of the Company. Under the BradyGold Plan, the Company first contributes 4% of the eligible
                                      III-7
earnings of each person covered by the BradyGold Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the BradyGold Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 4% of their eligible earnings contributed to the BradyGold Plan (without an additional matching contribution by the Company). The assets of the BradyGold Plan credited to each participant are invested by the BradyGold Plan trustee as directed in several investment funds as permitted by the BradyGold Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.

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

                                      III-8

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

  Base Salary

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 1999, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

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

  Stock Options

     In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A Common Stock are available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. All grants under the Option Plans are at market price on the date of the grant.

                                      III-9

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

  Compensation of the Chief Executive Officer

     Mrs. Hudson received $441,577 in base salary in fiscal 1999, a decrease of 2% from the prior year's base salary (the result of 26 pay periods in fiscal 1999 versus 27 in fiscal 1998). She was paid a bonus attributable to fiscal 1999 of $529,892, a increase of 179%, or $339,747, from the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

     (i) an increase of 20%, or $6,415,000, in profits (after removing the effects of the nonrecurring items) and 3.5% in sales over similar amounts from the prior year; an increase of 71%, from $20.50 to $35.00, in the Company's stock price

     (ii) the successful acquisitions of VEB Sistemas de Etiquetas Ltda., Barcodes West Inc., Visi Sign Pty. Ltd., Holman Groupe S.A. and the graphics division of SOFT S.A. this year and the integration of last year's acquisitions Techniques Avancees and GrafTek

     (iii) continued improvement in asset utilization (a 2% reduction in inventory despite the 4% increase in sales)

     (iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth

     (v)    continued improvement in intercompany teamwork.

     During fiscal 1999, Mrs. Hudson was awarded options to purchase 34,000 shares of Class A Common Stock.

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

                                          Roger D. Peirce, Chairman
                                          Richard A. Bemis

                                     III-10

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 30, 1999.

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

                                     III-11

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 30, 1999. Except as otherwise indicated, all shares are owned directly.

                                                  NAME OF BENEFICIAL              AMOUNT OF
                                                   OWNER & NATURE OF              BENEFICIAL    PERCENT OF
           TITLE OF CLASS                        BENEFICIAL OWNERSHIP             OWNERSHIP     OWNERSHIP
           --------------                        --------------------             ----------    ----------
Class A Common Stock.................    Peter J. Lettenberger(1)(2)(3)           2,527,779       12.1%
                                         Richard A. Bemis(1)(4)                   1,782,872        8.5%
                                         Gary E. Nei(1)(5)                        1,778,372        8.5%
                                         Roger D. Peirce(1)(6)                    1,776,872        8.5%
                                         Robert C. Buchanan(1)(7)                 1,775,972        8.5%
                                         Katherine M. Hudson(8)                     255,684        1.2%
                                         Frank W. Harris                              4,867        *  %
                                         Irwin Helford                                  833        *  %
                                         All Officers and Directors as a Group
                                         (15 persons)(9)                          3,186,789       15.3%
Class B Common Stock.................    Peter J. Lettenberger(1)                 1,769,314        100%
                                         Richard A. Bemis(1)                      1,769,314        100%
                                         Gary E. Nei(1)                           1,769,314        100%
                                         Roger D. Peirce(1)                       1,769,314        100%
                                         Robert C. Buchanan(1)                    1,769,314        100%
                                         All Officers and Directors as a Group    1,769,314        100%
6% Cumulative Preferred Stock........    Peter J. Lettenberger(1)(2)                  2,751       69.1%
                                         Richard A. Bemis(1)                          1,920       48.2%
                                         Gary E. Nei(1)                               1,920       48.2%
                                         Roger D. Peirce(1)                           1,920       48.2%
                                         Robert C. Buchanan(1)                        1,920       48.2%
                                         All Officers and Directors as a Group        2,751       69.1%
10% Cumulative 1979 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                     5,529       25.2%
                                         All Officers and Directors as a Group        5,529       25.2%
6% Cumulative 1972 Series Preferred
  Stock..............................    Peter J. Lettenberger(2)                     2,600        100%
                                         All Officers and Directors as a
                                         Group(2)                                     2,600        100%

-------------------------
 *  Indicates less than one-tenth of one percent

(1) The amount shown includes shares held directly by the William H. Brady, Jr. Marital Trust (the "Marital Trust") and the William H. Brady Jr. Non-QTIP Marital Trust (the "Non-Q-TIP Trust") (collectively, the "Trusts"). The Marital Trust owns 1,771,538 shares of Class A Common Stock, 1,574,866 shares of Class B Common Stock, and 1,709 shares of 6% Cumulative Preferred Stock. The Non-QTIP Trust owns 194,448 shares of Class B Common Stock and 211 shares of 6% Cumulative Preferred Stock. The Trustees of both Trusts are Richard A. Bemis, Robert C. Buchanan, Peter J. Lettenberger, Gary E. Nei and Roger D. Peirce, each of whom shares voting and dispositive power.

(2) Peter J. Lettenberger is a director of the W.H. Brady Foundation, Inc. (the "Foundation") which owns 5,529 shares of the 1979 Series 10% Cumulative Preferred Stock, 763 shares of the 6% Cumulative Preferred Stock and 2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series. Mr. Lettenberger is also a trustee of the Irene B. Brady Revocable Trust of 1986 (the "1986 Trust"), which owns 748,718 shares of Class A Common Stock and 68 shares of 6% Cumulative Preferred Stock. He disclaims beneficial ownership of shares held by the Foundation and the 1986 Trust.

                                     III-12

(3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 5,189 shares of Class A Common Stock and holds vested options to acquire an additional 2,334 shares of Class A Common Stock.

(4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 9,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 2,334 shares of Class A Common Stock.

(5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 4,500 shares of Class A Common Stock directly and holds vested options to acquire an additional 2,334 shares of Class A Common Stock.

(6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 2,334 shares of Class A Common Stock.

(7) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 2,334 shares of Class A Common Stock.

(8) Mrs. Hudson owns 57,351 shares of Class A Common Stock directly and holds vested options to acquire an additional 198,333 shares of Class A Common Stock.

(9) The amount shown for all officers and directors as a group (15 persons) includes options to acquire a total of 467,255 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days of September 30, 1999. It does not include other options for Class A Common Stock which have been granted at later dates.

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

                                     III-13

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 35 through 50 of the Company's 1999 Annual Report is incorporated herein by reference.

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

     3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

(b) Reports on Form 8-K.

     None

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Incorporation of Brady Corporation(1)
 3.2      By-laws of Brady Corporation, as amended(2)
10.2      Brady Corporation BradyGold Plan, as amended(2)
10.3      Executive Additional Compensation Plan, as amended(2)
10.4      Form of Executive's Deferred Compensation Agreement, as
          amended(2)
10.5      Forms of Director's Deferred Compensation Agreement, as
          amended(2)
10.6      Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
10.7      Shareholder Value Enhancement (SVE) Plan(6)
10.9      Brady Corporation Automatic Dividend Reinvestment Plan(4)
10.10     Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
10.12     Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
10.13     Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
10.14     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and Katherine M. Hudson(7)
10.15     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and David W. Schroeder(7)
10.16     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and Richard L. Fisk(7)
10.17     Change of Control Agreement dated May 13, 1997 between Brady
          Corporation and David R. Hawke(7)
10.19     Supplemental Executive Retirement Plan dated May 14, 1997
          between Brady Corporation and Richard L. Fisk(7)
10.20     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and Katherine M. Hudson(8)
10.21     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and Richard L. Fisk(8)
10.22     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and David W. Schroeder(8)
10.23     Restricted Stock Agreement dated August 1, 1997 between
          Brady Corporation and David R. Hawke(8)
10.24     Amendment to Change of Control Agreement dated August 1,
          1998 between Brady Corporation and Frank M. Jaehnert
13.1      Annual Report to Shareholders for year ended July 31, 1999
18.1      Letter regarding change in accounting method(3)
21.1      Subsidiaries of Brady Corporation
23.1      Consent of Deloitte & Touche LLP, Independent Auditor
27.1      Financial Data Schedule

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

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                    YEAR ENDED JULY 31,
                                                                ---------------------------
                                                                 1999      1998       1997
                                                                 ----      ----       ----
                                                                  (DOLLARS IN THOUSANDS)
DESCRIPTION
Valuation accounts deducted in balance sheet from assets to
  which they apply --
Accounts receivable -- allowance for losses:
Balances at beginning of period.............................    $2,011    $ 2,241    $1,992
Additions -- Charged to expense.............................       966        970       663
     Due to acquired businesses.............................        97         64        87
Deductions -- Bad debts written off, net of recoveries......      (735)    (1,264)     (501)
                                                                ------    -------    ------
Balances at end of period...................................    $2,339    $ 2,011    $2,241
                                                                ======    =======    ======

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brady Corporation:

     We have audited the consolidated financial statements of Brady Corporation and subsidiaries as of July 31, 1999 and 1998 and for each of the three years in the period ended July 31, 1999, and have issued our report thereon dated September 23, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Brady Corporation and subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 23, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-second day of October, 1999.

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


                  /s/ K. M. HUDSON                       President and Director
-----------------------------------------------------    (Principal Executive
                    K. M. Hudson                         Officer)                      October 22, 1999

               /s/ P. J. LETTENBERGER                    Director
-----------------------------------------------------
                 P. J. Lettenberger                                                    October 22, 1999

                   /s/ R. A. BEMIS                       Director
-----------------------------------------------------
                     R. A. Bemis                                                       October 22, 1999

                                                         Director
-----------------------------------------------------
                    F. W. Harris

                 /s/ R. C. BUCHANAN                      Director
-----------------------------------------------------
                   R. C. Buchanan                                                      October 22, 1999

                  /s/ R. D. PEIRCE                       Director
-----------------------------------------------------
                    R. D. Peirce                                                       October 22, 1999

                    /s/ G. E. NEI                        Director
-----------------------------------------------------
                      G. E. Nei                                                        October 22, 1999

                   /s/ I. HELFORD                        Director
-----------------------------------------------------
                     I. Helford                                                        October 22, 1999