Form 10-Q
period 1999-10-31
BRADY CORP
filed 1999-12-02
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended October 31, 1999
                                             ----------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from                  to
                                             ------------------  ---------------
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

Yes  X   No
    ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of December 1, 1999, there were outstanding 20,880,531 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                            Page
                                                                            ----
PART I.    Financial Information

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheets                    3

           Unaudited Condensed Consolidated Statements of
            Income and Earnings Retained in the Business                      4

           Unaudited Consolidated Statements of Cash Flows                    5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              10


PART II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K                                  14

           Signatures                                                        15

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                               ASSETS                                                     October 31, 1999  July 31, 1999
                                                                                          ----------------  -------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $  65,131         $  75,466
   Accounts receivable, less allowance for losses ($2,919 and $2,339 respectively)              78,303            73,290
   Inventories                                                                                  39,445            37,527
   Prepaid expenses and other current assets                                                    22,455            16,886
                                                                                             ---------         ---------

                                          Total current assets                                 205,334           203,169

Other assets:
   Intangibles - net                                                                            76,197            72,941
   Other                                                                                         6,646             8,026

Property, plant and equipment:
   Cost:
       Land                                                                                      5,009             5,008
       Buildings and improvements                                                               42,180            41,417
       Machinery and equipment                                                                 101,242           101,324
       Construction in progress                                                                  1,928             2,229
                                                                                             ---------         ---------

                                                                                               150,359           149,978
   Less accumulated depreciation                                                                85,300            82,994
                                                                                             ---------         ---------

                                   Net property, plant and equipment                            65,059            66,984
                                                                                             ---------         ---------

Total                                                                                        $ 353,236         $ 351,120
                                                                                             =========         =========

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                          $  22,288         $  19,378
   Wages and amounts withheld from employees                                                    16,919            23,186
   Taxes, other than income taxes                                                                2,844             2,290
   Accrued income taxes                                                                         14,967            12,516
   Other current liabilities                                                                     9,829            13,289
   Current maturities on long-term debt                                                            179             2,626
                                                                                             ---------         ---------

                                       Total current liabilities                                67,026            73,285

Long-term debt, less current maturities                                                          1,009             1,402

Other liabilities                                                                               14,960            15,869
                                                                                             ---------         ---------

                                           Total liabilities                                    82,995            90,556

Stockholders' investment:
   Preferred stock                                                                               2,855             2,855
   Class A nonvoting common stock - Issued and outstanding 20,855,624                              208               208
     and 20,839,841 shares, respectively
   Class B voting common stock - issued and outstanding 1,769,314 shares                            18                18
   Additional paid-in capital                                                                   28,731            28,383
   Earnings retained in the business                                                           242,126           233,521
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                       (132)             (132)
   Cumulative other comprehensive income                                                        (1,407)           (1,958)
   Other                                                                                        (2,158)           (2,331)
                                                                                             ---------         ---------

                                     Total stockholders' investment                            270,241           260,564
                                                                                             ---------         ---------

Total                                                                                        $ 353,236         $ 351,120
                                                                                             =========         =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                               (Unaudited)

                                                                            Three Months Ended
                                                                                 October 31
                                                                          1999                 1998
                                                                       ----------           ----------
Net sales                                                              $ 125,549            $ 116,802

Operating expenses:
   Cost of products sold                                                  52,735               51,278
   Research and development                                                4,288                4,646
   Selling, general and administrative                                    48,748               46,349
                                                                       ---------            ---------
Total operating expenses                                                 105,771              102,273

Operating income                                                          19,778               14,529

Other income and (expense):
   Investment and other income - net                                         502                   14
   Interest expense                                                          (81)                (145)
                                                                       ---------            ---------

Income before income taxes                                                20,199               14,398

Income taxes                                                               7,832                5,687
                                                                       ---------            ---------

Net income                                                                12,367                8,711


Earnings retained in business at beginning of period                     233,521              208,254

Less dividends:
   Preferred Stock                                                           (65)                 (65)
   Common Stock                                                           (3,697)              (3,463)
                                                                       ---------            ---------


Earnings retained in business at end of period                         $ 242,126            $ 213,437
                                                                       =========            =========





Net income per Class A Nonvoting Common Share

                                                               Basic   $    0.54            $    0.38
                                                                       =========            =========

                                                             Diluted   $    0.54            $    0.38
                                                                       =========            =========


Net income per Class B Voting Common Share

                                                               Basic   $    0.51            $    0.35
                                                                       =========            =========

                                                             Diluted   $    0.51            $    0.35
                                                                       =========            =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in  Thousands)

                                                                                                      (Unaudited)
                                                                                                   Three Months Ended
                                                                                                       October 31
                                                                                                 1999             1998
                                                                                               --------         --------
Operating activities:
Net income                                                                                     $ 12,367         $  8,711
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                    2,968            2,832
  Amortization                                                                                    1,344              945
  Loss (gain) on sale of property, plant & equipment                                                 51               (2)
  Provision for losses on accounts receivable                                                       712              230
  Other                                                                                             174              174

Changes in operating assets & liabilities (net of effects of business acquisitions):
  Accounts receivable                                                                            (5,193)          (4,785)
  Inventory                                                                                      (1,662)           1,201
  Prepaid expenses and other assets                                                              (4,229)           3,571
  Accounts payable, accrued expenses and other liabilities                                       (7,650)          (6,923)
  Income taxes                                                                                    2,282             (474)
                                                                                               --------         --------
Net cash provided by operating activities                                                         1,164            5,480

Investing activities:
  Acquisitions of businesses, net of cash acquired                                               (4,949)          (4,214)
  Purchases of property, plant and equipment                                                     (1,184)          (3,324)
  Proceeds from sale of property, plant and equipment                                                37               20
  Other                                                                                               0             (153)
                                                                                               --------         --------
Net cash (used in) investing activities                                                          (6,096)          (7,671)

Financing activities:
  Payment of dividends                                                                           (3,762)          (3,528)
  Proceeds from issuance of Common Stock                                                            349              143
  Principal payments on long-term debt                                                           (2,831)            (121)
  Proceeds from long-term borrowings                                                                  0              208
                                                                                               --------         --------
Net cash (used in) financing activities                                                          (6,244)          (3,298)
Effect of exchange rate changes on cash                                                             841            1,223
                                                                                               --------         --------

Net (decrease) in cash and cash equivalents                                                     (10,335)          (4,266)
Cash and cash equivalents, beginning of period                                                   75,466           65,609
                                                                                               --------         --------

Cash and cash equivalents, end of period                                                       $ 65,131         $ 61,343
                                                                                               ========         ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                     $    277         $    253
  Income taxes                                                                                    4,025            4,559


See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 1999


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 1999, and July 3l, 1999, and its results of operations and its cash flows for the three months ended October 31, 1999, and l998. The consolidated balance sheet at July 31, l999, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:


                                                       Fiscal 2000           Fiscal 1999
                                                       1st Quarter           1st Quarter
                                                       -----------           -----------
Numerator:
---------
   Net income                                          $12,367,000           $8,711,000
   Less:   Preferred stock dividends                       (64,784)             (64,784)
                                                           --------             --------

   Numerator for basic and diluted
       Class A earnings per share                      $12,302,216           $8,646,216

   Less:  Preferential dividends                          (694,492)            (690,541)
   Less:  Preferential dividends on
       dilutive stock options                              (10,411)              (2,522)
                                                           --------              -------

   Numerator for basic and diluted
       Class B earnings per share                      $11,597,313           $7,953,153


                                                              Fiscal 2000          Fiscal 1999
                                                              1st Quarter          1st Quarter
                                                              -----------          -----------
Denominator:
-----------
   Denominator for basic earnings per
     share for both Class A and Class B                       22,617,658           22,499,432
   Plus: Effect of dilutive stock options                        312,654               75,735
                                                                 -------               ------

   Denominator for diluted earnings per
     share for both Class A and Class B                       22,930,312           22,575,167

Class A common stock earnings per share:
     Basic                                                         $0.54                $0.38
     Diluted                                                       $0.54                $0.38

Class B common stock earnings per share:
     Basic                                                         $0.51                $0.35
     Diluted                                                       $0.51                $0.35

     Options to purchase 18,050 and 1,629,684 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending October 31, 1999, and 1998, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - Comprehensive Income

     Total comprehensive income, which was comprised of net income and foreign currency adjustments, amounted to approximately $12,918,000 and $12,808,000 for the three months ended October 31, 1999 and 1998, respectively.

NOTE D - Acquisition

     Effective September 3, 1999, the Company acquired the brand name, customer list and catalog artwork of Champion America, Inc., located in Chagrin Falls, Ohio, a direct marketer of signs, labels and identification products for cash of approximately $5,600,000. The purchase price of this acquisition is subject to change based on post-closing adjustments.

     This acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the date of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisition had been consummated as of the beginning of the periods presented are not significant.

NOTE E - Segment Information

     The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group. Following is a summary of segment information for the three months ended October 31, 1999, and 1998:


                                                Identification
                                                  Solutions &                                        Corporate
                                                   Specialty                         Direct            and
                                                     Tapes            Graphics     Marketing       Eliminations         Totals
                                                     -----            --------     ---------       ------------         ------
Three months ended October 31, 1999:
-----------------------------------
Revenues from external customers                     $54,430           $31,872     $39,247                             $125,549
Intersegment revenues                                    644               682         294           (1,620)                  -
Profit (loss)                                         10,083             6,108       6,861           (2,082)             20,970

Three months ended October 31, 1998:
-----------------------------------
Revenues from external customers                     $45,406           $32,656     $38,740                             $116,802
Intersegment revenues                                    757               548         228           (1,533)                  -
Profit (loss)                                          6,731             4,700       6,251           (1,965)             15,717


Following is a reconciliation of profit for the three months ended October 31, 1999, and 1998:


                                                                Fiscal 2000        Fiscal 1999
                                                                -----------        -----------
Total profit from reportable segments                             $23,052            $17,682
Corporate and eliminations                                         (2,082)            (1,965)
Unallocated amounts:
    Goodwill                                                       (1,133)              (818)
    Interest-net                                                      542                227
    Foreign exchange                                                 (139)              (395)
    Other                                                             (41)              (333)
                                                                      ----              -----

Income before income taxes                                        $20,199            $14,398

NOTE F - Restructuring

     During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $5,390,000 related primarily to a provision for severance costs associated with a reduction in workforce at its operations around the world. The workforce reduction of 7.5%, approximately 200 people, was essentially completed in August 1998.

     A reconciliation of activity with respect to the Company's restructuring is as follows:


Provision, July 31, 1998                                          $ 5,390,000
Fiscal 1999 activity:
  Noncash asset write-offs                                           (366,000)
  Cash payments associated with severance                          (4,150,000)
  Amounts taken to income                                            (611,000)
                                                                  ------------
Ending balance, July 31, 1999                                         263,000
Cash payments associated with severance                              (199,000)
                                                                  ------------
Ending balance, October 31, 1999                                  $    64,000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

     For the three months ended October 31, 1999, revenues of $125,549,000 were 7.5% higher than the same quarter of the previous year. Sales of the Company's international operations increased 7.1%. Of that increase, continued market penetration in Brady's operations outside the United States increased international sales by 3.1%. The acquisitions of VisiSign Pty. Ltd, Holman Groupe S.A. and Soft S.A increased international sales by 7.9%. These increases were somewhat offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 3.9 percentage points. Sales of the Company's U.S. operations increased 7.8%. Base business increased 4.8% and the acquisition of Barcodes West, Inc. added another 3.0% to this year's quarter compared to last year's quarter.

     The cost of products sold decreased from 43.9% to 42.0% as a percentage of sales during the first quarters of fiscal 1999 and 2000 due to reduced costs from changes in product mix towards products with higher margins, reduced expenses as a result of last year's workforce reduction and manufacturing efficiencies from the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales decreased from 39.7% to 38.8% as the Company's cost control efforts more than offset the Company's investment in process improvements. Research and development expenditures decreased 7.7% in this year's quarter to $4,288,000, compared to $4,646,000 in last year's quarter due to the timing of projects and the Company's cost control program.

     Operating income increased 36.1% to $19,778,000, compared to $14,529,000 in the prior year because of the factors cited above.

      Other income and (expense)increased $552,000 over the same period last year. This increase was the result of lower foreign exchange transaction losses and higher investment income because of higher cash balances and higher interest rates.

     Income before income taxes increased 40.3% over the same period last year. The Company's effective tax rate decreased slightly from 39.5% in last year's first quarter to 38.8% in this year's first quarter.

     Net income increased 42.0% to $12,367,000, compared to $8,711,000 for the same quarter of the previous year. On a per share basis, diluted net income for the three months ended October 31, 1999, was $0.54 compared to $0.38 for the same quarter of the previous year.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

     ISST sales increased 19.9% for the three months ended October 31, 1999, compared to the same period last year. The increase was primarily the result of a combination of growth of base business and sales generated by the acquisitions of Barcodes West, Inc. and Holman Groupe, S.A. Sales were up significantly in Latin America, Australia and Asia. Profit as a percentage of sales increased from 14.8% in last year's first quarter to 18.5% this year. The increase was primarily the result of product mix, manufacturing efficiencies and operating leverage from increased volume.

Graphics Group:

     Graphics sales decreased 2.4% for the three months ended October 31, 1999, compared to the same period last year. Weakness in the industrial and safety markets in the United States and Europe and the decrease in sales of Colorpix wide-format color inkjet printers and related materials more than offset sales generated by the acquisitions of VisiSign Pty. Ltd. and Soft S.A. Sales were up in Asia and Australia and down in Europe and the United States. Profit as a percentage of sales increased from 14.4% in last year's first quarter to 19.2% this year. The increase was primarily the result of the group's refocusing of resources on the most value-adding growth and profit opportunities.

Direct Marketing Group:

     Direct Marketing sales increased 1.3% for the three months ended October 31, 1999, compared to the same period last year. Comparing quarter to quarter, sales in Australia and Canada were up significantly, while sales in the U.K. and Germany were below last year's totals. Profit as a percentage of sales increased from 16.1% in last year's first quarter to 17.5% this year. The increase was primarily the result of processing efficiencies and better return on advertising investments due to detailed profit analysis by product and improved mailing efficiencies.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of October 31, 1999, was 3.1 to 1. Cash and cash equivalents were $65,131,000 at October 31, 1999, compared to $75,466,000 at July 31, 1999. The decrease was primarily due to the purchase of certain assets of Champion America, Inc., paydown of Korean bank debt and normal annual payments in the quarter for pension and bonus plans. Working capital increased $8,424,000 during the quarter and equaled $138,308,000 as of October 31, 1999.

     Cash flow from operations totaled $1,164,000 for the three months ended October 31, 1999, compared to $5,480,000 for the same period last year. The change was primarily the result of the increase in inventories and prepaid assets more than offsetting the Company's increased profitability. Capital expenditures were $1,184,000 in the three months ended October 31, 1999, compared to $3,324,000 in last year's first quarter. Financing activities, primarily the payment of dividends to the Company's stockholders and payments of Korean bank debt, consumed $6,244,000 of cash in the first three months of fiscal 2000, compared to $3,298,000 for the same period last year.

     In September 1999, the Company entered into a $150,000,000 revolving loan agreement with six banks.

     Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.4% at October 31, 1999, compared to 0.5% at July 31, 1999.

     The Company believes that its cash and cash equivalents, the cash flow from operating activities and available line of bank credit are adequate to meet the Company's current and anticipated investing and financing needs.

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to process certain date-based information. This could result in a system failure or miscalculations causing disruptions of operations and the inability to engage in normal business activities. Many of the Company's systems, including information and computer systems and automated equipment, will be affected by this issue.

     The Company has a comprehensive plan to address Year 2000 issues. The plan includes (i) the complete inventory of all in-house computers, software and other equipment utilizing microprocessors and identification of all hardware and software affected by the issue; (ii) modification of the affected systems; and
(iii) testing the modified system and auditing the system for final compliance. The Company estimates that at the conclusion of its various Year 2000 efforts, including conversion, testing and contingency planning, it will have spent approximately $2,500,000 over a multi-year period. Costs associated with this issue have been and will continue to be expensed as incurred and are not expected to have a material effect on the results of operations, cash flows or financial condition of the Company. Although the Company believes its efforts will be successful, any failure or delay could result in the disruption of business and in the Company incurring substantial expense. To minimize any such potential impact, the Company initiated a global contingency planning effort designed to support critical business operations.

     As a third-party supplier of software and printing systems to other companies, the Company has posted its own product compliance status on its Internet site (www.bradycorp.com).

     The Company has communicated with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Compliance issues. A failure of the Company's suppliers, customers and other third parties to address adequately their Year 2000 readiness could significantly affect the Company's business. As part of its contingency planning efforts, the Company identified alternate sources or strategies where significant exposures were identified.

     Finally, the Year 2000 presents a number of other risks and uncertainties that could affect the Company, including utilities and telecommunications failures, competition for personnel skilled in the resolution of Year 2000 issues, and the nature of government responses to Year 2000 issues, among others. While the Company continues to believe that the Year 2000 matters discussed above will not have a material impact on its results of operations, cash flows or financial condition, it remains uncertain whether or to what extent the Company may be affected.

     The Year 2000 statements set forth above are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Act (P.L. 105-271).

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on form 8-K during the quarter ended October 31, 1999.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                        BRADY CORPORATION

Date:  December 2, 1999                 /s/ K. M. Hudson
       ------------------------         -----------------------------
                                        K. M. Hudson
                                        President


Date:  December 2, 1999                 /s/ F. Jaehnert
       ------------------------         ----------------------------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)