Form 10-Q
period 2000-01-31
BRADY CORP
filed 2000-02-25
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2000

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

As of February 21, 2000, there were outstanding 20,915,368 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.      Financial Information
     Item 1. Financial Statements

             Unaudited Condensed Consolidated Balance Sheet                                                       3

             Unaudited Condensed Consolidated Statements of
                   Income and Earnings Retained in the Business                                                   4

             Unaudited Consolidated Statements of Cash Flows                                                      5

             Notes to Condensed Consolidated Financial Statements                                                 6

     Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                           10


PART II.     Other Information

     Item 6. Exhibits and Reports on Form 8-K                                                                    14

             Signatures                                                                                          15


BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                 ASSETS                                  January 31, 2000   July 31, 1999
                                                 ------                                  ----------------   -------------
                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                                $  66,801       $  75,466
   Accounts receivable, less allowance for losses ($2,851 and $2,339 respectively)             81,164          73,290
   Inventories                                                                                 36,892          37,527
   Prepaid expenses and other current assets                                                   21,057          16,886
                                                                                            ---------       ---------

       Total current assets                                                                   205,914         203,169

Other assets:
   Intangibles - net                                                                           75,265          72,941
   Other                                                                                        8,463           8,026

Property, plant and equipment:
   Cost:
       Land                                                                                     5,027           5,008
       Buildings and improvements                                                              42,406          41,417
       Machinery and equipment                                                                103,159         101,324
       Construction in progress                                                                 4,658           2,229
                                                                                            ---------       ---------

                                                                                              155,250         149,978
   Less accumulated depreciation                                                               88,750          82,994
                                                                                            ---------       ---------

       Net property, plant and equipment                                                       66,500          66,984
                                                                                            ---------       ---------

Total                                                                                       $ 356,142       $ 351,120
                                                                                            =========       =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                         $  24,513       $  19,378
   Wages and amounts withheld from employees                                                   17,121          23,186
   Taxes, other than income taxes                                                               2,546           2,290
   Accrued income taxes                                                                         8,639          12,516
   Other current liabilities                                                                   11,409          13,289
   Current maturities on long-term debt                                                           106           2,626
                                                                                            ---------       ---------

       Total current liabilities                                                               64,334          73,285

Long-term debt, less current maturities                                                         1,009           1,402

Other liabilities                                                                              15,066          15,869
                                                                                            ---------       ---------

       Total liabilities                                                                       80,409          90,556

Stockholders' investment:
   Preferred stock                                                                              2,855           2,855
   Class A nonvoting common stock - issued 20,919,916 and 20,839,841 shares, respectively         209             208
   Class B voting common stock - issued and outstanding 1,769,314 shares                           18              18
   Additional paid-in capital                                                                  29,958          28,383
   Earnings retained in the business                                                          248,126         233,521
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                      (132)           (132)
   Cumulative other comprehensive income                                                       (3,317)         (1,958)
   Other                                                                                       (1,984)         (2,331)
                                                                                            ---------       ---------

       Total stockholders' investment                                                         275,733         260,564
                                                                                            ---------       ---------

Total                                                                                       $ 356,142       $ 351,120
                                                                                            =========       =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                      (Unaudited)

                                                                                    Three Months Ended          Six months Ended
                                                                                       January 31                 January 31
                                                                                    2000          1999         2000         1999
                                                                                   ---------    ---------    ---------    ----------
Net sales                                                                          $ 129,222    $ 112,309    $ 254,771    $ 229,111

Operating expenses:
   Cost of products sold                                                              54,913       50,001      107,648      101,279
   Research and development                                                            5,535        4,362        9,823        9,008
   Selling, general and administrative                                                53,395       44,836      102,143       91,185
                                                                                   ---------    ---------    ---------    ---------
Total operating expenses                                                             113,843       99,199      219,614      201,472

Operating income                                                                      15,379       13,110       35,157       27,639

Other income and (expense):
   Investment and other income - net                                                     556          172        1,058          186
   Interest expense                                                                      (38)        (103)        (119)        (248)
                                                                                   ---------    ---------    ---------    ---------

Income before income taxes                                                            15,897       13,179       36,096       27,577

Income taxes                                                                           6,065        5,205       13,897       10,892
                                                                                   ---------    ---------    ---------    ---------

Net income                                                                             9,832        7,974       22,199       16,685


Earnings retained in business at beginning of period                                 242,126      213,437      233,521      208,254

Less dividends:
   Preferred Stock                                                                       (65)         (65)        (130)        (130)
   Common Stock                                                                       (3,767)      (3,529)      (7,464)      (6,992)
                                                                                   ---------    ---------    ---------    ---------


Earnings retained in business at end of period                                     $ 248,126    $ 217,817    $ 248,126    $ 217,817
                                                                                   =========    =========    =========    =========

Net income per Class A Nonvoting Common Share

                                                                      Basic        $    0.43    $    0.35    $    0.97    $    0.74
                                                                                   =========    =========    =========    =========

                                                                    Diluted        $    0.43    $    0.35    $    0.96    $    0.73
                                                                                   =========    =========    =========    =========
Net income per Class B Voting Common Share

                                                                      Basic        $    0.43    $    0.35    $    0.94    $    0.70
                                                                                   =========    =========    =========    =========

                                                                    Diluted        $    0.43    $    0.35    $    0.93    $    0.70
                                                                                   =========    =========    =========    =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                  (Unaudited)
                                                                                               Six Months Ended
                                                                                                  January 31
                                                                                            2000             1999
                                                                                         ----------        ---------
Operating activities:
Net income                                                                               $ 22,199          $ 16,685
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              6,107             5,560
  Amortization                                                                              2,560             1,864
  Loss on sale of property, plant and equipment                                                29                30
  Provision for losses on accounts receivable                                                 951               521
  Other                                                                                       347               347
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                   (9,548)           (3,324)
     Inventory                                                                                450               889
     Prepaid expenses and other assets                                                     (6,378)            4,415
     Accounts payable, accrued expenses and other liabilities                              (2,616)           (4,274)
     Income taxes                                                                          (4,199)           (2,792)
                                                                                         --------          --------
         Net cash provided by operating activities                                          9,902            19,921

Investing activities:
  Acquisitions of businesses, net of cash acquired                                         (4,949)           (4,214)
  Purchases of property, plant and equipment                                               (5,839)           (6,298)
  Proceeds from sale of property, plant and equipment                                         102               173
  Other                                                                                        16              (175)
                                                                                         --------          --------
         Net cash (used in) investing activities                                          (10,670)          (10,514)

Financing activities:
  Payment of dividends                                                                     (7,594)           (7,122)
  Proceeds from issuance of Common Stock                                                    1,577               667
  Principal payments on long-term debt                                                     (2,958)             (246)
  Proceeds from long-term borrowings                                                            0               343
                                                                                         --------          --------
         Net cash (used in) financing activities                                           (8,975)           (6,358)
Effect of exchange rate changes on cash                                                     1,078               894
                                                                                         --------          --------

Net (decrease) increase in cash and cash equivalents                                       (8,665)            3,943
Cash and cash equivalents, beginning of period                                             75,466            65,609
                                                                                         --------          --------

Cash and cash equivalents, end of period                                                 $ 66,801          $ 69,552
                                                                                         ========          ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                               $    311          $    325
  Income taxes, net of refunds                                                             15,609            12,029


See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2000


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2000, and July 3l, 1999, and its results of operations for the three months and six months ended January 31, 2000, and 1999 and its cash flows for the six months ended January 31, 2000, and 1999. The consolidated balance sheet at July 31, l999, has been taken from the audited consolidated financial statements of that date and condensed.

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

NOTE B - Net Income Per Common Share

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:


                                                          Fiscal 2000                               Fiscal 1999
                                                          -----------                               -----------

                                               2nd Quarter              6-Month           2nd Quarter              6-Month
                                               -----------              -------           -----------              -------
Numerator:
   Net income                                   $9,832,000           $22,199,000           $7,974,000          $16,685,000
   Less:   Preferred stock dividends              (64,784)             (129,567)             (64,784)            (129,567)
                                                  --------             ---------             --------            ---------

   Numerator for basic and diluted
       Class A earnings per share                9,767,216            22,069,433            7,909,216           16,555,433

   Less:  Preferential dividends                        --             (694,492)                   --            (690,541)
   Less:  Preferential dividends on
       dilutive stock options                           --              (10,410)                   --              (2,739)
                                                        --              --------                   --              -------

   Numerator for basic and diluted
       Class B earnings per share               $9,767,216           $21,364,531           $7,909,216          $15,862,937
                                                ==========           ===========           ==========          ===========



                                                                Fiscal 2000                               Fiscal 1999
                                                                -----------                               -----------

                                                    2nd Quarter              6-Month           2nd Quarter            6-Month
                                                    -----------              -------           -----------            -------
Denominator:
   Denominator for basic earnings per
         share for both Class A and Class B          22,660,321            22,663,973           22,529,702           22,514,567
          share for both Class A and Class B
   Plus: Effect of dilutive stock options               269,034               287,962              185,864              115,104
                                                        -------               -------              -------              -------

   Denominator for diluted earnings per
       share for both Class A and Class B            22,929,355            22,951,935           22,715,566           22,629,671
                                                     ==========            ==========           ==========           ==========

Class A common stock earnings per share:
       Basic                                              $0.43                 $0.97                $0.35                $0.74
       Diluted                                            $0.43                 $0.96                $0.35                $0.73

Class B common stock earnings per share:
       Basic                                              $0.43                 $0.94                $0.35                $0.70
       Diluted                                            $0.43                 $0.93                $0.35                $0.70


         Options to purchase 526,000 and 238,317 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending January 31, 2000, and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 254,167 and 1,024,418 shares of Class A common stock were not included in the computations of diluted earnings per share for the six months ending January 31, 2000, and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - Comprehensive Income

         Total comprehensive income, which was comprised of net income and foreign currency adjustments, amounted to approximately $7,922,000 and $5,154,000 for the three months ended January 31, 2000, and 1999, respectively, and $20,840,000 and $17,962,000 for the six months ended January 31, 2000, and 1999, respectively.

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

NOTE E - Segment Information

     The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group. Following is a summary of segment information for the three months ended January 31, 2000, and 1999:


                                            Identification
                                             Solutions &                                      Corporate
                                              Specialty                       Direct            and
                                                Tapes        Graphics       Marketing      Eliminations             Totals
                                                -----        --------       ---------      ------------             ------
Three months ended January 31, 2000:
Revenues from external customers                $58,251       $29,810         $41,161                              $129,222
Intersegment revenues                               756           885             200          ($1,841)                  --
Profit (loss)                                    11,759         2,671           6,461           (3,982)              16,909

Three months ended January 31, 1999:
Revenues from external customers                $43,862       $29,717         $38,730                              $112,309
Intersegment revenues                             1,486           494             219          ($2,199)                  --
Profit (loss)                                     6,030         2,208           6,509             (675)              14,072


Following is a summary of segment information for the six months ended January 31, 2000, and 1999:


                                         Identification
                                           Solutions &                                    Corporate
                                            Specialty                      Direct            and
                                              Tapes         Graphics      Marketing      Eliminations                  Totals
                                              -----         --------      ---------      ------------                  ------
Six months ended January 31, 2000:
Revenues from external customers             $112,681       $61,682         $80,408                                  $254,771
Intersegment revenues                           1,400         1,567             494          ($3,461)                      --
Profit (loss)                                  21,842         8,779          13,322           (6,064)                  37,879

Six months ended January 31, 1999:
Revenues from external customers              $89,268       $62,373         $77,470                                  $229,111
Intersegment revenues                           2,243         1,042             447          ($3,732)                      --
Profit (loss)                                  12,761         6,908          12,760           (2,640)                  29,789


Following is a reconciliation of profit for the three and six months ended January 31, 2000, and 1999:


                                                           Fiscal 2000                               Fiscal 1999
                                                           -----------                               -----------

                                              2nd Quarter               6-Month          2nd Quarter              6-Month
                                              -----------               -------          -----------              -------
Total profit from reportable segments             $20,891               $43,943              $14,747              $32,429
Corporate and eliminations                        (3,982)               (6,064)                (675)              (2,640)
Unallocated amounts:
    Goodwill                                      (1,116)               (2,249)                (850)              (1,668)
    Interest-net                                      560                 1,102                  490                  717
    Foreign exchange                                 (61)                 (200)                (375)                (770)
    Other                                           (395)                 (436)                (158)                (491)
                                                     ----                 -----                -----                -----

Income before income taxes                        $15,897               $36,096              $13,179              $27,577
                                                  =======               =======              =======              =======


NOTE F - Restructuring

     During the fourth quarter of fiscal 1998, the Company recorded a nonrecurring charge of $5,390,000 related primarily to a provision for severance costs associated with a reduction in workforce at its operations around the world. The workforce reduction of 7.5%, approximately 200 people, was essentially completed in August 1998.

     A reconciliation of activity with respect to the Company's restructuring is as follows:



                      Provision, July 31, 1998                                                          $5,390,000
                      Fiscal 1999 activity:
                        Noncash asset write-offs                                                         (366,000)
                        Cash payments associated with severance                                        (4,150,000)
                        Amounts taken to income                                                          (611,000)
                                                                                                         ---------
                      Ending balance, July 31, 1999                                                        263,000

                      Fiscal 2000 activity:
                        Cash payments associated with severance                                          (199,000)
                                                                                                         ---------
                      Ending balance, October 31, 1999                                                      64,000
                        Cash payments associated with severance                                           (64,000)
                                                                                                          --------
                      Ending balance, January 31, 2000                                                          $0
                                                                                                                ==

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended January 31, 2000, revenues of $129,222,000 were 15.1% higher than the same quarter of the previous year. For the six months ended January 31, 2000, revenues of $254,771,000 were 11.2% higher than the same period last year. Sales of the Company's international operations increased 12.6% for the quarter and 9.9% for the six months ended January 31, 2000. Of that increase, continued market penetration of existing base products in Brady's operations outside the United States increased international sales by 10.5% for the quarter and 6.9% for the six month period. The acquisitions of VisiSign. Ltd., Holman Groupe S.A. and Soft S.A. increased international sales by 9.2% for the quarter and 8.6% for the six month period. These increases were somewhat offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 7.1 percentage points in the quarter and 5.5 percentage points in the six month period. Sales of the Company's U.S. operations increased17.3% in the quarter and 12.3% for the six months ended January 31, 2000. Of that increase, base business increased 11.0% in the quarter and 6.9% for the six month period. The acquisitions of Barcodes West, Inc. and the Champion America, Inc. brand name increased U.S. sales by 6.3% in the quarter and 5.4% for the six month period.

         The cost of products sold as a percentage of sales decreased from 44.5% to 42.5% for the quarter and from 44.2% to 42.3% for the six months ended January 31, 2000, due to reduced costs from changes in product mix towards products with higher margins, reduced expenses as a result of last year's workforce reduction and manufacturing efficiencies from the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 41.3% for the quarter compared to 39.9% for the same quarter of the previous year. For the six months ended January 31, 2000, this percentage was 40.1% compared to 39.8% for the same period last year. These increases were due primarily to the Company's investment in process improvements discussed in the Financial Condition section below. Research and development expenditures increased 26.9% for the quarter and 9.0% for the six months ended January 31, 2000, over the same periods last year reflecting the Company's commitment to new product development. As a percentage of sales, research and development expenses increased from 3.9% to 4.3% for the quarter and equaled 3.9% for both six month periods.

         Operating income was $15,379,000 for the quarter and $35,157,000 for the six months ended January 31, 2000, compared to $13,110,000 and $27,639,000 for the same periods last year because of the factors cited above.

         Investment and other income increased $384,000 for the quarter and $872,000 for the six months ended January 31, 2000, over the same periods last year. These increases were the result of lower foreign exchange transaction losses and higher investment income because of higher interest rates.

         Income before income taxes increased 20.6% for the quarter and 30.9% for the six months ended January 31, 2000, compared to the prior year results. The Company's effective tax rate was 38.2% for the quarter compared to 39.5% for the same quarter of the previous year. For the six months ended January 31, 2000, this percentage was 38.5% compared to 39.5% for the same period last year. These decreases were the result of profitability changes in the Company's international operations.

         Net income for the three months ended January 31, 2000, increased 23.3% to $9,832,000 compared to $7,974,000 for the same quarter of the previous year. For the six months ended January 31, 2000, net income increased 33.1% to $22,199,000 from $16,685,000 for the same period last year. On a per share basis, diluted net income for the three months ended January 31, 2000, was $0.43 compared to $0.35 for the same quarter of the previous year. For the six months ended January 31, 2000, diluted net income per share was $0.96 compared to $0.73 for the same period last year.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 32.8% for the three months ended January 31, 2000. For the six months ended January 31, 2000, ISST sales were 26.2% higher than the same period last year. The increases were primarily the result of a growth of base business, particularly with global customers in the telecommunications and electronics markets. The acquisitions of Barcodes West, Inc. and Holman Groupe, S.A. also contributed to the sales increase compared to last year. Sales were up significantly in Latin America, Australia and Asia. Profit as a percentage of sales increased from 13.7% to 20.2% for the quarter and from 14.3% to 19.4% for the six months ended January 31, 2000. The increases were primarily the result of product mix, operating leverage from the increased volume and manufacturing efficiencies.

Graphics Group:

         Graphics sales increased 0.3% for the three months ended January 31, 2000. For the six months ended January 31, 2000, Graphics sales were 1.1% lower than the same period last year. Sales generated by the acquisitions of VisiSign Pty. Ltd. And Soft S.A. offset weakness in the industrial and safety markets in the United States and Europe and the decrease in sales of Colorpix wide-format color inkjet printers and related materials. Sales were up in Asia, Australia and Canada and down in Europe and the United States. Profit as a percentage of sales increased from 7.4% to 9.0% for the quarter and from 11.1% to 14.2% for the six months ended January 31, 2000. These increases were primarily the result of the group's refocusing resources on products with higher profit margins.

Direct Marketing Group:

         Direct Marketing sales increased 6.3% for the three months ended January 31, 2000. For the six months ended January 31, 2000, Direct Marketing sales were 3.8% higher that the same period last year. For the quarter, sales in Brazil, Italy, Australia and Canada were up significantly, while sales in France and Germany were below last year's totals. For the six month period, Australian and Canadian sales were up significantly, while sales in the U.K. and Germany were down. Profit as a percentage of sales decreased from 16.8% to 15.7% for the quarter and increased from 16.5% to 16.6% for the six months ended January 31, 2000. The quarterly decrease was primarily the result of increased advertising expenditures.

Financial Condition

         The Company's liquidity remains strong. The current ratio as of January 31, 2000, was 3.2 to 1. Cash and cash equivalents were $66,801,000 at January 31, 2000, compared to $75,466,000 at July 31, 1999. The decrease was primarily due to the purchase of certain assets of Champion America, Inc. and the paydown of Korean bank debt. Working capital increased $11,696,000 during the six months and equaled $141,580,000 as of January 31, 2000.

         Cash flow from operations totaled $9,902,000 for the six months ended January 31, 2000, compared to $19,921,000 for the same period last year. The decrease was primarily the result of the increase in accounts receivable and prepaid assets more than offsetting the Company's increased profitability. Capital expenditures were $5,839,000 in the six months ended January 31, 2000, compared to $6,298,00 in the first six months last year. Financing activities, primarily the payment of dividends to the Company's stockholders and payments of Korean bank debt, consumed $8,975,000 of cash in the first six months of fiscal 2000, compared to $6,358,000 for the same period last year.

         Long-term debt as a percentage of long-term debt plus stockholder's investment was 0.4% at January 31, 2000, compared to 0.5% at July 31, 1999.

         In September 1999, the Company entered into a $150,000,000 revolving loan agreement with six banks. In January 2000, the agreement was amended to increase the available amount to $200,000,000. On January 27, 2000, the Company commenced an unsolicited cash tender offer for Critchley Group plc, a British company, at 575 pence per Critchley share. Purchase of all of Critchley's shares at this price would require approximately $155,000,000 of cash plus expenses of the transaction. On February 15, 2000, the Company announced that it would not match a competing offer of 750 pence per Critchley share made by a competing offeror. Both offers are subject to a number of conditions, including anti-trust clearance in the U.K. and other countries.

         During the second quarter of fiscal 2000 a Company-wide process improvement initiative was begun. This initiative will improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. The Company estimates that about 60% of that cash outlay will be capital expenditures.

         The Company believes that its cash and cash equivalents, the cash flow from operating activities and available line of bank credit are adequate to meet the Company's current and anticipated investing and financing needs.

Year 2000 Compliance

         The Company did not experience any significant Year 2000 issues with its in-house computers, software or other equipment. The Company estimates that it spent approximately $2,500,000 over a multi-year period in preparation for Year 2000. All costs associated with this issue were expensed as incurred and did not have a material effect on the results of operations, cash flows or financial condition of the Company.

Forward-Looking Statements

         Matters in this Quarterly Report may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information in this report involves risks and uncertainties, including, but not limited to, unknown information with respect to non-negotiated acquisitions; variations in the economic or political conditions in the countries with which the Company does business; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; technology changes; the continued availability of sources of supply; domestic and international economic conditions and growth rates; the ability of the Company to timely adjust its cost structure to changes in levels of sales, product mix and low levels of order backlog; and the ability of the Company to acquire new businesses. The Company cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

PART II.   OTHER INFORMATION

ITEM 6.            Exhibits and Reports on Form 8-K

                   (a)     Exhibits

                           None

                   (b)     Reports on Form 8-K.

                            A report on form 8-K dated January 27, 2000, was filed relating the Company's offer to purchase all the outstanding shares of Critchley Group plc for 575 pence (approximately $9.49) per share, or a total of 94 million pounds (approximately $155 million), in cash.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                        BRADY CORPORATION

Date:  February 25, 2000                /s/ K. M. Hudson
       -----------------                -------------------
                                        K. M. Hudson
                                        President


Date:  February 25, 2000                /s/ F. M. Jaehnert
       -----------------                -------------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)