Form 10-Q
period 2000-04-30
BRADY CORP
filed 2000-06-06
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2000


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

As of May 24, 2000, there were outstanding 20,919,400 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

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


BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)



                                                 ASSETS                                 April 30, 2000        July 31, 1999
                                                 ------                                 --------------        -------------
                                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                                              $  34,164            $  75,466
   Accounts receivable, less allowance for losses ($2,898 and $2,339 respectively)           89,209               73,290
   Inventories                                                                               41,687               37,527
   Prepaid expenses and other current assets                                                 45,973               16,886
                                                                                          ---------            ---------

       Total current assets                                                                 211,033              203,169

Other assets:
   Intangibles - net                                                                        101,188               72,941
   Other                                                                                      8,502                8,026

Property, plant and equipment:
   Cost:
       Land                                                                                   4,936                5,008
       Buildings and improvements                                                            43,470               41,417
       Machinery and equipment                                                              113,559              101,324
       Construction in progress                                                              10,569                2,229
                                                                                          ---------            ---------

                                                                                            172,534              149,978
   Less accumulated depreciation                                                             95,800               82,994
                                                                                          ---------            ---------

       Net property, plant and equipment                                                     76,734               66,984
                                                                                          ---------            ---------

Total                                                                                     $ 397,457            $ 351,120
                                                                                          =========            =========

             LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                       $  25,260            $  19,378
   Wages and amounts withheld from employees                                                 23,466               23,186
   Taxes, other than income taxes                                                             4,093                2,290
   Accrued income taxes                                                                      10,323               12,516
   Other current liabilities                                                                 13,162               13,289
   Short-term borrowings and current maturities on long-term debt                            18,851                2,626
                                                                                          ---------            ---------

       Total current liabilities                                                             95,155               73,285

Long-term debt, less current maturities                                                       3,699                1,402

Other liabilities                                                                            17,066               15,869
                                                                                          ---------            ---------

       Total liabilities                                                                    115,920               90,556

Stockholders' investment:
   Preferred stock                                                                            2,855                2,855
   Class A nonvoting common stock - issued 20,923,948 and 20,839,841 shares, respectively       209                  208
   Class B voting common stock - issued and outstanding 1,769,314 shares                         18                   18
   Additional paid-in capital                                                                30,012               28,383
   Earnings retained in the business                                                        256,024              233,521
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                    (132)                (132)
   Cumulative other comprehensive income                                                     (5,638)              (1,958)
   Other                                                                                     (1,811)              (2,331)
                                                                                          ---------            ---------

       Total stockholders' investment                                                       281,537              260,564
                                                                                          ---------            ---------

Total                                                                                     $ 397,457            $ 351,120
                                                                                          =========            =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)


                                                                                    (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                                    April 30                       April 30
                                                                2000         1999               2000         1999
                                                             ---------     --------           --------     --------
Net sales                                                    $ 142,484     $121,455           $397,255     $350,566

Operating expenses:
   Cost of products sold                                        59,740       50,501            167,388      151,780
   Research and development                                      6,119        4,044             15,942       13,052
   Selling, general and administrative                          57,523       46,182            159,666      137,367
                                                             ---------     --------           --------     --------
Total operating expenses                                       123,382      100,727            342,996      302,199

Operating income                                                19,102       20,728             54,259       48,367

Other income and (expense):
   Investment and other income - net                              (119)         360                939          546
   Interest expense                                               (135)        (104)              (254)        (352)
                                                             ---------     --------           --------     --------

Income before income taxes                                      18,848       20,984             54,944       48,561

Income taxes                                                     7,119        8,047             21,016       18,939
                                                             ---------     --------           --------     --------

Net income                                                      11,729       12,937             33,928       29,622


Earnings retained in business at beginning of period           248,126      217,817            233,521      208,254

Less dividends:
   Preferred Stock                                                 (65)         (65)              (194)        (194)
   Common Stock                                                 (3,766)      (3,529)           (11,231)     (10,522)
                                                             ---------     --------           --------     --------


Earnings retained in business at end of period               $ 256,024     $227,160           $256,024     $227,160
                                                             =========     ========           ========     ========

Net income per Class A Nonvoting Common Share

                                                    Basic    $    0.51     $   0.57           $   1.49     $   1.31
                                                             =========     ========           ========     ========

                                                  Diluted    $    0.51     $   0.57           $   1.47     $   1.30
                                                             =========     ========           ========     ========

Net income per Class B Voting Common Share

                                                    Basic    $    0.51     $   0.57           $   1.46     $   1.28
                                                             =========     ========           ========     ========

                                                  Diluted    $    0.51     $   0.57           $   1.44     $   1.27
                                                             =========     ========           ========     ========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                        (Unaudited)
                                                                                     Nine Months Ended
                                                                                           April 30
                                                                                      2000         1999
                                                                                    --------    --------
Operating activities:
Net income                                                                          $ 33,928    $ 29,622
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                         9,059       8,418
  Amortization                                                                         3,949       2,902
  Loss on sale of property, plant and equipment                                           45          23
  Provision for losses on accounts receivable                                          1,295         916
  Other                                                                                  521         521
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                             (15,155)     (6,869)
     Inventory                                                                        (1,494)      2,316
     Prepaid expenses and other assets                                               (29,339)      1,671
     Accounts payable, accrued expenses and other liabilities                          3,619       2,378
     Income taxes                                                                     (2,099)      3,152
                                                                                    --------    --------
         Net cash provided by operating activities                                     4,329      45,050

Investing activities:
  Acquisitions of businesses, net of cash acquired                                   (38,371)     (9,672)
  Purchases of property, plant and equipment                                         (14,757)     (8,508)
  Proceeds from sale of property, plant and equipment                                    198         189
  Other                                                                                   16        (161)
                                                                                    --------    --------
         Net cash (used in) investing activities                                     (52,914)    (18,152)

Financing activities:
  Payment of dividends                                                               (11,425)    (10,716)
  Proceeds from issuance of Common Stock                                               1,630         814
  Principal payments on debt                                                          (9,431)       (676)
  Proceeds from short-term borrowings                                                 25,161         288
                                                                                    --------    --------
         Net cash provided by (used in) financing activities                           5,935     (10,290)
Effect of exchange rate changes on cash                                                1,348       1,646
                                                                                    --------    --------

Net (decrease) increase in cash and cash equivalents                                 (41,302)     18,254
Cash and cash equivalents, beginning of period                                        75,466      65,609
                                                                                    --------    --------

Cash and cash equivalents, end of period                                            $ 34,164    $ 83,863
                                                                                    ========    ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                          $    364    $    246
  Income taxes, net of refunds                                                        21,946      12,958



See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 2000


NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2000, and July 3l, 1999, and its results of operations for the three months and nine months ended April 30, 2000, and 1999 and its cash flows for the nine months ended April 30, 2000, and 1999. The consolidated balance sheet at July 31, l999, has been taken from the audited consolidated financial statements of that date and condensed.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

     It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.

NOTE B - Net Income Per Common Share

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                            Fiscal 2000                              Fiscal 1999
                                                            -----------                              -----------
                                               3rd Quarter              9-Month          3rd Quarter              9-Month
                                               -----------              -------          -----------              -------
Numerator:
   Net income                                   $11,729,000           $33,928,000          $12,937,000          $29,622,000
   Less:   Preferred stock dividends               (64,784)             (194,351)             (64,784)            (194,351)
                                                -----------           -----------          -----------          -----------

   Numerator for basic and diluted
       Class A earnings per share                11,664,216            33,733,649           12,872,216           29,427,649

   Less:  Preferential dividends                         --             (694,492)                   --            (690,541)
   Less:  Preferential dividends on
       dilutive stock options                            --              (10,410)                   --              (2,739)
                                                         --              --------                   --              -------

   Numerator for basic and diluted
       Class B earnings per share               $11,664,216           $33,028,747          $12,872,216          $29,734,369
                                                ===========           ===========          ===========          ===========


                                                                  Fiscal 2000                                Fiscal 1999
                                                                  -----------                                -----------
                                                      3rd Quarter             9-Month           3rd Quarter              9-Month
                                                      -----------             -------           -----------              -------
Denominator:
   Denominator for basic earnings per
         share for both Class A and Class B           22,690,631            22,665,331           22,546,554           22,524,995
   Plus: Effect of dilutive stock options                236,481               271,350              146,927              117,105
                                                         -------               -------              -------              -------

   Denominator for diluted earnings per
       share for both Class A and Class B             22,927,112            22,936,681           22,693,481           22,642,100
                                                      ==========            ==========           ==========           ==========

Class A common stock earnings per share:
       Basic                                               $0.51                 $1.49                $0.57                $1.31
       Diluted                                             $0.51                 $1.47                $0.57                $1.30

Class B common stock earnings per share:
       Basic                                               $0.51                 $1.46                $0.57                $1.28
       Diluted                                             $0.51                 $1.44                $0.57                $1.27


     Options to purchase 526,000 and 466,918 shares of Class A common stock were not included in the computations of diluted earnings per share for the quarters ending April 30, 2000, and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Options to purchase 260,167 and 1,005,418 shares of Class A common stock were not included in the computations of diluted earnings per share for the nine months ending April 30, 2000, and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE C - Comprehensive Income

     Total comprehensive income, which was comprised of net income, foreign currency adjustments and an unrealized gain on investment, amounted to approximately $9,408,000 and $10,872,000 for the three months ended April 30, 2000, and 1999, respectively, and $30,248,000 and $28,834,000 for the nine months ended April 30, 2000, and 1999, respectively.

NOTE D - Acquisition

     Effective September 3, 1999, the Company acquired the brand name, customer list and catalog artwork of Champion America, Inc., located in Chagrin Falls, Ohio, a direct marketer of signs, labels and identification products for cash of approximately $5,600,000. The purchase price of this acquisition is subject to change based on post-closing adjustments.

     Effective March 3, 2000, the Company acquired Data Recognition, Inc., located in Austin, Texas, a systems integrator providing automatic identification and data collection (AIDC) solutions.

     Effective March 22, 2000, the Company acquired Imtec, Inc., located in Bellows Falls, Vermont, a manufacturer of high-performance bar-code labels and labeling systems used in automatic identification applications.

     The Company acquired Data Recognition, Inc. and Imtec, Inc. for cash of approximately $34,900,000. The purchase price of the Data Recognition acquisition is subject to change based on post-closing adjustments.

     These acquisitions have been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the date of acquisition in the accompanying financial statements. The pro-forma results assuming the acquisition had been consummated as of the beginning of the periods presented are not significant.

NOTE E - Segment Information

     The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group. Following is a summary of segment information for the three months ended April 30, 2000, and 1999:

(Dollars in Thousands)                  Identification
                                          Solutions &                                     Corporate
                                          Specialty                       Direct             and
                                            Tapes       Graphics         Marketing       Eliminations              Totals
                                            -----       --------         ---------       ------------              ------
Three months ended April 30, 2000:
Revenues from external customers           $65,220       $33,732         $43,532                                  $142,484
Intersegment revenues                          834         1,474             252          ($2,560)                      --
Profit (loss)                               12,859         6,045           7,680           (5,656)                  20,928

Three months ended April 30, 1999:
Revenues from external customers           $49,150       $31,140         $41,165                                  $121,455
Intersegment revenues                          935           417             238          ($1,590)                      --
Profit (loss)                                9,205         5,812           8,665           (1,882)                  21,800


Following is a summary of segment information for the nine months ended April 30, 2000, and 1999:

(Dollars in Thousands)                 Identification
                                         Solutions &                                      Corporate
                                          Specialty                      Direct              and
                                            Tapes         Graphics      Marketing        Eliminations               Totals
                                            -----         --------      ---------        ------------               ------
Nine months ended April 30, 2000:
Revenues from external customers           $177,901       $95,414        $123,940                                  $397,255
Intersegment revenues                         2,234         3,041             746          ($6,021)                      --
Profit (loss)                                34,701        14,824          21,002          (11,720)                  58,807

Nine months ended April 30, 1999:
Revenues from external customers           $138,418       $93,513        $118,635                                  $350,566
Intersegment revenues                         2,362         1,459             685          ($4,506)                      --
Profit (loss)                                21,966        12,720          21,425           (4,522)                  51,589


Following is a reconciliation of profit for the three and nine months ended April 30, 2000, and 1999:


(Dollars in Thousands)                                      Fiscal 2000                              Fiscal 1999
                                                            -----------                              -----------
                                                 3rd Quarter            9-Month            3rd Quarter            9-Month
                                                 -----------            -------            -----------            -------
Total profit from reportable segments             $26,584               $70,527              $23,682              $56,111
Corporate and eliminations                        (5,656)              (11,720)              (1,882)              (4,522)
Unallocated amounts:
    Goodwill                                      (1,524)               (3,773)                (912)              (2,580)
    Interest-net                                      287                 1,389                  309                1,026
    Foreign exchange                                (624)                 (824)                (104)                (874)
    Other                                           (219)                 (655)                (109)                (600)
                                                    -----                 -----                -----                -----

Income before income taxes                        $18,848               $54,944              $20,984              $48,561
                                                  =======               =======              =======              =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

     For the three months ended April 30, 2000, revenues of $142,484,000 were 17.3% higher than the same quarter of the previous year. For the nine months ended April 30, 2000, revenues of $397,255,000 were 13.3% higher than the same period last year. Sales of the Company's international operations increased 18.9% for the quarter and 12.9% for the nine months ended April 30, 2000. Of that increase, continued market penetration of existing base products in Brady's operations outside the United States increased international sales by 15.4% for the quarter and 9.8% for the nine month period. The acquisitions of VisiSign Pty. Ltd., Holman Groupe S.A. and Soft S.A. increased international sales by 8.8% for the quarter and 8.6% for the nine month period. These increases were somewhat offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 5.3 percentage points in the quarter and 5.4 percentage points in the nine month period. Sales of the Company's U.S. operations increased 16.0% in the quarter and 13.6% for the nine months ended April 30, 2000. Of that increase, base business increased 5.8% in the quarter and 6.5% for the nine month period. The acquisitions of Barcodes West, Inc., the Champion America, Inc. brand name, Data Recognition, Inc. and Imtec, Inc. increased U.S. sales by 10.3% in the quarter and 7.1% for the nine month period.

     The cost of products sold as a percentage of sales increased slightly from 41.6% to 41.9% for the quarter, but decreased from 43.3% to 42.1% for the nine months ended April 30, 2000. The year to date decrease is due to reduced costs from changes in product mix towards products with higher margins and reduced expenses as a result of manufacturing efficiencies from the Company's continuous improvement efforts. Selling, general and administrative expenses as a percentage of sales were 40.4% for the quarter compared to 38.0% for the same quarter of the previous year. For the nine months ended April 30, 2000, this percentage was 40.2% compared to 39.2% for the same period last year. These increases were due primarily to the Company's investment in process improvements discussed in the Financial Condition section below. Research and development expenditures increased 51.3% for the quarter and 22.1% for the nine months ended April 30, 2000, over the same periods last year reflecting the Company's commitment to new product development. As a percentage of sales, research and development expenses increased from 3.3% to 4.3% for the quarter and from 3.7% to 4.0% for the nine month period.

     Operating income was $19,102,000 for the quarter and $54,259,000 for the nine months ended April 30, 2000, compared to $20,728,000 and $48,367,000 for the same periods last year because of the factors cited above.

     Investment and other income decreased $479,000 for the quarter and increased $393,000 for the nine months ended April 30, 2000, from the same periods last year. The decrease in the quarter was the result of higher foreign exchange transaction losses and lower investment income due to lower cash balances resulting from acquisitions made during the quarter. The year to date increase is the result of slightly lower foreign exchange transaction losses and higher investment income because of higher interest rates.

     Income before income taxes decreased 10.2% for the quarter and increased 13.1% for the nine months ended April 30, 2000, compared to the prior year results. The Company's effective tax rate was 37.8% for the quarter compared to 38.3% for the same quarter of the previous year. For the nine months ended April 30, 2000, this percentage was 38.2% compared to 39.0% for the same period last year. These decreases were the result of profitability changes in the Company's international operations.

     Net income for the three months ended April 30, 2000, decreased 9.3% to $11,729,000 compared to $12,937,000 for the same quarter of the previous year. For the nine months ended April 30, 2000, net income increased 14.5% to $33,928,000 from $29,622,000 for the same period last year. On a per share basis, diluted net income for the three months ended April 30, 2000, was $0.51 compared to $0.57 for the same quarter of the previous year. For the nine months ended April 30, 2000, diluted net income per share was $1.47 compared to $1.30 for the same period last year. The increase for the nine month period was due primarily to higher sales, while the decrease in the current quarter resulted primarily from increased spending during the quarter for process improvements and research and development and unusually strong margins in the prior year's third quarter.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

     ISST sales increased 32.7% for the three months ended April 30, 2000. For the nine months ended April 30, 2000, ISST sales were 28.5% higher than the same period last year. The increases were primarily the result of a growth of base business, an increase of 20.4% and 20.6% for the quarter and nine month period, respectively. The acquisitions of Barcodes West, Inc. Holman Groupe, S.A., Data Recognition, Inc. and Imtec, Inc. also contributed, increasing sales over prior year 14.1% for the quarter and 10.4% for the nine month period. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth within the group by 1.8% in the quarter and 2.5% in the nine month period. Sales were up significantly in Latin America and Asia. Profit as a percentage of sales increased from 18.7% to 19.7% for the quarter and from 15.9% to 19.5% for the nine months ended April 30, 2000. The increases were primarily the result of product mix, operating leverage from the increased volume and manufacturing efficiencies.

Graphics Group:

     Graphics sales increased 8.3% for the three months ended April 30, 2000. For the nine months ended April 30, 2000, Graphics sales were 2.0% higher than the same period last year. Sales generated by the acquisitions of VisiSign Pty. Ltd. and Soft S.A. offset weakness in the industrial and safety markets in the United States and Europe and the decrease in sales of Colorpix wide-format color inkjet printers and related materials. Sales were up in Asia, Australia and Canada and down in Europe and the United States. Profit as a percentage of sales decreased from 18.7% to 17.9% for the quarter and increased from 13.6% to 15.5% for the nine months ended April 30, 2000. The decrease in the quarter was a result of the effect of the strong yen on the Graphics group purchases and increases in new product development expenditures. The year to date increase was primarily the result of the group's refocusing resources on products with higher profit margins, which has more than offset the increased investment in new product development and the negative effect of the strong yen as mentioned above.

Direct Marketing Group:

     Direct Marketing sales increased 5.8% for the three months ended April 30, 2000. For the nine months ended April 30, 2000, Direct Marketing sales were 4.5% higher than the same period last year. The Direct Marketing Group was particularly impacted by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth within the group by 4.2% in the quarter and 4.0% in the nine month period. For the quarter, sales in each international unit were up significantly in local currency. On a dollar basis, the international business was flat for the nine month period. In local currencies, these businesses are up nearly 8%. Profit as a percentage of sales decreased from 21.0% to 17.6% for the quarter and from 18.1% to 16.9% for the nine months ended April 30, 2000. These decreases were primarily due to the impact of currency fluctuations.

Financial Condition

     The Company's liquidity remains strong. The current ratio as of April 30, 2000, was 2.2 to 1. Cash and cash equivalents were $34,164,000 at April 30, 2000, compared to $75,466,000 at July 31, 1999. The decrease was primarily due to the purchase of certain assets of Champion America, Inc., the paydown of Korean bank debt and the acquisitions of Data Recognition, Inc. and Imtec, Inc. Working capital decreased $14,006,000 during the nine months and equaled $115,878,000 as of April 30, 2000.

     Cash flow from operations totaled $4,329,000 for the nine months ended April 30, 2000, compared to $45,050,000 for the same period last year. The decrease was primarily the result of cash paid to purchase shares of Critchley Group plc, and an increase in accounts receivable and prepaid expenses. These changes more than offset the Company's increased profitability. Capital expenditures were $14,757,000 in the nine months ended April 30, 2000, compared to $8,508,00 in the first nine months last year. The increase over prior year was primarily a result of investments in new technology to support our process improvement initiative. Cash provided by financing activities was $5,935,000 for the nine month period ended April 30, 2000, resulting from proceeds from short-term borrowings, offset by the payment of dividends to the Company's stockholders and payments of Korean bank debt. Financing activities for the same period last year consumed $10,290,000. The current year change is primarily a result of the short-term borrowings.

     Long-term debt as a percentage of long-term debt plus stockholder's investment was 1.3% at April 30, 2000, compared to 0.5% at July 31, 1999.

     In September 1999, the Company entered into a $150,000,000 revolving loan agreement with six banks. In January 2000, the agreement was amended to increase the available amount to $200,000,000. On January 27, 2000, the Company commenced an unsolicited cash tender offer for Critchley Group plc, a British company, at 575 pence per Critchley share. Purchase of all of Critchley's shares at this price would have required approximately $155,000,000 of cash plus expenses of the transaction. On February 15, 2000, the Company announced that it would not match a competing offer of 750 pence per Critchley share made by a competing offeror. Subsequent to April 30, 2000, the Company received cash of approximately $27,000,000 for their 14.9% interest in Critchley, which resulted in a pretax gain, net of expenses, of approximately $4,000,000.

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

Forward-Looking Statements


     Matters in this Quarterly Report may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information in this report involves risks and uncertainties, including, but not limited to, variations in the economic or political conditions in the countries with which the Company does business; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; technology changes; the continued availability of sources of supply; domestic and international economic conditions and growth rates; the ability of the Company to timely adjust its cost structure to changes in levels of sales, product mix and low levels of order backlog; unknown information with respect to non-negotiated acquisitions; and the ability of the Company to acquire new businesses. The Company cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

PART II.  OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K.

                    The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 2000, other than a report previously noted in the prior quarter's Form 10-Q.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                        BRADY CORPORATION

Date:  June 1, 2000                     /s/ K. M. Hudson
       ------------                     ----------------
                                        K. M. Hudson
                                        President


Date:  June 1, 2000                     /s/ F. M. Jaehnert
       ------------                     ------------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)