Form 10-K
period 2000-07-31
BRADY CORP
filed 2000-10-26
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the Fiscal Year Ended July 31, 2000

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes No X

As of October 6, 2000, there were outstanding 20,979,298 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Brady Corporation 2000 Annual Report, Incorporated into Part II & IV

                                    I N D E X

                                                                                                           PAGE
                                                                                                           ----
PART I

Item 1.  Business

  General Development of Business.......................................................................    I-1

  Financial Information About Industry Segments.........................................................    I-1

  Narrative Description of Business:

       Overview.........................................................................................    I-1

       Business Strategy................................................................................    I-2

       Growth Strategy..................................................................................    I-2

       Products.........................................................................................    I-3

       Marketing and Sales..............................................................................    I-6

       Manufacturing Process and Raw Materials..........................................................    I-7

       Technology and Product Development...............................................................    I-7

       International Operations.........................................................................    I-8

       Competition......................................................................................    I-8

       Backlog..........................................................................................    I-8

       Environment......................................................................................    I-9

       Employees........................................................................................    I-9

       Acquisitions.....................................................................................    I-9

  Financial Information About Foreign and Domestic Operations and

         Export Sales...................................................................................    I-10

Item 2.  Properties.....................................................................................    I-11


Item 3.  Legal Proceedings..............................................................................    I-11


Item 4.  Submission of Matters to a Vote of  Security Holders...........................................    I-11


PART II

Item 5.  Market for Registrant's Common Equity and Related

         Stockholder Matters............................................................................    II-1


Item 6.  Selected Financial Data........................................................................    II-2


Item 7.  Management's Discussion and Analysis of Financial Condition

         and Results of Operations......................................................................    II-2


Item 8.  Financial Statements and Supplementary Data....................................................    II-2


Item 9.  Changes In and Disagreements With Accountants on

         Accounting and Financial Disclosure............................................................    II-2


PART III                                                                                                    PAGE
                                                                                                            ----

Item 10.  Directors and Executive Officers of the Registrant ...........................................    III-1


Item 11.  Executive Compensation .......................................................................    III-4


     Summary Compensation Table ........................................................................    III-4

     Stock Options......................................................................................    III-6

     Common Stock Price Performance Graph ..............................................................    III-9

     Compensation of Directors..........................................................................    III-10

     Termination of Employment and Change in Control Arrangements.......................................    III-10

     Restricted Stock...................................................................................    III-11

     Compensation Committee Interlocks and Insider Participation........................................    III-11

     Profit Sharing and Employee Thrift Plan ...........................................................    III-11

     Deferred Compensation Arrangements.................................................................    III-12

     Compensation Committee Report on Executive Compensation............................................    III-13

Item 12.  Security Ownership of Certain Beneficial Owners and Management................................    III-16


Item 13.  Certain Relationships and Related Transactions................................................    III-19


PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K................................    IV-1


SIGNATURES..............................................................................................    IV-6

                                     PART I

Brady Corporation and Subsidiaries is referred to herein as the "Company" or "Brady".

ITEM 1 BUSINESS

(a) General Development of Business

         The Company, a Wisconsin corporation, currently operates 26 manufacturing facilities worldwide. Ten are located in the United States, four in France, two each in Australia and Canada and one each in Belgium, Brazil, China, England, Italy, Japan, Korea and Singapore. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hong Kong, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Spain, Sweden, Taiwan and the United States. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and its telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(b) Financial Information About Industry Segments

         The information required by this Item is incorporated by reference to
Note 7 to Notes to Consolidated Financial Statements on Pages 35 through 37 of the Brady Corporation 2000 Annual Report.

(c)      Narrative Description of Business

OVERVIEW

         Brady Corporation is a leading international manufacturer and marketer of high-performance identification solutions and specialty coated materials. The Company's products consist of over 50,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data collection products; safety and facility identification products; and precision materials.

         The Company's products are sold in a variety of markets, including electrical, electronic, telecommunication, governmental, public utility, computer, construction, transportation equipment and education. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify and track assets, or to direct, warn, inform, train and protect people. The Company manufactures and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog and telemarketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 2000 consisted of more than 300,000 companies, with the largest customer representing less than 5% of net sales. Sales from international operations represented 44.4%, 44.6% and 43.5% of net sales in fiscal 2000, 1999 and 1998, respectively.

BUSINESS STRATEGY

         Brady's mission is to be the world leader in identification and material solutions that help companies improve productivity, performance, safety and security. The Company expects to accomplish this objective by offering a broad range of high-quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for its shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that is focused upon the creation of shareholder value. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

         Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy its customers' requirements and expectations. Brady's commitment to product innovation is reflected in research and development efforts that include approximately 200 employees primarily dedicated to research and development activities in the United States, Canada, Belgium, France and Singapore.

         Breadth of product line. The Company's products include over 50,000 stock as well as custom items. The number of products offered allows Brady to serve as a one-stop shopping network for its customers. Additionally, management believes that the Company provides a broader range of identification solutions than any of its competitors.

         Focus on customers. The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased its investment in telecommunications and management information systems worldwide.

         Niche markets. The Company strives to be a major player in niche markets that allow the Company to leverage its capabilities in specialty materials, die-cut parts and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical and safety markets with certain of its products such as wire markers, pipe markers, safety signs and printing systems. It also is a leader in precision die-cut materials and bar-code label generation software.

GROWTH STRATEGY

         The major elements of the Company's strategy for growth include:

         New products and new markets. The Company, through its strong product innovation and development activities, seeks continually to introduce new products and explore additional applications for its products in existing and new markets.

         Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets through existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company is aligning more closely with distributors, expanding its current sales force and is pursuing additional niche distribution channels.

         Geographic expansion. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $240,079,000, or 44.4%, of net sales in fiscal 2000. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase its penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in the Pacific Rim and in Latin America.

         Strategic acquisitions and joint ventures. While the Company intends to continue pursuing internal growth through the above strategies, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen its offerings through the pursuit of strategic acquisitions and joint ventures. During the last three years, Brady's growth has occurred through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration.

         E-business. E-Business will help support growth as the Company works to make every Brady business an electronic or Internet-enabled business. Brady is striving to do at least 50 percent of the Company's business electronically within the next three to five years. Investments in e-commerce and information technology have been increased to help the Company achieve this goal.

PRODUCTS

         The Company's products consist of over 50,000 stock and thousands of custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve product and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification and data-collection products including wire and cable markers, high-performance labels, stand-alone printing systems, barcode and other software, radio frequency identification tags and readers and other automatic identification and data collection systems; safety and facility identification products including signs, pipe and valve markers, storage markers, asset identification tags, lockout/tagout products, traffic-control products, printing systems and software; and specialty tapes and die-cut materials.

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

    INDUSTRIAL IDENTIFICATION AND DATA-COLLECTION PRODUCTS

    Wire and Cable Markers

         Brady manufactures a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and various hazards. Such products may be used in virtually every industrial, electrical and telecommunications market to specify the origination and/or destination of wiring and to facilitate repair or maintenance of equipment and datacommunication and electrical wiring systems.

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

    Automatic Identification and Data-Collection Systems

         Brady's automatic identification and data collection solutions include bar-code-label-generating software; bar-code and radio frequency scanners; tags; and labels to enable accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, integration services, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over production, asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

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

      Die-Cut Materials

         The Company's precision die-cut materials are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, pagers, computer hard drives, two-way radios, and other devices.

     Graphics Products

         Brady serves the identification and information needs of various non-industrial markets with a variety of easy-to-use printing systems and consumable supplies. It provides lettering and labeling systems, poster printers, laminators and supplies to education, and training markets.

      OTHER PRODUCTS

         The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales, including: hospital and clinical labels, packing and shipping goods, name plates and quality and production control products, among others.

MARKETING AND SALES

         The Company's products are sold in a wide variety of markets including electrical, electronic, telecommunications, governmental, public utility, computer, construction, transportation equipment and education. Brady has a diverse customer base that consisted of over 300,000 customers in fiscal 2000. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would not have a material adverse effect upon the Company's business. In fiscal 2000, no single customer accounted for more than 5% of the Company's net sales.

         The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog marketing and electronic access through the Internet. The Company currently has over 4,000 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs a sales force of over 500 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product application advice.

         The Company direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory compliance products and OEM component products, among others. Catalog operations are conducted through offices in the U.S., Australia, Brazil, Canada, England, France, Germany, Italy and Japan and include foreign-language catalogs.

MANUFACTURING PROCESS AND RAW MATERIALS

         The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating, converting, software publishing and printer engineering and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent- or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting or slitting and printing or marking the materials as required.

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

         The Company conducts much of its research and development activities at its approximately 39,600 sq. ft. Frederic S. Tobey Research and Innovation Center in Milwaukee, Wisconsin. The Company spent approximately $21,500,000, $17,700,000 and $20,300,000 in fiscal 2000, 1999 and 1998, respectively, on its research and development activities. In fiscal 2000, approximately 200 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

         In Fiscal 2000, 1999, and 1998, sales from international operations accounted for 44.4%, 44.6%, and 43.5%, respectively, of the Company's net sales The Company's global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Italy, Japan, Korea, Mexico, Singapore, Spain and Sweden and sales offices in Hong Kong, Malaysia, the Philippines and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, Brazil, Canada, China, France and the Philippines in the last three years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

         The markets for most of the Company's products are competitive. The Company believes that it is the leading domestic producer of self-adhesive wire markers, safety signs, pipe markers, audio and video splicing tapes, precision die-cut materials and bar-code label generating software. The Company competes for business principally on the basis of product quality, performance, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world's major adhesive and electrical product companies offering some competing products as part of their product line. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

         As of July 31, 2000, the amount of the Company's backlog orders believed to be firm was approximately $27,100,000. This compares with approximately $22,300,000 and $20,400,000 of backlog orders as of July 31, 1999 and 1998, respectively. Average delivery time for the Company's orders varies from one day to 12 weeks, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

         As of July 31, 2000, the Company employed approximately 3,100 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contract and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college recruiting program for sales, technical and administrative personnel.

ACQUISITIONS

         Effective March 9, 1998, the Company acquired the common stock of Techniques Avancees located in Auch, France, a bar-code-labeling-software developer, for cash of $10,735,000 and a payable of $1,030,000.

         Effective April 30, 1998, the Company acquired the common stock of GrafTek Inc. located in Toronto, Ontario, Canada, a bar-code labeling software developer, for cash of $8,528,000 and a payable of $933,000.

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

         Effective September 3, 1999, the Company acquired the brand name, customer list and catalog artwork of Champion America, Inc., located in Chagrin Falls, Ohio, a direct marketer of signs, labels and identification products, for cash of approximately $4,949,000 and a payable of approximately $561,000.

         Effective March 3, 2000, the Company acquired Data Recognition, Inc., located in Austin, Texas, a systems integrator providing automatic identification and data collection ("AIDC") solutions.

         Effective March 22, 2000, the Company acquired Imtec, Inc., located in Keene, New Hampshire, a manufacturer of high-performance bar-code labels and labeling systems used in automatic identification applications.

         The combined price for Data Recognition, Inc. and Imtec, Inc. was cash of approximately $33,422,000 and a payable of approximately $1,490,000. The purchase price is subject to change based on post-closing adjustments.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         See Note 7 to Notes to Consolidated Financial Statements on Pages 35 through 37 of the Brady Corporation 2000 Annual Report.

ITEM 2  PROPERTIES

         The Company currently operates 26 manufacturing facilities. Ten are located in the United States, four in France, two each in Australia and Canada and one each in Belgium, Brazil, China, England, Italy, Japan, Korea and Singapore. The Company's primary research facility of approximately 39,600 square feet is located in Milwaukee, Wisconsin. The Company's present operating facilities contain a total of approximately 1,590,000 square feet of space, of which approximately 833,000 square feet is leased. The Company believes that its equipment and facilities are modern, well-maintained and adequate for its present needs.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

         Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. There is no trading market for the Company's Class B Voting Common Stock.

         Stock price disclosure required by this Item is incorporated by reference to Page 39 of the Brady Corporation 2000 Annual Report.

(b)      Holders

         The number of holders of record of the Company's Class A and Class B Common Stock as of September 19, 2000, was 391 and 2, respectively.

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

         During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                                        Year
                                                                                                                       Ending
                               Year Ended 7/31/99                              Year Ended 7/31/00                     7/31/01
                  ---------------------------------------------  -----------------------------------------------    ------------
                    1st Qtr     2nd Qtr     3rd Qtr    4th Qtr       1st Qtr     2nd Qtr     3rd Qtr    4th Qtr         1st Qtr
                  ---------------------------------------------  -----------------------------------------------    ------------
Class A                $.16        $.16        $.16       $.16          $.17        $.17        $.17       $.17            $.18
Class B                 .13         .16         .16        .16           .14         .17         .17        .17             .15

ITEM 6 SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to Page 17 of the Brady Corporation 2000 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated by reference to Pages 18 through 22 of the Brady Corporation 2000 Annual Report.

From time to time the Company may provide forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking information involves risks and uncertainties, including, but not limited to, domestic and international economic conditions and growth rates; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; the successful implementation of a new enterprise-resource-planning system; the ability of the company to acquire, integrate and achieve anticipated synergies from new businesses; the ability of the company to adjust its cost structure to changes in levels of sales and product mix in a timely manner; variations in the economic or political conditions in the countries in which the company does business; technology changes; and the continued availability of sources of supply. Brady cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to Pages 23 through 38 of the Brady Corporation 2000 Annual Report and the table on page III-3.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       BRADY CORPORATION AND SUBSIDIARIES
                    UNAUDITED QUARTERLY FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                                                                               Quarters
                                        First              Second               Third                Fourth                Total
                                        -----              ------               -----                ------                -----
                                                              (Dollars in Thousands, Except Per Share Data)
2000

Net Sales                             $125,549            $129,222             $142,484             $143,822             $541,077
Gross Margin                            72,814              74,309               82,744               81,603              311,470
Operating Income                        19,778              15,379               19,102               15,032               69,291
Net Income                              12,367               9,832               11,729               13,273               47,201

Net Income Per Class A Common Share:
    Basic                                 0.54                0.43                 0.51                 0.59                 2.07
    Diluted                               0.54                0.43                 0.51                 0.57                 2.05



1999

Net Sales                             $116,802            $112,309             $121,455             $120,296             $470,862
Gross Margin                            65,524              62,308               70,954               69,873              268,659
Operating Income                        14,529              13,110               20,728               15,405               63,772
Net Income                               8,711               7,974               12,937                9,962               39,584

Net Income Per Class A Common Share:
    Basic                                 0.38                0.35                 0.57                 0.44                 1.74
    Diluted                               0.38                0.35                 0.57                 0.43                 1.73

                                    PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age      Title
Katherine M. Hudson        53       President, CEO and Director
Richard L. Fisk            56       Vice President, Direct Marketing Group
David R. Hawke             46       Vice President, Graphics Group
Frank M. Jaehnert          43       Vice President & Chief Financial Officer
David W. Schroeder         45       Vice President, Identification Solutions & Specialty Tapes Group
Conrad G. Goodkind         56       Secretary
Peter J. Lettenberger      63       Director
Robert C. Buchanan         60       Director
Roger D. Peirce            63       Director
Richard A. Bemis           59       Director
Dr. Frank W. Harris        58       Director
Gary E. Nei                56       Director
Mary K. Bush               52       Director
Frank R. Jarc              58       Director

KATHERINE M. HUDSON - Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Before joining Brady Corporation, she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Imaging Division. Her 24 years at Eastman Kodak Company included positions in finance, communication and public affairs, information systems and the management of instant photography and printing. She is a director of CNH Global N.V. and Charming Shoppes, Inc., and serves on the Alverno College Board of Trustees, the Advisory Board of the University of Wisconsin School of Business, the Advisory Council for the Indiana University School of Business, and the Medical College of Wisconsin Board of Trustees.

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

FRANK M. JAEHNERT - Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He was appointed to his present position in November 1996. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.

DAVID W. SCHROEDER - Mr. Schroeder joined the Company in June 1991 as General Manager of the Industrial Products Division. He was appointed to his present position in March 1995. Before joining the Company, he served as President and Chief Executive Officer of Uniroyal Adhesives & Sealants Co., Inc. from 1988 to May 1991.

                                     III-1

CONRAD G. GOODKIND - Mr. Goodkind was elected Secretary of the Company in November 1999. He is a partner of Quarles & Brady, general counsel to the Company, which he joined in 1979.

PETER J. LETTENBERGER - Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is a member of the Company's Finance and Corporate Governance Committees. He is a partner of Quarles & Brady, general counsel to the Company, which he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

ROBERT C. BUCHANAN - Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company's Finance Committee and chairs its Corporate Governance Committee. Mr. Buchanan is President of Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee.

ROGER D. PEIRCE - Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce has been a member of the Compensation Committee of the Company since September 1988, and its chairman since November 1996, and is a member of its Corporate Governance and Finance Committees. Mr. Peirce is a private investor and consultant and is a director and secretary/treasurer of The Jor-Mac Company, Inc. in Grafton, Wisconsin. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

RICHARD A. BEMIS - Mr. Bemis has been a Director of the Company since January 1990 and a member of its Compensation Committee since March 1990, and is a member of its Finance and Technology Committees. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

FRANK W. HARRIS - Dr. Harris has been a Director of the Company since November 1991, a member of its Audit Committee since May 1999, and is chair of its Technology Committee. Dr. Harris is a Distinguished Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

GARY E. NEI - Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company's Technology Committee and chair of its Finance Committee. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of Uroquest, Inc., Menlo Park, California.

MARY K. BUSH - Ms. Bush was elected to the Board of Directors on May 15, 2000. Ms. Bush is president of Bush & Company, Washington, D.C., an international financial advisory firm. She serves on the Audit and Finance Committees. Ms. Bush is also a director of Texaco, Inc., Mortgage Guarantee Insurance Corp., and R.J. Reynolds Tobacco Holdings, Inc.

FRANK R. JARC - Mr. Jarc was elected to the Board of Directors on May 15, 2000. Mr. Jarc is a consultant specializing in corporate development and international acquisitions, and the former senior vice president of corporate development at Office Depot. He is chair of Brady's Audit Committee and serves on the Compensation Committee.



                                      III-2

         All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

During fiscal year 2000, with respect to the Company's Class A Common Stock:

         1. Richard L. Fisk, an officer of the Company, exercised options to purchase 5,000 shares on November 19, 1999 and sold the shares on the same day. These transactions were reported on a Form 4 filed January 4, 2000.

         2. On June 6, 2000, Peter J. Lettenberger, a Director of the Company, donated 1,000 shares to a non-profit institution. This transaction was reported on a Form 4 dated July 12, 2000.





































                                      III-3

ITEM 11 EXECUTIVE COMPENSATION

The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 2000, to those persons who, as of the end of fiscal 2000, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                             Annual Compensation                     Compensation Awards
                                             -------------------                     -------------------
                                                                 Other          Restricted                              All Other
Name and                 Fiscal      Salary        Bonus        Annual            Stock            Options/SAR            Comp
Principal Position        Year        ($)         ($) (1)        Comp             Awards          (# of Shares)          ($) (4)
------------------        ----        ---         -------       ($) (2)           ($) (3)         -------------          -------
                                                                -------           -------
K. M. Hudson              2000      470,308         535,963      6,913             ---               82,000             58,059 (5)
President & Chief         1999      441,577         529,892      4,950             ---               34,000             47,589 (5)
Executive Officer         1998      449,516         190,145      4,829          1,487,500            24,000            107,066 (5)

R. L. Fisk                2000      265,962         206,652      4,668             ---               12,500            241,562 (6)
Vice President,           1999      253,654         228,289      3,235             ---               12,500            231,903 (6)
Direct Marketing          1998      259,615          82,363      3,560            743,750             8,000            215,180 (6)
Group

D. W. Schroeder           2000      255,962         238,659      5,631             ---               12,500              6,699
Vice President,           1999      243,573         219,216      5,908             ---               12,500             13,549
ISST Group                1998      247,889          78,643      4,271            743,750             8,000             13,612

D.R. Hawke                2000      245,961         191,112      4,790             ---               12,500              6,735
Vice President,           1999      233,654         210,289      5,191             ---               12,500             13,219
Graphics Group            1998      238,836          75,774      2,813            743,750             8,000             13,527

F.M. Jaehnert             2000      213,269         165,710      5,558             ---                8,600              8,931
Vice President &          1999      190,962         171,866      6,835             ---               83,000             13,280
Chief Financial           1998      185,309          54,870      5,685             ---                6,000             13,225
Officer


(1) Reflects bonus earned during the listed fiscal year which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.









                                      III-4

(3) In August 1997, the Company granted restricted stock awards of 50,000 shares to Mrs. Hudson and 25,000 shares each to Messrs. Fisk, Schroeder and Hawke. These awards are valued at $29.7500/share, the closing price for the Company's Class A Common Stock on the date of issue, in this table. As of July 31, 2000 and 1999, Mrs. Hudson held 50,000 shares and Messrs. Fisk, Schroeder and Hawke held 25,000 shares each of restricted stock. Using the closing price for the Company's Class A Common Stock on July 31, 2000, of $30.4375/share, Mrs. Hudson's holdings were valued at $1,521,875 and the holdings of Messrs. Fisk, Schroeder and Hawke were valued at $760,938 each. The restricted stock awards granted to Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted to Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

(4) All other compensation for fiscal 2000 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Profit Sharing and Employee Thrift Plan for each named executive officer of $9,600, $5,915, $5,946, $5,977 and $8,580 respectively and (ii) the cost of group term life insurance for each named executive officer of $1,485, $2,286, $753, $758 and $351, respectively.

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

(5) Fiscal 2000 includes $46,974 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1999 includes $31,355 accrued, but not paid, for that year's portion of the SERP. Fiscal 1998 includes club dues and estate planning fees of $61,963 and $27,634 accrued, but not paid, for the that year's portion of the SERP.

(6) Fiscal 2000 includes $233,360 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 1999 includes $217,000 accrued, but not paid, for that year's portion of a SERP. Fiscal 1998 includes $200,000 accrued, but not paid, for that year's portion of the SERP.










                                      III-5

STOCK OPTIONS

         The following tables summarize option grants and exercises during fiscal 2000 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2000. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 2000

                                Individual Grants
--------------------------------------------------------------------------------

                                                                            % of Total
                                                                            Options
                                                      Options               Granted to             Exercise
                                                    Granted (#)             Employees           Price ($/share)
Name                                                    (1)                 in Fiscal 2000            (2)           Expiration Date
----                                                -----------             --------------      ---------------     ---------------
K.M. Hudson                                           50,000                   16.5%                33.7500        November 17, 2009
                                                      32,000                   10.6%                30.5625        October 14, 2009
R.L. Fisk                                             12,500                    4.1%                30.5625        October 14, 2009
D.W. Schroeder                                        12,500                    4.1%                30.5625        October 14, 2009
D.R. Hawke                                            12,500                    4.1%                30.5625        October 14, 2009
F.M. Jaehnert                                          8,600                    2.8%                30.5625        October 14, 2009



                                                                   Potential Realizable Value
                                                                       at Assumed Rates of
                                                                  Stock Price Appreciation (3)
                                                           -------------------------------------------
                                                    $30.5625                $49.7800                 $79.2700
Name                                                 0% ($)                 5% ($) (6)              10% ($) (6)
                                                     ------                 ----------              -----------
K.M. Hudson                                           0                      1,676,460               4,248,140
R.L. Fisk                                             0                        240,219                 608,844
D.W. Schroeder                                        0                        240,219                 608,844
D.R. Hawke                                            0                        240,219                 608,844
F.M. Jaehnert                                         0                        165,271                 418,885


All Stockholders' Gains
(increase in market value of Brady corporation
Common Stock at assumed rates of stock price
appreciation)   (4) (6).......................                            $401,030,117          $1,016,426,405

All Optionees' Gains
(as a percent of all shareholders' gains) (5) (6)....                            1.47%                   1.47%




                                      III-6

(1) The options granted October 14, 1999, become exercisable as follows: 33 1/3% of the shares on October 14, 2000; 33 1/3% of the shares on October 14, 2001; and 33 1/3% of the shares on October 14, 2002. These options have a term of ten years.

         The options granted to Mrs. Hudson on November 17, 1999, become exercisable January 01, 2004, and have a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten year option term.

(4) Calculated from the $30.5625 exercise price applicable to the options granted on October 14, 1999 and the $33.7500 exercise price applicable to the options granted on November 17, 1999 based on the 20,867,965 shares of Class A Common Stock outstanding on November 17, 1999.

(5) Represents potential realizable value for all options granted in fiscal 2000 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.























                                      III-7

                   AGGREGATED OPTION EXERCISES IN FISCAL 2000
                   AND VALUE OF OPTIONS AT END OF FISCAL 2000




                                                                   Number of Unexercised Options at
                                                                            July 31, 2000
                                                      ----------------------------------------------------
                  Shares
                  Acquired on       Value
Name              Exercise (#)      Realized  ($)      Exercisable (#)           Unexercisable  (#)
----              ------------      -------------      ---------------           ------------------
K.M. Hudson       0                 0                          198,333              312,667
R.L. Fisk         35,000            601,840                     35,501              123,499
D.W. Schroeder    0                 0                           54,001              123,499
D.R. Hawke        3,000             71,088                      48,001              123,499
F.M. Jaehnert     0                 0                           14,667               93,433


                                              Value of Unexercised
                                              In-the-Money Options
                                              at July 31, 2000 (1)
                              ----------------------------------------------------
Name                            Exercisable ($)              Unexercisable ($)
----                            ---------------              -----------------
K.M. Hudson                           2,196,934                      1,567,504
R.L. Fisk                               212,795                        749,996
D.W. Schroeder                          588,753                        749,996
D.R. Hawke                              472,753                        749,996
F.M. Jaehnert                            83,941                        836,086



(1) Represents the closing price for the Company's Class A Common Stock on July 31, 2000, of $30.4375 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.








                                      III-8

COMMON STOCK PRICE PERFORMANCE GRAPH

      The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1995, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index and the Russell 2000 Index. Prior year graphs compared Brady's performance to the S&P 500 and the National Association of Securities Dealers' Automated Quotation System (NASDAQ) United States Index. In May 1999, Brady listed on the New York Stock Exchange making the comparison to a NASDAQ index obsolete.




                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL
  RETURN Brady Corporation versus Published Indices (S&P 500 and Russell 2000)
                           Fiscal Year Ending July 31,


                                      1995        1996          1997        1998          1999         2000
                                      ----        ----          ----        ----          ----         ----
Brady                                 $100        $193          $228        $193          $256         $240
S&P 500                               $100        $114          $170        $199          $236         $255
RUSSELL 2000                          $100        $105          $138        $140          $148         $167
NYSE                                  $100        $114          $164        $188          $208         $213













































                                      III-9

COMPENSATION OF DIRECTORS

         Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Directors who are not also employees of the Company receive an annual retainer of $20,000 plus $1,500 for each committee they chair and $1,250 plus expenses for each meeting of the Board or any committee thereof which they attend and are a member. Directors receive $750 for each meeting they attend of any committee for which they are not a member.


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


                                     III-10

         In the event of a change in control of the Company, Mrs. Hudson's SERP may accelerate and become payable in 30 days.

RESTRICTED STOCK

         In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued, Class A Common Stock and Messrs. Fisk, Schroeder and Hawke were awarded 25,000 shares each of authorized, but unissued Class A Common Stock. The restricted stock awards granted Mrs. Hudson and Mr. Fisk vest on August 1, 2002. The restricted stock awards granted Mr. Schroeder and Mr. Hawke vest 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000, the Board's Compensation Committee was composed of Messrs. Bemis, Jarc and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

MONEY PURCHASE AND 401K PLAN

         Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase and Employee 401K Plan (the "BradyGold 401K Plan"). Under this plan the Company agrees to contribute certain amounts to the BradyGold 401K Plan. Under the Money Purchase Plan, the Company first contributes 4% of the eligible earnings of each person covered by the Money Purchase Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the BradyGold 401K Plan by the Company and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 8% of their eligible earnings contributed to the BradyGold 401K Plan (without an additional matching contribution by the Company). The assets of the BradyGold 401K and Money Purchase Plans credited to each participant are invested by the BradyGold 401K and Money Purchase Plan trustee as directed in several investment funds as permitted by the BradyGold 401K and Money Purchase Plans. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the BradyGold 401K Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the BradyGold 401K Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after five years of service.





                                     III-11

DEFERRED COMPENSATION ARRANGEMENTS

         During fiscal 1998, the Company adopted new deferred compensation plans whereby directors, executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus into a plan account, the value which is measured by the Company's Class A Common Stock. Participants in the old deferred compensation plan were allowed to convert their balances in the old plan to this new plan. The conversion to the new plan was funded by the issuance of 372,728 shares of Class A Common Stock to a Rabbi Trust (the "Trust") in November 1997. All deferrals into the new plan result in purchases of existing Class A Common Stock by the Trust. No deferrals are allowed into the old plan.

         Upon the retirement, disability, or death of participant, the Company is required under the new plan to pay, each year for a period of ten years, a portion of the shares held in the participant's name by the Trust. The first payment must be one-tenth of the number of shares held; the second one-ninth; and so on, with the number of shares held in the Trust reduced by each payment.

         If the participant's employment ends for reasons other than retirement, disability or death, the shares held by the Trust in the participant's name will be distributed over a period of ten years. At the request of the participant and for special situations at the sole discretion of the Compensation Committee, the Company may make distributions in larger installments or in a lump sum or other basis.

         In the old deferred compensation plan, directors, executive officers, corporate staff officers and certain key management employees of the Company were permitted to defer portions of their fees, salary and bonus into a plan, the value of which was measured in "phantom stock" of the Company. "Phantom Stock" is not actual stock or rights to acquire stock in the Company, but it gives participants the right to share in increases in book value (as defined) of the common stock. At the end of each fiscal year, the deferred compensation balance (with interest) is credited to the purchase of phantom common stock at the then book value of the common stock of the Company, and is thereafter adjusted to reflect stock dividends and other dividends or distributions on the Company's Class A Common Stock. No new deferrals are allowed into this old deferred compensation plan. Upon the retirement, disability, or death of participant, the Company is required to pay, each year for a period of ten years, a portion of the book value of the phantom stock determined by the book value of the corresponding number of common shares as of the end of each fiscal year. The first payment must be one-tenth of the book value; the second one-ninth; and so on, with the number of phantom shares reduced by the equivalent in book value of each payment. At the request of the participant, the Company may make payments in larger installments or in a lump sum on a discounted or other basis.

         All current directors and executives converted their balances to the new deferred compensation plan. Certain retired participants elected not to transfer their balances into the new plan. They were allowed to remain in the old deferred compensation plan until the end of fiscal 2002. At that point the old plan will terminate and participant's balances will earn simple interest at a rate equal to the yield on a 30-year U.S. Treasury Bond as of July 31 of each year.





                                     III-12

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

Base Salary

         Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2000, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

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







                                     III-13

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





















                                     III-14

Compensation of the Chief Executive Officer

         Mrs. Hudson received $470,308 in base salary in fiscal 2000, an increase of 6.5% from the prior year's base salary. She was paid a bonus attributable to fiscal 2000 of $535,963, an increase of 1.1%, or $6,071, from the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

      (i) an increase of 16.6%, or $6,496,000, in profits (after removing the effects of the nonrecurring items) and 14.9% in sales over similar amounts from the prior year; a decrease of 13%, from $35.00 to $30.44, in the Company's stock price
      (ii) the successful acquisitions of certain assets of Champion America, Inc., Data Recognition, Inc. and Imtec, Inc. this year and the integration of last year's acquisitions VEB Sistemas de Etiquetas Ltda., Barcodes West Inc., Visi Sign Pty. Ltd., Holman Groupe S.A. and the graphics division of SOFT S.A.
      (iii) continued improvement in asset utilization (a 9.8% increase in inventory despite the 14.9% increase in sales)
      (iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth
      (v)         continued improvement in intercompany teamwork.

         During fiscal 2000, Mrs. Hudson was awarded options to purchase 82,000 shares of Class A Common Stock.

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

                 Roger D. Peirce, Chairman
                 Richard A. Bemis
                 Frank R. Jarc










                                     III-15

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

         The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on October 06, 2000.

                                                     Amount of
Title of          Name and Address of                Beneficial        Percent of
 Class            Beneficial Owner                   Ownership         Ownership
 -----            ----------------                   ---------         ---------
Class B           William H. Brady, Jr.(1)           1,574,866         89%
Common               Marital Trust
Stock             c/o Quarles & Brady
                  Attn: Peter J. Lettenberger
                  411 East Wisconsin Avenue
                  Milwaukee, WI  53202

                  William H. Brady, Jr.(1)             194,448         11%
                      Non-QTIP Marital Trust
                  c/o Quarles & Brady
                  Attn: Peter J. Lettenberger
                  411 East Wisconsin Avenue
                  Milwaukee, WI  53202

----------------------

(1) The trustees of both trusts are Richard A. Bemis, Robert C. Buchanan, Peter
J. Lettenberger, Roger D. Peirce and Gary E. Nei, each of whom shares voting and dispositive power. The vested beneficiary was Irene B. Brady, who died March 26, 1998. The contingent remainder beneficiaries are William H. Brady, III and Elizabeth Brady Lurie.
























                                     III-16

(b)      Security Ownership of Management

         The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of October 06, 2000. Except as otherwise indicated, all shares are owned directly.

Title                               Name of Beneficial                          Amount of                 Percent
of                                  Owner & Nature of                           Beneficial                of
Class                               Beneficial Ownership                        Ownership(10)             Ownership
-----                               --------------------                        ---------                 ---------
Class A                             Peter J. Lettenberger (1)(2)(3)             2,529,231                 12.1%
Common Stock                        Richard A. Bemis (1)(4)                     1,785,205                  8.5%
                                    Gary E. Nei (1)(5)                          1,780,705                  8.5%
                                    Roger D. Peirce (1)(6)                      1,779,205                  8.5%
                                    Robert C. Buchanan (1)(7)                   1,778,305                  8.5%
                                    Katherine M. Hudson (8)                       302,351                  1.4%
                                    Conrad G.Goodkind                              17,382                  0.1%
                                    Frank W. Harris                                 7,200                   * %
                                    All Officers and Directors as
                                     a Group (17 persons)(9)                    3,280,650                 15.6%

Class B                             Peter J. Lettenberger (1)                   1,769,314                  100%
Common Stock                        Richard A. Bemis (1)                        1,769,314                  100%
                                    Gary E. Nei (1)                             1,769,314                  100%
                                    Roger D. Peirce(1)                          1,769,314                  100%
                                    Robert C. Buchanan (1)                      1,769,314                  100%
                                    All Officers and Directors as a Group       1,769,314                  100%

6% Cumulative                       Peter J. Lettenberger (1)(2)                    2,751                 69.1%
Preferred Stock                     Richard A. Bemis (1)                            1,920                 48.2%
                                    Gary E. Nei (1)                                 1,920                 48.2%
                                    Roger D. Peirce (1)                             1,920                 48.2%
                                    Robert C. Buchanan (1)                          1,920                 48.2%
                                    All Officers and Directors as a Group           2,751                 69.1%

10% Cumulative                      Peter J. Lettenberger (2)                       5,529                 25.2%
1979 Series                         All Officers and Directors as a Group           5,529                 25.2%
Preferred Stock

6% Cumulative                       Peter J. Lettenberger (2)                       2,600                  100%
1972 Series                         All Officers and Directors as a Group (2)       2,600                  100%
Preferred Stock

*  Indicates less than one-tenth of one percent
----------------------------------------------------------







                                     III-17

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

         (3) In addition to shares beneficially owned as a trustee of the Trusts and the 1986 Trust and as a director of the Foundation, Mr. Lettenberger owns directly 4,308 shares of Class A Common Stock and holds vested options to acquire an additional 4,667 shares of Class A Common Stock.

         (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 9,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 4,667 shares of Class A Common Stock.

         (5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 4,500 shares of Class A Common Stock directly and holds vested options to acquire an additional 4,667 shares of Class A Common Stock.

         (6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 4,667 shares of Class A Common Stock.

         (7) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 4,667 shares of Class A Common Stock.

         (8) Mrs. Hudson owns 57,351 shares of Class A Common Stock directly and holds vested options to acquire an additional 245,000 shares of Class A Common Stock.

         (9) The amount shown for all officers and directors as a group (17 persons) includes options to acquire a total of 542,791 shares of Class A Common Stock which are currently exercisable or will be exercisable within 60 days of October 6, 2000. It does not include other options for Class A Common Stock which have been granted at later dates.




                                     III-18

         (10) In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 308,316 shares of the Company's Class A Common Stock in its deferred compensation plans, including 75,733 for Mrs. Hudson, 6,385 for Mr. Jaehnert, 33,297 for Mr. Fisk, 34,418 for Mr. Hawke, 22,608 for
               Mr. Schroeder, 3,116 for Mr. Oliver and 4,379 for Mr. Rearic.

(c)      Changes in Control

         No arrangements are known to the Company which may, at a subsequent date, result in a change in control of the Company.



ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.









































                                     III-19

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1) The consolidated financial statements, together with the Independent Auditors' Report thereon of Deloitte & Touche LLP, presented on Pages 23 through 39 of the Company's 2000 Annual Report is incorporated herein by reference.

         2)    Consolidated Financial Statement Schedule--

                    Schedule II   Valuation and Qualifying Accounts

                    Independent Auditors' Report on Financial Statement Schedule

               All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

         3)    Exhibits - See Exhibit Index at page IV-2 of this Form 10-K.

(b)      Reports on Form 8-K.

         No report on form 8-K was filed by the Company during the fourth quarter of fiscal 2000.

                                  EXHIBIT INDEX

         Exhibit
         Number   Description
         -------  -----------
          3.1     Restated Articles of Incorporation of Brady Corporation(1)
          3.2     By-laws of Brady Corporation, as amended(2)
         10.2     Brady Corporation BradyGold Plan, as amended(2)
         10.3     Executive Additional Compensation Plan, as amended(2)
         10.4     Form of Executive's Deferred Compensation Agreement, as
                  amended(2)
         10.5     Forms of Director's Deferred Compensation Agreement, as
                  amended(2)
         10.6     Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
         10.7     Shareholder Value Enhancement (SVE) Plan(6)
         10.9     Brady Corporation Automatic Dividend Reinvestment Plan(4)
         10.10    Supplemental Executive Retirement Plan between Brady
                  Corporation and Katherine M. Hudson(5)
         10.12    Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
         10.13    Brady Corporation 1997 Nonqualified Stock Option Plan for
                  Non-Employee Directors(7)
         10.14    Change of Control Agreement dated May 13, 1997, between Brady
                  Corporation and Katherine M. Hudson(7)
         10.15    Change of Control Agreement dated May 13, 1997, between Brady
                  Corporation and David W. Schroeder(7)
         10.16    Change of Control Agreement dated May 13, 1997, between Brady
                  Corporation and Richard L. Fisk(7)
         10.17    Change of Control Agreement dated May 13, 1997, between Brady
                  Corporation and David R. Hawke(7)
         10.19    Supplemental Executive Retirement Plan dated May 14, 1997, between Brady Corporation and Richard L. Fisk(7)
         10.20    Restricted Stock Agreement dated August 1, 1997, between Brady
                  Corporation and Katherine M. Hudson(8)
         10.21    Restricted Stock Agreement dated August 1, 1997, between Brady
                  Corporation and Richard L. Fisk(8)
         10.22    Restricted Stock Agreement dated August 1, 1997, between Brady
                  Corporation and David W. Schroeder(8)
         10.23    Restricted Stock Agreement dated August 1, 1997, between Brady
                  Corporation and David R. Hawke(8)
         10.24    Amendment to Change of Control Agreement dated August 1, 1998, between Brady Corporation and Frank M. Jaehnert
         10.25    Brady Corporation Restoration Plan dated January 1, 2000
         13.1     Annual Report to Shareholders for year ended July 31, 2000
         18.1     Letter regarding change in accounting method(3)
         21.1     Subsidiaries of Brady Corporation
         23.1     Consent of Deloitte & Touche LLP, Independent Auditor
         27.1     Financial Data Schedule

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

                       BRADY CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                                       Year ended July 31,
                                                                            ------------------------------------------
                                                                                      2000          1999         1998
                                                                                      ----          ----         ----
                                                                                     (Dollars in Thousands)
Description
-----------

Valuation accounts deducted in balance sheet from assets to which they apply --

     Accounts receivable-- allowance for losses:

     Balances at beginning of period                                                $2,339        $2,011       $2,241

     Additions -- Charged to expense                                                 1,830           966          970
                   Due to acquired businesses                                           45            97           64

     Deductions-- Bad debts written off, net of recoveries                         (1,295)         (735)      (1,264)
                                                                                   -------         -----      -------

     Balances at end of period                                                      $2,919        $2,339       $2,011
                                                                                    ======        ======       ======


     Inventory-- reserve for slow-moving inventory:

     Balances at beginning of period                                                $5,506        $3,544       $1,766

     Additions -- Charged to expense                                                               1,962        3,293
                   Due to acquired businesses                                          349

     Deductions-- Inventory written off                                            (1,141)        ______      (1,515)
                                                                                   -------                    -------

     Balances at end of period                                                      $4,714        $5,506       $3,544
                                                                                    ======        ======       ======

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brady Corporation:

We have audited consolidated financial statements of Brady Corporation and subsidiaries as of July 31, 2000 and 1999, and for each of the three years in the period ended July 31, 2000, and have issued our report thereon dated September 8, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Brady Corporation and subsidiaries, listed in Item 14. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ Deloitte & Touche LLP
Milwaukee, Wisconsin
September 8, 2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-sixth day of October, 2000.
                            BRADY CORPORATION

                            By            /s/  F. M. Jaehnert
                              --------------------------------------------------
                            F. M. Jaehnert
                            Vice President & Chief Financial Officer
                            (Principal Accounting Officer)
                            (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/  K. M. Hudson                           President and Director                         October 26, 2000
--------------------------------------------                                                   --------------------
K. M. Hudson                                    (Principal Executive Officer)

    /s/ P. J. Lettenberger                      Director                                       October 26, 2000
-------------------------------------------                                                    --------------------
P. J. Lettenberger

    /s/ R. A. Bemis                             Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
R. A. Bemis

    /s/ F. W. Harris                            Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
F. W. Harris

    /s/ R. C. Buchanan                          Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
R. C. Buchanan

    /s/ R. D. Peirce                            Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
R. D. Peirce

    /s/ G. E. Nei                               Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
G. E. Nei

    /s/ M. K. Bush                              Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
M. K. Bush

    /s/ F. R. Jarc                              Director                                       October 26, 2000
---------------------------------------------                                                  --------------------
F. R. Jarc