Form 10-Q
period 2000-10-31
BRADY CORP
filed 2000-12-14
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from       to
                                                 -----    -----
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

Yes   X         No
    -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 1, 2000, there were outstanding 20,981,831 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I.      Financial Information

  Item 1.    Financial Statements

             Unaudited Condensed Consolidated Balance Sheets                                                     3

             Unaudited Condensed Consolidated Statements of
                   Income and Earnings Retained in the Business                                                  4

             Unaudited Condensed Consolidated Statements of Cash Flows                                           5

             Notes to Condensed Consolidated Financial Statements                                                6

  Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                           10


PART II.     Other Information

  Item 6.    Exhibits and Reports on Form 8-K                                                                   14

             Signatures                                                                                         15


BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                 ASSETS                              October 31, 2000  July 31, 2000
                                                 ------                              ----------------  -------------
                                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $  57,437       $  60,784
   Accounts receivable, less allowance for losses ($3,036 and $2,919 respectively)         86,411          82,656
   Inventories                                                                             39,184          41,220
   Prepaid expenses and other current assets                                               17,875          18,523
                                                                                        ---------       ---------

                                          Total current assets                            200,907         203,183

Other assets:
   Goodwill - net                                                                          95,687          99,954
   Other                                                                                   17,076          14,337

Property, plant and equipment:
   Cost:
       Land                                                                                 4,712           4,723
       Buildings and improvements                                                          42,935          43,006
       Machinery and equipment                                                            115,758         113,319
       Construction in progress                                                            17,307          15,955
                                                                                        ---------       ---------

                                                                                          180,712         177,003
   Less accumulated depreciation                                                           98,426          96,343
                                                                                        ---------       ---------

                                   Net property, plant and equipment                       82,286          80,660
                                                                                        ---------       ---------

Total                                                                                   $ 395,956       $ 398,134
                                                                                        =========       =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                ----------------------------------------

Current liabilities:
   Accounts payable                                                                     $  23,504       $  26,070
   Wages and amounts withheld from employees                                               20,933          27,857
   Taxes, other than income taxes                                                           2,574           2,585
   Accrued income taxes                                                                    13,962          10,245
   Other current liabilities                                                               16,254          12,212
   Short-term borrowings and current maturities on long-term debt                           4,138           8,130
                                                                                        ---------       ---------

                                       Total current liabilities                           81,365          87,099

Long-term debt, less current maturities                                                     4,114           4,157

Other liabilities                                                                          15,295          15,654
                                                                                        ---------       ---------

                                           Total liabilities                              100,774         106,910

Stockholders' investment:
   Preferred stock                                                                          2,855           2,855
   Class A nonvoting common stock - issued 20,979,898                                         210             209
     and 20,966,315 shares, respectively
   Class B voting common stock - issued 1,769,314 shares                                       18              18
   Additional paid-in capital                                                              31,846          31,586
   Earnings retained in the business                                                      272,885         265,462
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                  (132)           (132)
   Cumulative other comprehensive income                                                  (11,037)         (7,137)
   Other                                                                                   (1,463)         (1,637)
                                                                                        ---------       ---------

                                     Total stockholders' investment                       295,182         291,224
                                                                                        ---------       ---------

Total                                                                                   $ 395,956       $ 398,134
                                                                                        =========       =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME  AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                               (Unaudited)
                                                                            Three Months Ended
                                                                                 October 31
                                                                            2000            1999
                                                                        -----------     ------------
Net sales                                                                 $ 144,417       $ 125,549

Operating expenses:
   Cost of products sold                                                     63,846          54,344
   Research and development                                                   5,560           4,050
   Selling, general and administrative                                       56,599          47,377
                                                                          ---------       ---------
Total operating expenses                                                    126,005         105,771

Operating income                                                             18,412          19,778

Other income and (expense):
   Investment and other income - net                                            192             502
   Interest expense                                                            (175)            (81)
                                                                          ---------       ---------

Income before income taxes                                                   18,429          20,199

Income taxes                                                                  7,010           7,832
                                                                          ---------       ---------

Net income                                                                   11,419          12,367


Earnings retained in business at beginning of period                        265,462         233,521

Less dividends:
   Preferred Stock                                                              (65)            (65)
   Common Stock                                                              (3,931)         (3,697)
                                                                          ---------       ---------


Earnings retained in business at end of period                            $ 272,885       $ 242,126
                                                                          =========       =========
Net income per Class A Nonvoting Common Share

                                                               Basic      $    0.50       $    0.54
                                                                          =========       =========

                                                             Diluted      $    0.49       $    0.54
                                                                          =========       =========
Net income per Class B Voting Common Share

                                                               Basic      $    0.47       $    0.51
                                                                          =========       =========

                                                             Diluted      $    0.46       $    0.51
                                                                          =========       =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in  Thousands)                                                                     (Unaudited)
                                                                                         Three Months Ended
                                                                                             October 31
                                                                                         2000           1999
                                                                                       --------       --------
Operating activities:
Net income                                                                             $ 11,419       $ 12,367
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                            3,191          2,968
  Amortization                                                                            1,187          1,344
  (Gain) Loss on sale of property, plant & equipment                                         (4)            51
  Provision for losses on accounts receivable                                               452            712
  Amortization of restricted stock                                                          174            174

Changes in operating assets & liabilities (net of effects of business acquisitions):
  Accounts receivable                                                                    (6,924)        (5,193)
  Inventory                                                                                 950         (1,662)
  Prepaid expenses and other assets                                                         985         (4,229)
  Accounts payable, accrued expenses and other liabilities                               (3,951)        (7,650)
  Income taxes                                                                            3,715          2,282
                                                                                       --------       --------
Net cash provided by operating activities                                                11,194          1,164

Investing activities:
  Acquisitions of businesses, net of cash acquired                                            0         (4,949)
  Purchases of property, plant and equipment                                             (5,471)        (1,184)
  Proceeds from sale of property, plant and equipment                                         5             37
  Other                                                                                     (13)             0
                                                                                       --------       --------
Net cash (used in) investing activities                                                  (5,479)        (6,096)

Financing activities:
  Payment of dividends                                                                   (3,996)        (3,762)
  Proceeds from issuance of Common Stock                                                    260            349
  Principal payments on debt                                                             (4,035)        (2,831)
  Proceeds from short-term borrowings                                                         0              0
                                                                                       --------       --------
Net cash (used in) financing activities                                                  (7,771)        (6,244)
Effect of exchange rate changes on cash                                                  (1,291)           841
                                                                                       --------       --------

Net (decrease) in cash and cash equivalents                                              (3,347)       (10,335)
Cash and cash equivalents, beginning of period                                           60,784         75,466
                                                                                       --------       --------

Cash and cash equivalents, end of period                                               $ 57,437       $ 65,131
                                                                                       ========       ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                             $    131       $    277
  Income taxes, net of refunds                                                            3,125          4,025
Acquisitions:
   Fair value of asset acquired, net of cash                                                             1,300
   Liabilities assumed                                                                                    (561)
   Goodwill                                                                                              4,210
                                                                                       --------       --------
          Net cash paid for acquisitions                                               $      0       $  4,949
                                                                                       ========       ========

See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2000


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2000, and July 31, 2000, and its results of operations and its cash flows for the three months ended October 31, 2000, and 1999. The condensed consolidated balance sheet at July 31, 2000, has been derived from the audited consolidated financial statements of that date and condensed.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, this does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, such unaudited interim information reflects all adjustments, consisting only of a normal recurring nature, necessary to present the financial position, results of operations, and cash flows for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

         It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.

         Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE B - New Pronouncement

         Effective August 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of October 31, 2000 was not material to the Company's financial statements. The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

         Interest Rate Hedging - Brady could be exposed to interest rate risk through its corporate borrowing activities. The objective of Brady's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with Brady's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify Brady's exposure to interest rates. As of October 31, 2000, the Company has not entered into any interest rate derivatives.

         Currency Rate Hedging - The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company's financial results and its economic well-being. While the Company's risk management objectives and strategies will be driven from an economic perspective, the Company will attempt where possible and practical to ensure that the hedging strategies it engages in can be treated as "hedges" from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from intercompany sales and identified inventory or other asset purchases.

         The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at October 31, 2000 was an $860,000 asset. Gains and losses on these instruments are deferred in other comprehensive income (OCI) until the underlying transaction is recognized in earnings. The impact is reported in investment and other income on the income statement, to match the underlying transaction being hedged. Hedging activity for cash flow hedges, currently fair valued at $604,000 of after-tax gain, is expected to be reclassified to earnings in the next 12 months.

         Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately. The Company's existing cash flow hedges are considered to be 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness.

No cash flow hedges were discontinued during the quarter ended October 31, 2000.

NOTE C - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                                  Fiscal 2001                                Fiscal 2000
                                                                  1st Quarter                                1st Quarter
                                                                  -----------                                -----------
Numerator:
----------
   Net income                                                     $11,419,000                                $12,367,000
   Less:  Preferred stock dividends                                  (64,784)                                   (64,784)
                                                                     --------                                   --------

   Numerator for basic and diluted
       Class A earnings per share                                  11,354,216                                 12,302,216

   Less:  Preferential dividends                                    (698,631)                                  (694,492)
   Less:  Preferential dividends on
       dilutive stock options                                         (8,555)                                   (10,411)
                                                                      -------                                   --------

   Numerator for basic and diluted
       Class B earnings per share                                 $10,647,030                                $11,597,313
                                                                  ===========                                ===========

                                                                  Fiscal 2001                                Fiscal 2000
                                                                  1st Quarter                                1st Quarter
                                                                  -----------                                -----------
Denominator:
-----------
   Denominator for basic earnings per
         share for both Class A and Class B                        22,742,339                                 22,617,658
          share for both Class A and Class B
   Plus: Effect of dilutive stock options                             256,920                                    312,654
                                                                      -------                                    -------

   Denominator for diluted earnings per
       share for both Class A and Class B                          22,999,259                                 22,930,312
                                                                   ==========                                 ==========

Class A Common Stock earnings per share:
       Basic                                                            $0.50                                      $0.54
       Diluted                                                          $0.49                                      $0.54

Class B Common Stock earnings per share:
       Basic                                                            $0.47                                      $0.51
       Diluted                                                          $0.46                                      $0.51

         Options to purchase 518,683 and 18,050 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the quarters ending October 31, 2000, and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $7,519,000 and $12,918,000 for the three months ended October 31, 2000, and 1999, respectively.

NOTE E - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group. The Company's internal measure of profit or loss changed in Fiscal 2001 to support the move to a global process organization. This change excludes administrative line expenses from the segments' measure of profit or loss. The prior year has been restated to reflect this change.

Following is a summary of segment information for the three months ended October 31, 2000, and 1999:

(Dollars in Thousands)                                     Identification
                                                             Solutions &                                    Corporate
                                                              Specialty                       Direct           and
                                                                Tapes        Graphics       Marketing      Eliminations      Totals
                                                                -----        --------       ---------      ------------      ------

Three months ended October 31, 2000:
------------------------------------
Revenues from external customers                               $69,932        $33,385        $41,100                       $ 144,417
Intersegment revenues                                              962          1,321            258          ($2,541)          --
Profit (loss)                                                   17,461          9,430         11,771             (647)        38,015

Three months ended October 31, 1999:
------------------------------------
Revenues from external customers                               $54,430        $31,872        $39,247                       $ 125,549
Intersegment revenues                                              644            622            294          ($1,560)          --
Profit (loss)                                                   14,862          8,992         10,751             (704)        33,901

Following is a reconciliation of profit for the three months ended October 31, 2000, and 1999:

(Dollars in Thousands)
                                                                                          Fiscal 2001              Fiscal 2000
                                                                                          -----------              -----------
Total profit from reportable segments                                                       $38,662                   $34,605
Corporate and eliminations                                                                    (647)                     (704)
Unallocated amounts:
    Administrative costs                                                                   (17,204)                  (12,062)
    Goodwill                                                                                (1,497)                   (1,220)
    Interest-net                                                                                201                      542
    Foreign exchange                                                                          (230)                     (139)
    Other                                                                                     (856)                     (823)
                                                                                              -----                     -----

Income before income taxes                                                                  $18,429                   $20,199
                                                                                            =======                   =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended October 31, 2000, revenues of $144,417,000 were 15.0% higher than the same quarter of the previous year. Sales of the Company's international operations increased 16.6% in local currencies, which is attributable to continued market penetration of existing base products. This increase was significantly offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 12.2 percentage points in the quarter. International sales growth in U.S. currency was 4.4%. Sales of the Company's U.S. operations increased 23.8%. Of that increase, base business increased 10.9%. The acquisitions of the Champion America, Inc. brand name, Data Recognition, Inc. and Imtec, Inc. increased U.S. sales by 12.9%.

         The cost of products sold as a percentage of sales increased from 43.3% to 44.2% during the first quarters of fiscal 2000 and 2001, respectively. This increase was due to changes in product mix resulting from some of the Company's recent acquisitions. Selling, general and administrative expenses as a percentage of sales were 39.2% for the quarter compared to 37.7% for the same quarter of the previous year. This increase was due primarily to the Company's planned investment in process improvements discussed in the Financial Condition section below. Research and development expenditures increased 37.3% in this year's quarter to $5,560,000, compared to $4,050,000 in last year's first quarter, reflecting the Company's commitment to new product development. As a percentage of sales, research and development expenses increased from 3.2% to 3.9% for the quarter.

         Operating income was $18,412,000 for the quarter ended October 31, 2000, compared to $19,778,000 for the same period last year because of the factors cited above.

         Investment and other income decreased $310,000 from the same period last year. This decrease was the result of higher foreign exchange transaction losses and lower investment income due to lower cash balances resulting from acquisitions made during the prior year.

         Income before income taxes decreased 8.8% from the same period last year. The Company's effective tax rate decreased to 38.0% for the quarter compared to 38.8% for the same quarter of the previous year, due to profitability changes in the Company's international operations.

         Net income decreased 7.7% to $11,419,000, compared to $12,367,000 for the same quarter of the previous year. On a per Class A common share basis, diluted net income for the three months ended October 31, 2000, was $0.49 compared to $0.54 for the same quarter of the previous year. The decrease in the current quarter resulted primarily from increased spending during the quarter for process improvements, e-business and research and development and lower margins in the current quarter due to recent acquisitions.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 28.5% for the three months ended October 31, 2000. Core business in local currency increased 18.0%. The acquisitions of Data Recognition, Inc. and Imtec, Inc. also contributed, increasing sales over prior year 15.1%. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 4.6% in the quarter. Sales were up significantly in Latin America and Asia. European core growth in local currency was 27.6% but, due to the weak Euro, translated to 8.3% in U.S. dollars. Domestic operations continued to be strong with core growth of 10.4%. Year to date group profit increased 17.5% over the first quarter of last year. Profit from base sales grew at a rate greater than sales. Profit from acquisitions was slightly above break-even and is expected to improve as integration expenses wind down. The negative effect of foreign currency decreased quarterly group profit by 4.6 percentage points.

Graphics Group:

         Graphics sales increased 4.7% for the three months ended October 31, 2000. Although core business in local currency rose 8.4%, this increase was partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 3.7% in the quarter. Sales were up in the United States, Asia and Canada and down in Australia and Europe. Year to date group profit increased 4.9% over the first quarter of last year. This increase was primarily the result of the group's refocusing resources on products with higher profit margins, which more than offset the approximately three-percentage point negative impact of foreign currency.

Direct Marketing Group:

         Direct Marketing sales increased 4.7% for the three months ended October 31, 2000. Core business in local currency increased 11.2%. The acquisition of the Champion America Inc. brand name also contributed, increasing sales over prior year 1.7%. The Direct Marketing Group was particularly impacted by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 8.2% in the quarter. Sales were up in the United States, Australia, Canada and Brazil, while sales in Europe had decreased from the same quarter of the previous year, in U.S. dollars. Year to date group profit increased 9.5% over the first quarter of last year. This improvement was primarily due to strong sales growth in the U.S. while controlling cost levels.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of October 31, 2000, was 2.5. Cash and cash equivalents were $57,437,000 at October 31, 2000, compared to $60,784,000 at July 31, 2000. The decrease was primarily due to a $4,000,000 payment on the Company's revolving loan agreement. Working capital increased $3,458,000 during the three months ended October 31, 2000 to $119,542,000.

         Cash flow from operations totaled $11,194,000 for the three months ended October 31, 2000, compared to $1,164,000 for the same period last year. The improvement was primarily the result of a decrease in prepaid expenses and an increase in current liabilities. Capital expenditures were $5,471,000 in the three months ended October 31, 2000, compared to $1,184,000 in the first quarter last year. The increase over prior year was primarily a result of investments in new technology to support Eclipse process improvements. Cash used in financing activities was $7,771,000 for the three-month period ended October 31, 2000, resulting from payments of dividends to the Company's stockholders and principal payments on bank debt. Cash flows used in financing activities for the same period last year were $6,244,000.

         Long-term debt as a percentage of long-term debt plus stockholder's investment was 1.4% at October 31, 2000, unchanged from July 31, 2000.

         The Company maintains a $200,000,000 line of credit with a group of six banks of which $4,000,000 is being utilized as of October 31, 2000.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse. This initiative is expected to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $17,200,000 in the project. The Company estimates that about 60% of that cash outlay will be capital expenditures.

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

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

                   (a)     Exhibits

                           None

                   (b)     Reports on Form 8-K.

                            The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 2000.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                        BRADY CORPORATION

Date:   December 13, 2000               /s/ K. M. Hudson
       ------------------               ----------------
                                        K. M. Hudson
                                        President


Date:   December 13, 2000               /s/ F. M. Jaehnert
       ------------------               ------------------
                                        F. M. Jaehnert
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)