Form 10-Q
period 2001-01-31
BRADY CORP
filed 2001-03-15
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended January 31, 2001
                                               ----------------
                                       OR

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

Yes  X         No
    -----         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of March 1, 2001, there were outstanding 21,087,770 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.      Financial Information

 Item 1.     Financial Statements

             Unaudited Condensed Consolidated Balance Sheets                         3

             Unaudited Condensed Consolidated Statements of
                   Income and Earnings Retained in the Business                      4

             Unaudited Condensed Consolidated Statements of Cash Flows               5

             Notes to Condensed Consolidated Financial Statements                    6

 Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               11


PART II.     Other Information

 Item 6.     Exhibits and Reports on Form 8-K                                       15

             Signatures                                                             16

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                 ASSETS                                       January 31, 2001        July 31, 2000
                                                 ------                                       ----------------        -------------
                                                                                                (Unaudited)

Current assets:
   Cash and cash equivalents                                                                     $  46,772                $  60,784
   Accounts receivable, less allowance for losses ($3,152 and $2,919 respectively)                  86,861                   82,656
   Inventories                                                                                      45,973                   41,220
   Prepaid expenses and other current assets                                                        18,586                   18,523
                                                                                                 ---------                ---------

                    Total current assets                                                           198,192                  203,183

Other assets:
   Goodwill - net                                                                                   97,255                   99,954
   Other                                                                                            15,321                   14,337

Property, plant and equipment:
   Cost:
       Land                                                                                          5,238                    4,723
       Buildings and improvements                                                                   47,577                   43,006
       Machinery and equipment                                                                     127,808                  113,319
       Construction in progress                                                                      5,906                   15,955
                                                                                                 ---------                ---------

                                                                                                   186,529                  177,003
   Less accumulated depreciation                                                                   102,231                   96,343
                                                                                                 ---------                ---------

                    Net property, plant and equipment                                               84,298                   80,660
                                                                                                 ---------                ---------

Total                                                                                            $ 395,066                $ 398,134
                                                                                                 =========                =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
                                ----------------------------------------

Current liabilities:
   Accounts payable                                                                              $  27,295                $  26,070
   Wages and amounts withheld from employees                                                        21,150                   27,857
   Taxes, other than income taxes                                                                    2,450                    2,585
   Accrued income taxes                                                                              7,183                   10,245
   Other current liabilities                                                                        11,902                   12,212
   Short-term borrowings and current maturities on long-term debt                                      112                    8,130
                                                                                                 ---------                ---------

                    Total current liabilities                                                       70,092                   87,099

Long-term debt, less current maturities                                                              4,433                    4,157

Other liabilities                                                                                   15,831                   15,654
                                                                                                 ---------                ---------

                    Total liabilities                                                               90,356                  106,910

Stockholders' investment:
   Preferred stock                                                                                   2,855                    2,855
   Class A nonvoting common stock - issued 21,071,004                                                  210                      209
     and 20,966,315 shares, respectively
   Class B voting common stock - issued 1,769,314 shares                                                18                       18
   Additional paid-in capital                                                                       33,837                   31,586
   Earnings retained in the business                                                               277,436                  265,462
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                           (132)                    (132)
   Cumulative other comprehensive income                                                            (8,225)                  (7,137)
   Other                                                                                            (1,289)                  (1,637)
                                                                                                 ---------                ---------

                    Total stockholders' investment                                                 304,710                  291,224
                                                                                                 ---------                ---------

Total                                                                                            $ 395,066                $ 398,134
                                                                                                 =========                =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                          (Unaudited)

                                                                     Three Months Ended                  Six Months Ended
                                                                         January 31                         January 31
                                                                     2001          2000                  2001           2000
                                                                  -----------   ------------         -------------   ------------
Net sales                                                       $    133,673  $     129,222        $      278,090  $     254,771

Operating expenses:
   Cost of products sold                                              61,818         56,511               125,664        110,844
   Research and development                                            5,591          5,297                11,151          9,347
   Selling, general and administrative                                52,208         52,035               108,807         99,423
                                                                  -----------   ------------         -------------   ------------
Total operating expenses                                             119,617        113,843               245,622        219,614

Operating income                                                      14,056         15,379                32,468         35,157

Other income and (expense):
   Investment and other income - net                                    (152)           556                    40          1,058
   Interest expense                                                       (9)           (38)                 (184)          (119)
                                                                  -----------   ------------         -------------   ------------

Income before income taxes                                            13,895         15,897                32,324         36,096

Income taxes                                                           5,273          6,065                12,283         13,897
                                                                  --------------------------         ----------------------------

Net income                                                             8,622          9,832                20,041         22,199


Earnings retained in business at beginning of period                 272,885        242,126               265,462        233,521

Less dividends:
   Preferred Stock                                                       (65)           (65)                 (130)          (130)
   Common Stock                                                       (4,006)        (3,767)               (7,937)        (7,464)
                                                                  -----------   ------------         -------------   ------------


Earnings retained in business at end of period                  $    277,436  $     248,126        $      277,436  $     248,126
                                                                  ===========   ============         =============   ============





Net income per Class A Nonvoting Common Share

                                                         Basic  $       0.38  $        0.43        $         0.87  $        0.97
                                                                  ===========   ============         =============   ============

                                                       Diluted  $       0.37  $        0.43        $         0.86  $        0.96
                                                                  ===========   ============         =============   ============


Net income per Class B Voting Common Share

                                                         Basic  $       0.38  $        0.43        $         0.84  $        0.94
                                                                  ===========   ============         =============   ============

                                                       Diluted  $       0.37  $        0.43        $         0.83  $        0.93
                                                                  ===========   ============         =============   ============

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in  Thousands)                                                                              (Unaudited)
                                                                                                   Six Months Ended
                                                                                                      January 31
                                                                                              2001               2000
                                                                                           -------------      ------------
Operating activities:
Net income                                                                                 $ 20,041           $ 22,199
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                7,571              6,107
  Amortization                                                                                3,411              2,560
  Loss on sale of property, plant & equipment                                                   167                 29
  Provision for losses on accounts receivable                                                   798                951
  Amortization of restricted stock                                                              347                347

Changes in operating assets & liabilities (net of effects of business acquisitions):
  Accounts receivable                                                                        (5,673)            (9,548)
  Inventory                                                                                  (5,163)               450
  Prepaid expenses and other assets                                                             (87)            (6,378)
  Accounts payable, accrued expenses and other liabilities                                   (4,323)            (2,616)
  Income taxes                                                                               (3,086)            (4,199)
                                                                                           --------           --------
Net cash provided by operating activities                                                    14,003              9,902

Investing activities:
  Acquisitions of businesses, net of cash acquired                                                0             (4,949)
  Purchases of property, plant and equipment                                                (12,341)            (5,839)
  Proceeds from sale of property, plant and equipment                                            42                102
  Other                                                                                         (13)                16
                                                                                           --------           --------
Net cash (used in) investing activities                                                     (12,312)           (10,670)

Financing activities:
  Payment of dividends                                                                       (8,067)            (7,594)
  Proceeds from issuance of Common Stock                                                      2,252              1,577
  Principal payments on debt                                                                 (8,071)            (2,958)
  Other                                                                                      (1,223)                 0
                                                                                           --------           --------
Net cash (used in) financing activities                                                     (15,109)            (8,975)
Effect of exchange rate changes on cash                                                        (594)             1,078
                                                                                           --------           --------

Net (decrease) in cash and cash equivalents                                                 (14,012)            (8,665)
Cash and cash equivalents, beginning of period                                               60,784             75,466
                                                                                           --------           --------

Cash and cash equivalents, end of period                                                   $ 46,772           $ 66,801
                                                                                           ========           ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                 $    270           $    311
  Income taxes, net of refunds                                                               14,187             15,609
Acquisitions:
   Fair value of asset acquired, net of cash                                                                     1,300
   Liabilities assumed                                                                                            (561)
   Goodwill                                                                                                      4,210
                                                                                           --------           --------
          Net cash paid for acquisitions                                                   $      0           $  4,949
                                                                                           ========           ========

See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Six Months Ended January 31, 2001


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2001, and July 3l, 2000, and its results of operations for the three months and six months ended January 31, 2001, and 2000 and its cash flows for the six months ended January 31, 2001, and 2000. The condensed consolidated balance sheet at July 31, 2000, has been derived from the audited consolidated financial statements of that date and condensed.

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

NOTE B - New Pronouncement

         Effective August 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 on August 1, 2000, was not material to the Company's financial statements. The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

         Interest Rate Hedging - Brady could be exposed to interest rate risk through its corporate borrowing activities. The objective of Brady's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with Brady's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify Brady's exposure to interest rates. As of January 31, 2001, the Company has not entered into any interest rate derivatives.

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

         The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at January 31, 2001, was a $353,000 asset. Gains and losses on these instruments are deferred in other comprehensive income (OCI) until the underlying transaction is recognized in earnings. The impact is reported in investment and other income on the income statement to match the underlying transaction being hedged. Hedging activity for cash flow hedges, currently fair valued at $313,000 of after-tax gain, is expected to be reclassified to earnings within the next 12 months.

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

No cash flow hedges were discontinued during the six-month period ended January 31, 2001.

NOTE C - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                           Fiscal 2001                                Fiscal 2000
                                                           -----------                                -----------
                                                2nd Quarter            6-Month              2nd Quarter             6-Month
                                                -----------            -------              ------------            -------
Numerator:
----------
   Net income                                    $8,622,000           $20,041,000           $9,832,000          $22,199,000
   Less:   Preferred stock dividends               (64,784)             (129,567)             (64,784)            (129,567)
                                                   --------             ---------             --------            ---------

   Numerator for basic and diluted
       Class A earnings per share                 8,557,216            19,911,433            9,767,216           22,069,433

   Less:  Preferential dividends                         --             (698,631)                   --            (694,492)
   Less:  Preferential dividends on
       dilutive stock options                            --               (8,555)                   --             (10,410)
                                                         --               -------                   --             --------

   Numerator for basic and diluted
       Class B earnings per share                $8,557,216           $19,204,247           $9,767,216          $21,364,531
                                                 ==========           ===========           ==========          ===========

                                                            Fiscal 2001                                    Fiscal 2000
                                                            -----------                                    -----------
                                                  2nd Quarter            6-Month               2nd Quarter          6-Month
                                                  -----------            -------               -----------          -------
Denominator:
------------
   Denominator for basic earnings per
         share for both Class A and Class B        22,788,168            22,765,253           22,660,321           22,663,973
   Plus: Effect of dilutive stock options             314,316               278,392              269,034              287,962
                                                      -------               -------              -------              -------

   Denominator for diluted earnings per
       share for both Class A and Class B          23,102,484            23,043,645           22,929,355           22,951,935
                                                   ==========            ==========           ==========           ==========

Class A Common Stock earnings per share:
       Basic                                            $0.38                 $0.87                $0.43                $0.97
       Diluted                                          $0.37                 $0.86                $0.43                $0.96

Class B Common Stock earnings per share:
       Basic                                            $0.38                 $0.84                $0.43                $0.94
       Diluted                                          $0.37                 $0.83                $0.43                $0.93


         Options to purchase 75,450 and 526,000 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the quarters ending January 31, 2001, and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 81,450 and 254,167 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the six months ending January 31, 2001, and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $11,434,000 and $7,922,000 for the three months ended January 31, 2001, and 2000, respectively, and $18,953,000 and $20,840,000 for the six months ended January 31, 2001 and 2000, respectively.

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

Following is a summary of segment information for the three months ended January 31, 2001, and 2000:

(Dollars in Thousands)                      Identification
                                             Solutions &                                      Corporate
                                              Specialty                        Direct           and
                                                Tapes         Graphics       Marketing       Eliminations               Totals
                                                -----         --------       ---------       ------------               ------
Three months ended January 31, 2001:
------------------------------------
Revenues from external customers                $65,339       $28,730         $39,604                                  $133,673
Intersegment revenues                             1,147           760             299          ($2,206)                      --
Profit (loss)                                    14,054         5,505          11,199             (214)                  30,544

Three months ended January 31, 2000:
------------------------------------
Revenues from external customers                $58,752       $29,310         $41,160                                  $129,222
Intersegment revenues                               515           828             199          ($1,542)                      --
Profit (loss)                                    16,436         5,279          10,746           (1,218)                  31,243



Following is a summary of segment information for the six months ended January 31, 2001, and 2000:

(Dollars in Thousands)                     Identification
                                             Solutions &                                       Corporate
                                              Specialty                      Direct               and
                                                Tapes       Graphics        Marketing          Eliminations           Totals
                                                -----       --------        ---------          ------------           ------
Six months ended January 31, 2001:
----------------------------------
Revenues from external customers              $135,271       $62,115         $80,704                                  $278,090
Intersegment revenues                            2,109         2,081             557          ($4,747)                      --
Profit (loss)                                   31,515        14,935          22,970             (861)                  68,559

Six months ended January 31, 2000:
----------------------------------
Revenues from external customers              $113,182       $61,182         $80,407                                  $254,771
Intersegment revenues                            1,159         1,450             493          ($3,102)                      --
Profit (loss)                                   31,298        14,271          21,497           (1,922)                  65,144

Following is a reconciliation of profit for the three and six months ended January 31, 2001, and 2000:

 (Dollars in Thousands)                                     Fiscal 2001                              Fiscal 2000
                                                            -----------                              -----------
                                               2nd Quarter             6-Month            2nd Quarter             6-Month
                                              ------------            -------            -----------             -------
Total profit from reportable segments           $30,758               $69,420              $32,461              $67,066
Corporate and eliminations                         (214)                 (861)              (1,218)              (1,922)
Unallocated amounts:
    Administrative costs                        (14,482)              (31,686)             (13,821)             (25,883)
    Goodwill                                     (1,576)               (3,073)              (1,289)              (2,509)
    Interest-net                                    385                   586                  560                1,102
    Foreign exchange                               (593)                 (823)                 (61)                (200)
    Other                                          (383)               (1,239)                (735)              (1,558)
                                                   -----               -------                -----              -------

Income before income taxes                       $13,895               $32,324             $15,897              $36,096
                                                 =======               =======             =======              =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended January 31, 2001, revenues of $133,673,000 were 3.4% higher than the same quarter of the previous year. For the six months ended January 31, 2001, revenues of $278,090,000 were 9.2% higher than the same period last year. Sales of the Company's international operations increased 9.7% for the quarter and 13.1% for the six-month period in local currencies, which is attributable to continued market penetration of existing base products. This increase was significantly offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 10.6 percentage points in the quarter and
11.4 percentage points in the six-month period. Thus, international sales in U.S. currency decreased 0.9% for the quarter and increased 1.7% for the six-month period. Sales of the Company's U.S. operations increased 7.3% in the quarter and 15.5% for the six months ended January 31, 2001. Of that increase, base business decreased 2.4% in the quarter and increased 4.2% for the six-month period. The acquisitions of Data Recognition, Inc. and Imtec, Inc. increased U.S. sales by 9.7% in the quarter and along with the acquisition of the Champion America, Inc. brand name increased U.S. sales by 11.3% in the six-month period. The decrease in U.S. base business in the quarter was related to softness in the U.S. economy and wireless, electronics and automatic identification industries.

         The cost of products sold as a percentage of sales increased from 43.7% to 46.2% for the quarter and from 43.5% to 45.2% for the six months ended January 31, 2001. This increase was due primarily to changes in product mix resulting from some of the Company's recent acquisitions; higher utility costs; and the exchange rate on goods purchased by foreign subsidiaries. Selling, general and administrative (SG&A) expenses as a percentage of sales were 39.1% for the quarter compared to 40.3% for the same quarter of the previous year. For the six months ended January 31, 2001, this percentage was 39.1% compared to 39.0% for the same period last year. The decrease in the quarter was primarily due to some of the Company's recent acquisitions having lower SG&A costs as a percentage of sales, as well as lower accruals for management bonuses. Research and development expenditures increased 5.6% for the quarter and 19.3% for the six months ended January 31, 2001, over the same periods last year, reflecting the Company's commitment to new product development. As a percentage of sales, research and development expenses increased from 4.1% to 4.2% for the quarter and from 3.7% to 4.0% for the six-month period.

         Operating income was $14,056,000 for the quarter and $32,468,000 for the six months ended January 31, 2001, compared to $15,379,000 and $35,157,000 for the same periods last year because of the factors cited above.

         Investment and other income decreased $708,000 for the quarter and $1,018,000 for the six months ended January 31, 2001, compared to the prior-year results. These decreases were the result of higher foreign exchange transaction losses and lower investment income due to lower cash balances resulting from acquisitions made during the prior year.

         Income before income taxes decreased 12.6% for the quarter and 10.4% for the six months ended January 31, 2001, compared to the prior-year results. The Company's effective tax rate was 37.9% for the quarter compared to 38.2% for the same quarter of the previous year. For the six months ended January 31, 2001, this percentage was 38.0% compared to 38.5% for the same period last year. These decreases were the result of profitability changes in the Company's international operations.

         Net income for the three months ended January 31, 2001, decreased 12.3% to $8,622,000 compared to $9,832,000 for the same quarter of the previous year. For the six months ended January 31, 2001, net income decreased 9.7% to $20,041,000 from $22,199,000 for the same period last year. On a Class A Common Share basis, diluted net income for the three months ended January 31, 2001, was $0.37 compared to $0.43 per share for the same quarter of the previous year. For the six months ended January 31, 2001, Class A Common Share diluted net income was $0.86 compared to $0.96 per share for the same period last year. The decreases in the current quarter and six-month period were primarily due to the sales shortfalls discussed above, a strong U.S. dollar, higher utility costs, and increased investments in electronic commerce and process improvement. The Company's incremental investment in process improvement and electronic business in the six-month period represented approximately $0.08 per share.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 11.2% for the three months ended January 31, 2001. For the six months ended January 31, 2001, ISST sales were 19.5% higher than the same period last year. Core business in local currency increased 4.0% in the quarter and 10.7% for the six-month period ended January 31, 2001. The acquisitions of Data Recognition, Inc. and Imtec, Inc. also contributed, increasing sales over prior year 11.4% in the quarter and 13.2% for the six-month period. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 4.2% in the quarter and 4.4% in the six-month period ended January 31, 2001. Latin America, Asia Pacific and Europe all showed double-digit growth in local currency for the quarter; however this was offset by a decline in domestic business. The domestic decrease related to softness in the wireless and automatic identification markets. Profit as a percentage of sales decreased from 28.0% to 21.5% for the quarter and from 27.7% to 23.3% for the six months ended January 31, 2001. The decreases were primarily a result of negative effects of foreign currency, increased utility costs and lower than expected sales. The negative effect of foreign currency decreased quarterly group profit by approximately 5 percentage points.

Graphics Group:

         Graphics sales decreased 2.0% for the three months ended January 31, 2001. For the six months ended January 31, 2001, Graphics sales were 1.5% higher than the same period last year. Base sales in local currency increased 1.6% in the quarter and 5.1% for the six-month period ended January 31, 2001. These increases were significantly offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 3.6% in both the quarter and the six-month period. Sales for the quarter were flat in North America, up 16.0% in Asia Pacific and down 12.4% in Europe. Profit as a percentage of sales increased from 18.0% to 19.2% in the quarter and from 23.3% to 24.0% for the six months ended January 31, 2001. These increases were primarily the result of cost-control measures and the timing of research and development costs in relation to the prior year.

Direct Marketing Group:

         Direct Marketing sales decreased 3.8% for the quarter and increased 0.4% for the six-month period ended January 31, 2001, in comparison to the prior year. Core business in local currency increased 3.3% in the three months ended January 31, 2001, and 7.2% for the six-month period. The acquisition of the Champion America Inc. brand name also contributed, increasing sales 0.8% for the six-month period ended January 31, 2001. The Direct Marketing Group was particularly impacted by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 7.1% in the quarter and 7.6% in the six-month period. Sales for the quarter were flat in the United States and Canada. In local currency, Europe grew at single digit rates while Australia and Brazil grew at double digit rates. Profit as a percentage of sales increased from 26.1% to 28.3% in the quarter and from 26.7% to 28.5% for the six months ended January 31, 2001. These improvements were primarily due to continued productivity improvement in selling and marketing expenses and refinements in mailing plan techniques.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of January 31, 2001, was 2.8. Cash and cash equivalents were $46,772,000 at January 31, 2001, compared to $60,784,000 at July 31, 2000. The decrease was primarily due to payments of $8,000,000 on the Company's revolving loan agreement. Working capital increased $12,016,000 during the six months ended January 31, 2001, to $128,100,000.

         Cash flow from operations totaled $14,003,000 for the six months ended January 31, 2001, compared to $9,902,000 for the same period last year. The improvement was primarily the result of a decrease in prepaid expenses. Capital expenditures were $12,341,000 in the six months ended January 31, 2001, compared to $5,839,000 in the same period last year. The increase over prior year was primarily a result of investments in new technology to support process improvements. Cash used in financing activities was $15,109,000 for the six-month period ended January 31, 2001, resulting from payments of dividends to the Company's stockholders and principal payments on bank debt. Cash flows used in financing activities for the same period last year were $8,975,000.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.4% at January 31, 2001, unchanged from July 31, 2000.

         The Company maintains a $200,000,000 line of credit with a group of six banks none of which is being utilized as of January 31, 2001.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse - Earning Customer Loyalty through Integrated Processes and Systems Everywhere. This initiative is expected to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $18,700,000 in the project. The Company estimates that about 60% of that cash outlay will be capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)     Exhibits

                   None

           (b)     Reports on Form 8-K.

                    The Company was not required to file and did not file a report on Form 8-K during the quarter ended January 31, 2001.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                     BRADY CORPORATION

Date:   March 12, 2001               /s/ K. M. Hudson
        --------------               ----------------
                                     K. M. Hudson
                                     President


Date:   March 12, 2001               /s/ F. M. Jaehnert
        --------------               ------------------
                                     F. M. Jaehnert
                                     Vice President & Chief Financial Officer
                                     (Principal Accounting Officer)