Form 10-Q
period 2001-04-30
BRADY CORP
filed 2001-06-12
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---   OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                           Period Ended April 30, 2001
                                        --------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          ---       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from         to
                                                   --------  ---------
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

Yes  X         No
    -----        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 29, 2001, there were outstanding 21,118,486 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                        Page
                                                                        ----
PART I.      Financial Information

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                        3

             Condensed Consolidated Statements of
                   Income and Earnings Retained in the Business           4

             Condensed Consolidated Statements of Cash Flows              5

             Notes to Condensed Consolidated Financial Statements         6

Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   11

PART II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K                            15

             Signatures                                                  16

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                 ASSETS                                    April 30, 2001       July 31, 2000
                                                 ------                                    --------------       -------------
                                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                                 $  52,870           $  60,784
   Accounts receivable, less allowance for losses ($2,996 and $2,919, respectively)             84,797              82,656
   Inventories                                                                                  44,360              41,220
   Prepaid expenses and other current assets                                                    17,409              18,523
                                                                                             ---------           ---------

                    Total current assets                                                       199,436             203,183

Other assets:
   Goodwill - net                                                                               97,432              99,954
   Other                                                                                        17,399              14,337

Property, plant and equipment:
   Cost:
       Land                                                                                      5,409               4,723
       Buildings and improvements                                                               49,808              43,006
       Machinery and equipment                                                                 130,978             113,319
       Construction in progress                                                                  6,137              15,955
                                                                                             ---------           ---------

                                                                                               192,332             177,003
   Less accumulated depreciation                                                               105,192              96,343
                                                                                             ---------           ---------

                    Net property, plant and equipment                                           87,140              80,660
                                                                                             ---------           ---------

Total                                                                                        $ 401,407           $ 398,134
                                                                                             =========           =========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                                          $  21,702           $  26,070
   Wages and amounts withheld from employees                                                    20,518              27,857
   Taxes, other than income taxes                                                                3,779               2,585
   Accrued income taxes                                                                         10,386              10,245
   Other current liabilities                                                                    12,293              12,212
   Short-term borrowings and current maturities on long-term debt                                1,183               8,130
                                                                                             ---------           ---------

                    Total current liabilities                                                   69,861              87,099

Long-term debt, less current maturities                                                          5,579               4,157

Other liabilities                                                                               16,221              15,654
                                                                                             ---------           ---------

                    Total liabilities                                                           91,661             106,910

Stockholders' investment:
   Preferred stock                                                                               2,855               2,855
   Class A nonvoting common stock - issued 21,115,986                                              211                 209
     and 20,966,315 shares, respectively
   Class B voting common stock - issued 1,769,314 shares                                            18                  18
   Additional paid-in capital                                                                   34,551              31,586
   Earnings retained in the business                                                           283,516             265,462
   Treasury stock - 4,548 shares of Class A nonvoting common stock, at cost                       (132)               (132)
   Cumulative other comprehensive income                                                       (10,157)             (7,137)
   Other                                                                                        (1,116)             (1,637)
                                                                                             ---------           ---------

                    Total stockholders' investment                                             309,746             291,224
                                                                                             ---------           ---------

Total                                                                                        $ 401,407           $ 398,134
                                                                                             =========           =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EARNINGS RETAINED IN THE
BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                                (Unaudited)

                                                                             Three Months Ended              Nine Months Ended
                                                                                   April 30                        April 30
                                                                             2001             2000           2001             2000
                                                                          ---------       ---------       ---------       ---------
Net sales                                                                 $ 134,304       $ 142,484       $ 412,394       $ 397,255

Operating expenses:
   Cost of products sold                                                     61,721          61,338         187,385         172,182
   Research and development                                                   4,740           5,881          15,891          15,228
   Selling, general and administrative                                       51,350          56,163         160,157         155,586
                                                                          ---------       ---------       ---------       ---------
Total operating expenses                                                    117,811         123,382         363,433         342,996

Operating income                                                             16,493          19,102          48,961          54,259

Other income and (expense):
   Investment and other income - net                                           (142)           (119)           (101)            939
   Interest expense                                                             (97)           (135)           (282)           (254)
                                                                          ---------       ---------       ---------       ---------

Income before income taxes                                                   16,254          18,848          48,578          54,944

Income taxes                                                                  6,095           7,119          18,378          21,016
                                                                          ---------       ---------       ---------       ---------

Net income                                                                   10,159          11,729          30,200          33,928

Earnings retained in business at beginning of period                        277,436         248,126         265,462         233,521

Less dividends:
   Preferred stock                                                              (64)            (65)           (194)           (194)
   Common stock                                                              (4,015)         (3,766)        (11,952)        (11,231)
                                                                          ---------       ---------       ---------       ---------

Earnings retained in business at end of period                            $ 283,516       $ 256,024       $ 283,516       $ 256,024
                                                                          =========       =========       =========       =========


Net income per Class A Nonvoting Common Share

                                                               Basic      $    0.44       $    0.51       $    1.32       $    1.49
                                                                          =========       =========       =========       =========

                                                             Diluted      $    0.44       $    0.51       $    1.30       $    1.47
                                                                          =========       =========       =========       =========


Net income per Class B Voting Common Share

                                                               Basic      $    0.44       $    0.51       $    1.29       $    1.46
                                                                          =========       =========       =========       =========

                                                             Diluted      $    0.44       $    0.51       $    1.27       $    1.44
                                                                          =========       =========       =========       =========

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                             (Unaudited)
                                                                                                Nine Months Ended
                                                                                                     April 30
                                                                                              2001              2000
                                                                                           --------           --------
Operating activities:
Net income                                                                                 $ 30,200           $ 33,928
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                               11,107              9,059
  Amortization                                                                                5,075              3,949
  Loss on sale of property, plant & equipment                                                    15                 45
  Gain on sale of securities                                                                   (722)                 0
  Provision for losses on accounts receivable                                                 1,270              1,295
  Amortization of restricted stock                                                              521                521

Changes in operating assets & liabilities (net of effects of business acquisitions):
  Accounts receivable                                                                        (3,096)           (15,155)
  Inventory                                                                                  (2,144)            (1,494)
  Prepaid expenses and other assets                                                             896             (6,408)
  Accounts payable, accrued expenses and other liabilities                                   (9,346)             3,619
  Income taxes                                                                                 (396)            (2,099)
                                                                                           --------           --------
Net cash provided by operating activities                                                    33,380             27,260

Investing activities:
  Acquisitions of businesses, net of cash acquired                                           (6,630)           (38,371)
  Purchase of securities                                                                          0            (22,931)
  Purchases of property, plant and equipment                                                (15,260)           (14,757)
  Proceeds from sale of property, plant and equipment                                           115                198
  Other                                                                                         867                 16
                                                                                           --------           --------
Net cash used in investing activities                                                       (20,908)           (75,845)

Financing activities:
  Payment of dividends                                                                      (12,146)           (11,425)
  Proceeds from issuance of common stock                                                      2,966              1,630
  Principal payments on debt                                                                 (8,106)            (9,431)
  Proceeds from short-term borrowings                                                             0             25,161
  Other                                                                                      (1,715)                 0
                                                                                           --------           --------
Net cash (used in) provided by financing activities                                         (19,001)             5,935
Effect of exchange rate changes on cash                                                      (1,385)             1,348
                                                                                           --------           --------

Net decrease in cash and cash equivalents                                                    (7,914)           (41,302)
Cash and cash equivalents, beginning of period                                               60,784             75,466
                                                                                           --------           --------

Cash and cash equivalents, end of period                                                   $ 52,870           $ 34,164
                                                                                           ========           ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                 $    327           $    364
  Income taxes, net of refunds                                                               16,353             21,946
Acquisitions:
   Fair value of asset acquired, net of cash                                                  7,920             15,751
   Liabilities assumed                                                                       (4,299)           (10,783)
   Goodwill                                                                                   3,009             33,403
                                                                                           --------           --------
          Net cash paid for acquisitions                                                   $  6,630           $ 38,371
                                                                                           ========           ========

See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three and Nine Months Ended April 30, 2001


NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2001 and July 3l, 2000, its results of operations for the three months and nine months ended April 30, 2001 and 2000, and its cash flows for the nine months ended April 30, 2001 and 2000. The condensed consolidated balance sheet at July 31, 2000 has been derived from the audited consolidated financial statements of that date and condensed.

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

         Interest Rate Hedging - Brady could be exposed to interest rate risk through its corporate borrowing activities. The objective of Brady's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with Brady's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify Brady's exposure to interest rates. As of April 30, 2001, the Company has not entered into any interest rate derivatives.

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

         The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at April 30, 2001, was a $359,000 asset. Gains and losses on these instruments are deferred in other comprehensive income (OCI) until the underlying transaction is recognized in earnings. The impact is reported in investment and other income on the income statement to match the underlying transaction being hedged. Hedging activity for cash flow hedges, currently fair valued at $362,000 of after-tax gain, is expected to be reclassified to earnings within the next 12 months.

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

No cash flow hedges were discontinued during the nine-month period ended April 30, 2001.

NOTE C - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                               Fiscal 2001                                Fiscal 2000
                                                               -----------                                -----------
                                                    3rd Quarter             9-Month            3rd Quarter            9-Month
                                                    -----------           -----------          -----------          -----------
Numerator:
----------
   Net income                                       $10,159,000           $30,200,000          $11,729,000          $33,928,000
   Less:   Preferred stock dividends                   (64,784)             (194,351)             (64,784)            (194,351)
                                                    -----------           -----------          -----------          -----------

   Numerator for basic and diluted
       Class A earnings per share                    10,094,216            30,005,649           11,664,216           33,733,649

   Less:  Preferential dividends                             --             (698,631)                   --            (694,492)
   Less:  Preferential dividends on
       dilutive stock options                                --               (8,555)                   --             (10,410)
                                                             --           -----------                   --          -----------

   Numerator for basic and diluted
       Class B earnings per share                   $10,094,216           $29,298,463          $11,664,216          $33,028,747
                                                    ===========           ===========          ===========          ===========

                                                            Fiscal 2001                                 Fiscal 2000
                                                            -----------                                 -----------
                                                     3rd Quarter            9-Month             3rd Quarter            9-Month
                                                     -----------           ----------           ------------         -----------
Denominator:
------------
   Denominator for basic earnings per
       share for both Class A and Class B            22,864,826            22,797,715           22,690,631           22,665,331

   Plus: Effect of dilutive stock options               336,377               277,318              236,481              271,350
                                                     ----------            ----------           ----------           ----------

   Denominator for diluted earnings per
       share for both Class A and Class B            23,201,203            23,075,033           22,927,112           22,936,681
                                                     ==========            ==========           ==========           ==========

Class A Common Stock earnings per share:
       Basic                                              $0.44                 $1.32                $0.51                $1.49
       Diluted                                            $0.44                 $1.30                $0.51                $1.47

Class B Common Stock earnings per share:
       Basic                                              $0.44                 $1.29                $0.51                $1.46
       Diluted                                            $0.44                 $1.27                $0.51                $1.44

         Options to purchase 16,450 and 526,000 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the quarters ending April 30, 2001 and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 75,450 and 260,167 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the nine months ending April 30, 2001 and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $6,852,000 and $9,408,000 for the three months ended April 30, 2001 and 2000, respectively, and $25,805,000 and $30,248,000 for the nine months ended April 30, 2001 and 2000, respectively.

NOTE E - Acquisition

         Effective March 31, 2001, the Company acquired the assets of Balkhausen GmbH, located in Syke, Germany, a manufacturer of precision die-cut parts, specialty materials and thermal-management products for cash of approximately $6,600,000 and assumed liabilities of approximately $4,300,000. The purchase price of the acquisition is subject to change based on post-closing adjustments.

         This acquisition has been accounted for using the purchase method of accounting and accordingly the results of operations have been included since the date of acquisition in the accompanying condensed consolidated financial statements. The pro-forma results assuming the acquisition had been consummated as of the beginning of the periods presented are not significant.

NOTE F - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group. The Company's internal measure of profit or loss changed in Fiscal 2001 to support the move to a global process organization. This change excludes certain administrative expenses from the segments' measure of profit or loss. The prior year has been restated to reflect this change.

Following is a summary of segment information for the three months ended April 30, 2001 and 2000:

(Dollars in Thousands)                     Identification
                                             Solutions &                                     Corporate
                                              Specialty                      Direct             and
                                                Tapes        Graphics       Marketing        Eliminations       Totals
                                                -----        --------       ---------        ------------       ------
Three months ended April 30, 2001:
----------------------------------
Sales from external customers                  $61,679       $31,115         $41,510                            $134,304
Intersegment revenues                              553         1,246             780          ($2,579)                --
Profit                                          12,855         7,752          12,020             (831)            31,796


Three months ended April 30, 2000:
----------------------------------
Sales from external customers                  $65,961       $32,991         $43,532                            $142,484
Intersegment revenues                              474         1,420             252          ($2,146)                --
Profit                                          18,575         8,016          12,443           (1,150)            37,884

Following is a summary of segment information for the nine months ended April 30, 2001 and 2000:

(Dollars in Thousands)                     Identification
                                             Solutions &                                     Corporate
                                              Specialty                      Direct             and
                                                Tapes        Graphics       Marketing        Eliminations       Totals
                                                -----        --------       ---------        ------------       ------
Nine months ended April 30, 2001:
---------------------------------
Sales from external customers                 $196,950       $93,230        $122,214                             $412,394
Intersegment revenues                            2,662         3,327           1,337          ($7,326)                 --
Profit                                          44,370        22,687          34,990           (1,692)            100,355


Nine months ended April 30, 2000:
---------------------------------
Sales from external customers                 $179,142       $94,173        $123,940                             $397,255
Intersegment revenues                            1,632         2,870             746          ($5,248)                 --
Profit                                          49,873        22,287          33,940           (3,072)            103,028

Following is a reconciliation of profit for the three and nine months ended April 30, 2001 and 2000:

(Dollars in Thousands)                                  Fiscal 2001                      Fiscal 2000
                                                        -----------                      -----------
                                             3rd Quarter         9-Month         3rd Quarter       9-Month
                                             -----------         -------         -----------       -------
Total profit from reportable segments        $  32,627         $ 102,047         $  39,034         $ 106,100
Corporate and eliminations                        (831)           (1,692)           (1,150)           (3,072)
Unallocated amounts:
    Administrative costs                       (13,045)          (44,731)          (16,176)          (42,059)
    Goodwill amortization                       (1,518)           (4,591)           (1,618)           (4,127)
    Interest-net                                   280               866               287             1,389
    Foreign exchange                              (486)           (1,309)             (624)             (824)
    Other                                         (773)           (2,012)             (905)           (2,463)
                                             ---------         ---------         ---------         ---------

Income before income taxes                   $  16,254         $  48,578         $  18,848         $  54,944
                                             =========         =========         =========         =========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended April 30, 2001, sales of $134,304,000 were 5.7% lower than the same quarter of the previous year. For the nine months ended April 30, 2001, sales of $412,394,000 were 3.8% higher than the same period last year. Sales of the Company's international operations were flat for the quarter and increased 8.4% for the nine-month period in local currencies, due to continued market penetration of existing base products. This increase was more than offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 7.6 percentage points in the quarter and 10.0 percentage points in the nine-month period. Thus, international sales in U.S. currency decreased 7.6% for the quarter and 1.6% for the nine-month period. Sales of the Company's U.S. operations decreased 4.2% in the quarter and increased 8.4% for the nine months ended April 30, 2001. Base domestic business decreased 7.0% in the quarter and increased 0.2% for the nine-month period. The acquisitions of Data Recognition, Inc. and Imtec, Inc. increased U.S. sales by 2.8% in the quarter and along with the acquisition of the Champion America, Inc. brand name increased U.S. sales by 8.2% in the nine-month period. The decrease in U.S. base business in the quarter was related to softness in the U.S. economy and wireless, electronics and automatic identification industries.

         The cost of products sold as a percentage of sales increased from 43.0% to 46.0% for the quarter and from 43.3% to 45.4% for the nine months ended April 30, 2001. This increase was due primarily to changes in product mix resulting from some of the Company's recent acquisitions and the exchange rate on goods purchased by foreign subsidiaries. Selling, general and administrative (SG&A) expenses as a percentage of sales were 38.2% for the quarter compared to 39.4% for the same quarter of the previous year. For the nine months ended April 30, 2001, this percentage was 38.8% compared to 39.2% for the same period last year. The decrease was primarily due to cost-containment efforts, lower accruals for management bonuses and the fact that prior year quarter included expenses related to an attempt to acquire Critchley. Research and development expenditures decreased 19.4% for the quarter and increased 4.4% for the nine months ended April 30, 2001, versus the same periods last year, reflecting variations in project timing. As a percentage of sales, research and development expenses decreased from 4.1% to 3.5% for the quarter but increased from 3.8% to 3.9% for the nine-month period, reflecting the Company's commitment to new product development.

         Operating income was $16,493,000 for the quarter and $48,691,000 for the nine months ended April 30, 2001, compared to $19,102,000 and $54,259,000 for the same periods last year because of the factors cited above.

         Investment and other income was flat for the quarter and decreased $1,040,000 for the nine months ended April 30, 2001, compared to the prior-year results. This decrease was the result of higher foreign exchange transaction losses and lower investment income due to lower cash balances resulting from acquisitions.

         Income before income taxes decreased 13.8% for the quarter and 11.6% for the nine months ended April 30, 2001, compared to prior-year results. The Company's effective tax rate was 37.5% for the quarter compared to 37.8% for the same quarter of the previous year. For the nine months ended April 30, 2001, this percentage was 37.8% compared to 38.2% for the same period last year. These decreases were the result of profitability changes in the Company's international operations.

         Net income for the three months ended April 30, 2001, decreased 13.4% to $10,159,000 compared to $11,729,000 for the same quarter of the previous year. For the nine months ended April 30, 2001, net income decreased 11.0% to $30,200,000 from $33,928,000 for the same period last year. On a Class A Common Share basis, diluted net income for the three months ended April 30, 2001, was $0.44 compared to $0.51 per share for the same quarter of the previous year. For the nine months ended April 30, 2001, Class A Common Share diluted net income was $1.30 compared to $1.47 per share for the same period last year. The decreases in the current quarter and nine-month period were primarily due to the sales shortfalls discussed above, a strong U.S. dollar, higher utility costs, and investments in electronic commerce and process improvement.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales decreased 6.5% for the three months ended April 30, 2001. For the nine months ended April 30, 2001, ISST sales were 9.9% higher than the same period last year. Core business in local currency decreased 8.7% in the quarter and increased 3.6% for the nine-month period ended April 30, 2001. The acquisitions of Data Recognition, Inc., Imtec, Inc. and Balkhausen GmbH increased sales over prior year 5.0% in the quarter and 10.1% for the nine-month period. Contributing to the decreases was the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 2.8% in the quarter and 3.8% in the nine-month period ended April 30, 2001. Latin America, Asia Pacific, Europe and the United States all showed sales declines in local currency for the quarter. The domestic decrease related to softness in the electronic and telecommunications and industrial markets. Profit as a percentage of sales decreased from 28.2% to 20.8% for the quarter and from 27.8% to 22.5% for the nine months ended April 30, 2001; the decreases were primarily a result of negative effects of foreign currency, increased utility costs and lower than expected sales. The negative effect of foreign currency decreased group profit for the nine-month period by approximately 5.0 percentage points.

Graphics Group:

         Graphics sales decreased 5.7% for the three months ended April 30, 2001, and 1.0% for the nine months ended April 30, 2001. Sales in local currency decreased 3.1% in the quarter and increased 2.3% for the nine-month period ended April 30, 2001. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 2.6% and 3.3% in the quarter and the nine-month period, respectively. Sales for the quarter were down in North America and Europe, but rose in Asia Pacific. Profit as a percentage of sales increased from 24.3% to 24.9% in the quarter and from 23.7% to 24.3% for the nine months ended April 30, 2001. These increases were primarily the result of cost-control measures and the timing of research and development costs in comparison to the prior year.

Direct Marketing Group:

         Direct Marketing sales decreased 4.6% for the quarter and 1.4% for the nine-month period ended April 30, 2001, in comparison to the prior year. Core business in local currency increased 0.5% in the three months ended April 30, 2001, and 4.8% for the nine-month period. The acquisition of the Champion America Inc. brand name increased sales 0.5% for the nine-month period ended April 30, 2001. The Direct Marketing Group was particularly impacted by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 5.2% in the quarter and 6.8% in the nine-month period. Sales for the quarter were flat in the United States. In Europe, sales were down in U.S. Dollars, but were flat in local currencies. Brazil continued to grow at double-digit rates. Profit as a percentage of sales increased from 28.6% to 29.0% in the quarter and from 27.4% to 28.6% for the nine months ended April 30, 2001. These improvements were primarily due to continued productivity improvement in selling and marketing expenses and refinements in mailing plan techniques.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of April 30, 2001, was 2.9. Cash and cash equivalents were $52,870,000 at April 30, 2001, compared to $60,784,000 at July 31, 2000. The decrease was primarily due to payment of $8,000,000 on the Company's revolving loan agreement and the acquisition of Balkhausen GmbH. Working capital increased $13,491,000 during the nine months ended April 30, 2001, to $129,575,000.

         Cash flow from operations totaled $33,380,000 for the nine months ended April 30, 2001, compared to $27,260,000 for the same period last year. The improvement was primarily the result of a decrease in prepaid expenses. Capital expenditures were $15,260,000 in the nine months ended April 30, 2001, compared to $14,757,000 in the same period last year. Cash used in financing activities was $19,001,000 for the nine-month period ended April 30, 2001, resulting from payments of dividends to the Company's stockholders and principal payments on bank debt. Cash flows provided by financing activities for the same period last year were $5,935,000.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.8% and 1.4% at April 30, 2001 and July 31, 2000, respectively.

         The Company maintains a $200,000,000 line of credit with a group of six banks, none of which was being utilized as of April 30, 2001.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse - Earning Customer Loyalty through Integrated Processes and Systems Everywhere. This initiative is intended to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $20,600,000 in the project. The Company estimates that about 50% of that cash outlay will be capital expenditures.

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

PART II. OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K


             (a)   Exhibits

                   None

             (b)   Reports on Form 8-K.

                      The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 2001.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                     BRADY CORPORATION

Date:   June 8, 2001                 /s/ K. M. Hudson
       --------------------          ----------------
                                     K. M. Hudson
                                     President & Chief Executive Officer


Date:   June 8, 2001                 /s/ F. M. Jaehnert
       --------------------          ------------------
                                     F. M. Jaehnert
                                     Vice President & Chief Financial Officer
                                     (Principal Accounting Officer)