Form 10-K405
period 2001-07-31
BRADY CORP
filed 2001-10-26
CIK 746598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

    Class A Nonvoting Common Stock, Par Value $.01 per share, New York Stock
                                    Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes X     No  [ ]

     The aggregate market value of the non-voting common stock held by non-affiliates of the entity as of September 12, 2001 was approximately $635,977,238 (based on closing sale price of $34.80 per share as reported for the New York Stock Exchange). As of September 12, 2001, there were outstanding 21,165,284 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
      Brady Corporation 2001 Annual Report, Incorporated into Part II & IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                               PAGE
                                                               ----
PART I
ITEM 1. BUSINESS
  General Development of Business...........................     I-1
  Financial Information About Industry Segments.............     I-1
  Narrative Description of Business:
     Overview...............................................     I-1
     Business Strategy......................................     I-1
     Growth Strategy........................................     I-2
     Products...............................................     I-3
     Marketing and Sales....................................     I-5
     Manufacturing Process and Raw Materials................     I-5
     Technology and Product Development.....................     I-6
     International Operations...............................     I-6
     Competition............................................     I-6
     Backlog................................................     I-7
     Environment............................................     I-7
     Employees..............................................     I-7
     Acquisitions...........................................     I-7
  Financial Information About Foreign and Domestic
     Operations and Export Sales............................     I-7
ITEM 2. PROPERTIES..........................................     I-7
ITEM 3. LEGAL PROCEEDINGS...................................     I-7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     I-7
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS.......................................    II-1
ITEM 6. SELECTED FINANCIAL DATA.............................    II-1
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    II-1
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................    II-5
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........    II-6
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE.......................   II-28
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT................................................   III-1
ITEM 11. EXECUTIVE COMPENSATION.............................   III-3
  Summary Compensation Table................................   III-3
  Stock Options.............................................   III-4
  Common Stock Price Performance Graph......................   III-6
  Compensation of Directors.................................   III-6
  Termination of Employment and Change in Control
     Arrangements...........................................   III-6
  Restricted Stock..........................................   III-7
  Compensation Committee Interlocks and Insider
     Participation..........................................   III-7
  Money Purchase and 401(k) Plan............................   III-7
  Deferred Compensation Arrangements........................   III-8
  Compensation Committee Report on Executive Compensation...   III-9
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................  III-11
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  III-13
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
  ON FORM 8-K...............................................    IV-1
SIGNATURES..................................................    IV-5

                                     PART I

     Brady Corporation and Subsidiaries are referred to herein as the "Company" or "Brady".

ITEM 1 BUSINESS

(a) General Development of Business

     The Company, a Wisconsin corporation, currently operates 27 manufacturing facilities worldwide. Ten are located in the United States, three in France, two each in Australia, Brazil and Germany and one each in Belgium, Canada, China, England, Italy, Japan, Korea and Singapore. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Poland, Singapore, Spain, Sweden, Taiwan and the United States. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(b) Financial Information About Industry Segments

     The information required by this Item is provided in Item 8 -- Financial Statements and Supplementary Data.

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

     The Company's products are sold in a variety of markets, including electrical, electronic, telecommunication, governmental, public utility, computer, construction, transportation equipment and education. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as OSHA and the EPA, or by the need to identify and track assets, or to direct, warn, inform, train and protect people. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalog and telemarketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 2001 consisted of more than 300,000 companies, with the largest customer representing less than 5% of net sales. Sales from international operations represented 44.0% of net sales in fiscal 2001.

BUSINESS STRATEGY

     Brady's mission is to be the world leader in identification and material solutions that help companies improve productivity, performance, safety and security. The Company expects to accomplish this objective by offering a broad range of high-quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that is focused upon the creation of shareholder value. This incentive plan is designed to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy customers' requirements and expectations. Brady's commitment to product innovation is reflected in research and development efforts that include approximately 200 employees primarily dedicated to research and development activities in the United States, Canada, Belgium, France and Singapore.

     Breadth of product line. The Company's products include over 50,000 stock as well as custom items. The number of products offered allows Brady to serve as a one-stop shopping network for customers. Additionally, management believes that the Company provides a broader range of identification solutions than any of its competitors.

     Focus on customers. The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased investment in telecommunications and management information systems worldwide.

     Niche markets. The Company strives to be a major player in niche markets that allow the Company to leverage its capabilities in specialty materials, die-cut parts and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical and safety markets with certain products such as wire markers, pipe markers, safety signs and printing systems. It also is a leader in precision die-cut materials and bar-code label generation software.

GROWTH STRATEGY

     The major elements of the Company's strategy for growth include:

     New products and new markets. The Company, through strong product innovation and development activities, seeks continually to introduce new products and explore additional applications for products in existing and new markets.

     Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets through existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company's goal is to align more closely with distributors, expand its current sales force and pursue additional channels.

     Geographic expansion. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $239,040,000, or 44.0%, of net sales in fiscal 2001. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in Eastern Europe, the Pacific Rim and Latin America.

     Strategic acquisitions and joint ventures. While the Company intends to continue pursuing internal growth through the above strategies, the Company also intends, where practical, to fill product lines or market sectors, open new geographic markets and strengthen product offerings through the pursuit of strategic acquisitions and joint ventures. Between 1999 and 2001, Brady's growth has occurred through strategic acquisitions, innovative product development and improvement, market expansion and increased market penetration.

     E-business. E-Business will help support growth as the Company works to make every Brady business an electronic or Internet-enabled business. Brady is striving to transact 50 percent of the Company's business electronically within the next three years. Investments in e-commerce and information technology have been increased to help the Company achieve this goal.

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

INDUSTRIAL IDENTIFICATION AND DATA-COLLECTION PRODUCTS

  Wire and Cable Markers

     Brady manufactures a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and various hazards. Such products may be used in virtually every industrial, electrical and telecommunications market to specify the origination and/or destination of wiring and to facilitate repair or maintenance of equipment and data communication and electrical wiring systems.

  High Performance Labels

     Brady produces a complete line of label materials to meet customers' needs for identification that performs under harsh or sensitive conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels on site, on demand, using thermal-transfer, laser, dot-matrix and inkjet printers. Brady labels range from static-dissipative labels for use on electronic components to labels that withstand extreme conditions, such as 1,000 degrees Fahrenheit temperatures and harsh chemicals.

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

  Automatic Identification and Data-Collection Systems

     Brady's automatic identification and data collection solutions include bar-code-label-generating software, bar-code and radio frequency scanners, tags, and labels to enable accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, integration services, fixed station terminals, high-speed printers and associated customized consumable products allow its customers to have a higher degree of knowledge and control over production, asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

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

  Storage Markers

     The Company produces signs; self-adhesive and self-aligning die-cut numbers and letters used for the systematic identification of facilities, bins and shelving. Storage marker products are primarily used by industrial companies in factories, warehouses, stockrooms and other facilities.

  Asset Identification Markers

     Brady offers a wide range of asset-identification products. These include self-adhesive or mechanically mounted labels or tags made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

  Lockout/Tagout Products

     Brady offers a wide variety of lockout/tagout products. Under OSHA regulations, all energy sources must be "locked out" while machines are being serviced or maintained to prevent accidental engagement and injury. The Company's products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy- and fluid-transmission systems and operating machinery.

  Traffic Control Products

     The Company offers a wide variety of traffic-control devices, including directional and warning signs, barriers, cones and other devices.

  Other

     The Company also offers sign-making kits, stenciling materials, barricading products, visual warning systems, floor-marking products, safety hard-hat labels, safety badges, photo-identification kits, ergonomic products, first aid cabinets/kits, body harnesses, anti-slip coatings and alarm security systems, among others.

SPECIALTY MATERIALS

  Specialty Tapes

     Brady manufactures specialty tapes and related products that are used in a variety of audio, video and computer applications. These specialty tape products are characterized by high-performance adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used. Its data-storage products include audio and videocassette splicing tapes.

  Die-Cut Materials

     The Company's precision die-cut materials are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, pagers, computer hard drives, two-way radios, and other devices.

  Graphics Products

     Brady serves the identification and information needs of various non-industrial markets with a variety of easy-to-use printing systems and consumable supplies. It provides lettering and labeling systems, poster printers, laminators and supplies to education and training markets.

OTHER PRODUCTS

     The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales, including: hospital and clinical labels, packing and shipping goods, name plates, and quality and production control products, among others.

MARKETING AND SALES

     The Company's products are sold in a wide variety of markets including electrical, electronic, telecommunications, governmental, public utility, computer, construction, transportation equipment and education. Brady has a diverse customer base that consisted of over 300,000 customers in fiscal 2001. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would not have a material adverse effect upon the Company's business. In fiscal 2001, no single customer accounted for more than 5% of the Company's net sales.

     The Company seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order-catalog marketing and electronic access through the Internet. The Company currently has over 4,000 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support its distributor network, the Company employs a sales force of over 500 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users (and distributors) by providing technical support and product-application advice.

     The Company direct markets its products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and OEM component products, among others. Catalog operations are conducted through offices in the U.S., Australia, Brazil, Canada, England, France, Germany, Italy and Japan, and include foreign-language catalogs.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating, converting, software publishing and printer engineering and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent- or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting or slitting, and printing or marking the materials as required.

     The Company seeks to optimize the performance, quality and durability of their products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing costs. The

Company produces the majority of the adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit it to achieve greater flexibility in product design and manufacture, and to improve its ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control allow it to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

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

     The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, computer-generated wire markers, and systems for aligning letters and patterns. Although the Company believes that its patents are a significant factor in maintaining market position as to certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents.

     The Company conducts much of its technology and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $20,300,000, $20,600,000 and $17,100,000 in fiscal 2001, 2000 and 1999, respectively, on its research and development activities. In fiscal 2001, approximately 200 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

INTERNATIONAL OPERATIONS

     In Fiscal 2001, 2000, and 1999, sales from international operations accounted for 44.0%, 44.4%, and 44.6%, respectively, of the Company's net sales The Company's global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Italy, Japan, Korea, Mexico, Singapore, and Sweden and sales offices in Hong Kong, Malaysia, the Philippines, Poland and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, Brazil, China, France, Germany and the Philippines in the last three years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

     The markets for most of the Company's products are competitive. The Company believes that it is the leading domestic producer of self-adhesive wire markers, safety signs, pipe markers, audio and video splicing tapes, precision die-cut materials and bar-code-label-generating software. The Company competes for business principally on the basis of product quality, performance, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world's major adhesive and electrical product companies offering some competing products as part of their product line. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

     As of July 31, 2001, the amount of the Company's backlog orders believed to be firm was approximately $22,100,000. This compares with approximately $27,100,000 and $22,300,000 of backlog orders as of July 31, 2000 and 1999, respectively. Average delivery time for the Company's orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom designed and manufactured.

ENVIRONMENT

     At present, the manufacturing processes for the Company's adhesive-based products utilize certain evaporative solvents, which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. During the past several years, the Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents. Management believes the Company is substantially in compliance with all environmental regulations.

EMPLOYEES

     As of July 31, 2001, the Company employed approximately 3,200 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contract and considers its relations with employees to be excellent. To meet present and future labor requirements, the Company maintains an active college-recruiting program for sales, technical and administrative personnel.

ACQUISITIONS

     Information about the Company's acquisitions is provided in Item 8 -- Financial Statements and Supplementary Data.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

     The information required by this Item is provided in Item 8 -- Financial Statements and Supplementary Data.

ITEM 2 PROPERTIES

     The Company currently operates 27 manufacturing facilities. Ten are located in the United States, three in France, two each in Australia, Brazil and Germany and one each in Belgium, Canada, China, England, Italy, Japan, Korea and Singapore. The Company's present operating facilities contain a total of approximately 1,634,000 square feet of space, of which approximately 827,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

ITEM 3 LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the course of business. The Company is not currently a party to any material pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC and on the Berlin Stock Exchange under the number 900104. There is no trading market for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this Item is incorporated by reference to Page 10 of the Brady Corporation 2001 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 17, 2001, was 362 and 3, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.033 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock:

                                                                                                                   YEAR
                                                                                                                  ENDING
                                    YEAR ENDED 7/31/2000                        YEAR ENDED 7/31/2001              7/31/02
                          ----------------------------------------    ----------------------------------------    -------
                          1ST QTR    2ND QTR    3RD QTR    4TH QTR    1ST QTR    2ND QTR    3RD QTR    4TH QTR    1ST QTR
                          -------    -------    -------    -------    -------    -------    -------    -------    -------
Class A.................   $.17       $.17       $.17       $.17       $.18       $.18       $.18       $.18       $.19
Class B.................    .14        .17        .17        .17        .15        .18        .18        .18        .16

ITEM 6 SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 8 and 9 of the Brady Corporation 2001 Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Fiscal 2001 was demanding, difficult and disappointing. We faced weak economies, a strong U.S. dollar, and business contraction in many markets. In fact, U.S. industrial production in 2001 fell to levels not seen since the 1991 recession, and U.S. factories operated at their slowest pace in more than 17 years.

     For Brady, that meant a swing from 15-percent sales growth in the first quarter to a 15-percent decline in the fourth quarter. Our sales for the year were $545.9 million, down 0.9 percent from fiscal 2000's record $550.7 million in sales. In local currencies, sales rose 3.3 percent to $559.1 million.

     As telecommunications, electronics and other Brady markets continued to struggle with double-digit declines throughout the year, we focused on creative and strategic cost-control initiatives to weather the storm. We aggressively took steps to reduce spending, including instituting a summer hours program for employees aimed at trimming our expenses while retaining our workforce. Unfortunately our efforts could not keep up with the dramatic business decline, and it was necessary to take additional steps.

     To better align our operations with market conditions, we undertook a restructuring in the fourth quarter. It included consolidating manufacturing operations and reducing our workforce by about 5 percent. One-time charges totaling $5.9 million after tax for this restructuring were recorded in the fourth quarter.

YEAR ENDED JULY 31, 2001, COMPARED TO YEAR ENDED JULY 31, 2000

     Sales for fiscal 2001 decreased by $4,720,000 or 0.9% from fiscal 2000. Sales of the Company's international operations decreased 2.7% in U.S. dollars. The acquisition of Balkhausen GmbH in March 2001 increased international sales by 1.7%. International base business increased by 5.1% in local currencies. These increases were more than offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales by 9.5%. Sales of the Company's U.S. operations increased 0.5%, with the acquisitions of Data Recognition, Inc. and Imtec, Inc. in March 2000 adding 5.9%, which was offset by a decline in base business of 5.4%. The Company's sales are affected by general economic conditions in its key markets. The economic downturn in these markets in fiscal 2001 had a negative effect on the Company's sales, which could be expected to continue if such conditions persist.

     The cost of products sold as a percentage of sales increased from 44.6% to 47.1%. The increase was due to changes in product mix, fixed costs spread over a lower sales volume and negative foreign exchange impact.

     Selling, general and administrative expenses (including nonrecurring charges) as a percentage of sales increased from 39.1% to 41.0% in fiscal 2001. This year's expenses included a nonrecurring charge of $9,560,000, primarily relating to facilities consolidation and a workforce reduction of approximately 5%. Fiscal 2000 expenses included $4,352,000 associated with the attempt to acquire Critchley Group. Excluding these nonrecurring items in both years, selling, general and administrative expenses as a percentage of sales increased from 38.3% to 39.2%. The increase was due mainly to fixed administrative expenses spread over a lower sales base.

     Research and development investment as a percentage of sales remained constant at 3.7%.

     Operating income decreased $24,769,000 to $44,522,000 in fiscal 2001. Excluding the nonrecurring items in both years (a nonrecurring charge in 2001 related to facilities consolidations and a workforce reduction and a charge in 2000 for expenses associated with the Critchley bid), operating income decreased $19,561,000 or 26.6% from $73,643,000 to $54,082,000.

     Investment and other income decreased $6,732,000 from the prior year. Fiscal 2000 results included a $6,766,000 before-expenses gain from the Critchley transaction. Excluding this one-time gain, investment and other income increased $34,000.

     Income before income taxes was $44,790,000, a decrease of 41.2% compared to fiscal 2000's $76,131,000. Excluding the nonrecurring items in both years, income before income taxes in 2001 decreased 26.3%.

     The Company's effective tax rate increased from 38.0% for fiscal 2000 to 38.5% for fiscal 2001.

     Net income was $27,546,000 for fiscal 2001, compared to $47,201,000 for fiscal 2000 due to the factors discussed above. Excluding the nonrecurring items, (a $5,879,000 nonrecurring charge after-tax in fiscal 2001 and a $1,497,000 net gain on the Critchley bid in fiscal 2000), net income decreased 26.9% over the prior year.

YEAR ENDED JULY 31, 2000, COMPARED TO YEAR ENDED JULY 31, 1999

     Sales for fiscal 2000 increased by $71,639,000 or 15.0% over fiscal 1999. Sales of the Company's international operations increased 14.4% in U.S. dollars. The acquisitions of SOFT S.A. and the Holman Groupe S.A. in July 1999 and Visi Sign Pty. Ltd. in May 1999 increased international sales by 6.6%. These increases were somewhat offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales by 5.9%. Sales of the Company's U.S. operations increased 15.3%, with 6.2 percentage points due to core growth and 9.1 percentage points from the acquisitions of Barcodes West Inc. in March 1999, the brand name Champion America, Inc. in September 1999, and Data Recognition, Inc. and Imtec, Inc. in March 2000.

     The cost of products sold as a percentage of sales decreased from 45.1% to 44.6%. This improvement was due to changes in product mix, engineered product cost reductions and manufacturing efficiencies from the Company's continuous improvement efforts.

     During fiscal 2000 Brady attempted to acquire Critchley Group plc in the United Kingdom, but was outbid by another entity. While Brady did not acquire the company, it made a net after-tax profit of $1,497,000 on an investment in Critchley shares after $4,352,000 of expense and $917,000 of tax.

     Selling, general and administrative expenses as a percentage of sales increased from 38.0% to 39.1% in fiscal 2000. Fiscal 2000's expenses included $4,352,000 of expenses associated with the attempt to acquire Critchley Group, and 1999 included a credit for adjusting the severance liability associated with the 1998 workforce reduction. Excluding these nonrecurring items in both years, selling, general and administrative expenses as a percentage of sales increased from 38.1% to 38.3%. Selling, general and administrative expenses as a percentage of sales associated with Brady's base business dropped by 1.2 percentage points. This improvement was offset by incremental non-capitalizable expenses of approximately $7,000,000 associated with process improvements and e-business initiatives in 2000.

     Research and development investment as a percentage of sales increased from 3.6% to 3.7%, while base-business investment in research and development increased 14.6%.

     Operating income increased $5,519,000 to $69,291,000 in fiscal 2000. Excluding the nonrecurring items in both years (a charge in 2000 for expenses associated with the Critchley bid and a credit in 1999 for adjusting the severance costs associated with the workforce reduction of 1998), operating income increased $10,482,000 or 16.6% from $63,161,000 to $73,643,000, with the improvement primarily from increased sales.

     Investment and other income increased $5,963,000 from the prior year. Fiscal 2000 results included a $6,766,000 before-expenses gain from the Critchley transaction. Excluding this one-time gain, investment and other income decreased $803,000 as Brady experienced increased exchange losses, primarily from the weak Euro.

     Income before income taxes was $76,131,000, an increase of 17.5% compared to fiscal 1999's $64,782,000. Excluding the nonrecurring items in both years, income before income taxes in 2000 increased 14.9%.

     The Company's effective tax rate decreased from 38.9% for fiscal 1999 to 38.0% for fiscal 2000.

     Net income was $47,201,000 for fiscal 2000, compared to $39,584,000 for fiscal 1999 due to the factors discussed above. Excluding the nonrecurring items, (a $1,497,000 net gain on the Critchley bid in fiscal 2000 and a $376,000 nonrecurring credit in fiscal 1999), net income increased 16.6% over the prior year.

                       BUSINESS SEGMENT OPERATING RESULTS

IDENTIFICATION SOLUTIONS & SPECIALTY TAPES (ISST) GROUP

     ISST sales decreased 0.1% in fiscal 2001 (up 3.3% in local currencies) from fiscal 2000, following an increase of 30.5% in fiscal 2000 versus 1999. Base-business sales in fiscal 2001 were down 5.2% due to weakening in the global electrical, electronic, telecommunication and automatic identification markets. Acquisitions added 8.5% to the group's sales in fiscal 2001. Acquisitions included Balkhausen GmbH in 2001 and Imtec, Inc. and Data Recognition, Inc. in 2000.

     Segment profit as a percentage of sales decreased from 26.5% in 2000 to 19.9% in 2001 as a result of the sales decline in the group's higher margin products, the negative effect of foreign currencies and increased utility costs. Comparing fiscal 2000 to 1999, segment profit as a percentage of sales increased from 24.5% to 26.5% as a result of improved operating leverage on the existing assets, strong growth in base business, increased segment profits from prior acquisitions and a continued focus on aggressive cost-savings initiatives.

GRAPHICS GROUP

     Graphics sales decreased 1.7% in fiscal 2001 (1.0% growth in local currencies) from fiscal 2000. Sales increased 3.8% in fiscal 2000 from fiscal 1999. In fiscal 2000, the acquisition of SOFT S.A. in France and Visi Sign Pty. Ltd. in Australia accounted for a 6.4% increase in group sales while the base business in Graphics declined by 2.6%. The decline was influenced by a negative foreign-currency translation impact of 1.4%, primarily in reporting European results, and also the discontinuation of certain non-strategic product lines.

     Segment profit as a percentage of sales in the Graphics Group improved to 23.2% from 22.9% in fiscal 2001 as compared to fiscal 2000 due to cost-control measures. Segment profit as a percentage of sales in the Graphics Group declined from 23.1% in fiscal 1999 to 22.9% in fiscal 2000. In fiscal 2000, additional volume improved total gross margins, but this improvement was offset by costs of integrating SOFT S.A. into the European operations and increased new product development.

DIRECT MARKETING GROUP

     Direct Marketing Group sales decreased 1.4% in fiscal 2001 (up 5.1% in local currencies) from fiscal 2000. The Group's sales increased 4.7% in fiscal 2000 (up 8.7% in local currencies) from fiscal 1999. The acquisition of Champion America added 0.4% to the Group's sales in fiscal 2001. North American sales in fiscal 2001 were up 1.7% in local currencies. In Europe, sales were down for fiscal 2001 but showed single-digit growth in local currencies. Brazil continued to grow at double-digit rates in fiscal 2001. The sales increase in Fiscal 2000 over 1999 was due to the acquisition of Champion America, Seton Canada realizing strong organic growth in Canada and units in Australia and Brazil both generating double-digit growth.

     Segment profit as a percent of sales was 28.4% in fiscal 2001 versus 26.4% in fiscal 2000 and 27.2% in fiscal 1999. The fiscal 2001 increase was due to continued productivity improvement in selling and marketing expenses and refinements in mail plan techniques. The group's profits were reduced by expenditures to improve the information technology infrastructure in Europe, startup costs for Seton Japan and higher marketing expenses in the United States.

                                   LIQUIDITY

     The Company's liquidity remains strong. Cash and cash equivalents were $62,811,000 at July 31, 2001, compared to $60,784,000 at July 31, 2000, and
$75,466,000 at July 31, 1999. The decrease in 2000 was primarily due to the Company's acquisition for cash of Data Recognition, Inc., Imtec, Inc. and Champion America, Inc. Working capital increased $7,746,000 during fiscal 2001 and equaled $123,830,000 at July 31, 2001.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $53,228,000 for fiscal 2001, $48,408,000 for fiscal 2000 and $61,357,000 for fiscal 1999.

     Capital expenditures were $20,770,000 in fiscal 2001, $22,624,000 in fiscal 2000 and $9,889,000 in fiscal 1999. Fiscal 2001's capital expenditures included a new manufacturing location in Brazil, new software and computers and manufacturing equipment in Europe. Fiscal 2000 capital expenditures were primarily from capital investments related to new software, a new facility in the United States, a startup in China and a new global telecommunications system.

     In fiscal 2000, the Company made an unsuccessful bid for the purchase of Critchley Group plc in the United Kingdom. Associated transactions included the purchase of Critchley shares at a total cost of $22,931,000 in the third quarter and the subsequent sale of the shares in the fourth quarter for $27,345,000, before expenses.

     Financing activities required $22,676,000 in fiscal 2001, $6,605,000 in fiscal 2000 and $12,533,000 in fiscal 1999. Cash used for dividends to shareholders was $16,229,000 in fiscal 2001, $15,260,000 in fiscal 2000 and $14,317,000 in fiscal 1999. In fiscal 2000, net cash borrowed was $24,947,000, primarily used to purchase the Critchley securities, which was subsequently repaid in fiscal 2000 and 2001.

     In fiscal 1999, the Company entered into a $150,000,000 revolving loan agreement with six banks. In January 2000, the agreement was amended to increase the available amount to $200,000,000, all of which was available at July 31, 2001. The agreement requires the Company to maintain certain financial covenants. The Company has obtained waivers for instances of non-compliance through July 31, 2001. Future borrowings could be limited by the Company's ability to maintain, waive or modify the financial covenants.

     Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 1.4% at July 31, 2001 and 2000, and 0.5% at July 31, 1999.

     The Company continues to seek opportunities to invest in new products, new markets and in strategic acquisitions and joint ventures which fit its growth strategy. Management believes the Company's cash and cash equivalents, available line of credit, and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

                                   INFLATION

     Essentially all of the Company's revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year and timing differences in instituting price changes make it virtually impossible to accurately define the impact of inflation on profit margins.

                                EURO CONVERSION

     On January 1, 1999, the Euro was adopted as the national currency of 11 European Union member nations. During a three-year transition period, the Euro will be used as a non-cash transactional currency. The Company began conducting business in Euros in January 1999, and will change its functional currencies during the three-year transition period. The conversion to the Euro is not expected to have a significant operational impact or a material impact on the results of operations, cash flows or financial condition of the Company.

                           FORWARD-LOOKING STATEMENTS

     Matters in this Annual Report may contain forward-looking information, as defined in the Private Securities Litigation Reform Act of 1995. All such forward-looking information in this report involves risks and uncertainties including, but not limited to, domestic and international economic conditions and growth rates; fluctuations in currency exchange rates for international currencies versus the U.S. dollar; the successful implementation of a new enterprise-resource-planning system; the ability of the Company to acquire, integrate and achieve anticipated synergies from new businesses; the ability of the Company to adjust its cost structure to changes in levels of sales and product mix in a timely manner; variations in the economic or political conditions in the countries in which the Company does business; technology changes; the continued availability of sources of supply; and other risks indicated in filings by the Company with the Securities and Exchange Commission. The Company cautions that forward-looking statements are not guarantees, since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in forward-looking statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.

     The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro (primarily the Belgian Franc, Deutsche Mark and French Franc), Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               BRADY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT................................     II-7
FINANCIAL STATEMENTS:
  Consolidated Balance Sheets -- July 31, 2001 and 2000.....     II-8
  Consolidated Statements of Income -- Years Ended July 31,
     2001, 2000 and 1999....................................     II-9
  Consolidated Statements of Stockholders'
     Investment -- Years Ended July 31, 2001, 2000 and
     1999...................................................    II-10
  Consolidated Statements of Cash Flows -- Years Ended July
     31, 2001, 2000 and 1999................................    II-11
  Notes to Consolidated Financial Statements................    II-12

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brady Corporation:

     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

October 9, 2001
Milwaukee, Wisconsin

                       BRADY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2001 AND 2000

                                                                  2001          2000
                                                                  ----          ----
                                                                (DOLLARS IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)........................    $ 62,811      $ 60,784
  Accounts receivable, less allowance for losses ($2,297 and
    2,919, respectively)....................................      71,684        82,656
  Inventories (Note 1):
    Finished products.......................................      19,288        22,094
    Work-in-process.........................................       4,333         3,842
    Raw materials and supplies..............................      15,586        15,284
                                                                --------      --------
         Total inventories..................................      39,207        41,220
  Prepaid expenses and other current assets (Notes 1, 3 and
    4)......................................................      21,291        18,523
                                                                --------      --------
         Total current assets...............................     194,993       203,183
OTHER ASSETS:
  Goodwill -- net (Note 1)..................................      96,041        99,954
  Other (Note 4)............................................      16,909        14,337
PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5):
  Cost:
    Land....................................................       5,944         4,723
    Buildings and improvements..............................      47,611        43,006
    Machinery and equipment.................................     132,272       113,319
    Construction in progress................................       6,474        15,955
                                                                --------      --------
                                                                 192,301       177,003
  Less accumulated depreciation.............................     107,768        96,343
                                                                --------      --------
         Net property, plant and equipment..................      84,533        80,660
                                                                --------      --------
TOTAL.......................................................    $392,476      $398,134
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 20,666      $ 26,070
  Wages and amounts withheld from employees.................      26,767        27,857
  Taxes, other than income taxes............................       1,496         2,585
  Accrued income taxes......................................       8,460        10,245
  Other current liabilities (Note 3)........................      12,364        12,212
  Short-term borrowings and current maturities on long-term
    obligations (Note 5)....................................       1,410         8,130
                                                                --------      --------
         Total current liabilities..........................      71,163        87,099
LONG-TERM OBLIGATIONS, less current maturities (Note 5).....       4,144         4,157
OTHER LIABILITIES (Note 3)..................................      14,590        15,654
                                                                --------      --------
         Total liabilities..................................      89,897       106,910
                                                                --------      --------
STOCKHOLDERS' INVESTMENT (Notes 1 and 6):
  Preferred Stock (aggregate liquidation preference of
    $3,026 at July 31, 2001)................................       2,855         2,855
  Common Stock:
    Class A Nonvoting -- Issued 21,149,551 and 20,966,315
     shares, respectively (aggregate liquidation preference
     of $35,320 at July 31, 2001)...........................         211           209
    Class B Voting -- Issued and outstanding 1,769,314
     shares.................................................          18            18
  Additional paid-in capital................................      35,806        31,586
  Earnings retained in the business.........................     276,779       265,462
  Treasury stock -- 4,548 shares of Class A nonvoting common
    stock, at cost..........................................        (132)         (132)
  Cumulative other comprehensive income.....................     (12,016)       (7,137)
  Other.....................................................        (942)       (1,637)
                                                                --------      --------
         Total stockholders' investment.....................     302,579       291,224
                                                                --------      --------
TOTAL.......................................................    $392,476      $398,134
                                                                ========      ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999

                                                                2001        2000        1999
                                                                ----        ----        ----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                       SHARE AMOUNTS)
NET SALES (Note 1)..........................................  $545,944    $550,664    $479,025
OPERATING EXPENSES:
  Cost of products sold.....................................   257,313     245,587     216,060
  Research and development..................................    20,329      20,555      17,116
  Selling, general and administrative.......................   214,220     215,231     182,688
  Non-recurring charge (credit) (Note 10)...................     9,560                    (611)
                                                              --------    --------    --------
          Total operating expenses..........................   501,422     481,373     415,253
                                                              --------    --------    --------
OPERATING INCOME............................................    44,522      69,291      63,772
OTHER INCOME AND (EXPENSE):
  Investment and other income -- net........................       686       7,418       1,455
  Interest expense..........................................      (418)       (578)       (445)
                                                              --------    --------    --------
          Net other income..................................       268       6,840       1,010
                                                              --------    --------    --------
INCOME BEFORE INCOME TAXES..................................    44,790      76,131      64,782
INCOME TAXES (Notes 1 and 4)................................    17,244      28,930      25,198
                                                              --------    --------    --------
NET INCOME..................................................    27,546    $ 47,201    $ 39,584
                                                              ========    ========    ========
NET INCOME PER COMMON SHARE (Notes 6 and 8):
  Class A Nonvoting:
     Basic..................................................  $   1.20    $   2.07    $   1.74
                                                              ========    ========    ========
     Diluted................................................  $   1.18    $   2.05    $   1.73
                                                              ========    ========    ========
  Class B Voting
     Basic..................................................  $   1.17    $   2.04    $   1.71
                                                              ========    ========    ========
     Diluted................................................  $   1.15    $   2.02    $   1.70
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999

                                                                    EARNINGS
                                                       ADDITIONAL   RETAINED                  OTHER                     TOTAL
                                  PREFERRED   COMMON    PAID-IN      IN THE    TREASURY   COMPREHENSIVE             COMPREHENSIVE
                                    STOCK     STOCK     CAPITAL     BUSINESS    STOCK        INCOME        OTHER       INCOME
                                  ---------   ------   ----------   --------   --------   -------------    -----    -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balances at July 31, 1998.......   $2,855      $225     $26,131     $208,254                $ (1,068)     $(3,024)
  Net income....................                                      39,584                                           $39,584
  Net currency translation
    adjustment..................                                                                (890)                     (890)
                                                                                                                       -------
         Total comprehensive
           income...............                                                                                       $38,694
                                                                                                                       =======
Issuance of 112,978 shares of
  Class A Common Stock under
  stock option plan.............                  1       1,880
Other...........................                                                                              693
Tax benefit from exercise of
  stock options.................                            372
Cash dividends on Preferred
  Stock:
  1979 series -- $10 a share....                                        (220)
  6% and 1972 series -- $6 a
    share.......................                                         (39)
Acquisition of treasury stock,
  4,548 shares, at cost.........                                                $(132)
Cash dividends on Common Stock:
  Class A -- $.64 a share.......                                     (12,985)
  Class B -- $.61 a share.......                                      (1,073)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 1999.......    2,855       226      28,383      233,521     (132)        (1,958)      (2,331)
  Net income....................                                      47,201                                           $47,201
  Net currency translation
    adjustment..................                                                              (5,179)                   (5,179)
                                                                                                                       -------
         Total comprehensive
           income...............                                                                                       $42,022
                                                                                                                       =======
Issuance of 126,474 shares of
  Class A Common Stock under
  stock option plan.............                  1       2,423
Other...........................                                                                              694
Tax benefit from exercise of
  stock options.................                            780
Cash dividends on Preferred
  Stock:
  1979 series -- $10 a share....                                        (220)
  6% and 1972 series -- $6 a
    share.......................                                         (39)
Cash dividends on Common Stock:
  Class A -- $.68 a share.......                                     (13,857)
  Class B -- $.65 a share.......                                      (1,144)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2000.......    2,855       227      31,586      265,462     (132)        (7,137)      (1,637)
  Net income....................                                      27,546                                           $27,546
  Net currency translation
    adjustment..................                                                              (4,879)                   (4,879)
                                                                                                                       -------
         Total comprehensive
           income...............                                                                                       $22,667
                                                                                                                       =======
Issuance of 183,236 shares of
  Class A Common Stock under
  stock option plan.............                  2       3,578
Other...........................                                                                              695
Tax benefit from exercise of
  stock options.................                            642
Cash dividends on Preferred
  Stock:
  1979 series -- $10 a share....                                        (220)
  6% and 1972 series -- $6 a
    share.......................                                         (39)
Cash dividends on Common Stock:
  Class A -- $.72 a share.......                                     (14,755)
  Class B -- $.69 a share.......                                      (1,215)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2001.......   $2,855      $229     $35,806     $276,779    $(132)      $(12,016)     $  (942)
                                   ======      ====     =======     ========    =====       ========      =======

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999

                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................    $ 27,546    $ 47,201    $ 39,584
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      16,007      12,157      11,263
    Amortization............................................       6,639       5,676       3,886
    (Gain) loss on sale of property, plant and equipment....        (185)        (54)        181
    Gain on sale of securities..............................        (722)     (4,414)
    Provision for losses on accounts receivable.............       1,537       1,830         966
    Other...................................................         695         694         693
    Nonrecurring charge (credit)............................       9,226                    (611)
    Changes in operating assets and liabilities (net of
      effects of business acquisitions):
      Accounts receivable...................................       8,299      (9,343)     (4,899)
      Inventory.............................................       2,252      (1,362)      5,547
      Prepaid expenses and other assets.....................      (1,749)     (6,590)     (1,643)
      Accounts payable and accrued liabilities..............     (13,109)      4,608       4,330
      Income taxes..........................................      (2,382)     (1,115)      3,313
      Deferred income taxes.................................      (1,981)       (763)     (1,069)
      Other liabilities.....................................       1,155        (117)       (184)
                                                                --------    --------    --------
         Net cash provided by operating activities..........      53,228      48,408      61,357
                                                                --------    --------    --------
INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired..........      (6,699)    (37,906)    (31,107)
  Purchases of securities...................................                 (22,931)
  Purchases of property, plant and equipment................     (20,770)    (22,624)     (9,889)
  Proceeds from sale of property, plant and equipment.......         525       1,053         232
  Proceeds from sale of securities..........................         825      27,345
  Other.....................................................        (356)         16        (176)
                                                                --------    --------    --------
         Net cash (used in) investing activities............     (26,475)    (55,047)    (40,940)
                                                                --------    --------    --------
FINANCING ACTIVITIES:
  Payment of dividends......................................     (16,229)    (15,260)    (14,317)
  Proceeds from issuance of common stock....................       4,222       3,204       2,252
  Proceeds from borrowings..................................         313      24,947         310
  Principal payments on short-term borrowings and long-term
    obligations.............................................      (9,257)    (19,496)       (778)
  Other.....................................................      (1,725)
                                                                --------    --------    --------
         Net cash (used in) financing activities............     (22,676)     (6,605)    (12,533)
                                                                --------    --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      (2,050)     (1,438)      1,973
                                                                --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    $  2,027    $(14,682)   $  9,857
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................      60,784      75,466      65,609
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    $ 62,811    $ 60,784    $ 75,466
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................    $    441    $    555    $    409
    Income taxes, net of refunds............................      21,613      29,370      22,107
  Acquisitions:
    Fair value of assets acquired, net of cash..............    $  7,859    $ 15,751    $ 15,017
    Liabilities assumed.....................................      (4,736)    (10,783)     (6,291)
    Goodwill................................................       3,576      32,938      22,381
                                                                --------    --------    --------
         Net cash paid for acquisitions.....................    $  6,699    $ 37,906    $ 31,107
                                                                ========    ========    ========
Class A Common Stock issued to fund deferred compensation
  plan......................................................                            $ 11,555
                                                                                        ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (the "Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments -- The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable and long-term debt) is a reasonable estimate of the fair value of these instruments due to their short-term nature or variable interest rate.

     Cash Equivalents -- The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method for certain inventories (approximately 55% and 61% of total inventories at July 31, 2001 and 2000, respectively) and the first-in, first-out ("FIFO") method for other inventories. The difference between the carrying value of domestic inventories stated at LIFO cost and the value of such inventories stated at FIFO cost was $5,805,000 at July 31, 2001 and $5,595,000 at July 31, 2000.

     Depreciation -- The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years.

     Goodwill -- Goodwill is amortized using the straight-line method over various periods ranging from 10 to 40 years. The weighted average amortization period is 21 and 22 years at July 31, 2001 and 2000, respectively. Goodwill is net of accumulated amortization of approximately $20,600,000 and $12,500,000 at July 31, 2001 and 2000, respectively.

     Impairment of Long-Lived Assets -- The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.

     Catalog Costs -- Catalog costs are initially capitalized and amortized over the estimated useful lives of the publications (generally eight months). At July 31, 2001 and 2000, $6,380,000 and $4,728,000 respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.

     Revenue Recognition -- The Company recognizes revenue upon shipment of goods to customers. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 in the fourth quarter of fiscal 2001. Adoption of this standard did not have a material impact on the Company's financial statements.

     Research and Development -- Amounts expended for research and development are expensed as incurred.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Foreign Currency Translation -- Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.

     Income Taxes -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     New Accounting Standards -- Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting SFAS 133 was not material to the Company's financial statements. The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

          Interest Rate Hedging -- The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of July 31, 2001, the Company has not entered into any interest rate derivatives.

          Currency Rate Hedging -- The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company's financial results and its economic well-being. While the Company's risk management objectives and strategies will be driven from an economic perspective, the Company will attempt, where possible and practical, to ensure that the hedging strategies it engages in can be treated as "hedges" from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from intercompany sales and identified inventory or other asset purchases.

          The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2001 and 2000 was not material.

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

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

          No cash flow hedges were discontinued during the year ended July 31, 2001.

     In May 2000, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the consolidated statements of income. During 2001, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold. The Company previously reported shipping costs as a reduction of net sales. Prior period consolidated financial statements have been reclassified to conform to the new requirements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company will adopt SFAS No. 142 on August 1, 2001. At July 31, 2001, goodwill approximated $96,041,000. The Company estimates that the adoption of SFAS No. 142 will add approximately $0.26 annually to earnings per share.

     Reclassifications -- Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

2. ACQUISITIONS OF BUSINESSES

     Effective August 11, 1998, the Company acquired the common stock of VEB Sistemas de Etiquetas Ltda, in Sao Paulo, Brazil, an industrial label manufacturer, for cash of approximately $4,400,000.

     Effective March 25, 1999, the Company acquired the assets of Barcodes West located in Seattle, Washington, a label manufacturer and software and service provider for cash of approximately $5,757,000.

     Effective May 7, 1999, the Company acquired the common stock of Visi Sign Pty. Ltd. located in Victoria, Australia, a manufacturer of identification products for cash of approximately $1,396,000.

     Effective July 7, 1999, the Company acquired the common stock of Holman Groupe S.A. located in Rungis, France, an automatic identification and application specialist for cash of approximately $5,343,000 and a payable of approximately $554,000.

     Effective July 30, 1999, the Company acquired the common stock of the graphics division of Soft S.A., located in Lyon, France, a developer and distributor of printing systems, for cash of approximately $14,044,000.

     Effective September 3, 1999, the Company acquired the brand name, customer list and catalog artwork of Champion America, Inc., located in Chagrin Falls, Ohio, a direct marketer of signs, labels and identification products for cash of approximately $4,949,000 and a payable of approximately $561,000.

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

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company acquired Data Recognition, Inc. and Imtec, Inc. for cash of approximately $33,422,000 and a payable of approximately $1,490,000.

     Effective March 31, 2001, the Company acquired the assets of Balkhausen GmbH, located in Syke, Germany, a manufacturer of precision die-cut parts, specialty materials and thermal-management products for cash of approximately $6,600,000 and assumed liabilities of approximately $4,300,000. The purchase price of the acquisition is subject to change based on post-closing adjustments.

     Effective July 31, 2001, the Company acquired the assets of Eset, GmbH, located in Munich, Germany, a developer of certain software printer drivers and label design software.

     These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included since the dates of acquisition in the accompanying financial statements. The pro forma results of operations of the above acquisitions are not significant to the financial statements.

3. EMPLOYEE BENEFIT PLANS

     The Company provides postretirement medical, dental and vision benefits for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a Defined Dollar Benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee's age and service at retirement.

     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company funds benefit costs on a pay-as-you-go basis.

     The following table provides a reconciliation of the changes in the Plan's benefit obligations at July 31, 2001, 2000 and 1999:

                                                                 2001       2000      1999
                                                                 ----       ----      ----
                                                                  (DOLLARS IN THOUSANDS)
Obligation at beginning of fiscal year......................    $ 8,857    $8,104    $6,802
Service cost................................................        469       444       472
Interest cost...............................................        726       665       602
Plan amendments.............................................                            307
Actuarial loss..............................................        751                 242
Benefit payments............................................       (365)     (356)     (321)
                                                                -------    ------    ------
Obligation at end of fiscal year............................    $10,438    $8,857    $8,104
                                                                =======    ======    ======

     There are no plan assets due to the nature of the Plan. During fiscal 1999, $307,000 of expense was recognized due to the addition of employees from prior acquisitions.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the unfunded status of the Plan as of July 31, 2001 and 2000:

                                                                  2001          2000
                                                                  ----          ----
                                                                (DOLLARS IN THOUSANDS)
Unfunded status at July 31..................................    $10,438       $ 8,857
Unrecognized net actuarial gain.............................      1,181         2,014
Unrecognized prior service cost.............................       (241)         (263)
                                                                -------       -------
Accumulated postretirement benefit obligation liability.....    $11,378       $10,608
                                                                =======       =======

     The following table provides the components of net periodic benefit cost for the Plan for fiscal years 2001, 2000 and 1999:

                                                                   YEAR ENDED JULY 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                  (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost included the
  following components:
  Service cost -- benefits attributed to service during the
     period.................................................    $  469    $  444    $  472
  Prior service cost........................................        22        22        22
  Interest cost on accumulated postretirement benefit
     obligation.............................................       726       665       602
  Amortization of unrecognized (gain).......................       (81)      (93)      (46)
                                                                ------    ------    ------
Periodic postretirement benefit cost........................    $1,136    $1,038    $1,050
                                                                ======    ======    ======

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2001 were 10% grading down 0.5% per year to 5.5% at July 31, 2010.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 2001 and 8% in 2000.

     If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2001 would be increased by $35,400 and decreased by $35,400, respectively. The effect of this change on the sum of the service cost and interest cost would not be material.

     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the plan, based on earnings of the respective companies and employee contributions. At July 31, 2001 and 2000, $2,040,000 and $2,196,000,
respectively, of accrued profit-sharing contributions were included in other current liabilities.

     The Company also has deferred compensation plans for directors, officers and key executives utilizing the phantom stock plan concept. At July 31, 2001 and 2000, $5,878,000 and $5,569,000, respectively, of deferred compensation was included in current and other long-term liabilities.

     During fiscal 1998, the Company adopted a new deferred compensation plan that invests solely in shares of the Company's Class A Nonvoting Common Stock. Participants in the old phantom stock plan were allowed to convert their balances in the old plan to this new plan. The new plan was funded initially by the issuance of 372,728 shares of Class A Nonvoting Common Stock to a Rabbi Trust. All deferrals into the new plan result in purchases of Class A Nonvoting Common Stock by the Rabbi Trust. No deferrals are allowed into the old plan. Shares held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.

     The amounts charged to income for the plans described above were $7,515,000 in 2001, $7,736,000 in 2000 and $7,589,000 in 1999.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has a voluntary employee benefit trust for the purpose of funding employee medical benefits and certain other employee benefits. At July 31, 2001 and 2000, $2,378,000 and $2,793,000, respectively, of payments to the trust to fund such benefits were included in prepaid expenses and other current assets.

4. INCOME TAXES

     Income taxes consist of the following:

                                                                       YEAR ENDED JULY 31,
                                                                ---------------------------------
                                                                 2001         2000         1999
                                                                 ----         ----         ----
                                                                     (DOLLARS IN THOUSANDS)
Currently payable:
  Federal...................................................    $ 4,977      $16,354      $17,668
  Foreign...................................................     13,242       11,030        6,747
  State.....................................................      1,006        2,309        1,852
                                                                -------      -------      -------
                                                                 19,225       29,693       26,267
                                                                -------      -------      -------
Deferred (credit):
  Federal...................................................     (1,101)        (210)      (1,186)
  Foreign...................................................       (569)        (486)          73
  State.....................................................       (311)         (67)          44
                                                                -------      -------      -------
                                                                 (1,981)        (763)      (1,069)
                                                                -------      -------      -------
Total.......................................................    $17,244      $28,930      $25,198
                                                                =======      =======      =======

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

     Pre-tax income consists of the following:

                                                                       YEAR ENDED JULY 31,
                                                                ---------------------------------
                                                                 2001         2000         1999
                                                                 ----         ----         ----
                                                                     (DOLLARS IN THOUSANDS)
United States...............................................    $17,957      $42,085      $42,180
Foreign.....................................................     26,833       34,046       22,602
                                                                -------      -------      -------
          Total.............................................    $44,790      $76,131      $64,782
                                                                =======      =======      =======

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The approximate tax effects of temporary differences are as follows:

                                                                          JULY 31, 2001
                                                                ---------------------------------
                                                                ASSETS     LIABILITIES     TOTAL
                                                                ------     -----------     -----
                                                                     (DOLLARS IN THOUSANDS)
Inventories.................................................    $ 2,445                   $ 2,445
Prepaid catalog costs.......................................                 $(1,709)      (1,709)
Employee benefits...........................................      4,847         (411)       4,436
Allowance for doubtful accounts.............................        351                       351
Other, net..................................................      3,367                     3,367
                                                                -------      -------      -------
          Current...........................................     11,010       (2,120)       8,890
Excess of tax over book depreciation........................                  (2,416)      (2,416)
Deferred compensation.......................................      6,530                     6,530
Postretirement benefits.....................................      4,449                     4,449
Currency translation adjustment.............................      7,517                     7,517
Tax loss carryforwards......................................      3,833                     3,833
Less valuation allowance....................................     (3,717)                   (3,717)
Other, net..................................................      1,881       (2,766)        (885)
                                                                -------      -------      -------
          Noncurrent........................................     20,493       (5,182)      15,311
                                                                -------      -------      -------
          Total.............................................    $31,503      $(7,302)     $24,201
                                                                =======      =======      =======

                                                                          JULY 31, 2000
                                                                ---------------------------------
                                                                ASSETS     LIABILITIES     TOTAL
                                                                ------     -----------     -----
                                                                     (DOLLARS IN THOUSANDS)
Inventories.................................................    $ 2,473                   $ 2,473
Prepaid catalog costs.......................................                 $(1,018)      (1,018)
Employee benefits...........................................         57         (219)        (162)
Allowance for doubtful accounts.............................        498                       498
Other, net..................................................      4,573           95        4,668
                                                                -------      -------      -------
          Current...........................................      7,601       (1,142)       6,459
Excess of tax over book depreciation........................                  (2,217)      (2,217)
Deferred compensation.......................................      6,421                     6,421
Postretirement benefits.....................................      4,137                     4,137
Currency translation adjustment.............................      4,374                     4,374
Tax loss carryforwards......................................      3,049                     3,049
Less valuation allowance....................................     (3,049)                   (3,049)
Other, net..................................................      2,458       (2,837)        (379)
                                                                -------      -------      -------
          Noncurrent........................................     17,390       (5,054)      12,336
                                                                -------      -------      -------
          Total.............................................    $24,991      $(6,196)     $18,795
                                                                =======      =======      =======

     The net change in the valuation allowance was $663,000, $(229,000) and $(1,371,000) in fiscal 2001, 2000 and 1999, respectively.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

                                                                       YEAR ENDED JULY 31,
                                                                ---------------------------------
                                                                 2001         2000         1999
                                                                 ----         ----         ----
                                                                     (DOLLARS IN THOUSANDS)
Tax at statutory rate.......................................    $15,676      $26,645      $22,674
State income taxes, net of federal tax benefit..............        751        1,566        1,204
International losses with no related tax benefits...........      1,071        1,408        1,296
International rate differential.............................      2,127          271          986
Rate variances arising from foreign subsidiary
  distributions.............................................     (2,860)      (1,525)      (1,481)
Other, net..................................................        479          565          516
                                                                -------      -------      -------
Total income tax provision..................................    $17,244      $28,930      $25,195
                                                                =======      =======      =======
Effective tax rate..........................................       38.5%        38.0%        38.9%
                                                                =======      =======      =======

     The Company's policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

     The cumulative undistributed earnings of such companies at July 31, 2001 amounted to approximately $63,413,000. If all such undistributed earnings were remitted, no additional provision for foreign income taxes would be required.

5. LONG-TERM OBLIGATIONS

     On September 23, 1999, the Company entered into a $150,000,000 multicurrency revolving loan agreement with a group of six banks, which expires on September 23, 2004. On January 31, 2000, the multicurrency revolving loan was amended, increasing the amount available to $200,000,000. Under the agreement, the Company has the option to elect to have interest rates determined based upon the prime rate at PNC Bank N.A. plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants, the Company has obtained waivers for instances of non-compliance through July 31, 2001. Future borrowings could be limited by the Company's ability to maintain, waive or modify the financial covenants.

     Long-term obligations consists of the following:

                                                                     JULY 31,
                                                                -------------------
                                                                 2001        2000
                                                                 ----        ----
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
Revolving loan agreement....................................                $ 8,000
Capital lease on building, term 7/1/00-6/30/10..............    $3,487        3,276
6.25% Industrial Development Revenue Bonds payable on
  December 1, 2001..........................................     1,000        1,000
Other.......................................................     1,067           11
                                                                ------      -------
                                                                 5,554       12,287
Less current maturities.....................................     1,410        8,130
                                                                ------      -------
                                                                $4,144      $ 4,157
                                                                ======      =======

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Industrial Development Revenue Bonds are collateralized by first mortgages on certain property with a net carrying amount of approximately $3,951,000 at July 31, 2001. The carrying value of the Company's long-term obligations approximates fair value.

     Maturities on long-term debt are as follows:

YEAR ENDING JULY 31,
--------------------                                          (DOLLARS IN THOUSANDS)
2002........................................................          $1,410
2003........................................................             330
2004........................................................             289
2005........................................................             289
2006........................................................             287
Thereafter..................................................           2,949

6. STOCKHOLDERS' INVESTMENT

     Information as to the Company's capital stock at July 31, 2001 is as follows:

                                                               SHARES        SHARES
                                                             AUTHORIZED      ISSUED     AMOUNT
                                                             ----------      ------     ------
                                                                  (DOLLARS IN THOUSANDS)
Preferred Stock, $.01 par value............................    5,000,000
Cumulative Preferred Stock:
  6% Cumulative............................................        5,000        3,984   $  399
  1972 Series..............................................       10,000        2,600      260
  1979 Series..............................................       30,000       21,693    2,196
                                                                                        ------
                                                                                        $2,855
                                                                                        ======
Common Stock, $.01 par value:
  Class A Nonvoting........................................  100,000,000   21,149,551   $  211
  Class B Voting...........................................   10,000,000    1,769,314       18
                                                                                        ------
                                                                                        $  229
                                                                                        ======

     Each share of $100 par value Cumulative Preferred Stock is entitled to receive cumulative cash dividends of $6 a share, and may be redeemed, under certain circumstances, by the Company at par value plus accrued dividends plus a premium of 6% of the par value. Shares that are held by the initial holder thereof, are subject to redemption only if the holder consents.

     Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.0333 per share. Thereafter, any further dividend in that fiscal year must be paid on each share of Class A Common Stock and Class B Common Stock on an equal basis.

     Holders of the Class A Common Stock are not entitled to any vote on corporate matters, unless, in each of the three preceding fiscal years, the $.0333 preferential dividend described above has not been paid in full. Holders of the Class A Common Stock are entitled to one vote per share for the entire fiscal year immediately following the third consecutive fiscal year in which the preferential dividend is not paid in full. Holders of Class B Common Stock are entitled to one vote per share for the election of directors and for all other purposes.

     Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Cumulative Preferred Stock, holders of the Class A Common Stock are entitled to receive the sum

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of $1.67 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $1.67 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.

     The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.

     The following is a summary of other activity in stockholders' investment for the years ended July 31, 1999, 2000 and 2001:

                                                       UNEARNED                      SHARES HELD
                                                      RESTRICTED      DEFERRED         IN RABBI
                                                        STOCK       COMPENSATION    TRUST, AT COST     TOTAL
                                                      ----------    ------------    --------------     -----
                                                                      (DOLLARS IN THOUSANDS)
Balances July 31, 1998............................     $(3,024)       $12,037          $(12,037)      $(3,024)
Distribution of 59,953 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan......................                     (1,814)            1,814
Purchase of 44,865 shares of Class A Common Stock
  purchased by the Rabbi Trust related to deferred
  compensation plan...............................                      1,008            (1,008)
Amortization of restricted stock..................         693                                            693
                                                       -------        -------          --------       -------
Balances July 31, 1999............................     $(2,331)       $11,231          $(11,231)      $(2,331)
                                                       =======        =======          ========       =======
Distribution of 10,682 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan......................                       (296)              296
Purchase of 59,278 shares of Class A Common Stock
  purchased by the Rabbi Trust related to deferred
  compensation plan...............................                      1,837            (1,837)
Amortization of restricted stock..................         694                                            694
                                                       -------        -------          --------       -------
Balances July 31, 2000............................     $(1,637)       $12,772          $(12,772)      $(1,637)
                                                       =======        =======          ========       =======
Distribution of 13,608 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan......................                       (407)              407
Purchase of 60,101 shares of Class A Common Stock
  purchased by the Rabbi Trust related to deferred
  compensation plan...............................                      1,906            (1,906)
Amortization of restricted stock..................         695                                            695
                                                       -------        -------          --------       -------
Balances July 31, 2001............................     $  (942)       $14,271          $(14,271)      $  (942)
                                                       =======        =======          ========       =======

     The Company's Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 1,500,000 and 2,125,000 shares of Class A Nonvoting Common Stock for issuance under the 1989 and 1997 Plans, respectively. Options granted prior to 1992 become exercisable once the employees have been continuously employed for six months after the grant date. Generally, options granted in 1992 and thereafter will not be exercisable until one year after the date of grant, will be exercisable thereafter to the extent of one-third per year and have a maximum term of ten years.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Changes in the Options are as follows:

                                                                                               WEIGHTED
                                                                                  OPTIONS      EXERCISE
                                                              OPTION PRICE      OUTSTANDING    AVERAGE
                                                              ------------      -----------    --------
Balance, July 31, 1998...................................    $ 6.83 - $34.00     1,640,021      $22.79
Options granted..........................................     19.19 -  24.25       351,400       19.56
Options exercised........................................      6.83 -  31.38      (117,526)      16.00
Options cancelled........................................     12.17 -  34.00       (73,461)      26.63
                                                                                 ---------
Balance, July 31, 1999...................................      6.83 -  34.00     1,800,434       22.45
                                                                                 ---------
Options granted..........................................     30.56 -  33.75       318,733       31.19
Options exercised........................................      6.83 -  31.38      (126,474)      19.17
Options cancelled........................................     19.19 -  34.00       (43,902)      26.17
                                                                                 ---------
Balance, July 31, 2000...................................      6.83 -  34.00     1,948,791       24.01
                                                                                 ---------
Options granted..........................................     28.32 -  32.88       386,633       28.92
Options exercised........................................      6.83 -  31.38      (185,336)      19.66
Options cancelled........................................     19.19 -  34.00       (31,016)      26.76
                                                                                 ---------
Balance, July 31, 2001...................................    $ 6.83 - $34.00     2,119,072      $25.24
                                                                                 =========
Available for grant after July 31, 2001..................                          277,565

     Options exercisable at July 31, 2001, 2000 and 1999 were 859,770, 809,575 and 721,187, respectively.

     The following table summarizes information about stock options outstanding at July 31, 2001:

                              OPTIONS OUTSTANDING
                      ------------------------------------    OPTIONS EXERCISABLE
                                     WEIGHTED                ----------------------
                        SHARES        AVERAGE     WEIGHTED     SHARES      WEIGHTED
                      OUTSTANDING    REMAINING    AVERAGE    EXERCISABLE   AVERAGE
   RANGE OF           AT JULY 31,   CONTRACTUAL   EXERCISE   AT JULY 31,   EXERCISE
EXERCISE PRICES          2001       LIFE-YEARS     PRICE        2001        PRICE
---------------       -----------   -----------   --------   -----------   --------
$ 6.83 - $15.00          103,551         2.3       $13.75      103,551      $13.75
 15.01 -  25.00          997,888         6.0        21.99      341,160       20.24
 25.01 -  34.00        1,017,633         7.7        29.60      415,059       29.28
                       ---------                               -------
$ 6.83 - $34.00        2,119,072         6.6       $25.24      859,770      $23.82
                       =========                               =======

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires certain disclosures, including pro forma net income and net income per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has decided to adopt SFAS No. 123 through disclosure with respect to employee stock-based compensation.

     If the Company had elected to recognize compensation cost for the Stock Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:

                                                                 2001       2000       1999
                                                                 ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
Net Income:
  As Reported...............................................    $27,546    $47,201    $39,584
  Pro Forma.................................................     25,393     45,289     37,972
Net Income per Class A Common Share -- Diluted:
  As Reported...............................................    $  1.18    $  2.05    $  1.73
  Pro Forma.................................................       1.09       1.96       1.66

     The fair value of stock options used to compute pro forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions for fiscal years 2001, 2000 and 1999 as follows:

                                                                2001           2000           1999
                                                                ----           ----           ----
Risk-free interest rate.....................................        5.5%           5.9%           6.2%
Expected volatility.........................................       36.5%          39.6%          37.8%
Dividend yield..............................................        2.1%           2.3%           2.4%
Expected option life........................................  3.6 years      3.8 years      4.1 years

     The weighted average fair value of stock options granted during fiscal 2001 was $8.69.

7. SEGMENT INFORMATION

     Brady Corporation's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes or channels to market.

     Brady Corporation has three reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics Group and the Direct Marketing Group.

     The Identification Solutions & Specialty Tape Group consists of Identification Solutions, Brady AIDC Software & Services, and Precision Die-cut Products and Custom Coated Products. Identification Solutions develops, manufactures and sells wire and cable markings, high performance labels, printing systems, and packaged software mainly to the electrical, electronic, telecommunications, automotive and general industrial markets. Brady AIDC Software & Services is focused on the Automatic Identification and Data Collection market and its solutions consist of high performance labels and labeling systems tied together with barcode design and print software, data collection equipment, inventory services, application engineering and integration services. Precision Die-cut Products manufactures custom die-cut parts and specialty tapes. Die cut materials are engineered to provide improved functionality and easier assembly of electronic products such as phones, pagers and disk drives. Specialty tapes are used by audio and video tape duplicators. Custom Coated Products develops and coats specialty material on a wide variety of substrates such as polyester, polyimide, cloth, metal and paper. Coatings include custom adhesive systems as well as high-performance topcoatings. These materials are sold in bulk form or as converted products through other Brady units.

     The Graphics Group consists primarily of Signmark(R) and Varitronics. Signmark(R) manufactures and sells signs, labels and devices to meet government safety requirements; printers and accessories for do-it-yourself industrial signage and labels; regulatory training programs and products; and barricade tape, accident-prevention tags and other visual warning systems. Varitronics produces and markets printing systems including lettering and labeling systems, poster printers, and supplies and laminating equipment. Pulp and paper,

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

chemical, electrical, transportation and other manufacturing markets as well as government, education and construction markets are some of those served by this group.

     The Direct Marketing Group engages in direct selling to end users via direct-mail catalogs, telemarketing and the Internet. Its products include more than 50,000 products including signs, property identification tags, hazardous materials and regulatory training programs and products, and office accessories. The Direct Marketing Group serves manufacturing markets as well as construction, wholesale trade, finance, insurance, government, education and healthcare.

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including administrative costs, interest, amortization of goodwill, exchange gain or loss and nonrecurring items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's interior measure of profit or loss changed in fiscal 2001 to support the move to a global process organization. This change excludes administrative expenses from the segment's measure of profit or loss. The prior year has been reclassified to reflect this change. Assets at corporate consist principally of cash, net deferred income tax assets and property.

     Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation.

                                        IDENTIFICATION                            CORPORATE
                                          SOLUTIONS &                 DIRECT         AND
                                        SPECIALTY TAPES   GRAPHICS   MARKETING   ELIMINATIONS    TOTALS
                                        ---------------   --------   ---------   ------------    ------
                                                             (DOLLARS IN THOUSANDS)
Year ended July 31, 2001:
  Revenues from external customers....     $253,651       $125,311   $166,982                   $545,944
  Intersegment revenues...............        2,674          4,327      2,004      $ (9,005)
  Depreciation and amortization
     expense..........................       13,425          4,007      2,292         2,922       22,646
  Profit (loss).......................       50,398         29,055     47,413        (1,917)     124,949
  Assets..............................      161,638         70,230     52,918       107,690      392,476
  Expenditures for property, plant and
     equipment........................        7,597          3,547      1,961         7,665       20,770
Year ended July 31, 2000:
  Revenues from external customers....     $253,812       $127,438   $169,414                   $550,664
  Intersegment revenues...............        2,184          4,044        997      $  7,225
  Depreciation and amortization
     expense..........................       10,509          3,725      2,138         1,461       17,833
  Profit (loss).......................       67,209         29,207     44,716        (3,706)     137,426
  Assets..............................      165,127         73,271     52,155       107,581      398,134
  Expenditures for property, plant and
     equipment........................        6,845          1,325      3,292        11,162       22,624
Year ended July 31, 1999:
  Revenues from external customers....     $194,455       $122,775   $161,795                   $479,025
  Intersegment revenues...............        3,042          1,982        865      $ (5,889)
  Depreciation and amortization
     expense..........................        8,942          3,019      1,896         1,292       15,149
  Profit (loss).......................       47,604         28,417     43,952        (3,470)     116,503
  Assets..............................      121,487         78,459     48,463       102,711      351,120
  Expenditures for property, plant and
     equipment........................        5,575          2,017      1,462           835        9,889

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      YEAR ENDED JULY 31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
                                                                     (DOLLARS IN THOUSANDS)
Profit reconciliation:
  Total profit or loss for reportable segments..............    $126,866    $141,132    $119,973
  Corporate and eliminations................................      (1,917)     (3,706)     (3,470)
  Unallocated amounts:
     Administrative costs...................................     (59,794)    (58,879)    (44,543)
     Goodwill amortization..................................      (6,119)     (5,618)     (3,416)
     Interest-net...........................................       1,128       1,857       1,975
     Foreign exchange.......................................      (1,115)     (1,779)       (975)
     Nonrecurring (charge) credit...........................      (9,560)                    611
     Other..................................................      (4,699)      3,124      (5,373)
                                                                --------    --------    --------
          Income before income taxes........................    $ 44,790    $ 76,131    $ 64,782
                                                                ========    ========    ========

                                               REVENUES*                      LONG-LIVED ASSETS**
                                          YEAR ENDED JULY 31,                 YEAR ENDED JULY 31,
                                    --------------------------------    --------------------------------
                                      2001        2000        1999        2001        2000        1999
                                      ----        ----        ----        ----        ----        ----
                                                           (DOLLARS IN THOUSANDS)
Geographic information:
  United States.................    $341,379    $343,596    $297,037    $127,632    $129,080    $ 85,650
  Europe........................     156,115     162,702     151,883      40,648      37,232      39,332
  Other foreign.................      84,112      81,258      61,703      13,198      14,626      14,535
  Eliminations..................     (35,662)    (36,892)    (31,598)
                                    --------    --------    --------    --------    --------    --------
          Consolidated total....    $545,944    $550,664    $479,025    $181,478    $180,938    $139,517
                                    ========    ========    ========    ========    ========    ========

-------------------------

 * Revenues are attributed based on country of origin.

** Long-lived assets consist primarily of property, plant, and equipment and goodwill.

8. NET INCOME PER COMMON SHARE

     Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 22,824,398 for 2001, 22,669,854 for 2000 and 22,537,393 for 1999. The
preferential dividend on the Class A Common Stock of $.0333 per share has been added to the net income per Class A Common Share for all years presented.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                        FISCAL 2001   FISCAL 2000   FISCAL 1999
                                                        -----------   -----------   -----------
Numerator:
  Net income..........................................  $27,546,000   $47,201,000   $39,584,000
  Less: Preferred stock dividends.....................     (259,134)     (259,134)     (259,134)
                                                        -----------   -----------   -----------
Numerator for basic and diluted Class A net income per
  share...............................................   27,286,866    46,941,866    39,324,866
Less:
  Preferential dividends..............................     (698,631)     (694,492)     (690,541)
  Preferential dividends on dilutive stock options....       (8,555)      (10,410)       (2,739)
                                                        -----------   -----------   -----------
Numerator for basic and diluted Class B net income per
  share...............................................  $26,579,680   $46,236,964   $38,631,586
                                                        ===========   ===========   ===========
Denominator:
  Denominator for basic net income per share for both
     Class A and B....................................   22,824,398    22,669,854    22,537,393
  Plus: Effect of dilutive stock options..............      282,831       263,345       145,577
                                                        -----------   -----------   -----------
  Denominator for diluted net income per share for
     both Class A and B...............................   23,107,229    22,933,199    22,682,970
                                                        ===========   ===========   ===========
Class A common stock net income per share calculation:
  Basic...............................................  $      1.20   $      2.07   $      1.74
  Diluted.............................................         1.18          2.05          1.73
Class B common stock net income per share calculation:
  Basic...............................................  $      1.17   $      2.04   $      1.71
  Diluted.............................................         1.15          2.02          1.70

     Options to purchase 95,050, 264,167 and 446,168 shares of Class A common stock were not included in the computations of diluted net income per share for the fiscal years 2001, 2000 and 1999, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9. COMMITMENTS

     The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations was $8,822,000 for 2001; $9,293,000 for 2000 and $8,884,000 for 1999. Future minimum lease payments required under such leases in effect at July 31, 2001, are as follows (by fiscal year, dollars in thousands):

2002........................................................  $ 8,934,000
2003........................................................    5,780,000
2004........................................................    3,446,000
2005........................................................    1,168,000
2006........................................................    1,029,000
Thereafter..................................................    3,519,000
                                                              -----------
                                                              $23,876,000
                                                              ===========

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. NONRECURRING AND ONE-TIME CHARGES

     In July 2001, the Company recorded a nonrecurring charge of $9,560,000 ($5,879,000 after tax, $0.26 per share) in fiscal 2001 related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The $9,560,000 charge includes a provision for severance of approximately $5,700,000, write-off or impairment of assets (primarily buildings) of approximately $2,750,000 and $1,110,000 of other costs associated with the restructuring efforts. Other costs primarily include lease cancellation costs associated with the facilities consolidation. The workforce reduction of approximately 175 people was essentially completed in August 2001. Total cash expenditures in connection with these actions will approximate $6,800,000, of which, approximately $350,000 was paid prior to July 31, 2001. The cost savings resulting from this plan are expected to be recognized beginning in fiscal 2002. Fiscal 1999 included a $611,000 credit for adjusting the severance costs associated with a workforce reduction in 1998.

11. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                          QUARTERS
                                          -----------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH     TOTAL
                                           -----      ------     -----      ------     -----
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Net Sales...............................  $146,818   $135,965   $136,881   $126,280   $545,944
Gross Margin............................    80,571     71,855     72,583     63,622    288,631
Operating Income........................    18,412     14,056     16,493     (4,439)    44,522
Net Income..............................    11,419      8,622     10,159     (2,654)    27,546
Net Income Per Class A Common Share:
  Basic.................................  $   0.50   $   0.38   $   0.44   $  (0.12)  $   1.20
  Diluted...............................      0.49       0.37       0.44      (0.12)      1.18
2000
Net Sales...............................  $127,676   $131,387   $145,271   $146,330   $550,644
Gross Margin............................    71,205     72,711     81,146     80,004    305,066
Operating Income........................    19,778     15,379     19,102     15,032     69,291
Net Income..............................    12,367      9,832     11,729     13,273     47,201
Net Income Per Class A Common Share:
  Basic.................................  $   0.54   $   0.43   $   0.51   $   0.59   $   2.07
  Diluted...............................      0.54       0.43       0.51       0.57       2.05

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               NAME                   AGE                              TITLE
               ----                   ---                              -----
Katherine M. Hudson...............    54     President, CEO and Director
Richard L. Fisk...................    57     Vice President, Direct Marketing Group
David R. Hawke....................    47     Vice President, Graphics Group
Frank M. Jaehnert.................    44     Vice President & Chief Financial Officer
                                             Vice President, Identification Solutions & Specialty Tapes
David W. Schroeder................    46     Group
Conrad G. Goodkind................    57     Secretary
Peter J. Lettenberger.............    64     Director
Robert C. Buchanan................    61     Director
Roger D. Peirce...................    64     Director
Richard A. Bemis..................    60     Director
Dr. Frank W. Harris...............    59     Director
Gary E. Nei.......................    57     Director
Mary K. Bush......................    53     Director
Frank R. Jarc.....................    59     Director

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

     RICHARD L. FISK -- Mr. Fisk joined the Company in 1979 and was appointed to his present position in August 1987. He previously served as General Manager of Seton Name Plate Co., a wholly owned subsidiary of the Company. Effective August 1, 2001, Mr. Fisk was appointed to Senior Vice President -- Strategic Development. He serves as a Director of Demco, Inc., Madison, Wisconsin, National Business Furniture, Milwaukee, Wisconsin and Medical Arts Press, Minneapolis, Minnesota.

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

     CONRAD G. GOODKIND -- Mr. Goodkind was elected Secretary of the Company in November 1999. He is a partner of Quarles & Brady, general counsel to the Company, which he joined in 1979.

     PETER J. LETTENBERGER -- Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is a member of the Company's Finance and Corporate Governance Committees. He is a partner of Quarles & Brady, general counsel to the Company, which he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

                                      III-1

     ROBERT C. BUCHANAN -- Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company's Finance Committee and chairs its Corporate Governance Committee. Mr. Buchanan is President of Fox Valley Corporation, a manufacturer of specialty papers in Appleton, Wisconsin, having assumed that position November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee.

     ROGER D. PEIRCE -- Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce has been a member of the Compensation Committee of the Company since September 1988, and its chairman since November 1996, and is a member of its Corporate Governance and Finance Committees. Mr. Peirce is a private investor and consultant and is a director and secretary/treasurer of The Jor-Mac Company, Inc., a manufacturer of metal products in Grafton, Wisconsin. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

     RICHARD A. BEMIS -- Mr. Bemis has been a Director of the Company since January 1990 and a member of its Compensation Committee since March 1990, and is a member of its Technology Committee. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

     FRANK W. HARRIS -- Dr. Harris has been a Director of the Company since November 1991, a member of its Audit Committee since May 1999, and is chair of its Technology Committee. Dr. Harris is a Distinguished Professor of Polymer Science and Biomedical Engineering in the Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

     GARY E. NEI -- Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company's Technology Committee and chair of its Finance Committee. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin. He is also a director of Bone Care International, Inc., a pharmaceutical company in Madison, Wisconsin.

     MARY K. BUSH -- Ms. Bush was elected to the Board of Directors on May 15, 2000. Ms. Bush is president of Bush & Company, Washington, D.C., an international financial advisory firm. She serves on the Audit Committee. Ms. Bush is also a director of Mortgage Guarantee Insurance Corp., R.J. Reynolds Tobacco Holdings, Inc, MasTec Inc., Sallie Mae and the Board of Trustees of the Pioneer Funds. Former Boards include Texaco, Inc. and Nations Bank Trust Company.

     FRANK R. JARC -- Mr. Jarc was elected to the Board of Directors on May 15, 2000. Mr. Jarc is a consultant specializing in corporate development and international acquisitions, and the former senior vice president of corporate development at Office Depot, an operator of office supply superstores. He is chair of the Company's Audit Committee and serves on the Compensation Committee.

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

                                      III-2

ITEM 11 EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 2001, to those persons who, as of the end of fiscal 2001, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                ANNUAL COMPENSATION                     AWARDS
                                  -----------------------------------------------    -------------
                                                                     OTHER ANNUAL                       ALL OTHER
                                  FISCAL      SALARY       BONUS     COMPENSATION     OPTIONS/SAR     COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR        ($)        ($)(1)        ($)(2)       (# OF SHARES)       ($)(3)
---------------------------       ------      ------      ------     ------------    -------------    ------------
K. M. Hudson..................     2001      497,231            0       3,238           35,000            95,063(4)
President & Chief                  2000      470,308      535,963       6,913           82,000            58,059(4)
Executive Officer                  1999      441,577      529,892       4,950           34,000            47,589(4)
R. L. Fisk....................     2001      277,922            0       3,864           13,000           283,374(5)
Vice President,                    2000      265,962      206,652       4,668           12,500           241,562(5)
Direct Marketing Group             1999      253,654      228,289       3,235           12,500           231,903(5)
D. W. Schroeder...............     2001      289,385            0       6,204           13,000            21,849
Vice President,                    2000      255,962      238,659       5,631           12,500             6,699
ISST Group                         1999      243,573      219,216       5,908           12,500            13,549
D.R. Hawke....................     2001      258,384            0       6,644           13,000            18,450
Vice President,                    2000      245,961      191,112       4,790           12,500             6,735
Graphics Group                     1999      233,654      210,289       5,191           12,500            13,219
F.M. Jaehnert.................     2001      236,154            0       5,561           10,000            16,893
Vice President &                   2000      213,269      165,710       5,558            8,600             8,931
Chief Financial Officer            1999      190,962      171,866       6,835           83,000            13,280

-------------------------

(1) Reflects bonus earned during the listed fiscal year, which was paid during the next fiscal year.

(2) The amounts shown represent costs to the Company for expenses associated with the use of a company car.

(3) All other compensation for fiscal 2001 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan and the Company's Restoration Plan for each named executive officer of $44,165, $19,411, $21,063, $17,731, and $16,449, respectively and (ii) the cost of group term life insurance for each named executive officer of $1,572, $2,180, $786, $718 and $444, respectively.

    All other compensation for fiscal 2000 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan for each named executive officer of $9,600, $5,915, $5,946, $5,977 and $8,580 respectively and (ii)
    the cost of group term life insurance for each named executive officer of $1,485, $2,286, $753, $758 and $351, respectively.

    All other compensation for fiscal 1999 for Mrs. Hudson, and Messrs. Fisk, Schroeder, Hawke and Jaehnert, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan for each named executive officer of $12,800, $12,262, $12,800, $12,323 and $12,800 respectively and
    (ii) the cost of group term life insurance for each named executive officer of $3,434, $2,642, $749, $896 and $480, respectively.

(4) Fiscal 2001 includes $49,326 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 2000 includes $46,974 accrued, but not paid, for the that year's portion of the SERP. Fiscal 1999 includes $31,355 accrued, but not paid, for that year's portion of the SERP.

                                      III-3

(5) Fiscal 2001 includes $261,784 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 2000 includes $233,360 accrued, but not paid, for the that year's portion of the SERP. Fiscal 1999 includes $217,000 accrued, but not paid, for that year's portion of a SERP.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 2001 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2001. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 2001

                               INDIVIDUAL GRANTS

                                                           % OF TOTAL
                                                            OPTIONS
                                                           GRANTED TO
                                              OPTIONS      EMPLOYEES        EXERCISE
                                            GRANTED (#)    IN FISCAL     PRICE ($/SHARE)
                  NAME                          (1)           2001             (2)          EXPIRATION DATE
                  ----                      -----------    ----------    ---------------    ---------------
K.M. Hudson.............................      35,000          9.4%           28.3150        October 24, 2010
R.L. Fisk...............................      13,000          3.5%           28.3150        October 24, 2010
D.W. Schroeder..........................      13,000          3.5%           28.3150        October 24, 2010
D.R. Hawke..............................      13,000          3.5%           28.3150        October 24, 2010
F.M. Jaehnert...........................      10,000          2.7%           28.3150        October 24, 2010

                                                              POTENTIAL REALIZABLE VALUE AT ASSUMED RATES
                                                                    OF STOCK PRICE APPRECIATION (3)
                                                             ---------------------------------------------
                                                             $28.3150        $46.1200           $73.44
                          NAME                                 0%($)         5%($)(6)         10%($)(6)
                          ----                               --------        --------         ---------
K.M. Hudson..............................................        0              623,175         1,579,375
R.L. Fisk................................................        0              231,465           586,625
D.W. Schroeder...........................................        0              231,465           586,625
D.R. Hawke...............................................        0              231,465           586,625
F.M. Jaehnert............................................        0              178,050           451,250
All Stockholders' Gains (increase in market value of Brady Corporation
  Common Stock at assumed rates of stock price appreciation)(4)(6)....     $373,536,401      $946,690,822
All Optionees' Gains (as a percent of all shareholders'
  gains)(5)(6)........................................................            1.82%             1.82%

-------------------------
(1) The options granted October 24, 2000, become exercisable as follows: 33 1/3% of the shares on October 24, 2001; 33 1/3% of the shares on October 24, 2002; and 33 1/3% of the shares on October 24, 2003. These options have a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten-year option term.

(4) Calculated from the $28.3150 exercise price applicable to the options granted on October 24, 2000 and based on the 20,979,298 shares of Class A Common Stock outstanding on October 24, 2000.

(5) Represents potential realizable value for all options granted in fiscal 2001 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                                      III-4

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                   AND VALUE OF OPTIONS AT END OF FISCAL 2001

                                                                                  NUMBER OF UNEXERCISED
                                                                                        OPTIONS AT
                                                      SHARES                          JULY 31, 2001
                                                    ACQUIRED ON     VALUE      ----------------------------
                                                     EXERCISE      REALIZED    EXERCISABLE    UNEXERCISABLE
                       NAME                             (#)          ($)           (#)             (#)
                       ----                         -----------    --------    -----------    -------------
K.M. Hudson.......................................         0             0       228,334         317,666
R.L. Fisk.........................................    26,000       214,342        20,500         125,500
D.W. Schroeder....................................     6,000       136,660        59,000         125,500
D.R. Hawke........................................     6,750       146,892        52,250         125,500
F.M. Jaehnert.....................................         0             0        24,700          93,400

                                                                    VALUE OF UNEXERCISED
                                                                  IN-THE-MONEY OPTIONS AT
                                                                      JULY 31, 2001(1)
                                                                ----------------------------
                                                                EXERCISABLE    UNEXERCISABLE
                            NAME                                    ($)             ($)
                            ----                                -----------    -------------
K.M. Hudson.................................................     3,216,798       2,620,627
R.L. Fisk...................................................       167,982       1,233,248
D.W. Schroeder..............................................       741,337       1,233,248
D.R. Hawke..................................................       592,018       1,233,248
F.M. Jaehnert...............................................       226,122       1,182,307

-------------------------

(1) Represents the closing price for the Company's Class A Common Stock on July 31, 2001, of $34.4500 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1996, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index, the Russell 2000 Index and the New York Stock Exchange (NYSE) Composite Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
                   BRADY CORPORATION VERSUS PUBLISHED INDICES
                        (S&P 500, RUSSELL 2000 AND NYSE)
                          FISCAL YEAR ENDING JULY 31,

                              [PERFORMANCE GRAPH]

                                               BRADY                 S&P 500              RUSSELL 2000               NYSE
                                               -----                 -------              ------------               ----
F96                                            100.00                 100.00                 100.00                 100.00
F97                                            139.00                 149.00                 131.00                 144.00
F98                                             99.00                 175.00                 133.00                 165.00
F99                                            169.00                 208.00                 141.00                 183.00
F00                                            151.00                 224.00                 158.00                 187.00
F01                                            173.00                 189.00                 153.00                 180.00

--------------------------------------------------------------------------------------------------------------
                                          1996        1997        1998        1999        2000        2001
--------------------------------------------------------------------------------------------------------------
 Brady                                    $100        $139        $ 99        $169        $151        $173
--------------------------------------------------------------------------------------------------------------
 S&P 500                                  $100        $149        $175        $208        $224        $189
--------------------------------------------------------------------------------------------------------------
 RUSSELL 2000                             $100        $131        $133        $141        $158        $153
--------------------------------------------------------------------------------------------------------------
 NYSE Composite                           $100        $144        $165        $183        $187        $180
--------------------------------------------------------------------------------------------------------------

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

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In January, 2001, the Board approved new Change in Control Agreements for certain of its executive officers including Mrs. Hudson, Messrs. Fisk, Schroeder, Hawke and Jaehnert. The agreements call for payment of an amount equal to three times the annual salary and bonus for Mrs. Hudson and two times the annual salary and bonus for Messrs. Fisk, Schroeder, Hawke, and Jaehnert in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed

                                      III-6
and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over three years for Mrs. Hudson and two years for Messrs. Fisk, Schroeder, Hawke and Jaehnert.

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

     The Company is required to pay Mr. Fisk the balance in the account over a ten-year period beginning on August 1 of the year following his termination of employment with the Company. The first payment, and the nine succeeding payments, will equal one-tenth of the balance in the account. Succeeding payments will include interest credited to the account in the interim. The Company may make payments in some other manner provided the payments are neither smaller nor extend beyond such ten year period.

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

     The Company is required to pay Mrs. Hudson the balance in the account over a ten-year period beginning January 2009. The first payment will be one-tenth of the balance in the account; the second one-ninth; and so on.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2001, the Board's Compensation Committee was composed of Messrs. Bemis, Jarc and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

MONEY PURCHASE AND 401(k) PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase ("Brady Corporation Funded Retirement Plan") and Employee 401K Plan (the "Brady Corporation Matched 401(k) Plan"). Under this plan the Company agrees to contribute certain amounts to the Brady Corporation Matched 401(k) Plan. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the Brady Corporation Matched 401(k) Plan by the Company and matched by an additional, equal contribution by the Company. Participants may
                                      III-7
also elect to have up to another 8% of their eligible earnings contributed to the Brady Corporation Matched 401(k) Plan (without an additional matching contribution by the Company). The assets of the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed in several investment funds as permitted by the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses. Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the Brady Corporation Matched 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the Brady Corporation Matched 401(k) Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested after three years of service.

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

                                      III-8

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for considering and approving compensation arrangements for senior management of the Company, including the Company's executive officers and the chief executive officer. It is the philosophy of the Committee to establish a total executive compensation program, which is competitive with a broad range of companies that it considers to be of comparable size and complexity.

     The primary components of the Company's executive compensation program are
(i) base salary, (ii) annual shareholder value enhancement plan cash bonuses and
(iii) long term incentive compensation in the form of stock options and/or restricted stock. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. Decisions made by the Committee relating to the base salary compensation of the Chief Executive Officer are reviewed and approved by the full Board of Directors.

     THE COMMITTEE BELIEVES THAT:

     -- The Company's pay levels are appropriately targeted to attract and retain key executives;

     -- The Company's incentive plan provides strong incentives for management to increase shareholder value; and

     -- The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

  Base Salary

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the average base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2001, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

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

  Compensation of the Chief Executive Officer

     Mrs. Hudson received $497,231 in base salary in fiscal 2001, an increase of 5.7% from the prior year's base salary. She was not paid a bonus attributable to fiscal 2001, a decrease of 100%, or $535,963, from the prior year's bonus. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

(i) an increase of 13.2%, from $30.44 to $34.45, in the Company's stock price, a decrease of 26.9%, or $12,279,000, in profits (after removing the effects of the nonrecurring items) and a decrease 0.9% in sales over similar amounts from the prior year

(ii) the successful acquisitions of Balkhausen GmbH and Eset, GmbH this year and the integration of last year's acquisitions of certain assets of Champion America, Inc., Data Recognition, Inc. and Imtec, Inc.

(iii) continued improvement in asset utilization (a 10.5% decrease in inventory and accounts receivable)

(iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth

(v)     continued improvement in intercompany teamwork.

     During fiscal 2001, Mrs. Hudson was awarded options to purchase 35,000 shares of Class A Common Stock.

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

                                          Roger D. Peirce, Chairman
                                          Richard A. Bemis
                                          Frank R. Jarc

                                      III-10

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 12, 2001.

                                                                                 AMOUNT OF
                                                      NAME AND ADDRESS OF        BENEFICIAL   PERCENT OF
              TITLE OF CLASS                           BENEFICIAL OWNER          OWNERSHIP    OWNERSHIP
              --------------                          -------------------        ----------   ----------
Class B Common Stock......................      William H. Brady, Jr.             884,652        50%
                                                Trust f/b/o
                                                Elizabeth B. Lurie(1)
                                                c/o Quarles & Brady
                                                Attn: Peter J. Lettenberger
                                                411 East Wisconsin Avenue
                                                Milwaukee, WI 53202
                                                William H. Brady, Jr. III         884,652        50%
                                                Revocable Trust 2001(1)
                                                c/o Quarles & Brady
                                                Attn: Peter J. Lettenberger
                                                411 East Wisconsin Avenue
                                                Milwaukee, WI 53202

-------------------------
(1) The trustees of both trusts are Richard A. Bemis, Robert C. Buchanan, Peter
    J. Lettenberger, Roger D. Peirce and Gary E. Nei, each of whom shares voting and dispositive power.

                                      III-11

(b) Security Ownership of Management

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 12, 2001. Except as otherwise indicated, all shares are owned directly.

                                            NAME OF BENEFICIAL                 AMOUNT OF
                                             OWNER & NATURE OF                BENEFICIAL     PERCENT OF
TITLE OF CLASS                             BENEFICIAL OWNERSHIP              OWNERSHIP(10)   OWNERSHIP
--------------                             --------------------              -------------   ----------
Class A Common Stock...........  Peter J. Lettenberger(1)(2)(3)                2,530,397       12.0%
                                 Richard A. Bemis(1)(4)                        2,160,897       10.2%
                                 Gary E. Nei(1)(5)                             2,156,397       10.2%
                                 Roger D. Peirce(1)(6)                         2,154,897       10.2%
                                 Robert C. Buchanan(1)(7)                      2,153,997       10.2%
                                 Katherine M. Hudson(8)                          319,351        1.5%
                                 David W. Schroeder                              100,200        0.5%
                                 David R. Hawke                                  100,119        0.5%
                                 Richard L. Fisk                                  58,166        0.3%
                                 Frank M. Jaehnert                                36,841        0.2%
                                 Conrad G. Goodkind                               17,847        0.1%
                                 Frank W. Harris                                   8,533         * %
                                 Mary K. Bush                                      1,500         * %
                                 Frank R. Jarc                                     1,500         * %
                                 All Officers and Directors as
                                 a Group(16 persons)(9)                        2,890,076       13.7%
Class B Common Stock...........  Peter J. Lettenberger(1)                      1,769,314        100%
                                 Richard A. Bemis(1)                           1,769,314        100%
                                 Gary E. Nei(1)                                1,769,314        100%
                                 Roger D. Peirce(1)                            1,769,314        100%
                                 Robert C. Buchanan(1)                         1,769,314        100%
                                 All Officers and Directors as a Group         1,769,314        100%
6% Cumulative Preferred
  Stock........................  Peter J. Lettenberger(1)(2)                       3,303       82.9%
                                 Richard A. Bemis(1)                               1,743       43.8%
                                 Gary E. Nei(1)                                    1,743       43.8%
                                 Roger D. Peirce(1)                                1,743       43.8%
                                 Robert C. Buchanan(1)                             1,743       43.8%
                                 All Officers and Directors as a Group             3,303       82.9%
10% Cumulative 1979 Series
  Preferred Stock..............  Peter J. Lettenberger(2)                         16,879       77.8%
                                 All Officers and Directors as a Group            16,879       77.8%
6% Cumulative 1972 Series
  Preferred Stock..............  Peter J. Lettenberger(2)                          2,600        100%
                                 All Officers and Directors as a Group(2)          2,600        100%

-------------------------

  *  Indicates less than one-tenth of one percent

 (1) The amount shown includes shares held directly by the William H. Brady, Jr. Trust f/b/o Elizabeth B. Lurie (the "William H. Brady, Jr. Trust"), the William H. Brady III Revocable Trust 2001 (the "Revocable Trust") and the William H. Brady, Jr. Family Trust (the "Family Trust") (collectively, the "Trusts"). The William H. Brady, Jr. Trust owns 885,769 shares of Class A Common

                                      III-12

     Stock, 884,652 shares of Class B Common Stock, and 855 shares of 6% Cumulative Preferred Stock. The Revocable Trust owns 1,260,128 shares of Class A Common Stock, 884,652 shares of Class B Common Stock and 888 shares of 6% Cumulative Preferred Stock. The Family Trust owns 10 shares of Class B Common Stock. The Trustees of the Trusts are Richard A. Bemis, Robert C. Buchanan, Peter J. Lettenberger, Gary E. Nei and Roger D. Peirce, each of whom shares voting and dispositive power.

 (2) Peter J. Lettenberger is a director of the W.H. Brady Foundation, Inc. (the "Foundation") which owns 16,879 shares of the 1979 Series 10% Cumulative Preferred Stock, 1,526 shares of the 6% Cumulative Preferred Stock and 2,600 shares of the 6% Cumulative Preferred Stock, 1972 Series. Mr. Lettenberger is also a trustee of the Irene B. Brady Trust f/b/o Elizabeth
     B. Lurie (the "Irene B. Brady Trust"), which owns 374,359 shares of Class A Common Stock and 34 shares of 6% Cumulative Preferred Stock.

 (3) In addition to shares beneficially owned as a trustee of the Trusts and the Irene B. Brady Trust and as a director of the Foundation, Mr. Lettenberger owns directly 3,875 shares of Class A Common Stock and holds vested options to acquire an additional 6,000 shares of Class A Common Stock.

 (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 9,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 6,000 shares of Class A Common Stock.

 (5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 4,500 shares of Class A Common Stock directly and holds vested options to acquire an additional 6,000 shares of Class A Common Stock.

 (6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 6,000 shares of Class A Common Stock.

 (7) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 6,000 shares of Class A Common Stock.

 (8) Mrs. Hudson owns 57,351 shares of Class A Common Stock directly and holds vested options to acquire an additional 262,000 shares of Class A Common Stock.

 (9) The amount shown for all officers and directors as a group (17 persons) includes options to acquire a total of 558,317 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of October 1, 2001. It does not include other options for Class A Common Stock, which have been granted at later dates.

(10) In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 350,669 shares of the Company's Class A Common Stock in its deferred compensation plans, including 93,900 for Mrs. Hudson, 7,817 for Mr. Jaehnert, 34,000 for Mr. Fisk, 35,171 for Mr. Hawke,
     28.199 for Mr. Schroeder, 4,847 for Mr. Oliver and 5,329 for Mr. Rearic.

(c) Changes in Control

     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Peter J. Lettenberger serves as a Director of the Company; he is also a partner of Quarles & Brady, general counsel to the Company.

                                      III-13

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The selected financial data and stock price disclosure presented on Pages 8 through 10 of the Company's 2001 Annual Report are incorporated herein by reference.

     2) Consolidated Financial Statement Schedule --

        Schedule II Valuation and Qualifying Accounts

        All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

     3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

(b) Reports on Form 8-K.

     No report on form 8-K was filed by the Company during the fourth quarter of fiscal 2001.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Incorporation of Brady Corporation(1)
 3.2      By-laws of Brady Corporation, as amended(2)
10.2      Brady Corporation BradyGold Plan, as amended(2)
10.3      Executive Additional Compensation Plan, as amended(2)
10.4      Form of Executive's Deferred Compensation Agreement, as
          amended(2)
10.5      Forms of Director's Deferred Compensation Agreement, as
          amended(2)
10.6      Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
10.7      Shareholder Value Enhancement (SVE) Plan(6)
10.9      Brady Corporation Automatic Dividend Reinvestment Plan(4)
10.10     Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
10.12     Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
10.13     Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
10.14     Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Katherine M. Hudson
10.15     Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David W. Schroeder
10.16     Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Richard L. Fisk
10.17     Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David R. Hawke
10.19     Supplemental Executive Retirement Plan dated May 14, 1997, between Brady Corporation and Richard L. Fisk(7)
10.20     Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and Katherine M. Hudson(8)
10.21     Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and Richard L. Fisk(8)
10.22     Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David W. Schroeder(8)
10.23     Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David R. Hawke(8)
10.24     Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Frank M. Jaehnert
10.25     Brady Corporation Restoration Plan dated January 1, 2000(9)
13.1      Annual Report to Shareholders for year ended July 31, 2001
18.1      Letter regarding change in accounting method(3)
21.1      Subsidiaries of Brady Corporation
23.1      Consent of Deloitte & Touche LLP, Independent Auditor

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

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995
(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997
(8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997
(9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                     YEAR ENDED JULY 31,
                                                                -----------------------------
                        DESCRIPTION                              2001       2000       1999
                        -----------                              ----       ----       ----
                                                                   (DOLLARS IN THOUSANDS)
Valuation accounts deducted in balance sheet from assets to
  which they apply --
  Accounts receivable -- allowance for losses:
  Balances at beginning of period...........................    $ 2,919    $ 2,339    $ 2,011
  Additions -- Charged to expense...........................      1,537      1,830        966
                Due to acquired businesses..................                    45         97
  Deductions -- Bad debts written off, net of recoveries....     (2,159)    (1,295)      (735)
                                                                -------    -------    -------
  Balances at end of period.................................    $ 2,297    $ 2,919    $ 2,339
                                                                =======    =======    =======
  Inventory -- reserve for slow-moving inventory:
  Balances at beginning of period...........................    $ 4,714    $ 5,506    $ 3,544
  Additions -- Charged to expense...........................                            1,962
                Due to acquired businesses..................                   349
  Deductions -- Inventory written off.......................       (441)    (1,141)
                                                                -------    -------    -------
  Balances at end of period.................................    $ 4,273    $ 4,714    $ 5,506
                                                                =======    =======    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-third day of October 2001.

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





                  /s/ K. M. HUDSON                       President and Director        October 23, 2001
-----------------------------------------------------    (Principal Executive
                    K. M. Hudson                         Officer)




               /s/ P. J. LETTENBERGER                    Director                      October 23, 2001
-----------------------------------------------------
                 P. J. Lettenberger




                   /s/ R. A. BEMIS                       Director                      October 23, 2001
-----------------------------------------------------
                     R. A. Bemis




                  /s/ F. W. HARRIS                       Director                      October 23, 2001
-----------------------------------------------------
                    F. W. Harris




                 /s/ R. C. BUCHANAN                      Director                      October 23, 2001
-----------------------------------------------------
                   R. C. Buchanan




                  /s/ R. D. PEIRCE                       Director                      October 23, 2001
-----------------------------------------------------
                    R. D. Peirce




                    /s/ G. E. NEI                        Director                      October 23, 2001
-----------------------------------------------------
                      G. E. Nei




                   /s/ M. K. BUSH                        Director                      October 23, 2001
-----------------------------------------------------
                     M. K. Bush




                   /s/ F. R. JARC                        Director                      October 23, 2001
-----------------------------------------------------
                     F. R. Jarc