Form 10-Q
period 2001-10-31
BRADY CORP
filed 2001-12-13
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to _____
                         Commission File Number 0-12730

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

         As of November 26, 2001, there were outstanding 21,211,602 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                            Page
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                            3

             Condensed Consolidated Statements of
                  Income and Earnings Retained in the Business                4

             Condensed Consolidated Statements of Cash Flows                  5

             Notes to Condensed Consolidated Financial Statements             6

   Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      13

PART II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                14

             Signatures                                                      15

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)
                                     ASSETS                                  OCTOBER 31,     JULY 31, 2001
                                     ------                                  -----------     -------------
                                                                                 2001
                                                                                 ----
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  74,467       $  62,811
   Accounts receivable, less allowance for losses ($2,510 and $2,297             73,981          71,684
         respectively)
   Inventories                                                                   38,450          39,207
   Prepaid expenses and other current assets                                     18,887          21,291
                                                                              ---------       ---------

                              TOTAL CURRENT ASSETS                              205,785         194,993

OTHER ASSETS:
   Goodwill - net                                                                96,338          96,041
   Other                                                                         16,825          16,909
                                                                              ---------       ---------

                                                                                113,163         112,950
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                       5,953           5,944
       Buildings and improvements                                                47,812          47,611
       Machinery and equipment                                                  128,273         132,272
       Construction in progress                                                   7,331           6,474
                                                                              ---------       ---------

                                                                                189,369         192,301
   Less accumulated depreciation                                                106,822         107,768
                                                                              ---------       ---------

                        NET PROPERTY, PLANT AND EQUIPMENT                        82,547          84,533
                                                                              ---------       ---------

TOTAL                                                                         $ 401,495       $ 392,476
                                                                              =========       =========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                           $  20,552       $  20,666
   Wages and amounts withheld from employees                                     27,756          26,767
   Taxes, other than income taxes                                                 1,725           1,496
   Accrued income taxes                                                           9,728           8,460
   Other current liabilities                                                     14,648          12,364
   Short-term borrowings and current maturities on long-term debt                 2,059           1,410
                                                                              ---------       ---------

                            TOTAL CURRENT LIABILITIES                            76,468          71,163

LONG-TERM DEBT, LESS CURRENT MATURITIES                                           3,706           4,144
OTHER LIABILITIES                                                                14,093          14,590
                                                                              ---------       ---------

                                TOTAL LIABILITIES                                94,267          89,897

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                2,855           2,855
   Class A nonvoting common stock - Issued and outstanding, 21,178,366              212             211
        21,149,551 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares             18              18
   Treasury Stock - 4,548 Class A Common Shares, at cost                           (132)           (132)
   Additional paid-in capital                                                    36,589          35,806
   Earnings retained in the business                                            280,519         276,779
   Cumulative other comprehensive income                                        (12,064)        (12,016)
   Other                                                                           (769)           (942)
                                                                              ---------       ---------

                         TOTAL STOCKHOLDERS' INVESTMENT                         307,228         302,579
                                                                              ---------       ---------

TOTAL                                                                         $ 401,495       $ 392,476
                                                                              =========       =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
EARNINGS RETAINED IN THE BUSINESS
(Dollars in Thousands, Except Per Share Amounts)

                                                                                  (Unaudited)

                                                                          Three Months Ended October 31,
                                                                             2001                2000
                                                                       ----------------    ----------------
Net Sales                                                                  $ 130,001         $ 146,818

Operating expenses:

   Cost of products sold                                                      63,123            66,247

   Research and development                                                    4,452             5,560

   Selling, general and administrative                                        50,758            56,599
                                                                           ---------         ---------
Total operating expenses                                                     118,333           128,406


Operating income                                                              11,668            18,412

Other income and (expense):

   Investment and other income - net                                             582               192

   Interest expense                                                              (16)             (175)
                                                                           ---------         ---------


Income before income taxes                                                    12,234            18,429


Income taxes                                                                   4,239             7,010
                                                                           ---------         ---------


Net Income                                                                     7,995            11,419

Earnings retained in business at beginning of period                         276,779           265,462

Less dividends:

  Preferred stock                                                                (65)              (65)
  Common stock                                                                (4,190)           (3,931)
                                                                           ---------         ---------

Earnings retained in business at end of period                             $ 280,519         $ 272,885
                                                                           =========         =========

Net income per Class A Nonvoting Common Share

                                                                Basic      $    0.35         $    0.50
                                                                           =========         =========

                                                              Diluted      $    0.34         $    0.49
                                                                           =========         =========
Net income per Class B Voting Common Share

                                                                Basic      $    0.32         $    0.47
                                                                           =========         =========

                                                              Diluted      $    0.31         $    0.46
                                                                           =========         =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                        (Unaudited)
                                                                                          Three Months Ended
                                                                                              October 31,
                                                                                         2001              2000
                                                                                   ----------------  ----------------
Operating activities:
Net income                                                                             $  7,995          $ 11,419
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           3,923             4,374
  Provision for losses on accounts receivable                                               438               452
  Amortization of restricted stock                                                          174               174
  Changes in operating assets and liabilities:
     Accounts receivable                                                                 (2,534)           (6,924)
     Inventory                                                                              823               950
     Prepaid expenses and other assets                                                    2,581               985
     Accounts payable, accrued expenses and other liabilities                             2,989            (3,951)
     Income taxes                                                                         1,335             3,715
                                                                                       --------          --------
        Net cash provided by operating activities                                        17,724            11,194

Investing activities:
  Purchases of property, plant and equipment                                             (2,116)           (5,484)
  Proceeds from sale of property, plant and equipment                                       149                 5
                                                                                       --------          --------
        Net cash (used in) investing activities                                          (1,967)           (5,479)

Financing activities:
  Payment of dividends                                                                   (4,255)           (3,996)
  Proceeds from issuance of Class A Common Stock                                            783               260
  Principal payments on debt                                                                (27)           (4,035)
  Proceeds from short-term borrowings - net                                                 221                 0
                                                                                       --------          --------
        Net cash (used in) financing activities                                          (3,278)           (7,771)

Effect of exchange rate changes on cash                                                    (823)           (1,291)
                                                                                       --------          --------

Net increase (decrease) in cash and cash equivalents                                     11,656            (3,347)
Cash and cash equivalents, beginning of period                                           62,811            60,784
                                                                                       --------          --------

Cash and cash equivalents, end of period                                               $ 74,467          $ 57,437
                                                                                       ========          ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                             $     63          $    131
  Income taxes, net of refunds                                                            2,698             3,125

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2001
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2001 and July 3l, 2001, its results of operations for the three months ended October 31, 2001 and 2000, and its cash flows for the three months ended October 31, 2001 and 2000. The condensed consolidated balance sheet at July 31, 2001 has been derived from the audited consolidated financial statements of that date and condensed.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended July 31, 2001.

         It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.

NOTE B - New Pronouncements

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the condensed consolidated statements of income. During the fourth quarter of fiscal 2001, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold. The Company previously reported shipping costs as a reduction of net sales. Prior period condensed consolidated financial statements have been reclassified to conform to the new requirements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

         As of August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the condensed consolidated balance sheet, and no longer be amortized, but tested for impairment on at least a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The transitional impairment test will be completed during the quarter ending January 31, 2002.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                     Fiscal 2002        Fiscal 2001
                                                     -----------        -----------
                                                     1st Quarter        1st Quarter
                                                     -----------        -----------
Reported net income                                 $   7,995,000      $   11,419,000
  Add: Goodwill amortization, net of tax                     --             1,416,000
                                                    -------------      --------------
Adjusted net income                                 $   7,995,000      $   12,835,000
                                                    =============      ==============

Net income per Class A Nonvoting
  Common Share - Basic:
     Reported net income                            $        0.35      $         0.50
        Add: Goodwill amortization, net of tax                 --                0.06
                                                    -------------      --------------
     Adjusted net income                            $        0.35      $         0.56
                                                    =============      ==============

Net income per Class A Nonvoting
  Common Share - Diluted:
     Reported net income                                  $  0.34             $  0.49
        Add: Goodwill amortization, net of tax                 --                0.06
                                                          -------             -------
     Adjusted net income                                  $  0.34             $  0.55
                                                          =======             =======

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets. The impact of this pronouncement on the Company's financial results is currently being evaluated.

NOTE C - Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the quarter ended October 31, 2001, are as follows:

                                                             Graphics &
                                                             Workplace
                                               ISST          Solutions           Total
Balance as of August 1, 2001               $56,740,000      $39,301,000      $96,041,000
  Goodwill acquired during the period               --               --               --
  Translation adjustments and other             16,000          281,000          297,000
                                           -----------      -----------      -----------
Balance as of October 31, 2001             $56,756,000      $39,582,000      $96,338,000
                                           ===========      ===========      ===========

         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142. The net book value of these assets was $1,582,000 at October 31, 2001. Amortization expense related to intangible assets was not material.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $7,947,000 and $7,519,000 for the three months ended October 31, 2001 and 2000, respectively.

NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                       Fiscal 2002           Fiscal 2001
                                                      ------------           ------------
                                                       1st Quarter           1st Quarter
                                                      ------------           ------------
Numerator:
   Net income                                         $  7,995,000           $ 11,419,000
   Less:  Preferred stock dividends                        (65,000)               (65,000)
                                                      ------------           ------------

   Numerator for basic and diluted
       Class A net income per share                      7,930,000             11,354,000

   Less:  Preferential dividends                          (705,000)              (699,000)
   Less:  Preferential dividends on
       dilutive stock options                              (10,000)                (8,000)
                                                      ------------           ------------

   Numerator for basic and diluted
       Class B net income per share                   $  7,215,000           $ 10,647,000
                                                      ============           ============


Denominator:
   Denominator for basic net income per
         share for both Class A and Class B             22,937,000             22,742,000
   Plus: Effect of dilutive stock options                  313,000                257,000
                                                      ------------           ------------

   Denominator for diluted net income per
       share for both Class A and Class B               23,250,000             22,999,000
                                                      ============           ============

Class A Common Stock net income per share:
       Basic                                                 $0.35                  $0.50
       Diluted                                               $0.34                  $0.49

Class B Common Stock net income per share:
       Basic                                                 $0.32                  $0.47
       Diluted                                               $0.31                  $0.46

         Options to purchase 75,000 and 519,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarters ending October 31, 2001 and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F - Acquisitions

         In November 2001, the Company acquired StrandWare, Inc., located in Eau Claire, Wisconsin, a bar-code, label-design, and data-collection software developer. Also in November 2001, the Company acquired Safety Signs Service, located in Perth, Australia, a manufacturer and supplier of safety products. The combined purchase price of those acquisitions was approximately $5,000,000. These acquisitions occurred subsequent to October 31, 2001, and therefore their results have not been included in the accompanying condensed consolidated financial statements.

NOTE G - Restructuring

         During the fourth quarter of fiscal 2001, the Company recorded a nonrecurring charge of $9,560,000 related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The workforce reduction of approximately 175 people was essentially completed in August 2001.

         A reconciliation of activity with respect to the Company's restructuring is as follows:

                  Provision, quarter ended July 31, 2001                                $9,560,000
                    Fiscal 2001 activity
                      Cash payments associated with severance and other                   (334,000)
                      Non-cash asset write-offs                                         (2,289,000)
                                                                                        ----------
                  Ending balance, July 31, 2001                                         $6,937,000
                    Fiscal 2002 activity
                      Cash payments associated with severance and other                 (1,487,000)
                      Non-cash asset write-offs                                           (263,000)
                                                                                        ----------
                  Ending balance, October 31, 2001                                      $5,187,000
                                                                                        ==========

NOTE H - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group, the Graphics and Workplace Solutions Group. Effective August 1, 2001, the Company's Graphics and Direct Marketing operating segments were combined to form Graphics and Workplace Solutions. The prior year segment information has been reclassified to conform to the current year presentation.

Following is a summary of segment information for the three months ended October 31, 2001 and 2000:

(Dollars in Thousands)                                    Identification
                                                            Solutions &      Graphics &        Corporate
                                                             Specialty       Workplace            and
                                                               Tapes         Solutions        Eliminations          Totals
                                                               -----         ---------        ------------          ------
Three months ended October 31, 2001:
Sales from external customers                                 $57,082          $72,919                              $130,001
Intersegment sales                                                121              590             ($711)                 --
Profit                                                          9,038           18,652              (560)             27,130

Three months ended October 31, 2000:
Sales from external customers                                 $71,524          $75,294                              $146,818
Intersegment sales                                                604              844           ($1,448)                 --
Profit                                                         17,575           20,372              (647)             37,300

Following is a reconciliation of profit for the three months ended October 31, 2001 and 2000:

          (Dollars in Thousands)              Fiscal 2002       Fiscal 2001
                                              -----------       -----------
                                              1st Quarter       1st Quarter
                                              -----------       -----------
Total profit from reportable segments          $ 27,690           $ 37,947
Corporate and eliminations                         (560)              (647)
Unallocated amounts:
    Administrative costs                        (14,303)           (16,489)
    Goodwill amortization                                           (1,497)
    Interest-net                                    159                201
    Foreign exchange                                406               (230)
    Other                                        (1,158)              (856)
                                               --------           --------

Income before income taxes                     $ 12,234           $ 18,429
                                               ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

         For the three months ended October 31, 2001, sales of $130,001,000 were 11.5% lower than the same quarter of the previous year. Sales of the Company's international operations were up 3.5% for the quarter in local currencies, due to the acquisition of Balkhausen GmbH. This increase was partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 2.1 percentage points in the quarter. Thus, international sales in U.S. currency increased 1.4% for the quarter. Sales of the Company's U.S. operations decreased 20.3% in the quarter. The decrease in U.S. base business in the quarter was related to softness in the U.S. economy and the wireless, electronics and automatic identification industries.

         The cost of products sold as a percentage of sales increased from 45.1% to 48.6% for the quarter. This increase was due primarily to the effect of a fixed cost structure being spread over a lower sales volume, changes in product mix resulting from the Company's recent acquisition of Balkhausen GmbH and the effect of the exchange rate on goods purchased by foreign subsidiaries. Selling, general and administrative (SG&A) expenses as a percentage of sales were 39.0% for the quarter compared to 37.5% for the same quarter of the previous year, excluding goodwill amortization. The increase as a percentage of sales was primarily due to lower sales volume in the current year. In dollars, SG&A declined $4.3 million from the same quarter of last year due to restructuring and cost reduction efforts. Research and development expenditures decreased 19.9% for the quarter from the same period last year, reflecting more focused spending, better tracking and allocation of costs and variations in project timing. As a percentage of sales, research and development expenses decreased from 3.8% to 3.4% for the quarter.

         Operating income was $11,668,000 for the quarter compared to $18,412,000 for the same period last year because of the factors cited above. Excluding goodwill amortization in the prior year first quarter, operating income would have been $19,909,000.

         Investment and other income increased $390,000 for the quarter ended October 31, 2001, compared to the prior-year results. This increase was the result of a positive impact from foreign exchange transaction gains in the quarter.

         Income before income taxes decreased 38.6% for the quarter ended October 31, 2001, compared to prior-year results, excluding goodwill amortization in both periods. The Company's effective tax rate was 34.6% for the quarter compared to 35.6% for the same quarter of the previous year, excluding goodwill amortization in both years. The decrease was the result of profitability changes in the Company's international operations.

         Net income for the three months ended October 31, 2001, decreased 37.7% to $7,995,000 compared to $12,835,000 for the same quarter of the previous year, excluding goodwill amortization in both periods. On a Class A Common Share basis, diluted net income for the three months ended October 31, 2001, was $0.34 compared to $0.49 per share for the same quarter of the previous year or $0.55 per share excluding goodwill amortization in the prior year first quarter. The decrease in the current quarter was primarily due to the sales shortfalls discussed above partially offset by restructuring and cost reduction efforts.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales decreased 20.2% for the three months ended October 31, 2001, from the same period last year. Core business in local currency decreased 23.9% in the quarter ended October 31, 2001. The acquisition of Balkhausen GmbH increased sales over prior year 4.7% in the quarter. Contributing to the decrease was the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 1.0% in the quarter ended October 31, 2001. Latin America, Europe and the United States all showed sales declines in local currency for the quarter, while Asia Pacific sales showed a double-digit increase in the quarter. The domestic decrease related to softness in the electronic and telecommunications and industrial markets. Profit as a percentage of sales decreased from 24.6% to 15.8% for the quarter; the decrease was primarily a result of the decline in sales.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales decreased 3.2% for the three months ended October 31, 2001. Sales in local currency decreased 2.6% in the quarter ended October 31, 2001. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 0.6% in the quarter. Sales in local currencies for the quarter were up in Europe, Latin America and Asia Pacific and down in the United States. Profit as a percentage of sales decreased from 27.1% to 25.6% in the quarter ended October 31, 2001. The decline was primarily due to the decreased sales levels.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of October 31, 2001, was 2.7. Cash and cash equivalents were $74,467,000 at October 31, 2001, compared to $62,811,000 at July 31, 2001. The increase was primarily due to continued strong cash flow provided by operating activities, offset by investments in property, plant and equipment and payment of dividends. Working capital increased $5,487,000 during the three months ended October 31, 2001, to $129,317,000.

         Cash flow from operations totaled $17,724,000 for the three months ended October 31, 2001, compared to $11,194,000 for the same period last year. The improvement was primarily the result of changes in accounts receivable and current liabilities. Capital expenditures were $2,116,000 in the three months ended October 31, 2001, compared to $5,484,000 in the same period last year. Cash used in financing activities was $3,278,000 for the three-month period ended October 31, 2001, resulting primarily from payments of dividends to the Company's stockholders. Cash flows used in financing activities for the same period last year were $7,771,000 related to payment of dividends and principal payments on debt.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.2% and 1.4% at October 31, 2001 and July 31, 2001, respectively.

         The Company maintains a maximum $200 million line of credit with a group of six banks, none of which was being utilized as of October 31, 2001. At October 31, 2001, approximately $140 million of the line of credit was available to the Company.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse - Earning Customer Loyalty through Integrated Processes and Systems Everywhere. This initiative is intended to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $23,700,000 in the project. The Company estimates that about 50% of that cash outlay will be capital expenditures.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

                   (a)     Exhibits

                           None

                   (b)     Reports on Form 8-K.

                            The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 2001.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                      BRADY CORPORATION

Date:   December 10, 2001             /s/ K. M. Hudson
       ------------------             ----------------
                                      K. M. Hudson
                                      President & Chief Executive Officer


Date:   December 10, 2001             /s/ F. M. Jaehnert
       ------------------             ------------------
                                      F. M. Jaehnert
                                      Vice President & Chief Financial Officer
                                      (Principal Accounting Officer)