Form 10-Q
period 2002-01-31
BRADY CORP
filed 2002-03-15
CIK 746598

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2002

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from to _____
                         Commission File Number 0-12730

                                BRADY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Wisconsin                                     39-0178960
----------------------------------              ------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


              6555 WEST GOOD HOPE ROAD, MILWAUKEE, WISCONSIN 53223
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 358-6600
                              --------------------
              (Registrant's telephone number, including area code)

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

As of February 25, 2002, there were outstanding 21,257,944 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                              Page
                                                                              ----
PART I.   Financial Information

 Item 1.  Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets                                 3

          Condensed Consolidated Statements of
                Income and Income Retained in the Business                      4

          Condensed Consolidated Statements of Cash Flows                       5

          Notes to Condensed Consolidated Financial Statements                  6

 Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            11

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

 Item 4.  Submission of Matters to a Vote of Security Holders                  16

PART II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                                     17

          Signatures                                                           18

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                         (UNAUDITED)
                                   ASSETS                                       JANUARY 31,      JULY 31, 2001
                                                                                   2002
                                                                               --------------   --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $       70,006   $       62,811
   Accounts receivable, less allowance for losses ($2,660 and $2,297                   69,917           71,684
         respectively)
   Inventories                                                                         35,958           39,207
   Prepaid expenses and other current assets                                           21,920           21,291
                                                                               --------------   --------------
                            TOTAL CURRENT ASSETS                                      197,801          194,993

OTHER ASSETS:
   Goodwill - net                                                                      98,987           96,041
   Other                                                                               17,422           16,909
                                                                               --------------   --------------
                                                                                      116,409          112,950
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                             5,937            5,944
       Buildings and improvements                                                      49,421           47,611
       Machinery and equipment                                                        122,260          132,272
       Construction in progress                                                         6,501            6,474
                                                                               --------------   --------------
                                                                                      184,119          192,301
   Less accumulated depreciation                                                      101,863          107,768
                                                                               --------------   --------------
                     NET PROPERTY, PLANT AND EQUIPMENT                                 82,256           84,533
                                                                               --------------   --------------
TOTAL                                                                          $      396,466   $      392,476
                                                                               ==============   ==============
                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                            $       21,122   $       20,666
   Wages and amounts withheld from employees                                           24,255           26,767
   Taxes, other than income taxes                                                       1,309            1,496
   Accrued income taxes                                                                 9,656            8,460
   Other current liabilities                                                           11,629           12,364
   Short-term borrowings and current maturities on long-term debt                         160            1,410
                                                                               --------------   --------------
                         TOTAL CURRENT LIABILITIES                                     68,131           71,163

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 3,845            4,144
OTHER LIABILITIES                                                                      14,486           14,590
                                                                               --------------   --------------
                             TOTAL LIABILITIES                                         86,462           89,897

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                      2,855            2,855
   Class A nonvoting common stock - Issued 21,255,262                                     212              211
        21,149,551 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares                   18               18
   Treasury Stock - 4,548 Class A Common Shares, at cost                                 (132)            (132)
   Additional paid-in capital                                                          38,324           35,806
   Income retained in the business                                                    282,329          276,779
   Cumulative other comprehensive (loss)                                              (13,007)         (12,016)
   Other                                                                                 (595)            (942)
                                                                               --------------   --------------
                       TOTAL STOCKHOLDERS' INVESTMENT                                 310,004          302,579
                                                                               --------------   --------------
TOTAL                                                                          $      396,466   $      392,476
                                                                               ==============   ==============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)


                                                                                           (Unaudited)
                                                                 Three Months Ended January 31,       Six Months Ended January 31,
                                                              ------------------------------------   -----------------------------
                                                                    2002               2001               2002             2001
                                                              ----------------   -----------------   ---------------  ------------
Net Sales                                                     $    120,589       $     135,965      $    250,590      $     282,783
Operating expenses:
   Cost of products sold                                            60,952              64,110           124,075            130,357
   Research and development                                          4,168               5,591             8,620             11,151
   Selling, general and administrative                              46,083              52,208            96,841            108,807
                                                              ------------       -------------      ------------      -------------
Total operating expenses                                           111,203             121,909           229,536            250,315

Operating income                                                     9,386              14,056            21,054             32,468

Other income and (expense):
   Investment and other income - net                                     6                (152)              588                 40
   Interest expense                                                     (3)                 (9)              (19)              (184)
                                                              ------------       -------------      ------------      -------------
Income before income taxes                                           9,389              13,895            21,623             32,324

Income taxes                                                         3,251               5,273             7,490             12,283
                                                              ------------       -------------      ------------      -------------
Net Income                                                           6,138               8,622            14,133             20,041

Income retained in business at beginning of period                 280,519             272,885           276,779            265,462

Less dividends:
   Preferred stock                                                     (65)                (65)             (130)              (130)
   Common stock                                                     (4,263)             (4,006)           (8,453)            (7,937)
                                                              ------------       -------------      ------------      -------------
Income retained in business at end of period                  $    282,329       $     277,436      $    282,329      $     277,436

Net income per Class A Nonvoting Common Share
                                                      Basic   $       0.26       $        0.38      $       0.61      $        0.87
                                                              ============       =============      ============      =============
                                                    Diluted   $       0.26       $        0.37      $       0.60      $        0.86
                                                              ============       =============      ============      =============
Net income per Class B Voting Common Share
                                                      Basic   $       0.26       $        0.38      $       0.58      $        0.84
                                                              ============       =============      ============      =============
                                                    Diluted   $       0.26       $        0.37      $       0.57      $        0.83
                                                              ============       =============      ============      =============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                          (Unaudited)
                                                                                                       Six Months Ended
                                                                                                          January 31,
                                                                                                    2002              2001
                                                                                               -------------    --------------
Operating activities:
Net income                                                                                     $      14,133     $      20,041
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                        7,716            10,982
  Loss on sale of property, plant & equipment                                                            474               167
  Provision for losses on accounts receivable                                                            744               798
  Amortization of restricted stock                                                                       347               347
  Changes in operating assets and liabilities (Net of effects of business acquisitions):
     Accounts receivable                                                                               1,046            (5,673)
     Inventory                                                                                         3,320            (5,163)
     Prepaid expenses and other assets                                                                  (313)              (87)
     Accounts payable, accrued expenses and other liabilities                                         (2,800)           (4,323)
     Income taxes                                                                                      1,354            (3,086)
                                                                                               -------------     -------------
        Net cash provided by operating activities                                                     26,021            14,003

Investing activities:
  Acquisitions of businesses, net of cash acquired                                                    (3,848)                0
  Purchases of property, plant and equipment                                                          (6,474)          (12,341)
  Proceeds from sale of property, plant and equipment                                                     14                42
  Other                                                                                                   14               (13)
                                                                                               -------------     -------------
        Net cash (used in) investing activities                                                      (10,294)          (12,312)

Financing activities:
  Payment of dividends                                                                                (8,583)           (8,067)
  Proceeds from issuance of Class A Common Stock                                                       2,519             2,252
  Principal payments on debt                                                                          (1,539)           (8,071)
  Other                                                                                                    0            (1,223)
                                                                                               -------------     -------------
        Net cash (used in) financing activities                                                       (7,603)          (15,109)

Effect of exchange rate changes on cash                                                                 (929)             (594)
                                                                                               -------------     -------------

Net increase (decrease) in cash and cash equivalents                                                   7,195           (14,012)
Cash and cash equivalents, beginning of period                                                        62,811            60,784
                                                                                               -------------     -------------

Cash and cash equivalents, end of period                                                       $      70,006     $      46,772
                                                                                               =============     =============

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                     $         147     $         270
  Income taxes, net of refunds                                                                         7,052            14,187
Acquisitions:
  Fair value of assets acquired, net of cash                                                   $       1,095
  Liabilities assumed                                                                                   (721)
  Goodwill                                                                                             3,474
                                                                                               -------------
     Net cash paid for acquisitions                                                            $       3,848
                                                                                               =============


See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2002
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2002 and July 3l, 2001, its results of operations for the three months and six months ended January 31, 2002 and 2001, and its cash flows for the six months ended January 31, 2002 and 2001. The condensed consolidated balance sheet at July 31, 2001 has been derived from the audited consolidated financial statements of that date and condensed.

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

NOTE B - New Pronouncements

         In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 provides guidance on the financial reporting of shipping and handling fees and costs in the condensed consolidated statements of income. During the fourth quarter of fiscal 2001, the Company adopted EITF 00-10 and, as a result, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold. The Company previously reported shipping costs as a reduction of sales. Prior period condensed consolidated financial statements have been reclassified to conform to the new requirements.

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

         The Company performed the transitional assessment of goodwill by comparing the carrying amount of net assets, including goodwill, of each reporting unit to their respective fair value as of August 1, 2001. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company's reporting units exceeded their carrying amount, management believes that no impairment exists as of the implementation date, August 1, 2001.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                            Fiscal 2002                               Fiscal 2001
                                                   -------------------------------         ----------------------------------
                                                   2nd Quarter           6-Month            2nd Quarter            6-Month
                                                   -----------         -----------          ------------         ------------
Reported net income                                $6,138,000           $14,133,000         $ 8,622,000           $20,041,000
  Add: Goodwill amortization, net of tax                    -                     -           1,543,000             2,959,000
                                                   ----------           -----------         -----------           -----------
Adjusted net income                                $6,138,000           $14,133,000         $10,165,000           $23,000,000
                                                   ==========           ===========         ===========           ===========
Net income per Class A Nonvoting
  Common Share - Basic:
     Reported net income                                $0.26                 $0.61               $0.38                 $0.87
        Add: Goodwill amortization, net of tax              -                     -                0.07                  0.13
                                                        -----                 -----               -----                 -----
     Adjusted net income                                $0.26                 $0.61               $0.45                 $1.00
                                                        =====                 =====               =====                 =====
Net income per Class A Nonvoting
  Common Share - Diluted:
     Reported net income                                $0.26                 $0.60               $0.37                 $0.86
        Add: Goodwill amortization, net of tax              -                     -                0.07                  0.13
                                                        -----                 -----               -----                 -----
     Adjusted net income                                $0.26                 $0.60               $0.44                 $0.99
                                                        =====                 =====               =====                 =====


         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets and is effective for the Company on August 1, 2002. The impact of this pronouncement on the Company's financial results is currently being evaluated.

NOTE C - Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the quarter ended January 31, 2002, are as follows:


                                                                          Graphics &
                                                                          Workplace
                                                             ISST         Solutions        Total
                                                         -----------     -----------    -----------
   Balance as of October 31, 2001                        $56,756,000     $39,582,000    $96,338,000
     Goodwill acquired during the period                   2,041,000       1,433,000      3,474,000
     Translation adjustments                                (376,000)       (449,000)      (825,000)
                                                         -----------     -----------    -----------
   Balance as of January 31, 2002                        $58,421,000     $40,566,000    $98,987,000
                                                         ===========     ===========    ===========


         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142. The net book value of these assets was $1,817,000 at January 31, 2002. Amortization expense related to intangible assets was not material.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $5,196,000 and $11,434,000 for the three months ended January 31, 2002 and 2001, respectively, and $13,143,000 and $18,953,000 for the six months ended January 31, 2002 and 2001, respectively.


NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:


                                                              Fiscal 2002                                Fiscal 2001
                                                  ----------------------------------         --------------------------------
                                                  2nd Quarter             6-Month              2nd Quarter           6-Month
                                                  -----------           ------------         --------------       -----------
Numerator:
   Net income                                       $6,138,000           $14,133,000           $8,622,000          $20,041,000
   Less:   Preferred stock dividends                   (65,000)             (130,000)             (65,000)            (130,000)
                                                    ----------           -----------           ----------          -----------
   Numerator for basic and diluted
       Class A net income per share                  6,073,000            14,003,000            8,557,000           19,911,000
   Less:  Preferential dividends                             0              (705,000)                   0             (699,000)
   Less:  Preferential dividends on
       dilutive stock options                                0               (10,000)                   0               (8,000)
                                                    ----------           -----------           ----------          -----------
   Numerator for basic and diluted
       Class B net income per share                 $6,073,000           $13,288,000           $8,557,000          $19,204,000
                                                    ==========           ===========           ==========          ===========

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B         22,997,000            22,995,000           22,788,000           22,765,000
   Plus: Effect of dilutive stock options              335,000               327,000              314,000              278,000
                                                    ----------           -----------           ----------          -----------
   Denominator for diluted net income per
       share for both Class A and Class B           23,332,000            23,322,000           23,102,000           23,043,000
                                                    ==========            ==========           ==========           ==========
Class A Common Stock net income per share:
       Basic                                             $0.26                 $0.61                $0.38                $0.87
       Diluted                                           $0.26                 $0.60                $0.37                $0.86

Class B Common Stock net income per share:
       Basic                                             $0.26                 $0.58                $0.38                $0.84
       Diluted                                           $0.26                 $0.57                $0.37                $0.83


         Options to purchase 75,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ending January 31, 2001, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 16,000 and 81,000 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the six months ending January 31, 2002, and 2001, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F - Acquisitions

         In November 2001, the Company acquired StrandWare, Inc., located in Eau Claire, Wisconsin, a bar-code, label-design, and data-collection software developer. Also in November 2001, the Company acquired Safety Signs Service, located in Perth, Australia, a manufacturer and supplier of safety products. The combined purchase price of these acquisitions was approximately $4,600,000. The results of their operations have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements. The pro-forma results assuming the acquisitions had been consummated as of the beginning of the periods presented are not significant.

NOTE G - Restructuring

         During the fourth quarter of fiscal 2001, the Company recorded a nonrecurring charge of $9,560,000 related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The workforce reduction of approximately 175 people was essentially completed in August 2001.

         A reconciliation of activity with respect to the Company's restructuring is as follows:


   Ending balance, July 31, 2001                                        $ 6,937,000
      Fiscal 2002 First Quarter Activity
        Cash payments associated with severance and other                (1,487,000)
        Non-cash asset write-offs                                          (263,000)
                                                                        -----------
    Ending balance, October 31, 2001                                      5,187,000
      Fiscal 2002 Second Quarter Activity
        Cash payments associated with severance and other                (1,474,000)
        Non-cash asset write-offs                                           (97,000)
                                                                        -----------
    Ending balance, January 31, 2002                                    $ 3,616,000
                                                                        ===========


NOTE H - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products using different processes. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group. Effective August 1, 2001, the Company's Graphics and Direct Marketing operating segments were combined to form Graphics and Workplace Solutions. The prior year segment information has been reclassified to conform to the current year presentation.

Following is a summary of segment information for the three months ended January 31, 2002 and 2001:


(Dollars in Thousands)                               Identification      Graphics &
                                                       Solutions &        Workplace     Corporate and
                                                     Specialty Tapes      Solutions      Eliminations        Totals
                                                     ---------------      ---------     -------------      ----------
Three months ended January 31, 2002:
Sales from external customers                           $53,712           $66,877                           $120,589
Intersegment sales                                          207               573             ($780)              --
Profit                                                    6,116            15,459              (534)          21,041

Three months ended January 31, 2001:
Sales from external customers                           $66,478           $69,487                           $135,965
Intersegment sales                                        1,025               344           ($1,369)              --
Profit                                                   14,018            16,284              (214)          30,088


Following is a summary of segment information for the six months ended January 31, 2002 and 2001:


(Dollars in Thousands)                               Identification      Graphics &
                                                       Solutions &        Workplace     Corporate and
                                                     Specialty Tapes      Solutions      Eliminations        Totals
                                                     ---------------      ---------     -------------      ----------
Six months ended January 31, 2002:
Sales from external customers                          $110,794          $139,796                           $250,590
Intersegment sales                                          328             1,163           ($1,491)              --
Profit                                                   15,155            34,110            (1,094)          48,171

Six months ended January 31, 2001:
Sales from external customers                          $138,002          $144,781                           $282,783
Intersegment sales                                        1,629             1,188           ($2,817)              --
Profit                                                   31,593            36,656              (861)          67,388


Following is a reconciliation of profit for the three and six months ended January 31, 2002 and 2001:


(Dollars in Thousands)                                              Fiscal 2002                          Fiscal 2001
                                                            -----------------------------        ----------------------------
                                                            2nd Quarter        6-Month           2nd Quarter         6-Month
                                                            -----------        ---------         -----------       ---------
Total profit from reportable segments                           $21,575          $49,265             $30,302         $68,249
Corporate and eliminations                                         (534)          (1,094)               (214)           (861)
Unallocated amounts:
    Administrative costs                                        (11,460)         (25,763)            (14,026)        (30,515)
    Goodwill amortization                                             -                -              (1,576)         (3,073)
    Interest-net                                                    234              393                 385             586
    Foreign exchange                                               (232)             174                (593)           (823)
    Other                                                          (194)          (1,352)               (383)         (1,239)
                                                            -----------        ---------         -----------       ---------
Income before income taxes                                       $9,389          $21,623             $13,895         $32,324
                                                            ===========        =========         ===========       =========

NOTE I - Liquidity and Capital Resources

         On January 22, 2002, the Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, including off-balance sheet arrangements. The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. However, the following additional information is provided to assist financial statement users.


         Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings) where the economic profile is favorable. The effects of outstanding leases are not material to the Company.


         Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.


         Other Contractual Obligations - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.


         Related Party Transactions - The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended January 31, 2002, sales of $120,589,000 were 11.3% lower than the same quarter of the previous year. For the six months ended January 31, 2002, revenues of $250,590,000 were 11.4% lower than the same period last year. Sales of the Company's international operations increased 3.8% for the quarter and 3.6% for the six-month period in local currencies. This increase was partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 3.0% in the quarter and 2.5% for the six months ended January 31, 2002. Acquisitions increased international sales by 6.5% for the quarter and 6.1% for the six-month period. The increase was partially offset by a decline in base sales (excludes the effect of acquisitions) in local currencies of 2.7% for the quarter and 2.5% for the six months ended January 31, 2002. Sales of the Company's U.S. operations decreased 20.9% in the quarter and 20.6% for the six months ended January 31, 2002. The decrease in U.S. base business was related to softness in the U.S. economy and the wireless, electronics and automatic identification industries. Acquisitions did not significantly affect U.S. sales for the quarter or the six months ended January 31, 2002.

         The cost of products sold as a percentage of sales increased from 47.1% to 50.5% for the quarter and from 46.1% to 49.5% for the six months ended January 31, 2002 compared to the same periods of the previous year. This increase was due primarily to the effect of a fixed cost structure being spread over a lower sales volume and the effect of the exchange rate on goods purchased by foreign subsidiaries. Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 38.2% for the quarter compared to 37.2% for the same quarter of the previous year, excluding goodwill amortization in both years. For the six months ended January 31, 2002, this percentage was 38.7% compared to 37.4% for the same period last year, excluding goodwill amortization. SG&A as a percentage of sales increased in both periods due to lower sales. Research and development expenditures decreased 25.5% for the quarter and 22.7% for the six months ended January 31, 2002, over the same periods last year. The decrease reflects more focused spending, better tracking and allocation of costs and variations in project timing. As a percentage of sales, research and development expenses decreased from 4.1% to 3.5% for the quarter and from 3.9% to 3.4% for the six-month period.

         Operating income was $9,386,000 for the quarter and $21,054,000 for the six months ended January 31, 2002, compared to $14,056,000 and $32,468,000 for the same periods last year because of the factors cited above. Excluding goodwill amortization, operating income in the prior year would have been $15,632,000 in the quarter and $35,541,000 for the six-month period.

         Investment and other income increased $158,000 for the quarter and increased $548,000 for the six months ended January 31, 2002, compared to same periods last year.

         Income before income taxes decreased 39.3% for the quarter and 38.9% for the six months ended January 31, 2002, compared to prior-year results, excluding goodwill amortization in both periods. The Company's effective tax rate was 34.6% for the quarter compared to 34.3% for the same quarter of the previous year, excluding goodwill amortization in both years. For the six months ended January 31, 2002, this percentage was 34.6% compared to 35.0% for the same period last year, excluding goodwill amortization in both periods. The decrease was the result of changes in the mix of earnings in the Company's international operations.

         Net income for the three months ended January 31, 2002, decreased 39.6% to $6,138,000 compared to $10,165,000 for the same quarter of the previous year, excluding goodwill amortization in both periods. For the six months ended January 31, 2002, net income decreased 38.6% to $14,133,000 from $23,000,000 for the same period last year, excluding goodwill amortization in both periods. On a Class A Common Share basis, diluted net income for the three months ended January 31, 2002, was $0.26 compared to $0.37 per share for the same quarter of the previous year or $0.44 per share excluding goodwill amortization in the prior year first quarter. For the six months ended January 31, 2002, Class A Common Share diluted net income was $.60 compared to $.99 per share for the same period last year, excluding goodwill amortization. The decrease in the current quarter was primarily due to the sales shortfalls discussed above offset by restructuring and cost reduction efforts.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales decreased 19.2% for the three months ended January 31, 2002, from the same period last year. For the six months ended January 31, 2002, ISST sales were 19.8% lower than the same period last year. Base business in local currency decreased 23.8% in the quarter and 23.9% for the six month period ended January 31, 2002. Acquisitions increased sales over prior year 6.0% in the quarter and 5.4% for the six months ended January 31, 2002. Contributing to the decrease was the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 1.5% in the quarter and 1.2% for the six months ended January 31, 2002. Latin America and the United States showed sales declines in local currency for the quarter, while Europe was up slightly and Asia Pacific sales showed a double-digit increase in the quarter. The domestic decrease related to softness in the electronic and telecommunications and industrial markets. Profit as a percentage of sales decreased from 21.1% to 11.4% for the quarter and from 22.9% to 13.7% for the six months ended January 31, 2002. The decrease was primarily a result of the decline in sales.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales decreased 3.8% for the quarter and 3.4% for the six months ended January 31, 2002, compared to the same periods last year. Base sales in local currency decreased 3.1% in the quarter and 2.8% for the six months ended January 31, 2002, compared to the same periods last year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 1.2% in the quarter and .9% for the six months ended January 31, 2002. Sales in local currencies for the quarter were up in Europe and Latin America and down in Asia Pacific and the United States. Profit as a percentage of sales decreased to 23.1% from 23.4% in the quarter and to 24.4% from 25.3% for the six months ended January 31, 2002, compared with the same periods the prior year.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of January 31, 2002, was 2.9. Cash and cash equivalents were $70,006,000 at January 31, 2002, compared to $62,811,000 at July 31, 2001. The increase was primarily due to continued strong cash flow provided by operating activities, offset by investments in property, plant and equipment and payment of dividends. Working capital increased $5,840,000 during the six months ended January 31, 2002, to $129,670,000.

         Cash flow from operations totaled $26,021,000 for the six months ended January 31, 2002, compared to $14,003,000 for the same period last year. The improvement was primarily the result of changes in accounts receivable, inventory and current liabilities. Capital expenditures were $6,474,000 in the six months ended January 31, 2002, compared to $12,341,000 in the same period last year. Cash used for acquisitions was $3,848,000 for the six months ended January 31, 2002. Cash used in financing activities was $7,603,000 for the six-month period ended January 31, 2002, resulting primarily from payments of dividends to the Company's stockholders. Cash flows used in financing activities for the same period last year were $15,109,000 related to payment of dividends and principal payments on debt.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.2% and 1.4% at January 31, 2002 and July 31, 2001, respectively.

         The Company maintains a maximum $200 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of January 31, 2002. At January 31, 2002, approximately $115 million of the line of credit was available to the Company.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse - Earning Customer Loyalty through Integrated Processes and Systems Everywhere. This initiative is intended to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $25,600,000 in the project. The Company estimates that about 50% of that cash outlay will be capitalized.

         The Company believes that its cash and cash equivalents, the cash flow from operating activities and available line of bank credit are adequate to meet the Company's current and anticipated investing and financing needs.

 Forward-Looking Statements

         Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, may contain "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "intend," "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends.


         The ability of the Company to attain management's goals and objectives are materially dependent on numerous factors, including those set forth herein.

Economic Conditions

         Operating results are significantly influenced by general economic conditions and growth or contraction of the principal economies in which we operate, including the United States, Canada, Europe, Latin America and the Asia-Pacific region. This is especially true with respect to growth or contraction of the industrial and technology sectors of those economies. All economies in which we operate are cyclical and the rates of growth or contraction can vary substantially. Because we have few long-term contracts, we generally ship products within a short period of time from receiving orders and thus maintain only a small backlog. The extent to which we can rapidly adjust our cost structure and output to changing economic conditions may have a significant effect on our future profitability.

Currency Fluctuations

         Approximately half of our sales are in foreign currencies, which fluctuate in relationship to one another and to the United States dollar. Fluctuations in currencies can cause transaction, translation and other losses. These fluctuations can have an adverse effect on our reported sales and earnings.

Cost of Raw Materials

         As a manufacturer, our sales and profitability are also dependent upon availability and cost of raw materials and the ability to control or pass on costs of raw materials and labor. Inflationary and other increases in the costs of raw materials and labor have occurred in the past and are expected to recur. Our ability to reflect these costs in increased selling prices for our products, increasing our productivity, and focusing on higher profit businesses, will significantly influence our ability to maintain our margins. Past performance may or may not be replicable in the future.

Reliance on Suppliers

         Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. If shortages or delays occur, our operating results could suffer until other sources can be developed.

New Products

         A significant portion of the revenues in each of our recent fiscal years has been represented by sales of products we have introduced within three years prior to the period. Our ability to develop and successfully market new products and to develop, acquire and retain necessary intellectual property rights is therefore essential to maintaining our growth, which ability cannot be assured.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures

         Part of our historic growth has come through acquisitions. We may also engage in strategic alliances, joint ventures and divestitures. Our ability to effectively evaluate potential acquisition, strategic alliance, joint venture or divestiture transactions and to effectuate such transactions at a reasonable price can affect our profitability. In addition, acquisitions, strategic alliances and joint ventures may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

    - The hiring and retention of key employees,
    - Management of facilities and employees in separate geographic areas,
    - The integration or coordination of different research and development and product manufacturing facilities, and
    - Systems integration and implementation.


         All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Intellectual Property

         We generally rely upon patent, copyright, trademark and trade secret laws in the U.S. and in certain other countries, and agreements with our employees and customers to establish and maintain our property rights in our technology and products. However, any of our intellectual property rights could be challenged, invalidated or circumvented. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

Environmental
         Some of our operations use substances regulated under various federal, state and foreign laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. However, a failure to comply with applicable standards or the accidental emission of or exposure to hazardous materials could give rise to significant monetary liability. Also, the imposition of new governmental standards or requirements could materially increase our cost of operation.

Effect of International Political Considerations

         Our international operations may be significantly influenced by political, economic and regulatory conditions (including tariffs) in the countries in which we conduct our operations.

Other

         Other factors include costs and other effects of interest rate increases; legal and administrative cases and proceedings, settlements, judgments and investigations, claims, and changes in those items; adoption of new, or revised accounting policies and practices and the application of such policies and practices; the successful implementation of a new enterprise-resource-planning system; business reorganizations or combinations; loss of significant contract or customer; the euro conversion; the ability and willingness of purchasers to substitute other products for the products that we distribute; and pricing, purchasing, financing and promotional decisions by intermediaries in the distribution channel.


         The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to be materially different from those that may be expressed or implied in any forward-looking statement made by, or on behalf, of the Company. Other factors not discussed in this statement could also have material adverse effects concerning forward-looking objectives or estimates. The Company assumes no obligation to update the information included in this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk

         The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of estimated exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 15, 2001. At the meeting the following persons were elected to serve as company directors by 100% of the Class B Common Voting Stock until the next annual meeting of shareholders and until their successors have been elected:

            Richard A. Bemis
            Robert C. Buchanan
            Mary K. Bush
            Frank W. Harris
            Katherine M. Hudson
            Frank R. Jarc
            Peter J. Lettenberger
            Gary E. Nei
            Roger D. Peirce

         Additionally on October 16, 2001, the Class B Common Voting Shareholders unanimously consented to the Brady Corporation 2001 Omnibus Incentive Stock Option Plan.

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               10.4 Form of Executive's Deferred Compensation Agreement, as amended
               10.5 Form of Director's Deferred Compensation Agreement, as amended
               10.26  Brady Corporation 2001 Omnibus Incentive Stock Plan

          (b)  Reports on Form 8-K.

               The Company was not required to file and did not file a report on Form 8-K during the quarter ended
               January 31, 2002.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES


                                  BRADY CORPORATION

Date:   March 14, 2002            /s/ K. M. Hudson
        ---------------           ----------------
                                  K. M. Hudson
                                  President & Chief Executive Officer


Date:   March 14, 2002            /s/ D.W. Schroeder
        ---------------           ------------------
                                  D.W. Schroeder
                                  Sr. Vice President & Chief Financial Officer
                                  (Principal Accounting Officer)