Form 10-Q
period 2002-04-30
BRADY CORP
filed 2002-06-13
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2002

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to _____
                         Commission File Number 1-14959

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

As of May 21, 2002, there were outstanding 21,306,130 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX


                                                                                                         Page
                                                                                                         ----
PART I.      Financial Information

 Item 1.     Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                                         3

             Condensed Consolidated Statements of
                   Income and Income Retained in the Business                                              4

             Condensed Consolidated Statements of Cash Flows                                               5

             Notes to Condensed Consolidated Financial Statements                                          6

 Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                    12

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                   15


PART II.     Other Information

 Item 6.     Exhibits and Reports on Form 8-K                                                             16

             Signatures                                                                                   17

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                       (UNAUDITED)
                                   ASSETS                                     APRIL 30, 2002    JULY 31, 2001
                                   ------                                     --------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $       70,270    $      62,811
   Accounts receivable, less allowance for losses ($2,009 and $2,297                   76,644           71,684
         respectively)
   Inventories                                                                         37,407           39,207
   Prepaid expenses and other current assets                                           20,804           21,291
                                                                              ----------------  ---------------

                            TOTAL CURRENT ASSETS                                      205,125          194,993

OTHER ASSETS:
   Goodwill - net                                                                     105,705           96,041
   Other                                                                               19,262           16,909
                                                                              ----------------  ---------------

                                                                                      124,967          112,950
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                             5,971            5,944
       Buildings and improvements                                                      49,947           47,611
       Machinery and equipment                                                        126,275          132,272
       Construction in progress                                                         2,650            6,474
                                                                              ----------------  ---------------

                                                                                      184,843          192,301
   Less accumulated depreciation                                                      102,753          107,768
                                                                              ----------------  ---------------

                     NET PROPERTY, PLANT AND EQUIPMENT                                 82,090           84,533
                                                                              ----------------  ---------------

TOTAL                                                                          $      412,182    $     392,476
                                                                              ================  ===============

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                            $       25,351    $      20,666
   Wages and amounts withheld from employees                                           27,513           26,767
   Taxes, other than income taxes                                                       3,250            1,496
   Accrued income taxes                                                                 8,257            8,460
   Other current liabilities                                                           12,086           12,364
   Short-term borrowings and current maturities on long-term debt                         273            1,410
                                                                              ----------------  ---------------

                            TOTAL CURRENT LIABILITIES                                  76,730           71,163

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 3,940            4,144
OTHER LIABILITIES                                                                      14,604           14,590
                                                                              ----------------  ---------------

                            TOTAL LIABILITIES                                          95,274           89,897

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                      2,855            2,855
   Class A nonvoting common stock - Issued 21,304,697 and                                 213              211
        21,149,551 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares                   18               18
   Treasury Stock - 4,548 Class A Common Shares, at cost                                (132)            (132)
   Additional paid-in capital                                                          39,451           35,806
   Income retained in the business                                                    286,469          276,779
   Cumulative other comprehensive (loss)                                             (11,544)         (12,016)
   Other                                                                                (422)            (942)
                                                                              ----------------  ---------------

                            TOTAL STOCKHOLDERS' INVESTMENT                            316,908          302,579
                                                                              ----------------  ---------------

TOTAL                                                                          $      412,182    $     392,476
                                                                              ================  ===============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                                                           (Unaudited)

                                                                Three Months Ended April 30,           Nine Months Ended April 30,
                                                                   2002               2001              2002              2001
                                                             ----------------   -----------------  ---------------  ----------------
Net Sales                                                     $      130,533     $       136,881     $    381,123     $     419,664

Operating expenses:

   Cost of products sold                                              63,516              64,298          187,591           194,655

   Research and development                                            4,520               4,740           13,140            15,891

   Selling, general and administrative                                49,781              51,350          146,622           160,157
                                                             ----------------   -----------------  ---------------  ----------------
Total operating expenses                                             117,817             120,388          347,353           370,703


Operating income                                                      12,716              16,493           33,770            48,961

Other income and (expense):

   Investment and other income - net                                     238                (142)             826              (101)

   Interest expense                                                      (15)                (97)             (34)             (282)
                                                             ----------------   -----------------  ---------------  ----------------

Income before income taxes                                            12,939              16,254           34,562            48,578


Income taxes                                                           4,464               6,095           11,954            18,378
                                                             ----------------   -----------------  ---------------  ----------------

Net Income                                                             8,475              10,159           22,608            30,200


Income retained in business at beginning of period                   282,329             277,436          276,779           265,462

Less dividends:

  Preferred stock                                                        (65)                (64)            (195)             (194)

  Common stock                                                        (4,270)             (4,015)         (12,723)          (11,952)
                                                             ----------------   -----------------  ---------------  ----------------

Income retained in business at end of period                  $      286,469     $       283,516    $     286,469    $      283,516
                                                             ================   =================  ===============  ================

Net income per Class A Nonvoting Common Share

                                                     Basic    $         0.36     $          0.44    $        0.97    $         1.32
                                                             ================   =================  ===============  ================

                                                   Diluted    $         0.36     $          0.44    $        0.96    $         1.30
                                                             ================   =================  ===============  ================

Net income per Class B Voting Common Share

                                                     Basic    $         0.36     $          0.44    $        0.94    $         1.29
                                                             ================   =================  ===============  ================

                                                   Diluted    $         0.36     $          0.44    $        0.93    $         1.27
                                                             ================   =================  ===============  ================

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                        (Unaudited)
                                                                                                     Nine Months Ended
                                                                                                         April 30,
                                                                                                  2002              2001
                                                                                             ----------------  ----------------
Operating activities:
Net income                                                                                    $       22,608    $       30,200
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                       11,799            16,182
  Loss on sale of property, plant & equipment                                                            605                15
  Gain on sale of securities                                                                               -             (722)
  Provision for losses on accounts receivable                                                            963             1,270
  Amortization of restricted stock                                                                       520               521
  Changes in operating assets and liabilities (Net of effects of business acquisitions):
     Accounts receivable                                                                             (3,830)           (3,096)
     Inventory                                                                                         3,536           (2,144)
     Prepaid expenses and other assets                                                                   323               896
     Accounts payable, accrued expenses and other liabilities                                          5,762           (9,346)
     Income taxes                                                                                    (1,196)             (396)
                                                                                             ----------------  ----------------
        Net cash provided by operating activities                                                     41,090            33,380

Investing activities:
  Acquisitions of businesses, net of cash acquired                                                  (12,749)           (6,630)
  Purchases of property, plant and equipment                                                         (9,513)          (15,260)
  Proceeds from sale of property, plant and equipment                                                    102               115
  Other                                                                                                   20               867
                                                                                             ----------------  ----------------
        Net cash used in investing activities                                                       (22,140)          (20,908)

Financing activities:
  Payment of dividends                                                                              (12,918)          (12,146)
  Proceeds from issuance of Class A Common Stock                                                       3,646             2,966
  Principal payments on debt                                                                         (1,369)           (8,106)
  Other                                                                                                    -           (1,715)
                                                                                             ----------------  ----------------
        Net cash used in financing activities                                                       (10,641)          (19,001)

Effect of exchange rate changes on cash                                                                (850)           (1,385)
                                                                                             ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                                                   7,459           (7,914)
Cash and cash equivalents, beginning of period                                                        62,811            60,784
                                                                                             ----------------  ----------------

Cash and cash equivalents, end of period                                                      $       70,270    $       52,870
                                                                                             ================  ================

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                    $          155    $          327
  Income taxes, net of refunds                                                                        11,726            16,353
Acquisitions:
  Fair value of assets acquired, net of cash                                                  $        5,667             7,920
  Liabilities assumed                                                                                (1,789)           (4,299)
  Goodwill                                                                                             8,871             3,009
                                                                                             ----------------  ----------------

     Net cash paid for acquisitions                                                           $       12,749    $        6,630
                                                                                             ================  ================

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 2002
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2002 and July 31, 2001, its results of operations for the three months and nine months ended April 30, 2002 and 2001, and its cash flows for the nine months ended April 30, 2002 and 2001. The condensed consolidated balance sheet at July 31, 2001 has been derived from the audited consolidated financial statements of that date and condensed.

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

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard for business combinations initiated after June 30, 2001.

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

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                                     Fiscal 2002                            Fiscal 2001
                                                                     -----------                            -----------
                                                          3rd Quarter             9-Month       3rd Quarter             9-Month
                                                          -----------             -------       -----------             -------
Reported net income                                        $8,475,000           $22,608,000     $10,159,000           $30,200,000
  Add: Goodwill amortization, net of tax                            -                     -       1,485,000             4,444,000
                                                           ----------           -----------     -----------           -----------

Adjusted net income                                        $8,475,000           $22,608,000     $11,644,000           $34,644,000
                                                           ==========           ===========     ===========           ===========

Net income per Class A Nonvoting
  Common Share - Basic:
     Reported net income                                   $     0.36           $      0.97     $      0.44           $      1.32
        Add: Goodwill amortization, net of tax                      -                     -            0.06                  0.19
                                                           ----------           -----------     -----------           -----------
     Adjusted net income                                   $     0.36           $      0.97     $      0.50           $      1.51
                                                           ==========           ===========     ===========           ===========

Net income per Class A Nonvoting
  Common Share - Diluted:
     Reported net income                                   $     0.36           $      0.96     $      0.44           $      1.30
        Add: Goodwill amortization, net of tax                      -                     -            0.06                  0.19
                                                           ----------           -----------     -----------           -----------
     Adjusted net income                                   $     0.36           $      0.96     $      0.50           $      1.49
                                                           ==========           ===========     ===========           ===========

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets and is effective for the Company on August 1, 2002. The impact of this pronouncement on the Company's financial results is not expected to be material.

NOTE C - Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the quarter ended April 30, 2002, are as follows:

                                                                                              Graphics &
                                                                                              Workplace
                                                                           ISST               Solutions            Total
                                                                         --------             ---------            -----
                 Balance as of January 31, 2002                        $58,421,000           $40,566,000       $ 98,987,000
                   Goodwill acquired during the period                          -              5,397,000          5,397,000
                   Translation adjustments and other                       543,000               778,000          1,321,000
                                                                       -----------           -----------       ------------
                 Balance as of April 30, 2002                          $58,964,000           $46,741,000       $105,705,000
                                                                       ===========           ===========       ============

         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142. The net book value of these assets was $4,317,000 at April 30, 2002. Amortization expense related to intangible assets was not material.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $9,938,000 and $6,852,000 for the three months ended April 30, 2002 and 2001, respectively, and $23,080,000 and $25,805,000 for the nine months ended April 30, 2002 and 2001, respectively.


NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                                    Fiscal 2002                              Fiscal 2001
                                                                    -----------                              -----------
                                                        3rd Quarter             9-Month           3rd Quarter            9-Month
                                                        -----------             -------           ------------           -------
Numerator:
   Net income                                            $8,475,000           $22,608,000          $10,159,000         $30,200,000
   Less:   Preferred stock dividends                       (65,000)             (195,000)             (65,000)           (194,000)
                                                         ----------           -----------          -----------         -----------

   Numerator for basic and diluted
       Class A net income per share                       8,410,000            22,413,000           10,094,000          30,006,000

   Less:  Preferential dividends                                  0             (705,000)                    0           (699,000)

   Less:  Preferential dividends on
       dilutive stock options                                     0              (10,000)                    0             (9,000)
                                                         ----------           -----------          -----------         -----------

   Numerator for basic and diluted
       Class B net income per share                      $8,410,000           $21,698,000          $10,094,000         $29,298,000
                                                         ==========           ===========          ===========         ===========


Denominator:
   Denominator for basic net income per
         share for both Class A and Class B              23,053,000            22,995,000           22,865,000          22,798,000
   Plus: Effect of dilutive stock options                   392,000               339,000              336,000             277,000
                                                         ----------           -----------          -----------         -----------

   Denominator for diluted net income per
       share for both Class A and Class B                23,445,000            23,334,000           23,201,000          23,075,000
                                                         ==========           ===========          ===========         ===========

Class A Common Stock net income per share:
       Basic                                             $     0.36            $     0.97           $     0.44         $      1.32
       Diluted                                           $     0.36            $     0.96           $     0.44         $      1.30

Class B Common Stock net income per share:
       Basic                                             $     0.36            $     0.94           $     0.44         $      1.29
       Diluted                                           $     0.36            $     0.93           $     0.44         $      1.27

         Options to purchase 16,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ending April 30, 2001, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 75,000 shares of Class A Common Stock were not included in the computations of diluted earnings per share for the nine months ending April 30, 2001, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F - Acquisitions

         In November 2001, the Company acquired StrandWare, Inc., located in Eau Claire, Wisconsin, a bar-code, label-design, and data-collection software developer. Also in November 2001, the Company acquired Safety Signs Service, located in Perth, Australia, a manufacturer and supplier of safety products. In April 2002, the Company acquired Temtec, located in Suffern, New York, a printing Company that develops and markets products for security applications. The combined purchase price of these acquisitions was approximately $13,600,000. Each of the acquisitions was for cash. The agreements include provisions for contingent payments up to a maximum of $4,000,000 based on the earnings of the acquired entities. The results of their operations have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements. The pro-forma results assuming the acquisitions had been consummated as of the beginning of the periods presented are not significant.

         Preliminary allocation of the purchase price of these acquisitions has been made, pending the outcome of a final valuation. Approximately $8,900,000 was assigned to goodwill and approximately $2,000,000 was assigned to patents, which will be amortized over a weighted average life of nine years.

NOTE G - Restructuring

         During the fourth quarter of fiscal 2001, the Company recorded a nonrecurring charge of $9,560,000 related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The workforce reduction of approximately 175 people was essentially completed in August 2001.

         A reconciliation of activity with respect to the Company's restructuring is as follows:

                  Ending balance, July 31, 2001                                         $6,937,000
                    Fiscal 2002 First Quarter Activity
                      Cash payments associated with severance and other                 (1,487,000)
                      Non-cash asset write-offs                                           (263,000)
                                                                                        -----------
                  Ending balance, October 31, 2001                                       5,187,000
                    Fiscal 2002 Second Quarter Activity
                      Cash payments associated with severance and other                 (1,474,000)
                      Non-cash asset write-offs                                            (97,000)
                                                                                        -----------
                  Ending balance, January 31, 2002                                       3,616,000
                    Fiscal 2002 Third Quarter Activity
                      Cash payments associated with severance and other                   (777,000)
                      Non-cash asset write-offs                                            (50,000)
                                                                                        -----------
                  Ending balance, April 30, 2002                                         2,789,000
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

Following is a summary of segment information for the three months ended April 30, 2002 and 2001:

(Dollars in Thousands)                               Identification
                                                       Solutions &       Graphics &         Corporate
                                                        Specialty         Workplace            and
                                                          Tapes           Solutions        Eliminations        Totals
                                                          -----           ---------        ------------        ------
Three months ended April 30, 2002:
----------------------------------
Sales from external customers                               $54,658         $75,875                   -        $130,533
Intersegment sales                                               58             225               $(283)              -
Segment operating profit                                      6,987          20,019                (549)         26,457

Three months ended April 30, 2001:
----------------------------------
Sales from external customers                               $62,542         $74,339                   -        $136,881
Intersegment sales                                              553             405               ($958)             --
Segment operating profit                                     12,757          19,612                (831)         31,538

Following is a summary of segment information for the nine months ended April 30, 2002 and 2001:

(Dollars in Thousands)                               Identification
                                                       Solutions &       Graphics &         Corporate
                                                        Specialty         Workplace            and
                                                          Tapes           Solutions        Eliminations        Totals
                                                          -----           ---------        ------------        ------
Nine months ended April 30, 2002:
---------------------------------
Sales from external customers                              $165,452        $215,671                   -        $381,123
Intersegment sales                                              386           1,388             ($1,774)              -
Segment operating profit                                     22,142          54,129              (1,643)         74,628

Nine months ended April 30, 2001:
---------------------------------
Sales from external customers                              $200,544        $219,120                            $419,664
Intersegment sales                                            2,182           1,593             ($3,775)              -
Segment operating profit                                     44,350          56,268              (1,917)         98,701

         Following is a reconciliation of profit for the three and nine months ended April 30, 2002 and 2001:

(Dollars in Thousands)                                                 Fiscal 2002                         Fiscal 2001
                                                                       -----------                         -----------
                                                            3rd Quarter           9-Month         3rd Quarter         9-Month
                                                            -----------           -------         -----------         -------
        Total profit from reportable segments                   $27,006            $76,271           $32,369          $100,618
        Corporate and eliminations                                 (549)            (1,643)             (831)           (1,692)
        Unallocated amounts:
            Administrative costs                                (13,342)           (39,105)          (12,787)          (43,302)
            Goodwill amortization                                    -                  -             (1,518)           (4,591)
            Interest-net                                            111                505               280               866
            Foreign exchange                                        111                285              (486)           (1,309)
            Other                                                  (398)            (1,751)             (773)           (2,012)
                                                                --------           --------          --------         ---------

        Income before income taxes                              $12,939            $34,562           $16,254          $ 48,578
                                                                ========           ========          ========         =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Results of Operations

         For the three months ended April 30, 2002, sales of $130,533,000 were 4.6% lower than the same quarter of the previous year. For the nine months ended April 30, 2002, sales of $381,123,000 were 9.2% lower than the same period last year. Sales of the Company's international operations increased 4.9% for the quarter and 4.1% for the nine-month period in local currencies. This increase was partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales growth by 2.2% in the quarter and 2.4% for the nine months ended April 30, 2002. Acquisitions increased international sales by 4.4% for the quarter and 5.5% for the nine-month period. International base sales (excludes the effect of acquisitions) in local currencies increased 0.5% for the quarter and decreased 1.5% for the nine months ended April 30, 2002. Sales of the Company's U.S. operations decreased 10.6% in the quarter and 17.4% for the nine months ended April 30, 2002. The decrease in U.S. base business was related to softness in the U.S. economy and the telecommunications, electronics and automatic identification industries. The decrease was partially offset by acquisitions, which increased U.S. sales growth by 1.4% for the quarter and 0.6% for the nine months ended April 30, 2002.

         The cost of products sold as a percentage of sales increased from 47.0% to 48.7% for the quarter and from 46.4% to 49.2% for the nine months ended April 30, 2002 compared to the same periods of the previous year. This increase was due primarily to the effect of a fixed cost structure being spread over a lower sales volume and the negative effect of the exchange rate on goods purchased by foreign subsidiaries. Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 38.1% for the quarter compared to 36.4% for the same quarter of the previous year, excluding goodwill amortization in both periods. For the nine months ended April 30, 2002, the same percentage was 38.5% compared to 37.1% for the same period last year, excluding goodwill amortization. SG&A as a percentage of sales increased in both periods due to lower sales. The decrease reflects more focused spending, better tracking and allocation of costs and variations in project timing. As a percentage of sales, research and development expenses remained flat at 3.5% for the quarter and decreased from 3.8% to 3.5% for the nine-month period.

         Operating income was $12,716,000 for the quarter and $33,770,000 for the nine months ended April 30, 2002, compared to $16,493,000 and $48,961,000 for the same periods last year because of the factors cited above. Excluding goodwill amortization, operating income in the prior year would have been $18,011,000 in the quarter and $53,552,000 for the nine-month period.

         Investment and other income increased $380,000 for the quarter and $927,000 for the nine months ended April 30, 2002, compared to same periods last year due to a more favorable foreign exchange environment.

         Income before income taxes decreased 27.2% for the quarter and 35.0% for the nine months ended April 30, 2002, compared to prior-year results, excluding goodwill amortization in both periods. The Company's effective tax rate was 34.5% for the quarter ended April 30, 2002 and for the same quarter of the previous year, excluding goodwill amortization in both years. For the nine months ended April 30, 2002, this percentage was 34.6% compared to 34.8% for the same period last year, excluding goodwill amortization in both periods.

         Net income for the three months ended April 30, 2002, decreased 27.2% to $8,475,000 compared to $11,644,000 for the same quarter of the previous year, excluding goodwill amortization in both periods. For the nine months ended April 30, 2002, net income decreased 34.7% to $22,608,000 from $34,644,000 for the same period last year, excluding goodwill amortization in both periods. On a Class A Common Share basis, diluted net income for the three months ended April 30, 2002, was $0.36 compared to $0.44 per share for the same quarter of the previous year or $0.50 per share excluding goodwill amortization in the prior period. For the nine months ended April 30, 2002, Class A Common Share diluted net income was $0.96 compared to $1.30 per share for the same period last year or $1.49 per share excluding goodwill amortization. The decrease in the current quarter was primarily due to the sales shortfalls discussed above offset by restructuring and cost reduction efforts.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales decreased 12.6% for the three months ended April 30, 2002, from the same period last year. For the nine months ended April 30, 2002, ISST sales were 17.5% lower than the same period last year. Base business in local currency decreased 16.1% in the quarter and 21.5% for the nine-month period ended April 30, 2002. Acquisitions increased sales over prior year 4.7% in the quarter and 5.1% for the nine months ended April 30, 2002. Contributing to the decrease was the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales growth within the group by 1.2% in the quarter and for the nine months ended April 30, 2002. The United States and Latin America each showed sales declines in local currency for the quarter, while Europe and Asia Pacific sales showed increases in the quarter. The domestic decrease related to softness in the electronic and telecommunications and industrial markets. Profit as a percentage of sales decreased from 20.4% to 12.8% for the quarter and from 22.1% to 13.4% for the nine months ended April 30, 2002. The decrease was primarily a result of the decline in sales.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales increased 2.1% for the quarter and decreased 1.6% for the nine months ended April 30, 2002, compared to the same periods last year. Base sales in local currency increased 1.7% in the quarter and decreased 1.3% for the nine months ended April 30, 2002, compared to the same periods last year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced sales within the group by 0.8% in the quarter and 0.9% for the nine months ended April 30, 2002. Sales in local currencies for the quarter were up slightly in Europe and the United States with near double digit increases in Latin America and Asia Pacific. Profit as a percentage of sales remained flat at 26.4% in the quarter and decreased to 25.1% from 25.7% for the nine months ended April 30, 2002, compared with the same periods the prior year.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of April 30, 2002, was 2.7. Cash and cash equivalents were $70,270,000 at April 30, 2002, compared to $62,811,000 at July 31, 2001. The increase was primarily due to continued strong cash flow provided by operating activities, offset by investments in property, plant and equipment and payment of dividends. Working capital increased $4,565,000 during the nine months ended April 30, 2002, to $128,395,000.

         Cash flow from operations totaled $41,090,000 for the nine months ended April 30, 2002, compared to $33,380,000 for the same period last year. The improvement was the result of longer payment terms with our vendors, lower incentive payments to employees in fiscal 2002 and lower inventories due to the lower sales volume and lower inventory requirements as a result of our facilities consolidation performed in our July 2001 restructuring. Capital expenditures were $9,513,000 in the nine months ended April 30, 2002, compared to $15,260,000 in the same period last year. Cash used for acquisitions was $12,749,000 for the nine months ended April 30, 2002 compared to $6,630,000 for the same period in the prior year. Cash used in financing activities was $10,641,000 for the nine-month period ended April 30, 2002, resulting primarily from payments of dividends to the Company's stockholders. Cash flows used in financing activities for the same period last year were $19,001,000 related to payment of dividends and principal payments on debt.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.2% and 1.4% at April 30, 2002 and July 31, 2001, respectively.

         The Company maintains a maximum $200 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of April 30, 2002. At April 30, 2002, approximately $94 million of the line of credit was available to the Company. The Company is in compliance with the covenants of the agreement.

         During the second quarter of fiscal 2000, Brady began a Company-wide process-improvement initiative, known as Eclipse - Earning Customer Loyalty through Integrated Processes and Systems Everywhere. This initiative is intended to improve and standardize processes throughout the Company and install new technology to support those processes. The Company estimates this initiative will take approximately three years to complete with total cash outlay of approximately $30,000,000. To date, the Company has invested approximately $27,700,000 in the project. Approximately 41% of the cash outlay has been capitalized.

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


         The ability of the Company to attain management's goals and objectives are materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others are incorporated by reference in the Brady Corporation 2002 second quarter Form 10-Q filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10.27 Revolving Credit Facility Credit Agreement

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on Form 8-K during the quarter ended April 30, 2002.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SIGNATURES


                                    BRADY CORPORATION

Date:  June 13, 2002                /s/ K. M. Hudson
       -------------                ----------------
                                    K. M. Hudson
                                    President & Chief Executive Officer


Date:  June 13, 2002                /s/ D.W. Schroeder
       -------------                ------------------
                                    D.W. Schroeder
                                    Sr. Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)