Form 10-K
period 2002-07-31
BRADY CORP
filed 2002-10-23
CIK 746598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2002
                         COMMISSION FILE NUMBER 1-14959

                             ---------------------

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

     The aggregate market value of the non-voting common stock held by non-affiliates of the entity as of October 1, 2002 was approximately $580,858,102, (based on closing sale price of $32.85 per share on that date as reported for the New York Stock Exchange). As of October 1, 2002, there were outstanding 21,345,841 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
      BRADY CORPORATION 2002 ANNUAL REPORT, INCORPORATED INTO PART II & IV
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                        ------
                                    PART I
Item 1.   Business
          General Development of Business.............................     I-1
          Financial Information About Industry Segments...............     I-1
          Narrative Description of Business:
            Overview..................................................     I-1
            Business Strategy.........................................     I-1
            Growth Strategy...........................................     I-2
            Products..................................................     I-3
            Marketing and Sales.......................................     I-5
            Manufacturing Process and Raw Materials...................     I-6
            Technology and Product Development........................     I-6
            International Operations..................................     I-7
            Competition...............................................     I-7
            Backlog...................................................     I-7
            Environment...............................................     I-7
            Employees.................................................     I-7
            Acquisitions..............................................     I-7
          Financial Information About Foreign and Domestic Operations
          and Export Sales............................................     I-8
Item 2.   Properties..................................................     I-8
Item 3.   Legal Proceedings...........................................     I-8
Item 4.   Submission of Matters to a Vote of Security Holders.........     I-8

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    II-1
Item 6.   Selected Financial Data.....................................    II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    II-1
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    II-9
Item 8.   Financial Statements and Supplementary Data.................   II-10
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   II-35

                                                                         PAGE
                                                                        ------
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........   III-1
Item 11.  Executive Compensation......................................   III-3
            Summary Compensation Table................................   III-3
            Stock Options.............................................   III-4
            Common Stock Price Performance Graph......................   III-6
            Compensation of Directors.................................   III-6
            Termination of Employment and Change in Control
            Arrangements..............................................   III-6
            Restricted Stock..........................................   III-7
            Compensation Committee Interlocks and Insider
            Participation.............................................   III-7
            Money Purchase and 401(k) Plan............................   III-7
            Deferred Compensation Arrangements........................   III-8
            Compensation Committee Report on Executive Compensation...   III-9
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  III-11
Item 13.  Certain Relationships and Related Transactions..............  III-13

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................    IV-1
Signatures............................................................    IV-5
Certifications........................................................    IV-6

                                     PART I

     Brady Corporation and Subsidiaries are referred to herein as the "Company" or "Brady".

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Company, a Wisconsin corporation founded in 1914, currently operates 25 manufacturing facilities worldwide. Ten are located in the United States, three in Australia, two each in Brazil and France and one each in Belgium, Canada, China, England, Germany, Italy, Japan and Singapore. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Sweden, Taiwan and the United States. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

     Brady Corporation is a leading international manufacturer and marketer of high-performance identification solutions and specialty coated materials. The Company's products consist of over 50,000 stock and custom items as well as complete identification systems that are used by the Company's customers to create safer work environments for employees, improve production and operating efficiencies, and increase the utilization of assets through tracking and inventory process controls. Major product categories include: industrial identification solutions and specialty tapes and graphics and workplace solutions.

     The Company's products are sold in a variety of markets, including electrical, electronic, telecommunication, governmental, public utility, computer, construction, general manufacturing, laboratory, transportation equipment and education. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (OSHA) and the Environmental Protection Agency (EPA), or by the need to identify and track assets, or to direct, warn, inform, train and protect people. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 2002 consisted of more than 300,000 companies, with the largest customer representing just over 5% of net sales. Sales from international operations represented 48.5%, 44.0%, and 44.4% of net sales in fiscal 2002, 2001, and 2000, respectively.

BUSINESS STRATEGY

     Brady's mission is to be the world leader in identification and material solutions that help companies improve productivity, performance, safety and security. The Company's goal is to accomplish this objective by offering a broad range of high-quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that has a component focused upon growth, profitability and return on invested capital. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

     Product innovation. The Company continually seeks to improve existing products and to develop innovative products to satisfy customers' requirements and expectations. Brady's commitment to product innovation is reflected in research and development efforts that include approximately 175 employees primarily dedicated to research and development activities in the United States, Canada, Belgium, France and Singapore.

     Breadth of product line. The Company's products include over 50,000 stock as well as custom items. The number of products offered allows Brady to serve as a one-stop shopping network for customers. Additionally, management believes that the Company provides a broader range of identification solutions than many of its competitors.

     Focus on customers. The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased investment in telecommunications and management information systems worldwide.

     Niche markets. The Company strives to be a major player in niche markets that allow the Company to leverage its capabilities in specialty materials, die-cut parts and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical and safety markets with certain products such as wire markers, pipe markers, safety signs and printing systems. It also is a leader in high performance work-in-process labels, precision die-cut materials and bar-code-label-generation software.

GROWTH STRATEGY

     The major elements of the Company's strategy for growth include:

     New products and new markets. The Company, through strong product innovation and development activities, seeks continually to introduce new products and explore additional applications for products in existing and new markets. Through its market planning process, the Company seeks to fully understand the broad needs of each of its major market segments and determine a strategy to meet those needs in each segment.

     Increased market penetration. The Company seeks to increase market penetration in existing domestic and international markets through existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company is aligning more closely with distributors, expanding its current sales force and pursuing additional channels.

     Geographic expansion. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $250,518,000 or 48.5% of net sales in fiscal 2002. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in Eastern Europe, the Pacific Rim and Latin America.

     Strategic acquisitions and joint ventures. While the Company intends to continue pursuing internal growth through the above strategies, it also intends, where practical, to fill product lines or market sectors, open new geographic markets, acquire new technology, and strengthen product offerings through the pursuit of strategic acquisitions and joint ventures.

     E-business. E-Business will help support growth as the Company works to make every Brady business an electronic or Internet-enabled business. Brady's long-term goal is to transact 50 percent of its business electronically. Brady has increased investments in e-commerce and information technology to help it achieve this goal.

     Process Improvement. Process Improvement will also support the Company as it grows. Brady has been working over the last three years on its Earning Customer Loyalty through Integrated Processes and Systems Everywhere (Eclipse) initiative, a global project creating one Brady enterprise with common and shared processes supported by a single integrated system (SAP). This will allow Brady to better anticipate and serve the future needs of its customers while making improvements in working capital measures and Selling, General and Administrative (SG&A) expense. As of July 31, 2002, approximately 45% of Brady's global operations were operating on this system.

PRODUCTS

     The Company's products consist of over 50,000 stock and thousands of custom items as well as complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: identification solutions and specialty tapes products including wire and cable markers, high-performance labels, laboratory identification products, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems and specialty tapes and precision die-cut solutions; graphics and workplace solutions products including signs, pipe and valve markers, storage markers, asset identification tags, lockout/tagout products, traffic-control products, printing systems, software and graphics products.

     Many of the Company's stock products were originally designed, developed and manufactured as custom products for a specific purchaser. However, such products have frequently developed wide industry acceptance and become stock items offered by the Company through mail-order and distributor sales. The Company's most significant types of products are described below.

IDENTIFICATION SOLUTIONS AND SPECIALTY TAPES PRODUCTS

  WIRE AND CABLE MARKERS

     Brady manufactures a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and their termination points. Such products may be used in virtually every industrial, power and communication market to specify the origination and/or destination of wiring and to facilitate repair or maintenance of equipment and data communication and electrical wiring systems.

  HIGH PERFORMANCE LABELS

     Brady produces a complete line of label materials to meet customers' needs for identification that performs under harsh or sensitive conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels on site, on demand, using thermal-transfer, laser, dot-matrix and inkjet printers. Brady labels range from static-dissipative labels for use on electronic components to labels that withstand extreme conditions, such as 1000 degrees Fahrenheit temperatures and harsh chemicals. Such products may be used in the general industrial or electronics manufacturing markets, among others.

  SOFTWARE AND PRINTING SYSTEMS

     The Company designs and produces various computer software packages, industrial thermal-transfer and dot matrix printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site.

  AUTOMATIC IDENTIFICATION AND DATA-COLLECTION SYSTEMS

     Brady's automatic identification and data collection solutions include bar-code-label-generating software and bar-code tags and labels to enable accurate tracking of manufacturing, warehousing, receiving and shipping data. The Company's software applications, integration services, fixed station terminals, high-speed printers and associated customized consumable products allow its customers, in a wide variety of markets, to have a higher degree of knowledge and control over production, asset management and all phases of inventory control, including receiving, warehousing, work-in-process, finished goods and shipping.

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

  PRECISION DIE-CUT SOLUTIONS

     The Company develops customized precision die-cut solutions which are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, personal data assistants, computer hard drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services.

GRAPHICS AND WORKPLACE SOLUTIONS PRODUCTS

  SIGNS

     The Company manufactures safety and informational signs for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company's sign products are categorized by type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings. The Company also offers architectural signage products including sign systems, nameplates, Braille signs and desk plates.

  PIPE AND VALVE MARKERS

     The Company manufactures both self-adhesive and mechanically applied stock and custom-designed pipe markers, and plastic and metal valve tags for the identification of pipes and control valves in the mechanical contractor and process industry markets. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the system.

  WAREHOUSE PRODUCTS

     The Company produces signs, self-adhesive and self-aligning die-cut numbers and letters, labels, signs and tags used to mark warehouse locations and identify inventory. Warehouse products are primarily used by industrial companies in storage facilities such as warehouses, factories, stockrooms and other facilities.

  ASSET IDENTIFICATION MARKERS

     Brady offers a wide range of asset-identification products that are an important part of an effective asset management program in a wide variety of markets. These include self-adhesive or mechanically mounted labels or tags made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties.

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

  SECURITY CONTROL PRODUCTS

     The Company offers identification and security products including a variety of self-expiring badges, security seals, parking permits and wristbands designed for visitor control in financial, governmental, educational and commercial facilities including meeting and convention sites. Some of these products make use of migratory ink technology, which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration.

  TRAFFIC CONTROL PRODUCTS

     The Company offers a wide variety of traffic control devices including traffic signs, directional and warning signs, parking tags and permits, barriers, cones and other devices.

  GRAPHICS PRODUCTS

     Brady serves the identification and information needs of various non-industrial markets with a variety of easy-to-use printing systems and consumable supplies. It provides lettering and labeling systems, poster printers, laminators and supplies to education and training markets.

  OTHER

     The Company also offers sign-making kits, barricading products, visual warning systems, floor-marking products, safety badges, photo-identification kits, and first aid cabinets/kits, among others.

OTHER PRODUCTS

     The Company also sells a variety of other products, none of which individually accounts for a material portion of its sales, including: hospital and clinical labels, packing and shipping goods, name plates, and quality and production control products, among others.

MARKETING AND SALES

     The Company's products are sold in a wide variety of markets including electrical, electronic, telecommunications, governmental, public utility, commercial office, computer, construction, general manufacturing, laboratory, transportation equipment and education. Brady has a diverse customer base that consisted of over 300,000 customers in fiscal 2002. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would not have a material adverse effect upon the Company's business. In fiscal 2002, Brady's largest customer accounted for just over 5% of the Company's net sales.

     Brady seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from its competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order-catalog marketing and electronic access through the Internet. The Company currently has over 4,000 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. To support the needs of its direct customers and its distributor network, the Company employs a sales force of over 500 people. The Company's sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical support and product-application advice.

     The Company direct markets certain products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalog operations are conducted through offices in the U.S., Australia, Brazil, Canada, England, France, Germany and Italy, and include foreign-language catalogs.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating, converting, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent- or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing costs. The Company produces the majority of the adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. A growing part of the Company's manufacturing is done through a Web-to-Workbench(TM) process. In this process, orders received for items such as signs and asset identification labels are sent directly from the Internet to the manufacturing floor. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

     The materials used in the products manufactured by the Company consist primarily of plastic sheets and films (primarily polyesters, vinyls and polycarbonates), paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers and solvents. The Company purchases its raw materials from many suppliers and is not dependent upon any single supplier for any of its critical base materials.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company focuses its research and development efforts on material development, systems design and software development. Material development involves the application of surface chemistry concepts to coatings and adhesives applied to a variety of base materials. Systems design integrates materials, custom firmware and a variety of printing technologies to form a complete solution for customer applications or the Company's own production requirements.

     The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, computer-generated wire markers, systems for aligning letters and patterns, and visually changing paper. Although the Company believes that its patents are a significant factor in maintaining market position for certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents.

     The Company conducts much of its technology and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $17,300,000, $20,300,000, and $20,600,000 in fiscal 2002, 2001, and 2000, respectively, on its research and development activities. In fiscal 2002, approximately 175 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

     The Company's name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

INTERNATIONAL OPERATIONS

     In fiscal 2002, 2001, and 2000, sales from international operations accounted for 48.5%, 44.0%, and 44.4% respectively, of the Company's net sales. The Company's global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, Italy, Japan, Mexico, Singapore, and Sweden and sales offices in Hong Kong, Korea, Malaysia, the Philippines, and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, Brazil, China, Germany and Hungary in the last three years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

     The markets for most of the Company's products are competitive. The Company believes that it is one of the leading domestic producer of self-adhesive wire markers, safety signs, pipe markers, precision die-cut materials and bar-code-label-generating software. The Company competes for business principally on the basis of product quality, performance, service, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world's major adhesive and electrical product companies offering some competing products as part of their product lines. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

     As of July 31, 2002, the amount of the Company's backlog orders believed to be firm was approximately $22,300,000. This compares with approximately $22,100,000 and $27,100,000 of backlog orders as of July 31, 2001 and 2000, respectively. Average delivery time for the Company's orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

     As of July 31, 2002, the Company employed approximately 3,200 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any labor contract and considers its relations with employees to be excellent.

ACQUISITIONS

     Information about the Company's acquisitions is provided in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

ITEM 2.  PROPERTIES

     The Company currently operates 25 manufacturing facilities. Ten are located in the United States, three in Australia, two each in Brazil and France and one each in Belgium, Canada, China, England, Germany, Italy, Japan and Singapore. The Company's present operating facilities contain a total of approximately 1,623,000 square feet of space, of which approximately 828,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the course of business. The Company is not currently a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information

     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC and on the Berlin Stock Exchange under the number 900104. There is no trading market for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this Item is incorporated by reference to Page 8 of the Brady Corporation 2002 Annual Report.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 10, 2002, was 350 and 3, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.033 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company's revolving credit agreement requires that it maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2002, the required consolidated net worth was approximately $255,000,000 and the Company's actual consolidated net worth was approximately $324,000,000.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

                                                                                                        YEAR
                                                                                                       ENDING
                                       2001                                    2002                     2003
                       -------------------------------------   -------------------------------------   -------
                       1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                       -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A..............   $.18      $.18      $.18      $.18      $.19      $.19      $.19      $.19      $.20
Class B..............    .15       .18       .18       .18       .16       .19       .19       .19       .17

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 6 and 7 of the Brady Corporation 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Fiscal 2002 was the second straight year of difficult business conditions and disappointing sales and earnings results for Brady Corporation. Despite the challenges of a weak U.S. economy in the short term, we remained committed to investing in our businesses on a global basis for the long term. We continued with our key initiatives of process improvement through building an integrated global infrastructure of facilities and capabilities. We focused on meeting the needs of our customers with innovative new products and exceptional service through global expansion. Above all, we maintained an unwavering adherence to the highest standards of integrity.

     The recovery from the recession that has stalled our growth has not come as quickly or as strongly as we had hoped. Our sales for fiscal 2002 were $517.0 million, down 5.3 percent from $545.9 million in fiscal 2001. Our Graphics and Workplace Solutions group began to see some signs of stabilization in its markets, but sales for our Identification Solutions & Specialty Tapes (ISST) group declined as its higher tech markets, particularly telecommunications and electronics, continued to struggle. Regionally, U.S. sales slipped, but we saw gains in China, parts of Europe, and Latin America.

     Our reported net income for fiscal 2002 was $28.3 million or $1.20 per diluted share, compared to $27.5 million or $1.18 per diluted share in the previous year. To ensure that our cost structure reflects the levels of current activity, we reduced our workforce by about 3 percent, and are consolidating some resources and facilities at our U.S., European, and Asian operations, with expected pre-tax savings of about $4 million in fiscal 2003. As a result, we took a restructuring charge of $3.0 million pre-tax in the fourth quarter of fiscal 2002. Excluding non-recurring items and goodwill amortization in both years, net income for fiscal 2002 was $30.0 million or $1.28 per diluted share compared to $39.4 million or $1.70 per diluted share in fiscal 2001.

     Brady maintains a strong balance sheet, with virtually no debt, and solid cash reserves of $76.0 million, up from $62.8 million at the end of fiscal 2001, even after investments in strategic initiatives for process improvement, e-business, global expansion, research and development, and dividend payments to our shareholders.

YEAR ENDED JULY 31, 2002, COMPARED TO YEAR ENDED JULY 31, 2001

     Sales for fiscal 2002 decreased by $28,982,000 or 5.3% from fiscal 2001. Sales of the Company's international operations increased 4.7% in U.S. dollars. The acquisition of Balkhausen GmbH in March 2001, Eset in July 2001 and Safety Signs Service in November 2001 increased international sales by 4.4% in fiscal 2002. International base business increased by 0.8% in local currencies. These increases were partially offset by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which reduced international sales by 0.5%. Sales of the Company's U.S. operations decreased 13.0%, with a base business decline of 14.3% partially offset by the acquisitions of Strandware, Inc. in November 2001 and Temtec, Inc in April 2002, which added 1.3% to sales.

     The cost of products sold as a percentage of sales increased from 47.1% to 49.6%. The increase was due to higher unabsorbed manufacturing overhead costs, changes in product mix and the impact of a full year of Balkhausen's operations compared to four months in fiscal 2001; Balkhausen operations have lower margins than the company average due to a high portion of pass through items in their sales mix.

     Selling, general and administrative expenses as a percentage of sales decreased to 39.1% from 41.0% in fiscal 2001. Fiscal 2002 expenses include a net nonrecurring charge of $2,720,000 which included a $3,030,000 charge relating primarily to consolidation of facilities in Asia/Pacific, United States and Europe and a workforce reduction of approximately 3 percent, offset by a $310,000 adjustment to the fiscal 2001 severance accrual. Fiscal 2001 expenses included a nonrecurring charge of $9,560,000, primarily related to facilities consolidation and a workforce reduction of approximately 5 percent as well as goodwill amortization of $6,119,000. Excluding these nonrecurring items and goodwill amortization in both years, selling, general and administrative expenses as a percentage of sales increased from 38.1% to 38.6%, while decreasing in dollar amount by $8,819,000. The increase as a percentage of sales was due primarily to fixed administrative expenses spread over a lower sales base.

     Research and development investment as a percentage of sales was 3.3%, down from 3.7% in fiscal 2001.

     Operating income decreased $3,019,000 to $41,503,000 in fiscal 2002. Excluding the nonrecurring items in both years and goodwill amortization in fiscal 2001, operating income decreased $15,978,000 or 26.5% from $60,201,000 to $44,223,000.

     Investment and other income increased $1,028,000 from the prior year primarily due to the net effect of foreign exchange, primarily on intercompany transactions, improving over the prior year by approximately $2,000,000. Reductions in interest income of $800,000 partially offset the foreign exchange improvement.

     Income before income taxes was $43,135,000, a decrease of 3.7% compared to fiscal 2001's $44,790,000. Excluding the nonrecurring items in both years and goodwill amortization in fiscal 2001, income before income taxes in 2002 decreased 24.2%.

     The Company's effective tax rate decreased from 38.5% for fiscal 2001 to 34.5% for fiscal 2002. The large decrease in the effective rate is due to the effect of ceasing goodwill amortization on August 1, 2001.

     Net income was $28,253,000 for fiscal 2002, compared to $27,546,000 for fiscal 2001 due to the factors discussed above. Excluding the nonrecurring items (a $1,782,000 nonrecurring charge after-tax in fiscal 2002, a $5,879,000 nonrecurring charge after-tax in fiscal 2001 and goodwill amortization in fiscal 2001 of $5,939,000 after-tax), net income decreased 23.7% from the prior year.

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

     The cost of products sold as a percentage of sales increased from 44.6% to 47.1% in fiscal 2001. The increase was due to changes in product mix, fixed costs spread over a lower sales volume and negative foreign exchange impact.

     Selling, general and administrative expenses as a percentage of sales increased from 39.1% to 41.0% in fiscal 2001. Fiscal 2001 expenses included a nonrecurring charge of $9,560,000 primarily relating to facilities consolidation and a workforce reduction of approximately 5 percent. Fiscal 2000 expenses included $4,352,000 associated with the unsuccessful attempt to acquire Critchley Group plc. Excluding these nonrecurring items in both years, selling, general and administrative expenses as a percentage of sales increased from 38.3% to 39.2%. The increase was due primarily to fixed administrative expenses spread over a lower sales base.

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

     Investment and other income decreased $6,732,000 from fiscal 2000. Fiscal 2000 results included a $6,766,000 before-expenses gain from the Critchley transaction. Excluding this one-time gain, investment and other income increased $34,000.

     Income before income taxes was $44,790,000, a decrease of 41.2% compared to fiscal 2000's $76,131,000. Excluding the nonrecurring items in both years, income before income taxes in 2001 decreased 26.3%.

     The Company's effective tax rate increased from 38.0% for fiscal 2000 to 38.5% for fiscal 2001.

     Net income was $27,546,000 for fiscal 2001, compared to $47,201,000 for fiscal 2000 due to the factors discussed above. Excluding the nonrecurring items (a $5,879,000 nonrecurring charge after-tax in fiscal 2001 and a $1,497,000 net gain on the Critchley bid in fiscal 2000), net income decreased 26.9% from fiscal 2000.

BUSINESS SEGMENT OPERATING RESULTS

  IDENTIFICATION SOLUTIONS & SPECIALTY TAPES (ISST) GROUP

     ISST sales decreased 12.9% in fiscal 2002 (down 12.5% in local currencies) from fiscal 2001, following an increase of 0.3% in fiscal 2001 versus 2000. Base-business sales in fiscal 2002 were down 16.7% due to continued weakness in the global electrical, electronic, telecommunication and automatic identification markets. Acquisitions added 4.3% to the group's sales in fiscal 2002. Acquisitions included Balkhausen GmbH in March 2001, Eset GmbH in July 2001 and Strandware, Inc. in November 2001.

     Segment profit as a percentage of sales decreased from 19.7% in 2001 to 13.5% in 2002 as a result of the sales decline. Comparing fiscal 2000 to 2001, segment profit as a percentage of sales decreased from 26.1% to 19.7% as a result of sales decline in the group's higher margin products, the negative effect of foreign currencies and increased utility costs.

  GRAPHICS & WORKPLACE SOLUTIONS GROUP

     Graphics & Workplace Solutions' sales increased 1.4% in fiscal 2002 from fiscal 2001. The acquisitions of Safety Signs Service in November 2001 and Temtec, Inc. in April 2002 added 1.2% to the group's sales. Foreign currency did not have an impact on the group's sales in fiscal 2002 as compared to fiscal 2001. Sales decreased 1.9% in fiscal 2001 from fiscal 2000. Fiscal 2001 sales were negatively affected by the effect of foreign currency by 4.9%.

     Segment profit as a percentage of sales in the group declined to 24.8% in fiscal 2002 from 25.7% in fiscal 2001 due to a decline in gross margin. This decline was driven by lower sales volume in North America and production costs for a new product introduction. Segment profit as a percentage of sales in the Graphics Group increased to 25.7% in fiscal 2001 from 24.4% in fiscal 2000. The improvement in fiscal 2001 was due to cost control measures, continued refinement in mail plan techniques and improvement in productivity of selling and marketing expenses.

LIQUIDITY

     The Company's liquidity remains strong. Cash and cash equivalents were $75,969,000 at July 31, 2002, compared to $62,811,000 at July 31, 2001, and
$60,784,000 at July 31, 2000. Working capital increased $11,934,000 during fiscal 2002 to $135,764,000 at July 31, 2002.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $54,251,000 for fiscal 2002, $53,228,000 for fiscal 2001 and $48,408,000 for fiscal 2000.

     Capital expenditures were $13,095,000 in fiscal 2002, $20,770,000 in fiscal 2001 and $22,624,000 in fiscal 2000. Fiscal 2002's capital expenditures included new toolings for two new products, continued investment in software related to our E-clipse initiative, computers and building improvements in Europe. Fiscal 2001's capital expenditures included a new manufacturing location in Brazil, new software, computers and manufacturing equipment in Europe. Fiscal 2000 capital expenditures were primarily from capital investments related to new software, a new facility in the United States, a startup in China and a new global telecommunications system.

     In fiscal 2000, the Company made an unsuccessful bid for the purchase of Critchley Group plc in the United Kingdom. Associated transactions included the purchase of Critchley shares at a total cost of $22,931,000 in the third quarter and the subsequent sale of the shares in the fourth quarter for $27,345,000, before expenses.

     Financing activities required $13,385,000 in fiscal 2002, $22,676,000 in fiscal 2001 and $6,605,000 in fiscal 2000. Cash used for dividends to shareholders was $17,358,000 in fiscal 2002, $16,229,000 in fiscal 2001 and $15,260,000 in fiscal 2000. In fiscal 2000, net cash borrowed was $24,947,000, primarily used to purchase the Critchley securities, which was subsequently repaid in fiscal 2000 and 2001.

     In fiscal 1999, the Company entered into a $150,000,000 multicurrency revolving loan agreement with a group of six banks, which expires on September 23, 2004. On January 31, 2000, the multicurrency revolving loan was amended, increasing the amount available to $200,000,000. On October 31, 2001, the multicurrency revolving loan was amended to modify a financial covenant to restrict the amount of line of credit available to a multiple of domestic earnings. Under the agreement, the Company has the option to elect to have interest rates determined based upon the prime rate at PNC Bank N.A. plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. At July 31, 2002, approximately $107,000,000 of the line of credit was available to the Company under the formulas contained in the agreement. The agreement requires that the Company maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2002, the required consolidated net worth was approximately $255,000,000 and the Company's actual consolidated net worth on that date was approximately $324,000,000. At July 31, 2002 and 2001, there were no borrowings under this line of credit.

     Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 1.1% at July 31, 2002 and 1.4% at July 31, 2001 and 2000.

     The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions and joint ventures, which fit its growth strategy. Management believes the Company's cash and cash equivalents, available line of credit, and the cash flow it generates from operating activities are adequate to meet the Company's current investing and financing needs.

     The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors presented in other Company filings. However, the following additional information is provided to assist financial statement users.

     Operating Leases -- These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings, computer equipment) where the economic profile is favorable.

     Purchase Commitments -- The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties is reasonably likely to be incurred under these contracts based upon historical experience and current expectations.

     Other Contractual Obligations -- The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

     Related Party Transactions -- The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

     The Company's future commitments at July 31, 2002 for long-term debt and capital lease obligations, and operating lease obligations are as follows (dollars in thousands):

                                              LONG-TERM DEBT &
YEAR ENDING JULY 31,                           CAPITAL LEASES    OPERATING LEASES    TOTAL
--------------------                          ----------------   ----------------   -------
2003........................................       $  162            $ 8,867        $ 9,029
2004........................................          305              7,102          7,407
2005........................................          304              5,469          5,773
2006........................................          300              1,632          1,932
2007........................................          298              1,616          1,914
Thereafter..................................        2,544              3,196          5,740
                                                   ------            -------        -------
     Total..................................       $3,913            $27,882        $31,795
                                                   ======            =======        =======

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

EURO CONVERSION

     On January 1, 1999, the Euro was adopted as the national currency of 11 European Union member nations. During a three-year transition period, the Euro has been used as a non-cash transactional currency. The Company began conducting business in Euros in January 1999, and has changed its functional currencies during the three-year transition period. The conversion to the Euro did not have a significant operational impact or a material impact on the results of operations, cash flows or financial condition of the Company.

CRITICAL ACCOUNTING POLICIES

  ESTIMATES

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

  REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of goods to customers. The vast majority of the Company's revenue relates to sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company's business and the applicable rules guiding revenue recognition, the Company's revenue recognition practices do not contain estimates that materially affect results of operations.

  RESTRUCTURING

     Restructuring charges relate to the restructurings in fiscal 2002 and 2001. The Company provides forward-looking information about the restructuring activities, including estimated costs and savings. Such disclosures represent management's best estimate, but do require significant estimates that may change over time. However, the specific reserves recorded in each year under the restructuring activities are not considered highly uncertain, as discussed in more detail in Note 10 to the Consolidated Financial Statements.

  INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Changes in existing regulatory tax laws and rates may affect the Company's ability to successfully manage regulatory matters around the world, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company's accounting for deferred tax consequences represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Although certain changes cannot be reasonably assumed in the Company's current estimates, management does not believe such changes would result in a material period-to-period impact on the results of operations or financial condition.

  PURCHASE PRICE ALLOCATION

     The purchase price allocation process requires management estimates and judgment as to expectations for future cash flows of the acquired business and application of those cash flows to identifiable intangible assets in determining the estimated fair value for allocation purposes. If the actual results differ from the estimates and judgments used in the purchase price allocation, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in the amortization expense. In addition, FAS 142 requires that goodwill be tested annually for impairment. Changes in management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations.

NEW ACCOUNTING STANDARDS

     As of August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on at least a periodic basis.

     The Company performed the transitional assessment of goodwill on August 1, 2001 and the annual assessment on May 1, 2002. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to their respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company's reporting units exceeded their carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2002.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted both SFAS No. 143 and SFAS No. 144 in August 2002. The Company does not expect the statements to have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

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

     The ability of the Company to attain management's goals and objectives is materially dependent on numerous factors, including those set forth herein.

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

          The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to be materially different from those that may be expressed or implied in any forward-looking statement made by, or on behalf of, the Company. Other factors not discussed in this statement could also have material adverse effects concerning forward-looking objectives or estimates. The Company assumes no obligation to update the information included in this statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.

     The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material.

     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of July 31, 2002, the Company has not entered into any interest rate derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               BRADY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................  II-11
Financial Statements:
  Consolidated Balance Sheets -- July 31, 2002 and 2001.....  II-12
  Consolidated Statements of Income -- Years Ended July 31,
     2002, 2001 and 2000....................................  II-13
  Consolidated Statements of Stockholders'
     Investment -- Years Ended July 31, 2002, 2001 and
     2000...................................................  II-14
  Consolidated Statements of Cash Flows -- Years Ended July
     31, 2002, 2001 and 2000................................  II-15
  Notes to Consolidated Financial Statements................  II-16

                          INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Brady Corporation:

     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

September 9, 2002
Milwaukee, Wisconsin

                       BRADY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2002 AND 2001

                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)........................   $ 75,969     $ 62,811
  Accounts receivable, less allowance for losses ($3,206 and
     2,297, respectively)...................................     76,246       71,684
  Inventories (Note 1):
     Finished products......................................     19,130       19,288
     Work-in-process........................................      5,135        4,333
     Raw materials and supplies.............................     12,453       15,586
                                                               --------     --------
       Total inventories....................................     36,718       39,207
  Prepaid expenses and other current assets (Notes 1, 3 and
     4).....................................................     21,093       19,258
                                                               --------     --------
       Total current assets.................................    210,026      192,960
                                                               --------     --------
Other Assets:
  Goodwill -- net (Note 1)..................................    108,053       96,041
  Other (Note 4)............................................     21,555       20,058
Property, Plant and Equipment (Notes 1 and 5):
  Cost:
     Land...................................................      5,612        5,944
     Buildings and improvements.............................     50,122       47,611
     Machinery and equipment................................    127,955      132,272
     Construction in progress...............................      3,062        6,474
                                                               --------     --------
                                                                186,751      192,301
  Less accumulated depreciation.............................    105,860      107,768
                                                               --------     --------
       Net property, plant and equipment....................     80,891       84,533
                                                               --------     --------
TOTAL.......................................................   $420,525     $393,592
                                                               ========     ========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................   $ 26,294     $ 20,666
  Wages and amounts withheld from employees.................     26,251       26,767
  Taxes, other than income taxes............................      2,396        1,496
  Accrued income taxes......................................      6,312        6,427
  Other current liabilities (Note 3)........................     12,847       12,364
  Short-term borrowings and current maturities on long-term
     obligations (Note 5)...................................        162        1,410
                                                               --------     --------
       Total current liabilities............................     74,262       69,130
Long-Term Obligations, less current maturities (Note 5).....      3,751        4,144
Other Liabilities (Note 3)..................................     18,270       17,739
                                                               --------     --------
       Total liabilities....................................     96,283       91,013
                                                               --------     --------
Stockholders' Investment (Notes 1 and 6):
  Preferred Stock (aggregate liquidation preference of
     $3,026 at July 31, 2002)...............................      2,855        2,855
  Common Stock:
     Class A Nonvoting -- Issued 21,356,605 and 21,149,551
      shares, respectively (aggregate liquidation preference
      of $35,666 at July 31, 2002)..........................        214          211
     Class B Voting -- Issued and outstanding 1,769,314
      shares................................................         18           18
  Additional paid-in capital................................     41,526       35,806
  Earnings retained in the business.........................    287,674      276,779
  Treasury stock -- 4,548 shares of Class A nonvoting common
     stock, at cost.........................................       (132)        (132)
  Cumulative other comprehensive loss.......................     (7,665)     (12,016)
  Other.....................................................       (248)        (942)
                                                               --------     --------
       Total stockholders' investment.......................    324,242      302,579
                                                               --------     --------
Total.......................................................   $420,525     $393,592
                                                               ========     ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net Sales (Note 1)..........................................  $516,962   $545,944   $550,664
Operating Expenses:
  Cost of products sold.....................................   256,186    257,313    245,587
  Research and development..................................    17,271     20,329     20,555
  Selling, general and administrative.......................   199,282    214,220    215,231
  Non-recurring charge -- net (Note 10).....................     2,720      9,560
                                                              --------   --------   --------
     Total operating expenses...............................   475,459    501,422    481,373
                                                              --------   --------   --------
Operating Income............................................    41,503     44,522     69,291
Other Income and (Expense):
  Investment and other income -- net........................     1,714        686      7,418
  Interest expense..........................................       (82)      (418)      (578)
                                                              --------   --------   --------
     Net other income.......................................     1,632        268      6,840
                                                              --------   --------   --------
Income Before Income Taxes..................................    43,135     44,790     76,131
Income Taxes (Notes 1 and 4)................................    14,882     17,244     28,930
                                                              --------   --------   --------
Net Income..................................................  $ 28,253   $ 27,546   $ 47,201
                                                              ========   ========   ========
Net Income Per Common Share (Notes 6 and 8):
  Class A Nonvoting:
     Basic..................................................  $   1.22   $   1.20   $   2.07
                                                              ========   ========   ========
     Diluted................................................  $   1.20   $   1.18   $   2.05
                                                              ========   ========   ========
  Class B Voting:
     Basic..................................................  $   1.19   $   1.16   $   2.04
                                                              ========   ========   ========
     Diluted................................................  $   1.17   $   1.15   $   2.02
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                                                    EARNINGS
                                                       ADDITIONAL   RETAINED                  OTHER                     TOTAL
                                  PREFERRED   COMMON    PAID-IN      IN THE    TREASURY   COMPREHENSIVE             COMPREHENSIVE
                                    STOCK     STOCK     CAPITAL     BUSINESS    STOCK        INCOME        OTHER       INCOME
                                  ---------   ------   ----------   --------   --------   -------------   -------   -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balances at July 31, 1999.......   $2,855      $226     $28,383     $233,521    $(132)      $ (1,958)     $(2,331)
  Net income....................                                      47,201                                           $47,201
  Net currency translation
    adjustment..................                                                              (5,179)                   (5,179)
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $42,022
                                                                                                                       =======
  Issuance of 126,474 shares of
    Class A Common Stock under
    stock option plan...........                  1       2,423
  Other.........................                                                                              694
  Tax benefit from exercise of
    stock options...............                            780
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a
      share.....................                                        (220)
    6% and 1972 series -- $6 a
      share.....................                                         (39)
  Cash dividends on Common
    Stock:
    Class A -- $.68 a share.....                                     (13,857)
    Class B -- $.65 a share.....                                      (1,144)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2000.......    2,855       227      31,586      265,462     (132)        (7,137)      (1,637)
  Net income....................                                      27,546                                           $27,546
  Net currency translation
    adjustment..................                                                              (4,879)                   (4,879)
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $22,667
                                                                                                                       =======
  Issuance of 183,236 shares of
    Class A Common Stock under
    stock option plan...........                  2       3,578
  Other.........................                                                                              695
  Tax benefit from exercise of
    stock options...............                            642
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a
      share.....................                                        (220)
    6% and 1972 series -- $6 a
      share.....................                                         (39)
  Cash dividends on Common
    Stock:
    Class A -- $.72 a share.....                                     (14,755)
    Class B -- $.69 a share.....                                      (1,215)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2001.......    2,855       229      35,806      276,779     (132)       (12,016)        (942)
  Net income....................                                      28,253                                           $28,253
  Net currency translation
    adjustment..................                                                               4,351                     4,351
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $32,604
                                                                                                                       =======
  Issuance of 207,054 shares of
    Class A Common Stock under
    stock option plan...........                  3       4,885
  Other.........................                                                                              694
  Tax benefit from exercise of
    stock options...............                            835
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a
      share.....................                                        (220)
    6% and 1972 series -- $6 a
      share.....................                                         (39)
  Cash dividends on Common
    Stock:
    Class A -- $.76 a share.....                                     (15,807)
    Class B -- $.73 a share.....                                      (1,292)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2002.......   $2,855      $232     $41,526     $287,674    $(132)      $ (7,665)     $  (248)
                                   ======      ====     =======     ========    =====       ========      =======

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating Activities:
  Net income................................................  $ 28,253   $ 27,546   $ 47,201
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    16,630     22,646     17,833
    Loss (gain) on sale of property, plant and equipment....     1,166       (185)       (54)
    Gain on sale of securities..............................                 (722)    (4,414)
    Provision for losses on accounts receivable.............     2,467      1,537      1,830
    Other...................................................       694        695        694
    Nonrecurring charge -- net..............................     2,239      9,226
    Changes in operating assets and liabilities (net of
       effects of business acquisitions):
       Accounts receivable..................................    (3,057)     8,299     (9,343)
       Inventory............................................     4,895      2,252     (1,362)
       Prepaid expenses and other assets....................    (1,538)    (1,749)    (6,590)
       Accounts payable and accrued liabilities.............       923    (13,109)     4,608
       Income taxes.........................................       453     (2,382)    (1,115)
       Deferred income taxes................................       449     (1,981)      (763)
       Other liabilities....................................       677      1,155       (117)
                                                              --------   --------   --------
         Net cash provided by operating activities..........    54,251     53,228     48,408
                                                              --------   --------   --------
Investing Activities:
  Acquisitions of businesses, net of cash acquired..........   (12,749)    (6,699)   (37,906)
  Purchases of securities...................................                         (22,931)
  Purchases of property, plant and equipment................   (13,095)   (20,770)   (22,624)
  Proceeds from sale of property, plant and equipment.......       776        525      1,053
  Proceeds from sale of securities..........................                  825     27,345
  Other.....................................................       534       (356)        16
                                                              --------   --------   --------
         Net cash (used in) investing activities............   (24,534)   (26,475)   (55,047)
                                                              --------   --------   --------
Financing Activities:
  Payment of dividends......................................   (17,358)   (16,229)   (15,260)
  Proceeds from issuance of common stock....................     5,720      4,222      3,204
  Proceeds from borrowings..................................                  313     24,947
  Principal payments on short-term borrowings and long-term
    obligations.............................................    (1,747)    (9,257)   (19,496)
  Other.....................................................               (1,725)
                                                              --------   --------   --------
         Net cash (used in) financing activities............   (13,385)   (22,676)    (6,605)
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................    (3,174)    (2,050)    (1,438)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    13,158      2,027    (14,682)
Cash and cash equivalents, beginning of year................    62,811     60,784     75,466
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 75,969   $ 62,811   $ 60,784
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $    175   $    441   $    555
    Income taxes, net of refunds............................    15,176     21,613     29,370
  Acquisitions:
    Fair value of assets acquired, net of cash..............  $  5,667   $  7,859   $ 15,751
    Liabilities assumed.....................................    (1,789)    (4,736)   (10,783)
    Goodwill................................................     8,871      3,576     32,938
                                                              --------   --------   --------
    Net cash paid for acquisitions..........................  $ 12,749   $  6,699   $ 37,906
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000

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

     Inventories -- Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method for certain inventories (approximately 39% and 55% of total inventories at July 31, 2002 and 2001, respectively) and the first-in, first-out ("FIFO") method for other inventories. The difference between the carrying value of domestic inventories stated at LIFO cost and the value of such inventories stated at FIFO cost was $5,874,000 at July 31, 2002 and $5,805,000 at July 31, 2001.

     Depreciation -- The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years.

     Intangible Assets -- The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis, over the estimated periods benefited. Goodwill is evaluated annually for impairment. Beginning in fiscal 2002, such determination of fair value is based on valuation models that incorporate expected future cash flows and profitability projections. Prior to 2002, goodwill was amortized over periods not exceeding 40 years.

     Changes in the carrying amount of goodwill for the year ended July 31, 2002, are as follows:

                                                             GRAPHICS &
                                                              WORKPLACE
                                                  ISST        SOLUTIONS       TOTAL
                                               -----------   -----------   ------------
Balance as of August 1, 2001.................  $56,740,000   $39,301,000   $ 96,041,000
  Goodwill acquired during the period........    2,041,000     6,830,000      8,871,000
  Translation adjustments and other..........    1,103,000     2,038,000      3,141,000
                                               -----------   -----------   ------------
Balance as of July 31, 2002..................  $59,884,000   $48,169,000   $108,053,000
                                               ===========   ===========   ============

     Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142. The net book value of these assets was $3,918,000 and $1,643,000 at July 31, 2002 and 2001, respectively. This amount consists of approximately $2,950,000 related to patents and trademarks and $968,000 related to non-compete agreements. Amortization expense related to intangible assets was not material.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Catalog Costs -- Catalog costs are initially capitalized and amortized over the estimated useful lives of the publications (generally eight months). At July 31, 2002 and 2001, $8,211,000 and $6,380,000 respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.

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

     Shipping and Handling Fees and Costs -- The Company accounts for Shipping and Handling Fees and Costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Under Issue No. 00-10 amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold.

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

     Risk Management Activities -- The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

     Interest Rate Hedging -- The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of July 31, 2002, the Company has not entered into any interest rate derivatives.

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

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2002 and 2001 was not material.

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

     No cash flow hedges were discontinued during the year ended July 31, 2002.

     New Accounting Standards -- As of August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on at least a periodic basis.

     The Company performed the transitional assessment of goodwill on August 1, 2001 and the annual assessment on May 1, 2002. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to their respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company's reporting units exceeded their carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2002.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                -----------   -----------   -----------
Reported net income...........................  $28,253,000   $27,546,000   $47,201,000
  Add: Goodwill amortization, net of tax......           --     5,939,000     5,438,000
                                                -----------   -----------   -----------
Adjusted net income...........................  $28,253,000   $33,485,000   $52,639,000
                                                ===========   ===========   ===========
Net income per Class A Nonvoting
  Common Share -- Basic:
     Reported net income......................  $      1.22   $      1.20   $      1.74
       Add: Goodwill amortization, net of
          tax.................................           --          0.26          0.24
                                                -----------   -----------   -----------
     Adjusted net income......................  $      1.22   $      1.46   $      1.98
                                                ===========   ===========   ===========
Net income per Class A Nonvoting
  Common Share -- Diluted:
     Reported net income......................  $      1.20   $      1.18   $      1.73
       Add: Goodwill amortization, net of
          tax.................................           --          0.26          0.24
                                                -----------   -----------   -----------
     Adjusted net income......................  $      1.20   $      1.44   $      1.97
                                                ===========   ===========   ===========

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company will adopt both SFAS No. 143 and SFAS No. 144 in August 2002. The Company does not expect the statements to have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company is reviewing the provisions of this Statement, but does not expect it to have a material impact on its financial statements.

     Reclassifications -- Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

2.  ACQUISITIONS OF BUSINESSES

     Effective September 1999, the Company acquired the brand name, customer list and catalog artwork of Champion America, Inc., located in Chagrin Falls, Ohio, a direct marketer of signs, labels and identification products for cash of approximately $4,949,000 and a payable of approximately $561,000.

     Effective March 2000, the Company acquired Data Recognition, Inc., located in Austin, Texas, a systems integrator providing automatic identification and data collection ("AIDC") solutions.

     Effective March 2000, the Company acquired Imtec, Inc., located in Keene, New Hampshire, a manufacturer of high-performance bar-code labels and labeling systems used in automatic identification applications.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company acquired Data Recognition, Inc. and Imtec, Inc. for cash of approximately $33,422,000 and a payable of approximately $1,490,000.

     Effective March 2001, the Company acquired the assets of Balkhausen GmbH, located in Syke, Germany, a manufacturer of precision die-cut parts, specialty materials and thermal-management products for cash of approximately $6,600,000 and assumed liabilities of approximately $4,300,000.

     Effective July 2001, the Company acquired the assets of Eset, GmbH, located in Munich, Germany, a developer of certain software printer drivers and label design software.

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

     The following table provides a reconciliation of the changes in the Plan's benefit obligations at July 31, 2002, 2001 and 2000:

                                                            2002      2001      2000
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Obligation at beginning of fiscal year...................  $10,438   $ 8,857   $8,104
Service cost.............................................      628       469      444
Interest cost............................................      790       726      665
Actuarial (gain) loss....................................     (240)      751
Benefit payments.........................................     (472)     (365)    (356)
                                                           -------   -------   ------
Obligation at end of fiscal year.........................  $11,144   $10,438   $8,857
                                                           =======   =======   ======

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table shows the unfunded status of the Plan as of July 31, 2002 and 2001:

                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Unfunded status at July 31..................................   $11,144      $10,438
Unrecognized net actuarial gain.............................     1,391        1,181
Unrecognized prior service cost.............................      (219)        (241)
                                                               -------      -------
Accumulated postretirement benefit obligation liability.....   $12,316      $11,378
                                                               =======      =======

     The following table provides the components of net periodic benefit cost for the Plan for fiscal years 2002, 2001 and 2000:

                                                               YEAR ENDED JULY 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost included the
  following components:
  Service cost -- benefits attributed to service during the
     period................................................  $  628   $  469   $  444
  Prior service cost.......................................      22       22       22
  Interest cost on accumulated postretirement benefit
     obligation............................................     790      726      665
  Amortization of unrecognized (gain)......................     (30)     (81)     (93)
                                                             ------   ------   ------
Periodic postretirement benefit cost.......................  $1,410   $1,136   $1,038
                                                             ======   ======   ======

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2002 and 2001 were 10% grading down 0.5% per year to 5.5% at July 31, 2011 and 2010, respectively.

     The weighted average discount rates used in determining the accumulated postretirement benefit obligation was 7.5% in 2001 and 2002.

     If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2002 would be increased by $59,200 and decreased by $59,200, respectively. The effect of this change on the sum of the service cost and interest cost would not be material. If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2001 would be increased by $35,400 and decreased by $35,400, respectively. The effect of this change on the sum of the service cost and interest cost would not be material.

     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the plan, based on earnings of the respective companies and employee contributions. At July 31, 2002 and 2001, $2,503,000 and $2,501,000,
respectively, of accrued profit-sharing contributions were included in other current liabilities.

     The Company also has deferred compensation plans for directors, officers and key executives utilizing the phantom stock plan concept. At July 31, 2002 and 2001, $5,191,000 and $5,533,000, respectively, of deferred compensation was included in current and other long-term liabilities.

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

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plan result in purchases of Class A Nonvoting Common Stock by the Rabbi Trust. No deferrals are allowed into the old plan. Shares held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.

     During fiscal 2002, the Company adopted a new deferred compensation plan that allows future contributions to be invested in shares of the Company's Class A Nonvoting Common Stock or in certain other investment vehicles. Prior deferred compensation deferrals must remain in the Company's Class A Nonvoting Common Stock. All deferrals into the new plan result in purchases of Class A Nonvoting Common Stock or certain other investment vehicles by the Rabbi Trust. Balances held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.

     The amounts charged to income for the plans described above were $8,918,000 in 2002, $7,515,000 in 2001 and $7,736,000 in 2000.

     The Company has a voluntary employee benefit trust for the purpose of funding employee medical benefits and certain other employee benefits. At July 31, 2002 and 2001, $4,142,000 and $2,378,000, respectively, of payments to the trust to fund such benefits were included in prepaid expenses and other current assets.

4.  INCOME TAXES

     Income taxes consist of the following:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Currently payable:
  Federal...............................................  $   408   $ 4,977   $16,354
  Foreign...............................................   13,421    13,242    11,030
  State.................................................      605     1,006     2,309
                                                          -------   -------   -------
                                                           14,434    19,225    29,693
                                                          -------   -------   -------
Deferred provision (credit):
  Federal...............................................    3,290    (1,101)     (210)
  Foreign...............................................   (3,319)     (569)     (486)
  State.................................................      477      (311)      (67)
                                                          -------   -------   -------
                                                              448    (1,981)     (763)
                                                          -------   -------   -------
Total...................................................  $14,882   $17,244   $28,930
                                                          =======   =======   =======

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

     Pre-tax income consists of the following:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
United States...........................................  $15,269   $17,957   $42,085
Foreign.................................................   27,866    26,833    34,046
                                                          -------   -------   -------
  Total.................................................  $43,135   $44,790   $76,131
                                                          =======   =======   =======

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The approximate tax effects of temporary differences are as follows:

                                                                   JULY 31, 2002
                                                          -------------------------------
                                                          ASSETS    LIABILITIES    TOTAL
                                                          -------   -----------   -------
                                                              (DOLLARS IN THOUSANDS)
Inventories.............................................  $ 2,422                 $ 2,422
Prepaid catalog costs...................................              $(1,944)     (1,944)
Employee benefits.......................................                 (649)       (649)
Allowance for doubtful accounts.........................      274                     274
Other, net..............................................    5,374                   5,374
                                                          -------     -------     -------
     Current............................................    8,070      (2,593)      5,477
Excess of tax over book depreciation....................               (3,920)     (3,920)
Deferred compensation...................................    6,373                   6,373
Postretirement benefits.................................    4,815                   4,815
Currency translation adjustment.........................    4,362                   4,362
Tax loss carryforwards..................................    4,647                   4,647
Less valuation allowance................................   (4,647)                 (4,647)
Other, net..............................................    3,457                   3,457
                                                          -------     -------     -------
     Noncurrent.........................................   19,007      (3,920)     15,087
                                                          -------     -------     -------
     Total..............................................  $27,077     $(6,513)    $20,564
                                                          =======     =======     =======

                                                                   JULY 31, 2001
                                                          -------------------------------
                                                          ASSETS    LIABILITIES    TOTAL
                                                          -------   -----------   -------
                                                              (DOLLARS IN THOUSANDS)
Inventories.............................................  $ 2,445                 $ 2,445
Prepaid catalog costs...................................            $    (1,709)   (1,709)
Employee benefits.......................................    4,847          (411)    4,436
Allowance for doubtful accounts.........................      351                     351
Other, net..............................................    3,367                   3,367
                                                          -------   -----------   -------
     Current............................................   11,010        (2,120)    8,890
Excess of tax over book depreciation....................                 (2,416)   (2,416)
Deferred compensation...................................    6,530                   6,530
Postretirement benefits.................................    4,449                   4,449
Currency translation adjustment.........................    7,517                   7,517
Tax loss carryforwards..................................    3,833                   3,833
Less valuation allowance................................   (3,717)                 (3,717)
Other, net..............................................    1,881        (2,766)     (885)
                                                          -------   -----------   -------
     Noncurrent.........................................   20,493        (5,182)   15,311
                                                          -------   -----------   -------
     Total..............................................  $31,503   $    (7,302)  $24,201
                                                          =======   ===========   =======

     The change in the valuation allowance was $930,000, $663,000 and $(229,000) in fiscal 2002, 2001 and 2000, respectively.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Tax at statutory rate...................................  $15,097   $15,676   $26,645
State income taxes, net of Federal tax benefit..........      583       751     1,566
International losses with no related tax benefits.......    1,447     1,071     1,408
International rate differential.........................   (1,099)    2,127       271
Rate variances arising from foreign subsidiary
  distributions.........................................     (564)   (2,860)   (1,525)
Other, net..............................................     (582)      479       565
                                                          -------   -------   -------
Total income tax provision..............................  $14,882   $17,244   $28,930
                                                          =======   =======   =======
Effective tax rate......................................     34.5%     38.5%     38.0%
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

     The cumulative undistributed earnings of such companies at July 31, 2002 amounted to approximately $57,893,000. If all such undistributed earnings were remitted, an additional provision for foreign income taxes of $493,000 would be required.

5.  LONG-TERM OBLIGATIONS

     On September 23, 1999, the Company entered into a $150,000,000 multicurrency revolving loan agreement with a group of six banks, which expires on September 23, 2004. On January 31, 2000, the multicurrency revolving loan was amended, increasing the amount available to $200,000,000. On October 31, 2001, the multicurrency revolving loan was amended to modify a financial covenant to restrict the amount of line of credit available to a multiple of domestic earnings. Under the agreement, the Company has the option to elect to have interest rates determined based upon the prime rate at PNC Bank N.A. plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. At July 31, 2002, approximately $107,000,000 of the line of credit was available to the Company under the formulas contained in the agreement. The agreement requires that the Company maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2002, the required consolidated net worth was approximately $255,000,000 and the Company's actual consolidated net worth was approximately $324,000,000. At July 31, 2002 and 2001, there were no borrowings under this line of credit.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Long-term obligations consist of the following:

                                                                     JULY 31,
                                                              ----------------------
                                                                2002          2001
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Capital lease on building, term 7/1/00 - 6/30/15............   $3,010        $3,487
6.25% Industrial Development Revenue Bonds paid on December
  1, 2001...................................................                  1,000
Other.......................................................      903         1,067
                                                               ------        ------
                                                                3,913         5,554
Less current maturities.....................................      162         1,410
                                                               ------        ------
                                                               $3,751        $4,144
                                                               ======        ======

     The carrying value of the Company's long-term obligations approximates fair value due to the variable nature of its interest rates.

     Maturities on long-term debt are as follows:

YEAR ENDING JULY 31,
--------------------                                          (DOLLARS IN THOUSANDS)
2003........................................................          $  162
2004........................................................             305
2005........................................................             304
2006........................................................             300
2007........................................................             298
Thereafter..................................................           2,544

6.  STOCKHOLDERS' INVESTMENT

     Information as to the Company's capital stock at July 31, 2002 is as follows:

                                                     SHARES        SHARES
                                                   AUTHORIZED      ISSUED       AMOUNT
                                                   -----------   ----------     ------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Preferred Stock, $.01 par value..................    5,000,000
Cumulative Preferred Stock:
  6% Cumulative..................................        5,000        3,984     $  399
  1972 Series....................................       10,000        2,600        260
  1979 Series....................................       30,000       21,963      2,196
                                                                                ------
                                                                                $2,855
                                                                                ======
Common Stock, $.01 par value:
  Class A Nonvoting..............................  100,000,000   21,356,605     $  214
  Class B Voting.................................   10,000,000    1,769,314         18
                                                                                ------
                                                                                $  232
                                                                                ======

     On August 1, 2002, all Cumulative Preferred Stock was redeemed at a 6% premium for approximately $3,000,000. Each share of $100 par value Cumulative Preferred Stock was entitled to receive cumulative cash dividends and could be redeemed, under certain circumstances, by the Company at par value plus accrued dividends plus a premium of 6% of the par value. Such shares, which were held by the initial holder thereof, were subject to redemption only if the holder consented thereto.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Cumulative Preferred Stock, holders of the Class A Common Stock were entitled to receive the sum of $1.67 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $1.67 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.

     The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of other activity in stockholders' investment for the years ended July 31, 2000, 2001 and 2002:

                                                   UNEARNED                    SHARES HELD
                                                  RESTRICTED     DEFERRED        IN RABBI
                                                    STOCK      COMPENSATION   TRUST, AT COST    TOTAL
                                                  ----------   ------------   --------------   -------
                                                                 (DOLLARS IN THOUSANDS)
Balances July 31, 1999..........................   $(2,331)      $11,231         $(11,231)     $(2,331)
                                                   =======       =======         ========      =======
Sale of 10,682 shares of Class A Common Stock
  purchased by the Rabbi Trust related to
  deferred compensation plan....................                    (296)             296
Purchase of 59,278 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan....................                   1,837           (1,837)
Amortization of restricted stock................       694                                         694
                                                   -------       -------         --------      -------
Balances July 31, 2000..........................   $(1,637)      $12,772         $(12,772)     $(1,637)
                                                   =======       =======         ========      =======
Sale of 13,608 shares of Class A Common Stock
  purchased by the Rabbi Trust related to
  deferred compensation plan....................                    (407)             407
Purchase of 60,101 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan....................                   1,906           (1,906)
Amortization of restricted stock................       695                                         695
                                                   -------       -------         --------      -------
Balances July 31, 2001..........................   $  (942)      $14,271         $(14,271)     $  (942)
                                                   =======       =======         ========      =======
Sale of 15,545 shares of Class A Common Stock
  purchased by the Rabbi Trust related to
  deferred compensation plan....................                    (609)             609
Purchase of 22,859 shares of Class A Common
  Stock purchased by the Rabbi Trust related to
  deferred compensation plan....................                     670             (670)
Amortization of restricted stock................       694                                         694
                                                   -------       -------         --------      -------
Balances July 31, 2002..........................   $  (248)      $14,332         $(14,332)     $  (248)
                                                   =======       =======         ========      =======

     The Company's Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 1,500,000, 2,125,000 and 500,000 shares of Class A Nonvoting Common Stock for issuance under the 1989, 1997 and 2001 Plans, respectively. Options granted prior to 1992 become exercisable once the employees have been continuously employed for six months after the grant date. Generally, options granted in 1992 and thereafter will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Changes in the options are as follows:

                                                                                  WEIGHTED
                                                                                  EXERCISE
                                                                      OPTIONS     AVERAGE
                                                   OPTION PRICE     OUTSTANDING    PRICE
                                                  ---------------   -----------   --------
Balance, July 31, 1999..........................  $ 6.83 - $34.00    1,800,434     $22.45
                                                                    -----------
Options granted.................................   30.56 -  33.75      318,733      31.19
Options exercised...............................    6.83 -  31.38     (126,474)     19.17
Options cancelled...............................   19.19 -  34.00      (43,902)     26.17
                                                                     ---------
Balance, July 31, 2000..........................    6.83 -  34.00    1,948,791     $24.01
                                                                     =========
Options granted.................................   28.32 -  32.88      386,633      28.92
Options exercised...............................    6.83 -  31.38     (185,336)     19.66
Options cancelled...............................   19.19 -  34.00      (31,016)     26.76
                                                                     ---------
Balance, July 31, 2001..........................   12.17 -  34.00    2,119,072     $25.24
                                                                     =========
Options granted.................................   30.38 -  32.00      275,200      31.93
Options exercised...............................   12.17 -  34.00     (207,054)     23.61
Options cancelled...............................   19.19 -  32.00      (28,236)     28.02
                                                                     ---------
Balance, July 31, 2002..........................  $12.17 - $34.00    2,158,982     $26.21
                                                                     =========
Available for grant after July 31, 2002.........                       507,669

     There were 1,418,118, 859,770 and 809,575 options exercisable with a respective weighted average exercise price of $24.39, $23.82 and $21.98 at July 31, 2002, 2001 and 2000, respectively.

     The following table summarizes information about stock options outstanding at July 31, 2002:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              -----------------------------------------   ----------------------
                                SHARES      WEIGHTED AVERAGE   WEIGHTED     SHARES      WEIGHTED
                              OUTSTANDING      REMAINING       AVERAGE    EXERCISABLE   AVERAGE
          RANGE OF            AT JULY 31,     CONTRACTUAL      EXERCISE   AT JULY 31,   EXERCISE
      EXERCISE PRICES            2002        LIFE -- YEARS      PRICE        2002        PRICE
      ---------------         -----------   ----------------   --------   -----------   --------
$12.17 - $22.99.............     495,885          4.4           $18.96       420,885     $18.72
 23.00 -  29.99.............     854,439          5.7            25.44       670,123      24.65
 30.00 -  34.00.............     808,658          7.6            31.47       327,110      31.17
                               ---------                                   ---------
$12.17 - $34.00.............   2,158,982          6.1           $26.21     1,418,118     $24.39
                               =========                                   =========

     In October 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires certain disclosures, including pro forma net income and net income per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has adopted SFAS No. 123 through disclosure with respect to employee stock-based compensation.

     If the Company had elected to recognize compensation cost for the Stock Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Net Income:
  As Reported...........................................  $28,253   $27,546   $47,201
  Pro Forma.............................................   26,215    25,393    45,289
Net Income per Class A Common Share -- Diluted:
  As Reported...........................................  $  1.20   $  1.18   $  2.05
  Pro Forma.............................................     1.11      1.09      1.96

     The fair value of stock options used to compute pro forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal years 2002, 2001 and 2000 as follows:

                                                     2002          2001          2000
                                                   ---------     ---------     ---------
Risk-free interest rate..........................        5.4%          5.5%          5.9%
Expected volatility..............................       37.5%         36.5%         39.6%
Dividend yield...................................        2.3%          2.1%          2.3%
Expected option life.............................  4.6 years     4.6 years     4.6 years
Weighted average estimated fair value............     $10.37         $9.40        $10.81

7.  SEGMENT INFORMATION

     Brady Corporation's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products to differentiated markets. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group. Effective August 1, 2001, the Company's Graphics and Direct Marketing operating segments were combined to form Graphics and Workplace Solutions. The prior year segment information has been reclassified to conform to the current year presentation.

     The Identification Solutions & Specialty Tape Group consists of High-Performance Identification (HPI), Power & Communications Identification
(PCI), Precision Die-Cut Solutions and Brady Software & Services. HPI develops, manufactures and sells high performance identification products including labels and printing systems used in recording and transmitting data throughout the manufacturing process. PCI develops, manufactures and sells identification solutions for customers that design, build, install and manage power and communications distribution systems. Precision Die Cut Solutions develops, manufactures and sells precision die cut products and services for electronic, telecommunication, automotive and computer original equipment manufacturers requiring value-added engineering die-cut solutions and global support. Brady Software & Services is focused on Automatic Identification and Data Collection software development for barcode, label design and data collection applications and system integration services.

     The Graphics & Workplace Solutions Group consists primarily of Safety & Facility Identification and Presentation Systems. Safety & Facility Identification is the core business of the group and involves several brands:
Seton, Champion and Signals brands sell by direct marketing; Brady-Signmark(R) brand sells through a field sales force and distributors. Each of the direct marketing brands engages in direct selling to end users via direct-mail catalogs, telemarketing and the Internet. Their products include more than 50,000 items including signs, property identification tags, training programs for hazardous materials and regulatory compliance and related products, and office accessories. Signmark(R) manufactures and sells signs, labels and devices to meet

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

government safety requirements; printers and accessories for do-it-yourself industrial signage and labels; regulatory training programs and products; and barricade tape, accident-prevention tags and other visual warning systems. Presentation systems focuses on the education market in North America under the Varitronics brand and sells through distributors and telemarketing. Varitronics produces and markets printing systems including lettering and labeling systems, poster printers, and supplies and laminating equipment.

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including administrative costs, interest, exchange gain or loss and nonrecurring items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on a by product or service basis.

                                                IDENTIFICATION    GRAPHICS &    CORPORATE
                                                  SOLUTIONS &     WORKPLACE        AND
                                                SPECIALTY TAPES   SOLUTIONS    ELIMINATIONS    TOTALS
                                                ---------------   ----------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Year ended July 31, 2002:
  Revenues from external customers............     $221,678        $295,284                   $516,962
  Intersegment revenues.......................          468           1,419      $ (1,887)
  Depreciation and amortization expense.......        9,058           4,626         2,946       16,630
  Profit (loss)...............................       29,819          73,143        (2,140)     100,822
  Assets......................................      154,527         149,907       116,091      420,525
  Expenditures for property, plant and
     equipment................................        4,188           5,983         2,924       13,095
Year ended July 31, 2001:
  Revenues from external customers............     $254,611        $291,333                   $545,944
  Intersegment revenues.......................        2,194           1,847      $ (4,041)
  Depreciation and amortization expense.......       13,425           6,299         2,922       22,646
  Profit (loss)...............................       50,270          74,873        (1,917)     123,226
  Assets......................................      161,638         123,148       108,806      393,592
  Expenditures for property, plant and
     equipment................................        7,597           5,508         7,665       20,770
Year ended July 31, 2000:
  Revenues from external customers............     $253,812        $296,852                   $550,664
  Intersegment revenues.......................        2,184           3,016      $ (5,200)
  Depreciation and amortization expense.......       10,509           5,863         1,461       17,833
  Profit (loss)...............................       66,286          72,556        (3,706)     135,136
  Assets......................................      165,127         125,426       107,581      398,134
  Expenditures for property, plant and
     equipment................................        6,845           4,617        11,162       22,624

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             YEAR ENDED JULY 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Profit reconciliation:
  Total profit or loss for reportable segments.......  $102,962   $125,143   $138,842
  Corporate and eliminations.........................    (2,140)    (1,917)    (3,706)
  Unallocated amounts:
     Administrative costs............................   (53,832)   (58,071)   (56,589)
     Goodwill........................................               (6,119)    (5,618)
     Interest-net....................................       665      1,128      1,857
     Foreign exchange................................       963     (1,115)    (1,779)
     Nonrecurring charge -- net......................    (2,720)    (9,560)
     Other...........................................    (2,763)    (4,699)     3,124
                                                       --------   --------   --------
          Income before income taxes.................  $ 43,135   $ 44,790   $ 76,131
                                                       ========   ========   ========

                                          REVENUES*                   LONG-LIVED ASSETS**
                                     YEAR ENDED JULY 31,              YEAR ENDED JULY 31,
                                ------------------------------   ------------------------------
                                  2002       2001       2000       2002       2001       2000
                                --------   --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Geographic information:
  United States...............  $302,543   $341,379   $343,596   $129,986   $127,632   $129,080
  Europe......................   165,020    156,115    162,702     45,551     40,648     37,232
  Other foreign...............    85,498     84,112     81,258     13,407     13,198     14,626
  Eliminations................   (36,099)   (35,662)   (36,892)
                                --------   --------   --------   --------   --------   --------
       Consolidated total.....  $516,962   $545,944   $550,664   $188,944   $181,478   $180,938
                                ========   ========   ========   ========   ========   ========

---------------

 * Revenues are attributed based on country of origin.

** Long-lived assets consist primarily of property, plant, and equipment and goodwill.

8.  NET INCOME PER COMMON SHARE

     Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 23,023,687 for 2002, 22,824,398 for 2001 and 22,669,854 for 2000. The
preferential dividend on the Class A Common Stock of $.0333 per share has been added to the net income per Class A Common Share for all years presented.

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                        FISCAL 2002   FISCAL 2001   FISCAL 2000
                                                        -----------   -----------   -----------
Numerator:
  Net income..........................................  $28,253,000   $27,546,000   $47,201,000
  Less: Preferred stock dividends.....................     (259,000)     (259,000)     (259,000)
                                                        -----------   -----------   -----------
  Numerator for basic and diluted Class A net income
     per share........................................   27,994,000    27,287,000    46,942,000
  Less:
     Preferential dividends...........................     (705,000)     (699,000)     (695,000)
     Preferential dividends on dilutive stock
       options........................................      (10,000)       (8,000)      (10,000)
                                                        -----------   -----------   -----------
  Numerator for basic and diluted Class B net income
     per share........................................  $27,279,000   $26,580,000   $46,237,000
                                                        ===========   ===========   ===========
Denominator:
  Denominator for basic net income per share for both
     Class A and B....................................   23,023,687    22,824,398    22,669,854
  Plus: Effect of dilutive stock options..............      316,021       282,831       263,345
                                                        -----------   -----------   -----------
  Denominator for diluted net income per share for
     both Class A and B...............................   23,339,708    23,107,229    22,933,199
                                                        ===========   ===========   ===========
Class A common stock net income per share calculation:
  Basic...............................................  $      1.22   $      1.20   $      2.07
  Diluted.............................................  $      1.20   $      1.18   $      2.05
Class B common stock net income per share calculation:
  Basic...............................................  $      1.19   $      1.17   $      2.04
  Diluted.............................................  $      1.17   $      1.15   $      2.02

     Options to purchase 0, 95,050, and 264,167 shares of Class A common stock were not included in the computations of diluted net income per share for the fiscal years 2002, 2001 and 2000, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.  COMMITMENTS

     The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations was $8,955,000 for 2002, $8,822,000 for 2001 and $9,293,000 for 2000. Future minimum lease payments required under such leases in effect at July 31, 2002, are as follows (by fiscal year):

2003........................................................   $ 8,867,000
2004........................................................     7,102,000
2005........................................................     5,469,000
2006........................................................     1,632,000
2007........................................................     1,616,000
Thereafter..................................................     3,196,000
                                                               -----------
                                                               $27,882,000
                                                               ===========

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  NONRECURRING AND ONE-TIME CHARGES

     The Company recorded a nonrecurring charge of $3,030,000 in fiscal 2002 related primarily to consolidation of facilities in Asia/Pacific, United States and Europe and workforce reduction of approximately three percent. The $3,030,000 charge includes a provision for severance of approximately $1,720,000, a provision for lease cancellation costs associated with the facilities consolidation of $940,000 and write-off or impairment of assets and other of $370,000. The workforce reduction of approximately 100 people was essentially completed in July 2002. Total cash expenditures in connection with these actions will approximate $2,750,000, of which, approximately $800,000 was paid prior to July 31, 2002. The cost savings resulting from this plan are expected to be recognized beginning in fiscal 2003. The $3,030,000 charge in fiscal 2002 was partially offset by a credit of $310,000 related to adjustments in severance costs associated with our fiscal 2001 restructuring. The net nonrecurring charge in fiscal 2002 was $2,720,000 ($1,782,000 after tax, $0.07 per share).

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

     A reconciliation of activity with respect to the Company's 2001 restructuring is as follows:

Ending balance, July 31, 2001...............................   $ 6,937,000
  Cash payments associated with severance and other.........    (4,389,000)
  Non-cash asset write-offs.................................      (490,000)
  Adjustment to severance accrual...........................      (310,000)
                                                               -----------
Ending balance, July 31, 2002...............................   $ 1,748,000
                                                               ===========

                       BRADY CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                            {QUARTERS}
                                       ----------------------------------------------------
                                        FIRST      SECOND     THIRD      FOURTH     TOTAL
                                       --------   --------   --------   --------   --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2002
Net Sales............................  $130,001   $120,589   $130,533   $135,839   $516,962
Gross Margin.........................    66,878     59,637     67,017     67,244    260,776
Operating Income.....................    11,668      9,386     12,716      7,733*    41,503
Net Income...........................     7,995      6,138      8,475      5,645*    28,253
Net Income Per Class A Common Share:
  Basic..............................      0.35       0.26       0.36       0.24       1.22
  Diluted............................      0.34       0.26       0.36       0.24       1.20
2001
Net Sales............................  $146,818   $135,965   $136,881   $126,280   $545,944
Gross Margin.........................    80,571     71,855     72,583     63,622    288,631
Operating Income (Loss)..............    18,412     14,056     16,493     (4,439)*   44,522
Net Income (Loss)....................    11,419      8,622     10,159     (2,654)*   27,546
Net Income (Loss) Per Class A Common
  Share:
  Basic..............................      0.50       0.38       0.44      (0.12)      1.20
  Diluted............................      0.49       0.37       0.44      (0.12)      1.18

---------------

* The fourth quarters of fiscal 2002 and 2001 include nonrecurring charges related to restructuring activities of $2,720,000 ($1,782,000 after-tax) and $9,560,000 ($5,879,000 after-tax), respectively.

                                  * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME                 AGE                               TITLE
            ----                 ---                               -----
Katherine M. Hudson..........    55     President, CEO and Director
David R. Hawke...............    48     Sr. V.P. of the Company & President, Graphics & Workplace
                                        Solutions Group
Frank M. Jaehnert............    45     Sr. V.P. of the Company & President, Identification
                                        Solutions & Specialty Tapes Group
Michael O. Oliver............    49     Sr. V.P., Human Resources
David W. Schroeder...........    47     Sr. V.P. of the Company, CFO & President, Brady Technologies
Conrad G. Goodkind...........    58     Secretary
Peter J. Lettenberger........    65     Director
Robert C. Buchanan...........    62     Director
Roger D. Peirce..............    65     Director
Richard A. Bemis.............    61     Director
Dr. Frank W. Harris..........    60     Director
Gary E. Nei..................    58     Director
Mary K. Bush.................    54     Director
Frank R. Jarc................    60     Director

     Katherine M. Hudson -- Mrs. Hudson joined the Company in January 1994, as President, Chief Executive Officer and Director. Before joining Brady Corporation, she was a Vice President at Eastman Kodak Company and General Manager of its Professional, Printing and Publishing Imaging Division. Her 24 years at Eastman Kodak Company included positions in finance, communication and public affairs, information systems and the management of instant photography, printing and publishing and professional photography. She is a director of CNH Global N.V. and Charming Shoppes, Inc., and serves on the Alverno College Board of Trustees, the Medical College of Wisconsin Board of Trustees and the Board of Wisconsin United for Health Foundation.

     David W. Hawke -- Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director -- European Operations. From February 1995 to August 2001, he served as Vice President, Graphics Group. He served as Vice President, Graphics and Workplace Solutions from August 2001 to January 2002. In January 2002, he was appointed to his present position.

     Frank M. Jaehnert -- Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He served as Chief Financial Officer from November 1996 to January 2002. He was appointed to his present position in January 2002. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.

     Michael O. Oliver -- Mr. Oliver joined the Company in February 1997 as Vice President -- Human Resources. He was appointed to his present position in January 2002. Before joining the Company, he held various human resource positions for Unilever from 1990 to 1997.

     David W. Schroeder -- Mr. Schroeder joined the Company in June 1991 as General Manager of the Industrial Products Division. He served as Vice President, Identification Solutions & Specialty Tapes Group from March 1995 to January 2002. He was appointed to his present position in January 2002. Before joining the Company, he served as President and Chief Executive Officer of Uniroyal Adhesives & Sealants Co., Inc. from 1988 to May 1991.

                                      III-1

     Conrad G. Goodkind -- Mr. Goodkind was elected Secretary of the Company in November 1999. He is a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1979.

     Peter J. Lettenberger -- Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is a member of the Company's Finance and Corporate Governance Committees. He is a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1964. He is also a director of Electronic Tele-Communications, Inc., Waukesha, Wisconsin.

     Robert C. Buchanan -- Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company's Finance Committee and chairs its Corporate Governance Committee. Mr. Buchanan is President and Chairman of the Board of Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee.

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

     Frank W. Harris -- Dr. Harris has been a Director of the Company since November 1991, a member of its Audit Committee since May 1999, and is chair of its Technology Committee. Dr. Harris is Professor and Director of the Maurice Morton Institute of Polymer Science at the University of Akron, and has been on its faculty since 1983.

     Gary E. Nei -- Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company's Governance Committee and Chair of its Finance Committee. Mr. Nei is Chairman of B&B Publishing, a publishing company in Walworth, Wisconsin, and Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois. He also serves as a consultant to Welsh Carson Anderson and Stowe, a private investment company in New York, New York. He is also a Director of Bone Care International, Inc. a pharmaceutical company in Madison, Wisconsin.

     Mary K. Bush -- Ms. Bush was elected to the Board of Directors in May 2000. Ms. Bush is president of Bush International Inc., Washington, D.C., an international financial advisory firm. She serves on the Audit Committee. Ms. Bush is also a director of Mortgage Guarantee Insurance Corp., R.J. Reynolds Tobacco Holdings, Inc., MasTec Inc., Sallie Mae and the Board of Trustees of the Pioneer Funds. Former Boards include Texaco, Inc. and Nations Bank Trust Company.

     Frank R. Jarc -- Mr. Jarc was elected to the Board of Directors in May 2000. Mr. Jarc is a consultant specializing in corporate development and international acquisitions. From April 1999 to March 2000 he was Senior Vice President of Corporate Development at Office Depot, an operator of office supply superstores. Between June 1996 and March 1999, he was Executive Vice President and Chief Financial Officer of Viking Office Products, a direct mail marketer of office products. Prior to that, he was Executive Vice President and Chief Financial Officer of R.R. Donnelley and Sons, a global printing company. He is chair of Brady's Audit Committee and serves on the Compensation Committee.

                                      III-2

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 2002, to those persons who, as of the end of fiscal 2002, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                 ANNUAL COMPENSATION          COMPENSATION
                                            -----------------------------   ----------------
                                                                                 AWARDS
                                                                   OTHER    ----------------
                                                                   ANNUAL                      ALL OTHER
NAME AND                           FISCAL     SALARY      BONUS     COMP      OPTIONS/SAR        COMP
PRINCIPAL POSITION                  YEAR       ($)       ($)(1)    ($)(2)   (# OF SHARES)(6)    ($)(3)
------------------                 ------   ----------   -------   ------   ----------------   ---------
K. M. Hudson.....................   2002     536,626     100,000       --        35,000         58,919(4)
President & Chief                   2001     497,231           0       --        35,000         95,063(4)
Executive Officer                   2000     470,308     535,963       --        82,000         58,059(4)
D. W. Schroeder..................   2002     321,038      45,000       --        13,000         19,705
Sr. V.P., Chief Financial           2001     289,385           0       --        13,000         21,849
Officer & President                 2000     255,962     238,659       --        12,500          6,699
Brady Technologies
D.R. Hawke.......................   2002     292,669      45,000       --        13,000         18,900
Sr. V.P. & President Graphics &     2001     258,384           0       --        13,000         18,449
Workplace Solutions Group           2000     245,961     191,112       --        12,500          6,735
F.M. Jaehnert....................   2002     265,384      45,000       --        13,000         17,312
Sr. V.P. & President                2001     236,154           0       --        10,000         16,893
Identification Solutions &          2000     213,269     165,710       --         8,600          8,931
Specialty Tapes Group
M.O. Oliver......................   2002     207,227      25,000       --         5,000         15,484
Sr. Vice President,                 2001     178,107           0       --        45,000         12,522
Human Resources                     2000     168,654     122,308   82,062(5)       3,500         7,599

---------------

(1) Reflects bonus earned during the listed fiscal year, which was paid during the next fiscal year.

(2) Unless otherwise noted, any prerequisites or other personal benefits received from the Company by any of the named executives were less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(3) All other compensation for fiscal 2002 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert and Oliver, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $25,013, $19,095, $18,331, $16,872 and $14,889 respectively and (ii) the cost of group term life insurance for each named executive officer of $2,931, $610, $569, $440 and $595, respectively.

    All other compensation for fiscal 2001 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert and Oliver, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $44,165, $21,063, $17,731, $16,449 and $12,060 respectively and (ii) the cost of group term life insurance for each named executive officer of $1,572, $786, $718, $444 and $462, respectively.

    All other compensation for fiscal 2000 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert and Oliver, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan and Funded Retirement Plan for each named executive officer of $9,600, $5,946, $5,977, $8,580 and $7,182 respectively and (ii) the cost of group term life insurance for each named executive officer of $1,485, $753, $758, $351 and $417 respectively.
                                      III-3

(4) Fiscal 2002 includes $30,975 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 2001 includes $49,326 accrued, but not paid, for that year's portion of the SERP. Fiscal 2000 includes $46,974 accrued, but not paid, for that year's portion of the SERP.

(5) Fiscal 2000 includes club dues of $74,500 and expenses associated with the use of a company car of $7,562.

(6) In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued Class A Common Stock and Messrs. Schroeder and Hawke were awarded 25,000 shares each of authorized, but unissued Class A Common Stock, which shares such executive officers continued to hold as of July 31, 2002. Using the closing price of $27.50 per share for the Company's Class A Common Stock on July 31, 2002, Mrs. Hudson's holdings were valued at $1,375,000 and the holdings of Messrs. Schroeder and Hawke were valued at $687,500 each. The restricted stock awards granted to Mrs. Hudson vested on August 1, 2002. The restricted stock awards granted to Messrs. Schroeder and Hawke vested 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 2002 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2002. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 2002

                               INDIVIDUAL GRANTS

                                                        % OF TOTAL
                                                         OPTIONS
                                            OPTIONS     GRANTED TO       EXERCISE
                                            GRANTED    EMPLOYEES IN       PRICE
                   NAME                     (#)(1)     FISCAL 2002     ($/SHARE)(2)   EXPIRATION DATE
                   ----                     -------   --------------   ------------   ----------------
K.M. Hudson...............................  35,000        13.3%          32.0000      October 16, 2011
D.W. Schroeder............................  13,000         4.9%          32.0000      October 16, 2011
D.R. Hawke................................  13,000         4.9%          32.0000      October 16, 2011
F.M. Jaehnert.............................  13,000         4.9%          32.0000      October 16, 2011
M.O. Oliver...............................   5,000         1.9%          32.0000      October 16, 2011

                                                                POTENTIAL REALIZABLE VALUE
                                                                   AT ASSUMED RATES OF
                                                               STOCK PRICE APPRECIATION(3)
                                                         ----------------------------------------
                                                         $32.0000     $52.1600        $82.8800
                         NAME                             0%($)       5%($)(6)       10%($)(6)
                         ----                            --------   ------------   --------------
K.M. Hudson............................................     0            705,600        1,780,800
D.W. Schroeder.........................................     0            262,080          661,440
D.R. Hawke.............................................     0            262,080          661,440
F.M. Jaehnert..........................................     0            262,080          661,440
M.O. Oliver............................................     0            100,800          254,400
All Stockholders' Gains (increase in market value of Brady
  Corporation Common Stock at assumed rates of stock price
  appreciation)(4)(6)............................................   $426,919,571   $1,077,463,678
All Optionees' Gains (as a percent of all shareholders'
  gains)(5)(6)...................................................          1.24%            1.24%

---------------
(1) The options granted October 16, 2001, become exercisable as follows: 33 1/3% of the shares on October 16, 2002; 33 1/3% of the shares on October 16, 2003; and 33 1/3% of the shares on October 16, 2004. These options have a term of ten years.

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

(4) Calculated from the $32.0000 exercise price applicable to the options granted on October 16, 2001 and based on the 21,176,566 shares of Class A Common Stock outstanding on October 16, 2001.

(5) Represents potential realizable value for all options granted in fiscal 2002 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2002
                   AND VALUE OF OPTIONS AT END OF FISCAL 2002

                                                               NUMBER OF UNEXERCISED OPTIONS AT
                                     SHARES                              JULY 31, 2002
                                   ACQUIRED ON      VALUE      ---------------------------------
NAME                               EXERCISE(#)   REALIZED($)   EXERCISABLE(#)   UNEXERCISABLE(#)
----                               -----------   -----------   --------------   ----------------
K.M. Hudson......................         0              0        462,001           118,999
D.W. Schroeder...................     5,250        130,602        166,416            25,834
D.R. Hawke.......................     3,750         89,000        161,166            25,834
F.M. Jaehnert....................         0              0         33,566            97,534
M.O. Oliver......................         0              0         13,000            49,500

                                                          VALUE OF UNEXERCISED IN-THE-MONEY
                                                             OPTIONS AT JULY 31, 2002(1)
                                                          ---------------------------------
NAME                                                      EXERCISABLE($)   UNEXERCISABLE($)
----                                                      --------------   ----------------
K.M. Hudson.............................................    2,574,750                0
D.W. Schroeder..........................................      692,780                0
D.R. Hawke..............................................      612,281                0
F.M. Jaehnert...........................................      108,656          536,715
M.O. Oliver.............................................       41,563                0

---------------

(1) Represents the closing price for the Company's Class A Common Stock on July 31, 2002, of $27.5000 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-5

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1997, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index, the Russell 2000 Index and the New York Stock Exchange (NYSE) Composite Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
  BRADY CORPORATION VERSUS PUBLISHED INDICES (S&P 500, RUSSELL 2000 AND NYSE)
                          FISCAL YEAR ENDING JULY 31,

                                  [LINE GRAPH]

-----------------------------------------------------------------------------------------------------------
                                           1997       1998       1999       2000       2001       2002
-----------------------------------------------------------------------------------------------------------
 Brady                                     $100       $ 71       $122       $109       $125       $104
-----------------------------------------------------------------------------------------------------------
 S&P 500                                   $100       $117       $139       $150       $127       $ 96
-----------------------------------------------------------------------------------------------------------
 Russell 2000                              $100       $101       $107       $121       $117       $ 95
-----------------------------------------------------------------------------------------------------------
 NYSE Composite                            $100       $114       $127       $130       $125       $ 98
-----------------------------------------------------------------------------------------------------------

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

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In January 2001, the Board approved new Change in Control Agreements for certain of its executive officers including Mrs. Hudson, Messrs. Schroeder, Hawke, Jaehnert and Oliver. The agreements call for payment of an amount equal to three times the annual salary and bonus for Mrs. Hudson and two times the annual salary and bonus for Messrs. Schroeder, Hawke, Jaehnert and Oliver in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over three years for Mrs. Hudson and two years for Messrs. Schroeder, Hawke, Jaehnert and Oliver.

                                      III-6

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

RESTRICTED STOCK

     In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued, Class A Common Stock and Messrs. Schroeder and Hawke were awarded 25,000 shares each of authorized, but unissued Class A Common Stock. The restricted stock awards granted Mrs. Hudson vested on August 1, 2002. The restricted stock awards granted Mr. Schroeder and Mr. Hawke vested 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2002, the Board's Compensation Committee was composed of Messrs. Bemis, Jarc and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

MONEY PURCHASE AND 401(K) PLAN

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Money Purchase ("Brady Corporation Funded Retirement Plan") and Employee 401K Plan (the "Brady Corporation Matched 401(k) Plan"). Under this plan the Company agrees to contribute certain amounts to the Brady Corporation Matched 401(k) Plan. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the Brady Corporation Matched 401(k) Plan and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 8% of their eligible earnings contributed to the Brady Corporation Matched 401(k) Plan (without an additional matching contribution by the Company). The assets of the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed in several investment funds as permitted by the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses.

     Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the Brady Corporation Matched 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the Brady Corporation Matched 401(k) Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a three-year period of continuous service

                                      III-7
for the Brady Corporation Matched 401(k) Plan and after five years of continuous service for the Brady Corporation Funded Retirement Plan.

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

     Upon the retirement, disability, or death of a participant, the Company is required under the new plan to pay, each year for a period of ten years, a portion of the shares held in the participant's name by the Trust. The first payment must be one-tenth of the number of shares held; the second one-ninth; and so on, with the number of shares held in the Trust reduced by each payment.

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

     All current directors and executives converted their balances to the new deferred compensation plan. Certain retired participants elected not to transfer their balances into the new plan. They were allowed to remain in the old deferred compensation plan until the end of fiscal 2002. At that point the old plan terminated and participant's balances earn simple interest at a rate equal to the yield on a 30-year U.S. Treasury Bond as of July 31 of each year.

     During fiscal 2002, the Company adopted new deferred compensation plans whereby executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Plan are held in a Rabbi Trust and are invested by the trustee of the Plan as directed by the participant in several investment funds as permitted by the Plan.

     Upon the retirement, disability, or death of participant, the Company is required under the plan to pay, each year for a period of ten years, a portion of the balance held in the participant's name by the Trust. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Trust reduced by each payment.

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

 BASE SALARY

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the median base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2002, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

 ANNUAL BONUS PLAN

     The shareholder value enhancement plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 80% objective. It stresses maximization of Company profitability, revenue growth and return on invested capital.

  STOCK OPTIONS

     In October 2001, the Company approved the Brady Corporation 2001 Omnibus Incentive Stock Plan under which 500,000 shares of Class A Common Stock are available for grant. In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A Common Stock are available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. All grants under the Option Plans are at market price on the date of the grant.

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

  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mrs. Hudson received $536,626 in base salary in fiscal 2002, an increase of 7.9% from the prior year's base salary. She was paid a bonus attributable to fiscal 2002 of $100,000, an increase of $100,000, from fiscal 2001, when no bonus was paid. The bonus was determined in accordance with the Company's objective Bonus Plan, discussed above. Mrs. Hudson's compensation reflects:

          (i) continued strong operating cash flow and the Company's relative performance to its peers with respect to stock price performance, sales and profits, given current economic conditions;

          (ii) the successful acquisitions of Temtec, Inc., Safety Signs Service and Strandware, Inc. this year and the integration of last year's acquisitions of Balkhausen GmbH and Eset, GmbH;

          (iii) continued improvement in asset utilization (an increase in working capital of 12.9%);

          (iv) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth; and

          (v) continued improvement in intercompany teamwork.

     During fiscal 2002, Mrs. Hudson was awarded options to purchase 35,000 shares of Class A Common Stock.

     The Committee believes these awards are consistent with the objectives of the various plans and with the overall compensation policy of the Board of Directors.

                         ******************************

     The Compensation Committee believes the executive compensation programs and practices described above are competitive. They are designed to provide increased compensation with improved financial performance and to provide additional opportunity for capital accumulation.

        Roger D. Peirce, Chairman
        Richard A. Bemis
        Frank R. Jarc

                                      III-10

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 11, 2002.

                                                                       AMOUNT OF
                                                                       BENEFICIAL    PERCENT OF
   TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP    OWNERSHIP(2)
--------------------       ------------------------------------        ----------   ------------
Class B Common Stock  William H. Brady, Jr. Trust
                      f/b/o Elizabeth B. Lurie(1)...................    884,652         50%
                      c/o Quarles & Brady
                      Attn: Peter J. Lettenberger
                      411 East Wisconsin Avenue
                      Milwaukee, WI 53202
                      William H. Brady III
                      Revocable Trust 2001(1).......................    884,652         50%
                      c/o Quarles & Brady
                      Attn: Peter J. Lettenberger
                      411 East Wisconsin Avenue
                      Milwaukee, WI 53202

---------------

(1) The trustees of both trusts are Richard A. Bemis, Robert C. Buchanan, Peter
    J. Lettenberger, Roger D. Peirce and Gary E. Nei, each of whom shares voting and dispositive power.

(2) An additional 10 shares are owned by a third trust with the same trustees.

                                      III-11

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 11, 2002. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

                                                                                   AMOUNT OF
                                                                                   BENEFICIAL    PERCENT OF
   TITLE OF CLASS     NAME OF BENEFICIAL OWNER & NATURE OF BENEFICIAL OWNERSHIP   OWNERSHIP(9)   OWNERSHIP
--------------------  ---------------------------------------------------------   ------------   ----------
Class A Common Stock  Richard A. Bemis(1)(2)..................................     2,436,756        11.4%
                      Peter J. Lettenberger(1)(3).............................     2,431,742        11.4
                      Roger D. Peirce(1)(4)...................................     2,430,756        11.4
                      Robert C. Buchanan(1)(5)................................     2,429,856        11.4
                      Gary E. Nei(1)(6).......................................     2,429,756        11.4
                      Katherine M. Hudson(7)..................................       551,851         2.6
                      David W. Schroeder......................................       208,298         1.0
                      David R. Hawke..........................................       195,851         0.9
                      Frank M. Jaehnert.......................................        47,878         0.2
                      Michael O. Oliver.......................................        25,000         0.1
                      Conrad G. Goodkind......................................        18,145         0.1
                      Frank W. Harris.........................................        10,033           *
                      Frank R. Jarc...........................................         4,500           *
                      Mary K. Bush............................................         3,500           *
                      All Officers and Directors as a Group (16 persons)(9)...     3,663,707        17.2

Class B Common Stock  Peter J. Lettenberger(1)................................     1,769,314         100
                      Richard A. Bemis(1).....................................     1,769,314         100
                      Gary E. Nei(1)..........................................     1,769,314         100
                      Roger D. Peirce(1)......................................     1,769,314         100
                      Robert C. Buchanan(1)...................................     1,769,314         100
                      All Officers and Directors as a Group...................     1,769,314         100

---------------

 *  Indicates less than one-tenth of one percent.

(1) The amount shown includes shares held directly by the William H. Brady, Jr. Trust f/b/o Elizabeth B. Lurie (the "William H. Brady, Jr. Trust"), the William H. Brady III Revocable Trust 2001 (the "Revocable Trust") and the William H. Brady, Jr. Family Trust (the "Family Trust") (collectively, the "Trusts"). The William H. Brady, Jr. Trust owns 1,160,128 shares of Class A Common Stock and 884,652 shares of Class B Common Stock. The Revocable Trust owns 1,260,128 shares of Class A Common Stock and 884,652 shares of Class B Common Stock. The Family Trust owns 10 shares of Class B Common Stock. The Trustees of the Trusts are Richard A. Bemis, Robert C. Buchanan, Peter J. Lettenberger, Gary E. Nei and Roger D. Peirce, each of whom shares voting and dispositive power.

(2) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 9,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 7,500 shares of Class A Common Stock.

(3) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Lettenberger owns directly 3,986 shares of Class A Common Stock and holds vested options to acquire an additional 7,500 shares of Class A Common Stock.

                                      III-12

(4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 7,500 shares of Class A Common Stock.

(5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 7,500 shares of Class A Common Stock.

(6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 2,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 7,500 shares of Class A Common Stock.

(7) Mrs. Hudson owns 55,851 shares of Class A Common Stock directly and holds vested options to acquire an additional 496,000 shares of Class A Common Stock.

(8) The amount shown for all officers and directors as a group (16 persons) includes options to acquire a total of 1,073,816 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of September 11, 2002. It does not include other options for Class A Common Stock, which have been granted at later dates.

(9) In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 328,074 shares of the Company's Class A Common Stock in its deferred compensation plans, including 96,074 for Mrs. Hudson, 8,802 for Mr. Jaehnert, 35,986 for Mr. Hawke, 28,852 for Mr. Schroeder, and 5,085 for Mr. Oliver.

(C) CHANGES IN CONTROL

     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(D) EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                              EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
PLAN CATEGORY                                     (A)                    (B)                      (C)
-------------                             --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders......................            None                  None                     None
Equity compensation plans not approved
  by security holders...................       2,158,982                $26.21                  507,669
                                               ---------                ------                  -------
Total...................................       2,158,982                $26.21                  507,669
                                               =========                ======                  =======

     The Company's Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 1,500,000, 2,125,000 and 500,000 shares of Class A Nonvoting Common Stock for issuance under the 1989, 1997 and 2001 Plans, respectively. Options granted prior to 1992 become exercisable once the employees have been continuously employed for six months after the grant date. Generally, options granted in 1992 and thereafter will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Peter J. Lettenberger serves as a Director of the Company; he is also a partner of Quarles & Brady LLP, general counsel to the Company. Mr. Conrad G. Goodkind serves as Secretary to the Company; he is also a partner of Quarles & Brady, general counsel to the Company.

                                      III-13

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1) The selected financial data and stock price disclosure presented on Pages 8 through 10 of the Company's 2002 Annual Report are incorporated herein by reference.

        2)Consolidated Financial Statement Schedule --

           Schedule II  Valuation and Qualifying Accounts

           Independent Auditors' Report on Financial Statement Schedule

           All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

        3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

     (b) Reports on Form 8-K.

        No report on form 8-K was filed by the Company during the fourth quarter of fiscal 2002.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Articles of Incorporation of Brady Corporation(1)
  3.2     By-laws of Brady Corporation, as amended(2)
*10.2     Brady Corporation BradyGold Plan, as amended(2)
*10.3     Executive Additional Compensation Plan, as amended(2)
*10.4     Form of Executive's Deferred Compensation Agreement, as
          amended(11)
*10.5     Forms of Director's Deferred Compensation Agreement, as
          amended(11)
*10.6     Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
 10.9     Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10.10    Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
*10.12    Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
*10.13    Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
*10.14    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Katherine M. Hudson(10)
*10.15    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David W. Schroeder(10)
*10.17    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David R. Hawke(10)
*10.20    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and Katherine M. Hudson(8)
*10.22    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David W. Schroeder(8)
*10.23    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David R. Hawke(8)
*10.24    Amendment to Change of Control Agreement dated January 5,
          2001, between Brady Corporation and Frank M. Jaehnert(10)
*10.25    Brady Corporation Restoration Plan dated January 1, 2000(9)
*10.26    Brady Corporation Omnibus Incentive Stock Plan(11)
 10.27    Revolving Credit Facility Credit Agreement(12)
*10.28    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Michael O. Oliver
 13.1     Annual Report to Shareholders for year ended July 31, 2002
 18.1     Letter regarding change in accounting method(3)
 21.1     Subsidiaries of Brady Corporation
 23.1     Consent of Deloitte & Touche LLP, Independent Auditor
 99.1     Written Statement of Chief Executive Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2     Written Statement of Chief Financial Officer Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
  *  Management contract or compensatory plan or arrangement

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

 (6) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1995

 (7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997

 (8) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1997

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                YEAR ENDED JULY 31,
                                                              ------------------------
DESCRIPTION                                                    2002     2001     2000
-----------                                                   ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Valuation accounts deducted in balance sheet from assets to
  which they apply --
  Accounts receivable -- allowance for losses:
  Balances at beginning of period...........................  $2,297   $2,919   $2,339
  Additions -- Charged to expense...........................   2,467    1,537    1,830
               Due to acquired businesses...................                        45
  Deductions -- Bad debts written off, net of recoveries....  (1,558)  (2,159)  (1,295)
                                                              ------   ------   ------
  Balances at end of period.................................  $3,206   $2,297   $2,919
                                                              ======   ======   ======
  Inventory -- reserve for slow-moving inventory:
  Balances at beginning of period...........................  $4,273   $4,714   $5,506
  Additions -- Charged to expense...........................     684               349
  Deductions -- Inventory written off.......................      --     (441)  (1,141)
                                                              ------   ------   ------
  Balances at end of period.................................  $4,957   $4,273   $4,714
                                                              ======   ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-third day of October 2002.

                                          BRADY CORPORATION

                                          By       /s/ D. W. SCHROEDER
                                            ------------------------------------
                                                      D. W. Schroeder
                                               Senior Vice President & Chief
                                                      Financial Officer
                                               (Principal Accounting Officer)
                                               (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




             /s/ K. M. HUDSON                      President and Director          October 23, 2002
------------------------------------------      (Principal Executive Officer)
               K. M. Hudson




          /s/ P. J. LETTENBERGER                          Director                 October 23, 2002
------------------------------------------
            P. J. Lettenberger




             /s/ R. A. BEMIS                              Director                 October 23, 2002
------------------------------------------
               R. A. Bemis




             /s/ F. W. HARRIS                             Director                 October 23, 2002
------------------------------------------
               F. W. Harris




            /s/ R. C. BUCHANAN                            Director                 October 23, 2002
------------------------------------------
              R. C. Buchanan




             /s/ R. D. PEIRCE                             Director                 October 23, 2002
------------------------------------------
               R. D. Peirce




              /s/ G. E. NEI                               Director                 October 23, 2002
------------------------------------------
                G. E. Nei




              /s/ M. K. BUSH                              Director                 October 23, 2002
------------------------------------------
                M. K. Bush




              /s/ F. R. JARC                              Director                 October 23, 2002
------------------------------------------
                F. R. Jarc

                                 CERTIFICATIONS

     I, Katherine M. Hudson, certify that:

          1. I have reviewed this annual report on Form 10-K of Brady
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 23, 2002

/s/ KATHERINE M. HUDSON
---------------------------------------------------------
Katherine M. Hudson
President and Chief Executive Officer

     I, David W. Schroeder, certify that:

          1. I have reviewed this annual report on Form 10-K of Brady
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: October 23, 2002

/s/ DAVID W. SCHROEDER
---------------------------------------------------------
David W. Schroeder
Senior Vice President and Chief Financial Officer