Form 10-Q
period 2002-10-31
BRADY CORP
filed 2002-12-13
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________ to ________
                         Commission File Number 1-14959

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

As of November 20, 2002, there were outstanding 21,345,841 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                                        3

             Condensed Consolidated Statements of
                  Income and Income Retained in the Business                                              4

             Condensed Consolidated Statements of Cash Flows                                              5

             Notes to Condensed Consolidated Financial Statements                                         6

  Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  13

  Item 4.    Controls and Procedures                                                                     13

PART II.     Other Information

  Item 6.    Exhibits and Reports on Form 8-K                                                            14

             Signatures                                                                                  15

             Certifications                                                                              16

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                                (Unaudited)
                                   ASSETS                                  October 31, 2002    July 31, 2002
                                                                           ----------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                               $         79,285    $      75,969
   Accounts receivable, less allowance for losses ($3,300 and $3,206
         respectively)                                                               77,897           76,246
   Inventories                                                                       37,855           36,718
   Prepaid expenses and other current assets                                         20,145           21,093
                                                                           ----------------    -------------

                            TOTAL CURRENT ASSETS                                    215,182          210,026

OTHER ASSETS:
   Goodwill - net                                                                   108,339          108,053
   Other                                                                             21,650           21,555
                                                                           ----------------    -------------

                                                                                    129,989          129,608
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                           5,606            5,612
       Buildings and improvements                                                    50,052           50,122
       Machinery and equipment                                                      128,083          127,955
       Construction in progress                                                       5,319            3,062
                                                                           ----------------    -------------

                                                                                    189,060          186,751
   Less accumulated depreciation                                                    108,363          105,860
                                                                           ----------------    -------------

                     NET PROPERTY, PLANT AND EQUIPMENT                               80,697           80,891
                                                                           ----------------    -------------

TOTAL                                                                      $        425,868    $     420,525
                                                                           ================    =============

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                        $         27,221    $      26,294
   Wages and amounts withheld from employees                                         25,348           26,251
   Taxes, other than income taxes                                                     2,610            2,396
   Accrued income taxes                                                               8,577            6,312
   Other current liabilities                                                         16,048           12,847
   Short-term borrowings and current maturities on long-term debt                        15              162
                                                                           ----------------    -------------

                         TOTAL CURRENT LIABILITIES                                   79,819           74,262

LONG-TERM DEBT, LESS CURRENT MATURITIES                                               3,819            3,751
OTHER LIABILITIES                                                                    17,572           18,270
                                                                           ----------------    -------------

                             TOTAL LIABILITIES                                      101,210           96,283

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                       --            2,855
   Class A nonvoting common stock - Issued and outstanding 21,345,841
        and 21,356,605 shares, respectively                                             213              214
   Class B voting common stock - Issued and outstanding 1,769,314 shares                 18               18
   Treasury Stock - 18,262 and 4,548 class A common shares, at cost                    (509)            (132)
   Additional paid-in capital                                                        41,601           41,526
   Income retained in the business                                                  291,231          287,674
   Cumulative other comprehensive (loss)                                             (7,710)          (7,665)
   Other                                                                               (186)            (248)
                                                                           ----------------    -------------

                       TOTAL STOCKHOLDERS' INVESTMENT                               324,658          324,242
                                                                           ----------------    -------------

TOTAL                                                                      $        425,868    $     420,525
                                                                           ================    =============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                           (Unaudited)
                                                  Three Months Ended October 31,
                                                        2002          2001
                                                     ----------    ----------
Net Sales                                            $  138,662    $  130,001

Operating expenses:
   Cost of products sold                                 68,445        63,123
   Research and development                               4,071         4,452
   Selling, general and administrative                   53,772        50,758
                                                     ----------    ----------
Total operating expenses                                126,288       118,333

Operating income                                         12,374        11,668

Other income and (expense):
   Investment and other income - net                         86           582
   Interest expense                                         (35)          (16)
                                                     ----------    ----------

Income before income taxes                               12,425        12,234

Income taxes                                              4,226         4,239
                                                     ----------    ----------

Net Income                                                8,199         7,995

Income retained in business at beginning of period      287,674       276,779

Less:
  Redemption premium on preferred stock                    (171)
  Preferred stock dividends                                               (65)
  Common stock dividends                                 (4,471)       (4,190)
                                                     ----------    ----------

Income retained in business at end of period         $  291,231    $  280,519
                                                     ==========    ==========

Net income per Class A Nonvoting Common Share

  Basic                                              $     0.35    $     0.35
                                                     ==========    ==========

  Diluted                                            $     0.35    $     0.34
                                                     ==========    ==========

Net income per Class B Voting Common Share

  Basic                                              $     0.32    $     0.32
                                                     ==========    ==========

  Diluted                                            $     0.32    $     0.31
                                                     ==========    ==========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                           (Unaudited)
                                                                                              Three Months Ended
                                                                                                 October 31,
                                                                                              2002          2001
                                                                                           ----------    ----------
Operating activities:
Net income                                                                                 $    8,199    $    7,995
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                 4,295         3,923
  Loss on sale of property, plant & equipment                                                     107            --
  Provision for losses on accounts receivable                                                     415           438
  Amortization of restricted stock                                                                 62           174
  Changes in operating assets and liabilities (Net of effects of business acquisitions):
     Accounts receivable                                                                       (1,869)       (2,534)
     Inventory                                                                                 (1,103)          823
     Prepaid expenses and other assets                                                           (812)        2,581
     Accounts payable, accrued expenses and other liabilities                                   2,605         2,989
     Income taxes                                                                               2,420         1,335
                                                                                           ----------    ----------
        Net cash provided by operating activities                                              14,319        17,724

Investing activities:
  Purchases of property, plant and equipment                                                   (3,862)       (2,116)
  Proceeds from sale of property, plant and equipment                                               1           149
                                                                                           ----------    ----------
        Net cash used in investing activities                                                  (3,861)       (1,967)

Financing activities:
  Payment of dividends                                                                         (4,642)       (4,255)
  Proceeds from issuance of Class A Common Stock                                                   74           783
  Principal payments on debt                                                                      (86)          (27)
  Redemption of preferred stock                                                                (3,026)           --
  Purchase of treasury Stock                                                                     (377)           --
  Proceeds from short-term borrowings-net                                                          --           221
                                                                                           ----------    ----------
        Net cash used in financing activities                                                  (8,057)       (3,278)

Effect of exchange rate changes on cash                                                           915          (823)
                                                                                           ----------    ----------

Net increase in cash and cash equivalents                                                       3,316        11,656
Cash and cash equivalents, beginning of period                                                 75,969        62,811
                                                                                           ----------    ----------

Cash and cash equivalents, end of period                                                   $   79,285    $   74,467
                                                                                           ==========    ==========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                 $       30    $       63
  Income taxes, net of refunds                                                                  3,076         2,698


See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2002
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2002 and July 31, 2002, its results of operations for the three months ended October 31, 2002 and 2001, and its cash flows for the three months ended October 31, 2002 and 2001. The condensed consolidated balance sheet at July 31, 2002 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended July 31, 2002.

         It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.

NOTE B - New Pronouncements

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets and was effective for the Company on August 1, 2002. This pronouncement did not have a material effect on the Company's financial results.

NOTE C - Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the quarter ended October 31, 2002, are as follows:

                                                        Graphics &
                                                        Workplace
                                            ISST        Solutions         Total
                                        ------------   ------------   ------------
Balance as of July 31, 2002             $ 59,884,000   $ 48,169,000   $108,053,000
  Goodwill acquired during the period             --             --             --
  Translation adjustments and other          122,000        164,000        286,000
                                        ------------   ------------   ------------
Balance as of October 31, 2002          $ 60,006,000   $ 48,333,000   $108,339,000
                                        ============   ============   ============

         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". The net book value of these assets was $3,758,000 and $3,918,000 at October 31, 2002 and July 31, 2002, respectively. At October 31, 2002, this amount consisted of $2,864,000 related to patents and trademarks and $894,000 related to non-compete agreements. Amortization expense related to intangible assets was not material.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $8,154,000 and $7,947,000 for the three months ended October 31, 2002 and 2001, respectively.

NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                    Fiscal 2003    Fiscal 2002
                                                    -----------    -----------
(Dollars in thousands, except per share amounts)    1st Quarter    1st Quarter
                                                    -----------    -----------
Numerator:
   Net income                                       $     8,199    $     7,995
   Less: Preferred stock dividends and premium on
         redemption of preferred stock                     (171)           (65)
                                                    -----------    -----------
   Numerator for basic and diluted
       Class A net income per share                       8,028          7,930
   Less: Preferential dividends                            (711)          (705)
   Less: Preferential dividends on
       dilutive stock options                                (7)           (10)
                                                    -----------    -----------
   Numerator for basic and diluted
       Class B net income per share                 $     7,310    $     7,215
                                                    ===========    ===========

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B              23,116         22,937
   Plus: Effect of dilutive stock options                   218            313
                                                    -----------    -----------
   Denominator for diluted net income per
       share for both Class A and Class B                23,334         23,250
                                                    ===========    ===========

Class A Common Stock net income per share:
       Basic                                        $      0.35    $      0.35
       Diluted                                      $      0.35    $      0.34

Class B Common Stock net income per share:
       Basic                                        $      0.32    $      0.32
       Diluted                                      $      0.32    $      0.31

         Options to purchase 495,000 and 75,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarters ended October 31, 2002 and 2001, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F - Restructuring

         During the fourth quarters of fiscal 2002 and 2001, the Company recorded nonrecurring charges of $3,030,000 and $9,560,000, respectively, related primarily to facilities consolidations and workforce reductions. Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                         Fiscal 2002      Fiscal 2001
                                                        Restructuring    Restructuring
                                                        -------------    -------------
Ending balance, July 31, 2002                           $   2,239,000    $   1,748,000
  Fiscal 2003 first quarter activity:
    Cash payments associated with severance and other        (542,000)        (394,000)
                                                        -------------    -------------
Ending balance, October 31, 2002                        $   1,697,000    $   1,354,000
                                                        =============    =============

NOTE G - Preferred Stock Redemption

         On August 1, 2002, all Cumulative Preferred Stock was redeemed at a 6% premium for approximately $3 million. Each share of $100 par value Cumulative Preferred Stock was entitled to receive cumulative cash dividends and could be redeemed, under certain circumstances, by the Company at par value plus accrued dividends plus a premium of 6% of the par value. Such shares, which were held by the initial holder thereof, were subject to redemption only if the holder consented thereto.

NOTE H - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products to differentiated markets. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group. Following is a summary of segment information for the three months ended October 31, 2002 and 2001:

(Dollars in Thousands)                 Identification
                                        Solutions &      Graphics &     Corporate
                                         Specialty       Workplace         and
                                           Tapes         Solutions     Eliminations       Totals
                                       --------------   ------------   ------------    ------------
Three months ended October 31, 2002:
Revenues from external customers       $       57,658   $     81,004             --    $    138,662
Intersegment revenues                             131            153   $       (284)             --
Profit (loss)                                   8,973         19,113           (529)         27,557

Three months ended October 31, 2001:
Revenues from external customers       $       57,082   $     72,919             --    $    130,001
Intersegment revenues                             121            590   $       (711)             --
Profit (loss)                                   9,038         18,652           (560)         27,130

Following is a reconciliation of profit for the three months ended October 31, 2002 and 2001:

(Dollars in Thousands)                  Fiscal 2003    Fiscal 2002
                                        -----------    -----------
                                        1st Quarter    1st Quarter
                                        -----------    -----------
Total profit from reportable segments   $    28,086    $    27,690
Corporate and eliminations                     (529)          (560)
Unallocated amounts:
    Administrative costs                    (14,335)       (14,303)
    Interest-net                                127            159
    Foreign exchange                            (76)           406
    Other                                      (848)        (1,158)
                                        -----------    -----------

Income before income taxes              $    12,425    $    12,234
                                        ===========    ===========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

         For the three months ended October 31, 2002, sales of $138,662,000 were 6.7% higher than the same quarter of the previous year. Sales of the Company's international operations increased 11.1% from the first quarter of last year. This increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased international sales growth by 5.4% in the quarter. International base sales (excludes the effect of acquisitions) in local currencies increased 4.9% for the quarter, while acquisitions added 0.8%. Sales of the Company's U.S. operations increased 2.9% in the quarter. The increase was due to the acquisitions of Strandware, Inc. and Temtec, Inc., which increased U.S. sales growth by 3.4% for the quarter. U.S. base sales declined 0.5% for the quarter.

         The cost of products sold as a percentage of sales increased from 48.6% to 49.4% for the quarter ended October 31, 2002 compared to the same period of the previous year. This increase was due primarily to the initial production costs for two new printer products. Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 38.8% for the quarter ended October 31, 2002, from 39.0% for the same quarter of the prior year due to increased sales volume.

         As a percentage of sales, research and development expenses decreased from 3.4% to 2.9% for the quarter, compared to the same period of the previous year. The decrease is primarily due to the timing of project expenses in advance of the launch of the Company's Globalmark and ID Pal printers in the prior year.

         Operating income was $12,374,000 for the quarter compared to $11,668,000 for the same period last year because of the factors cited above.

         Investment and other income decreased $496,000 for the quarter compared to same period last year due to the net effect of foreign exchange, primarily on intercompany transactions.

         Income before income taxes increased 1.6% for the quarter, compared to prior year results. The Company's effective tax rate was 34.0% for the quarter ended October 31, 2002 and 34.6% for the same quarter of the previous year.

         Net income for the three months ended October 31, 2002, increased 2.6% to $8,199,000 compared to $7,995,000 for the same quarter of the previous year. On a Class A Common Share basis, diluted net income for the three months ended October 31, 2002, was $0.35 compared to $0.34 per share for the same quarter of the previous year.

         In recent years, there have been some elements of seasonality to Brady's business, particularly in the second quarter when there are fewer billing days. For the current fiscal year, management expects earnings for the quarter ending January 31, 2003 to be comparable to the same quarter of fiscal 2002. While we will experience lower sales in second quarter due to the fewer billing days, we expect that our operating expenses will be similar in dollar amount to those experienced in the first quarter of fiscal 2003. Improvement in revenue and earnings, consistent with our initial guidance given earlier this year of $535 million to $545 million in revenues and net income of approximately 7% of revenues, is expected in the second half of the fiscal year provided the global economy continues its current improvement.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 1.0% for the three months ended October 31, 2002, from the same period last year. Base sales in local currency decreased 1.7% in the quarter. The decrease in base sales was offset by the positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the group by 1.8% in the quarter. Acquisitions increased sales over the prior year 0.9% in the quarter. North America and Asia each showed sales declines in local currency for the quarter, while Europe and Latin America sales showed increases in the quarter. The domestic decrease of 2.1% was related to softness in the electronic, electrical and industrial markets. The base sales decrease of 11.2%, in local currencies, for the quarter in Asia was due to a decline in disk drive sales over the same quarter of the prior year and reductions in the scale of our Korean operations. Sales in Europe increased 16.4% in US dollars for the quarter. This increase was aided by an 8.6% increase due to the positive impact of foreign currency exchange. The base increase of 7.1%, excluding acquisitions and the effect of foreign currencies, was due to strong performance in the telecommunications industry. Latin American sales in local currencies increased 17.0% for the quarter, while sales in US dollars decreased 1.8% over the same period of the prior year. The decrease is due to deteriorating exchange rates, primarily in Brazil. Profit as a percentage of sales decreased from 15.8% to 15.6% for the quarter due to the sales declines in Asia discussed above.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales increased 11.1% for the quarter. Base sales in local currency increased 4.9% in the quarter, compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the group by 3% in the quarter. Sales were also aided by acquisitions, which increased sales 3.2% for the quarter, compared to the same period in the prior year. Sales in local currencies for the quarter were up slightly in North America, Europe had strong single-digit sales growth, and we saw high double digit increases in Latin America and Asia Pacific. Asia Pacific sales in local currencies were up 30.9% for the quarter compared to the same period in the prior year. This includes an increase of 11.0% for the quarter due to acquisitions. The base increase in Asia Pacific sales was largely due to the strong performance of the base business in Australia. Sales in Latin America in local currencies increased 41.7% for the quarter. This increase was reduced by the negative effect of fluctuations in the exchange rates used to translate financial results into U.S. currency, which decreased sales by 23.6% in the quarter. Profit as a percentage of sales decreased from 25.6% to 23.6% in the quarter, compared with the same period the prior year. The decrease is primarily due to lower gross margins in the United States related to initial production costs for new product lines. Increased operating expenses also reduced group profits due to the timing of direct marketing expenses and larger investment in the groups European direct mail plan.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of October 31, 2002, was 2.7, down slightly from the current ratio at July 31, 2002 of 2.8. Cash and cash equivalents were $79,285,000 at October 31, 2002, compared to $75,969,000 at July 31, 2002. The increase was primarily due to continued strong cash flow provided by operating activities, offset by investments in property, plant and equipment, payment of dividends and redemption of preferred stock. Working capital decreased $401,000 during the three months ended October 31, 2002, to $135,363,000.

         Cash flow from operations totaled $14,319,000 for the three months ended October 31, 2002, compared to $17,724,000 for the same period last year. The decrease was the result of higher inventories due to the increased sales volume and higher prepaid expenses due to timing of the funding for the Company's benefits plan. Capital expenditures were $3,862,000 in the three months ended October 31, 2002, compared to $2,116,000 in the same period last year. Cash used in financing activities was $8,057,000 for the three-month period ended October 31, 2002, resulting primarily from payments of dividends to the Company's stockholders, redemption of preferred stock, and purchase of treasury stock. Cash flows used in financing activities for the same period last year were $3,278,000 related to payment of dividends, offset by proceeds from issuance of common stock.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 1.2% and 1.1% at October 31, 2002 and July 31, 2002, respectively. Subsequent to October 31, 2002, the Company successfully exited a capital lease of a domestic facility. This capital lease represented approximately $3 million of the long-term debt balance at October 31, 2002.

         The Company maintains a maximum $200 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of October 31, 2002. At October 31, 2002, approximately $96.5 million of the line of credit was available to the Company. The Company is in compliance with the covenants of the line of credit agreement.

         The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions and joint ventures, which fit its growth strategy. Management believes that its cash and cash equivalents, the cash flow it generates from operating activities and available line of credit are adequate to meet the Company's current and anticipated investing and financing needs.

         The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in other Company filings. However, the following additional information is provided to assist financial statement users.

         Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings, computer equipment) where the economic profile is favorable.

         Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties to be incurred under these contracts based upon historical experience and current expectations.

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


         The ability of the Company to attain management's goals and objectives are materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others are more fully described in the Company's 2002 Form 10-K filed with the Securities and Exchange Commission. Such factors could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


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

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of October 31, 2002, the Company has not entered into any interest rate derivatives.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Form 10-Q, Brady Corporation management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K.

                           The Company was not required to file and did not file a report on Form 8-K during the quarter ended October 31, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                   BRADY CORPORATION

Date: December 12, 2002            /s/ K. M. Hudson
      -----------------            ----------------
                                   K. M. Hudson
                                   President & Chief Executive Officer


Date: December 12, 2002            /s/ D.W. Schroeder
      -----------------            ------------------
                                   D.W. Schroeder
                                   Sr. Vice President & Chief Financial Officer
                                   (Principal Accounting Officer)
                                   (Principal Financial Officer)

                                 CERTIFICATIONS

I, Katherine M. Hudson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brady Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ KATHERINE M. HUDSON
-----------------------
Katherine M. Hudson
President and Chief Executive Officer

I, David W. Schroeder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Brady Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/s/ DAVID W. SCHROEDER
----------------------
David W. Schroeder
Senior Vice President and Chief Financial Officer