Form 10-Q
period 2003-01-31
BRADY CORP
filed 2003-03-14
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____
                         Commission File Number 1-14959

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No   X
    -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of February 24, 2003, there were outstanding 21,405,934 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I.      Financial Information

 Item 1.     Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                      3

             Condensed Consolidated Statements of
                   Income and Income Retained in the Business                           4

             Condensed Consolidated Statements of Cash Flows                            5

             Notes to Condensed Consolidated Financial Statements                       6

 Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                 10

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk                14

 Item 4.     Controls and Procedures                                                   15


PART II.     Other Information

 Item 4.     Submission of Matters to a Vote of Security Holders                       15

 Item 5.     Other Information                                                         15

 Item 6.     Exhibits and Reports on Form 8-K                                          16

             Signatures                                                                17

             Certifications                                                            18

PART I. FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)                                                                       (UNAUDITED)
                                   ASSETS                                      JANUARY 31, 2003       JULY 31, 2002
                                   ------                                      ----------------       -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                   $          65,626    $          75,969
   Accounts receivable, less allowance for losses ($3,780 and $3,206
         respectively)                                                                    80,103               76,246
   Inventories                                                                            37,747               36,718
   Prepaid expenses and other current assets                                              17,455               21,093
                                                                               -----------------    -----------------


                            TOTAL CURRENT ASSETS                                         200,931              210,026
OTHER ASSETS:
   Goodwill -- net                                                                       123,360              108,053
   Other                                                                                  22,050               21,555
                                                                               -----------------    -----------------
                                                                                         145,410              129,608

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                                5,122                5,612
       Buildings and improvements                                                         48,945               50,122
       Machinery and equipment                                                           130,220              127,955
       Construction in progress                                                            8,453                3,062
                                                                               -----------------    -----------------
                                                                                         192,740              186,751
   Less accumulated depreciation                                                         112,974              105,860
                                                                               -----------------    -----------------

                     NET PROPERTY, PLANT AND EQUIPMENT                                    79,766               80,891
                                                                               -----------------    -----------------
TOTAL                                                                          $         426,107    $         420,525
                                                                               =================    =================

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
                  ----------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $          23,953    $          26,294
   Wages and amounts withheld from employees                                              25,282               26,251
   Taxes, other than income taxes                                                          1,880                2,396
   Accrued income taxes                                                                    8,256                6,312
   Other current liabilities                                                              16,803               12,847
   Short-term borrowings and current maturities on long-term debt                             51                  162
                                                                               -----------------    -----------------


                         TOTAL CURRENT LIABILITIES                                        76,225               74,262

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                      865                3,751
OTHER LIABILITIES                                                                         18,262               18,270
                                                                               -----------------    -----------------

                             TOTAL LIABILITIES                                            95,352               96,283


STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                             -                2,855
   Class A nonvoting common stock -- Issued and outstanding 21,405,934
        and 21,356,605 shares, respectively                                                  214                  214
   Class B voting common stock -- Issued and outstanding 1,769,314 shares                     18                   18
   Treasury Stock -- 18,262 and 4,548 class A common shares, at cost                       (509)                (132)
   Additional paid-in capital                                                             43,146               41,526
   Income retained in the business                                                       289,508              287,674
   Cumulative other comprehensive (loss)                                                 (1,498)              (7,665)
   Other                                                                                   (124)                (248)
                                                                               -----------------    -----------------

                       TOTAL STOCKHOLDERS' INVESTMENT                                    330,755              324,242
                                                                               -----------------    -----------------
TOTAL                                                                          $         426,107    $         420,525
                                                                               =================    =================

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)


                                                                                (Unaudited)

                                                              Three Months Ended January 31,     Six Months Ended January 31,
                                                                    2003         2002                2003         2002
                                                                  ---------    ---------           ---------    ---------
Net Sales                                                         $ 129,565    $ 120,589           $ 268,227    $ 250,590

Operating expenses:
  Cost of products sold                                              65,909       60,952             134,354      124,075
  Research and development                                            4,572        4,168               8,643        8,620
  Selling, general and administrative                                54,535       46,083             108,307       96,841
                                                                  ---------    ---------           ---------    ---------
Total operating expenses                                            125,016      111,203             251,304      229,536

Operating income                                                      4,549        9,386              16,923       21,054

Other income and (expense):
  Investment and other income - net                                    (275)           6                (189)         588
  Interest expense                                                       (8)          (3)                (43)         (19)
                                                                  ---------    ---------           ---------    ---------
Income before income taxes                                            4,266        9,389              16,691       21,623

Income taxes                                                          1,449        3,251               5,675        7,490
                                                                  ---------    ---------           ---------    ---------
Net Income                                                            2,817        6,138              11,016       14,133

Income retained in business at beginning of period                  291,231      280,519             287,674      276,779

Less Dividends:
  Redemption premium on preferred stock                                   -            -                (171)           -
  Preferred stock                                                         -          (65)                  -         (130)
  Common stock                                                       (4,540)      (4,263)             (9,011)      (8,453)
                                                                  ---------    ---------           ---------    ---------
Income retained in business at end of period                      $ 289,508    $ 282,329           $ 289,508    $ 282,329
                                                                  =========    =========           =========    =========
Net income per Class A Nonvoting Common Share

                                                        Basic     $    0.12    $    0.26           $    0.47    $    0.61
                                                                  =========    =========           =========    =========
                                                        Diluted   $    0.12    $    0.26           $    0.46    $    0.60
                                                                  =========    =========           =========    =========
Net income per Class B Voting Common Share

                                                        Basic     $    0.12    $    0.26           $    0.44    $    0.58
                                                                  =========    =========           =========    =========
                                                        Diluted   $    0.12    $    0.26           $    0.43    $    0.57
                                                                  =========    =========           =========    =========



See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)                                                                          (Unaudited)
                                                                                             Six Months Ended
                                                                                                January 31,
                                                                                             2003        2002
                                                                                           --------    --------
Operating activities:
Net income                                                                                 $ 11,016    $ 14,133
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                               8,102       7,716
  Loss on sale of property, plant & equipment                                                    41         474
  Provision for losses on accounts receivable                                                   671         744
  Amortization of restricted stock                                                              123         347
  Changes in operating assets and liabilities (Net of effects of business acquisitions):
     Accounts receivable                                                                      1,320       1,046
     Inventory                                                                                  730       3,320
     Prepaid expenses and other assets                                                          787        (313)
     Accounts payable, accrued expenses and other liabilities                                (4,145)     (2,800)
     Income taxes                                                                             2,008       1,354
                                                                                           --------    --------
        Net cash provided by operating activities                                            20,653      26,021

Investing activities:
  Purchase of business                                                                      (12,817)     (3,848)
  Termination of capital lease                                                                 (791)          -
  Purchases of property, plant and equipment                                                 (7,621)     (6,474)
  Proceeds from sale of property, plant and equipment                                            16          14
  Other Investments                                                                            (295)         14
                                                                                           --------    --------
        Net cash used in investing activities                                               (21,508)    (10,294)


Financing activities:
  Payment of dividends                                                                       (9,182)     (8,583)
  Proceeds from issuance of Class A Common Stock                                              1,620       2,519
  Principal payments on debt                                                                   (162)     (1,539)
  Redemption of preferred stock                                                              (2,855)          -
  Purchase of treasury Stock                                                                   (377)          -
  Proceeds from short-term borrowings-net                                                        75           -
                                                                                           --------    --------
        Net cash used in financing activities                                               (10,881)     (7,603)



Effect of exchange rate changes on cash                                                       1,393        (929)
                                                                                           --------    --------


Net (decrease) increase in cash and cash equivalents                                        (10,343)      7,195
Cash and cash equivalents, beginning of period                                               75,969      62,811
                                                                                           --------    --------

Cash and cash equivalents, end of period                                                   $ 65,626    $ 70,006
                                                                                           ========    ========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                 $     38    $    147
  Income taxes, net of refunds                                                                8,171       7,052
Acquisitions:
  Fair value of asset acquired, net of cash                                                $  5,277    $  1,095
  Liabilities assumed                                                                        (2,009)       (721)
  Goodwill                                                                                    9,549       3,474
                                                                                           --------    --------
      Net cash paid for acquisitions                                                       $ 12,817    $  3,848
                                                                                           ========    ========
Termination of capital lease
  Disposition of capital assets                                                            $ (2,574)   $      -
  Settlement of capital lease liability                                                       3,365           -
                                                                                           --------    --------
      Net cash paid for termination of capital lease                                       $    791    $      -
                                                                                           ========    ========




See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2003 and July 3l, 2002, its results of operations for the three months and six months ended January 31, 2003 and 2002, and its cash flows for the six months ended January 31, 2003 and 2002. The condensed consolidated balance sheet at July 31, 2002 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B -- New Pronouncements

         In July 2000, the Emerging Issues Task Force (EITF) of the FASB reached final consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." EITF Issue 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF Issue 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. In July 2001, the EITF reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (EITF 00-25). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" (EITF 01-09). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-14 and EITF 00-25. The Company adopted these new standards in the quarter ended April 30, 2002. The implementation of EITF 00-14, EITF 00-25, EITF 01-09, and the accompanying interpretive guidance did not have an impact on the Company's financial position, results of operations, or cash flows.

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

NOTE C -- Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the three months ended January 31, 2003, are as follows:

                                                         Graphics &
                                                         Workplace
                                            ISST         Solutions        Total
                                        ------------   ------------   ------------
Balance as of October 31, 2002          $ 60,006,000   $ 48,333,000   $108,339,000
  Goodwill acquired during the period        420,000     11,129,000     11,549,000
  Translation adjustments                  1,569,000      1,903,000      3,472,000
                                        ------------   ------------   ------------
Balance as of January 31, 2003          $ 61,995,000   $ 61,365,000   $123,360,000
                                        ============   ============   ============

         Excluding the effects of translation adjustments, goodwill increased by $11,549,000 during three-months ended January 31, 2003. The acquisition of TISCOR resulted in $9,129,000 of goodwill due to the preliminary allocation of the purchase price. An additional payment of $2,000,000 related to the Temtec, Inc. acquisition was earned and accrued during the three-month period, resulting in additional goodwill of $2,000,000 related to that acquisition. Lastly, a holdback payment of $420,000 related to the Strandware acquisition was paid during the period, which resulted in additional goodwill of $420,000.

         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets". The net book value of these assets was $5,753,000 and $3,918,000 at January 31, 2003 and July 31, 2002, respectively. At January 31, 2003, this amount consisted of $2,840,000 related to patents and trademarks, $2,094,000 related to software and $819,000 related to non-compete agreements. The amount related to software was acquired with the TISCOR, Inc. acquisition in January 2003. This amount is subject to change based on completion of the final valuation of the assets purchased. Amortization expense related to intangible assets was not material.

NOTE D - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:


                                                             Fiscal 2003                   Fiscal 2002
                                                             -----------                   -----------
(Dollars in thousands, except per share amounts)       2nd Quarter    Six-months     2nd Quarter    Six-months
================================================       -----------    ----------     -----------    ----------
Numerator:
----------
   Net income                                           $  2,817       $ 11,016       $  6,138       $ 14,133
   Less:  Preferred stock dividends and premium on
         redemption of preferred stock                         -           (171)           (65)          (130)
                                                        --------       --------       --------       --------
   Numerator for basic and diluted
       Class A net income per share                        2,817         10,845          6,073         14,003
   Less:  Preferential dividends                               -           (711)             -           (705)
   Less:  Preferential dividends on
       dilutive stock options                                  -             (7)             -            (10)
                                                        --------       --------       --------       --------
   Numerator for basic and diluted
       Class B net income per share                     $  2,817       $ 10,127       $  6,073       $ 13,288
                                                        ========       ========       ========       ========
Denominator:
------------
   Denominator for basic net income per
         share for both Class A and Class B               23,155         23,155         22,997         22,995
          share for both Class A and Class B
   Plus: Effect of dilutive stock options                    230            215            335            327
                                                        --------       --------       --------       --------
   Denominator for diluted net income per
       share for both Class A and Class B                 23,384         23,370         23,332         23,322
                                                        ========       ========       ========       ========

Class A Common Stock net income per share:

       Basic                                            $   0.12       $   0.47       $   0.26       $   0.61
       Diluted                                          $   0.12       $   0.46       $   0.26       $   0.60

Class B Common Stock net income per share:

       Basic                                            $   0.12       $   0.44       $   0.26       $   0.58
       Diluted                                          $   0.12       $   0.43       $   0.26       $   0.57


         Options to purchase 657,000 shares of Class A Common Stock were not included in the computation of diluted net income per share for the quarter ended January 31, 2003, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 794,000 and 16,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the six-months ended January 31, 2003 and 2002, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $9,029,000 and $5,196,000 for the three months ended January 31, 2003 and 2002, respectively, and $17,183,000 and $13,143,000 for the six months ended January 31, 2003 and 2002, respectively.

NOTE F - Acquisitions

         In January 2003, the Company acquired TISCOR, Inc., located in Poway, California, an innovator in mobile workforce automation solutions, and an industry leader in designing hand-held-computer software for technicians performing site and equipment inspections. The purchase price was approximately $13,500,000 in cash. The acquisition agreement includes provisions for contingent payments up to an additional $3,000,000 based on the future earnings of the acquired entity. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The pro-forma results assuming the acquisitions had been consummated as of the beginning of the periods presented are not significant.

         Preliminary allocation of the purchase price of this acquisition has been made based on the carrying values recorded by the acquired entity. The purchase price allocation is preliminary and pending the outcome of a valuation of the acquired entity, including its identifiable intangible assets. Approximately $9,100,000 was assigned to goodwill and approximately $2,100,000 was assigned to software.

NOTE G - Restructuring

         During the fourth quarters of fiscal 2002 and 2001, the Company recorded nonrecurring charges of $3,030,000 and $9,560,000, respectively, related primarily to facilities consolidations and workforce reductions. Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                                        Fiscal 2002              Fiscal 2001
                                                                       Restructuring            Restructuring
                                                                       -------------            -------------
   Ending balance, July 31, 2002                                         $2,239,000              $1,748,000
     Fiscal 2003 first quarter activity:
       Cash payments associated with severance and other                   (542,000)               (394,000)
     Fiscal 2003 second quarter activity:
       Cash payments associated with severance and other                   (319,000)               (551,000)
       Non-cash asset write-offs                                            (59,000)                      -
                                                                         ----------              ----------
   Ending balance, January 31, 2003                                      $1,319,000              $  803,000
                                                                         ==========              ==========

NOTE H - Preferred Stock Redemption

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

NOTE I - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products to differentiated markets. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group.

Following is a summary of segment information for the three months ended January 31, 2003 and 2002:

(Dollars in Thousands)                               Identification
                                                       Solutions &       Graphics &
                                                        Specialty        Workplace        Corporate and
                                                          Tapes          Solutions        Eliminations          Totals
                                                          -----          ---------        ------------          ------
Three months ended January 31, 2003:
------------------------------------
Revenues from external customers                          $56,580          $72,985                  -           $129,565
Intersegment revenues                                         113              186             ($299)                  -
Profit (loss)                                               6,561           13,287            (1,127)             18,721

Three months ended January 31, 2002:
------------------------------------
Revenues from external customers                          $53,712          $66,877                  -           $120,589
Intersegment revenues                                         207              573             ($780)                  -
Profit (loss)                                               6,116           15,459              (534)             21,041


Following is a summary of segment information for the six months ended January 31, 2003 and 2002:

(Dollars in Thousands)                               Identification
                                                       Solutions &       Graphics &
                                                        Specialty        Workplace       Corporate and
                                                          Tapes          Solutions       Eliminations           Totals
                                                          -----          ---------       -------------          ------
Six months ended January 31, 2003:
----------------------------------
Revenues from external customers                         $114,238         $153,989                  -           $268,227
Intersegment revenues                                         244              339             ($583)                  -
Profit (loss)                                              15,534           32,400            (1,656)             46,278

Six months ended January 31, 2002:
----------------------------------
Revenues from external customers                         $110,794         $139,796                  -           $250,590
Intersegment revenues                                         328            1,163           ($1,491)                  -
Profit (loss)                                              15,155           34,110            (1,094)             48,171

Following is a reconciliation of profit for the three and six months ended January 31, 2003 and 2002:

(Dollars in Thousands)                          Fiscal 2003                Fiscal 2002
                                                -----------                -----------
                                         2nd Quarter   Six-months   2nd Quarter    Six-months
                                         -----------   ----------   -----------    ----------
Total profit from reportable segments     $ 19,848      $ 47,934      $ 21,575      $ 49,265
Corporate and eliminations                  (1,127)       (1,656)         (534)       (1,094)
Unallocated amounts:
    Administrative costs                   (13,292)      (27,627)      (11,460)      (25,763)
    Interest-net                               253           380           234           393
    Foreign exchange                          (536)         (612)         (232)          174
    Other                                     (880)       (1,728)         (194)       (1,352)
                                          --------      --------      --------      --------

Income before income taxes                $  4,266      $ 16,691      $  9,389      $ 21,623
                                          ========      ========      ========      ========

NOTE J -- SUBSEQUENT EVENT

         On February 20, 2003, the Company's Board of Directors announced the election of Frank M. Jaehnert as President and Chief Executive Officer, and Katherine M. Hudson as Chairman of the Board, both effective April 1, 2003. Jaehnert was also elected to the Company's Board of Directors. Mr. Jaehnert currently serves as Senior Vice President of the Company and President of the Company's Identification Solutions and Specialty Tapes Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended January 31, 2003, net sales of $129,565,000 were 7.5% higher than the same quarter of the previous year. For the six months ended January 31, 2003, net sales of $268,227,000 were 7.0% higher than the same period last year. Sales of the Company's international operations increased 13.7% for the quarter and 12.4% for the six-month period ended January 31, 2003, as compared to the same periods last year. This increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into United States currency, which increased international sales growth by 9.8% in the quarter and 7.4% for the six-month period ended January 31, 2003. International base sales (excluding the effect of acquisitions) in local currencies increased 3.9% for the quarter and 4.6% for the six-month period. Sales of the Company's United States operations increased 1.1% in the quarter and 2.1% for the six-month period ended January 31, 2003. The increase was due to the acquisitions of Temtec, Inc. and TISCOR Inc., which increased U.S. sales growth by 3.7% for the quarter and 3.5% for the six-month period. U.S. base sales declined 2.6% for the quarter and 1.5% for the six-month period ended January 31, 2003. The decrease in U.S. base sales was primarily due to business interruptions caused by the conversion of the North American direct marketing business to SAP.

         The cost of products sold as a percentage of sales increased from 50.6% to 50.9% for the quarter and from 49.5% to 50.1% for the six-month period ended January 31, 2003 compared to the same periods of the previous year. This increase was due primarily to the conversion of our North American direct marketing operations to SAP in December 2002, which caused depressed sales levels in that higher-margin business in the quarter. For the six-month period, cost of products sold increased due to unabsorbed capacity in our North American operations in addition to the depressed sales due to the SAP implementation in North America. The SAP implementation in North America resulted in lower than expected sales for the quarter. Management expects to recover from the depressed sales levels resulting from the conversion by the end of the third quarter of fiscal 2003.

         Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 42.1% for the current quarter compared to 38.2% for the same quarter of the prior year. For the six months ended January 31, 2003, this percentage was 40.4% compared to 38.7% for the same period last year. In dollars, SG&A increased by $8.5 million in the quarter and $11.5 million for the six-month period compared to the same periods of last year. Twenty-five percent of the increases can be attributed to foreign currency translation increasing expenses in Europe and Asia. Another twenty-five percent of the increases was due to additional administrative expenses associated with acquired businesses, temporary expenses related to the SAP conversion of the North American direct marketing business and geographic expansion of direct marketing catalogs. The remainder of the increases was due to general cost increases and pay and benefit increases.

         Research and development expenditures increased 9.7% for the quarter and 0.3% for the six months ended January 31, 2003 over the same periods last year. As a percentage of sales, research and development expenses were flat for the quarter and decreased from 3.4% to 3.2% for the six-month period.

         Operating income was $4,549,000 for the quarter and $16,923,000 for the six-month period ended January 31, 2003, compared to $9,386,000 and 21,054,000 for the same periods last year because of the factors cited above.

         Investment and other income decreased $281,000 for the quarter and $777,000 for the six-month period ended January 31, 2003, compared to the same periods last year due to the net effect of foreign exchange, primarily on intercompany transactions.

         Income before income taxes decreased 54.6% or $5,123,000 for the quarter and 22.8% or $3,117,000 for the six-month period ended January 31, 2003, compared to the same periods last year. The Company's effective tax rate was 34.0% for the quarter and for the six-month period ended January 31, 2003, compared to 34.6% for the same periods last year.

         Net income for the three months ended January 31, 2003 decreased 54.1% to $2,817,000 compared to $6,138,000 for the same quarter of the previous year. For the six months ended January 31, 2003, net income decreased 22.1% to $11,016,000 from 14,133,000 for the same period last year. On a Class A Common Share basis, diluted net income for the three months ended January 31, 2003, was $0.12 compared to $0.26 per share for the same quarter of the previous year. For the six months ended January 31, 2003, Class A Common Share diluted net income was $0.46 compared to $0.60 for the same period last year.

         For the current fiscal year, Management expects sales for the fiscal year to be in the range of $552 to $562 million and earnings to be in the range of $1.27 to $1.37 per share. The fourth quarter is expected to be stronger than the third quarter.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 5.4% for the three months and 3.1% for the six-month period ended January 31, 2003 compared to the same periods last year. The increase in sales consisted primarily of the positive effect of fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the group by 3.8% in the quarter and 2.7% for the six-month period. Base sales in local currency (excluding acquisitions and the effect of foreign currency) increased 1.6% in the quarter and were flat for the six-month period. Acquisitions did not have an impact in the current quarter, but increased the group's sales over the prior year by 0.4% for the six-month period.

         Asia sales declined in local currency for the quarter as compared to the same period last year, Europe and Latin America sales increased in the quarter, while North American sales were flat. For the six-month period, North America and Asia sales declined in local currency, while Europe and Latin America sales increased.

         In North America, base electronics and industrial business remained flat for the quarter and the six-month periods. In the Quarter, sales of the electrical and data communication identification product line grew in double-digit percentages due to market share gains in the United States. This growth was offset by a decline in external coating business and the sale of the Imtec applicator business last year.

         The base sales decrease of 7.3%, in local currencies, for the quarter and 8.8% for the six-month period in Asia was due to a decline in disk drive sales over the same periods last year and reductions in the scale of our Korean operations. The decrease was partially offset by increased sales in China.

         Sales in Europe increased 21.0% in United States dollars for the quarter and 18.8% for the six-month period over the same periods last year. This increase consisted primarily of an increase of 16.2% for the quarter and 12.5% for the six-month period due to the positive impact of foreign currency exchange. The base increase of 4.8% for the quarter and 5.9% for the six-month period, excluding acquisitions and the effect of foreign currencies, was due to strong performance in the automotive and telecommunications industries. Latin American sales in local currencies increased 46.5% for the quarter and 33.6% for the six-month period, while sales in United States dollars increased 5.6% for the quarter and 2.0% for the six-month period compared to the same periods last year.

         Profit as a percentage of sales increased from 11.4% to 11.6% for the quarter and decreased from 13.7% to 13.6% for the six-month period compared to the same periods in the prior year.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales increased 9.1% for the quarter and 10.2% for the six-month period ended January 31, 2003 compared to the same periods last year. Base sales in local currency increased 0.1% in the quarter and increased 2.7% for the six-month period, compared to the same periods last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the group by 5.7% in the quarter and 4.2% for the six-month period. Sales were also aided by acquisitions, which increased sales 3.3% for the quarter and the six-month period, compared to the same periods in the prior year.

         North American sales decreased 4.6% in local currencies, excluding acquisitions, for the quarter. European sales increased 4.7%, Asia had 9.7% sales growth and Latin America had 26.5% sales increases in the quarter.

         Asia Pacific sales in United States dollars were up 19.8% for the quarter and 30.0% for the six-month period compared to the same periods in the prior year. This includes an increase of 5.6% for the six-month period due to acquisitions and an increase of 10.1% for the quarter and 8.5% for the six-month period due to fluctuations in the exchange rates used to translate financial results into United States currency. The base sales increase in Asia Pacific of 9.7% for the quarter and 15.9% for the six-month period was largely due to strong performance in Australia.

         Sales in Latin America in local currencies increased 26.5% for the quarter and 35.6% for the six-month period compared to the same periods in the prior year. This increase was reduced by the negative effect of fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales by 35.9% in the quarter and 31.9% for the six-month period.

         Profit as a percentage of sales decreased from 23.1% to 18.2% in the quarter and from 24.4% to 21.0% for the six-month period compared with the same periods last year. The decrease relates to the unabsorbed capacity in our North American operations, the depressed sales due to the SAP implementation in North America and higher expenses associated with the SAP implementation.

Financial Condition

         The Company's liquidity remained strong. The current ratio as of January 31, 2003, was 2.6, down slightly from the current ratio at July 31, 2002 of 2.8. Cash and cash equivalents were $65,626,000 at January 31, 2003, compared to $75,969,000 at July 31, 2002. The decrease was primarily due to funding the acquisition of TISCOR Inc., investments in property, plant, and equipment, payment of dividends and redemption of preferred stock, offset by strong operating cash flow. Working capital decreased $11,058,000 during the six months ended January 31, 2003, to $124,706,000.

         Cash flow from operations totaled $20,653,000 for the six months ended January 31, 2003, compared to $26,021,000 for the same period last year. The decrease was the result of lower net income and less reduction in inventory levels, in local currencies, than for the same period of the prior year. Capital expenditures were $7,621,000 in the six months ended January 31, 2003, compared to $6,474,000 in the same period last year. Cash used in financing activities was $10,881,000 for the six-month period ended January 31, 2003, resulting primarily from payments of dividends to the Company's stockholders, redemption of preferred stock, and purchase of treasury stock. Cash flows used in financing activities for the same period last year were $7,603,000 related to payment of dividends, offset by proceeds from issuance of common stock.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.3% and 1.1% at January 31, 2003 and July 31, 2002, respectively. In November 2002, the Company successfully exited a capital lease of a domestic facility. This capital lease represented approximately $3 million of the long-term debt balance at July 31, 2002.

         The Company maintains a maximum $200 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of January 31, 2003. No borrowings were made under the line of credit during the six months ended January 31, 2003. At January 31, 2003, approximately $81.3 million of the line of credit was available to the Company. The Company is in compliance with the covenants of the line of credit agreement.

         The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions and joint ventures, which fit its growth strategy. Management believes that its cash and cash equivalents, the cash flow it generates from operating activities and its available line of credit are adequate to meet the Company's current and anticipated investing and financing needs.

         The strong liquidity of the Company and its continued strong cash flows enables the company to execute on a long-term strategic plan. This strategic plan includes investments which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions and joint ventures. In uncertain economic times, our strong liquidity allows us to make investments that we believe some of our competitors are unable to match. Should the Company remain in an unleveraged position during expansionary times the Company may experience a less rapid rate of growth compared to some of its competitors.

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

         Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of its business. In the aggregate, such commitments are not in excess of current market prices. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties is likely to be incurred under these contracts based upon historical experience and current expectations.

         Other Contractual Obligations - The Company does not have financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

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


         The ability of the Company to attain management's goals and objectives are materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others are more fully described in the Company's 2002 Form 10-K filed with the Securities and Exchange Commission. These factors, as well as the uncertain impact of a potential war with Iraq or other geo-political events, could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.

         The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material.

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of January 31, 2003, the Company has not entered into any interest rate derivatives.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Form 10-Q, Brady Corporation management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that material information is collected and evaluated by management of the Company on a timely basis and that the quality and timeliness of the Company's public disclosures comply with the SEC disclosure obligations. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 14, 2002. At the meeting the following persons were elected to serve as company directors by the affirmative vote of 100% of the 1,769,314 shares of Class B Common Voting Stock until the next annual meeting of shareholders and until their successors have been elected:

                  Richard A. Bemis
                  Robert C. Buchanan
                  Mary K. Bush
                  Frank W. Harris
                  Katherine M. Hudson
                  Frank R. Jarc
                  Peter J. Lettenberger
                  Gary E. Nei
                  Roger D. Pierce

ITEM 5. OTHER INFORMATION

         On February 20, 2003, the Company's Board of Directors announced the election of Frank M. Jaehnert as President and Chief Executive Officer, and Katherine M. Hudson as Chairman of the Board, both effective April 1, 2003. Jaehnert was also elected to the Company's Board of Directors. Mr. Jaehnert currently serves as Senior Vice President of the Company and President of the Company's Identification Solutions and Specialty Tapes Group. From 1996 to 2002 he served as the Company's Chief Financial Officer. Prior to joining the Company in 1995 he held various financial and management positions in both Germany and the United States for Robert Bosch GmbH, headquartered in Stuttgart, Germany. A native of Stuttgart, he holds the equivalent of a master of business administration degree from the University of Stuttgart, Germany. Mrs. Hudson has served as President and Chief Executive Officer of the Company since 1994. A report on Form 8-K was filed regarding this leadership change on February 24, 2003.

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K.

                 The Company was not required to file and did not file a report on Form 8-K during the quarter ended January 31, 2003.

                 A report on Form 8-K, was filed on February 24, 2003 relating to the election of Frank M. Jaehnert as President and Chief Executive Officer, and Katherine M. Hudson as Chairman of the Board, both effective April 1, 2003.

                 A report on Form 8-K, was furnished on February 21, 2003, relating to the announcement of the Company's fiscal 2003 second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BRADY CORPORATION

Date:   March 14, 2003             /s/ K. M. Hudson
       ---------------             -------------------
                                   K. M. Hudson
                                   President & Chief Executive Officer


Date:   March 14, 2003             /s/ D.W. Schroeder
       ---------------             -------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ KATHERINE M. HUDSON
--------------------------
Katherine M. Hudson
President and Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ DAVID W. SCHROEDER
-------------------------
David W. Schroeder
Senior Vice President and Chief Financial Officer