Form 10-Q
period 2003-04-30
BRADY CORP
filed 2003-06-13
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2003

                                       OR

              __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from _________to________
                         Commission File Number 1-14959

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

Yes  X         No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 20, 2003, there were outstanding 21,432,334 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                                                3

             Condensed Consolidated Statements of
                   Income and Income Retained in the Business                                                     4

             Condensed Consolidated Statements of Cash Flows                                                      5

             Notes to Condensed Consolidated Financial Statements                                                 6

  Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                          16

  Item 4.    Controls and Procedures                                                                             17

PART II.     Other Information

  Item 5.    Other Information                                                                                   17

  Item 6.    Exhibits and Reports on Form 8-K                                                                    18

             Signatures                                                                                          19

             Certifications                                                                                      20

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                                (UNAUDITED)
                                                                                    APRIL 30, 2003       JULY 31, 2002
                                                                                    --------------       -------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                          $   68,631         $     75,969
   Accounts receivable, less allowance for losses ($3,574 and $3,206,                     85,098               76,246
         respectively)
   Inventories                                                                            37,685               36,718
   Prepaid expenses and other current assets                                              19,965               21,093
                                                                                      ----------         ------------
                  TOTAL CURRENT ASSETS                                                   211,379              210,026

OTHER ASSETS:
   Goodwill - net                                                                        128,655              108,053
   Other                                                                                  26,292               21,555
                                                                                      ----------         ------------
                                                                                         154,947              129,608
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                                5,155                5,612
       Buildings and improvements                                                         50,409               50,122
       Machinery and equipment                                                           138,159              127,955
       Construction in progress                                                            3,865                3,062
                                                                                      ----------         ------------
                                                                                         197,588              186,751
   Less accumulated depreciation                                                         116,554              105,860
                                                                                      ----------         ------------
                  NET PROPERTY, PLANT AND EQUIPMENT                                       81,034               80,891
                                                                                      ----------         ------------
TOTAL                                                                                 $  447,360         $    420,525
                                                                                      ==========         ============

                  LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                                   $   27,198         $     26,294
   Wages and amounts withheld from employees                                              29,120               26,251
   Taxes, other than income taxes                                                          2,614                2,396
   Accrued income taxes                                                                   10,890                6,312
   Other current liabilities                                                              19,961               12,847
   Short-term borrowings and current maturities on long-term debt                             39                  162
                                                                                      ----------         ------------

                  TOTAL CURRENT LIABILITIES                                               89,822               74,262

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                      845                3,751
OTHER LIABILITIES                                                                         18,554               18,270
                                                                                      ----------         ------------

                  TOTAL LIABILITIES                                                      109,221               96,283

STOCKHOLDERS' INVESTMENT:
   Preferred stock                                                                             -                2,855
   Class A nonvoting common stock - Issued and outstanding 21,426,467                        214                  214
        and 21,356,605 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares                      18                   18
   Treasury stock - 18,262 and 4,548 class A common shares, at cost                         (509)                (132)
   Additional paid-in capital                                                             43,566               41,526
   Income retained in the business                                                       293,562              287,674
   Cumulative other comprehensive income (loss)                                            1,350               (7,665)
   Other                                                                                     (62)                (248)
                                                                                      ----------         ------------
                  TOTAL STOCKHOLDERS' INVESTMENT                                         338,139              324,242
                                                                                      ----------         ------------
TOTAL                                                                                 $  447,360         $    420,525
                                                                                      ==========         ============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                                                           (Unaudited)

                                                                  Three Months Ended April 30,       Nine Months Ended April 30,
                                                                      2003           2002               2003           2002
                                                                    ---------      ---------          ---------      ---------
Net sales                                                           $ 141,955      $ 130,533          $ 410,182      $ 381,123

Operating expenses:
   Cost of products sold                                               68,826         63,516            203,180        187,591
   Research and development                                             5,165          4,520             13,808         13,140
   Selling, general and administrative                                 55,890         49,781            164,197        146,622
                                                                    ---------      ---------          ---------      ---------
Total operating expenses                                              129,881        117,817            381,185        347,353

Operating income                                                       12,074         12,716             28,997         33,770

Other income and (expense):
   Investment and other income - net                                      977            238                788            826
   Interest expense                                                       (22)           (15)               (65)           (34)
                                                                    ---------      ---------          ---------      ---------

Income before income taxes                                             13,029         12,939             29,720         34,562

Income taxes                                                            4,432          4,464             10,107         11,954
                                                                    ---------      ---------          ---------      ---------

Net income                                                              8,597          8,475             19,613         22,608

Income retained in business at beginning of period                    289,508        282,329            287,674        276,779

Less dividends:
  Redemption premium on preferred stock                                     -              -               (171)             -
  Preferred stock                                                           -            (65)                 -           (195)
  Common stock                                                         (4,543)        (4,270)           (13,554)       (12,723)
                                                                    ---------      ---------          ---------      ---------

Income retained in business at end of period                        $ 293,562      $ 286,469          $ 293,562      $ 286,469
                                                                    =========      =========          =========      =========

Net income per class A nonvoting common share

                                                          Basic     $    0.37      $    0.36          $    0.84      $    0.97
                                                                    =========      =========          =========      =========

                                                        Diluted     $    0.37      $    0.36          $    0.83      $    0.96
                                                                    =========      =========          =========      =========

Net income per class B voting common share

                                                          Basic     $    0.37      $    0.36          $    0.81      $    0.94
                                                                    =========      =========          =========      =========

                                                        Diluted     $    0.37      $    0.36          $    0.80      $    0.93
                                                                    =========      =========          =========      =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                       (Unaudited)
                                                                                                    Nine Months Ended
                                                                                                        April 30,

                                                                                                   2003           2002
                                                                                                  --------      --------
Operating activities:
Net income                                                                                        $ 19,613      $ 22,608
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                     13,112        11,799
  Loss on sale of property, plant & equipment                                                           71           605
  Provision for losses on accounts receivable                                                          833           963
  Amortization of restricted stock                                                                     185           520
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                            (1,159)       (3,830)
     Inventory                                                                                       2,713         3,536
     Prepaid expenses and other assets                                                              (1,468)          323
     Accounts payable, accrued expenses and other liabilities                                        1,943         5,762
     Income taxes                                                                                    4,628        (1,196)
                                                                                                  --------      --------
        Net cash provided by operating activities                                                   40,471        41,090

Investing activities:
  Purchase of business                                                                             (20,906)      (12,749)
  Termination of capital lease                                                                        (791)            -
  Purchases of property, plant and equipment                                                       (11,593)       (9,513)
  Proceeds from sale of property, plant and equipment                                                   56           102
  Other investments                                                                                   (198)           20
                                                                                                  --------      --------
        Net cash used in investing activities                                                      (33,432)      (22,140)

Financing activities:
  Payment of dividends                                                                             (13,725)      (12,918)
  Proceeds from issuance of class A common stock                                                     2,040         3,646
  Principal payments on debt                                                                          (210)       (1,369)
  Redemption of preferred stock                                                                     (2,855)            -
  Purchase of treasury stock                                                                          (377)            -
                                                                                                  --------      --------
        Net cash used in financing activities                                                      (15,127)      (10,641)

Effect of exchange rate changes on cash                                                                750          (850)
                                                                                                  --------      --------
Net (decrease) increase in cash and cash equivalents                                                (7,338)        7,459
Cash and cash equivalents, beginning of period                                                      75,969        62,811
                                                                                                  --------      --------
Cash and cash equivalents, end of period                                                          $ 68,631      $ 70,270
                                                                                                  ========      ========
Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                        $     38      $    155
  Income taxes, net of refunds                                                                       8,045        11,726
Acquisitions:
  Fair value of asset acquired, net of cash                                                       $ 14,460      $  5,667
  Liabilities assumed                                                                               (9,264)       (1,789)
  Goodwill                                                                                          15,710         8,871
                                                                                                  --------      --------
      Net cash paid for acquisitions                                                              $ 20,906      $ 12,749
                                                                                                  ========      ========
Termination of capital lease
  Disposition of capital assets                                                                   $ (2,574)     $      -
  Settlement of capital lease liability                                                              3,365             -
                                                                                                  --------      --------
      Net cash paid for termination of capital lease                                              $    791      $      -
                                                                                                  ========      ========

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2003 and July 3l, 2002, its results of operations for the three months and nine months ended April 30, 2003 and 2002, and its cash flows for the nine months ended April 30, 2003 and 2002. The condensed consolidated balance sheet at July 31, 2002 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

         It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective balance sheet dates.

NOTE B - New Pronouncements

         In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached final consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives offered to customers. Sales incentives include discounts, coupons, and generally any other offers that entitle a customer to receive a reduction in the price of a product by submitting a claim for a refund or rebate. Under EITF Issue No. 00-14, the reduction in or refund of the selling price of the product resulting from any sales incentives should be classified as a reduction of revenue. In July 2001, the EITF reached final consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" (EITF Issue No. 00-25). EITF Issue No. 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as an offset to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" (EITF Issue No. 01-09). EITF Issue No. 01-09 clarifies and modifies certain items discussed in EITF Issue No. 00-14 and EITF Issue No. 00-25. The Company adopted these new standards in the quarter ended April 30, 2002. The implementation of EITF Issue No. 00-14, EITF Issue No. 00-25, EITF Issue No. 01-09, and the accompanying interpretive guidance did not have an impact on the Company's financial position, results of operations, or cash flows.

         In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting for and the reporting of the impairment or disposal of long-lived assets and was effective for the Company on August 1, 2002. This pronouncement did not have a material effect on the Company's financial results.

NOTE C - Goodwill and Other Intangible Assets

         Changes in the carrying amount of goodwill for the nine months ended April 30, 2003, are as follows:

                                               Identification
                                                Solutions &       Graphics &
                                                 Specialty         Workplace
                                                    Tapes          Solutions         Total
                                               --------------    ------------     ------------
Balance as of July 31, 2002                     $ 59,884,000     $ 48,169,000     $108,053,000
  Goodwill acquired (including adjustments)        4,074,000       11,685,000       15,759,000
  Translation adjustments                          2,391,000        2,452,000        4,843,000
                                                ------------     ------------     ------------
Balance as of April 30, 2003                    $ 66,349,000     $ 62,306,000     $128,655,000
                                                ============     ============     ============

         Goodwill increased by $20,602,000 during the nine months ended April 30, 2003, including an increase of $4,843,000 attributable to the effects of foreign currency translation. The acquisitions of TISCOR Inc., Cleere Advantage Ltd. and Etimark GmbH resulted in $8,057,000, $1,492,000 and $3,654,000 of additional goodwill, respectively. An additional payment of $2,000,000 related to the fiscal 2002 Temtec, Inc. acquisition was earned and paid during the period, resulting in additional goodwill of $2,000,000. Lastly, a holdback payment and a purchase accounting adjustment related to the fiscal 2002 acquisitions of Strandware and Temtec, Inc., respectively, resulted in additional goodwill of $556,000.

         Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was $9,335,000 and $3,918,000 at April 30, 2003 and July 31, 2002,
respectively. At April 30, 2003, this amount consisted of $2,852,000 related to patents and trademarks, $3,599,000 related to customer relationships, $1,960,000 related to software and $924,000 related to non-compete agreements. The amounts related to customer relationships and software were acquired with the TISCOR, Inc. and Cleere Advantage Ltd. acquisitions during the nine months ended April 30, 2003. The TISCOR, Inc. purchase accounting was finalized during the three months ended April 30, 2003. The purchase accounting related to the Cleere Advantage Ltd. and Etimark GmbH acquisitions is subject to change based on completion of the final valuation of the assets purchased. Amortization expense related to intangible assets was not material for the three and nine-month periods ended April 30, 2003. The intangible assets have finite estimated lives over which the value is amortized ranging from one to ten years.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $11,445,000 and $9,938,000 for the three months ended April 30, 2003 and 2002, respectively, and $28,628,000 and $23,080,000 for the nine months ended April 30, 2003 and 2002, respectively.

NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                                         Fiscal 2003              Fiscal 2002
                                                                         -----------              -----------
(Dollars in thousands, except per share amounts)                  3rd Quarter  Nine-months  3rd Quarter   Nine-months
================================================                  -----------  -----------  -----------   -----------
Numerator:
   Net income                                                      $  8,597     $ 19,613      $  8,475      $ 22,608
   Less: Preferred stock dividends and premium on
         redemption of preferred stock                                    -         (171)          (65)         (195)
                                                                   --------     --------      --------      --------
   Numerator for basic and diluted
       Class A net income per share                                   8,597       19,442         8,410        22,413
   Less: Preferential dividends                                           -         (711)            -          (705)
                                                                   --------
   Less: Preferential dividends on
       dilutive stock options                                             -           (7)            -           (10)
                                                                   --------     --------      --------      --------
   Numerator for basic and diluted
       Class B net income per share                                $  8,597     $ 18,724      $  8,410      $ 21,698
                                                                   ========     ========      ========      ========

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B                          23,183       23,151        23,053        22,995
   Plus: Effect of dilutive stock options                               152          192           392           339
                                                                   --------     --------      --------      --------
   Denominator for diluted net income per
       share for both Class A and Class B                            23,335       23,343        23,445        23,334
                                                                   ========     ========      ========      ========

Class A common stock net income per share:
       Basic                                                       $   0.37     $   0.84      $   0.36      $   0.97
       Diluted                                                     $   0.37     $   0.83      $   0.36      $   0.96

Class B common stock net income per share:
       Basic                                                       $   0.37     $   0.81      $   0.36      $   0.94
       Diluted                                                     $   0.37     $   0.80      $   0.36      $   0.93

         Options to purchase 1,108,000 shares of class A common stock were not included in the computation of diluted net income per share for the three months ended April 30, 2003, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 799,000 shares of class A common stock were not included in the computation of diluted net income per share for the nine months ended April 30, 2003 because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F - Acquisitions

         In April 2003, the Company acquired Etimark GmbH, located in Bad Nauheim, Germany, a leading provider of complete barcode solutions including labels, printers, applicators and software for the German Market. In February 2003, the Company acquired Cleere Advantage Ltd., a small printing system distributor, located in the United Kingdom. The combined purchase price for the two acquisitions was approximately $5,100,000 in cash and $2,100,000 in notes payable. Preliminary allocation of the purchase price of these acquisitions has been made based on the carrying values recorded by the acquired entities. The purchase price allocation is preliminary and pending the outcome of valuations of the acquired entities, which are in progress. Approximately $5,100,000 was assigned to goodwill in the preliminary allocation of the purchase price.

         In January 2003, the Company acquired TISCOR, Inc., located in Poway, California, an innovator in mobile workforce automation solutions, and an industry leader in designing hand-held-computer software for technicians performing site and equipment inspections. The purchase price was approximately $13,500,000 in cash. The agreement includes provisions for contingent payments up to a maximum of $3,000,000 based on the earnings of the acquired entity in calendar years ending December 31, 2003 and 2004. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $8,057,000 to goodwill, $2,900,000 to customer relationships and $2,100,000 to software. The pro-forma results assuming the acquisitions had been consummated as of the beginning of the periods presented are not significant.

NOTE G - Restructuring

         During the fourth quarters of fiscal 2002 and 2001, the Company recorded nonrecurring charges of $3,030,000 and $9,560,000, respectively, related primarily to facilities consolidations and workforce reductions. Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                                  Fiscal 2002      Fiscal 2001
                                                                 Restructuring    Restructuring
                                                                 -------------    -------------
Ending reserve balance, July 31, 2002                             $ 2,239,000      $ 1,748,000
  Fiscal 2003 first quarter activity:
    Cash payments associated with severance, leases and other        (542,000)        (394,000)
  Fiscal 2003 second quarter activity:
    Cash payments associated with severance, leases and other        (319,000)        (551,000)
    Non-cash asset write-offs                                         (59,000)               -
  Fiscal 2003 third quarter activity:
    Cash payments associated with severance, leases and other        (170,000)        (199,000)
    Non-cash asset write-offs                                               -          (40,000)
                                                                  -----------      -----------
Ending reserve balance, April 30, 2003                            $ 1,149,000      $   564,000
                                                                  ===========      ===========

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

NOTE I - Segment Information

         The Company's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products to differentiated markets. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group. In April 2003, the Company announced a new regional based management structure. The Company continues to internally evaluate its fiscal 2003 results under the historical group structure. As a result, the Company will begin to report segment information by Americas, Europe and Asia in fiscal 2004, when they are fully operational.

Following is a summary of segment information for the three months ended April 30, 2003 and 2002:

                                    Identification
                                      Solutions &   Graphics &    Corporate
                                      Specialty     Workplace        and
(Dollars in Thousands)                  Tapes       Solutions    Eliminations     Totals
                                    --------------  ----------   ------------     ------
Three months ended April 30, 2003:
Revenues from external customers       $ 55,872      $ 86,083             -      $141,955
Intersegment revenues                        71           337     ($    408)            -
Profit (loss)                             6,895        20,802          (847)       26,850

Three months ended April 30, 2002:
Revenues from external customers       $ 54,658      $ 75,875             -      $130,533
Intersegment revenues                        58           225     ($   283)            -
Profit (loss)                             6,987        20,019          (549)       26,457

Following is a summary of segment information for the nine months ended April 30, 2003 and 2002:

                                    Identification
                                      Solutions &   Graphics &    Corporate
                                      Specialty     Workplace        and
(Dollars in Thousands)                  Tapes       Solutions    Eliminations    Totals
                                    --------------  ----------   ------------    ------
Nine months ended April 30, 2003:
Revenues from external customers      $170,110      $240,072             -      $410,182
Intersegment revenues                      315           676      ($   991)            -
Profit (loss)                           22,429        53,202        (2,503)       73,128

Nine months ended April 30, 2002:
Revenues from external customers      $165,452      $215,671             -      $381,123
Intersegment revenues                      386         1,388      ($ 1,774)            -
Profit (loss)                           22,142        54,129        (1,643)       74,628

Following is a reconciliation of profit for the three and nine months ended April 30, 2003 and 2002:

                                                Fiscal 2003                Fiscal 2002
                                                -----------                -----------
(Dollars in Thousands)                   3rd Quarter   Nine-months   3rd Quarter  Nine-months
                                         -----------   -----------   -----------  -----------
Total profit from reportable segments     $ 27,697      $ 75,631      $ 27,006      $ 76,271
Corporate and eliminations                    (847)       (2,503)         (549)       (1,643)
Unallocated amounts:
    Administrative costs                   (14,055)      (41,682)      (13,342)      (39,105)
    Interest-net                               148           528           111           505
    Foreign exchange                           806           194           111           285
    Other                                     (720)       (2,448)         (398)       (1,751)
                                          --------      --------      --------      --------

Income before income taxes                $ 13,029      $ 29,720      $ 12,939      $ 34,562
                                          ========      ========      ========      ========

NOTE J - Pro Forma Stock-Based Compensation

         The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the nine months ended April 30, 2003 under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one-year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years.

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted. Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:

                                             Three Months Ended             Nine Months Ended
                                                  April 30                       April 30
                                                  --------                       --------
(In thousands, except per share amounts)    2003           2002           2003             2002
                                            ----           ----           ----             ----
Net earnings
     As reported                          $   8,597      $   8,475      $   19,613      $   22,608
     Pro forma expense                          525            510           1,497           1,529

     Pro forma                                8,072          7,965          18,116          21,079

Net earnings per class A common share
Basic
     As reported                          $    0.37      $    0.36      $     0.84      $     0.97
     Pro forma adjustments                    (0.02)         (0.02)          (0.06)          (0.06)
     Pro forma                                 0.35           0.34            0.78            0.91
Diluted
     As reported                               0.37           0.36            0.83            0.96
     Pro forma adjustments                    (0.02)         (0.02)          (0.06)          (0.06)
     Pro forma                                 0.35           0.34            0.77            0.90

         The assumptions used to calculate the fair value of new options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the three months ended April 30, 2003, sales of $141,955,000 were 8.8% higher than the same quarter of the previous year. For the nine months ended April 30, 2003, sales of $410,182,000 were 7.6% higher than the same period last year. Sales of the Company's international operations increased 18.7% for the quarter and 14.6% for the nine-month period ended April 30, 2003. This increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into United States currency, which increased international sales by 14.0% in the quarter and 9.6% for the nine-month period ended April 30, 2003. The acquisition of Cleere Advantage Ltd. increased international sales by 0.7% for the quarter. The acquisition of Cleere Advantage Ltd. combined with the acquisition of Safety Signs Service increased international sales by 0.6% for the nine-month period. Sales of the Company's United States operations decreased 0.5% in the quarter and increased 1.2% for the nine-month period ended April 30, 2003. The acquisitions of Temtec, Inc. and TISCOR Inc. increased U.S. sales by 4.4% for the quarter and 3.8% for the nine-month period. U.S. base sales declined 4.9% for the three-month period and 2.6% for the nine-month period ended April 30, 2003. The decrease in the three-month period was due to the continued shift of business away from the United States within the Identification Solutions and Specialty Tapes Group and sales declines when compared to the same period of the prior year, which included higher sales related to the introduction of the ID Pal Identification Product. In addition, the decrease in U.S. base sales for the nine-month period was due to a business disruption caused by the process of converting the North American direct marketing operations to SAP.

         The cost of products sold as a percentage of sales decreased from 48.7% to 48.5% for the quarter and increased from 49.2% to 49.5% for the nine-month period ended April 30, 2003 compared to the same periods of the previous year. The decrease for the quarter was due to the growth in the higher margin Graphics & Workplace Solutions Group outpacing growth in the Identification Solutions and Specialty Tapes Group. The increase for the nine-month period was due primarily to the conversion of our North American direct marketing operations to SAP in December 2002, which caused depressed sales levels in that business. Selling, general and administrative (SG&A) expenses as a percentage of sales increased to 39.4% for the quarter compared to 38.1% for the same quarter of the prior year. The increase, as a percentage of sales, was due to higher administrative expenses associated with acquired businesses and increased spending in our European direct marketing operation. For the nine months ended April 30, 2003, this percentage was 40.0% compared to 38.5% for the same period last year. The increase for the nine-month period, as a percentage of sales, was due to higher administrative expenses associated with acquired businesses, increased catalog expansion programs in our European direct marketing operation, temporary expenses related to a North American SAP implementation in the direct marketing operations and general cost increases including pay and benefit cost increases throughout the organization.

         Research and development expenditures increased 14.3% for the quarter and 5.1% for the nine months ended April 30, 2003 over the same periods last year. As a percentage of sales, research and development expenses increased from 3.5% to 3.6% for the quarter and were flat at 3.4% for the nine-month period, compared to the prior year.

         Operating income was $12,074,000 for the quarter and $28,997,000 for the nine-month period ended April 30, 2003, compared to $12,716,000 and 33,770,000 for the same periods last year because of the factors cited above.

         Investment and other income increased $739,000 for the quarter and decreased $38,000 for the nine-month period ended April 30, 2003, compared to the same periods last year due to the net effect of foreign exchange, primarily on intercompany transactions.

         Income before income taxes increased 0.7% for the quarter and decreased 14.0% for the nine-month period ended April 30, 2003, compared to the same periods last year. The Company's effective tax rate was 34.0% for the quarter and for the nine-month period ended April 30, 2003, compared to 34.5% for the quarter and 34.6% for the nine months ended April 30, 2002.

         Net income for the three months ended April 30, 2003 increased 1.4% to $8,597,000 compared to $8,475,000 for the same quarter of the previous year. For the nine months ended April 30, 2003, net income decreased 13.2% to $19,613,000 from $22,608,000 for the same period last year. On a class A common share basis, diluted net income for the three months ended April 30, 2003, was $0.37 compared to $0.36 per share for the same quarter of the previous year. For the nine months ended April 30, 2003, class A common share diluted net income was $0.83 compared to $0.96 for the same period last year.

         In May 2003, the company announced that it plans to consolidate certain facilities around the world and combine sales and marketing efforts throughout North America and Europe. These efforts will result in a global workforce reduction of about 10%. As a result, the Company expects to incur costs related to this restructuring of $10 to $13 million pretax ($6.6 to $8.6 million after tax), with $7 to $10 million pretax ($4.6 to $6.6 million after tax) occuring in the fourth quarter of fiscal 2003 and the remainder in fiscal 2004. For the current fiscal year, management expects sales to be in the range of $550 to $560 million and earnings to be in the range of $0.90 to $1.00 per diluted class A common share, including the restructuring charges of $0.20 to $0.28 per share. The Company expects sales for the next fiscal year, ending July 31, 2004 of $575 to $610 million and earnings of $1.50 to $1.65 per diluted class A common share, including any charges associated with the restructuring discussed above.

Business Segment Operating Results

Identification Solutions & Specialty Tapes (ISST) Group:

         ISST sales increased 2.2% for the three months ended April 30, 2003 and 2.8% for the nine-month period then ended, compared to the same periods last year. Base sales in local currency decreased 3.3% for the three-month period ended April 30, 2003 and 1.1% for the nine-month period then ended. The decrease in base sales was offset by the positive effect of fluctuations in the exchange rates used to translate financial results into United States dollar, which increased sales within the group by 5.5% and 3.6% for the three-month and nine-month periods, respectively. Acquisitions increased sales over the prior year 0.3% for the nine-month period.

         North American base sales declined by 8.9% and 4.0% for the three and nine-month periods ended April 30, 2003, respectively. Approximately half of the base sales decline, for the three-month period, was due to higher sales in the prior year resulting from the initial stocking packages for the introduction of the ID Pal identification product. The remaining sales decline was in the electronics, industrial and telecommunications markets, in which production continued to move outside of the United States.

         In Asia, base sales increased 5.0% in local currencies, for the three month period ended April 30, 2003 due to increased sales in China and Malaysia, which was partially offset by lower sales in the disk drive market and reductions in the scale of our Korean operations. Base sales decreased 4.5%, in local currencies, for the nine-month period due to a decline in sales to the disk drive market over the same period last year and reductions in the scale of our Korean operations. This decline for the nine-month period was partially offset by strong growth in China and Malaysia.

         In local currencies, base sales in Europe decreased 0.2% for the three-month period and increased 3.9% for the nine-month period. The base decrease for the three-month period was due to a weakening economy in Europe. The base increase for the nine-month period, excluding acquisitions, was due to strong performance in the automotive and telecommunications industries. Foreign currency translation increased sales 22.0% for the three-month period and 15.6% for the nine-month period.

         Latin American base sales in local currencies increased 39.0% for the three-month period and 35.5% for the nine-month period, while sales in United States dollars increased 2.1% for the three-month period and 2.0% for the nine-month period compared to the same periods last year.

         Profit as a percentage of sales decreased from 12.8% to 12.3% for the three-month period ended April 30, 2003 and from 13.4% to 13.2% for the nine-month period compared to the same periods in the prior year. Both decreases were a result of slight declines in gross margin as a percentage of sales.

Graphics & Workplace Solutions Group:

         Graphics & Workplace Solutions' sales increased 13.5% for the three-month period and 11.3% for the nine-month period ended April 30, 2003 compared to the same periods last year. Base sales in local currency increased 1.3% in the three-month period and 2.2% for the nine-month period. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States dollars, which increased sales within the group by 7.6% in the three-month period and 5.4% for the nine-month period. Sales were also aided by acquisitions, which increased sales 4.5% for the three-month period and 3.7% for the nine-month period, compared to the same periods in the prior year.

         North American base sales decreased 0.5% in the three-month period and 0.9% in the nine-month period. For the three-month period, the base sales decline reflects a continued softening in the U.S. direct marketing end markets. In addition to the softening of the end markets in the U.S., base sales in the nine-month period declined due to temporary disruptions related to a SAP implementation in the direct marketing businesses in North America. The acquisitions of Temtec, Inc. and TISCOR Inc. added 6.9% to sales for the three-month period and 5.8% for the nine-month period.

         Europe's base sales, in local currencies, increased 3.3% for the three-month period and 4.9% for the nine-month period. The base sales increase for both periods was due to growth in France and Italy, partially offset by slight decreases in Germany and Belgium. In addition to the base sales increase, the positive impact of foreign currency exchange increased sales by 18.7% and 13.8% in the three-month and nine-month periods, respectively, due to the strong Euro. The acquisition of Cleere Advantage Ltd. also increased the region's sales by 1.8% and 0.6% in the three-month and nine-month periods, respectively.

         Asia Pacific base sales, in local currencies, increased 4.2% for the three-month period and 11.4% for the nine-month period. The base sales increase for both periods was due to growth in Australia, which was offset slightly by a decline in Japan due to the exit of the direct marketing business earlier this fiscal year. Sales in Asia Pacific were also aided by the acquisition of Safety Signs Service in Australia, which increased the region's sales in the nine-month period by 3.5%.

         Latin America base sales, in local currencies, increased 12.3% for the three-month period and 27.5% for the nine-month period. This increase was more than offset by the negative effect of fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales by 30.4% in the quarter and 31.4% for the nine-month period.

         Profit as a percentage of sales decreased from 26.4% to 24.2% in the three-month period and from 25.1% to 22.2% for the nine-month period. The decrease in both periods was due to lower gross margins in the United States related to the SAP conversion in the North American direct marketing business and profit margins lower than historical base business for acquisitions, due to integration costs.

Financial Condition

         The Company's liquidity remains strong. The current ratio as of April 30, 2003 was 2.4, down from the current ratio at July 31, 2002 of 2.8. Cash and cash equivalents were $68,631,000 at April 30, 2003, compared to $75,969,000 at July 31, 2002. The decrease was primarily due to funding the acquisitions of TISCOR Inc., Cleere Advantage Ltd., and Etimark GmbH, investments in property, plant, and equipment, payment of dividends and redemption of preferred stock, offset by strong operating cash flow. Working capital decreased $14,207,000 during the nine months ended April 30, 2003, to $121,557,000.

         Cash flow from operations totaled $40,471,000 for the nine months ended April 30, 2003, compared to $41,090,000 for the same period last year. The decrease was the result of lower net income offset by changes in current operating assets and liabilities, in local currencies, compared to the same period of the prior year. Capital expenditures were $11,593,000 in the nine months ended April 30, 2003, compared to $9,513,000 in the same period last year. Cash used in financing activities was $15,127,000 for the nine-month period ended April 30, 2003, resulting primarily from payments of dividends to the Company's stockholders and redemption of preferred stock, offset by proceeds from issuance of common stock associated with employee stock options. Cash flows used in financing activities for the same period last year were $10,641,000 related to payment of dividends and debt payments, offset by proceeds from issuance of common stock associated with employee stock options.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.2% and 1.1% at April 30, 2003 and July 31, 2002, respectively. In November 2002, the Company successfully exited a capital lease of a domestic facility. This capital lease represented approximately $3 million of the long-term debt balance at July 31, 2002.

         In April 2003, the Company decreased the maximum commitment under its $200 million line of credit with a group of nine banks to $100 million, none of which was being utilized as of April 30, 2003. No borrowings were made under the line of credit during the nine months ended April 30, 2003. At April 30, 2003, approximately $75.3 million of the line of credit (based on certain financial ratios of the Company) was available to the Company. The Company is in compliance with the covenants of the line of credit agreement.

         The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions and joint ventures, which fit its growth strategy. Management believes that its cash and cash equivalents, the cash flow it generates from operating activities and the available line of credit are adequate to meet the Company's current and anticipated investing and financing needs.

         The strong liquidity of the Company and its continued strong cash flows enable the company to execute a long-term strategic plan. This strategic plan includes investments, which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions and joint ventures. Even in uncertain economic times, the Company's strong liquidity allows it to continue with investments for the Company's future. Should the Company remain in an unleveraged position during expansionary times, the Company may experience a less rapid rate of growth compared to some of its competitors.

         The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends. However, the following additional information is provided to assist financial statement users.

         Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings, computer equipment) for which the economic profile is favorable.

         Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of business. Such commitments are not in excess of current market prices. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties will be incurred under these contracts based upon historical experience and current expectations.

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

         The ability of the Company to attain management's goals and objectives is materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others, are more fully described in the Company's 2002 Form 10-K filed with the Securities and Exchange Commission. These factors, as well as the uncertain impact of the war with Iraq, other geo-political events and the SARS virus, could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of April 30, 2003, the Company has not entered into any interest rate derivatives.

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this Form 10-Q, Brady Corporation management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14(c). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On February 20, 2003, the Company's Board of Directors announced the election of Frank M. Jaehnert as President and Chief Executive Officer, and Katherine M. Hudson as Chairman of the Board, both effective April 1, 2003. Mr. Jaehnert was also appointed to the Company's Board of Directors. Mr. Jaehnert previously served as Senior Vice President of the Company and President of the Company's Identification Solutions and Specialty Tapes Group. From 1996 to 2002 he served as the Company's Chief Financial Officer. From 1995 to 1996 he served as a Financial Director for the Company. Prior to joining the Company in 1995 he held various financial and management positions in both Germany and the United States for Robert Bosch GmbH, headquartered in Stuttgart, Germany. A native of Stuttgart, he holds the equivalent of a master of business administration degree from the University of Stuttgart, Germany. Mrs. Hudson has served as President and Chief Executive Officer of the Company since 1994.

ITEM 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           10.24 Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert

                           99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K.

                           A report on Form 8-K was filed on February 21, 2003, relating to the election of Frank M. Jaehnert as President and Chief Executive Officer, and Katherine
                           M. Hudson as Chairman of the Board, both effective April 1, 2003.

                           A report on Form 8-K was furnished on February 21, 2003, relating to the announcement of the Company's fiscal 2003 second quarter results.

                           A report on Form 8-K was filed on April 15, 2003, relating to the appointment of David R. Hawke as Executive Vice President, and announced a new region-based organization structure.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                    BRADY CORPORATION

Date:   June 13, 2003               /s/ F. M. Jaehnert
                                    ------------------
                                    F.M. Jaehnert
                                    President & Chief Executive Officer

Date:   June 13, 2003               /s/ D.W. Schroeder
                                    ------------------
                                    D.W. Schroeder
                                    Sr. Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)
                                    (Principal Financial Officer)

                                 CERTIFICATIONS

I, Frank M. Jaehnert, certify that:

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

Date: June 13, 2003

/s/ FRANK M. JAEHNERT
-----------------------------
Frank M. Jaehnert
President and Chief Executive Officer

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

Date: June 13, 2003

/s/ DAVID W. SCHROEDER
-----------------------------
David W. Schroeder
Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

                  10.24 Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert

                  99.1 Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.