Form 10-K
period 2003-07-31
BRADY CORP
filed 2003-10-23
CIK 746598

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JULY 31, 2003
                         COMMISSION FILE NUMBER 1-14959

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the non-voting common stock held by non-affiliates of the entity as of January 31, 2003 was approximately $471,233,549, (based on closing sale price of $26.56 per share on that date as reported for the New York Stock Exchange). As of September 15, 2003, there were outstanding 21,636,682 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.
                      DOCUMENTS INCORPORATED BY REFERENCE
BRADY CORPORATION 2003 ANNUAL REPORT TO SHAREHOLDERS, INCORPORATED INTO PART II
                                      & IV
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                        ------
                                    PART I
Item 1.   Business....................................................     I-1
          General Development of Business.............................     I-1
          Financial Information About Industry Segments...............     I-1
          Narrative Description of Business:
            Overview..................................................     I-1
            Business Strategy.........................................     I-1
            Key Initiatives...........................................     I-2
            Products..................................................     I-3
            Marketing and Sales.......................................     I-5
            Manufacturing Process and Raw Materials...................     I-6
            Technology and Product Development........................     I-6
            International Operations..................................     I-7
            Competition...............................................     I-7
            Backlog...................................................     I-7
            Environment...............................................     I-7
            Employees.................................................     I-7
            Acquisitions..............................................     I-7
          Financial Information About Foreign and Domestic Operations
          and Export Sales............................................     I-7
          Information Available on the Internet.......................     I-8
Item 2.   Properties..................................................     I-8
Item 3.   Legal Proceedings...........................................     I-8
Item 4.   Submission of Matters to a Vote of Security Holders.........     I-8

                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................    II-1
Item 6.   Selected Financial Data.....................................    II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    II-1
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   II-10
Item 8.   Financial Statements and Supplementary Data.................   II-11
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   II-37
Item 9A.  Controls and Procedures.....................................   II-37

                                                                         PAGE
                                                                        ------
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........   III-1
Item 11.  Executive Compensation......................................   III-4
            Summary Compensation Table................................   III-4
            Stock Options.............................................   III-5
            Common Stock Price Performance Graph......................   III-7
            Compensation of Directors.................................   III-8
            Termination of Employment and Change in Control
            Arrangements..............................................   III-8
            Restricted Stock..........................................   III-9
            Compensation Committee Interlocks and Insider
            Participation.............................................   III-9
            Funded Retirement and 401(k) Plans........................   III-9
            Deferred Compensation Arrangements........................  III-10
            Compensation Committee Report on Executive Compensation...  III-10
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................  III-13
Item 13.  Certain Relationships and Related Transactions..............  III-15

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................    IV-1
Signatures............................................................    IV-5

                                     PART I

     Brady Corporation and Subsidiaries are referred to herein as the "Company", "Brady" or "we".

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Company, a Wisconsin corporation founded in 1914, currently operates 28 manufacturing facilities worldwide. Nine are located in the United States, three each in Australia, Brazil and China, two each in France and Germany and one each in Belgium, Canada, England, Italy, Malaysia and Singapore. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hong Kong, Hungary, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Sweden, Taiwan and the United States. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

     Brady is an international manufacturer and marketer of identification solutions and specialty materials which help customers increase safety, security, productivity and performance. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves more than 300,000 customers in electronics, telecommunications, manufacturing, electrical, construction, education and a variety of other industries. Brady's reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in its markets.

     Brady's major product categories include: identification solutions and specialty tapes and graphics and workplace solutions. The Company's products are sold in a variety of markets, including electrical, electronic, telecommunication, governmental, public utility, computer, construction, general manufacturing, laboratory, transportation equipment and education. The need for the Company's products is driven by specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (OSHA) and the Environmental Protection Agency (EPA), or by the need to identify and track assets, or to direct, warn, inform, train and protect people. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing and electronic access through the Internet. The Company has a broad customer base, which in fiscal 2003 consisted of more than 300,000 companies, with the largest customer representing just over 5% of net sales. Sales from international operations represented 52.3%, 48.5% and 44.0% of sales in fiscal 2003, 2002, and 2001, respectively.

BUSINESS STRATEGY

     Brady's mission is to be the world leader in identification and material solutions that help companies improve productivity, performance, safety and security. The Company's goal is to accomplish this objective by offering a broad range of high-quality, innovative products to a widely diversified customer base in a prompt and responsive manner. Underlying the Company's business strategy is a Company-wide commitment to enhancing shareholder value. The Company's long-term focus on activities that will create sustainable value for shareholders drives decision making at all levels of the Company. The Company's employees participate in an incentive plan that has a component focused upon growth and profitability. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets. Key elements of the Company's business strategy include:

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

KEY INITIATIVES

     The Company's key initiatives include:

     Customer-driven growth. The Company seeks to increase market penetration in existing domestic and international markets through existing distribution channels and strong sales and marketing efforts. To achieve this objective, the Company is aligning more closely with distributors, combining its current sales force and pursuing additional channels and expanding its geographic reach. Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $290,068,000 or 52.3% of net sales in fiscal 2003. The Company believes that international markets continue to represent a significant growth opportunity. Accordingly, the Company is actively seeking to increase penetration in established markets in Europe, Asia/Pacific and Canada and to enter new emerging markets elsewhere in Eastern Europe, the Pacific Rim and Latin America.

     Proprietary products. The Company, through strong product innovation and development activities, seeks to continually introduce new products and explore additional applications for products in existing and new markets. Through its market planning process, the Company seeks to fully understand the broad needs of each of its major market segments and determine a strategy to meet those needs in each segment.

     Acquisitions. While the Company intends to continue pursuing internal growth through the above strategies, it also intends, where practical, to fill product lines or market sectors, open new geographic markets, acquire new technology, and strengthen product offerings through the pursuit of strategic acquisitions and joint ventures.

     Process improvement. Process improvement will also support the Company as it grows. Brady has been working over the last four years on its Earning Customer Loyalty through Integrated Processes and Systems Everywhere (Eclipse) initiative, a global project creating one Brady enterprise with common and shared processes supported by a single integrated system (SAP). This will allow Brady to better anticipate and serve the future needs of its customers while making improvements in working capital measures and selling, general and administrative (SG&A) expense. As of July 31, 2003, approximately 70% of Brady's global operations were operating on this system, as measured by sales volume.

     Leadership. The Company highlights leadership as an important initiative to its values and growth strategy. Its leadership principles include: customer focus, high-performance expectations, boldness, decisiveness and accountability.

PRODUCTS

     The Company's products consist of over 50,000 stock as well as custom items and complete identification systems that are used by the Company's customers to create a safer work environment for employees, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: identification solutions and specialty tapes products, including wire and cable markers, high-performance labels, laboratory identification products, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems and specialty tapes and precision die-cut solutions; and graphics and workplace solutions products, including signs, pipe and valve markers, storage markers, asset identification tags, lockout/tagout products, traffic-control products, printing systems, software and graphics products.

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

  HIGH PERFORMANCE LABELS

     Brady produces a complete line of label materials to meet customers' needs for identification that performs under harsh or sensitive conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels on site, on demand, using thermal-transfer, laser, dot matrix and inkjet printers. Brady labels are manufactured out of a variety of films, predominantly coated by Brady, for applications in the following markets: electronic, industrial, electrical, laboratory and security.

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

  PRECISION DIE-CUT SOLUTIONS

     The Company develops customized precision die-cut solutions that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, personal data assistants, computer hard drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services.

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

  PIPE AND VALVE MARKERS

     The Company manufactures both self-adhesive and mechanically applied stock and custom-designed pipe markers, and plastic and metal valve tags for the identification of pipes and control valves in the mechanical contractor and process industry markets. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the systems.

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

OTHER PRODUCTS

     The Company also sells a variety of other products, none of which currently individually accounts for a material portion of its sales, including: hospital and clinical labels, packing and shipping goods, name plates, and quality and production control products, among others.

MARKETING AND SALES

     The Company's products are sold in a wide variety of markets including electrical, electronic, telecommunications, governmental, public utility, commercial office, computer, construction, general manufacturing, laboratory, transportation equipment and education. Brady has a diverse customer base that consisted of over 300,000 customers in fiscal 2003. No material part of the Company's business is dependent upon a single customer or group of customers, and the loss of a particular customer would not have a material adverse effect upon the Company's business. In fiscal 2003, Brady's largest customer accounted for just over 5% of the Company's net sales.

     Brady seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from the Company's competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order-catalog marketing and electronic access through the Internet. The Company currently has over 4,000 established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company's sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical support and product-application advice.

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

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing costs. The Company produces the majority of the adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. A growing part of the Company's manufacturing is done through a Web-to-Workbench(TM) process. In this process, orders received for items such as signs and asset identification labels are sent directly from the customer's order on the Internet to the manufacturing floor. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

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

     The Company conducts much of its technology and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $18,900,000, $17,300,000, and $20,300,000 in fiscal 2003, 2002, and 2001, respectively, on its research and development activities. In fiscal 2003, approximately 175 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

     The Company's name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

INTERNATIONAL OPERATIONS

     In fiscal 2003, 2002, and 2001, sales from international operations accounted for 52.3%, 48.5% and 44.0%, respectively, of the Company's sales. The Company's global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, Italy, Japan, Malaysia, Mexico, Singapore, and Sweden and sales offices in Hong Kong, Korea, the Philippines, and Taiwan. Several of these locations manufacture or have the capability to manufacture certain of the products they sell. The Company acquired or opened new operations in Australia, China, England, Germany and Malaysia in the last three years. The Company expects to continue to expand its international operations as appropriate.

COMPETITION

     The markets for most of the Company's products are competitive. The Company believes that it is one of the leading domestic producers of self-adhesive wire markers, safety signs, pipe markers, precision die-cut materials and bar-code-label-generating software. The Company competes for business principally on the basis of product quality, performance, service, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world's major adhesive and electrical product companies offering some competing products as part of their product lines. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

     As of July 31, 2003, the amount of the Company's backlog orders believed to be firm was approximately $16,300,000. This compares with approximately $22,300,000 and $22,100,000 of backlog orders as of July 31, 2002 and 2001, respectively. Average delivery time for the Company's orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

     As of July 31, 2003, the Company employed approximately 3,300 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any negotiated labor contracts, and considers its relations with employees to be excellent.

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

(E) INFORMATION AVAILABLE ON THE INTERNET

     The Company's Internet address is http://www.bradycorp.com. The Company makes available, and has made available since June 2003, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by the Company's insiders, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

     The Company currently operates 28 manufacturing facilities. Nine are located in the United States, three each in Australia, Brazil and China, two each in France and Germany and one each in Belgium, Canada, England, Italy, Malaysia and Singapore. The Company's present operating facilities contain a total of approximately 1,545,000 square feet of space, of which approximately 709,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the course of business. The Company is not currently a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 22, 2003, by written consent, the affirmative vote of 100% of the 1,769,314 shares of Class B Common Voting Stock approved the Brady Corporation 2003 Omnibus Incentive Stock Plan.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a) Market Information

     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC and on the Berlin Stock Exchange under the number 900104. There is no trading market for the Company's Class B Voting Common Stock.

     Stock price disclosure required by this Item is incorporated by reference to Page 10 of the Brady Corporation 2003 Annual Report to Shareholders.

(b) Holders

     The number of holders of record of the Company's Class A and Class B Common Stock as of September 5, 2003, was 332 and 3, respectively.

(c) Dividends

     The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.0333 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company's revolving credit agreement requires that it maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2003, the required consolidated net worth was approximately $264,000,000 and the Company's actual consolidated net worth was approximately $339,000,000.

     During its two most recent fiscal years and for the first quarter of the current year, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

                                                                                                        YEAR
                                                                                                       ENDING
                                       2002                                    2003                     2004
                       -------------------------------------   -------------------------------------   -------
                       1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                       -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A..............   $.19      $.19      $.19      $.19      $.20      $.20      $.20      $.20      $.21
Class B..............    .16       .19       .19       .19       .17       .20       .20       .20       .18

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to Pages 8 and 9 of the Brady Corporation 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In fiscal 2003, a difficult economic environment and shifting global marketplace continued to challenge the Company. Nonetheless, the Company had modest sales gains. However, reported net income dropped primarily due to charges for restructuring the organization in response to a prolonged weak economy and changes in the Company's global markets.

     With no sign of a material economic rebound, getting the Company's cost structure back in line became a top priority. The Company continued with its long-term strategic initiatives and began to take significant steps to transform the way it operates in order to return to higher levels of sales, long-term profitability and growth. With a renewed focus on its customers, the Company took action to simplify and streamline its organization.

Management believes this transformation is essential to ensure Brady's future competitiveness and build shareholder value.

     Sales for fiscal 2003 were $554.9 million, up 7.3 percent from fiscal 2002 sales of $517.0 million. The impact of foreign-currency translations was a positive 5.1 percent. Sales from core businesses were down 0.7 percent, while acquisitions contributed 2.9 percent to annual sales. Sales in the Graphics and Workplace Solutions Group increased 10.2 percent, while the Identification Solutions and Specialty Tapes Group sales increased 3.6 percent. Regionally, sales in the U.S. declined slightly, while Europe showed modest improvement in local currencies. Asian and Latin American sales experienced more significant growth despite economic weakness in those regions.

     As net income remained weak throughout the year, the Company initiated a major restructuring of its global operations that includes the consolidation of certain facilities in the U.S. and abroad, and a workforce reduction of approximately 10 percent. This was not a downsizing in the traditional sense due solely to a slowdown in work activities, but rather part of a comprehensive re-design of the Company's operations intended to increase efficiency and productivity in both the short and long term. After-tax net charges of $6.3 million were recorded in the fourth quarter, bringing the Company's reported net income for fiscal 2003 to $21.4 million or $0.91 per diluted Class A Common Share, compared with reported net income of $28.3 million or $1.20 per share in fiscal 2002. As the Company's reorganization continues into fiscal 2004, Brady expects to incur an additional $2 to $3 million in pre-tax restructuring charges, and realize total after-tax savings of $7 to $9 million annually.

     Despite the challenges of fiscal 2003, Brady remains a strong and vital company. The Company finished the year with more than $76 million in cash and little debt on its balance sheet, and increased its dividend payments to investors for the 18th straight year.

YEAR ENDED JULY 31, 2003, COMPARED TO YEAR ENDED JULY 31, 2002

     Sales for fiscal 2003 increased by $37,904,000 or 7.3% from fiscal 2002. Sales of the Company's international operations increased 16.2% in U.S. dollars. The acquisitions of Safety Signs Service in November 2001, Cleere Advantage in February 2003 and Etimark GmbH in April 2003 increased international sales by 2.3% in fiscal 2003. International base business increased by 3.3% in local currencies. These increases were aided by changes in the exchange rates used to translate financial results into U.S. currency, which increased international sales by 10.6%. Sales of the Company's U.S. operations decreased 1.0%, with a base business decline of 4.4%, partially offset by the acquisitions of Strandware, Inc. in November 2001, Temtec, Inc in April 2002 and TISCOR, Inc. in January 2003. In total, acquisitions added 3.4% to sales.

     The cost of products sold as a percentage of sales decreased from 49.6% to 49.5% in fiscal 2003. The decrease was due to the net effect of higher initial production costs of the Company's Globalmark and Visimate products and the temporary disruption of customer service levels in our North American Direct Marketing operations as the Company implemented a new business system during the year. These factors were more than offset by higher relative growth within the higher margin Graphics and Workplace Solutions Group and savings from restructuring activities performed in fiscal 2002 and 2003.

     Research and development investment as a percentage of sales was 3.4%, up from 3.3% in fiscal 2002.

     Selling, general and administrative expenses as a percentage of sales increased to 39.6% in fiscal 2003 from 38.5%. The increase was due to higher administrative expenses from recent acquisitions, higher expenses associated with a system implementation in the Company's direct marketing operations in North America, additional spending in European direct marketing businesses and general cost increases, including pay and benefit cost increases, offset by cost reductions from restructuring activities.

     Fiscal 2003 expenses included a net restructuring charge of $9,589,000, which included a $10,215,000 charge relating primarily to consolidation of sales and marketing resources in North America and Europe, consolidating operating facilities in the United States and Europe, and a workforce reduction. The $10,215,000 charge was offset by a $626,000 adjustment to the fiscal 2002 and 2001 restructuring accruals related to favorable settlement of leases upon termination. Through attrition and position eliminations, the fiscal 2003 and 2004 restructuring actions will result in a workforce reduction of approximately 10 percent. The Company expects to incur pre-tax restructuring charges in fiscal 2004 of $2 to $3 million. Total annual pre-tax savings from these activities are expected to approximate $10 to $13 million.

     Fiscal 2002 expenses included a net restructuring charge of $2,720,000, consisting of a $3,030,000 charge relating primarily to consolidation of facilities in Asia/Pacific, United States and Europe and a workforce reduction of approximately 3 percent, offset by a $310,000 adjustment to the fiscal 2001 severance accrual.

     Operating income decreased $9,354,000 to $32,149,000 in fiscal 2003. The majority of the decrease was due to an increase in net charges associated with restructuring activities from fiscal 2002 to fiscal 2003 of $6,869,000. The remaining decrease was a result of higher selling, general and administrative expenses as discussed above.

     Investment and other income decreased $1,287,000 from the prior year primarily due to the net effect of foreign exchange rates, primarily on intercompany transactions.

     Income before income taxes was $32,455,000, a decrease of 24.8% from fiscal 2002. The higher expenses associated with restructuring activities in fiscal 2003 versus fiscal 2002 accounted for 15.9% of the decrease.

     The Company's effective tax rate decreased from 34.5% for fiscal 2002 to 34.0% for fiscal 2003.

     Net income was $21,420,000 for fiscal 2003, compared to $28,253,000 for fiscal 2002. Net income included after-tax net restructuring charges of $6,329,000 in fiscal 2003 and a $1,782,000 charge in fiscal 2002.

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

     Selling, general and administrative expenses as a percentage of sales decreased to 38.5% in fiscal 2002, from 39.2% in fiscal 2001. Fiscal 2001 expenses included goodwill amortization of $6,119,000, which ceased on August 1, 2001. The remaining decrease of $8,819,000 was due primarily to fixed administrative expenses spread over a lower sales base.

     Fiscal 2002 expenses included a net restructuring charge of $2,720,000 which consisted of a $3,030,000 charge relating primarily to consolidation of facilities in Asia/Pacific, United States and Europe and a workforce reduction of approximately 3 percent, offset by a $310,000 adjustment to the fiscal 2001 severance accrual. Fiscal 2001 expenses included a restructuring charge of $9,560,000, primarily related to facilities consolidation and a workforce reduction of approximately 5 percent.

     Operating income decreased $3,019,000 to $41,503,000 in fiscal 2002. Lower expenses from restructuring and goodwill amortization when compared to fiscal 2001 were more than offset by reduced gross margin from lower sales volume, resulting in the reduction in operating income.

     Investment and other income increased $1,028,000 from the prior year primarily due to the net effect of foreign exchange rates, primarily on intercompany transactions, improving over the prior year by approximately $2,000,000. Reductions in interest income of $800,000 partially offset the foreign exchange improvement.

     Income before income taxes was $43,135,000, a decrease of 3.7% compared to fiscal 2001's $44,790,000, due to the factors cited above.

     The Company's effective tax rate decreased from 38.5% for fiscal 2001 to 34.5% for fiscal 2002. The large decrease in the effective rate was due to the effect of ceasing goodwill amortization on August 1, 2001.

     Net income was $28,253,000 for fiscal 2002, compared to $27,546,000 for fiscal 2001. Net income included after-tax net restructuring charges of $1,782,000 in fiscal 2002 and $5,879,000 in fiscal 2001 and goodwill amortization in fiscal 2001 of $5,939,000 after-tax, which ceased on August 1, 2001.

BUSINESS SEGMENT OPERATING RESULTS

  IDENTIFICATION SOLUTIONS & SPECIALTY TAPES (ISST) GROUP

     ISST sales increased 3.6% in fiscal 2003 from fiscal 2002, following a decrease of 12.9% in fiscal 2002 versus 2001. Base-business sales in fiscal 2003 were down 2.6% from fiscal 2002. The base business decline within the group was most significant in North America, where a weak manufacturing economy impacted our industrial base of customers. This was more than offset by the impact of foreign currency translation, which added 4.1% to the group's sales and the acquisitions of Strandware, Inc. in November 2001 and Etimark GmbH in April 2003, which added 2.1% to the group's sales.

     Segment profit as a percentage of sales remained constant at 13.5% in both 2003 and 2002. Comparing fiscal 2002 to 2001, segment profit as a percentage of sales decreased from 19.7% to 13.5% as a result of sales decline and unabsorbed cost increases.

  GRAPHICS & WORKPLACE SOLUTIONS GROUP

     Graphics & Workplace Solutions' sales increased 10.2% in fiscal 2003 from fiscal 2002. Foreign currency translation increased the group's sales by 5.9% from fiscal 2002 to 2003. The acquisitions of Safety Signs Service in November 2001, Temtec, Inc. in April 2002, TISCOR, Inc. in January 2003 and Cleere Advantage in February 2003 added 3.4% to the group's sales. Base business increased 0.9% in fiscal 2003. Graphics & Workplace Solutions' sales increased 1.4% in fiscal 2002 from fiscal 2001. The acquisitions of Safety Signs Service in November 2001 and Temtec, Inc. in April 2002 added 1.2% to the group's sales. Foreign currency did not have an impact on the group's sales in fiscal 2002 compared to fiscal 2001.

     Segment profit as a percentage of sales in the group declined to 22.7% in fiscal 2003 from 24.8% in fiscal 2002 due to higher costs and depressed sales in our North American direct marketing operations as a result of a temporary disruption of customer service levels related to a business system implementation mid-way through fiscal 2003. Segment profit as a percentage of sales in the group declined to 24.8% in fiscal 2002 from 25.7% in fiscal 2001 due to a decline in gross margin. This decline was driven by lower sales volume in North America and production costs for a new product introduction.

LIQUIDITY

     The Company's liquidity remains strong. Cash and cash equivalents were $76,088,000 at July 31, 2003, compared to $75,969,000 at July 31, 2002 and
$62,811,000 at July 31, 2001. Working capital decreased $11,886,000 during fiscal 2003 to $123,878,000 at July 31, 2003. Accounts receivable balances increased $3,916,000 from July 31, 2002 to July 31, 2003. These increases were due to foreign currency translation and accounts receivable balances added from acquisitions completed during the fiscal year partially offset by a decrease attributable to better management of receivables. Inventory remained essentially flat from July 31, 2002 to July 31, 2003 as reduced unit volume offset increases from foreign currency translation and acquisitions. Current liabilities increased $17,017,000 due to the timing of income tax payments, increased operating liabilities associated with acquisitions completed during fiscal 2003 and a larger accrual for restructuring charges at July 31, 2003 when compared to July 31, 2002.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $55,249,000 for fiscal 2003, $54,251,000 for fiscal 2002 and $53,228,000 for fiscal 2001.

     Capital expenditures were $14,438,000 in fiscal 2003, $13,095,000 in fiscal 2002 and $20,770,000 in fiscal 2001. Fiscal 2003's capital expenditures included further investment in software related to our Eclipse initiative, plant additions/expansions in Asia and tooling for additional new products. Fiscal 2002's capital expenditures included tooling for two new products, continued investment in software related to our Eclipse initiative, computers and building improvements in Europe. Fiscal 2001's capital expenditures included a new manufacturing location in Brazil, new software, computers and manufacturing equipment in Europe.

     Financing activities required $16,833,000 in fiscal 2003, $13,385,000 in fiscal 2002 and $22,676,000 in fiscal 2001. Cash used for dividends to shareholders was $17,936,000 in fiscal 2003, $17,358,000 in fiscal 2002 and $16,229,000 in fiscal 2001. The Company also redeemed all of the outstanding preferred stock during fiscal 2003 for $3,026,000, including a required $171,000 premium paid for the redemption.

     On September 23, 1999, the Company entered into a $150,000,000 multicurrency revolving loan agreement with a group of six banks, which expires on September 23, 2004. On January 31, 2000, the multicurrency revolving loan was amended, increasing the amount available to $200,000,000. On October 31, 2001, the multicurrency revolving loan was amended to modify a financial covenant to restrict the amount of line of credit available to a multiple of domestic earnings. On April 18, 2003, the multicurrency revolving loan was amended at the Company's request, decreasing the amount available to $100,000,000. Under the agreement, the Company has the option to have interest rates determined based upon the prime rate at PNC Bank N.A. plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. At July 31, 2003, approximately $58,000,000 of the line of credit was available to the Company under the formulas contained in the agreement. The agreement requires that the Company maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2003, the required consolidated net worth was approximately $264,000,000 and the Company's actual consolidated net worth was approximately $339,000,000. There were no borrowings under this line of credit during the years ended July 31, 2003 and 2002.

     Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 0.2% at July 31, 2003 and 1.1% at July 31, 2002. In November 2002, the Company successfully exited a capital lease of a domestic facility. This capital lease represented approximately $3 million of the long-term debt balance at July 31, 2002.

     The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions that fit its growth strategy. Management believes the Company's cash and cash equivalents, the cash flow it generates from operating activities and the Company's available line of credit are adequate to meet the Company's current investing and financing needs.

     The Company believes that its strong liquidity and continued strong cash flows will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions. Even in uncertain economic times, the Company's strong liquidity allows it to continue with investments for the Company's future. Should the Company remain in an unleveraged position during expansionary times, the Company may experience a less rapid rate of growth compared to some of its competitors.

OFF-BALANCE SHEET ARRANGEMENTS

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

     Related Party Transactions -- The Company does not have any related party transactions that affect the results of operations, cash flow or financial condition.

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

     The Company's future commitments at July 31, 2003 for long-term debt and operating lease obligations are as follows (dollars in thousands):

YEAR ENDING JULY 31,                            LONG-TERM DEBT   OPERATING LEASES    TOTAL
--------------------                            --------------   ----------------   -------
2004..........................................      $  930           $10,358        $11,288
2005..........................................         161             7,681          7,842
2006..........................................         127             2,688          2,815
2007..........................................         109             2,503          2,612
2008..........................................          91             1,757          1,848
Thereafter....................................          80             2,671          2,751
                                                    ------           -------        -------
  Total.......................................      $1,498           $27,658        $29,156
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

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION

     The Company recognizes revenue when title and risk of loss have transferred, there is evidence of an arrangement and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The vast majority of the Company's revenue relates to sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company's business and the applicable rules guiding revenue recognition, the Company's revenue recognition practices do not contain estimates that materially affect results of operations.

  RESTRUCTURING

     Restructuring charges relate to the restructuring activities in fiscal 2003, 2002 and 2001. The Company provides forward-looking information about the restructuring activities, including estimated costs and savings. Such disclosures represent management's best estimate, but do require significant estimates that may change over time. However, the specific reserves recorded in each year under the restructuring activities are not considered highly uncertain, as discussed in more detail in Note 10 to the Consolidated Financial Statements.

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

  GOODWILL AND INTANGIBLE ASSETS

     The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in the amortization expense of finite lived intangible assets. In addition, SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other indefinite lived intangible assets be tested annually for impairment. Changes in management estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations.

  RESERVES AND ALLOWANCES

     The Company has recorded reserves or allowances for inventory obsolescence, credit memos, allowance for doubtful accounts, incurred but not reported medical claims, compensated absences, incentive compensation and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This pronouncement did not have an effect on the Company's financial results. The Company adopted the disclosure provisions of SFAS No. 148 during fiscal 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. This pronouncement does not impact the accounting of any of the Company's financial instruments existing at July 31, 2003.

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

OTHER

     Other factors include costs and other effects of computer viruses, availability of electricity, natural gas and other sources of power, interest rate increases; legal and administrative cases and proceedings, settlements, judgments and investigations, claims, and changes in those items; adoption of new, or revised accounting policies and practices and the application of such policies and practices; the successful implementation of a new enterprise-resource-planning system; business reorganizations or combinations; loss of significant contracts or customers; the ability and willingness of purchasers to substitute other products for the products that we distribute; and pricing, purchasing, financing and promotional decisions by intermediaries in the distribution channel.

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

     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of July 31, 2003, the Company has not entered into any interest rate derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               BRADY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................  II-12
Financial Statements:
  Consolidated Balance Sheets -- July 31, 2003 and 2002.....  II-13
  Consolidated Statements of Income -- Years Ended July 31,
     2003, 2002 and 2001....................................  II-14
  Consolidated Statements of Stockholders'
     Investment -- Years Ended July 31, 2003, 2002 and
     2001...................................................  II-15
  Consolidated Statements of Cash Flows -- Years Ended July
     31, 2003, 2002 and 2001................................  II-16
  Notes to Consolidated Financial Statements -- Years Ended
     July 31, 2003, 2002 and 2001...........................  II-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Brady Corporation:
Milwaukee, Wisconsin

     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2003 and 2002, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company ceased its amortization of goodwill as of August 1, 2001 in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ DELOITTE & TOUCHE LLP
September 8, 2003
Milwaukee, Wisconsin

                       BRADY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2003 AND 2002

                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)........................   $ 76,088     $ 75,969
  Accounts receivable, less allowance for losses ($3,166 and
     3,206, respectively)...................................     80,162       76,246
  Inventories (Note 1):
     Finished products......................................     18,780       19,130
     Work-in-process........................................      5,356        5,135
     Raw materials and supplies.............................     12,428       12,453
                                                               --------     --------
       Total inventories....................................     36,564       36,718
  Prepaid expenses and other current assets (Notes 1, 3 and
     4).....................................................     22,343       21,093
                                                               --------     --------
       Total current assets.................................    215,157      210,026
                                                               --------     --------
Other Assets:
  Goodwill (Note 1).........................................    130,667      108,053
  Other (Notes 1 and 4).....................................     24,455       21,555
Property, plant and equipment (Notes 1 and 5):
  Cost:
     Land...................................................      5,172        5,612
     Buildings and improvements.............................     51,471       50,122
     Machinery and equipment................................    139,007      127,955
     Construction in progress...............................      3,245        3,062
                                                               --------     --------
                                                                198,895      186,751
  Less accumulated depreciation.............................    119,655      105,860
                                                               --------     --------
       Net property, plant and equipment....................     79,240       80,891
                                                               --------     --------
Total.......................................................   $449,519     $420,525
                                                               ========     ========
                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................   $ 28,470     $ 26,294
  Wages and amounts withheld from employees.................     30,619       26,251
  Taxes, other than income taxes............................      2,492        2,396
  Accrued income taxes......................................     11,449        6,312
  Other current liabilities (Note 3)........................     17,320       12,847
  Short-term borrowings and current maturities on long-term
     obligations (Note 5)...................................        929          162
                                                               --------     --------
       Total current liabilities............................     91,279       74,262
Long-Term Obligations, less current maturities (Note 5).....        568        3,751
Other Liabilities (Note 3)..................................     18,711       18,270
                                                               --------     --------
       Total liabilities....................................    110,558       96,283
                                                               --------     --------
Stockholders' Investment (Notes 1 and 6):
  Preferred Stock...........................................                   2,855
  Common Stock:
     Class A Nonvoting -- Issued 21,558,265 and 21,356,605
      shares, respectively (aggregate liquidation preference
      of $36,002 and $35,666 at July 31, 2003 and 2002,
      respectively).........................................        216          214
     Class B Voting -- Issued and outstanding 1,769,314
      shares................................................         18           18
  Additional paid-in capital................................     47,464       41,526
  Earnings retained in the business.........................    290,805      287,674
  Treasury stock -- 18,262 and 4,548 shares, respectively of
     Class A nonvoting common stock, at cost................       (509)        (132)
  Cumulative other comprehensive income (loss)..............      1,595       (7,665)
  Other.....................................................       (628)        (248)
                                                               --------     --------
       Total stockholders' investment.......................    338,961      324,242
                                                               --------     --------
Total.......................................................   $449,519     $420,525
                                                               ========     ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net Sales (Note 1)..........................................  $554,866   $516,962   $545,944
Operating Expenses:
  Cost of products sold.....................................   274,593    256,186    257,313
  Research and development..................................    18,873     17,271     20,329
  Selling, general and administrative.......................   219,662    199,282    214,220
  Restructuring charge -- net (Note 10).....................     9,589      2,720      9,560
                                                              --------   --------   --------
     Total operating expenses...............................   522,717    475,459    501,422
                                                              --------   --------   --------
Operating Income............................................    32,149     41,503     44,522
Other Income and (Expense):
  Investment and other income -- net........................       427      1,714        686
  Interest expense..........................................      (121)       (82)      (418)
                                                              --------   --------   --------
     Net other income.......................................       306      1,632        268
                                                              --------   --------   --------
Income Before Income Taxes..................................    32,455     43,135     44,790
Income Taxes (Notes 1 and 4)................................    11,035     14,882     17,244
                                                              --------   --------   --------
Net Income..................................................  $ 21,420   $ 28,253   $ 27,546
                                                              ========   ========   ========
Net Income Per Common Share (Notes 6 and 8):
  Class A Nonvoting:
     Basic..................................................  $   0.92   $   1.22   $   1.20
                                                              ========   ========   ========
     Diluted................................................  $   0.91   $   1.20   $   1.18
                                                              ========   ========   ========
  Class B Voting:
     Basic..................................................  $   0.89   $   1.19   $   1.17
                                                              ========   ========   ========
     Diluted................................................  $   0.88   $   1.17   $   1.15
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                    EARNINGS                  OTHER
                                                       ADDITIONAL   RETAINED              COMPREHENSIVE                 TOTAL
                                  PREFERRED   COMMON    PAID-IN      IN THE    TREASURY      INCOME                 COMPREHENSIVE
                                    STOCK     STOCK     CAPITAL     BUSINESS    STOCK        (LOSS)        OTHER       INCOME
                                  ---------   ------   ----------   --------   --------   -------------   -------   -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balances at July 31, 2000.......   $2,855      $227     $31,586     $265,462    $(132)      $ (7,137)     $(1,637)
  Net income....................                                      27,546                                           $27,546
  Net currency translation
    adjustment..................                                                              (4,879)                   (4,879)
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $22,667
                                                                                                                       =======
  Issuance of 183,236 shares of
    Class A
    Common Stock under stock
      option plan...............                  2       3,578
  Other.........................                                                                              695
  Tax benefit from exercise of
    stock options...............                            642
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a
      share.....................                                        (220)
    6% and 1972 series -- $6 a
      share.....................                                         (39)
  Cash dividends on Common
    Stock:
    Class A -- $.72 a share.....                                     (14,755)
    Class B -- $.69 a share.....                                      (1,215)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2001.......    2,855       229      35,806      276,779     (132)       (12,016)        (942)
  Net income....................                                      28,253                                           $28,253
  Net currency translation
    adjustment..................                                                               4,351                     4,351
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $32,604
                                                                                                                       =======
  Issuance of 207,054 shares of
    Class A
    Common Stock under stock
      option plan...............                  3       4,885
  Other.........................                                                                              694
  Tax benefit from exercise of
    stock options...............                            835
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a
      share.....................                                        (220)
    6% and 1972 series -- $6 a
      share.....................                                         (39)
  Cash dividends on Common
    Stock:
    Class A -- $.76 a share.....                                     (15,807)
    Class B -- $.73 a share.....                                      (1,292)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2002.......    2,855       232      41,526      287,674     (132)        (7,665)        (248)
  Net income....................                                      21,420                                           $21,420
  Net currency translation
    adjustment..................                                                               9,260                     9,260
                                                                                                                       -------
      Total comprehensive
        income..................                                                                                       $30,680
                                                                                                                       =======
  Issuance of 201,660 shares of
    Class A
    Common Stock under stock
      option plan...............                  2       4,660
  Other (Note 6)................                            669                                              (380)
  Tax benefit from exercise of
    stock options...............                            609
  Redemption of Preferred
    Stock.......................   (2,855)                              (171)
  Purchase of 13,714 shares of
    Class A
    Common Stock................                                                 (377)
  Cash dividends on Common
    Stock:
    Class A -- $.80 a share.....                                     (16,762)
    Class B -- $.77 a share.....                                      (1,356)
                                   ------      ----     -------     --------    -----       --------      -------
Balances at July 31, 2003.......   $   --      $234     $47,464     $290,805    $(509)      $  1,595      $  (628)
                                   ======      ====     =======     ========    =====       ========      =======

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                               2003      2002      2001
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Operating Activities:
  Net income................................................  $21,420   $28,253   $27,546
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................   17,771    16,630    22,646
    Loss (gain) on sale of property, plant and equipment....       55     1,166      (185)
    Gain on sale of securities..............................                         (722)
    Provision for losses on accounts receivable.............    1,523     2,467     1,537
    Other...................................................      289       694       695
    Restructuring charge -- net.............................    6,926     2,239     9,226
    Changes in operating assets and liabilities (net of
     effects of business acquisitions):
      Accounts receivable...................................    4,334    (3,057)    8,299
      Inventory.............................................    4,140     4,895     2,252
      Prepaid expenses and other assets.....................   (1,179)   (1,538)   (1,749)
      Accounts payable and accrued liabilities..............   (4,007)      923   (13,109)
      Income taxes..........................................    5,244       453    (2,382)
      Deferred income taxes.................................   (1,915)      449    (1,981)
      Other liabilities.....................................      648       677     1,155
                                                              -------   -------   -------
         Net cash provided by operating activities..........   55,249    54,251    53,228
                                                              -------   -------   -------
Investing Activities:
  Acquisitions of businesses, net of cash acquired..........  (23,912)  (12,749)   (6,699)
  Purchases of property, plant and equipment................  (14,438)  (13,095)  (20,770)
  Termination of capital lease..............................     (791)
  Proceeds from sale of property, plant and equipment.......      257       776       525
  Proceeds from sale of securities..........................                          825
  Other.....................................................       68       534      (356)
                                                              -------   -------   -------
         Net cash used in investing activities..............  (38,816)  (24,534)  (26,475)
                                                              -------   -------   -------
Financing Activities:
  Payment of dividends......................................  (17,936)  (17,358)  (16,229)
  Proceeds from issuance of common stock....................    4,662     5,720     4,222
  Proceeds from borrowings..................................                          313
  Principal payments on debt................................     (327)   (1,747)   (9,257)
  Payment for redemption of preferred stock.................   (2,855)
  Purchase of treasury stock................................     (377)
  Other.....................................................                       (1,725)
                                                              -------   -------   -------
         Net cash used in financing activities..............  (16,833)  (13,385)  (22,676)
                                                              -------   -------   -------
Effect of exchange rate changes on cash.....................      519    (3,174)   (2,050)
                                                              -------   -------   -------
Net increase in cash and cash equivalents...................      119    13,158     2,027
Cash and cash equivalents, beginning of year................   75,969    62,811    60,784
                                                              -------   -------   -------
Cash and cash equivalents, end of year......................  $76,088   $75,969   $62,811
                                                              =======   =======   =======
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $    43   $   175   $   441
    Income taxes, net of refunds............................   12,789    15,176    21,613
  Acquisitions:
    Fair value of assets acquired, net of cash..............  $14,430   $ 5,667   $ 7,859
    Liabilities assumed.....................................   (8,146)   (1,789)   (4,736)
    Goodwill................................................   17,628     8,871     3,576
                                                              -------   -------   -------
    Net cash paid for acquisitions..........................  $23,912   $12,749   $ 6,699
                                                              =======   =======   =======
  Termination of capital lease:
    Disposition of capital assets...........................   (2,574)
    Settlement of capital lease liability...................    3,365
                                                              -------
    Net cash paid for termination of capital lease..........  $   791
                                                              =======

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

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

     Inventories -- Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method for certain inventories (approximately 36% and 39% of total inventories at July 31, 2003 and 2002, respectively) and the first-in, first-out ("FIFO") method for other inventories. The carrying value of domestic inventories stated at FIFO cost exceeded the value of such inventories stated at LIFO cost by $7,494,000 and $5,874,000 at July 31, 2003 and 2002, respectively.

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

     Changes in the carrying amount of goodwill for the years ended July 31, 2003 and 2002, are as follows:

                                                             GRAPHICS &
                                                              WORKPLACE
                                                  ISST        SOLUTIONS       TOTAL
                                               -----------   -----------   ------------
Balance as of August 1, 2001.................  $56,740,000   $39,301,000   $ 96,041,000
  Goodwill acquired during the period........    2,041,000     6,830,000      8,871,000
  Translation adjustments and other..........    1,103,000     2,038,000      3,141,000
                                               -----------   -----------   ------------
Balance as of July 31, 2002..................  $59,884,000   $48,169,000   $108,053,000
                                               ===========   ===========   ============
  Goodwill acquired during the period........    4,552,000    13,076,000     17,628,000
  Translation adjustments and other..........    2,122,000     2,864,000      4,986,000
                                               -----------   -----------   ------------
Balance as of July 31, 2003..................  $66,558,000   $64,109,000   $130,667,000
                                               ===========   ===========   ============

     Goodwill increased by $22,614,000 during the year ended July 31, 2003, including an increase of $4,986,000 attributable to the effects of foreign currency translation and other. The acquisitions of TISCOR

                       BRADY CORPORATION AND SUBSIDIARIES

Inc., Cleere Advantage Ltd., Etimark GmbH and Aztech Systems resulted in $8,191,000, $2,169,000, $4,132,000 and $580,000 of additional goodwill, respectively. An additional payment of $2,000,000 related to the fiscal 2002 Temtec, Inc. acquisition was earned and paid during the period, resulting in additional goodwill of $2,000,000. Lastly, a holdback payment and a purchase accounting adjustment related to the fiscal 2002 acquisitions of Strandware, Inc. and Temtec, Inc., respectively, resulted in additional goodwill of $556,000.

     Goodwill increased by $12,012,000 during the year ended July 31, 2002, including an increase of $3,141,000 attributable to the effects of foreign currency translation and other. The acquisitions of Temtec, Inc., Strandware, Inc. and Safety Signs Systems resulted in $5,397,000, $2,041,000 and $1,433,000 of additional goodwill, respectively.

     Other long-term assets include patents, trademarks, non-compete agreements and other intangibles with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows:

                                                      JULY 31, 2003                            JULY 31, 2002
                           WEIGHTED      ---------------------------------------   --------------------------------------
                           AVERAGE          GROSS                                    GROSS
                         AMORTIZATION     CARRYING     ACCUMULATED     NET BOOK     CARRYING    ACCUMULATED     NET BOOK
                        PERIOD (YEARS)     AMOUNT      AMORTIZATION     VALUE        AMOUNT     AMORTIZATION     VALUE
                        --------------    --------     ------------    --------     --------    ------------    --------
Patents, trademarks and
  other................       16         $ 6,920,000   $(4,129,000)   $2,791,000   $6,289,000   $(3,369,000)   $2,920,000
Customer
  relationships........        9           3,491,000      (205,000)    3,286,000           --            --            --
Purchased software.....        5           2,337,000      (475,000)    1,862,000      236,000      (230,000)        6,000
Non-compete
  agreements...........        5           2,658,000    (1,761,000)      897,000    2,423,000    (1,432,000)      991,000
                                         -----------   ------------   ----------   ----------   ------------   ----------
      Total............       11         $15,406,000   $(6,570,000)   $8,836,000   $8,948,000   $(5,031,000)   $3,917,000
                                         ===========   ============   ==========   ==========   ============   ==========

     The amounts related to customer relationships and software were acquired with the TISCOR, Inc. and Cleere Advantage Ltd. acquisitions during the year ended July 31, 2003. The purchase accounting related to the Etimark GmbH and Aztech Systems acquisitions is subject to change based on completion of final valuations of the assets purchased.

     Amortization expense related to intangible assets for 2003 and 2002 was $1,539,000 and $385,000, respectively. The amortization over each of the next five fiscal years will be $1,505,000, $1,385,000, $1,167,000, $1,062,000 and
$723,000 for 2004, 2005, 2006, 2007 and 2008, respectively.

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

     Impairment of Goodwill -- As of August 1, 2001, the Company adopted SFAS No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on at least an annual basis.

     The Company performed the transitional assessment of goodwill on August 1, 2001 and the annual assessments on May 1, 2002 and 2003. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to their respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company's reporting units exceeded their carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2003.

                       BRADY CORPORATION AND SUBSIDIARIES

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective August 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                FISCAL 2003   FISCAL 2002   FISCAL 2001
                                                -----------   -----------   -----------
Reported net income...........................  $21,420,000   $28,253,000   $27,546,000
  Add: Goodwill amortization, net of tax......           --            --     5,939,000
                                                -----------   -----------   -----------
Adjusted net income...........................  $21,420,000   $28,253,000   $33,485,000
                                                ===========   ===========   ===========
Net income per Class A Nonvoting
  Common Share -- Basic:
     Reported net income......................  $      0.92   $      1.22   $      1.20
       Add: Goodwill amortization, net of
          Tax.................................           --            --          0.26
                                                -----------   -----------   -----------
     Adjusted net income......................  $      0.92   $      1.22   $      1.46
                                                ===========   ===========   ===========
Net income per Class A Nonvoting
  Common Share -- Diluted:
     Reported net income......................  $      0.91   $      1.20   $      1.18
       Add: Goodwill amortization, net of
          Tax.................................           --            --          0.26
                                                -----------   -----------   -----------
     Adjusted net income......................  $      0.91   $      1.20   $      1.44
                                                ===========   ===========   ===========

     Catalog Costs -- Catalog costs are initially capitalized and amortized over the estimated useful lives of the publications (generally eight months). At July 31, 2003 and 2002, $8,507,000 and $8,211,000 respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.

     Revenue Recognition -- The Company recognizes revenue when title and risk of loss have transferred, there is evidence of an arrangement and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The vast majority of the Company's revenue relates to sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company's business and the applicable rules guiding revenue recognition, the Company's revenue recognition practices do not contain estimates that materially affect results of operations.

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

     Stock Based Compensation -- The Company accounts for its stock based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

                       BRADY CORPORATION AND SUBSIDIARIES

     Income Taxes -- The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2003 and 2002 was not material.

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

     No cash flow hedges were discontinued during the year ended July 31, 2003.

     New Accounting Standards -- In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation. The Company recorded a restructuring charge in fiscal 2003 in accordance with the guidance of SFAS No. 146.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This pronouncement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This pronouncement did not have an effect on the Company's financial results. The Company adopted the disclosure requirements of SFAS No. 148 during fiscal 2003.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This pronouncement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It

                       BRADY CORPORATION AND SUBSIDIARIES
requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. This pronouncement does not impact the accounting of any of the Company's financial instruments existing at July 31, 2003.

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

     In November 2001, the Company acquired Strandware, Inc., located in Eau Claire, Wisconsin, a bar-code, label-design, and data-collection software developer. Also in November 2001, the Company acquired Safety Signs Service, located in Perth, Australia, a manufacturer and supplier of safety products. In April 2002, the Company acquired Temtec, located in Suffern, New York, a printing Company that develops and markets products for security applications. The combined purchase price of these acquisitions was approximately $13,600,000. Each of the acquisitions was for cash. The agreements include provisions for contingent payments up to a maximum of $4,000,000 based on the earnings of the acquired entities in calendar years 2002 and 2003, $2,000,000 of which was paid during fiscal 2003. Approximately $8,900,000 was assigned to goodwill and approximately $2,000,000 was assigned to patents, which will be amortized over a weighted average life of nine years.

     In January 2003, the Company acquired TISCOR, Inc., located in Poway, California, an innovator in mobile workforce automation solutions, and an industry leader in designing hand-held-computer software for technicians performing site and equipment inspections. The purchase price was approximately $13,500,000 in cash. The agreement includes provisions for contingent payments up to a maximum of $3,000,000 based on the earnings of the acquired entity in calendar years 2003 and 2004. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $8,191,000 to goodwill, $2,900,000 to customer relationships and $2,100,000 to software.

     In February 2003, the Company acquired Cleere Advantage Ltd., a small printing system distributor, located in the United Kingdom. In April 2003, the Company acquired Etimark GmbH, located in Bad Nauheim, Germany, a leading provider of complete barcode solutions including labels, printers, applicators and software for the German Market. In July 2003, the Company acquired Aztech Systems, an industrial labeling and signmaking system distributor, located in Yorkshire, England. The combined purchase price for these acquisitions was approximately $8,100,000 in cash. Preliminary allocations of the purchase price for these acquisitions have been made based on the carrying values recorded by the acquired entities. The purchase price allocations are preliminary and pending the outcome of a valuation of some of the acquired entities, which are in progress. Approximately $6,881,000 was assigned to goodwill in the preliminary allocation of the purchase price.

     In September 2003, the Company acquired Brandon International, headquartered in Baldwin Park, California, a manufacturer of die-cut products, for approximately $11 million in cash and notes payable.

     These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included since the dates of acquisition in the accompanying consolidated

                       BRADY CORPORATION AND SUBSIDIARIES
financial statements. The pro forma results of operations of the above acquisitions are not significant to the consolidated financial statements.

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

     The following table provides a reconciliation of the changes in the Plan's accumulated benefit obligations at July 31, 2003, 2002 and 2001:

                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Obligation at beginning of fiscal year......................   $11,144      $10,438
Service cost................................................       658          628
Interest cost...............................................       726          790
Actuarial (gain) loss.......................................      (639)        (240)
Benefit payments............................................      (476)        (472)
                                                               -------      -------
Obligation at end of fiscal year............................   $11,413      $11,144
                                                               =======      =======

     The following table shows the unfunded status of the Plan as of July 31, 2003 and 2002:

                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Unfunded status at July 31..................................   $11,413      $11,144
Unrecognized net actuarial gain.............................     1,848        1,391
Unrecognized prior service cost.............................      (197)        (219)
                                                               -------      -------
Accumulated postretirement benefit obligation liability.....   $13,064      $12,316

     The following table provides the components of net periodic benefit cost for the Plan for fiscal years 2003, 2002 and 2001:

                                                               YEAR ENDED JULY 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost included the
  following components:
  Service cost -- benefits attributed to service during the
     period................................................  $  658   $  628   $  469
  Prior service cost.......................................      22       22       22
  Interest cost on accumulated postretirement benefit
     obligation............................................     726      790      726
  Amortization of unrecognized (gain)......................    (182)     (30)     (81)
                                                             ------   ------   ------
Periodic postretirement benefit cost.......................  $1,224   $1,410   $1,136
                                                             ======   ======   ======

                       BRADY CORPORATION AND SUBSIDIARIES

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2003 was 12.0% trending down 0.5% per year to 5.5% at July 31, 2017. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2002 was 9.5% trending down 0.5% per year to 5.5% at July 31, 2011.

     The weighted average discount rates used in determining the accumulated postretirement benefit obligation was 6.0% and 7.5% in 2003 and 2002, respectively.

     If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2003 would be increased by $214,200 and decreased by $214,200, respectively. The effect of a 1% increase or decrease in the health care cost trend rate assumption on the sum of the service cost and interest cost would be increased by $53,300 and decreased by $53,300, respectively. If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2002 would be increased by $59,200 and decreased by $59,200, respectively. The effect of this change on the sum of the service cost and interest cost would not be material.

     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the plan, based on earnings of the respective companies and employee contributions. At July 31, 2003 and 2002, $3,497,000 and $2,503,000,
respectively, of accrued profit-sharing contributions were included in other current liabilities.

     The Company also has deferred compensation plans for directors, officers and key executives. At July 31, 2003 and 2002, $5,462,000 and $5,191,000,
respectively, of deferred compensation was included in current and other long-term liabilities.

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

     The amounts charged to income for the retirement, profit-sharing and deferred compensation plans described above were $8,506,000 in 2003, $8,918,000 in 2002 and $7,515,000 in 2001.

     The Company has a voluntary employee benefit trust for the purpose of funding employee medical benefits and certain other employee benefits. At July 31, 2003 and 2002, $2,428,000, and $4,142,000, respectively, of payments to the trust to fund such benefits was included in prepaid expenses and other current assets.

                       BRADY CORPORATION AND SUBSIDIARIES

4.  INCOME TAXES

     Income taxes consist of the following:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Currently payable:
  Federal...............................................  $ 1,556   $   408   $ 4,977
  Foreign...............................................   10,329    13,421    13,242
  State.................................................    1,065       605     1,006
                                                          -------   -------   -------
                                                           12,950    14,434    19,225
                                                          -------   -------   -------
Deferred provision (credit):
  Federal...............................................   (2,004)    3,290    (1,101)
  Foreign...............................................      851    (3,319)     (569)
  State.................................................     (762)      477      (311)
                                                          -------   -------   -------
                                                           (1,915)      448    (1,981)
                                                          -------   -------   -------
Total...................................................  $11,035   $14,882   $17,244
                                                          =======   =======   =======

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

     Pre-tax income consists of the following:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
United States...........................................  $ 3,371   $15,269   $17,957
Foreign.................................................   29,084    27,866    26,833
                                                          -------   -------   -------
  Total.................................................  $32,455   $43,135   $44,790
                                                          =======   =======   =======

                       BRADY CORPORATION AND SUBSIDIARIES

     The approximate tax effects of temporary differences are as follows:

                                                                   JULY 31, 2003
                                                          -------------------------------
                                                          ASSETS    LIABILITIES    TOTAL
                                                          -------   -----------   -------
                                                              (DOLLARS IN THOUSANDS)
Inventories.............................................  $ 2,906                 $ 2,906
Prepaid catalog costs...................................              $(1,592)     (1,592)
Employee benefits.......................................    4,011        (675)      3,336
Allowance for doubtful accounts.........................      236                     236
Other, net..............................................    2,579                   2,579
                                                          -------     -------     -------
  Current...............................................    9,732      (2,267)      7,465
                                                          -------     -------     -------
Depreciation and amortization...........................               (3,649)     (3,649)
Deferred compensation...................................    6,906                   6,906
Postretirement benefits.................................    5,871                   5,871
Currency translation adjustment.........................    1,304                   1,304
Tax loss carryforwards..................................    6,534                   6,534
Less valuation allowance................................   (6,274)                 (6,274)
Other, net..............................................    1,382                   1,382
                                                          -------     -------     -------
  Noncurrent............................................   15,723      (3,649)     12,074
                                                          -------     -------     -------
  Total.................................................  $25,455     $(5,916)    $19,539
                                                          =======     =======     =======

                                                                   JULY 31, 2002
                                                          -------------------------------
                                                          ASSETS    LIABILITIES    TOTAL
                                                          -------   -----------   -------
                                                              (DOLLARS IN THOUSANDS)
Inventories.............................................  $ 2,422                 $ 2,422
Prepaid catalog costs...................................              $(1,944)     (1,944)
Employee benefits.......................................    3,281        (649)      2,632
Allowance for doubtful accounts.........................      274                     274
Other, net..............................................    2,093                   2,093
                                                          -------     -------     -------
  Current...............................................    8,070      (2,593)      5,477
                                                          -------     -------     -------
Depreciation and amortization...........................               (4,700)     (4,700)
Deferred compensation...................................    7,726                   7,726
Postretirement benefits.................................    5,316                   5,316
Currency translation adjustment.........................    4,362                   4,362
Tax loss carryforwards..................................    6,447                   6,447
Less valuation allowance................................   (4,647)                 (4,647)
Other, net..............................................      583                     583
                                                          -------     -------     -------
  Noncurrent............................................   19,787      (4,700)     15,087
                                                          -------     -------     -------
  Total.................................................  $27,857     $(7,293)    $20,564
                                                          =======     =======     =======

     The change in the valuation allowance was $1,627,000, $930,000 and $663,000 in fiscal 2003, 2002 and 2001, respectively.

                       BRADY CORPORATION AND SUBSIDIARIES

     A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

                                                              YEAR ENDED JULY 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Tax at statutory rate...................................  $11,359   $15,097   $15,676
State income taxes, net of Federal tax benefit..........      197       583       751
International losses with no related tax benefits.......      992     1,447     1,071
International rate differential.........................   (1,221)   (1,099)    2,127
Rate variances arising from foreign subsidiary
  distributions.........................................       13      (564)   (2,860)
Other, net..............................................     (305)     (582)      479
                                                          -------   -------   -------
Total income tax provision..............................  $11,035   $14,882   $17,244
                                                          =======   =======   =======
Effective tax rate......................................     34.0%     34.5%     38.5%
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

     The cumulative undistributed earnings of such companies at July 31, 2003 amounted to approximately $62,841,000. If all such undistributed earnings were remitted, an additional provision for foreign income taxes of $2,150,000 would be required.

5.  LONG-TERM OBLIGATIONS

     On September 23, 1999, the Company entered into a $150,000,000 multicurrency revolving loan agreement with a group of six banks, which expires on September 23, 2004. On January 31, 2000, the multicurrency revolving loan was amended, increasing the amount available to $200,000,000. On October 31, 2001, the multicurrency revolving loan was amended to modify a financial covenant to restrict the amount of line of credit available to a multiple of domestic earnings. On April 18, 2003, the multicurrency revolving loan was amended at the Company's request, decreasing the amount available to $100,000,000. Under the agreement, the Company has the option to have interest rates determined based upon the prime rate at PNC Bank N.A. plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. At July 31, 2003, approximately $58,000,000 of the line of credit was available to the Company under the formulas contained in the agreement. The agreement requires that the Company maintain a specified level of consolidated net worth, which could restrict the Company's ability to pay dividends. At July 31, 2003, the required consolidated net worth was approximately $264,000,000 and the Company's actual consolidated net worth was approximately $339,000,000. There were no borrowings under this line of credit during the years ended July 31, 2003 and 2002.

                       BRADY CORPORATION AND SUBSIDIARIES

     Long-term obligations consist of the following:

                                                                 JULY 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Various bank loans..........................................  $1,497   $  903
Capital lease on building, term 7/1/00 - 6/30/15............      --    3,010
                                                              ------   ------
                                                               1,497    3,913
Less current maturities.....................................     929      162
                                                              ------   ------
                                                              $  568   $3,751
                                                              ======   ======

     The carrying value of the Company's long-term obligations approximates fair value due to the variable nature of its interest rates.

     Maturities on long-term debt are as follows:

YEAR ENDING JULY 31
-------------------                                            (DOLLARS IN THOUSANDS)
2004........................................................            $930
2005........................................................             161
2006........................................................             127
2007........................................................             109
2008........................................................              91
Thereafter..................................................              80

6.  STOCKHOLDERS' INVESTMENT

     Information as to the Company's capital stock at July 31, 2003 and 2002 is as follows:

                                              JULY 31, 2003                            JULY 31, 2002
                                  --------------------------------------   --------------------------------------
                                    SHARES        SHARES                     SHARES        SHARES
                                  AUTHORIZED      ISSUED       AMOUNT      AUTHORIZED      ISSUED       AMOUNT
                                  -----------   ----------   -----------   -----------   ----------   -----------
                                                             (DOLLARS IN                              (DOLLARS IN
                                                             THOUSANDS)                               THOUSANDS)
Preferred Stock, $.01 par
  value.........................    5,000,000                                5,000,000
Cumulative Preferred Stock:
  6% Cumulative.................        5,000                                    5,000        3,984     $  399
  1972 Series...................       10,000                                   10,000        2,600        260
  1979 Series...................       30,000                                   30,000       21,963      2,196
                                                                                                        ------
                                                                                                        $2,855
                                                                                                        ======
Common Stock, $.01 par value:
  Class A Nonvoting.............  100,000,000   21,558,265      $216       100,000,000   21,356,605     $  214
  Class B Voting................   10,000,000    1,769,314        18        10,000,000    1,769,314         18
                                                                ----                                    ------
                                                                $234                                    $  232
                                                                ====                                    ======

     On August 1, 2002, all Cumulative Preferred Stock was redeemed at a 6% premium for approximately $3,026,000. Each share of $100 par value Cumulative Preferred Stock was entitled to receive cumulative cash dividends and could be redeemed, under certain circumstances, by the Company at par value plus accrued

                       BRADY CORPORATION AND SUBSIDIARIES
dividends plus a premium of 6% of the par value. Such shares, which were held by the initial holder thereof, were subject to redemption only if the holder consented thereto.

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

     Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Cumulative Preferred Stock, holders of the Class A Common Stock are entitled to receive the sum of $1.67 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $1.67 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.

     The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.

     The following is a summary of other activity in stockholders' investment for the years ended July 31, 2001, 2002 and 2003:

                                           UNEARNED                    SHARES HELD
                                          RESTRICTED     DEFERRED        IN RABBI
                                            STOCK      COMPENSATION   TRUST, AT COST    TOTAL
                                          ----------   ------------   --------------   -------
                                                         (DOLLARS IN THOUSANDS)
Balances July 31, 2000..................   $(1,637)      $12,772         $(12,772)     $(1,637)
                                           =======       =======         ========      =======
Sale of 13,608 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation
  plan..................................                    (407)             407
Purchase of 60,101 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan..................................                   1,906           (1,906)
Amortization of restricted stock........       695                                         695
                                           -------       -------         --------      -------
Balances July 31, 2001..................   $  (942)      $14,271         $(14,271)     $  (942)
                                           =======       =======         ========      =======
Sale of 15,545 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation
  plan..................................                    (609)             609
Purchase of 22,859 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan..................................                     670             (670)
Amortization of restricted stock........       694                                         694
                                           -------       -------         --------      -------
Balances July 31, 2002..................   $  (248)      $14,332         $(14,332)     $  (248)
                                           =======       =======         ========      =======

                       BRADY CORPORATION AND SUBSIDIARIES

                                           UNEARNED                    SHARES HELD
                                          RESTRICTED     DEFERRED        IN RABBI
                                            STOCK      COMPENSATION   TRUST, AT COST    TOTAL
                                          ----------   ------------   --------------   -------
                                                         (DOLLARS IN THOUSANDS)
Sale of 14,213 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation
  plan..................................                    (430)             430
Purchase of 26,798 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan..................................                     823             (823)
Issuance of restricted stock............      (670)                                       (670)
Amortization of restricted stock........       290                                         290
                                           -------       -------         --------      -------
Balances July 31, 2003..................   $  (628)      $14,725         $(14,725)     $  (628)
                                           =======       =======         ========      =======

     The Company's Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 1,500,000, 2,125,000, 500,000 and 750,000 shares of Class A Nonvoting Common
Stock for issuance under the 1989, 1997, 2001 and 2003 Plans, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.

     Changes in the options are as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                      OPTIONS     EXERCISE
                                                   OPTION PRICE     OUTSTANDING    PRICE
                                                  ---------------   -----------   --------
Balance, July 31, 2000..........................  $ 6.83 - $34.00    1,948,791     $24.01
                                                                    ===========
Options granted.................................   28.32 -  32.88      386,633      28.92
Options exercised...............................    6.83 -  31.38     (185,336)     19.66
Options cancelled...............................   19.19 -  34.00      (31,016)     26.76
                                                                    -----------
Balance, July 31, 2001..........................  $12.17 - $34.00    2,119,072     $25.24
                                                                    ===========
Options granted.................................   30.38 -  32.00      275,200      31.93
Options exercised...............................   12.17 -  34.00     (207,054)     23.61
Options cancelled...............................   19.19 -  32.00      (28,236)     28.02
                                                                    -----------
Balance, July 31, 2002..........................  $12.17 - $34.00    2,158,982     $26.21
                                                                    ===========
Options granted.................................   26.62 -  32.78      408,300      31.27
Options exercised...............................   12.17 -  32.88     (195,374)     23.86
Options cancelled...............................   28.32 -  34.00      (24,467)     29.52
                                                                    -----------
Balance, July 31, 2003..........................  $12.17 - $34.00    2,347,441     $27.24
                                                                    ===========
Available for grant after July 31, 2003.........                       123,836

     There were 1,505,092, 1,418,118, and 859,770 options exercisable with a weighted average exercise price of $25.57, $24.39, and $23.82 at July 31, 2003, 2002 and 2001, respectively.

                       BRADY CORPORATION AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at July 31, 2003:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              -----------------------------------------   ----------------------
                                SHARES      WEIGHTED AVERAGE   WEIGHTED     SHARES      WEIGHTED
                              OUTSTANDING      REMAINING       AVERAGE    EXERCISABLE   AVERAGE
          RANGE OF            AT JULY 31,     CONTRACTUAL      EXERCISE   AT JULY 31,   EXERCISE
      EXERCISE PRICES            2003        LIFE -- YEARS      PRICE        2003        PRICE
      ---------------         -----------   ----------------   --------   -----------   --------
$12.17 - $22.99.............     430,168          3.5           $19.07       355,168     $18.80
 23.00 -  29.99.............     857,214          5.3            25.61       675,743      25.13
 30.00 -  34.00.............   1,060,059          7.4            31.87       474,181      31.25
                              -----------                                 -----------
$12.17 - $34.00.............   2,347,441          5.9           $27.24     1,505,092     $25.57
                              ===========                                 ===========

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," requires certain disclosures, including pro forma net income and net income per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has adopted SFAS No. 123 through disclosure with respect to employee stock-based compensation.

     If the Company had elected to recognize compensation cost for the Stock Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Net income:
  As reported...........................................  $21,420   $28,253   $27,546
  Pro forma expense, net of tax effects.................   (2,038)   (2,038)   (2,153)
  Pro forma.............................................   19,382    26,215    25,393
Net income per Class A Common Share -- Diluted:
  As reported...........................................  $  0.91   $  1.20   $  1.18
  Pro forma expense, net of tax effects.................    (0.09)    (0.09)    (0.09)
  Pro forma.............................................     0.82      1.11      1.09

     The fair value of stock options used to compute pro forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal years 2003, 2002 and 2001 as follows:

                                                       2003         2002         2001
                                                    ----------   ----------   ----------
Risk-free interest rate...........................         3.2%         5.4%         5.5%
Expected volatility...............................        38.5%        37.5%        36.5%
Dividend yield....................................         2.4%         2.3%         2.1%
Expected option life..............................   5.0 years    4.6 years    4.6 years
Weighted average estimated fair value at grant
  date............................................       $9.62       $10.37        $9.40

                       BRADY CORPORATION AND SUBSIDIARIES

7.   SEGMENT INFORMATION

     Brady Corporation's reportable segments are business units that are each managed separately because they manufacture and/or distribute distinct products to differentiated markets. The Company has two reportable segments: the Identification Solutions & Specialty Tapes Group and the Graphics and Workplace Solutions Group.

     The Identification Solutions & Specialty Tapes Group consists of High-Performance Identification (HPI), Power & Communications Identification
(PCI), Precision Die-Cut Solutions and Brady Software & Services. HPI develops, manufactures and sells high performance identification products including labels and printing systems used in recording and transmitting data throughout the manufacturing process. PCI develops, manufactures and sells identification solutions for customers that design, build, install and manage power and communications distribution systems. Precision Die-Cut Solutions develops, manufactures and sells precision die-cut products and services for electronic, telecommunication, automotive and computer original equipment manufacturers requiring value-added engineering die-cut solutions and global support. Brady Software & Services is focused on Automatic Identification and Data Collection software development for barcode, label design and data collection applications and system integration services.

     The Graphics & Workplace Solutions Group consists primarily of Safety & Facility Identification and Presentation Systems. Safety & Facility Identification is the core business of the group and involves several brands:
Seton, Champion and Signals brands sell by direct marketing; Brady-Signmark(R) brand sells through a field sales force and distributors. Each of the direct marketing brands engages in direct selling to end users via direct-mail catalogs, telemarketing and the Internet. Their products include more than 50,000 items including signs, property identification tags, training programs for hazardous materials and regulatory compliance and related products, and office accessories. Signmark(R) manufactures and sells signs, labels and devices to meet government safety requirements; printers and accessories for do-it-yourself industrial signage and labels; regulatory training programs and products; and barricade tape, accident-prevention tags and other visual warning systems. Presentation Systems focuses on the education market in North America and Europe under the Varitronics brand and sells through distributors and telemarketing. Varitronics produces and markets printing systems including lettering and labeling systems, poster printers, and supplies and laminating equipment.

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including administrative costs, interest, foreign exchange gain or loss and nonrecurring items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

     In April 2003, the Company announced a new regional based management structure. Throughout fiscal 2003, the Company continued to internally evaluate its fiscal 2003 results under the historical group structure described above. As a result, the Company will begin to report segment information by Americas, Europe and Asia in fiscal 2004, when those segments are fully operational.

                       BRADY CORPORATION AND SUBSIDIARIES

                                                IDENTIFICATION    GRAPHICS &    CORPORATE
                                                  SOLUTIONS &     WORKPLACE        AND
                                                SPECIALTY TAPES   SOLUTIONS    ELIMINATIONS    TOTALS
                                                ---------------   ----------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
Year ended July 31, 2003:
  Revenues from external customers............     $229,565        $325,301                   $554,866
  Intersegment revenues.......................          929             935      $ (1,864)
  Depreciation and amortization expense.......        9,205           5,213         3,353       17,771
  Profit (loss)...............................       31,000          73,814        (2,812)     102,002
  Assets......................................      166,192         173,474       109,853      449,519
  Expenditures for property, plant and
     equipment................................        4,600           3,268         6,570       14,438
Year ended July 31, 2002:
  Revenues from external customers............     $221,678        $295,284                   $516,962
  Intersegment revenues.......................          468           1,419      $ (1,887)
  Depreciation and amortization expense.......        9,058           4,626         2,946       16,630
  Profit (loss)...............................       29,819          73,143        (2,140)     100,822
  Assets......................................      154,527         149,907       116,091      420,525
  Expenditures for property, plant and
     equipment................................        4,188           5,983         2,924       13,095
Year ended July 31, 2001:
  Revenues from external customers............     $254,611        $291,333                   $545,944
  Intersegment revenues.......................        2,194           1,847      $ (4,041)
  Depreciation and amortization expense.......       13,425           6,299         2,922       22,646
  Profit (loss)...............................       50,270          74,873        (1,917)     123,226
  Assets......................................      161,638         123,148       108,806      393,592
  Expenditures for property, plant and
     equipment................................        7,597           5,508         7,665       20,770

                                                             YEAR ENDED JULY 31
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Profit reconciliation:
  Total profit or loss for reportable segments.......  $104,814   $102,962   $125,143
  Corporate and eliminations.........................    (2,812)    (2,140)    (1,917)
  Unallocated amounts:
     Administrative costs............................   (56,167)   (53,832)   (58,071)
     Goodwill........................................                          (6,119)
     Interest-net....................................       717        665      1,128
     Foreign exchange................................      (411)       963     (1,115)
     Restructuring charge, net.......................    (9,589)    (2,720)    (9,560)
     Other...........................................    (4,097)    (2,763)    (4,699)
                                                       --------   --------   --------
       Income before income taxes....................  $ 32,455   $ 43,135   $ 44,790
                                                       ========   ========   ========

                       BRADY CORPORATION AND SUBSIDIARIES

                                          REVENUES*                   LONG-LIVED ASSETS**
                                     YEAR ENDED JULY 31,              YEAR ENDED JULY 31,
                                ------------------------------   ------------------------------
                                  2003       2002       2001       2003       2002       2001
                                --------   --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Geographic information:
  United States...............  $303,849   $302,543   $341,379   $134,506   $129,986   $127,632
  Europe......................   200,348    165,020    156,115     58,317     45,551     40,648
  Other foreign...............    92,452     85,498     84,112     17,084     13,407     13,198
  Eliminations................   (41,783)   (36,099)   (35,662)
                                --------   --------   --------   --------   --------   --------
     Consolidated total.......  $554,866   $516,962   $545,944   $209,907   $188,944   $181,478
                                ========   ========   ========   ========   ========   ========

---------------

 * Revenues are attributed based on country of origin.

** Long-lived assets consist of property, plant, and equipment and goodwill.

8.  NET INCOME PER COMMON SHARE

     Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 23,177,741 for 2003, 23,023,687 for 2002 and 22,824,398 for 2001. The
preferential dividend on the Class A Common Stock of $.0333 per share has been added to the net income per Class A Common Share for all years presented.

                       BRADY CORPORATION AND SUBSIDIARIES

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                      FISCAL 2003    FISCAL 2002    FISCAL 2001
                                                      ------------   ------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income........................................    $21,420        $28,253        $27,546
  Less: Preferred stock dividends and premium on
     redemption of preferred stock..................       (171)          (259)          (259)
                                                        -------        -------        -------
  Numerator for basic and diluted Class A net income
     per share......................................     21,249         27,994         27,287
  Less:
     Preferential dividends.........................       (711)          (705)          (699)
     Preferential dividends on dilutive stock
       Options......................................         (7)           (10)            (8)
                                                        -------        -------        -------
  Numerator for basic and diluted Class B net income
     per share......................................    $20,531        $27,279        $26,580
                                                        =======        =======        =======
Denominator:
  Denominator for basic net income per share for
     both Class A and B.............................     23,178         23,024         22,824
  Plus: Effect of dilutive stock options............        199            316            283
                                                        -------        -------        -------
  Denominator for diluted net income per share for
     both Class A and B.............................     23,377         23,340         23,107
                                                        =======        =======        =======
Class A common stock net income per share
  calculation:
  Basic.............................................    $  0.92        $  1.22        $  1.20
  Diluted...........................................    $  0.91        $  1.20        $  1.18
Class B common stock net income per share
  calculation:
  Basic.............................................    $  0.89        $  1.19        $  1.17
  Diluted...........................................    $  0.88        $  1.17        $  1.15

     Options to purchase 778,684, 0, and 95,050 shares of Class A common stock were not included in the computations of diluted net income per share for the fiscal years 2003, 2002 and 2001, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                       BRADY CORPORATION AND SUBSIDIARIES

9.   COMMITMENTS

     The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations was $10,800,000 for 2003, $8,955,000 for 2002 and $8,822,000 for 2001. Future minimum lease payments required under such leases in effect at July 31, 2003, are as follows (by fiscal year):

2004........................................................   $10,358,000
2005........................................................     7,681,000
2006........................................................     2,688,000
2007........................................................     2,503,000
2008........................................................     1,757,000
Thereafter..................................................     2,671,000
                                                               -----------
                                                               $27,658,000
                                                               ===========

10. RESTRUCTURING CHARGES

     The Company recorded a restructuring charge of $10,215,000 in fiscal 2003 related primarily to combining sales and marketing resources and consolidation of facilities throughout North American and Europe resulting in a workforce reduction of approximately 200 employees. The majority of the workforce reduction was completed in May 2003. The $10,215,000 charge includes a provision for severance of approximately $8,220,000 and write-off or impairment of assets and other of $1,995,000. Total cash expenditures in connection with these actions will approximate $9,000,000, of which, approximately $2,300,000 was paid prior to July 31, 2003. The cost savings resulting from this began in fiscal 2003 and will continue into fiscal 2004. The $10,215,000 charge in fiscal 2003 was partially offset by a credit of $626,000 related to adjustments in lease termination costs associated with the Company's fiscal 2002 and 2001 restructuring activities. The net restructuring charge in fiscal 2003 was $9,589,000 ($6,329,000 after tax, $0.27 per diluted class A common share). The total restructuring charge the Company expects to incur under this restructuring program is $12,000,000 to $13,000,000, with the remainder to be incurred during fiscal 2004.

     The Company recorded a restructuring charge of $3,030,000 in fiscal 2002 related primarily to consolidation of facilities in Asia/Pacific, United States and Europe and workforce reduction of approximately three percent. The $3,030,000 charge includes a provision for severance of approximately $1,720,000, a provision for lease cancellation costs associated with the facilities consolidation of $940,000 and write-off or impairment of assets and other of $370,000. The workforce reduction of approximately 100 people was essentially completed in July 2002. Total cash expenditures in connection with these actions will approximate $2,400,000, of which, approximately $800,000 was paid prior to July 31, 2002. The cost savings resulting from this plan are expected to be recognized beginning in fiscal 2003. The $3,030,000 charge in fiscal 2002 was partially offset by a credit of $310,000 related to adjustments in severance costs associated with the Company's fiscal 2001 restructuring activities. The net restructuring charge in fiscal 2002 was $2,720,000 ($1,782,000 after tax, $0.07 per diluted class A common share).

     A reconciliation of activity with respect to the Company's 2002 restructuring is as follows:

Ending balance, July 31, 2002...............................   $ 2,239,000
  Cash payments associated with severance and other.........    (1,461,000)
  Non-cash asset write-offs.................................      (195,000)
  Adjustment to lease accrual...............................      (453,000)
                                                               -----------
Ending balance, July 31, 2003...............................   $   130,000
                                                               ===========

                       BRADY CORPORATION AND SUBSIDIARIES

     In July 2001, the Company recorded a restructuring charge of $9,560,000 ($5,879,000 after tax, $0.26 per share) related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The $9,560,000 charge includes a provision for severance of approximately $5,700,000, write-off or impairment of assets (primarily buildings) of approximately $2,750,000 and $1,110,000 of other costs associated with the restructuring efforts. Other costs primarily include lease cancellation costs associated with the facilities consolidation. The workforce reduction of approximately 175 people was essentially completed in August 2001. Total cash expenditures in connection with these actions approximated $6,300,000.

     A reconciliation of activity with respect to the Company's 2001 restructuring is as follows:

Ending balance, July 31, 2001...............................   $ 6,937,000
  Cash payments associated with severance and other.........    (4,389,000)
  Non-cash asset write-offs.................................      (490,000)
  Adjustment to severance accrual...........................      (310,000)
                                                               -----------
Ending balance, July 31, 2002...............................   $ 1,748,000
                                                               ===========
  Cash payments associated with severance and other.........    (1,535,000)
  Non-cash asset write-offs.................................       (40,000)
  Adjustment to lease accrual...............................      (173,000)
                                                               -----------
Ending balance, July 31, 2003...............................   $        --
                                                               ===========

11. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                        QUARTERS
                                  ----------------------------------------------------
                                   FIRST      SECOND     THIRD      FOURTH     TOTAL
                                  --------   --------   --------   --------   --------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Net Sales.......................  $138,662   $129,565   $141,955   $144,684   $554,866
Gross Margin....................    70,217     63,656     73,129     73,271    280,273
Operating Income................    12,374      4,549     12,074      3,152*    32,149
Net Income......................     8,199      2,817      8,597      1,807*    21,420
Net Income Per Class A Common
  Share:
  Basic.........................      0.35       0.12       0.37       0.08       0.92
  Diluted.......................      0.35       0.12       0.37       0.08       0.91
2002
Net Sales.......................  $130,001   $120,589   $130,533   $135,839   $516,962
Gross Margin....................    66,878     59,637     67,017     67,244    260,776
Operating Income................    11,668      9,386     12,716      7,733*    41,503
Net Income......................     7,995      6,138      8,475      5,645*    28,253
Net Income Per Class A Common
  Share:
  Basic.........................      0.35       0.26       0.36       0.24       1.22
  Diluted.......................      0.34       0.26       0.36       0.24       1.20

---------------

* The fourth quarters of fiscal 2003 and 2002 include net restructuring charges of $9,589,000 ($6,329,000 after-tax, $0.27 per share) and $2,720,000
  ($1,782,000 after-tax, $0.07 per share), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

     There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                             AGE                               TITLE
----                             ---                               -----
Frank M. Jaehnert............    46     President, CEO and Director
Tracey F. Carpentier.........    40     V.P. -- Direct Marketing Americas
David R. Hawke...............    49     Executive Vice President
Allan J. Klotsche............    38     V.P. -- Brady Asia-Pacific, Global Die Cut and Strategic
                                        Account Manager
Michael O. Oliver............    50     Sr. V.P., Human Resources
Donald E. Rearic.............    63     Sr. V.P. -- Corporate Finance, Treasurer & Assistant
                                        Secretary
David W. Schroeder...........    48     Sr. V.P., CFO
Peter C. Sephton.............    44     V.P. -- Brady Europe
Matt O. Williamson...........    47     V.P. -- Brady Americas
Conrad G. Goodkind...........    59     Secretary
Katherine M. Hudson..........    56     Chairman, Director
Peter J. Lettenberger........    66     Director
Robert C. Buchanan...........    63     Director
Roger D. Peirce..............    66     Director
Richard A. Bemis.............    62     Director
Dr. Frank W. Harris..........    61     Director
Gary E. Nei..................    59     Director
Mary K. Bush.................    55     Director
Frank R. Jarc................    61     Director

     Frank M. Jaehnert -- Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He served as Chief Financial Officer from November 1996 to January 2002. He served as Senior Vice President of the Company and President, Identification Solutions and Specialty Tapes Group from January 2002 to March 2003. In February 2003, he was elected to his current position, effective April 1, 2003. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.

     Tracey F. Carpentier -- Mrs. Carpentier joined the Company in 1985. She served in a variety of sales, marketing and management roles until 1997, when she was appointed V.P. and General Manager of Brady Canada. From 1999 to 2003, Mrs. Carpentier served as V.P. and General Manager of Brady's Seton division in Branford, Connecticut. She was appointed to her current position in April 2003.

     David R. Hawke -- Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director -- European Operations. From February 1995 to August 2001, he served as Vice President, Graphics Group. He served as Vice President, Graphics and Workplace Solutions from August 2001 to January 2002. He served as Senior Vice President of the Company and President, Graphics and Workplace Solutions Group from January 2002 to April 2003. In April 2003, he was appointed to his present position.

     Allan J. Klotsche -- Mr. Klotsche joined the Company in 1988. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He was appointed to his current position in April 2003.

     Michael O. Oliver -- Mr. Oliver joined the Company in February 1997 as Vice President -- Human Resources. He was appointed to his present position in January 2002. Before joining the Company, he held various human resource positions for Unilever from 1990 to 1997.

                                      III-1

     Donald E. Rearic -- Mr. Rearic joined the Company in 1990. He served in a variety of treasury and finance roles until 2002, when he was appointed to his current position. Before joining Brady, he served as V.P., Treasurer and Assistant Secretary at CSC Industries, Inc., Warren Ohio, the holding company for Copperweld Steel Company.

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

     Peter C. Sephton -- Mr. Sephton joined the Company in 1997 as Managing Director -- Seton-UK. From 2001 to 2003 he served as managing director for Brady's Identification Solutions Business in Europe. In April 2003, he was appointed to his current position. Before joining Brady, he served in a variety of managerial roles with Tate and Lyle Plc, Sutcliffe Speakman Plc and Morgan Crucible Plc.

     Matt O. Williamson -- Mr. Williamson joined the Company in 1979. From 1979 to 1998 he served in a variety of sales and marketing leadership roles. From 1998 to 2001, he served as V.P. and General Manager -- Identification Solutions Division. From 2001 to 2003 he served as V.P. and General Manager of High Performance Identification Business. In April 2003, he was appointed to his current position.

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

     Roger D. Peirce -- Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce has been a member of the Compensation Committee of the Company since September 1988, and its chairman from November 1996 to June 2003, and is a member of its Corporate Governance and Finance Committees. Mr. Peirce is a private investor and consultant and is a director of Journal Communications, Inc. He was the secretary/treasurer of The Jor-Mac Company, Inc., a metal fabricator in Grafton, Wisconsin, from 1997 through 2002. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

     Richard A. Bemis -- Mr. Bemis has been a Director of the Company since January 1990 and a member of its Compensation Committee since March 1990, and is a member of its Technology Committee. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in

                                      III-2

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

     Gary E. Nei -- Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company's Governance Committee and Chair of its Finance and Compensation Committees. Mr. Nei is Chairman of NEI-Turner Media, a publishing company in Walworth, Wisconsin, and Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois. He also serves as a consultant to Welsh Carson Anderson and Stowe, a private investment company in New York, New York. He is also a Director of Bone Care International, Inc. a pharmaceutical company in Madison, Wisconsin.

     Mary K. Bush -- Ms. Bush was elected to the Board of Directors in May 2000. Ms. Bush is president of Bush International Inc., Washington, D.C., an international financial advisory firm. She serves on the Audit Committee. Ms. Bush is also a director of Mortgage Guarantee Insurance Corp., R.J. Reynolds Tobacco Holdings, Inc., Millennium Chemicals, Inc. and the Board of Trustees of the Pioneer Funds. Former Boards include Texaco, Inc. and Nations Bank Trust Company.

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

                        AUDIT COMMITTEE FINANCIAL EXPERT

     The Company's board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Jarc, chair of the audit committee is a financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During fiscal year 2003 with respect to the Company's Class A Common Stock:

     1. On February 24, 2003, the Company granted options to purchase 100,000 shares of Class A Common Stock to Frank M. Jaehnert, an officer of the Company. This transaction was reported on an amended Form 4 filed May 21, 2003.

     2. On July 31, 2003, Mr. Jaehnert acquired 6 shares of Class A Common Stock through the Company's dividend reinvestment program. This transaction was reported on a Form 5 filed September 18, 2003.

                                 CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its chief executive officer, chief financial officer, chief accounting officer and other key financial personnel. The code of ethics can be viewed at the Company's website, www.bradycorp.com. The Company intends to satisfy the disclosure requirements under

                                      III-3

Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by putting such information on its Internet website.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three fiscal years ended July 31, 2003, to those persons who, as of the end of fiscal 2003, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM COMPENSATION
                                                           ANNUAL COMPENSATION                 AWARDS
                                                        --------------------------   --------------------------
                                                                            OTHER    RESTRICTED
                                                                            ANNUAL     STOCK                      ALL OTHER
                                               FISCAL   SALARY     BONUS     COMP      AWARDS      OPTIONS/SAR      COMP
NAME AND PRINCIPAL POSITION                     YEAR      ($)     ($)(1)    ($)(2)     ($)(5)     (# OF SHARES)    ($)(3)
---------------------------                    ------   -------   -------   ------   ----------   -------------   ---------
F.M. Jaehnert................................   2003    345,769        --      --          --        115,000        32,371
President &                                     2002    265,384    45,000      --          --         13,000        17,312
Chief Executive Officer                         2001    236,154        --      --          --         10,000        16,893
(effective April 1, 2003)

K. M. Hudson.................................   2003    550,000        --      --          --         36,300        85,473(4)
Chairman of the Board                           2002    536,626   100,000      --          --         35,000        58,919(4)
(effective April 1, 2003)                       2001    497,231        --      --          --         35,000        95,063(4)

D. W. Schroeder..............................   2003    337,308    74,200      --          --         15,000        35,105
Sr. V.P., Chief Financial Officer &             2002    321,038    45,000      --          --         13,000        19,705
President Brady Technologies                    2001    289,385        --      --          --         13,000        21,849

D.R. Hawke...................................   2003    315,673    83,170      --     334,700         15,000        28,744
Executive Vice President                        2002    292,669    45,000      --          --         13,000        18,900
                                                2001    258,384        --      --          --         13,000        18,449

M.O. Oliver..................................   2003    220,481    51,130      --     334,700          7,000        20,188
Sr. Vice President,                             2002    207,227    25,000      --          --          5,000        15,484
Human Resources                                 2001    178,107        --      --          --         45,000        12,522

D.E. Rearic..................................   2003    168,654    35,442      --          --          5,500        74,873(6)
Sr. Vice President -- Corporate                 2002    157,435    21,362      --          --          4,500        67,429(6)
Finance, Treasurer                              2001    143,542    12,919      --          --          3,500        60,866(6)
and Assistant Secretary

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

(3) All other compensation for fiscal 2003 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert, Oliver and Rearic, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $55,000, $30,363, $24,485, $29,329, $19,400 and $18,126 respectively and
    (ii) the cost of group term life insurance for each named executive officer of $2,124, $4,742, $4,259, $3,042, $788 and $567, respectively.

    All other compensation for fiscal 2002 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert, Oliver and Rearic, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $25,013, $19,095, $18,331, $16,872, $14,889 and $12,569, respectively and
    (ii) the cost of group term life insurance for each named executive officer of $2,931, $610, $569, $440, $595 and $1,860, respectively.

                                      III-4

    All other compensation for fiscal 2001 for Mrs. Hudson, and Messrs. Schroeder, Hawke, Jaehnert, Oliver and Rearic, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $44,165, $21,063, $17,731, $16,449, $12,060 and $9,239, respectively and
    (ii) the cost of group term life insurance for each named executive officer of $1,572, $786, $718, $444, $462 and $1,627, respectively.

(4) Fiscal 2003 includes $28,349 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 2002 includes $30,975 accrued, but not paid, for that year's portion of the SERP. Fiscal 2001 includes $49,326 accrued, but not paid, for that year's portion of the SERP.

(5) In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued Class A Common Stock and Messrs. Schroeder and Hawke were awarded 25,000 shares each of authorized, but unissued Class A Common Stock. As of July 31, 2003, Mrs. Hudson continued to hold 35,000 of such shares, Messrs. Schroeder and Hawke continued to hold 6,250 of such shares at July 31, 2003. Using the closing price of $34.41 per share for the Company's Class A Common Stock on July 31, 2003, Mrs. Hudson's holdings were valued at $1,204,350 and the holdings of Messrs. Schroeder and Hawke were valued at $215,063 each. The restricted stock awards granted to Mrs. Hudson vested on August 1, 2002. The restricted stock awards granted to Messrs. Schroeder and Hawke vested 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

    In June 2003, the Company granted restricted stock awards to certain key executives. Messrs. Hawke and Oliver were awarded 10,000 shares each of authorized, but unissued Class A Common Stock, which shares such executive officers continued to hold as of July 31, 2003. The value of the grants stated in the table is based on the closing price on the date of grant. Using the closing price of $34.41 per share for the Company's Class A Common Stock on July 31, 2003, the holdings of Messrs. Hawke and Oliver were valued at $344,100 each. The restricted stock awards granted to Messrs. Hawke and Oliver vest 100% on August 1, 2005. The executives have the right to receive any cash dividends payable on these shares.

(6) Fiscal 2003 includes $56,180 accrued, but not paid, for the current year's portion of a Supplemental Executive Retirement Plan (SERP). Fiscal 2002 includes $53,000 accrued, but not paid, for that year's portion of the SERP. Fiscal 2001 includes $50,000 accrued, but not paid, for that year's portion of the SERP.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 2003 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2003. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 2003

                               INDIVIDUAL GRANTS

                                     # OF SECURITIES    % OF TOTAL
                                       UNDERLYING        OPTIONS
                                         OPTIONS        GRANTED TO      EXERCISE
                                         GRANTED       EMPLOYEES IN      PRICE
NAME                                     (#)(1)        FISCAL 2003    ($/SHARE)(2)    EXPIRATION DATE
----                                 ---------------   ------------   ------------   -----------------
F.M. Jaehnert......................      100,000           25.2%        26.6200      February 24, 2013
                                          15,000            3.8%        32.7750      November 14, 2012
K.M. Hudson........................       36,300            9.2%        32.7750      November 14, 2012
D.W. Schroeder.....................       15,000            3.8%        32.7750      November 14, 2012
D.R. Hawke.........................       15,000            3.8%        32.7750      November 14, 2012
M.O. Oliver........................        7,000            1.8%        32.7750      November 14, 2012
D.E. Rearic........................        5,500            1.4%        32.7750      November 14, 2012

                                      III-5

                                                               POTENTIAL REALIZABLE VALUE
                                                                   AT ASSUMED RATES OF
                                                               STOCK PRICE APPRECIATION(3)
                                                          -------------------------------------
NAME                                                      0%($)     5%($)(6)       10%($)(6)
----                                                      -----   ------------   --------------
F.M. Jaehnert..........................................     0        1,986,675        5,014,725
K.M. Hudson............................................     0          749,414        1,891,775
D.W. Schroeder.........................................     0          309,675          781,725
D.R. Hawke.............................................     0          309,675          781,725
M.O. Oliver............................................     0          144,515          364,805
D. E. Rearic...........................................     0          113,548          286,633
All Stockholders' Gains (increase in market value of Brady
  Corporation Common Stock at assumed rates of stock price
  appreciation)(4)(6)..........................................   $441,925,507   $1,115,570,250
All Optionees' Gains (as a percent of all shareholders'
  gains)(5)(6).................................................          1.76%            1.76%

---------------

(1) The options granted November 14, 2002, become exercisable as follows:
    33 1/3% of the shares on November 14, 2003; 33 1/3% of the shares on November 14, 2004; and 33 1/3% of the shares on November 14, 2005. These options have a term of ten years.

    The options granted to Mr. Jaehnert on February 24, 2003, become exercisable February 24, 2008, and have a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

(3) Represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for the ten-year option terms.

(4) Calculated from the $32.7750 exercise price applicable to the options granted on November 14, 2002 and the $26.6200 exercise price applicable to the options granted on February 24, 2003 based on the 21,405,934 shares of Class A Common Stock outstanding on February 24, 2003.

(5) Represents potential realizable value for all options granted in fiscal 2003 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2003
                   AND VALUE OF OPTIONS AT END OF FISCAL 2003

                                                                  NUMBER OF SECURITIES UNDERLYING
                                     SHARES                    UNEXERCISED OPTIONS AT JULY 31, 2003
                                   ACQUIRED ON      VALUE      -------------------------------------
NAME                               EXERCISE(#)   REALIZED($)    EXERCISABLE(#)     UNEXERCISABLE(#)
----                               -----------   -----------   ----------------   ------------------
K.M. Hudson......................         0              0          496,001             121,299
D.W. Schroeder...................    33,250        427,780          146,000              28,000
D.R. Hawke.......................     6,000        101,781          168,000              28,000
F.M. Jaehnert....................         0              0           44,100             202,000
M.O. Oliver......................         0              0           17,500              52,000
D.E. Rearic......................         0              0           20,833               9,667

                                      III-6

                                                          VALUE OF UNEXERCISED IN-THE-MONEY
                                                             OPTIONS AT JULY 31, 2003(1)
                                                          ---------------------------------
NAME                                                      EXERCISABLE($)   UNEXERCISABLE($)
----                                                      --------------   ----------------
K.M. Hudson.............................................    5,739,598           219,688
D.W. Schroeder..........................................    1,379,424            71,821
D.R. Hawke..............................................    1,606,318            71,821
F.M. Jaehnert...........................................      338,868         1,899,691
M.O. Oliver.............................................      126,050           204,787
D.E. Rearic.............................................      169,932            23,333

---------------

(1) Represents the closing price for the Company's Class A Common Stock on July 31, 2003, of $34.4100 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1998, in each of Brady Corporation Class A Common Stock, the Standard & Poor's (S&P) 500 Index, the Russell 2000 Index and the New York Stock Exchange (NYSE) Composite Index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
  BRADY CORPORATION VERSUS PUBLISHED INDICES (S&P 500, RUSSELL 2000 AND NYSE)
                          FISCAL YEAR ENDING JULY 31,

                                  (LINE GRAPH)

-----------------------------------------------------------------------------------------------------------
                                           1998       1999       2000       2001       2002       2003
-----------------------------------------------------------------------------------------------------------
 Brady                                     $100       $175       $156       $180       $147       $189
-----------------------------------------------------------------------------------------------------------
 S&P 500                                   $100       $120       $131       $112       $ 86       $ 95
-----------------------------------------------------------------------------------------------------------
 S&P Small Cap 600                         $100       $105       $118       $132       $116       $137
-----------------------------------------------------------------------------------------------------------
 Russell 2000                              $100       $107       $122       $120       $ 99       $121
-----------------------------------------------------------------------------------------------------------

                                      III-7

COMPENSATION OF DIRECTORS

     Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Prior to August 1, 2003, directors who were not also employees of the Company received an annual retainer of $20,000 plus $1,500 for each committee they chaired and $1,250 plus expenses for each meeting of the Board or any committee thereof, which they attended and were a member. Directors also received $750 for each meeting they attended of any committee for which they were not a member.

     Effective August 1, 2003, directors who are not also employees of the Company receive an annual retainer of $25,000 plus $1,500 for each committee they chair ($5,500 for the audit committee chair) and $1,250 plus expenses for each on-site meeting of the Board or any committee thereof, which they attend and are a member or $750 for single issue telephonic committee meetings. Directors also receive $750 for each meeting they attend of any committee for which they are not a member.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 2003, the Board approved a new Change in Control Agreement for Mr. Jaehnert. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over three years.

     In January 2001, the Board approved new Change in Control Agreements for certain of its executive officers including Messrs. Schroeder, Hawke and Oliver. The agreements call for payment of an amount equal to two times the annual salary and bonus for Messrs. Schroeder, Hawke, and Oliver in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreements will be spread over two years for Messrs. Schroeder, Hawke and Oliver.

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

     The Company's Board of Directors has approved a compensation package for Mrs. Hudson, who served as the Company's President and CEO until March 31, 2003. Mrs. Hudson will remain an employee of the Company for a period up to January 19, 2005, at her annual base salary in effect for fiscal 2003; and will be eligible for coverage under the Company's regular medical insurance plan or a payment in lieu thereof toward similar coverage. Until January 19, 2004, she will also receive other executive benefits at the 2003 level and be eligible to participate in the Company's bonus plan. While employed, Mrs. Hudson will perform such duties as requested of her by the President. All compensation and benefits will terminate if Mrs. Hudson accepts outside employment, other than with an academic entity.

     Mr. Schroeder currently serves as the Company's Chief Financial Officer, but is seeking an executive position outside of the Company. The Compensation Committee of the Board has agreed to continue Mr. Schroeder's salary and benefits while he remains employed by the Company to a date not later than May 31, 2004; and to pay an amount equal to his base salary for a period of six months following termination

                                      III-8
of employment with the Company. While employed, Mr. Schroeder will be eligible for participation in the Company's bonus plan. He is also eligible for Company paid executive placement consulting services.

RESTRICTED STOCK

     In August 1997, the Company granted restricted stock awards to certain key executives. Mrs. Hudson was awarded 50,000 shares of authorized, but unissued Class A Common Stock and Messrs. Schroeder and Hawke were awarded 25,000 shares each of authorized, but unissued Class A Common Stock. As of July 31, 2003, Mrs. Hudson continued to hold 35,000 of such shares, Messrs. Schroeder and Hawke continued to hold 6,250 of such shares at July 31, 2003. The restricted stock awards granted to Mrs. Hudson vested on August 1, 2002. The restricted stock awards granted to Messrs. Schroeder and Hawke vested 75% on August 1, 2002, with the remaining 25% vesting on August 1, 2003. The executives have the right to receive any cash dividends payable on these shares.

     In June 2003, the Company granted restricted stock awards to certain key executives. Messrs. Hawke and Oliver were awarded 10,000 shares each of authorized, but unissued Class A Common Stock, which shares such executive officers continued to hold as of July 31, 2003. Using the closing price of $34.41 per share for the Company's Class A Common Stock on July 31, 2003, the holdings of Messrs. Hawke and Oliver were valued at $344,100 each. The restricted stock awards granted to Messrs. Hawke and Oliver vest 100% on August 1, 2005. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2003, the Board's Compensation Committee was composed of Messrs. Bemis, Jarc, Nei and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

FUNDED RETIREMENT AND 401(K) PLANS

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Company's Funded Retirement Plan ("Brady Corporation Funded Retirement Plan") and Employee 401K Plan (the "Brady Corporation Matched 401(k) Plan"). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the Brady Corporation Matched 401(k) Plan and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 8% of their eligible earnings contributed to the Brady Corporation Matched 401(k) Plan (without an additional matching contribution by the Company). The assets of the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed in several investment funds as permitted by the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses.

     Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the Brady Corporation Matched 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the Brady Corporation Matched 401(k) Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a three-year period of continuous service for the Brady Corporation Matched 401(k) Plan and after five years of continuous service for the Brady Corporation Funded Retirement Plan.

                                      III-9

DEFERRED COMPENSATION ARRANGEMENTS

     During fiscal 1998, the Company adopted new deferred compensation plans whereby directors, executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus into a plan account, the value of which is measured by the Company's Class A Common Stock. Participants in the old deferred compensation plan were allowed to convert their balances in the old plan to this new plan. The conversion to the new plan was funded by the issuance of 372,728 shares of Class A Common Stock to a Rabbi Trust (the "Trust") in November 1997. All deferrals into the new plan result in purchases of existing Class A Common Stock by the Trust. No deferrals are allowed into the old plan.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of outside directors and is responsible for considering and approving compensation arrangements for senior management of the
                                      III-10

Company, including the Company's executive officers and the chief executive officer. It is the philosophy of the Committee to establish a total executive compensation program, which is competitive with a broad range of companies that it considers to be of comparable size and complexity.

     The primary components of the Company's executive compensation program are
(i) base salary, (ii) annual cash incentive plan and (iii) long term incentive compensation in the form of stock options and/or restricted stock. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. The base salary compensation and the annual cash incentive compensation plan are reviewed and approved by the Compensation Committee.

     The Committee believes that:

     - The Company's pay levels are appropriately targeted to attract and retain key executives;

     - The Company's incentive plan provides strong incentives for management to increase shareholder value; and

     - The Company's total executive compensation program is a cost-effective strategy to increase shareholder value.

  BASE SALARY

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the median base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2003, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

  ANNUAL BONUS PLAN

     The annual cash incentive compensation plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 80% objective. It stresses maximization of Company profitability, revenue growth and return on invested capital.

  STOCK OPTIONS

     In July 2003, the Company's Class B Voting Common shareholders approved the Brady Corporation 2003 Omnibus Incentive Stock Plan under which 750,000 shares of Class A Common Stock are available for grant. In October 2001, the Company approved the Brady Corporation 2001 Omnibus Incentive Stock Plan under which 500,000 shares of Class A Common Stock were available for grant. In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A Common Stock are available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. In August 2003, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years. All grants under the Option Plans are at market price on the date of the grant.
                                      III-11

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

  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mrs. Hudson received $550,000 in base salary in fiscal 2003, an increase of 2.5% from the prior year's base salary. Based on the terms of the Company's objective Bonus Plan, discussed above, Mrs. Hudson earned a bonus attributable to fiscal 2003 of $160,220. Mrs. Hudson voluntarily elected to waive her right to this bonus, deferring the entire amount to be paid together with any bonus earned in fiscal 2004, dependent upon certain financial performance in fiscal 2004. Consequently, she was not paid a bonus attributable to fiscal 2003, a decrease of $100,000 from the bonus paid in fiscal 2002. Mrs. Hudson's compensation reflects:

          (i) continued strong operating cash flow and the Company's relative performance to its peers with respect to stock price performance, sales and profits;

          (ii) the successful acquisitions of Tiscor, Inc., Cleere Advantage, Etimark GmbH and Aztech Systems;

          (iii) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth; and

          (iv) continued involvement in management team development and succession planning.

     During fiscal 2003, Mrs. Hudson was awarded options to purchase 36,300 shares of Class A Common Stock.

     Mr. Jaehnert was elected President and Chief Executive Officer effective April 1, 2003. Mr. Jaehnert's base salary was $345,769 in fiscal 2003. Based on the terms of the Company's objective Bonus Plan, discussed above, Mr. Jaehnert earned a bonus attributable to fiscal 2003 of $96,800. Mr. Jaehnert voluntarily elected to waive his right to the bonus, deferring the entire amount to be paid together with any bonus earned in fiscal 2004, dependent upon certain financial performance in fiscal 2004. Consequently, Mr. Jaehnert was not paid a bonus attributable to fiscal 2003, a decrease of $45,000 from the bonus paid in fiscal 2002. During fiscal 2003, Mr. Jaehnert was awarded options to purchase 115,000 shares of Class A Common Stock. Included in those options are 100,000 options that vest all at once five years from the date of grant, February 24, 2003.

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

        Gary E. Nei, Chairman
        Richard A. Bemis
        Frank R. Jarc
        Roger D. Peirce

                                      III-12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own five percent (5%) of any class of the Company's voting shares on September 15, 2003.

                                                                       AMOUNT OF
                                                                       BENEFICIAL    PERCENT OF
   TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP    OWNERSHIP(2)
--------------------       ------------------------------------        ----------   ------------
Class B Common        William H. Brady, Jr. Trust
  Stock.............  f/b/o Elizabeth B. Lurie(1)...................    884,652         50%
                      c/o Quarles & Brady
                      Attn: Peter J. Lettenberger
                      411 East Wisconsin Avenue
                      Milwaukee, WI 53202
                      William H. Brady III
                      Revocable Trust 2001(1).......................    884,652         50%
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

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 15, 2003. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

                                                                                   AMOUNT OF
                                                                                   BENEFICIAL    PERCENT OF
   TITLE OF CLASS     NAME OF BENEFICIAL OWNER & NATURE OF BENEFICIAL OWNERSHIP   OWNERSHIP(9)   OWNERSHIP
--------------------  ---------------------------------------------------------   ------------   ----------
Class A Common Stock  Richard A. Bemis(1)(2)..............................         2,357,256        10.4%
                      Peter J. Lettenberger(1)(3).........................         2,352,344        10.3
                      Roger D. Peirce(1)(4)...............................         2,351,256        10.3
                      Robert C. Buchanan(1)(5)............................         2,350,356        10.3
                      Gary E. Nei(1)(6)...................................         2,350,256        10.3
                      Katherine M. Hudson(7)..............................           575,664         2.5
                      David R. Hawke......................................           213,518         0.9
                      David W. Schroeder..................................           188,220         0.8
                      Frank M. Jaehnert(8)................................           135,911         0.6
                      Michael O. Oliver...................................            41,167         0.2
                      Donald E. Rearic....................................            25,819         0.1
                      Conrad G. Goodkind..................................            18,734         0.1
                      Frank W. Harris.....................................            11,533         0.1
                      Frank R. Jarc.......................................             6,000           *
                      Mary K. Bush........................................             6,000           *
                      All Officers and Directors as a Group
                      (15 persons)(9).....................................         3,627,010        15.9

                                      III-13

                                                                                   AMOUNT OF
                                                                                   BENEFICIAL    PERCENT OF
   TITLE OF CLASS     NAME OF BENEFICIAL OWNER & NATURE OF BENEFICIAL OWNERSHIP   OWNERSHIP(9)   OWNERSHIP
--------------------  ---------------------------------------------------------   ------------   ----------
Class B Common Stock  Peter J. Lettenberger(1)............................         1,769,314         100
                      Richard A. Bemis(1).................................         1,769,314         100
                      Gary E. Nei(1)......................................         1,769,314         100
                      Roger D. Peirce(1)..................................         1,769,314         100
                      Robert C. Buchanan(1)...............................         1,769,314         100
                      All Officers and Directors as a Group...............         1,769,314         100

---------------

  *  Indicates less than one-tenth of one percent.

 (1) The amount shown includes shares held directly by the William H. Brady, Jr. Trust f/b/o Elizabeth B. Lurie (the "William H. Brady, Jr. Trust"), the William H. Brady III Revocable Trust 2001 (the "Revocable Trust") and the William H. Brady, Jr. Family Trust (the "Family Trust") (collectively, the "Trusts"). The William H. Brady, Jr. Trust owns 1,079,128 shares of Class A Common Stock and 884,652 shares of Class B Common Stock. The Revocable Trust owns 1,260,128 shares of Class A Common Stock and 884,652 shares of Class B Common Stock. The Family Trust owns 10 shares of Class B Common Stock. The Trustees of the Trusts are Richard A. Bemis, Robert C. Buchanan, Peter J. Lettenberger, Gary E. Nei and Roger D. Peirce, each of whom shares voting and dispositive power.

 (2) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Bemis owns 9,000 shares of Class A Common Stock directly and holds vested options to acquire an additional 9,000 shares of Class A Common Stock.

 (3) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Lettenberger owns directly 4,088 shares of Class A Common Stock and holds vested options to acquire an additional 9,000 shares of Class A Common Stock.

 (4) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 9,000 shares of Class A Common Stock.

 (5) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 9,000 shares of Class A Common Stock.

 (6) In addition to shares beneficially owned as a trustee of the Trusts, Mr. Nei owns 2,000 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse) and holds vested options to acquire an additional 9,000 shares of Class A Common Stock.

 (7) Mrs. Hudson owns 44,231 shares of Class A Common Stock directly and holds vested options to acquire an additional 531,433 shares of Class A Common Stock.

 (8) Of the shares listed, 2,732 shares are owned directly by Mr. Jaehnert's spouse.

 (9) The amount shown for all officers and directors as a group (15 persons) includes options to acquire a total of 1,127,034 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of September 15, 2003. It does not include other options for Class A Common Stock, which have been granted at later dates.

(10) In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 355,264 shares of the Company's Class A Common Stock in its deferred compensation plans, including 98,500 for Mrs. Hudson, 10,154 for Mr. Jaehnert, 36,984 for Mr. Hawke, 29,580 for Mr. Schroeder, 5,531 for Mr. Oliver, and 5,674 for Mr. Rearic.

(C) CHANGES IN CONTROL

     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

                                      III-14

(D) EQUITY COMPENSATION PLAN INFORMATION

                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                              EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
PLAN CATEGORY                                     (A)                    (B)                      (C)
-------------                             --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders......................       2,347,441                $27.24                  123,836
Equity compensation plans not approved
  by security holders...................            None                  None                     None
                                               ---------                ------                  -------
Total...................................       2,347,441                $27.24                  123,836
                                               =========                ======                  =======

     The Company's Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 1,500,000, 2,125,000, 500,000 and 750,000 shares of Class A Nonvoting Common
Stock for issuance under the 1989, 1997, 2001 and 2003 Plans, respectively. Options granted prior to 1992 become exercisable once the employees have been continuously employed for six months after the grant date. Generally, options granted in 1992 and thereafter will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. All grants under the Option Plans are at market price on the date of the grant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Peter J. Lettenberger serves as a Director of the Company; he is also a partner of Quarles & Brady LLP, general counsel to the Company. Mr. Conrad G. Goodkind serves as Secretary to the Company; he is also a partner of Quarles & Brady, general counsel to the Company.

                                      III-15

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1) The selected financial data and stock price disclosure presented on Pages 8 through 10 of the Company's 2003 Annual Report to Shareholders are incorporated herein by reference.

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

        3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

     (b) Reports on Form 8-K.

          A report on Form 8-K was filed on June 9, 2003, relating to the Company's sales and earnings expectations for the Company's fiscal 2004 year ending July 31, 2004. The Company also announced the closing of certain facilities in the United States in connection with the Company's previously announced restructuring activities.

          A report on Form 8-K was furnished on May 16, 2003, relating to the Company's fiscal 2003 third quarter financial results.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Restated Articles of Incorporation of Brady Corporation(1)
  3.2     By-laws of Brady Corporation, as amended(2)
*10.2     Brady Corporation BradyGold Plan, as amended(2)
*10.3     Executive Additional Compensation Plan, as amended(2)
*10.4     Form of Executive's Deferred Compensation Agreement, as
          amended(11)
*10.5     Forms of Director's Deferred Compensation Agreement, as
          amended(11)
*10.6     Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
 10.9     Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10.10    Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
*10.11    Supplemental Executive Retirement Plan between Brady
          Corporation and Donald E. Rearic
*10.12    Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
*10.13    Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
*10.14    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Katherine M. Hudson(10)
*10.15    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David W. Schroeder(10)
*10.17    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David R. Hawke(10)
*10.18    Change of Control Agreement dated May 13, 1997, between
          Brady Corporation and Donald E. Rearic
*10.20    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and Katherine M. Hudson(8)
*10.22    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David W. Schroeder(8)
*10.23    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David R. Hawke(8)
*10.24    Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert(14)
*10.25    Brady Corporation Restoration Plan dated January 1, 2000(9)
*10.26    Brady Corporation 2001 Omnibus Incentive Stock Plan(11)
 10.27    Revolving Credit Facility Credit Agreement(12)
*10.28    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Michael O. Oliver(13)
*10.29    Brady Corporation 2003 Omnibus Incentive Stock Plan
*10.30    Restricted Stock Agreement dated June 18, 2003, between
          Brady Corporation and David R. Hawke
*10.31    Restricted Stock Agreement dated June 18, 2003, between
          Brady Corporation and Michael O. Oliver
*10.32    Summary of Compensation Arrangement with Katherine M. Hudson
*10.33    Summary of Compensation Arrangement with David W. Schroeder
 13       Annual Report to Shareholders for year ended July 31, 2003
 18.1     Letter regarding change in accounting method(3)
 21       Subsidiaries of Brady Corporation

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 23       Consent of Deloitte & Touche LLP, Independent Auditor
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
 31.2     Rule 13a-14(a)/15d-14(a) Certification of David W. Schroeder
 32.1     Section 1350 Certification of Frank M. Jaehnert
 32.2     Section 1350 Certification of David W. Schroeder

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

 (9) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2000

(10) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2001

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2002

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                YEAR ENDED JULY 31,
                                                              ------------------------
DESCRIPTION                                                    2003     2002     2001
-----------                                                   ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Valuation accounts deducted in balance sheet from assets to
  which they apply --
  Accounts receivable -- allowance for losses:
  Balances at beginning of period...........................  $3,206   $2,297   $2,919
  Additions -- Charged to expense...........................   1,523    2,467    1,537
                Due to acquired businesses..................     167
  Deductions -- Bad debts written off, net of recoveries....  (1,730)  (1,558)  (2,159)
                                                              ------   ------   ------
  Balances at end of period.................................  $3,166   $3,206   $2,297
                                                              ======   ======   ======
  Inventory -- reserve for slow-moving inventory:
  Balances at beginning of period...........................  $4,957   $4,273   $4,714
  Additions -- Charged to expense...........................   1,593      684
                Due to acquired businesses..................     165
  Deductions -- Inventory written off.......................      --       --     (441)
                                                              ------   ------   ------
  Balances at end of period.................................  $6,715   $4,957   $4,273
                                                              ======   ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this twenty-third day of October 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          /s/ F. J. JAEHNERT                  President and Director         October 23, 2003
--------------------------------------     (Principal Executive Officer)
            F. J. Jaehnert


           /s/ K. M. HUDSON                          Director                October 23, 2003
--------------------------------------
             K. M. Hudson


        /s/ P. J. LETTENBERGER                       Director                October 23, 2003
--------------------------------------
          P. J. Lettenberger


           /s/ R. A. BEMIS                           Director                October 23, 2003
--------------------------------------
             R. A. Bemis


           /s/ F. W. HARRIS                          Director                October 23, 2003
--------------------------------------
             F. W. Harris


          /s/ R. C. BUCHANAN                         Director                October 23, 2003
--------------------------------------
            R. C. Buchanan


           /s/ R. D. PEIRCE                          Director                October 23, 2003
--------------------------------------
             R. D. Peirce


            /s/ G. E. NEI                            Director                October 23, 2003
--------------------------------------
              G. E. Nei


            /s/ M. K. BUSH                           Director                October 23, 2003
--------------------------------------
              M. K. Bush


            /s/ F. R. JARC                           Director                October 23, 2003
--------------------------------------
              F. R. Jarc