Form 10-Q
period 2003-10-31
BRADY CORP
filed 2003-12-12
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2003
                                       OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from _____ to _____
                         Commission File Number 1-14959

                                BRADY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Wisconsin                                         39-0178960
         ----------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


              6555 WEST GOOD HOPE ROAD, MILWAUKEE, WISCONSIN 53223
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414) 358-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of November 24, 2003, there were outstanding 21,715,320 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX




                                                                                         Page
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                          3

             Condensed Consolidated Statements of
                   Income and Income Retained in the Business                               4

             Condensed Consolidated Statements of Cash Flows                                5

             Notes to Condensed Consolidated Financial Statements                           6

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     11

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                    15

  Item 4.    Controls and Procedures                                                       15

PART II.     Other Information

  Item 5.    Other Information                                                             16

  Item 6.    Exhibits and Reports on Form 8-K                                              16

             Signatures                                                                    17



PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                             (UNAUDITED)
                                                                                   OCTOBER 31,          JULY 31,
                                                                                      2003               2003
                                     ASSETS                                        ---------           ---------
CURRENT ASSETS:

   Cash and cash equivalents                                                       $  60,105           $  76,088
   Accounts receivable, less allowance for losses ($3,414
         and $3,166, respectively)                                                    92,492              80,162
   Inventories                                                                        41,608              36,564
   Prepaid expenses and other current assets                                          21,727              22,343
                                                                                   ---------           ---------

       TOTAL CURRENT ASSETS                                                          215,932             215,157

OTHER ASSETS:
   Goodwill                                                                          150,360             130,667
   Other                                                                              22,206              24,455
                                                                                   ---------           ---------

                                                                                     172,566             155,122
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                            5,242               5,172
       Buildings and improvements                                                     52,759              51,471
       Machinery and equipment                                                       142,225             139,007
       Construction in progress                                                        5,211               3,245
                                                                                   ---------           ---------

                                                                                     205,437             198,895
   Less accumulated depreciation                                                     124,878             119,655
                                                                                   ---------           ---------

       NET PROPERTY, PLANT AND EQUIPMENT                                              80,559              79,240
                                                                                   ---------           ---------

TOTAL                                                                              $ 469,057           $ 449,519
                                                                                   =========           =========

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                                $  29,974           $  28,470
   Wages and amounts withheld from employees                                          26,929              30,619
   Taxes, other than income taxes                                                      4,126               2,492
   Accrued income taxes                                                               15,116              11,449
   Other current liabilities                                                          18,928              17,320
   Short-term borrowings and current maturities on long-term debt                        175                 929
                                                                                   ---------           ---------

       TOTAL CURRENT LIABILITIES                                                      95,248              91,279

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                  581                 568
OTHER LIABILITIES                                                                     20,159              18,711
                                                                                   ---------           ---------

       TOTAL LIABILITIES                                                             115,988             110,558

STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock -- Issued and outstanding 21,700,853                   217                 216
        and 21,558,265 shares, respectively
   Class B voting common stock -- Issued and outstanding 1,769,314 shares                 18                  18
   Additional paid-in capital                                                         52,222              47,464
   Income retained in the business                                                   296,388             290,805
   Cumulative other comprehensive income                                               5,839               1,595
   Treasury stock -- 34,657 and 18,262 Class A common shares,
         respectively, at cost                                                        (1,074)               (509)
   Other                                                                                (541)               (628)
                                                                                   ---------           ---------

       TOTAL STOCKHOLDERS' INVESTMENT                                                353,069             338,961
                                                                                   ---------           ---------

TOTAL                                                                              $ 469,057           $ 449,519
                                                                                   =========           =========


See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)


                                                                                   (Unaudited)
                                                                          Three Months Ended October 31,
                                                                            2003                2002
                                                                          ---------           ---------

Net Sales                                                                 $ 151,906           $ 138,662

Operating expenses:
   Cost of products sold                                                     73,143              68,445
   Research and development                                                   4,864               4,071
   Selling, general and administrative                                       56,388              53,772
   Restructuring charge                                                       1,753                 -
                                                                          ---------           ---------
Total operating expenses                                                    136,148             126,288

Operating income                                                             15,758              12,374

Other income and (expense):
   Investment and other income -- (expense)                                    (159)                 86
   Interest expense                                                             (30)                (35)
                                                                          ---------           ---------

Income before income taxes                                                   15,569              12,425

Income taxes                                                                  5,216               4,226
                                                                          ---------           ---------

Net income                                                                   10,353               8,199


Income retained in business at beginning of period                          290,805             287,674

Less:
  Redemption premium on preferred stock                                         -                  (171)
  Common stock dividends                                                     (4,770)             (4,471)
                                                                          ---------           ---------


Income retained in business at end of period                              $ 296,388           $ 291,231
                                                                          =========           =========

Net income per Class A Nonvoting Common Share

                                                           Basic          $    0.44           $    0.35
                                                                          =========           =========

                                                         Diluted          $    0.44           $    0.35
                                                                          =========           =========

Net income per Class B Voting Common Share

                                                           Basic          $    0.41           $    0.32
                                                                          =========           =========

                                                         Diluted          $    0.41           $    0.32
                                                                          =========           =========



See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                          (Unaudited)
                                                                                                       Three Months Ended
                                                                                                           October 31,
                                                                                                     2003              2002
                                                                                                  --------           --------
Operating activities:
Net income                                                                                        $ 10,353           $  8,199
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                      4,697              4,295
  Loss on sale or disposal of property, plant & equipment                                               37                107
  Provision for losses on accounts receivable                                                          360                415
  Amortization of restricted stock                                                                      86                 62
  Net restructuring charge accrued liability                                                         1,676                -
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                            (6,478)            (1,869)
     Inventory                                                                                      (1,796)            (1,103)
     Prepaid expenses and other assets                                                               1,408               (812)
     Accounts payable and accrued liabilities                                                       (4,151)             2,605
     Income taxes                                                                                    3,899              2,420
                                                                                                  --------           --------
        Net cash provided by operating activities                                                   10,091             14,319

Investing activities:
  Acquisition of businesses, net of cash acquired                                                  (21,830)               -
  Purchases of property, plant and equipment                                                        (3,605)            (3,862)
  Proceeds from sale of property, plant and equipment                                                  194                  1
  Other                                                                                                (61)               -
                                                                                                  --------           --------
        Net cash used in investing activities                                                      (25,302)            (3,861)

Financing activities:
  Payment of dividends                                                                              (5,124)            (4,642)
  Proceeds from issuance of common stock                                                             4,732                 74
  Principal payments on debt                                                                          (816)               (86)
  Redemption of preferred stock                                                                        -               (2,855)
  Purchase of treasury stock                                                                          (564)              (377)
                                                                                                  --------           --------
        Net cash used in financing activities                                                       (1,772)            (7,886)

Effect of exchange rate changes on cash                                                              1,000                744
                                                                                                  --------           --------

Net (decrease) increase in cash and cash equivalents                                               (15,983)             3,316
Cash and cash equivalents, beginning of period                                                      76,088             75,969
                                                                                                  --------           --------

Cash and cash equivalents, end of period                                                          $ 60,105           $ 79,285
                                                                                                  ========           ========

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                                      $     55           $     30
    Income taxes, net of refunds                                                                     1,294              2,363
  Acquisitions:
    Fair value of assets acquired, net of cash                                                    $  8,242           $    -
    Liabilities assumed                                                                             (3,025)               -
    Goodwill                                                                                        16,613                -
                                                                                                  --------           --------
      Net cash paid for acquisitions                                                              $ 21,830           $    -
                                                                                                  ========           ========



See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of October 31, 2003 and July 3l, 2003, its results of operations for the three months ended October 31, 2003 and 2002, and its cash flows for the three months ended October 31, 2003 and 2002. The condensed consolidated balance sheet at July 31, 2003 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended July 31, 2003.

         It is not practical to segregate the amounts of raw material, work in process or finished goods at the respective interim balance sheet dates.

NOTE B - Goodwill

         Changes in the carrying amount of goodwill for the quarter ended October 31, 2003, are as follows:



                                               Americas           Europe           Asia              Total
                                               --------          -------          ------          --------

Balance as of July 31, 2003                    $ 84,267          $43,820          $2,580          $130,667
  Goodwill acquired during the period            16,613              -               -              16,613
  Translation adjustments and other                 459            2,437             184             3,080
                                               --------          -------          ------          --------
Balance as of October 31, 2003                 $101,339          $46,257          $2,764          $150,360
                                               ========          =======          ======          ========


         Goodwill increased by $19,693,000 during the three months ended October 31, 2003, including an increase of $3,080,000 attributable to translation adjustments and other. The preliminary allocation of the purchase price for the acquisitions of Brandon International and Prinzing Enterprises resulted in $16,613,000 of additional goodwill.

NOTE C - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $14,597,000 and $8,154,000 for the three months ended October 31, 2003 and 2002, respectively.

NOTE D - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:



                                                           Fiscal 2004         Fiscal 2003
(Dollars in thousands, except per share amounts)           1st Quarter         1st Quarter
                                                           -----------         -----------
Numerator:
   Net income                                               $ 10,353           $  8,199
   Less:  Premium on redemption of preferred stock               -                 (171)
                                                            --------           --------
   Numerator for basic and diluted
       Class A net income per share                           10,353              8,028
   Less:  Preferential dividends                                (721)              (711)
   Less:  Preferential dividends on
       dilutive stock options                                     (9)                (7)
                                                            --------           --------
   Numerator for basic and diluted
       Class B net income per share                         $  9,623           $  7,310
                                                            ========           ========

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B                   23,413             23,116
   Plus: Effect of dilutive stock options                        267                218
                                                            --------           --------
   Denominator for diluted net income per
       share for both Class A and Class B                     23,680             23,334
                                                            ========           ========

Class A Common Stock net income per share:
       Basic                                                $   0.44           $   0.35
       Diluted                                              $   0.44           $   0.35

Class B Common Stock net income per share:
       Basic                                                $   0.41           $   0.32
       Diluted                                              $   0.41           $   0.32



         Options to purchase 495,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ended October 31, 2002 because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E - Restructuring

         During the fourth quarters of fiscal 2003 and 2002, the Company recorded restructuring charges of $10,215,000 and $3,030,000, respectively, related primarily to facilities consolidations and workforce reductions. The company continued its restructuring actions that were announced in the fourth quarter of fiscal 2003, resulting in a restructuring charge of $1,753,000 during the three months ended October 31, 2003. The charge consists primarily of a provision for severance of terminated employees. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of $2,000,000 to $3,000,000. Reconciliations of activity with respect to the Company's restructuring actions are as follows:


                                                                Fiscal 2003
                                                                  and 2004          Fiscal 2002
                                                               Restructuring       Restructuring
                                                               -------------       -------------
Ending balance, July 31, 2003                                  $ 6,926,000           $ 130,000
  Fiscal 2004 first quarter activity:
    Additional restructuring charges                             1,753,000                 -
    Cash payments associated with severance and other           (2,997,000)           (100,000)
                                                               -----------           ---------
Ending balance, October 31, 2003                               $ 5,682,000           $  30,000
                                                               ===========           =========



NOTE F - Acquisitions

         In September 2003, the Company acquired Brandon International, Inc. ("Brandon") headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. The combined purchase price for the two acquisitions was approximately $21,800,000 in cash and $1,000,000 in notes payable. The Prinzing acquisition agreement includes provisions for contingent payments up to a maximum $1,500,000 based on certain performance criteria during fiscal year 2004. The purchase price allocation is preliminary and pending the outcome of valuations of the acquired entities, which are in progress. $16,613,000 of the combined purchase price was assigned to goodwill in the preliminary allocation of the purchase price. The results of the operations of the acquired businesses have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.


         In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of budging and business card solutions for approximately $9,000,000 in cash and notes payable.

NOTE G - Segment Information

         The Company's reportable segments are geographical regions that are each managed separately. Due to the change to a regional management structure at the beginning of fiscal 2004, the Company has restated the corresponding segment information from its previous group based structure for the prior year. The Company has three reportable segments: Americas, Europe and Asia. It is impracticable to present total assets by segment on an interim basis. Following is a summary of segment information for the three months ended October 31, 2003 and 2002:




               (Dollars in Thousands)                                                          Corporate
                                                                                                  and
                                              Americas          Europe           Asia         Eliminations         Totals
                                              --------          ------           ----         ------------         ------
Three months ended October 31, 2003:
------------------------------------
Revenues from external customers              $80,092          $53,265          $18,549              -             $ 151,906
Intersegment revenues                           9,990              563              995        ($ 11,548)                -
Profit (loss)                                  15,116           13,449            5,424             (770)             33,219

Three months ended October 31, 2002:
------------------------------------
Revenues from external customers              $79,931          $45,083          $13,648              -             $ 138,662
Intersegment revenues                           8,528              625               12        ($  9,165)                -
Profit (loss)                                  13,981           10,418            3,687             (529)             27,557



Following is a reconciliation of profit for the three months ended October 31, 2003 and 2002:



          (Dollars in Thousands)               Fiscal 2004       Fiscal 2003
                                               -----------       -----------
                                               1st Quarter       1st Quarter
                                               -----------       -----------
Total profit from reportable segments          $ 33,989           $ 28,086
Corporate and eliminations                         (770)              (529)
Unallocated amounts:
    Administrative costs                        (15,172)           (14,335)
    Interest-net                                     91                127
    Foreign exchange                               (280)               (76)
    Restructuring charge, net                    (1,753)               -
    Other                                          (536)              (848)
                                               --------           --------

Income before income taxes                     $ 15,569           $ 12,425
                                               ========           ========


NOTE H - Pro Forma Stock-Based Compensation

         The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the three months ended October 31, 2003 under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one-year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. In August 2003, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted, with the exception of the options issued in August 2003 that contain a performance condition ("performance options"). The performance options require the company to record compensation expense for changes in the market value of the underlying common stock.

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net earnings and earnings per share would have been as follows:


                                                               Three Months Ended
(In thousands, except per share amounts)                           October 31,
                                                            2003                 2002
                                                        ----------           ----------
Net earnings
     As reported                                        $   10,353           $    8,199
     Stock-based compensation expense recorded                  30                  -
     Pro forma expense                                        (436)                (497)
                                                        ----------           ----------
     Pro forma                                          $    9,947           $    7,702
                                                        ==========           ==========

Net earnings per class A common share
Basic
     As reported                                        $     0.44           $     0.35
     Pro forma adjustments                                   (0.02)               (0.03)
                                                        ----------           ----------
     Pro forma                                          $     0.42           $     0.32
                                                        ==========           ==========
Diluted
     As reported                                        $     0.44           $     0.35
     Pro forma adjustments                                   (0.02)               (0.03)
                                                        ----------           ----------
     Pro forma                                          $     0.42           $     0.32
                                                        ==========           ==========



The assumptions used to calculate the fair value of new options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

         For the three months ended October 31, 2003, sales of $151,906,000 were 9.6% higher than the same quarter of the previous year. This increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which contributed to sales growth by 6.1% in the quarter. The acquisitions of TISCOR, Inc. and Brandon International in the U.S., Etimark in Germany, and Cleere Advantage Ltd and Aztec, Ltd in the United Kingdom also added 6.1% to sales in the quarter. These increases were offset by a decline in base sales of 2.6% for the quarter.

         The cost of products sold as a percentage of sales decreased from 49.4% to 48.2% for the quarter ended October 31, 2003 compared to the same period of the previous year. The cost of products sold was higher in the previous year due to the initial production costs for two new printer products. Favorable product sales mix and benefits from restructuring activities in the current year first quarter also reduced the cost of products sold compared to the same period in the prior year. Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 37.1% for the quarter ended October 31, 2003, from 38.8% for the same quarter of the prior year due to savings from restructuring actions taken in the fourth quarter of fiscal 2003.

         As a percentage of sales, research and development expenses increased from 2.9% to 3.2% for the quarter, compared to the same period of the previous year. The increase is primarily due to research and development activities associated with acquired businesses.

         The expenses for the quarter ended October 31, 2003 included a restructuring charge of $1,753,000, which is primarily due to consolidation of operating facilities in Europe. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of $2,000,000 to $3,000,000. There were no restructuring charges in the same quarter of the prior year.

         Operating income was $15,758,000 for the quarter compared to $12,374,000 for the same period last year, an increase of $3,384,000 or 27.3% over the same period last year due to the factors cited above. Operating income for the quarter ended October 31, 2003 includes a pre-tax restructuring charge of $1,753,000.

         Investment and other income decreased $245,000 for the quarter compared to same period last year due to the net effect of foreign exchange, primarily on intercompany transactions.

         The Company's effective tax rate was 33.5% for the quarter ended October 31, 2003 and 34.0% for the same quarter of the previous year. The reduction is due to more favorable mix of regional profits and long-term tax planning strategies.

         Net income for the three months ended October 31, 2003, increased 26.3% to $10,353,000 compared to $8,199,000 for the same quarter of the previous year. On a Class A Common Share basis, diluted net income for the three months ended October 31, 2003, was $0.44 compared to $0.35 per share for the same quarter of the previous year. Net income includes an after-tax restructuring charge of $1,166,000 in the current quarter.

         Management expects improvement in revenue and earnings due to continued positive impact of foreign currency, increased acquisition activity, and benefits from restructuring initiatives. Management's guidance for the year is $600 million to $630 million in revenues and net income, including the effect of restructuring charges, of approximately $36 million to $40 million for fiscal 2004.

Business Segment Operating Results

         Effective August 1, 2003, the Company's organization was restructured from a product focused organization to geographic regions. Management of the Company now evaluates results based on the following geographical regions:
Americas, Europe, and Asia.

Americas:

         Americas sales increased 0.2% for the three months ended October 31, 2003, from the same period last year. Base sales in local currency decreased 6.3% in the quarter. The decrease in base sales was partially offset by acquisitions, which increased sales in the region by 5.1% in the quarter. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 1.4% in the quarter. The decline in base business is due to continued U.S. market softness, particularly in the manufacturing and non-residential construction direct marketing end markets and for our products offered to the maintenance, repair and operation (MRO) end markets. Base business in Brazil and Mexico showed positive growth in electronics, telecommunications and consumer products markets while base sales in Canada were flat. Profit for the region increased 8.1% to $15,116,000 from $13,981,000 in the prior fiscal year first quarter. Savings from restructuring activities in the current year and new product initial production costs in the prior year, resulted in the improved profit level for the Americas.

Europe:

         Europe sales increased 18.2% for the quarter. Base sales in local currency decreased 4.7% in the quarter, compared to the same period last year. The decline is primarily due to softness in the MRO market and the loss of a die cut customer. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the region by 13.2% in the quarter. Sales were also aided by acquisitions compared to the prior year, which increased sales 9.7% for the quarter. Profit for the region increased 29.1% to $13,449,000 from $10,418,000 in the prior period due to benefits from restructuring activities, foreign currency translation and improved gross margins due to a more favorable mix of product sales.

Asia:

         Asia sales increased 35.9% for the quarter. Base sales in local currency increased 26.0% in the quarter, compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the group by 9.9% in the quarter. China and Malaysia had triple digit base sales growth for the quarter compared to the same period in the prior year. Investments in infrastructure in China and Malaysia over the past two years are beginning to yield impressive growth. Base sales in Australia and Japan showed double digit growth for the quarter. Base sales declined in Singapore due to the transfer of some business to China and Malaysia. Profit for the region was up 47.1% to $5,424,000 from $3,687,000 in the prior year first quarter. The increase in profit is due primarily to increased sales volume, foreign currency translation and also to improved margins due to improved use of manufacturing capacity.

Financial Condition

         The Company's liquidity remained strong. The Company's current ratio as of October 31, 2003, was 2.3, down from the current ratio at July 31, 2003 of
2.4. Cash and cash equivalents were $60,105,000 at October 31, 2003, compared to $76,088,000 at July 31, 2003. The decrease was primarily due to the $21,830,000 net cash paid for the acquisitions of Brandon International and Prinzing Enterprises in the quarter. Working capital decreased $3,194,000 during the three months ended October 31, 2003, to $120,684,000 from $123,878,000 at July 31, 2003. Inventories increased $5,044,000 for the quarter due primarily to the effects of acquisitions and foreign currency translation. Accounts receivable increased $12,330,000 for the quarter due to increased sales volume, acquisitions and foreign currency translation. Current liabilities increased $3,969,000 for the quarter due to the timing of income tax payments and increased liabilities associated with acquisitions completed in the first quarter of 2004.

         Cash flow from operations totaled $10,091,000 for the three months ended October 31, 2003, compared to $14,319,000 for the same period last year. The decrease was the result of higher accounts receivable balances due to the increased sales volume and lower accrued liabilities due to payment of annual incentive plans in the current quarter. Capital expenditures were $3,605,000 in the three months ended October 31, 2003, compared to $3,862,000 in the same period last year. Net cash used in financing activities was $1,772,000 for the three-month periods ended October 31, 2003 and 2002, due primarily to payments of dividends to the Company's stockholders, payments on long term debt, and purchase of treasury stock offset by proceeds from the issuance of common stock due to stock option exercises. Cash flows used in financing activities for the same period last year were $7,886,000 related to payment of dividends, redemption of preferred stock, and purchase of treasury stock.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.2% at October 31, 2003 and July 31, 2003.

         The Company maintains a maximum $100 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of October 31, 2003. No borrowings were made under the line of credit during the three months ended October 31, 2003. At October 31, 2003, approximately $70 million of the line of credit was available to the Company. The Company is in compliance with the covenants of the line of credit agreement.

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


         The ability of the Company to attain management's goals and objectives is materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others, are more fully described in the Company's 2003 Form 10-K filed with the Securities and Exchange Commission. These factors could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of October 31, 2003, the Company has not entered into any interest rate derivatives.

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

         There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter or subsequent to the Evaluation Date that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 5.  Other Information

On November 20, 2003, the Company's Chairman of the Board of Directors, Katherine M. Hudson announced her decision to retire from the Board of Directors. Mrs. Hudson served as the company's president and chief executive officer from 1994 until April 2003 when she assumed the chairmanship of the Company's Board of Directors.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.33 Complete and Permanent Release and Severance Agreement
                   dated October 10, 2003, between Brady Corporation and
                   David W. Schroeder
             31.1  Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
             31.2  Rule 13a-14(a)/15d-14(a) Certification of David W. Schroeder
             32.1  Section 1350 Certification of Frank M. Jaehnert
             32.2  Section 1350 Certification of David W. Schroeder

         (b) Reports on Form 8-K.

             During the quarter ended October 31, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 5 ("Other Events") dated October 20, 2003, announcing that David W. Schroeder, Senior Vice President and Chief Financial Officer has decided to leave the Company to pursue other interests, no later than May 31, 2004. Also during the quarter ended October 31, 2003, the Company furnished a Current Report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") dated September 12, 2003, relating to the announcement of earnings for the Company's fiscal 2003 fourth quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                    BRADY CORPORATION

Date:   December 12, 2003           /s/ F. M. Jaehnert
       ------------------           ------------------
                                    F. M. Jaehnert
                                    President & Chief Executive Officer


Date:   December 12, 2003           /s/ D.W. Schroeder
       ------------------           ------------------
                                    D.W. Schroeder
                                    Sr. Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)
                                    (Principal Financial Officer)