Form 10-Q
period 2004-01-31
BRADY CORP
filed 2004-03-02
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2004
                                                ----------------
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from     to
                                                  -----  ----
                         Commission File Number 1-14959

                                BRADY CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


                 Wisconsin                                 39-0178960
                 ----------                              ---------------
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

As of February 16, 2004, there were outstanding 21,873,849 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX



                                                                           Page
                                                                           ----
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                           3

             Condensed Consolidated Statements of
               Income and Income Retained in the Business                    4

             Condensed Consolidated Statements of Cash Flows                 5

             Notes to Condensed Consolidated Financial Statements            6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18

  Item 4.   Controls and Procedures                                         18

PART II.    Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders             19

  Item 5.   Other Information                                               19

  Item 6.   Exhibits and Reports on Form 8-K                                19

            Signatures                                                      20

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)
                                                                            JANUARY 31, 2004   JULY 31, 2003
                                                                            ----------------   -------------

                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                $         58,211   $      76,088
   Accounts receivable, less allowance for losses ($3,764
         and $3,166, respectively)                                                    94,428          80,162
   Inventories                                                                        45,302          36,564
   Prepaid expenses and other current assets                                          20,434          22,343
                                                                            ----------------   -------------

       TOTAL CURRENT ASSETS                                                          218,375         215,157

OTHER ASSETS:
   Goodwill                                                                          162,504         130,667
   Other                                                                              23,978          24,455
                                                                            ----------------   -------------

                                                                                     186,482         155,122
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                            5,252           5,172
       Buildings and improvements                                                     53,767          51,471
       Machinery and equipment                                                       146,441         139,007
       Construction in progress                                                        5,880           3,245
                                                                            ----------------   -------------

                                                                                     211,340         198,895
   Less accumulated depreciation                                                     130,207         119,655
                                                                            ----------------   -------------

       NET PROPERTY, PLANT AND EQUIPMENT                                              81,133          79,240
                                                                            ----------------   -------------

TOTAL                                                                       $        485,990   $     449,519
                                                                            ================   =============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                         $         31,075    $     28,470
   Wages and amounts withheld from employees                                          30,003          30,619
   Taxes, other than income taxes                                                      3,633           2,492
   Accrued income taxes                                                               13,206          11,449
   Other current liabilities                                                          21,988          17,320
   Short-term borrowings and current maturities on long-term debt                         21             929
                                                                            ----------------    ------------

       TOTAL CURRENT LIABILITIES                                                      99,926          91,279

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   48             568
OTHER LIABILITIES                                                                     19,917          18,711
                                                                            ----------------    ------------

       TOTAL LIABILITIES                                                             119,891         110,558

STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock -- Issued and outstanding 21,873,849                   219             216
        and 21,558,265 shares, respectively
   Class B voting common stock -- Issued and outstanding 1,769,314 shares                 18              18
   Additional paid-in capital                                                         57,213          47,464
   Income retained in the business                                                   299,563         290,805
   Cumulative other comprehensive income                                              10,615           1,595
   Treasury stock -- 34,657 and 18,262 class A common shares,
         respectively, at cost                                                        (1,074)           (509)
   Other                                                                                (455)           (628)
                                                                            ----------------    ------------

       TOTAL STOCKHOLDERS' INVESTMENT                                                366,099         338,961
                                                                            ----------------    ------------

TOTAL                                                                       $        485,990    $    449,519
                                                                            ================    ============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                               (Unaudited)

                                                    Three Months Ended January 31,    Six Months Ended January 31,
                                                         2004            2003              2004           2003
                                                       ---------      ---------         ---------      ---------
Net Sales                                              $ 152,948      $ 129,565         $ 304,854      $ 268,227

Operating expenses:
   Cost of products sold                                  74,718         65,909           147,861        134,354
   Research and development                                5,606          4,572            10,470          8,643
   Selling, general and administrative                    60,495         54,535           116,883        108,307
   Restructuring Charge - net                                 66              -             1,819              -
                                                       ---------      ---------         ---------      ---------
Total operating expenses                                 140,885        125,016           277,033        251,304

Operating income                                          12,063          4,549            27,821         16,923

Other income and (expense):
   Investment and other income (expense)                      18           (275)             (141)          (189)
   Interest expense                                           (1)            (8)              (31)           (43)
                                                       ---------      ---------         ---------      ---------
Income before income taxes                                12,080          4,266            27,649         16,691

Income taxes                                               4,047          1,449             9,263          5,675
                                                       ---------      ---------         ---------      ---------

Net income                                                 8,033          2,817            18,386         11,016

Income retained in business at beginning of period       296,388        291,231           290,805        287,674

Less:
   Redemption premium on preferred stock                       -              -                 -           (171)
   Common stock dividends                                 (4,858)        (4,540)           (9,628)        (9,011)
                                                       ---------      ---------         ---------      ---------
Income retained in business at end of period           $ 299,563      $ 289,508         $ 299,563      $ 289,508
                                                       =========      =========         =========      =========

Net income per Class A Nonvoting Common Share

Basic                                                  $    0.34      $    0.12         $    0.78      $    0.47
                                                       =========      =========         =========      =========

Diluted                                                $    0.34      $    0.12         $    0.77      $    0.46
                                                       =========      =========         =========      =========

Net income per Class B Voting Common Share

Basic                                                  $    0.34      $    0.12         $    0.75      $    0.44
                                                       =========      =========         =========      =========

Diluted                                                $    0.34      $    0.12         $    0.74      $    0.43
                                                       =========      =========         =========      =========


See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                   (Unaudited)
                                                                                                Six Months Ended
                                                                                                  January 31,
                                                                                               2004          2003
                                                                                             --------      --------
Operating activities:
Net income                                                                                   $ 18,386      $ 11,016
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                 9,989         8,102
  Loss on sale or disposal of property, plant & equipment                                         104            41
  Provision for losses on accounts receivable                                                     764           671
  Amortization of restricted stock                                                                173           123
  Net restructuring charge accrued liability                                                    1,742             -
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                       (3,908)        1,320
     Inventory                                                                                 (3,806)          730

     Prepaid expenses and other assets                                                          2,720           787
     Accounts payable and accrued liabilities                                                  (6,627)       (4,145)
     Income taxes                                                                               2,561         2,008
                                                                                             --------      --------
        Net cash provided by operating activities                                              22,098        20,653

Investing activities:
  Acquisition of businesses, net of cash acquired                                             (30,652)      (12,817)
  Termination of capital lease                                                                      -          (791)
  Purchases of property, plant and equipment                                                   (6,621)       (7,621)
  Proceeds from sale of property, plant and equipment                                             255            16
  Other                                                                                          (933)         (295)
                                                                                             --------      --------
        Net cash used in investing activities                                                 (37,951)      (21,508)

Financing activities:
  Payment of dividends                                                                         (9,982)       (9,182)
  Proceeds from issuance of common stock                                                        7,919         1,620
  Principal payments on debt                                                                   (1,534)         (162)
  Payment for redemption of preferred stock                                                         -        (2,855)
  Purchase of treasury stock                                                                     (564)         (377)
  Proceeds from short-term borrowings-net                                                           -            75
                                                                                             --------      --------
        Net cash used in financing activities                                                  (4,161)      (10,881)

Effect of exchange rate changes on cash                                                         2,137         1,393
                                                                                             --------      --------

Net decrease in cash and cash equivalents                                                     (17,877)      (10,343)
Cash and cash equivalents, beginning of period                                                 76,088        75,969
                                                                                             --------      --------

Cash and cash equivalents, end of period                                                     $ 58,211      $ 65,626
                                                                                             ========      ========

Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                                 $     64      $     38
    Income taxes, net of refunds                                                                6,502         3,942
  Acquisitions:
    Fair value of assets acquired, net of cash                                               $ 14,594      $  5,277
    Liabilities assumed                                                                        (9,040)       (2,009)
    Goodwill                                                                                   25,098         9,549
                                                                                             --------      --------
      Net cash paid for acquisitions                                                         $ 30,652      $ 12,817
                                                                                             ========      ========
  Termination of Capital Lease:
    Disposition of capital assets                                                            $      -      $ (2,574)
    Settlement of capital lease liability                                                           -         3,365
                                                                                             --------      --------
      Net cash paid for termination of capital lease                                         $      -      $    791
                                                                                             ========      ========

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2004
                                   (Unaudited)

NOTE A -- Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2004 and July 3l, 2003, its results of operations for the three and six months ended January 31, 2004 and 2003, and its cash flows for the six months ended January 31, 2004 and 2003. The condensed consolidated balance sheet at July 31, 2003 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B -- New Accounting Pronouncements

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by Financial Accounting Standards Board ("FASB") Statement No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." The FASB issued FASB Staff Position ("FSP") No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP No.106-1") which allows sponsors to elect to defer recognition of the effects of the Act to await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. In accordance with FSP No. 106-1, the Company has elected to defer recognition of the effects of the Act. Accordingly, the financial statements do not reflect the effects of the Act.

NOTE C -- Goodwill

         Changes in the carrying amount of goodwill for the six months ended January 31, 2004, are as follows:

                                                       Americas           Europe          Asia         Total
                                                     ------------      ------------     --------     --------
    Balance as of July 31, 2003                      $     84,267      $     43,820       $2,580     $130,667
      Goodwill acquired during the period                  17,496             7,602            -       25,098
      Translation adjustments and other                       817             5,448          474        6,739
                                                     ------------      ------------     --------     --------
    Balance as of January 31, 2004                   $    102,580      $     56,870       $3,054     $162,504
                                                     ============      ============     ========     ========


         Goodwill increased by $31,837,000 during the six months ended January 31, 2004, including an increase of $6,739,000 attributable to translation adjustments and other. The preliminary allocation of the purchase price for the acquisitions of Brandon International, Prinzing Enterprises and B.I.G resulted in $25,098,000 of additional goodwill.

NOTE D - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to $12,809,000 and $9,029,000 for the three months ended January 31, 2004 and 2003, respectively, and $27,406,000 and $17,183,000 for the six months ended January 31, 2004 and 2003, respectively.

NOTE E - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:



                                                                 Fiscal 2004                           Fiscal 2003
                                                                 -----------                           -----------
(Amounts in thousands, except per share amounts)         2nd Quarter       Six Months         2nd Quarter          Six Months
                                                         -----------       ----------         -----------          ----------
Numerator:
   Net income                                               $ 8,033           $18,386             $ 2,817              $11,016
   Less:  Premium on redemption of preferred stock                -                 -                   -                 (171)
                                                            -------        ----------             -------              -------
   Numerator for basic and diluted
       Class A net income per share                           8,033            18,386               2,817               10,845
   Less:  Preferential dividends                                  -              (721)                  -                 (711)
   Less:  Preferential dividends on
       dilutive stock options                                     -                (9)                  -                   (7)
                                                            -------        ----------             -------              -------
   Numerator for basic and diluted
       Class B net income per share                         $ 8,033           $17,656             $ 2,817              $10,127
                                                            =======        ==========             =======              =======

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B                  23,544            23,493              23,155               23,155
   Plus: Effect of dilutive stock options                       347               294                 230                  215
                                                            -------        ----------             -------              -------
   Denominator for diluted net income per
       share for both Class A and Class B                    23,891            23,787              23,385               23,370
                                                            =======        ==========             =======              =======

Class A Common Stock net income per share:
       Basic                                                  $0.34             $0.78               $0.12                $0.47
       Diluted                                                $0.34             $0.77               $0.12                $0.46

Class B Common Stock net income per share:
       Basic                                                  $0.34             $0.75               $0.12                $0.44
       Diluted                                                $0.34             $0.74               $0.12                $0.43


         Options to purchase 18,000 and 657,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ended January 31, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         Options to purchase 18,000 and 794,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the six months ended January 31, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE F -- Restructuring

         During the fourth quarters of fiscal 2003 and 2002, the Company recorded restructuring charges of $10,215,000 and $3,030,000, respectively, related primarily to facilities consolidations and workforce reductions. The Company continued its restructuring actions that were announced in the fourth quarter of fiscal 2003, resulting in a restructuring charge of $1,819,000 during the six months ended January 31, 2004. The charge consists primarily of a provision for severance of terminated employees. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of $2,000,000 to $3,000,000. Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                                                       Fiscal 2003
                                                                                        and 2004          Fiscal 2002
                                                                                      Restructuring      Restructuring
                                                                                      -------------      -------------
                  Ending balance, July 31, 2003                                         $6,926,000           $130,000
                    Fiscal 2004 first quarter activity:
                      Additional restructuring charges                                   1,753,000                  -
                      Cash payments associated with severance and other                 (2,997,000)          (100,000)
                                                                                        ----------          ---------
                  Ending balance, October 31, 2003                                      $5,682,000            $30,000
                                                                                        ==========          =========
                    Fiscal 2004 second quarter activity:
                      Additional restructuring charges                                      66,000                  -
                      Non-cash asset write-off                                             (76,000)
                      Cash payments associated with severance and other                 (2,642,000)           (30,000)
                                                                                        ----------           --------
                  Ending balance, January 31, 2004                                      $3,030,000                  -
                                                                                        ==========           ========



NOTE G -- Acquisitions

         In September 2003, the Company acquired Brandon International, Inc. ("Brandon") headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of badging and business card solutions. The combined purchase price for these acquisitions was approximately $30,700,000 in cash and $1,000,000 in notes payable. The Prinzing acquisition agreement includes provisions for contingent payments up to a maximum $1,500,000 based on certain performance criteria during fiscal year 2004. The purchase price allocation is preliminary and pending the outcome of final valuations of the acquired entities, which are in progress. Of the combined purchase price, $25,098,000 was assigned to goodwill in the preliminary allocation of the purchase price. The results of the operations of the acquired businesses have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.

NOTE H - Segment Information

         The Company's reportable segments are geographical regions that are each managed separately. Due to the change to a regional management structure at the beginning of fiscal 2004, the Company has restated the corresponding segment information from its previous group based structure for the prior year. The Company has three reportable segments: Americas, Europe and Asia. It is impracticable to present total assets by segment on an interim basis. Following is a summary of segment information for the three and six months ended January 31, 2004 and 2003:

                                                                                                     Corporate
    (Dollars in Thousands)                                                                              and
                                                    Americas          Europe          Asia          Eliminations      Totals
                                                    --------         -------         -------        ------------     --------
Three months ended January 31, 2004:
Revenues from external customers                     $74,196         $60,360         $18,392                         $152,948
Intersegment revenues                                  9,234             620           1,378         ($11,232)              -
Segment profit (loss)                                  9,498          15,346           4,905           (1,200)         28,549

Three months ended January 31, 2003:
Revenues from external customers                     $68,432         $47,880         $13,253                         $129,565
Intersegment revenues                                  8,515             500               1          ($9,016)              -
Segment profit (loss)                                  5,879          10,876           3,093           (1,127)         18,721

Six months ended January 31, 2004:
Revenues from external customers                    $154,288        $113,625         $36,941                         $304,854
Intersegment revenues                                 19,224           1,183           2,373         ($22,780)              -
Segment profit (loss)                                 24,614          28,795          10,329           (1,970)         61,768

Six months ended January 31, 2003:
Revenues from external customers                    $148,363         $92,963         $26,901                         $268,227
Intersegment revenues                                 17,043           1,125              13         ($18,181)              -
Segment profit (loss)                                 19,860          21,294           6,780           (1,656)         46,278


Following is a reconciliation of profit for the three and six months ended January 31, 2004 and 2003:



        (Dollars in Thousands)                                            Fiscal 2004                        Fiscal 2003
                                                                          -----------                        -----------
                                                                  2nd Quarter        Six Months       2nd Quarter       Six Months
                                                                  -----------        ----------       -----------       ----------

        Total profit from reportable segments                        $29,749           $63,738           $19,848          $47,934
        Corporate and eliminations                                    (1,200)           (1,970)           (1,127)          (1,656)
        Unallocated amounts:
            Administrative costs                                     (15,365)          (30,537)          (13,292)         (27,627)
            Interest-net                                                 134               225               253              380
            Foreign exchange                                            (117)             (397)             (536)            (612)
            Restructuring charge, net                                    (66)           (1,819)                -                -
            Other                                                     (1,055)           (1,591)             (880)          (1,728)
                                                                     -------           -------            ------          -------

        Income before income taxes                                   $12,080           $27,649            $4,266          $16,691
                                                                     =======           =======            ======          =======

NOTE I -- Pro Forma Stock-Based Compensation

         The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the six months ended January 31, 2004 under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. During fiscal 2004, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted, with the exception of certain options issued during fiscal 2004 that contain a performance condition ("performance options"). The performance options require the company to record compensation expense for changes in the market value of the underlying common stock. The assumptions used to calculate the fair value of new options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                               Three Months Ended       Six Months Ended
            (In thousands, except per share amounts)               January 31,             January 31,
                                                                2004        2003        2004        2003
                                                                ----        ----        ----        ----

            Net income
                 As reported                                   $8,033      $2,817      $18,386      $11,016
                 Stock-based compensation expense recorded        195           -          277
                 Pro forma expense                               (549)       (497)      (1,037)       (994)
                                                               ------      ------      -------     -------
                 Pro forma net income                          $7,679      $2,320      $17,626      $10,022
                                                               ======      ======      =======     =======

            Net income per class A common share
            Basic
                 As reported                                   $ 0.34      $ 0.12      $  0.78     $  0.47
                 Pro forma adjustments                          (0.02)      (0.02)       (0.03)      (0.04)
                                                               ------      ------      -------     -------
                 Pro forma net income per share                $ 0.32      $ 0.10      $  0.75     $  0.43
                                                               ======      ======      =======     =======
            Diluted
                 As reported                                   $ 0.34      $ 0.12      $  0.77     $  0.46
                 Pro forma adjustments                          (0.02)      (0.02)       (0.03)      (0.04)
                                                               ------      ------      -------     -------
                 Pro forma net income per share                $ 0.32      $ 0.10      $  0.74     $  0.42
                                                               ======      ======      =======     =======

            Net income per class B common share
            Basic
                 As reported                                   $ 0.34      $ 0.12      $  0.75     $  0.44
                 Pro forma adjustments                          (0.02)      (0.02)       (0.03)      (0.04)
                                                               ------      ------      -------     -------
                 Pro forma net income per share                $ 0.32      $ 0.10      $  0.72     $  0.40
                                                               ======      ======      =======     =======
            Diluted
                 As reported                                   $ 0.34      $ 0.12      $  0.74     $  0.43
                 Pro forma adjustments                          (0.02)      (0.02)       (0.03)      (0.04)
                                                               ------      ------      -------     -------
                 Pro forma net income per share                $ 0.32      $ 0.10      $  0.71     $  0.39
                                                               ======      ======      =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Overview

         Brady is an international manufacturer and marketer of identification and materials solutions, with products including labels, signs, precision die-cut materials, printing systems, software, and label-application and data-collection systems for electronics, telecommunications, manufacturing, electrical, and a variety of other markets. The Company operates manufacturing facilities and sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Italy, the United States, Malaysia, Singapore and operates sales offices in Hong Kong, Hungary, Japan, Korea, Mexico, the Philippines, Sweden and Taiwan.

         Sales for the quarter ended January 31, 2004 were up 18.0 percent to $152.9 million, compared to $129.6 million in the same period of fiscal 2003. Net income for the quarter was $8.0 million or $0.34 per diluted Class A Common Share, up 183 percent from $2.8 million or $0.12 per share reported in the second quarter of last year. The Company's efforts to streamline its organization and invest in strategic acquisitions and key geographic markets such as Asia have contributed to the Company's improved earnings, despite only moderate improvement in the manufacturing sector in the United States and Europe. Compared to fiscal 2003's second quarter, the Company experienced some improvement in key markets in the United States and Europe, while Asian markets, particularly telecommunications and electronics, continue to be strong. This, along with a positive foreign currency exchange, helped improve the Company's results. Sales from recent acquisitions also contributed more than 10 percent to the Company's sales growth in the second quarter, and despite the investment costs associated with integrating these acquisitions, the Company's net income continued to improve in the quarter.

         The Company expects improvement in its key markets and further growth through acquisitions, as well as the effects of a weaker dollar, to continue in the second half of fiscal 2004, and has increased its guidance range to $615 to $645 million in sales with net income of $37 to $41 million for the full fiscal year. Looking long term, the Company intends to continue with its growth strategies of developing proprietary products; making acquisitions which expand its product range, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

Results of Operations

         For the three months ended January 31, 2004, net sales of $152,948,000 were 18.0% higher than the same quarter of the previous year. For the six months ended January 31, 2004, sales of $304,854,000 were 13.7% higher than the same period of the previous year. The sales increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales growth by 8.2% in the quarter and 7.1% for the six months ended January 31, 2004. The acquisitions of TISCOR, Inc., Brandon International and Prinzing Enterprises, Inc. in the United States, Etimark in Germany, and Cleere Advantage Ltd, Aztec, Ltd and B.I.G in the United Kingdom added 10.5% to sales in the quarter and 8.2% to sales for the six months ended January 31, 2004. These increases were offset by a decline in base sales of 0.7% for the quarter and 1.6% for the six-month period compared to the prior year.

         The cost of products sold as a percentage of sales decreased from 50.9% to 48.9% for the quarter and from 50.1% to 48.5% for the six months ended January 31, 2004 compared to the same periods of the previous year. The cost of products sold as a percentage of sales was higher during the same periods last year due to the impact of lower sales volumes within the United States direct marketing business due to its SAP implementation in December 2002. Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 39.6% from 42.1% for the quarter and to 38.3% from 40.4% for the six months ended January 31, 2004 compared to the same periods of the prior year due to savings from restructuring actions taken in the fourth quarter of fiscal 2003. In dollars, SG&A increased due to foreign currency translation and SG&A expenses associated with acquired businesses, which was partially offset by savings from our restructuring program.

         As a percentage of sales, research and development expenses increased from 3.5% to 3.7% for the quarter and from 3.2% to 3.4% for the six months ended January 31, 2004 compared to the same periods of the previous year. The increase was primarily due to research and development activities associated with acquired businesses.

         Fiscal 2004 included a restructuring charge of $66,000 for the quarter and $1,819,000 for the six months ended January 31, 2004, which was primarily due to consolidation of operating facilities in Europe. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of $2,000,000 to $3,000,000. There were no restructuring charges in the first six months of the prior year.

         Operating income was $12,063,000 for the quarter and $27,821,000 for the six-month period ended January 31, 2004 compared to $4,549,000 and $16,923,000 for the same periods last year, due to the factors cited above.

         Investment and other income increased $293,000 for the quarter and $48,000 for the six-month period ended January 31, 2004 compared to the same periods last year due to the net effect of foreign exchange, primarily on intercompany transactions.

         The Company's effective tax rate was 33.5% for the quarter and for the six-month period ended January 31, 2004 and 34.0% for the same periods of the previous year. The reduction was due to a more favorable mix of regional profits and long-term tax planning strategies.

         Net income for the three months ended January 31, 2004, increased 185.2% to $8,033,000 compared to $2,817,000 for the same quarter of the previous year. For the six months ended January 31, 2004, net income increased 66.9% to $18,386,000 from $11,016,000 for the same period last year. On a Class A Common Share basis, diluted net income for the three months ended January 31, 2004, was $0.34 compared to $0.12 per share for the same quarter of the previous year. For the six months ended January 31, 2004, Class A Common Share diluted net income was $0.77 compared to $0.46 for the same period last year. Net income included the after-tax effect of restructuring charges of $44,000 in the quarter ended January 31, 2004 and $1,210,000 in the six-month period ended January 31, 2004.

Business Segment Operating Results

         Effective August 1, 2003, the Company's organization was restructured from a product focused organization to geographic regions. Management of the Company now evaluates results based on the following geographic regions:
Americas, Europe, and Asia.


  (Unaudited, dollars in thousands)               Americas        Europe            Asia         Corporate         Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
   January 31, 2004                              $  74,196     $  60,360         $  18,392                        $ 152,948
   January 31, 2003                                 68,432        47,880            13,253                          129,565

Six months ended:
   January 31, 2004                              $ 154,288     $ 113,625         $  36,941                        $ 304,854
   January 31, 2003                                148,363        92,963            26,901                          268,227

SALES GROWTH INFORMATION
Three months ended January 31, 2004:
    Base                                              (4.2)%        (3.3)%          26.6%                              (0.7)%
    Currency                                           2.1 %        16.0 %          12.2%                               8.2 %
    Acquisitions                                      10.5 %        13.4 %           0.0%                              10.5 %
      Total                                            8.4 %        26.1 %          38.8%                              18.0 %

Six months ended January 31, 2004:
    Base                                              (5.4)%        (3.8)%          26.3%                              (1.6)%
    Currency                                           1.8 %        14.4 %          11.0%                               7.1 %
    Acquisitions                                       7.6 %        11.6 %           0.0%                               8.2 %
      Total                                            4.0 %        22.2 %          37.3%                              13.7 %

SEGMENT PROFIT (LOSS)
Three months ended:
   January 31, 2004                              $   9,498     $  15,346       $   4,905       $  (1,200)         $  28,549
   January 31, 2003                                  5,879        10,876           3,093          (1,127)            18,721
      Percentage increase                             61.6 %        41.1 %          58.6 %           6.5 %             52.5 %

Six months ended:
   January 31, 2004                              $  24,614     $  28,795       $  10,329       $  (1,970)         $  61,768
   January 31, 2003                                 19,860        21,294           6,780          (1,656)            46,278
      Percentage increase                             23.9 %        35.2 %          52.3 %          19.0 %             33.5 %



         The Company evaluates performance and allocates resources based on segment profit or loss. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes. Please refer to Note H "Segment Information" for a reconciliation of segment profit to income before income taxes.

Americas:

         Americas sales increased 8.4% for the quarter and 4.0% for the six months ended January 31, 2004, compared to the same periods last year. Base sales in local currency decreased 4.2% in the quarter and 5.4% for the six-month period, more than offset by acquisitions, which increased sales in the region by 10.5% in the quarter and 7.6% for the six-month period. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 2.1% in the quarter and 1.8% for the six-month period ended January 31, 2004. The decline in base business was due to continued United States market softness, particularly in the maintenance, repair and operations (MRO) and non-residential construction end markets. Some improvement has been noted in the electrical, industrial and electronics markets. Profit for the region increased 61.6% to $9,498,000 from $5,879,000 for the three-month period and 23.9% to $24,614,000 from $19,860,000 for the six months ended January 31, 2004, compared to the same periods in the prior year. Increased profitability in the Americas can be attributed to improved gross margins due to increased sales of higher margin products and continuing cost controls. As mentioned above, the prior year second quarter results were reduced by the disruption in the United States direct marketing business in conjunction with SAP go-live.

Europe:

         Europe sales increased 26.1% for the quarter and 22.2% for the six months ended January 31, 2004 compared to the same periods in the prior year. Base sales in local currency decreased 3.3% in the quarter and 3.8% in the six-month period. The decline was primarily due to the loss of a low margin die cut customer in fiscal 2003. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 16.0% in the quarter and 14.4% in the six-month period. Sales were also aided by acquisitions, which increased sales 13.4% for the quarter and 11.7% for the six-month period. Profit for the region increased 41.1% in the quarter to $15,346,000 from $10,876,000 in the prior year and 35.2% in the six-month period to $28,795,000 from $21,294,000 in the prior year, due to benefits from restructuring activities, foreign currency translation and improved gross margins due to a more favorable mix of product sales.

Asia:

         Asia sales increased 38.8% for the quarter and 37.3% for the six-month period ended January 31, 2004, compared to the same periods in the prior year. Base sales in local currency increased 26.6% in the quarter and 26.3% for the six-month period compared to the same periods last year. Base growth was concentrated in sales of high-performance identification and die cut products in the telecommunications and electronics markets. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the region by 12.2% in the quarter and 11.0% for the six-month period. China and Malaysia both more than doubled sales for the quarter and the six-month period compared to the same periods in the prior year. Investments in infrastructure in China and Malaysia over the past two years are beginning to yield significant growth. Profit for the region was up 58.6% for the quarter to $4,905,000 from $3,093,000 in the prior year second quarter. Profit for the six-month period was up 52.3% to $10,329,000 from $6,780,000 in the prior year. The increase in profit was due primarily to increased sales volume, foreign currency translation and also to improved margins due to improved use of manufacturing capacity.

Financial Condition

         The Company's liquidity remained strong. Its current ratio as of January 31, 2004, was 2.2, down from the current ratio at July 31, 2003 of 2.4. Cash and cash equivalents were $58,211,000 at January 31, 2004, compared to $76,088,000 at July 31, 2003. The decrease was primarily due to the $30,652,000 net cash paid for the acquisitions of Brandon International, Prinzing Enterprises, Inc. and B.I.G in the first six months of the year. Working capital decreased $5,429,000 during the six months ended January 31, 2004, to $118,449,000 from $123,878,000 at July 31, 2003. Inventories increased
$8,738,000 for the six-month period due primarily to the effects of acquisitions and foreign currency translation. Accounts receivable increased $14,266,000 for the quarter due to acquisitions and foreign currency translation. Current liabilities increased $8,647,000 for the six months due to the timing of income tax payments and increased liabilities associated with acquisitions and foreign currency translation.

         Cash flow from operations totaled $22,098,000 for the six months ended January 31, 2004, compared to $20,653,000 for the same period last year. The increase was the result of higher net income offset by an increase in accounts receivable balances, increased inventory balances and lower accrued liabilities. Capital expenditures were $6,621,000 in the six months ended January 31, 2004, compared to $7,621,000 in the same period last year. Net cash used in financing activities was $4,161,000 for the six-month periods ended January 31, 2004, due primarily to payments of dividends to the Company's stockholders, payments on long term debt, and purchase of treasury stock offset by proceeds from the issuance of common stock due to stock option exercises. Cash flows used in financing activities for the same period last year were $10,881,000 related to payment of dividends, redemption of preferred stock, and purchase of treasury stock.

         Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.01% at January 31, 2004 and 0.2% at July 31, 2003.

         The Company maintains a maximum $100 million line of credit (based on certain financial ratios of the Company) with a group of six banks, none of which was being utilized as of January 31, 2004. No borrowings were made under the line of credit during the six months ended January 31, 2004. At January 31, 2004, approximately $86 million of the line of credit was available to the Company. The Company is in compliance with the covenants of the line of credit agreement.

         The Company continues to seek opportunities to invest in new products, new markets and strategic acquisitions and joint ventures, which fit its growth strategy. Management believes that its cash and cash equivalents, the cash flow it generates from operating activities, available line of credit and other borrowing alternatives will be adequate to meet the Company's current and anticipated investing and financing needs.

         The strong liquidity of the Company and its continued strong cash flow enable the Company to execute a long-term strategic plan. This strategic plan includes investments, which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions and joint ventures. Even in uncertain economic times, the Company's strong liquidity allows it to continue with investments for the future. Should the Company remain in an unleveraged position during expansionary times, the Company may experience a less rapid rate of growth compared to some of its competitors.

         The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in other Company filings. However, the following additional information is provided to assist financial statement users.

         Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings, computer equipment) where the economic profile is favorable.
                                       16

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

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of January 31, 2004, the Company has not entered into any interest rate derivatives.

ITEM 4. CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ""Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

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

PART II.   OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 20, 2003. At the meeting the following persons were elected to serve as the Company's directors by the affirmative vote of 100% of the 1,769,314 shares of Class B Common Voting Stock until the next annual meeting of shareholders and until their successors have been elected:

              Richard A. Bemis
              Robert C. Buchanan
              Mary K. Bush
              Frank W. Harris
              Frank M. Jaehnert
              Frank R. Jarc
              Peter J. Lettenberger
              Gary E. Nei
              Roger D. Pierce
              Elizabeth I. Pungello

ITEM 5. OTHER INFORMATION

         On December 15, 2003, the Company announced that David Mathieson was named Vice President and Chief Financial Officer. A report on Form 8-K was filed regarding this leadership change on December 16, 2003.

ITEM 6.  Exhibits and Reports on Form 8-K


         (a)     Exhibits

                 31.1     Rule 13a-14(a)/15d-14(a) Certification of Frank M.
                          Jaehnert
                 31.2     Rule 13a-14(a)/15d-14(a) Certification of David
                          Mathieson
                 32.1     Section 1350 Certification of Frank M. Jaehnert
                 32.2     Section 1350 Certification of David Mathieson

         (b)     Reports on Form 8-K.

                 During the quarter ended January 31, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 ("Other Events") dated December 15, 2003, announcing that David Mathieson was named Vice President and Chief Financial Officer. Also during the quarter ended January 31, 2004, the Company furnished a Current Report on Form 8-K containing information pursuant to Item 12 ("Results of Operations and Financial Condition") dated November 18, 2003, relating to the announcement of earnings for the Company's fiscal 2004 first quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                        BRADY CORPORATION

Date:  March 1, 2004                    /s/ F. M. Jaehnert
--------------------                    ------------------
                                        F. M. Jaehnert
                                        President & Chief Executive Officer


Date:  March 1, 2004                    /s/ D. Mathieson
--------------------                    ----------------
                                        D. Mathieson
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)
                                        (Principal Financial Officer)