Form 10-Q
period 2004-04-30
BRADY CORP
filed 2004-06-14
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 2004
                                       OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _________ to _____
                         Commission File Number 1-14959

                                BRADY CORPORATION
              -----------------------------------------------------
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

As of May 24, 2004, there were outstanding 22,039,466 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                              Page
                                                                              ----
PART I.      Financial Information
   Item 1.   Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets                              3
             Condensed Consolidated Statements of
                 Income and Income Retained in the Business                     4
             Condensed Consolidated Statements of Cash Flows                    5
             Notes to Condensed Consolidated Financial Statements               6
   Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           13
   Item 3.   Quantitative and Qualitative Disclosures About Market Risk        19
   Item 4.   Controls and Procedures                                           19
PART II.     Other Information
   Item 6.   Exhibits and Reports on Form 8-K                                  20
             Signatures                                                        21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                     (UNAUDITED)
                                                                           APRIL 30, 2004    JULY 31, 2003
                                                                           --------------    -------------
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $    79,831        $    76,088
   Accounts receivable, less allowance for losses ($3,651
       and $3,166, respectively)                                               101,800             80,162
   Inventories
      Finished products                                                         25,151             18,870
      Work-in-process                                                            6,362              5,356
      Raw materials and supplies                                                13,676             12,428
                                                                               -------           --------
            Total inventories                                                   45,189             36,564
   Prepaid expenses and other current assets                                    22,125             22,343
                                                                               -------           --------
       TOTAL CURRENT ASSETS                                                    248,945            215,157
OTHER ASSETS:
   Goodwill                                                                    159,122            130,667
   Other                                                                        25,904             24,455
                                                                               -------           --------
                                                                               185,026            155,122
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
       Land                                                                      5,244              5,172
       Buildings and improvements                                               56,658             51,471
       Machinery and equipment                                                 149,233            139,007
       Construction in progress                                                  1,858              3,245
                                                                               -------           --------
                                                                               210,993            198,895
   Less accumulated depreciation                                               131,119            119,655
                                                                               -------           --------
       NET PROPERTY, PLANT AND EQUIPMENT                                        79,874             79,240
                                                                               -------           --------
TOTAL                                                                      $   513,845        $   449,519
                                                                               =======           ========
                               LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Accounts payable                                                        $    33,240        $    28,470
   Wages and amounts withheld from employees                                    33,580             30,619
   Taxes, other than income taxes                                                4,563              2,492
   Accrued income taxes                                                         20,000             11,449
   Other current liabilities                                                    22,675             17,320
   Short-term borrowings and current maturities on long-term debt                   32                929
                                                                               -------           --------
       TOTAL CURRENT LIABILITIES                                               114,090             91,279
LONG-TERM DEBT, LESS CURRENT MATURITIES                                             28                568
OTHER LIABILITIES                                                               20,657             18,711
                                                                               -------           --------
       TOTAL LIABILITIES                                                       134,775            110,558
STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock - Issued and outstanding 21,990,249              220                216
        and 21,558,265 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares            18                 18
   Additional paid-in capital                                                   60,870             47,464
   Income retained in the business                                             311,089            290,805
   Cumulative other comprehensive income                                         8,315              1,595
   Treasury stock - 34,657 and 18,262 class A common shares,
         respectively, at cost                                                 (1,074)              (509)
   Other                                                                         (368)              (628)
                                                                               -------           --------
       TOTAL STOCKHOLDERS' INVESTMENT                                          379,070            338,961
                                                                               -------           --------
TOTAL                                                                      $   513,845        $   449,519
                                                                               =======           ========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                                          (Unaudited)

                                                 Three Months Ended April 30,  Nine Months Ended April 30,
                                                        2004         2003          2004         2003
                                                        ----         ----          ----         ----
Net Sales                                            $ 180,854    $ 141,955      $ 485,708    $ 410,182
Cost of products sold                                   85,980       68,826        233,841      203,180
                                                     ---------    ---------      ---------    ---------
   Gross Margin                                         94,874       73,129        251,867      207,002
Operating expenses:
   Research and development                              6,210        5,165         16,680       13,808
   Selling, general and administrative                  64,490       55,890        181,373      164,197
   Restructuring Charge - net                              455            -          2,274            -
                                                     ---------    ---------      ---------    ---------
Total operating expenses                               157,135      129,881        434,168      381,185
Operating income                                        23,719       12,074         51,540       28,997
Other income and (expense):
   Investment and other  (expense) income                 (288)         977           (429)         788
   Interest expense                                         (5)         (22)           (36)         (65)
                                                     ---------    ---------      ---------    ---------
Income before income taxes                              23,426       13,029         51,075       29,720
Income taxes                                             7,027        4,432         16,290       10,107
                                                     ---------    ---------      ---------    ---------
Net income                                              16,399        8,597         34,785       19,613
Income retained in business at beginning of period     299,563      289,508        290,805      287,674
Less:
  Redemption premium on preferred stock                      -            -              -         (171)
  Common stock dividends                                (4,873)      (4,543)       (14,501)     (13,554)
                                                     ---------    ---------      ---------    ---------
Income retained in business at end of period         $ 311,089    $ 293,562      $ 311,089    $ 293,562
                                                     =========    =========      =========    =========
Net income per Class A Nonvoting Common Share
                                      Basic          $    0.69    $    0.37      $    1.48    $    0.84
                                                     =========    =========      =========    =========
                                      Diluted        $    0.68    $    0.37      $    1.46    $    0.83
                                                     =========    =========      =========    =========
Net income per Class B Voting Common Share
                                      Basic          $    0.69    $    0.37      $    1.45    $    0.81
                                                     =========    =========      =========    =========
                                      Diluted        $    0.68    $    0.37      $    1.43    $    0.80
                                                     =========    =========      =========    =========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                (Unaudited)
                                                                                              Nine Months Ended
                                                                                                  April 30,
                                                                                             2004        2003
                                                                                             ----        ----
Operating activities:
Net income                                                                                 $ 34,785    $ 19,613
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                              14,654      13,112
  Loss on sale or disposal of property, plant & equipment                                       111          71
  Provision for losses on accounts receivable                                                 1,116         833
  Non-cash portion of stock-based compensation expense                                          791         185
  Net restructuring charge accrued liability                                                  2,178           -
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                    (14,216)     (1,159)
     Inventory                                                                               (4,677)      2,713
     Prepaid expenses and other assets                                                         (144)     (1,468)
     Accounts payable and accrued liabilities                                                 3,298       1,943
     Income taxes                                                                             9,586       4,628
                                                                                           --------    --------
        Net cash provided by operating activities                                            47,482      40,471

Investing activities:
  Acquisition of businesses, net of cash acquired                                           (30,728)    (20,906)
  Termination of capital lease                                                                    -        (791)
  Purchases of property, plant and equipment                                                (10,616)    (11,593)
  Proceeds from sale of property, plant and equipment                                           281          56
  Other                                                                                      (1,358)       (198)
                                                                                           --------    --------
        Net cash used in investing activities                                               (42,421)    (33,432)
Financing activities:
  Payment of dividends                                                                      (14,854)    (13,725)
  Proceeds from issuance of common stock                                                     10,745       2,040
  Principal payments on debt                                                                 (1,563)       (210)
  Payment for redemption of preferred stock                                                       -      (2,855)
  Purchase of treasury stock                                                                   (564)       (377)
                                                                                           --------    --------
        Net cash used in financing activities                                                (6,236)    (15,127)
Effect of exchange rate changes on cash                                                       4,918         750
                                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                                          3,743      (7,338)
Cash and cash equivalents, beginning of period                                               76,088      75,969
                                                                                           --------    --------
Cash and cash equivalents, end of period                                                   $ 79,831    $ 68,631
                                                                                           ========    ========
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                               $     73    $     38
    Income taxes, net of refunds                                                              5,616       3,549
  Acquisitions:
    Fair value of assets acquired, net of cash                                             $ 14,784    $ 14,460
    Liabilities assumed                                                                      (8,916)     (9,264)
    Goodwill                                                                                 24,860      15,710
                                                                                           --------    --------
        Net cash paid for acquisitions                                                     $ 30,728    $ 20,906
                                                                                           ========    ========
  Termination of capital lease:
    Disposition of capital assets                                                          $      -    $ (2,574)
    Settlement of capital lease liability                                                         -       3,365
                                                                                           --------    --------
        Net cash paid for termination of capital lease                                     $      -    $    791
                                                                                           ========    ========

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 2004
                                   (Unaudited)

NOTE A - Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of the Company as of April 30, 2004 and July 31, 2003, its results of operations for the three and nine months ended April 30, 2004 and 2003, and its cash flows for the nine months ended April 30, 2004 and 2003. The condensed consolidated balance sheet at July 31, 2003 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B - New Accounting Pronouncements

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by Financial Accounting Standards Board ("FASB") Statement No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." The FASB issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP No. 106-2") which allows sponsors to elect to defer recognition of the effects of the Act if it has not been concluded whether the benefits under the sponsor's plan are actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, the Company's measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company's plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the first quarter of fiscal 2005.

NOTE C - Sales Incentives

      In accordance with the Financial Accounting Standard Board's ("FASB's") Emerging Issues Task Force Issue No. 01-9,"Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," we account for cash consideration (such as sales incentives and cash discounts) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense.

NOTE D - Goodwill

      Changes in the carrying amount of goodwill for the nine months ended April 30, 2004, are as follows:

                                                                 Americas           Europe               Asia             Total
                                                                 --------           -------             ------           --------
Balance as of July 31, 2003                                      $ 84,267           $43,820             $2,580           $130,667
  Goodwill acquired during the period                              17,354             7,506                  -             24,860
  Translation adjustments and other                                   716             2,608                271              3,595
                                                                 --------           -------             ------           --------
Balance as of April 30, 2004                                     $102,337           $53,934             $2,851           $159,122
                                                                 ========           =======             ======           ========

      Goodwill increased by $28,455,000 during the nine months ended April 30, 2004, including an increase of $3,595,000 attributable to translation adjustments and other. The final allocation of the purchase price for the acquisitions of Brandon International and Prinzing Enterprises and the preliminary allocation of the purchase price for B.I.G resulted in $24,860,000 of additional goodwill.

NOTE E - Comprehensive Income

      Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to $14,099,000 and $11,445,000 for the three months ended April 30, 2004 and 2003, respectively, and $41,505,000 and $28,628,000 for the nine months ended April 30, 2004 and 2003, respectively.

NOTE F - Net Income Per Common Share

      Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                                      Three Months Ended                   Nine Months Ended
                                                                   -------------------------          --------------------------
                                                                          April 30,                            April 30,
                                                                   -------------------------          --------------------------
(Amounts in thousands, except per share amounts)                    2004               2003             2004              2003
                                                                   -------            ------          --------           -------
Numerator:
   Net income                                                      $16,399            $8,597          $ 34,785           $19,613
   Less:  Premium on redemption of preferred stock                       -                 -                 -              (171)
                                                                   -------            ------          --------           -------
   Numerator for basic and diluted
       Class A net income per share                                 16,399             8,597            34,785            19,442
   Less:  Preferential dividends                                         -                 -              (721)             (711)
   Less:  Preferential dividends on
       dilutive stock options                                            -                 -                (9)               (7)
                                                                   -------            ------          --------           -------
   Numerator for basic and diluted
       Class B net income per share                                $16,399            $8,597           $34,055           $18,724
                                                                   =======            ======           =======           =======
Denominator:
   Denominator for basic net income per
       share for both Class A and Class B                           23,668            23,183            23,551            23,151
   Plus: Effect of dilutive stock options                              331               157               291               200
                                                                   -------            ------          --------           -------
   Denominator for diluted net income per
       share for both Class A and Class B                           23,999            23,340            23,842            23,351
                                                                   =======            ======          ========           =======

Class A Non-Voting Common Stock net income per share:
       Basic                                                       $  0.69            $ 0.37          $   1.48           $  0.84
       Diluted                                                     $  0.68            $ 0.37          $   1.46           $  0.83

Class B Voting Common Stock net income per share:
       Basic                                                       $  0.69            $ 0.37          $   1.45           $  0.81
       Diluted                                                     $  0.68            $ 0.37          $   1.43           $  0.80

      Options to purchase 18,000 and 1,108,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ended April 30, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 18,000 and 799,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the nine months ended April 30, 2004 and 2003, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE G - Restructuring

      During the fourth quarters of fiscal 2003 and 2002, the Company recorded restructuring charges of $10,215,000 and $3,030,000, respectively, related primarily to facilities consolidations and workforce reductions. The Company continued its restructuring actions that were announced in the fourth quarter of fiscal 2003, resulting in a restructuring charge of $2,274,000 during the nine months ended April 30, 2004. The fiscal 2004 charges, including consolidation of facilities in Europe and Australia, consist primarily of provision for severance of terminated employees. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of approximately $3,000,000. Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                            Fiscal 2003
                                                             and 2004          Fiscal 2002
                                                           Restructuring      Restructuring
                                                           -------------      -------------
Ending balance, July 31, 2003                              $   6,926,000      $     130,000
  Fiscal 2004 first quarter activity:
    Additional restructuring charges                           1,753,000                  -
    Cash payments associated with severance and other         (2,997,000)          (100,000)
                                                           -------------      -------------
Ending balance, October 31, 2003                           $   5,682,000      $      30,000
                                                            ============       ============
  Fiscal 2004 second quarter activity:
    Additional restructuring charges                              66,000                  -
    Non-cash asset write-off                                     (76,000)
    Cash payments associated with severance and other         (2,642,000)           (30,000)
                                                           -------------      -------------
Ending balance, January 31, 2004                           $   3,030,000                  -
                                                           =============      =============
Fiscal 2004 third quarter activity:
    Additional restructuring charges                             455,000                  -
    Non-cash asset write-off                                           -                  -
    Cash payments associated with severance and other         (1,826,000)                 -
                                                           -------------      -------------
Ending balance, April 30, 2004                             $   1,659,000                  -
                                                           =============      =============

NOTE H -- Acquisitions

         In September 2003, the Company acquired Brandon International, Inc. ("Brandon") headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of badging and business card solutions. The combined purchase price for these acquisitions was approximately $30,700,000 in cash and $1,000,000 in notes payable. The Prinzing acquisition agreement includes provisions for contingent payments up to a maximum $1,500,000 based on certain performance criteria during fiscal year 2004. As of May 2004, these criteria were met and the entire amount was paid to the sellers. The purchase price allocation is preliminary and pending the outcome of final valuations of the acquired entities, which are in progress. Of the combined purchase price, $24,860,000 was assigned to goodwill in the preliminary allocation of the purchase price. The results of the operations of the acquired businesses have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.

NOTE I - Segment Information

      The Company's reportable segments are geographical regions that are each managed separately. Due to the change to a regional management structure at the beginning of fiscal 2004, the Company has restated the corresponding segment information from its previous group based structure for the prior year. The Company has three reportable segments: Americas, Europe and Asia. It is impracticable to present total assets by segment on an interim basis. Following is a summary of segment information for the three and nine months ended April 30, 2004 and 2003:

                                                                                                   Corporate
                                                                                                      and
               (Dollars in Thousands)             Americas         Europe            Asia         Eliminations       Totals
                                                  --------        --------         -------        ------------     --------
Three months ended April 30, 2004:
Revenues from external customers                  $ 89,251        $ 69,683         $21,920                   -     $180,854
Intersegment revenues                               10,421             608             881        $    (11,910)           -
Segment profit (loss)                               17,991          19,461           6,520              (1,067)      42,905

Three months ended April 30, 2003:
Revenues from external customers                  $ 76,536        $ 50,838         $14,581                   -     $141,955
Intersegment revenues                                8,082             489             265        $     (8,836)           -
Segment profit (loss)                               12,670          11,729           3,298                (847)      26,850

Nine months ended April 30, 2004:
Revenues from external customers                  $243,539        $183,308         $58,861                   -     $485,708
Intersegment revenues                               29,645           1,791           3,254        $    (34,690)           -
Segment profit (loss)                               42,605          48,256          16,849              (3,037)     104,673

Nine months ended April 30, 2003:
Revenues from external customers                  $224,899        $143,801         $41,482                   -     $410,182
Intersegment revenues                               25,124           1,614             278        $    (27,016)           -
Segment profit (loss)                               32,530          33,023          10,078              (2,053)      73,128

Following is a reconciliation of profit for the three and nine months ended April 30, 2004 and 2003:

                                                Three Months Ended                 Nine Months Ended
                                            --------------------------        --------------------------
                                                    April 30,                          April 30,
                                            --------------------------        --------------------------
  (Dollars in Thousands)                      2004              2003            2004             2003
                                            ---------        ---------        ---------        ---------
Total profit from reportable segments       $  43,972        $  27,697        $ 107,710        $  75,631
Corporate and eliminations                     (1,067)            (847)          (3,037)          (2,503)
Unallocated amounts:
    Administrative costs                      (17,415)         (14,055)         (47,952)         (41,682)
    Interest-net                                  138              148              363              528
    Foreign exchange                             (429)             806             (826)             194
    Restructuring charge, net                    (455)               -           (2,274)               -
    Other                                      (1,318)            (720)          (2,909)          (2,448)
                                            ---------        ---------        ---------        ---------
Income before income taxes                  $  23,426        $  13,029        $  51,075        $  29,720
                                            =========        =========        =========        =========

NOTE J - Pro Forma Stock-Based Compensation

      The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the nine months ended April 30, 2004 under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. During fiscal 2004, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

      Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at date of grant. As stock options have been issued with exercise prices equal to grant date fair value, no compensation cost has resulted, with the exception of certain options issued during fiscal 2004 that contain a performance condition ("performance options"). The performance options require the Company to record compensation expense for changes in the market value of the underlying common stock. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

      Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                               April 30,                          April 30,
(In thousands, except per share amounts)                2004              2003             2004              2003
                                                     ----------        ---------        ----------        ----------
Net income
     As reported                                     $   16,399        $   8,597        $   34,785        $   19,613
     Stock-based compensation expense recorded              202                -               479                 -
     Pro forma expense, net of tax effect                  (549)            (497)           (1,586)             (994)
                                                     ----------        ---------        ----------        ----------
     Pro forma net income, net of tax effect         $   16,052        $   8,100        $   33,678        $   18,619
                                                     ==========        =========        ==========        ==========
Net income per class A common share
Basic
     As reported                                     $     0.69        $    0.37        $     1.48        $     0.84
     Pro forma adjustments                                (0.01)           (0.02)            (0.05)            (0.04)
                                                     ----------        ---------        ----------        ----------
     Pro forma net income per share                  $     0.68        $    0.35        $     1.43        $     0.80
                                                     ==========        =========        ==========        ==========
Diluted
     As reported                                     $     0.68        $    0.37        $     1.46        $     0.81
     Pro forma adjustments                                (0.01)           (0.02)            (0.05)            (0.04)
                                                     ----------        ---------        ----------        ----------
     Pro forma net income per share                  $     0.67        $    0.35        $     1.41        $     0.77
                                                     ==========        =========        ==========        ==========
Net income per class B common share
Basic
     As reported                                     $     0.69        $    0.37        $     1.45        $     0.81
     Pro forma adjustments                                (0.01)           (0.02)            (0.05)            (0.06)
                                                     ----------        ---------        ----------        ----------
     Pro forma net income per share                  $     0.68        $    0.35        $     1.40        $     0.75
                                                     ==========        =========        ==========        ==========
Diluted
     As reported                                     $     0.68        $    0.37        $     1.43        $     0.80
     Pro forma adjustments                                (0.01)           (0.02)            (0.05)            (0.06)
                                                     ----------        ---------        ----------        ----------
     Pro forma net income per share                  $     0.67        $    0.35        $     1.38        $     0.74
                                                     ==========        =========        ==========        ==========

NOTE K - Revolving Credit Facility

      On March 31, 2004, the Company entered into a new revolving credit facility. Under the new agreement, the Company currently has a maximum $215 million line of credit (based on certain financial ratios of the Company) with a group of five banks. The $215 million includes a 5-year credit facility for $125 million and a 364-day credit facility for $90 million. The interest rate on the line of credit is a spread over LIBOR, as indicated in the "applicable rate" table in the Credit Agreement attached as Exhibit 10.27 to this filing. As of April 30, 2004, no amounts were outstanding under either facility. At April 30, 2004, $215 million was available to the Company under the combined facilities. The Company is in compliance with the covenants of the line of credit agreement.

NOTE L - Subsequent Events

      On May 20, 2004, the Company completed its acquisition of all of the outstanding securities of EMED Co., Inc. ("EMED") for a purchase price of $191,700,000, net of cash received. EMED is a direct marketer and manufacturer of identification, safety and facility management products headquartered in Buffalo, New York. The funds used to finance the purchase price came from borrowings on the Company's revolving credit facility and from working capital.

      On May 18, 2004 the Company borrowed $160,000,000 to finance the purchase of EMED Co. Of the borrowed funds, $90 million was drawn from its 364-day credit facility and $70 million was drawn from its 5-year credit facility. The Company intends to pay down a portion of these borrowings with the proceeds of longer-term fixed rate borrowings during the fourth quarter of the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Brady is an international manufacturer and marketer of identification and materials solutions, with products including labels, signs, precision die-cut materials, printing systems, software, and label-application and data-collection systems for electronics, telecommunications, manufacturing, electrical, and a variety of other markets. The Company operates manufacturing facilities and sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Italy, the United States, Malaysia, Mexico, and Singapore and operates sales offices in Hong Kong, Hungary, Japan, Korea, the Philippines, Sweden and Taiwan.

      Sales for the quarter ended April 30, 2004 were up 27.4% to $180,900,000, compared to $142,000,000 in the same period of fiscal 2003. Net income for the quarter was $16,400,000 or $0.68 per diluted Class A Common Share, up 90.8% from $8,600,000 or $0.37 per share reported in the third quarter of last year. Efficiencies from prior restructuring activities, increased sales from investments in strategic acquisitions, facilities expansion in key geographic markets such as Asia, continuing improvements in the Americas and European manufacturing and electronic sectors, continued strong sales in the Asian markets, particularly telecommunications and electronics, and favorable foreign currency translation all contributed to increased net income in the current periods. Sales from recent acquisitions also contributed 8.9%to the Company's sales growth in the third quarter, and despite the investment costs associated with integrating these acquisitions, the Company's net income continued to improve in the quarter.

      The Company expects improvement in its key markets and further growth through acquisitions, as well as the effects of a weaker dollar, to continue in the final quarter of fiscal 2004, and has increased its guidance range to $645,000,000 to $655,000,000 in sales and net income of $47,000,000 to
$49,000,000 for the full fiscal year, excluding the effect of the acquisition of EMED Co. The net income guidance includes $3 million of additional net income in the fourth quarter due to an expected favorable resolution of a federal income tax audit. Looking long term, the Company intends to continue with its growth strategies of developing proprietary products; making acquisitions that expand its product range, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

Results of Operations

      For the three months ended April 30, 2004, net sales of $180,854,000 were 27.4% higher than the same quarter of the previous year. For the nine months ended April 30, 2004, sales of $485,708,000 were 18.4% higher than the same period of the previous year. Base sales increased 10.8% for the quarter ended April 30, 2004 and 2.6% for the nine-month period, compared to the same periods in the prior year. The sales increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales growth by 7.7% in the quarter and 7.3% for the nine months ended April 30, 2004. The acquisitions of Brandon International and Prinzing Enterprises, Inc. in the United States, Etimark in Germany, and Cleere Advantage Ltd, Aztec, Ltd and B.I.G in the United Kingdom added 8.9% to sales in the quarter and the same acquisitions in addition to TISCOR, Inc. in the United States, added 8.5% to sales for the nine months ended April 30, 2004.

      The gross margin as a percentage of sales increased from 51.5% to 52.5% for the quarter and from 50.5% to 51.8% for the nine months ended April 30, 2004, compared to the same periods of the previous year. The gross margin as a percentage of sales was higher for the quarter and nine months ended April 30, 2004 compared to the same periods last year due to the impact of sales volume increases, improved price yields and continued cost reduction programs. Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 35.7% from 39.4% for the quarter and to 37.3% from 40.0% for the nine months ended April 30, 2004, compared to the same periods of the prior year due to savings from restructuring actions taken in the fourth quarter of fiscal 2003, the spreading of fixed costs over a larger sales base, and continued cost control programs. In dollars, SG&A increased due to foreign currency translation, increased professional fees and SG&A expenses associated with acquired businesses, which was partially offset by savings from our restructuring program.

      As a percentage of sales, research and development expenses decreased from 3.6% to 3.4% for the quarter and remained flat at 3.4% for the nine months ended April 30, 2004 compared to the same periods of the previous year. The increase for the quarter is primarily due to increased sales volume. In dollars, research and development expenses increased from $5,165,000 to $6,210,000 for the quarter and from $13,808,000 to $16,680,000 for the nine-month period compared to the same periods in the prior year. This increase was due to additional investment in recently introduced products.

      Fiscal 2004 included a restructuring charge of $455,000 for the quarter and $2,274,000 for the nine months ended April 30, 2004, which was primarily due to consolidation of operating facilities in Europe and Australia. The Company expects to incur total pre-tax restructuring charges in fiscal 2004 of approximately $3,000,000. There were no restructuring charges in the first nine months of the prior year.

      Operating income was $23,719,000 for the quarter and $51,540,000 for the nine-month period ended April 30, 2004, compared to $12,074,000 and $28,997,000 for the same periods last year due to the factors cited above.

      Investment and other income decreased $1,265,000 for the quarter and $1,217,000 for the nine-month period ended April 30, 2004, compared to the same periods last year, due to the net effect of foreign exchange, primarily on intercompany transactions.

      The Company's effective tax rate was 30.0% for the quarter and 31.9% for the nine-month period ended April 30, 2004 and 34.0% for the same periods of the previous year. The reduction was due to a continued shift of business and profit growth to lower tax countries such as China. The impact of this change on net income was $1.0 million in the quarter. The Company expects a 32.0% effective rate for the fourth quarter of fiscal 2004 before the effect of a $3 million adjustment due to an expected favorable resolution of a federal income tax audit, and a similar rate in fiscal 2005.

      Net income for the three months ended April 30, 2004, increased 90.8% to $16,399,000, compared to $8,597,000 for the same quarter of the previous year. For the nine months ended April 30, 2004, net income increased 77.4% to $34,785,000 from $19,613,000 for the same period last year. On a Class A Common Share basis, diluted net income for the three months ended April 30, 2004, was $0.68 compared to $0.37 per share for the same quarter of the previous year. For the nine months ended April 30, 2004, Class A Common Share diluted net income was $1.46 compared to $0.83 for the same period last year. Net income included the after-tax effect of restructuring charges of $319,000 in the quarter ended April 30, 2004 and $1,546,000 in the nine-month period ended April 30, 2004.

Business Segment Operating Results

      Effective August 1, 2003, the Company's organization was restructured from a product focused organization to geographic regions. Management of the Company now evaluates results based on the following geographic regions: Americas, Europe, and Asia.

                                                                                                  Corporate and
   (Unaudited, dollars in thousands)                  Americas         Europe           Asia       Eliminations       Total
                                                      --------        --------         -------    --------------     --------
SALES TO EXTERNAL CUSTOMERS
Three months ended:
   April 30, 2004                                     $ 89,251        $ 69,683         $21,920                       $180,854
   April 30, 2003                                       76,536          50,838          14,581                        141,955

Nine months ended:
   April 30, 2004                                     $243,539        $183,308         $58,861                       $485,708
   April 30, 2003                                      224,899         143,801          41,482                        410,182

SALES GROWTH INFORMATION
Three months ended April 30, 2004:
   Base                                                    7.3%            8.4%           37.5%                          10.8%
   Currency                                                1.4%           15.6%           12.8%                           7.7%
   Acquisitions                                            7.9%           13.1%            0.0%                           8.9%
      Total                                               16.6%           37.1%           50.3%                          27.4%

Nine months ended April 30, 2004:
   Base                                                   (1.0)%           0.5%           30.2%                           2.6%
   Currency                                                1.6%           14.8%           11.7%                           7.3%
   Acquisitions                                            7.7%           12.2%            0.0%                           8.5%
      Total                                                8.3%           27.5%           41.9%                          18.4%

SEGMENT PROFIT (LOSS)
Three months ended:
   April 30, 2004                                     $ 17,991        $ 19,461          $6,520        $(1,067)        $42,905
   April 30, 2003                                       12,670          11,729           3,298           (847)         26,850
      Percentage increase                                 42.0%           65.9%           97.7%          26.0%           59.8%

Nine months ended:
   April 30, 2004                                     $ 42,605        $ 48,256         $16,849        $(3,037)       $104,673
   April 30, 2003                                       32,530          33,023          10,078         (2,503)         73,128
      Percentage increase                                 31.0%           46.1%           67.2%          21.3%           43.1%

      The Company evaluates performance and allocates resources based on segment profit or loss. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes. Please refer to Note I "Segment Information" for a reconciliation of segment profit to income before income taxes.

Americas:

      Americas sales increased 16.6% for the quarter and 8.3% for the nine months ended April 30, 2004, compared to the same periods last year. Base sales in local currency increased 7.3% in the quarter and decreased 1.0% for the nine-month period. Acquisitions increased sales in the region by 7.9% in the quarter and 7.7% for the nine-month period. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 1.4% in the quarter and 1.6% for the nine-month period ended April 30, 2004. The increase in base business was due to significant improvement in the United States manufacturing sector, particularly in the lab research, electronic and industrial OEM markets. Some minimal growth has been noted in the safety, MRO and electrical markets. Segment profit for the region increased 42.0% to $17,991,000 from $12,670,000 for the three-month period and 31.0% to $42,605,000 from $32,530,000 for the nine months ended April 30, 2004, compared to the same periods in the prior year. Increased profitability in the Americas can be attributed to improved gross margins due primarily to increased sales volume, continued cost reductions, and operational improvements.

Europe:

      Europe sales increased 37.1% for the quarter and 27.5% for the nine months ended April 30, 2004, compared to the same periods in the prior year. Base sales in local currency increased 8.4% in the quarter and 0.5% in the nine-month period. The increase in base sales was due primarily to ongoing programs to leverage existing customer spending through expanded product offerings and the Company's ability to follow global manufacturers as they shift production to lower cost regions, such as Eastern Europe. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 15.6% in the quarter and 14.8% in the nine-month period. Sales were also aided by acquisitions, which increased sales 13.1% for the quarter and 12.2% for the nine-month period. Profit for the region increased 65.9% in the quarter to $19,461,000 from $11,729,000 in the prior year and 46.1% in the nine-month period to $48,256,000 from $33,023,000 in the prior year, due primarily to benefits from restructuring activities, foreign currency translation and improved gross margins due to a more favorable mix of product sales.

Asia:

      Asian sales increased 50.3% for the quarter and 41.9% for the nine-month period ended April 30, 2004, compared to the same periods in the prior year. Base sales in local currency increased 37.5% in the quarter and 30.2% for the nine-month period, compared to the same periods last year. Base growth was concentrated in sales of high-performance identification and die cut products in the telecommunications and electronics markets. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the region by 12.8% in the quarter and 11.7% for the nine-month period. China and Malaysia both more than doubled base sales for the quarter and the nine-month period compared to the same periods in the prior year. Investments in infrastructure in China and Malaysia over the past two years are yielding significant growth. Profit for the region was up 97.7% for the quarter to $6,520,000 from $3,298,000 in the prior year third quarter. Profit for the nine-month period was up 67.2% to $16,849,000 from $10,078,000 in the prior year. The increase in profit was due primarily to increased sales volume, foreign currency translation and also to improved margins due to improved use of manufacturing capacity.

Financial Condition

      The Company's liquidity remained strong. Its current ratio as of April 30, 2004 was 2.2, down from the current ratio at July 31, 2003 of 2.4. Cash and cash equivalents were $79,831,000 at April 30, 2004, compared to $76,088,000 at July 31, 2003. The increase was due to strong cash flow from operating activities. Working capital increased $10,977,000 during the nine months ended April 30, 2004, to $134,855,000 from $123,878,000 at July 31, 2003. Inventories increased
$8,625,000 for the nine-month period, due primarily to the effects of acquisitions and foreign currency translation. Accounts receivable increased $21,638,000 for the nine months due to increased sales volume, acquisitions and foreign currency translation. Current liabilities increased $22,811,000 for the nine months, due to the timing of income tax payments and increased liabilities associated with acquisitions, incentive plans and foreign currency translation.

      Cash flow from operating activities totaled $47,482,000 for the nine months ended April 30, 2004, compared to $40,471,000 for the same period last year. The increase was the result of higher net income partially offset by an increase in accounts receivable balances, increased inventory balances and an increase in accrued income taxes. Capital expenditures were $10,616,000 in the nine months ended April 30, 2004, compared to $11,593,000 in the same period last year. Net cash used in financing activities was $6,236,000 for the nine-month period ended April 30, 2004, due primarily to payments of dividends to the Company's stockholders, payments on long term debt, and purchase of treasury stock offset by proceeds from the issuance of common stock due to stock option exercises. Cash flows used in financing activities for the same period last year were $15,127,000 related to payment of dividends, redemption of preferred stock, issuance of common stock due to stock option exercises and purchase of treasury stock.

      Long-term debt as a percentage of long-term debt plus stockholders' investment was 0.01% at April 30, 2004 and 0.2% at July 31, 2003.

      On March 31, 2004, the Company entered into a new revolving credit facility. Under the new agreement, the Company currently has a maximum $215 million line of credit (based on certain financial ratios of the Company) with a group of five banks. The $215 million includes a 5-year credit facility for $125 million and a 364-day credit facility for $90 million. The interest rate on the line of credit is a spread over LIBOR, as indicated in the "applicable rate" table in the Credit Agreement attached as Exhibit 10.27 to this filing. As of April 30, 2004, no amounts were outstanding under either facility. At April 30, 2004, $215 million was available to the Company under the combined facilities. At April 30, 2004, the Company was in compliance with the covenants of the line of credit agreement.

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

      The strong liquidity of the Company and its continued strong cash flow enable the Company to execute a long-term strategic plan. This strategic plan includes investments that expand the Company's current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions and joint ventures.

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

Subsequent Events

      On May 20, 2004, the Company completed its acquisition of all of the outstanding securities of EMED Co., Inc. ("EMED") for a purchase price of $191,700,000, net of cash received. EMED is a direct marketer and manufacturer of identification, safety and facility management products headquartered in Buffalo, New York. The funds used to finance the purchase price came from borrowing on the Company's revolving credit facility and from working capital.

      On May 18, 2004 the Company borrowed $160,000,000 to finance the purchase of EMED Co. Of the borrowed funds, $90 million was drawn from its 364-day credit facility and $70 million was drawn from its S-year credit facility. The Company intends to pay down a portion of these borrowings with the proceeds of longer-term fixed rate borrowings during the fourth quarter of the current year.

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

      The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program consists of entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of April 30, 2004, the Company had not entered into any interest rate derivatives.

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

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.27    Revolving Credit Facility Credit Agreement
            31.1     Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
            31.2     Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
            32.1     Section 1350 Certification of Frank M. Jaehnert
            32.2     Section 1350 Certification of David Mathieson

      (b)   Reports on Form 8-K.

            During the quarter ended April 30, 2004, the Company filed a Current Report on Form 8-K containing information pursuant to Item 5 ("Other Events") dated April 5, 2004, relating to the definitive agreement to acquire EMED Co., Inc.

            Also during the quarter ended April 30, 2004, the Company submitted a Current Report on Form 8-K pursuant to Item 12 ("Results of Operations and Financial Condition") dated February 18, 2004, which is not to be deemed incorporated by reference into other filings, relating to the announcement of earnings for the Company's fiscal 2004 second quarter.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                      BRADY CORPORATION

Date:  June 14, 2004                  /s/ F. M. Jaehnert
--------------------                  ------------------------------------------
                                      F. M. Jaehnert
                                      President & Chief Executive Officer

Date:  June 14, 2004                  /s/ D. Mathieson
--------------------                  ------------------------------------------
                                      D. Mathieson
                                      Vice President & Chief Financial Officer
                                      (Principal Accounting Officer)
                                      (Principal Financial Officer)