Form 10-K
period 2004-07-31
BRADY CORP
filed 2004-10-08
CIK 746598

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

     The aggregate market value of the non-voting common stock held by non-affiliates of the entity as of January 30, 2004 was approximately $691,007,793, (based on closing sale price of $37.87 per share on that date as reported for the New York Stock Exchange). As of September 1, 2004, there were outstanding 22,399,849 shares of Class A Nonvoting Common Stock (the "Class A Common Stock"), and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

                                     INDEX

                                                                         PAGE
                                                                        ------
                                    PART I
Item 1.   Business....................................................     I-1
          General Development of Business.............................     I-1
          Financial Information About Industry Segments...............     I-1
          Narrative Description of Business:..........................     I-1
            Overview..................................................     I-1
            Business Strategy.........................................     I-1
            Key Initiatives...........................................     I-2
            Products..................................................     I-3
            Marketing and Sales.......................................     I-5
            Brands....................................................     I-6
            Manufacturing Process and Raw Materials...................     I-6
            Technology and Product Development........................     I-6
            International Operations..................................     I-7
            Competition...............................................     I-7
            Backlog...................................................     I-7
            Environment...............................................     I-7
            Employees.................................................     I-8
            Acquisitions..............................................     I-8
          Financial Information About Foreign and Domestic Operations
          and Export Sales............................................     I-8
          Information Available on the Internet.......................     I-8
Item 2.   Properties..................................................     I-8
Item 3.   Legal Proceedings...........................................     I-8
Item 4.   Submission of Matters to a Vote of Security Holders.........     I-8

                                   PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...........    II-1
Item 6.   Selected Financial Data.....................................    II-2
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    II-2
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   II-14
Item 8.   Financial Statements and Supplementary Data.................   II-15
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   II-43
Item 9A.  Controls and Procedures.....................................   II-43
Item 9B.  Other Information...........................................   II-43

                                                                         PAGE
                                                                        ------

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........   III-1
Item 11.  Executive Compensation......................................   III-5
            Summary Compensation Table................................   III-5
            Stock Options.............................................   III-6
            Common Stock Price Performance Graph......................   III-8
            Compensation of Directors.................................   III-8
            Termination of Employment and Change in Control
            Arrangements..............................................   III-9
            Restricted Stock..........................................   III-9
            Compensation Committee Interlocks and Insider
            Participation.............................................   III-9
            Funded Retirement and 401(k) Plans........................   III-9
            Deferred Compensation Arrangements........................  III-10
            Compensation Committee Report on Executive Compensation...  III-10
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................  III-12
Item 13.  Certain Relationships and Related Transactions..............  III-14
Item 14.  Principal Accountant Fees and Services......................  III-14

                                   PART IV
Item 15.  Exhibits and Financial Statement Schedules..................    IV-1
Signatures............................................................    IV-5

                                     PART I

     Brady Corporation and Subsidiaries are referred to herein as the "Company," "Brady," or "we".

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     The Company, a Wisconsin corporation founded in 1914, currently operates 32 manufacturing facilities worldwide. Ten are located in the United States, three each in Brazil, China, Germany, and Singapore, two each in Australia and the United Kingdom and one each in Belgium, Canada, France, Italy, Malaysia and Mexico. The Company sells through subsidiaries or sales offices in Australia, Belgium, Brazil, Canada, China, France, Germany, Hong Kong, Hungary, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Spain, Sweden, Taiwan, Thailand, the United Kingdom and the United States through a dedicated team of international sales representatives. The Company further markets its products to parts of Eastern Europe and the Middle East. The Company's corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company's Internet address is http://www.bradycorp.com.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

(C) NARRATIVE DESCRIPTION OF BUSINESS

OVERVIEW

     Brady is an international manufacturer and marketer of identification solutions and specialty materials which help customers increase safety, security, productivity and performance. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in its markets.

     Brady's major product categories focus primarily on facility identification, safety and complimentary products for the Maintenance, Repair and Operations ("MRO") market, which comprises approximately two-thirds of the Company's products; wire identification for telecommunications and electrical industries; high-performance identification for electronics and industrial manufacturers; and precision die-cut products for use in hard-disk drives, cellular phones, pagers and other personal communication products. The need for the Company's products is driven by the specification of customer engineering departments, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration ("OSHA") and the Environmental Protection Agency ("EPA"), or by the need to identify and track assets or to direct, warn, inform, train and protect people. The Company manufactures and sells products domestically and internationally through multiple channels, including direct sales, distributor sales, mail-order catalogs, telemarketing and electronic access through the Internet. The Company has a broad customer base, with the largest customer representing just over 5% of net sales. Sales from international operations represented 55.2%, 52.3%, and 48.5% of sales during the years ended July 31, 2004, 2003, and 2002 respectively.

BUSINESS STRATEGY

     Brady's vision is to be either the number one or two market leader in our markets of Facility Identification, Safety and Complementary Products, Wire Identification, High Performance Identification and Precision Die Cut parts. The Company's goal is to accomplish this vision through a world-class workforce dedicated to delivering differentiated product solutions to loyal customers. Underlying this goal is a commitment to achieving top-tier growth and profitability and, ultimately, enhancing shareholder value. The Company's employees participate in an incentive plan that has components focused upon growth and profitability. This incentive plan serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets.

     Key elements of the Company's business strategy include:

     Focus on customers -- The Company seeks to provide "seamless" customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased investment in telecommunications and management information systems worldwide.

     World Class People -- The Company strives to employ a world-class team of people throughout all of its operations globally. It believes that the Company can differentiate itself through its people and it strives to hire the best team members. All of its employees are trained in its Ethics Policy and are held to high standards of honesty and integrity. Additionally, the Company highlights leadership as an important initiative to its values and growth strategy. Its leadership principles include: customer focus, high-performance expectations, boldness, decisiveness and accountability.

     Innovative Differentiated Solutions -- The Company strives to provide innovative differentiated solutions in niche markets that allow the Company to leverage its capabilities in specialty materials, die cutting, software and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical, laboratory and safety markets with certain products such as wire markers, pipe markers, labels, safety signs and printing systems. It also is a leader in high performance work-in-process labels and precision die-cut materials.

     Materials and Customer Application Expertise -- The Company continually seeks to develop innovative pressure sensitive materials and other differentiated products to satisfy customers' requirements and expectations. Additionally, the Company strives to use its materials expertise to develop unique products to meet the demands of customers in new faster growing markets adjacent to its traditional markets. Brady's commitment to product innovation is reflected in research and development efforts that include approximately 165 employees primarily dedicated to research and development activities in the United States, Belgium, Singapore and China.

     Operational Excellence -- Brady is committed to excellence within its operations and is utilizing six-sigma problem solving to improve operational performance. These activities are focused on working capital, yield, purchasing, customer service and margin improvements.

     Global Presence -- Sales from Brady's international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $370,700,000 or 55.2% of net sales in fiscal 2004. The Company's global presence is a benefit to many of its customers who want to work with one supplier to meet its global supply needs.

     Premier Channels -- Brady's products are sold through several channels including selected premier distribution companies, direct sales, mail-order catalogs, telemarketing and electronic access through the Internet. The Company offers this wide range of channels of distribution to meet the varying needs of its very large and diverse customer base.

KEY INITIATIVES

     The Company's key initiatives include:

     Core Business Growth -- The Company seeks to increase market share in its markets through existing channels and through strong sales and marketing strategies. To achieve this objective, the Company is aligning more closely with distributors, fine tuning its direct marketing strategies and capitalizing on its global selling capabilities. Over the last year, the Company has combined its divisional sales forces and expanded its geographic reach. The Company believes that international markets continue to represent a significant growth opportunity. The Company is actively seeking to increase penetration in market segments in the Americas, Europe and Asia/Pacific.

     Differentiated Solutions -- The Company, through strong product innovation and development activities, seeks to continually introduce new technology and proprietary products and explore additional applications for products in existing and new markets. It seeks to provide products in its portfolio that offer customers differentiated solutions. Through a regular portfolio review process, the Company reviews the products and markets currently in its portfolio, examines new opportunities, fully understands the broad needs of each of its major market segments and those adjacent to its major segments, and determines a strategy to meet those needs.

     Acquisitions -- While the Company intends to continue pursuing internal growth through the above strategies, it also intends, where practical, to accomplish its goal of becoming number one or two in its key markets through strategic acquisitions. Brady seeks to acquire companies that are financially sound and can add to shareholder value within predetermined guidelines.

     Productivity and Operational Excellence -- Productivity and operational excellence are two initiatives that the Company uses to increase the quality of its earnings each year. Brady's initiatives work to improve margins and working capital and best utilize its selling, general and administrative expenses.

PRODUCTS

     The Company is vertically integrated; designing, developing, coating and producing most of its identification signs, labels and printing systems. Brady labels are manufactured out of a variety of films, predominantly coated by Brady, for applications in the following markets: electronic, industrial, electrical, laboratory and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.

     The Company's products consist of over 100,000 stock as well as custom items including complete identification systems that are used by the Company's customers to create a safer work environment, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs and identification tags and markers, pipe and valve markers, asset identification tags, lockout/tagout products, security and traffic control products, and printing systems and software for creating safety and regulatory software; wire and cable markers, high-performance labels, laboratory identification products, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems; and precision die-cut solutions.

     Some of the Company's stock products were originally designed, developed and manufactured as custom products for a specific customer. However, such products have frequently created wide industry acceptance and become stock items offered by the Company through mail order and distributor sales. The Company's most significant types of products are described below.

 FACILITY IDENTIFICATION AND SAFETY SIGNS

     The Company manufactures safety and informational signs and printers for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company's sign products are categorized by material type and type of message to be conveyed, including admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings. The Company also produces self-adhesive and self-aligning die-cut numbers and letters, labels, and tags used to mark warehouse locations and identify inventory. Warehouse products are primarily used by industrial companies in storage facilities such as warehouses, factories, stockrooms and other facilities.

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

  SECURITY AND TRAFFIC CONTROL PRODUCTS

     The Company offers identification and security products including a variety of self-expiring badges, security seals, parking permits and wristbands designed for visitor control in financial, governmental, educational and commercial facilities including meeting and convention sites. Some of these products make use of migratory ink technology, which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration. The Company also offers a wide variety of traffic control devices including traffic signs, directional and warning signs, parking tags and permits, barriers, cones and other products including barricading, visual warning systems, floor-marking products, safety badges, photo-identification kits, and first aid cabinets/kits, among others.

  ASSET AND BRAND PROTECTION IDENTIFICATION

     Brady offers a wide range of asset-identification products that are an important part of an effective asset management program in a wide variety of markets. These include self-adhesive or mechanically mounted labels or tags made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties, and can be custom designed to ensure brand protection from counterfeiting.

  WIRE AND CABLE MARKERS

     Brady manufactures a broad range of wire- and cable-marking products. These products help mark and identify wires, cables and their termination points. Such products may be used in virtually every industrial, power and communication market to specify the origination and/or destination of wiring and to facilitate manufacturing, construction, repair or maintenance of equipment, and data communication and electrical wiring systems.

  HIGH PERFORMANCE LABELS AND TAPES

     Brady produces a complete line of label materials to meet customers' needs for identification requirements for product ID and bar coding that perform under harsh or demanding conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels on site, on demand, using thermal-transfer, laser, dot matrix and inkjet printers.

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

  PRECISION DIE-CUT SOLUTIONS

     The Company develops customized precision die-cut solutions that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, personal data assistants, computer hard drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits and patient monitoring.

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

  PRINTING SYSTEMS FOR EDUCATION

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

MARKETING AND SALES

     The Company's products are sold in a wide variety of markets, including electrical, electronic, telecommunications, governmental, public utility, commercial office, computer disk drive, construction, general manufacturing, laboratory, transportation equipment and education. The telecommunication and disk drive markets are concentrated with a small number of customers and subject to more volatility than Brady's other more diverse markets. Neither of these markets constitutes more than 5% of the Company's total sales. No material part of the Company's business is dependent upon a single customer or group or customers. In fiscal 2004 Brady's largest customer accounted for just over 5% of the Company's net sales.

     Brady seeks to offer the right product with rapid response times and superior service so that it can provide solutions to the customer that are better, faster and more economical than those available from the Company's competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributor, mail-order-catalog marketing and electronic access through the Internet. The Company has thousands of established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company's sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical support and product-application expertise.

     The Company direct markets certain products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalog operations are conducted through offices in the U.S.A., Australia, Brazil, Canada, England, France, Germany and Italy, and include foreign-language catalogs.

BRANDS

     The Company goes to market under a variety of well-respected brand names. The Brady brand includes high-performance labels, printers, software, die-cut precision parts and specialty material products; other high-performance label products are also marketed under the Etimark brand and other die-cut materials are marketed as Brandon or ID Technology products; safety and facility identification products are marketed under the Signmark brand, with some lockout/tagout products offered under the Prinzing brand; poster printers for education and government markets are offered under the Varitronic name brand; direct marketing safety and facility identification products are offered under the Seton, EMED, Champion and Signals names; security and identification badges and systems are included in the Temtec and B.I.G brands; hand-held regulatory documentation systems are available under the Tiscor name; and automatic identification and data collection software is offered under the Teklynx brand.

MANUFACTURING PROCESS AND RAW MATERIALS

     The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company's manufacturing processes include compounding, coating, converting, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.

     The Company seeks to optimize the performance, quality and durability of its products, while continually improving manufacturing processes, shortening lead times and lowering manufacturing costs. The Company produces the majority of the adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady's "cellular" manufacturing processes and "just-in-time" inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery. Most of the Company's manufacturing facilities have received ISO 9001 or 9002 certification.

     The materials used in the products manufactured by the Company consist primarily of plastic sheets and films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, solvents and electronic components and subassemblies. In addition the Company purchases finished products for resale. The Company purchases raw materials, components and finished products from many suppliers. Generally the Company is not dependent upon any single supplier for most critical base materials or components. In some cases the Company has chosen to sole source materials, components or finished items for design or cost reasons. In these cases, disruptions in supply could have an impact on results for a period of time. In most cases these disruptions would simply require qualification of new suppliers and the disruption would be modest. In a few cases the qualification process could be more costly or take a longer period of time. In the most dramatic of cases, such as a global shortage of a critical material or component, the financial impact could be significant.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company focuses its research and development efforts on material development, printing systems design and software development. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications or the Company's own production requirements. The Company's research and development team of engineers also supports production and marketing efforts by providing application and technical expertise.

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

     The Company conducts much of its technology and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $23,000,000, $18,900,000, and $17,300,000, in fiscal 2004, 2003, and 2002, respectively, on its research and development activities. In fiscal 2004, approximately 165 employees were engaged in research and development activities for the Company. Additional research projects were conducted under contract with universities, other institutions and consultants.

     The Company's name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

INTERNATIONAL OPERATIONS

     In fiscal 2004, 2003, and 2002, sales from international operations accounted for 55.2%, 52.3%, and 48.5%, respectively, of the Company's sales. The Company's global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, England, France, Germany, Hungary, Italy, Japan, Malaysia, Mexico, Singapore, and Sweden and sales offices in Hong Kong, Korea, Netherlands, Philippines, Spain and Taiwan. The Company further markets its products to parts of Eastern Europe and the Middle East. Several of these locations manufacture or have the capability to manufacture certain of the products they sell.

COMPETITION

     The markets for most of the Company's products are competitive. The Company believes that it is one of the leading domestic producers of self-adhesive wire markers, safety signs, pipe markers, precision die-cut materials and bar-code-label-generating software. The Company competes for business principally on the basis of product quality, performance, service, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company's product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world's major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of the Company's competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors.

BACKLOG

     As of July 31, 2004, the amount of the Company's backlog orders believed to be firm was approximately $23,205,000. This compares with approximately $16,300,000 and $22,300,000 of backlog orders as of July 31, 2003 and 2002, respectively. Average delivery time for the Company's orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom designed and manufactured.

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

EMPLOYEES

     As of July 31, 2004, the Company employed approximately 3,900 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any negotiated labor contracts, and considers its relations with employees to be excellent.

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

(E) INFORMATION AVAILABLE ON THE INTERNET

     The Company's Corporate Internet address is http://www.bradycorp.com. The Company makes available, and has made available since June 2003, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by the Company's insiders, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

     The Company currently operates 32 manufacturing facilities. Ten are located in the United States, three each in Brazil, China, Germany and Singapore, two each in Australia and the United Kingdom, and one each in Belgium, Canada, France, Italy, Malaysia and Mexico. The Company's present operating facilities contain a total of approximately 1,800,000 square feet of space, of which approximately 850,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may in the future be, party to litigation arising in the course of business. The Company is not currently a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET INFORMATION

     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC and is quoted on the Berlin Stock Exchange under the number 900104. The quarterly stock price history on the New York Stock Exchange is as follows:

                                         2004              2003              2002
                                    ---------------   ---------------   ---------------
                                     HIGH     LOW      HIGH     LOW      HIGH     LOW
                                    ------   ------   ------   ------   ------   ------
4th Quarter.......................  $46.47   $36.27   $35.00   $30.67   $36.69   $26.70
3rd Quarter.......................  $40.87   $34.89   $33.88   $25.85   $40.47   $32.04
2nd Quarter.......................  $43.46   $33.98   $35.58   $25.05   $37.47   $29.03
1st Quarter.......................  $36.48   $31.68   $35.35   $27.50   $36.41   $27.47

     There is no trading market for the Company's Class B Voting Common Stock.

(B) HOLDERS

     As of September 1, 2004, there were 296 Class A Common Stock shareholders of record and approximately 4,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(C) ISSUER PURCHASES OF EQUITY SECURITIES

     The Company did not repurchase any of its equity securities in the fourth quarter of fiscal 2004.

(D) DIVIDENDS

     The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.0333 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company's revolving credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior year. The Company believes that based on its historic dividend policy, this restriction will not impede it in following a similar dividend policy in the future.

     During the two most recent fiscal years and for the first quarter of the current fiscal year, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

                                                                                                        YEAR
                                                                                                       ENDING
                                       2003                                    2004                     2005
                       -------------------------------------   -------------------------------------   -------
                       1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR   2ND QTR   3RD QTR   4TH QTR   1ST QTR
                       -------   -------   -------   -------   -------   -------   -------   -------   -------
Class A..............   $.20      $.20      $.20      $.20      $.21      $.21      $.21      $.21      $.22
Class B..............    .17       .20       .20       .20       .18       .21       .21       .21       .19

ITEM 6.  SELECTED FINANCIAL DATA

         CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
                     YEARS ENDED JULY 31, 2000 THROUGH 2004

                                            2004       2003       2002       2001       2000
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
NET SALES...............................  $671,219   $554,866   $516,962   $545,944   $550,664
OPERATING EXPENSES:
  Cost of products sold.................   324,888    274,593    256,186    257,313    245,587
  Research and development..............    23,028     18,873     17,271     20,329     20,555
  Selling, general and administrative...   248,000    219,662    199,282    214,220    215,231
  Restructuring charge -- net...........     3,181      9,589      2,720      9,560         --
                                          --------   --------   --------   --------   --------
     Total operating expenses...........   599,097    522,717    475,459    501,422    481,373
                                          --------   --------   --------   --------   --------
OPERATING INCOME........................    72,122     32,149     41,503     44,522     69,291
OTHER (EXPENSE) INCOME:
  Investment and other (expense)
     income -- net......................      (564)       427      1,714        686      7,418
  Interest expense......................    (1,231)      (121)       (82)      (418)      (578)
                                          --------   --------   --------   --------   --------
     Net other income...................    (1,795)       306      1,632        268      6,840
                                          --------   --------   --------   --------   --------
Income before income taxes..............    70,327     32,455     43,135     44,790     76,131
INCOME TAXES............................    19,456     11,035     14,882     17,244     28,930
                                          --------   --------   --------   --------   --------
NET INCOME..............................  $ 50,871   $ 21,420   $ 28,253   $ 27,546   $ 47,201
                                          ========   ========   ========   ========   ========
NET INCOME PER COMMON SHARE --(DILUTED):
  Class A Nonvoting.....................  $   2.13   $   0.91   $   1.20   $   1.18   $   2.05
  Class B Voting........................  $   2.10   $   0.88   $   1.17   $   1.15   $   2.02
CASH DIVIDENDS ON:
  Class A Common Stock..................  $   0.84   $   0.80   $   0.76   $   0.72   $   0.68
  Class B Common Stock..................  $   0.81   $   0.77   $   0.73   $   0.69   $   0.65
BALANCE SHEET AT JULY 31:
  Working capital.......................  $131,706   $123,878   $135,764   $123,830   $116,084
  Total assets..........................   694,330    449,519    420,525    393,592    398,134
  Long-term obligations, less current
     maturities.........................   150,019        568      3,751      4,144      4,157
  Stockholders' investment..............   403,315    338,961    324,242    302,579    291,224

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In fiscal 2004, a rebound in its core markets coupled with a general strengthening in the global economy resulted in accelerated sales growth for the Company. The broad success of Company initiatives and cost control efforts resulted in exceptional growth in the bottom line.

     The Company undertook significant efforts to reverse the decline in net income of recent years, including the largest reorganization in Company history. This reorganization, which included shifting from a product-based group structure to a geographic region-based structure, simplified and streamlined both the organization's cost structure and the Company's manner of offering products to customers. This new "one face" of Brady also proved to be one of the catalysts for re-igniting sales growth at less cost in all regions.

     Strategic initiatives including acquisitions, new product development, and global expansion also played key roles in the Company's growth in fiscal 2004. Brady acquired four companies, including Emed Co., Inc. ("EMED") the largest acquisition in Brady's history; invested 3.4 percent of sales in research and development, resulting in the successful launch of a number of proprietary products; and opened new manufacturing facilities in China and Mexico.

     Sales for fiscal 2004 were $671.2 million, up 21 percent from fiscal 2003 sales of $554.9 million. Base sales grew 5 percent. Acquisitions added 10 percent and foreign currency added 6 percent to total sales results. Americas sales increased 14.5 percent, European sales rose 25.2 percent, and sales from the Asia Pacific operations increased 40.4 percent.

     Net income for fiscal 2004 rose 137 percent to $50.9 million or $2.13 per diluted share of Class A Common Stock, compared to $21.4 million or $0.91 per diluted share of Class A Common Stock in fiscal 2003. Fiscal 2003 results included a restructuring charge of $9.6 million before tax ($6.3 million after tax). Fiscal 2004 net income included a $3 million tax benefit from resolution of a tax audit, and charges of $2.2 million after tax related to the restructuring begun in fiscal 2003.

     In conjunction with the EMED acquisition, the Company renegotiated its revolving credit facility and incurred its first fixed rate long-term debt. Brady remains a strong company, with fiscal 2004 cash flow from operations at a record $85 million, up 53 percent from the prior year. The Company also increased its dividend payments to investors for the 19th straight year.

     Management believes that the changes it has made in the past year have put the Company back on track for increased competitiveness, continued growth and increased shareholder value. Due to a continued positive trend in growth in the Company's base business and the recent acquisition of ID Technologies, the Company has increased its guidance for fiscal 2005 to between $770,000,000 and $790,000,000 in sales and net income between $59,000,000 and $62,000,000 for the full fiscal year. Looking long term, the Company intends to continue with its growth strategies of developing proprietary products; making acquisitions that expand its product range, technical expertise or market penetration; and further improving processes to best serve customers.

RESULTS OF OPERATIONS

  YEAR ENDED JULY 31, 2004, COMPARED TO YEAR ENDED JULY 31, 2003

     Sales for fiscal 2004 increased by $116,353,000 or 21.0% from fiscal 2003. Base sales increased $28,319,000 or 5.1% for the same period. The acquisitions of Cleere Advantage Ltd. (February 2003), Aztech Ltd. (August 2003), and B.I.G (November 2003) in the UK; Etimark GmbH (April 2003) in Germany; and TISCOR Inc. (January 2003), Brandon International (September 2003), Prinzing Enterprises, Inc. (October 2003), and EMED (May 2004) in the United States increased sales by $53,747,000 or 9.7% in fiscal 2004 compared to fiscal 2003. The increase in sales was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by $34,287,000 or 6.2% for the period.

     The gross margin as a percentage of sales increased from 50.5% in fiscal 2003 to 51.6% in fiscal 2004. The increase was primarily due to restructuring cost savings from consolidation of facilities and workforce reductions. Additionally, operating costs improved as a percent of sales.

     Research and development expenses as a percentage of sales were unchanged at 3.4%. Research and development spending increases of 22% were offset by a 21% increase in sales. Research and development spending was higher in fiscal 2004 compared to fiscal 2003 due to the timing of large projects. Forecasted expenses for fiscal 2005 include an increase in research and development costs to fund development of new products at a more rapid rate.

     Selling, general and administrative expenses as a percentage of sales decreased to 36.9% in fiscal 2004 from 39.6% in fiscal 2003. The decrease was due primarily to the use of existing resources to service greater sales volume. Additionally, the regionally structured sales force in place in fiscal 2004 was more efficient than the product-specific sales force that existed in fiscal 2003. Due to cost reduction efforts, more visibility was given to selling, general and administrative costs in fiscal 2004.

     Fiscal 2004 expenses included a before tax net restructuring charge of $3,181,000. Approximately $2,900,000 of the charge related to severance costs for employees. The remaining amount was due to asset impairment at facilities, primarily in North America and Europe. The Company does not anticipate any significant restructuring charges in fiscal 2005.

     Fiscal 2003 expenses included a before tax net restructuring charge of $9,589,000, which included a $10,215,000 charge relating primarily to consolidation of sales and marketing resources in North America and Europe, consolidating operating facilities in the United States and Europe, and a workforce reduction. The $10,215,000 charge was partially offset by a $626,000 adjustment to the fiscal 2002 and 2001 restructuring accruals related to favorable settlement of leases upon termination.

     Operating income increased $39,973,000 to $72,122,000 in fiscal 2004. The majority of the increase was due to sales growth, strong cost control, and savings realized from the 2003 restructuring activities. The 2003 operating income included $9,589,000 of restructuring costs.

     Investment and other income decreased $991,000 in fiscal 2004 from the prior year, primarily due to the net effect of foreign exchange rates.

     Interest expense increased $1,110,000 in fiscal 2004 due to the interest on the debt related to the acquisition of EMED.

     Income before income taxes was $70,327,000, an increase of 116.7% from fiscal 2003. The increase was due to increased sales volume and lower restructuring costs in fiscal 2004 as noted in the operating income section above.

     The Company's effective tax rate decreased from 34.0% for fiscal 2003 to 27.7% for fiscal 2004 (31.9% before a $3,000,000 reduction in tax expense related to the completion of the federal income tax audit of fiscal years 2000 through 2002). The improvement in the effective rate was due to a shift in the Company's pre-tax income to lower tax countries. An effective rate of 32% is expected for fiscal 2005.

     Net income was $50,871,000 for fiscal 2004, compared to $21,420,000 for fiscal 2003. Net income included after-tax net restructuring charges of $2,160,000 in fiscal 2004 and $6,329,000 in fiscal 2003.

  YEAR ENDED JULY 31, 2003, COMPARED TO YEAR ENDED JULY 31, 2002

     Sales for fiscal 2003 increased by $37,904,000 or 7.3% from fiscal 2002. Base sales decreased $3,452,000 or 0.7% for the same period. The acquisitions of Safety Signs Service in Australia (November 2001), Cleere Advantage in the United Kingdom (February 2003), Etimark GmbH in Germany (April 2003), and Strandware, Inc. (November 2001), Temtec, Inc (April 2002), and TISCOR, Inc. (January 2003) in the United States increased sales by $14,812,000 or 2.9% in fiscal 2003 compared to fiscal 2002. The increase in sales was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by $26,544,000 or 5.1% for the period.

     The gross margin as a percentage of sales increased from 50.4% to 50.5% in fiscal 2003. The increase was due to the net effect of higher initial production costs of the Company's Globalmark and Visimate products and the temporary disruption of customer service levels in our North American Direct Marketing operations as the Company implemented a new business system during the year. These factors were more than offset by higher relative growth within the Company's higher margin graphics and workplace solutions product area and savings from restructuring activities performed in fiscal 2002 and 2003.

     Research and development expense as a percentage of sales was 3.4%, up from 3.3% in fiscal 2002.

     Selling, general and administrative expenses as a percentage of sales increased to 39.6% in fiscal 2003 from 38.5% in fiscal 2002. The increase was due to higher administrative expenses from acquisitions, higher expenses associated with a system implementation in the Company's direct marketing operations in North America, additional spending in European direct marketing businesses and general cost increases, including pay and benefit cost increases, offset by cost reductions from restructuring activities.

     Fiscal 2003 expenses included a before tax net restructuring charge of $9,589,000, which included a $10,215,000 charge relating primarily to consolidation of sales and marketing resources in North America and Europe, consolidating operating facilities in the United States and Europe, and a workforce reduction. The $10,215,000 charge was partially offset by a $626,000 adjustment to the fiscal 2002 and 2001 restructuring accruals related to favorable settlement of leases upon termination.

     Fiscal 2002 expenses included a before tax net restructuring charge of $2,720,000, consisting of a $3,030,000 charge relating primarily to the consolidation of facilities in Asia/Pacific, United States and Europe and a workforce reduction of approximately 3 percent, partially offset by a $310,000 adjustment to the fiscal 2001 severance accrual.

     Operating income decreased from $41,503,000 to $32,149,000 in fiscal 2003. The majority of the decrease was due to an increase in net charges associated with restructuring activities from $2,720,000 in fiscal 2002 to $9,589,000 in fiscal 2003. The remaining decrease was a result of higher selling, general and administrative expenses as discussed above.

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

BUSINESS SEGMENT OPERATING RESULTS

     Effective August 1, 2003, the Company's organization was restructured from a product focused organization to geographic regions. Management of the Company now evaluates results based on the following geographic regions: Americas, Europe, and Asia. The Company has restated corresponding segment information from its previous group-based structure in prior years.

                                                                           CORPORATE
                                                                              AND
                                          AMERICAS    EUROPE     ASIA     ELIMINATIONS    TOTALS
                                          --------   --------   -------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Year ended July 31, 2004:
  Revenues from external customers......  $341,975   $248,255   $80,989                  $671,219
  Intersegment revenues.................    40,764      2,199     4,165     $(47,128)
  Depreciation and amortization
     expense............................    14,112      3,686     1,136        1,256       20,190
  Profit (loss).........................    61,102     66,404    22,768       (4,696)     145,578
  Assets................................   404,988    138,678    37,348      113,316      694,330
  Expenditures for property, plant and
     equipment..........................     6,679      3,004     3,298        1,911       14,892
Year ended July 31, 2003:
  Revenues from external customers......  $298,844   $198,353   $57,669                  $554,866
  Intersegment revenues.................    33,580      1,995       695     $(36,270)
  Depreciation and amortization
     expense............................    10,398      3,280       740        3,353       17,771
  Profit (loss).........................    43,203     47,469    14,142       (2,812)     102,002
  Assets................................   200,169    112,870    26,627      109,853      449,519
  Expenditures for property, plant and
     equipment..........................     3,188      2,017     2,663        6,570       14,438
Year ended July 31, 2002:
  Revenues from external customers......  $299,927   $164,076   $52,959                  $516,962
  Intersegment revenues.................    30,365        945        32     $(31,342)
  Depreciation and amortization
     expense............................     9,461      3,579       644        2,946       16,630
  Profit (loss).........................    51,545     36,982    14,436       (2,140)     100,823
  Assets................................   190,302     95,609    18,523      116,091      420,525
  Expenditures for property, plant and
     equipment..........................     6,056      3,753       399        2,887       13,095

                                                                   YEAR ENDED JULY 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Profit reconciliation:
  Total profit or loss for reportable segments..............  $150,274   $104,814   $102,963
  Corporate and eliminations................................    (4,696)    (2,812)    (2,140)
  Unallocated amounts:
     Administrative costs...................................   (65,943)   (56,167)   (53,832)
     Goodwill
     Interest-net...........................................      (552)       717        665
     Foreign exchange.......................................    (1,241)      (411)       963
     Restructuring charge, net..............................    (3,181)    (9,589)    (2,720)
     Other..................................................    (4,334)    (4,097)    (2,764)
                                                              --------   --------   --------
       Income before income taxes...........................  $ 70,327   $ 32,455   $ 43,135
                                                              ========   ========   ========

     The Company evaluates performance and allocates resources based on segment profit or loss. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes.

AMERICAS

     Sales in the Americas region increased 14.5% from fiscal 2003 to fiscal 2004, following a decrease of 0.4% from fiscal 2002 to fiscal 2003. Base sales in local currency increased 1.9% from 2003 to 2004 after decreasing 3.0% from 2002 to 2003. The base sales increase in 2004 was aided by strong improvement in the industrial OEM and electronics markets, while the non-residential construction market remained soft. The base sales increase can also be attributed to the addition of several new products including the IDXPERT(TM) labeling system. The acquisitions of TISCOR, Inc., Brandon International, Prinzing Enterprises Inc., and EMED added 11.4% to fiscal 2004 sales. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 1.2% in fiscal 2004 and decreased sales by 0.4% in 2003.

     In the Americas region, segment profit as a percentage of sales increased to 17.9% in 2004 from 14.5% in 2003 driven by the increase in sales volume, profit from acquisitions, combination of sales forces, and continuing productivity and cost savings initiatives. Comparing fiscal 2003 to 2002, segment profit as a percentage of sales decreased from 17.2% to 14.5%, due to the decline in sales and the related impact of our fixed costs over a lower sales volume.

EUROPE

     Sales in the European region increased 25.2% in fiscal 2004 from fiscal 2003 and 20.9% from fiscal 2002 to 2003. Base sales increased 2.5% in fiscal 2004 and 2.6% in fiscal 2003. Foreign currency translation increased the region's sales by 12.7% from fiscal 2003 to 2004 compared to a 15.1% increase from fiscal 2002 to 2003. The acquisitions of Etimark GmbH in Germany, and Cleere Advantage Ltd. and B.I.G in the United Kingdom added 10.0% to the region's sales in fiscal 2004. The acquisitions of Eset and Etimark GmbH in Germany and Cleere Advantage Ltd. in the United Kingdom added 3.2% to the region's sales in fiscal 2003.

     Segment profit as a percentage of sales increased to 26.7% in fiscal 2004 from 23.9% in fiscal 2003 and from 22.5% in fiscal 2002 to 23.9% in fiscal 2003 due to continued operational improvements that offset normal operating expense increases.

ASIA

     Asia sales increased 40.4% in fiscal 2004 from fiscal 2003 and 8.9% from fiscal 2002 to 2003. Base sales increased 30.8% in fiscal 2004 and 2.5% in fiscal 2003. Foreign currency translation increased the region's sales by 9.6% from fiscal 2003 to 2004 compared to a 5.6% increase from fiscal 2002 to 2003. The acquisition of Safety Signs Services in Australia added 0.8% to the region's sales in fiscal 2003. Of the 30.8% increase in Base sales, 74.7% was driven by the growth in China.

     Segment profit as a percentage of sales increased to 28.1% in fiscal 2004 from 24.5% in fiscal 2003 and decreased from 27.3% in fiscal 2002 to 24.5% in fiscal 2003. The growth in profit in fiscal 2004 is a direct result of the sales growth. Additionally, continued investment in the region has begun to yield results. The Company expects continued strong growth in Asia in fiscal 2005, fueled by new initiatives for both geographic and vertical market expansion. The Company continues to add resources to support both market development and new product development targeted at filling the needs of its key markets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $70,368,000 at July 31, 2004, compared to $76,088,000 at July 31, 2003 and $75,969,000 at July 31, 2002. Working capital increased $7,828,000 during fiscal 2004 to $131,706,000. Accounts receivable balances increased $25,160,000 from July 31, 2003 to July 31, 2004. The increase in accounts receivable was due primarily to increased sales volume, foreign currency translation and accounts receivable balances added from acquisitions completed during fiscal 2004. Inventories increased $16,367,000 from July 31, 2003 to July 31, 2004 due to foreign currency translation and acquisitions. Current liabilities increased $28,938,000 due to higher accounts payable associated with increased sales volume and related inventory purchases, higher incentive accrual, and increased operating liabilities associated with acquisitions completed during fiscal 2004.

     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $84,771,000 for fiscal 2004, $55,249,000 for fiscal 2003 and $54,251,000 for fiscal 2002. The increase in operating cash flows from fiscal 2003 to 2004 was primarily due to a $29,451,000 increase in net income.

     Capital expenditures were $14,892,000 in fiscal 2004, $14,438,000 in fiscal 2003 and $13,095,000 in fiscal 2002. Capital expenditures in 2004 included plant additions/expansions in China and facility improvement costs. Capital expenditures in 2003 included further investment in software related to our Eclipse initiative (SAP system implementation), plant additions/expansions in Asia and tooling for additional new products. Capital expenditures in 2002 included tooling for two new products, continued investment in software related to our Eclipse initiative, computers and building improvements in Europe.

     Financing activities provided $147,475,000 of cash in fiscal 2004 and used $16,833,000 in fiscal 2003 and $13,385,000 in fiscal 2002. Cash used for dividends to shareholders was $19,805,000 in fiscal 2004, $17,936,000 in fiscal 2003 and $17,358,000 in fiscal 2002. Cash received from the exercise of stock options was $19,422,000 in fiscal 2004, $4,662,000 in fiscal 2003, and
$5,720,000 in fiscal 2002. The Company also redeemed all of the outstanding preferred stock during fiscal 2003 for $3,026,000, which included a required $171,000 premium paid for the redemption.

     On March 31, 2004, the Company entered into an unsecured $215,000,000 multi-currency revolving loan agreement with a group of five banks. The $215,000,000 was divided between a 5-year credit facility for $125,000,000 and a 364-day credit facility for $90,000,000. On July 6, 2004, the Company permanently reduced the borrowings on the 364-day facility to $0 and closed the facility. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to have interest rates determined based upon the prime rate at Bank of America plus margin or at LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants during 2004. As of July 31, 2004, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that based on historic dividend policy, this restriction would not impede in following a similar dividend policy in the future. As of July 31, 2004, there were no outstanding borrowings on the 5-year revolving loan agreement.

     On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company's acquisition of EMED. The requirement of the notes will be amortized over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company's revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for paying off the debt prior to its maturity date.

     Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 27.1% at July 31, 2004 and 0.2% at July 31, 2003. As mentioned above, the Company borrowed $150,000,000 of long-term debt in conjunction with the purchase of EMED in May 2004.

     The Company believes that its continued strong cash flows and existing borrowing capacity will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have material off-balance sheet arrangements or related party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risks discussed in this filing and presented in other Company filings. However, the following additional information is provided to assist financial statement users.

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

PAYMENTS DUE UNDER CONTRACTUAL OBLIGATIONS

     The Company's future commitments at July 31, 2004 for long-term debt, interest expense, operating lease obligations and purchase commitments are as follows (dollars in thousands):

                                                                                   PURCHASE
YEAR ENDING JULY 31,     LONG-TERM DEBT   INTEREST EXPENSE   OPERATING LEASES   COMMITMENTS(1)     TOTAL
--------------------     --------------   ----------------   ----------------   ---------------   --------
2005...................     $     32          $ 7,710            $ 9,723            $21,300       $ 38,765
2006...................           13            7,710              5,966                 46         13,735
2007...................            6            7,710              3,806                  0         11,522
2008...................       21,429            7,710              2,898                  0         32,037
2009...................       21,429            6,609              1,790                  0         29,828
Thereafter.............      107,142           16,521              2,597                  0        126,260
                            --------          -------            -------            -------       --------
  Total................     $150,051          $53,970            $26,780            $21,346       $252,147
                            ========          =======            =======            =======       ========

---------------

(1) Purchase commitments represent all open purchase orders in the Company's SAP system as of September 22, 2004. The Company believes this is a reasonable estimate of total purchase commitments at July 31, 2004. The Company currently has approximately 73% of its consolidated revenues on SAP.

INFLATION AND CHANGING PRICES

     Essentially all of the Company's revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year and timing differences in instituting price changes and the large amount of part numbers make it virtually impossible to accurately define the impact of inflation on profit margins.

CRITICAL ACCOUNTING POLICIES

  REVENUE RECOGNITION

     The Company recognizes revenue when title and risk of loss have transferred, there is evidence of an arrangement and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The vast majority of the Company's revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company's business and the applicable rules guiding revenue recognition, the Company's revenue recognition practices do not contain estimates that materially affect results of operations.

  RESTRUCTURING

     Restructuring charges relate to the restructuring activities in fiscal 2004, 2003 and 2002. The Company provides forward-looking information about the restructuring activities, including estimated costs and savings. Such disclosures represent management's best estimate, but do require significant estimates that may change over time. However, the specific reserves recorded in each year under the restructuring activities are not considered highly uncertain, as discussed in more detail in Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 -- Financial Statements and Supplementary Data.

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

  GOODWILL AND INTANGIBLE ASSETS

     The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration in the amortization expense of finite-lived intangible assets. In addition, SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other indefinite-lived intangible assets be tested annually for impairment. Changes in management's estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations.

  RESERVES AND ALLOWANCES

     The Company has recorded reserves or allowances for inventory obsolescence, credit memos, allowances for doubtful accounts, incurred but not reported medical claims, pension liabilities, warranty claims, compensated absences, incentive compensation and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

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

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Financial Accounting Standards Board issued FASB Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"), which allows sponsors to elect to defer recognition of the effects of the Act if it has not been concluded whether the benefits under the sponsor's plan are actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, the Company's measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company's plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the first quarter of fiscal 2005.

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

CURRENCY FLUCTUATIONS

     Approximately half of our sales are in foreign currencies, which fluctuate in relationship to one another and to the United States dollar. Fluctuations in currencies can cause transaction, translation and other losses. These fluctuations can have an adverse effect on our reported sales and net income. The Company mitigates the transaction exposure by following a hedge policy where 50% of the intercompany transactions and material trade transactions are hedged via forward contracts.

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

NEW PRODUCTS

     A significant portion of the revenues in each of our recent fiscal years has been represented by sales of products we have introduced within three years prior to the period. Our ability to develop and successfully market new products and to develop, acquire and retain necessary intellectual property rights is therefore, essential to maintaining our growth, which ability cannot be assured.

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

INTELLECTUAL PROPERTY

     We generally rely upon patent, copyright, trademark and trade secret laws in the U.S.A. and in certain other countries, and agreements with our employees and customers to establish and maintain our property rights in our technology and products. However, any of our intellectual property rights could be challenged, invalidated or circumvented. Third parties may claim that we are infringing upon their intellectual property. Even if we do not believe that our products are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

ENVIRONMENTAL

     Some of our operations use substances regulated under various federal, state and foreign laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S.A., even when not subject to local government regulations. However, a failure to comply with applicable standards or the accidental emission of or exposure to hazardous materials could give rise to significant monetary liability. Also, the imposition of new governmental standards or requirements could materially increase our cost of operation.

     New environmental legislation will be implemented in parts of Europe and parts of Asia within the next two years. The first is commonly referred to as the Waste Electrical and Electronic Equipment ("WEEE") Directive, which provides that certain banned substances not be used in electrical and electronic equipment sold by us, and that we have a recycling scheme in place to deal with the disposal of that equipment at its end-of-life. The second of these is commonly referred to as the Restrictions on the Use of Hazardous Substances ("RoHS") Directive, which defines the restricted substances referenced by the WEEE regulation. Some of our products may be governed by these new regulations in the regulated countries in which such products are sold. In addition, some of our products may be sold to customers for inclusion in electrical and electronic equipment products that are regulated under these new regulations. These customers may require that our products meet certain requirements that pertain to their products. It is our policy to meet all applicable requirements. We are currently in the process of testing our products and re-designing them as required to meet these new regulations. We do not believe that the costs of compliance will be material at this time. The imposition of additional compliance requirements could significantly increase our cost of compliance. Failure to comply with this type of regulation could result in a material limitation on the sale of the affected products in regulated countries.

EFFECT OF INTERNATIONAL CONDITIONS

     Our international operations may be significantly influenced by political, economic, regulatory, and environmental/health conditions (including tariffs) in the countries in which we conduct our operations.

OTHER

     Other factors include costs and other effects of computer viruses, availability of electricity, natural gas and other sources of power, interest rate increases; legal and administrative cases and proceedings, settlements, judgments and investigations, claims, and changes in those items; adoption of new or revised accounting policies and practices and the application of such policies and practices; the continued successful implementation of an enterprise-resource-planning system in portions of the business; business reorganizations or combinations; loss of significant contracts or customers; the ability and willingness of purchasers to substitute other products for the products that we distribute; and pricing, purchasing, financing and promotional decisions by intermediaries in the distribution channel.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        BRADY CORPORATION & SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Report of Independent Registered Public Accounting Firm.....  II-16
Financial Statements:
  Consolidated Balance Sheets -- July 31, 2004 and 2003.....  II-17
  Consolidated Statements of Income -- Years Ended July 31,
     2004, 2003 and 2002....................................  II-18
  Consolidated Statements of Stockholders'
     Investment -- Years Ended July 31, 2004, 2003 and
     2002...................................................  II-19
  Consolidated Statements of Cash Flows -- Years Ended July
     31, 2004, 2003 and 2002................................  II-20
  Notes to Consolidated Financial Statements -- Years Ended
     July 31, 2004, 2003 and 2002...........................  II-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brady Corporation:
Milwaukee, Wisconsin

     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2004 and 2003, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

September 7, 2004
Milwaukee, Wisconsin

                       BRADY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2004 AND 2003

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)........................   $ 70,368     $ 76,088
  Accounts receivable, less allowance for losses ($3,869 and
     3,166, respectively)...................................    105,322       80,162
  Inventories (Note 1):
     Finished products......................................     29,616       18,780
     Work-in-process........................................      6,550        5,356
     Raw materials and supplies.............................     16,765       12,428
                                                               --------     --------
       Total inventories....................................     52,931       36,564
  Prepaid expenses and other current assets (Notes 1, 3 and
     4).....................................................     23,302       22,343
                                                               --------     --------
       Total current assets.................................    251,923      215,157
                                                               --------     --------
Other Assets:
  Goodwill (Note 1).........................................    275,897      130,667
  Other intangibles assets (Note 1).........................     45,879        8,836
  Other (Note 4)............................................     34,526       15,619
Property, plant and equipment (Notes 1 and 5):
  Cost:
     Land...................................................      6,242        5,172
     Buildings and improvements.............................     58,850       51,471
     Machinery and equipment................................    153,467      139,007
     Construction in progress...............................      1,468        3,245
                                                               --------     --------
                                                                220,027      198,895
  Less accumulated depreciation.............................    133,922      119,655
                                                               --------     --------
       Property, plant and equipment -- net.................     86,105       79,240
                                                               --------     --------
Total.......................................................   $694,330     $449,519
                                                               ========     ========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................   $ 38,533     $ 28,470
  Wages and amounts withheld from employees.................     41,872       30,619
  Taxes, other than income taxes............................      3,852        2,492
  Accrued income taxes......................................     12,399       11,449
  Other current liabilities (Note 3)........................     23,529       17,320
  Short-term borrowings and current maturities on long-term
     obligations (Note 5)...................................         32          929
                                                               --------     --------
       Total current liabilities............................    120,217       91,279
Long-term obligations, less current maturities (Note 5).....    150,019          568
Other liabilities (Note 3)..................................     20,779       18,711
                                                               --------     --------
       Total liabilities....................................    291,015      110,558
                                                               --------     --------
Stockholders' Investment (Notes 1 and 6):
  Common Stock:
     Class A Nonvoting -- Issued 22,345,399 and 21,558,265
      shares, respectively (aggregate liquidation preference
      of $37,316 and $36,002 at July 31, 2004 and 2003,
      respectively).........................................        224          216
     Class B Voting -- Issued and outstanding 1,769,314
      shares................................................         18           18
  Additional paid-in capital................................     72,865       47,464
  Earnings retained in the business.........................    322,224      290,805
  Treasury stock -- 34,657 and 18,262 shares, respectively
     of Class A nonvoting common stock, at cost.............     (1,074)        (509)
  Cumulative other comprehensive income.....................      9,340        1,595
  Other.....................................................       (282)        (628)
                                                               --------     --------
       Total stockholders' investment.......................    403,315      338,961
                                                               --------     --------
Total.......................................................   $694,330     $449,519
                                                               ========     ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net Sales (Note 1)..........................................  $671,219   $554,866   $516,962
Operating Expenses:
  Cost of products sold.....................................   324,888    274,593    256,186
  Research and development..................................    23,028     18,873     17,271
  Selling, general and administrative.......................   248,000    219,662    199,282
  Restructuring charge -- net (Note 10).....................     3,181      9,589      2,720
                                                              --------   --------   --------
     Total operating expenses...............................   599,097    522,717    475,459
                                                              --------   --------   --------
Operating Income............................................    72,122     32,149     41,503
Other Income (Expense):
  Investment and other (expense) income -- net..............      (564)       427      1,714
  Interest (expense)........................................    (1,231)      (121)       (82)
                                                              --------   --------   --------
     Net other income (expense).............................    (1,795)       306      1,632
                                                              --------   --------   --------
Income Before Income Taxes..................................    70,327     32,455     43,135
Income Taxes (Notes 1 and 4)................................    19,456     11,035     14,882
                                                              --------   --------   --------
Net Income..................................................  $ 50,871   $ 21,420   $ 28,253
                                                              ========   ========   ========
Net Income Per Common Share (Notes 6 and 8):
  Class A Nonvoting:
     Basic..................................................  $   2.15   $   0.92   $   1.22
                                                              ========   ========   ========
     Diluted................................................  $   2.13   $   0.91   $   1.20
                                                              ========   ========   ========
  Class B Voting:
     Basic..................................................  $   2.12   $   0.89   $   1.19
                                                              ========   ========   ========
     Diluted................................................  $   2.10   $   0.88   $   1.17
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                      EARNINGS                  OTHER
                                                         ADDITIONAL   RETAINED              COMPREHENSIVE               TOTAL
                                    PREFERRED   COMMON    PAID-IN      IN THE    TREASURY      INCOME               COMPREHENSIVE
                                      STOCK     STOCK     CAPITAL     BUSINESS    STOCK        (LOSS)       OTHER      INCOME
                                    ---------   ------   ----------   --------   --------   -------------   -----   -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balances at July 31, 2001.........   $ 2,855     $229     $35,806     $276,779   $  (132)     $(12,016)     $(942)
  Net income......................                                      28,253                                         $28,253
  Net currency translation
    adjustment....................                                                               4,351                   4,351
                                                                                                                       -------
      Total comprehensive
        income....................                                                                                     $32,604
                                                                                                                       =======
  Issuance of 207,054 shares of
    Class A Common Stock under
    stock option plan.............                  3       4,885
  Other...........................                                                                            694
  Tax benefit from exercise of
    stock options.................                            835
  Cash dividends on Preferred
    Stock:
    1979 series -- $10 a share....                                        (220)
    6% and 1972 series -- $6 a
      share.......................                                         (39)
  Cash dividends on Common Stock:
    Class A -- $.76 a share.......                                     (15,807)
    Class B -- $.73 a share.......                                      (1,292)
                                     -------     ----     -------     --------   -------      --------      -----
Balances at July 31, 2002.........   $ 2,855     $232     $41,526     $287,674   $  (132)     $ (7,665)     $(248)
  Net income......................                                      21,420                                         $21,420
  Net currency translation
    adjustment....................                                                               9,260                   9,260
                                                                                                                       -------
      Total comprehensive
        income....................                                                                                     $30,680
                                                                                                                       =======
  Issuance of 201,660 shares of
    Class A Common Stock under
    stock option plan.............                  2       4,660
  Other (Note 6)..................                            669                                            (380)
  Tax benefit from exercise of
    stock options.................                            609
  Redemption of Preferred Stock...    (2,855)                             (171)
  Purchase of 13,714 shares of
    Class A Common Stock..........                                                  (377)
  Cash dividends on Common Stock:
    Class A -- $.80 a share.......                                     (16,762)
    Class B -- $.77 a share.......                                      (1,356)
                                     -------     ----     -------     --------   -------      --------      -----
Balances at July 31, 2003.........   $    --     $234     $47,464     $290,805   $  (509)     $  1,595      $(628)
  Net income......................                                      50,871                                         $50,871
  Net currency translation
    adjustment and other..........                                                               7,745                   7,745
                                                                                                                       -------
      Total comprehensive
        income....................                                                                                     $58,616
                                                                                                                       =======
  Issuance of 803,529 shares of
    Class A Common Stock under
    stock option plan.............                  8      19,414
  Other (Note 6)..................                                                                            346
  Tax benefit from exercise of
    stock options.................                          4,406
  Purchase of 16,395 shares of
    Class A Common Stock..........                                                  (565)
  Stock-based compensation
    expense.......................                          1,581
  Cash dividends on Common Stock:
    Class A -- $.84 a share.......                                     (18,025)
    Class B -- $.81 a share.......                                      (1,427)
                                     -------     ----     -------     --------   -------      --------      -----
Balances at July 31, 2004.........   $    --     $242     $72,865     $322,224   $(1,074)     $  9,340      $(282)
                                     =======     ====     =======     ========   =======      ========      =====

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                2004        2003       2002
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating Activities:
  Net income................................................  $  50,871   $ 21,420   $ 28,253
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     20,190     17,771     16,630
    Loss on sale of property, plant and equipment...........        321         55      1,166
    Provision for losses on accounts receivable.............        797      1,523      2,467
    Non-cash portion of stock-based compensation expense....      1,927        289        694
    Net restructuring charge accrued liability..............      3,221      6,926      2,239
    Changes in operating assets and liabilities (net of
      effects of business acquisitions):
      Accounts receivable...................................    (11,326)     4,334     (3,057)
      Inventory.............................................     (6,791)     4,140      4,895
      Prepaid expenses and other assets.....................        796     (1,179)    (1,538)
      Accounts payable and accrued liabilities..............     13,707     (4,007)       923
      Income taxes..........................................      4,013      5,244        453
      Deferred income taxes.................................      5,172     (1,915)       449
      Other liabilities.....................................      1,873        648        677
                                                              ---------   --------   --------
         Net cash provided by operating activities..........     84,771     55,249     54,251
                                                              ---------   --------   --------
Investing Activities:
  Acquisitions of businesses, net of cash acquired..........   (228,928)   (23,912)   (12,749)
  Purchases of property, plant and equipment................    (14,892)   (14,438)   (13,095)
  Termination of capital lease..............................         --       (791)        --
  Proceeds from sale of property, plant and equipment.......        448        257        776
  Other.....................................................     (1,533)        68        534
                                                              ---------   --------   --------
         Net cash used in investing activities..............   (244,905)   (38,816)   (24,534)
                                                              ---------   --------   --------
Financing Activities:
  Payment of dividends......................................    (19,805)   (17,936)   (17,358)
  Proceeds from issuance of common stock....................     19,422      4,662      5,720
  Principal payments on debt................................   (161,578)      (327)    (1,747)
  Proceeds from debt........................................    310,000         --         --
  Payment for redemption of preferred stock.................         --     (2,855)        --
  Purchase of treasury stock................................       (564)      (377)        --
                                                              ---------   --------   --------
         Net cash used in financing activities..............    147,475    (16,833)   (13,385)
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................      6,939        519     (3,174)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     (5,720)       119     13,158
Cash and cash equivalents, beginning of year................     76,088     75,969     62,811
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  70,368   $ 76,088   $ 75,969
                                                              =========   ========   ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest................................................  $     506   $     43   $    175
    Income taxes, net of refunds............................     10,977     12,789     15,176
  Acquisitions:
    Fair value of assets acquired, net of cash..............  $  96,656   $ 14,430   $  5,667
    Liabilities assumed.....................................     (8,674)    (8,146)    (1,789)
    Goodwill................................................    140,946     17,628      8,871
                                                              ---------   --------   --------
    Net cash paid for acquisitions..........................  $ 228,928   $ 23,912   $ 12,749
                                                              =========   ========   ========
  Termination of capital lease:
    Disposition of capital assets...........................         --     (2,574)        --
    Settlement of capital lease liability...................         --      3,365         --
                                                              ---------   --------   --------
    Net cash paid for termination of capital lease..........  $      --   $    791   $     --
                                                              =========   ========   ========

                See notes to consolidated financial statements.

                       BRADY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

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

     Fair Value of Financial Instruments -- The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature.

     Cash Equivalents -- The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out ("LIFO") method for certain inventories (approximately 36% of total inventories at July 31, 2004 and 2003) and the first-in, first-out ("FIFO") method for other inventories. The carrying value of domestic inventories stated at FIFO cost exceeded the value of such inventories stated at LIFO cost by $7,452,000 and $7,494,000 at July 31, 2004 and 2003, respectively.

     Depreciation -- The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years.

     Intangible Assets -- The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis, over the estimated periods benefited. Goodwill is evaluated annually for impairment based on valuation models that incorporate expected future cash flows and profitability projections.

     Changes in the carrying amount of goodwill for the years ended July 31, 2004 and 2003, are as follows:

                                    AMERICAS       EUROPE         ASIA         TOTAL
                                  ------------   -----------   ----------   ------------
Balance as of July 31, 2002.....  $ 73,387,000   $32,501,000   $2,165,000   $108,053,000
  Goodwill acquired during the
     period.....................    10,747,000     6,881,000           --     17,628,000
  Translation adjustments and
     other......................       133,000     4,438,000      415,000      4,986,000
                                  ------------   -----------   ----------   ------------
Balance as of July 31, 2003.....  $ 84,267,000   $43,820,000   $2,580,000   $130,667,000
                                  ============   ===========   ==========   ============
  Goodwill acquired during the
     period.....................   132,593,000     8,353,000           --    140,946,000
  Translation adjustments and
     other......................       456,000     3,675,000      153,000      4,284,000
                                  ------------   -----------   ----------   ------------
Balance as of July 31, 2004.....  $217,316,000   $55,848,000   $2,733,000   $275,897,000
                                  ============   ===========   ==========   ============

     Goodwill increased by $145,230,000 during the year ended July 31, 2004, including an increase of $4,284,000 attributable to the effects of foreign currency translation and other. The acquisitions of Brandon

                       BRADY CORPORATION AND SUBSIDIARIES

International, Inc., Prinzing Enterprises, Inc., B.I.G. and Emed Co, Inc. ("EMED") resulted in $6,624,000, $12,065,000, $8,353,000 and $113,904,000 of
additional goodwill, respectively.

     Goodwill increased by $22,614,000 during the year ended July 31, 2003, including an increase of $4,986,000 attributable to the effects of foreign currency translation and other. The acquisitions of TISCOR Inc. ("TISCOR"), Cleere Advantage Ltd., Etimark GmbH and Aztech Systems resulted in $8,191,000, $2,169,000, $4,132,000 and $580,000 of additional goodwill, respectively. An additional payment of $2,000,000 related to the fiscal 2002 Temtec, Inc. acquisition was earned and paid during fiscal 2003, resulting in additional goodwill of $2,000,000. Lastly, a holdback payment and a purchase accounting adjustment related to the fiscal 2002 acquisitions of Strandware, Inc. and Temtec, Inc., respectively, resulted in additional goodwill of $556,000.

     Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows:

                                                     JULY 31, 2004                              JULY 31, 2003
                          WEIGHTED      ----------------------------------------   ---------------------------------------
                          AVERAGE          GROSS                                      GROSS
                        AMORTIZATION     CARRYING     ACCUMULATED     NET BOOK      CARRYING     ACCUMULATED     NET BOOK
                       PERIOD (YEARS)     AMOUNT      AMORTIZATION      VALUE        AMOUNT      AMORTIZATION     VALUE
                       --------------   -----------   ------------   -----------   -----------   ------------   ----------
Patents...............       16         $ 6,450,000   $(3,967,000)   $ 2,483,000   $ 5,816,000   $(3,360,000)   $2,456,000
Trademarks and
  other...............      N/A          15,290,000      (825,000)    14,465,000     1,104,000      (769,000)      335,000
Customer
  relationships.......        7          28,203,000    (1,644,000)    26,559,000     3,491,000      (205,000)    3,286,000
Purchased software....        5           2,339,000      (894,000)     1,445,000     2,337,000      (475,000)    1,862,000
Non-compete
  agreements..........        3           3,130,000    (2,203,000)       927,000     2,658,000    (1,761,000)      897,000
                                        -----------   ------------   -----------   -----------   ------------   ----------
  Total...............        8         $55,412,000   $(9,533,000)   $45,879,000   $15,406,000   $(6,570,000)   $8,836,000
                                        ===========   ============   ===========   ===========   ============   ==========

     The increase of trademarks and other in 2004 relates mainly to the acquisitions of EMED and B.I.G., which added $13,900,000 and $473,000, respectively.

     The increase in customer relationships in 2004 relates mainly to the acquisition of EMED and B.I.G., which added $21,100,000 and $2,300,000, respectively. In 2003 the acquisition of TISCOR added $2,900,000.

     Amortization expense of intangible assets during fiscal 2004 and 2003 was $2,965,000 and $1,539,000, respectively. The amortization over each of the next five fiscal years is projected to be $5,314,000, $5,036,000, $4,868,000,
$4,568,000 and $4,441,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

     Impairment of Long-Lived Assets -- The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis.

     Impairment of Goodwill -- The Company evaluates goodwill under SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on at least an annual basis.

     The Company performed its annual assessments in the fourth quarter of each year. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to their respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash

                       BRADY CORPORATION AND SUBSIDIARIES
flow analyses. Because the estimated fair value of each of the Company's reporting units exceeded their carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2004.

     Catalog Costs -- Catalog costs are initially capitalized and amortized over the estimated useful lives of the publications (generally eight months). At July 31, 2004 and 2003, $11,167,000 and $8,507,000, respectively of prepaid catalog costs were included in prepaid expenses and other current assets.

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

     Sales Incentives -- In accordance with the Financial Accounting Standard Board's ("FASB's") Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," we account for cash consideration (such as sales incentives and cash discounts) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense.

     Shipping and Handling Fees and Costs -- The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Under EITF No. 00-10 amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold.

     Advertising Costs -- Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2004, 2003 and 2002 were $46,143,000, $43,833,000 and $42,197,000, respectively.

     Stock Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation; however, it allows entities to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for its stock based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," requires certain disclosures, including pro forma net income and net income per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has adopted SFAS No. 123 through disclosure with respect to employee stock-based compensation.

     If the Company had elected to recognize compensation cost for the Stock Option Plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by

                       BRADY CORPORATION AND SUBSIDIARIES

SFAS No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:

                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
                                                              (EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported...............................................  $50,871   $21,420   $28,253
  Stock-based compensation expense recorded, net of tax
     effect.................................................    1,133       194       416
  Pro-forma expense, net of tax effect......................   (2,377)   (2,232)   (2,454)
                                                              -------   -------   -------
  Pro-forma net income, net of tax effect...................  $49,627   $19,382   $26,215
                                                              =======   =======   =======
Net income per Class A Common Share:
Basic:
  As reported...............................................  $  2.15   $  0.92   $  1.22
  Pro-forma adjustments.....................................    (0.05)    (0.09)    (0.09)
  Pro-forma net income per share............................     2.10      0.83      1.13
Diluted:
  As reported...............................................  $  2.13   $  0.91   $  1.20
  Pro-forma adjustments.....................................    (0.05)    (0.09)    (0.09)
  Pro-forma net income per share............................     2.08      0.82      1.11
Net income per Class B Common Share:
Basic:
  As reported...............................................  $  2.12   $  0.89   $  1.19
  Pro-forma adjustments.....................................    (0.05)    (0.09)    (0.09)
  Pro-forma net income per share............................     2.07      0.80      1.10
Diluted:
  As reported...............................................  $  2.10   $  0.88   $  1.17
  Pro-forma adjustments.....................................    (0.05)    (0.09)    (0.09)
  Pro-forma net income per share............................     2.05      0.79      1.08

     The fair value of stock options used to compute pro-forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal years 2004, 2003 and 2002 as follows:

                                                               2004         2003         2002
                                                            ----------   ----------   ----------
Risk-free interest rate...................................         2.6%         3.2%         5.4%
Expected volatility.......................................        36.5%        38.5%        37.5%
Dividend yield............................................         2.5%         2.4%         2.3%
Expected option life......................................   4.0 years    5.0 years    4.6 years
Weighted average estimated fair value at grant date.......       $8.81        $9.62       $10.37

     Research and Development -- Amounts expended for research and development are expensed as incurred.

     Foreign Currency Translation -- Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted

                       BRADY CORPORATION AND SUBSIDIARIES
average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.

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

     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2004 and 2003 was not material.

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

     New Accounting Standards -- On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced a prescription drug benefit program under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Certain accounting issues raised by the Act, such as how to account for the federal subsidy, are not explicitly addressed by SFAS Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Financial Accounting Standards Board issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" ("FSP No. 106-2"), which allows sponsors to elect to defer recognition of the effects of the Act if it has not been concluded whether the benefits under the sponsor's plan are actuarially equivalent to Medicare Part D. In accordance with FSP No. 106-2, the Company's measures of the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost do not reflect the effects of the subsidy, because it has not yet been concluded whether the benefits under the Company's plan are actuarially equivalent to Medicare Part D. FSP No. 106-2 will be effective beginning in the first quarter of fiscal 2005.

                       BRADY CORPORATION AND SUBSIDIARIES

2.  ACQUISITIONS OF BUSINESSES

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

     In January 2003, the Company acquired TISCOR, Inc., located in Poway, California, an innovator in mobile workforce automation solutions, and an industry leader in designing hand-held computer software for technicians performing site and equipment inspections. The purchase price was approximately $13,500,000 in cash. The agreement includes provisions for contingent payments up to a maximum of $3,000,000 based on the earnings of the acquired entity in calendar years 2003 and 2004. No payments have been made to date. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The purchase price resulted in the allocation to intangible assets as follows: $8,200,000 to goodwill, $2,900,000 to customer relationships and $2,100,000 to software.

     In February 2003, the Company acquired Cleere Advantage Ltd., a small printing system distributor located in the United Kingdom. In April 2003, the Company acquired Etimark GmbH, located in Bad Nauheim, Germany, a leading provider of complete barcode solutions including labels, printers, applicators and software for the German market. In July 2003, the Company acquired Aztech Systems, an industrial labeling and signmaking system distributor, located in Yorkshire, England. The combined purchase price for these acquisitions was approximately $8,100,000 in cash. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $6,900,000 to goodwill, $1,300,000 to customer lists, $400,000 to patents and $300,000 to non-compete agreements.

     In September 2003, the Company acquired Brandon International, Inc. ("Brandon") headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. ("Prinzing") located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of badging and business card solutions. The combined purchase price for these acquisitions was approximately $30,700,000 in cash and $1,000,000 to be paid in February 2005. The Prinzing acquisition agreement included provisions for contingent payments up to a maximum $1,500,000 based on certain performance criteria during fiscal year 2004. As of May 2004, these criteria were met and the entire amount was paid to the sellers. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $27,000,000 to goodwill, $500,000 to trademarks, $300,000 to patents, $200,000 to non-compete agreements and $2,900,000 to customer lists.

     On May 20, 2004, the Company completed its acquisition of all of the outstanding securities of EMED for a purchase price of $191,800,000, net of cash acquired. EMED is a direct marketer and manufacturer of identification, safety and facility management products headquartered in Buffalo, New York. The funds used to finance the purchase price came from borrowings on the Company's revolving credit facility and from working capital.

     On May 18, 2004 the Company borrowed $160,000,000 to finance the purchase of EMED. Of the borrowed funds, $90 million was drawn from its 364-day credit facility and $70 million was drawn from its

                       BRADY CORPORATION AND SUBSIDIARIES

5-year credit facility. On June 30, 2004, the Company completed its offering of $150,000,000 in fixed rate 5.14% 10-year debt. The proceeds from this debt, along with $10,000,000 of internally generated funds, were used to pay off the $160,000,000 originally borrowed against the revolving credit facilities.

     The purchase price allocation for EMED has not yet been finalized, but the Company does not expect significant changes from the preliminary allocation set forth below. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The difference between the purchase price of $191,800,000 and the net assets acquired value of $193,800,000 relates to transaction costs.

Current Assets..............................................   $ 40,000,000
Property, Plant & Equipment.................................      6,800,000
Intangibles.................................................     35,300,000
Goodwill....................................................    113,900,000
                                                               ------------
Total Assets Acquired.......................................    196,000,000
Current Liabilities.........................................      2,200,000
                                                               ------------
Net Assets Acquired.........................................   $193,800,000
                                                               ============

     The following unaudited pro-forma combined information, assuming the EMED acquisition was completed on August 1, 2002, is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, or the results that may be obtained in the future.

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Net Sales...................................................   $714,848     $611,938
                                                               ========     ========
Net Income..................................................   $ 57,091     $ 29,051
                                                               ========     ========
Reported net income per share: Class A
  Basic.....................................................       2.15         0.92
  Diluted...................................................       2.13         0.91
Pro-forma net income per share: Class A
  Basic.....................................................       2.42         1.25
  Diluted...................................................       2.39         1.24
Reported net income per share: Class B
  Basic.....................................................       2.12         0.89
  Diluted...................................................       2.10         0.88
Pro-forma net income per share: Class B
  Basic.....................................................       2.38         1.22
  Diluted...................................................       2.35         1.21

     Of the $35,300,000 of acquired intangible assets, $13,900,000 was assigned to trademarks that are not subject to amortization, $21,100,000 was assigned to customer relationships and is being amortized over 7 years and $300,000 was assigned to non-compete agreements, which are amortized over 2 years. Goodwill of $107,000,000 is expected to be deductible for tax purposes over a ten-year period.

     In August 2004 the Company acquired ID Technologies, a Singapore based manufacturer and supplier of pressure sensitive die-cut components and labeling products with annual sales of approximately $24,000,000.

                       BRADY CORPORATION AND SUBSIDIARIES

     The results of the operations of the acquired businesses have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.

3.  EMPLOYEE BENEFIT PLANS

     The Company provides postretirement medical, dental and vision benefits (the "Plan") for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee's age and service at retirement.

     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company funds benefit costs on a pay-as-you-go basis.

     During fiscal 2004 there was a change in the Plan relating to deductibles and co-payment amounts and is reported under plan amendments. The change reduced the accumulated benefits obligation by $552,000 during the year ended July 31, 2004.

     The following table provides a reconciliation of the changes in the Plan's accumulated benefit obligations during the years ended July 31, 2004, and 2003:

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Obligation at beginning of fiscal year......................   $11,413      $11,144
Service cost................................................       866          658
Plan amendments.............................................      (552)          --
Interest cost...............................................       719          726
Actuarial loss (gain).......................................       797         (639)
Benefit payments............................................      (637)        (476)
                                                               -------      -------
Obligation at end of fiscal year............................   $12,606      $11,413
                                                               =======      =======

     The following table shows the unfunded status of the Plan as of July 31, 2004 and 2003:

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Unfunded status at July 31..................................   $12,606      $11,413
Unrecognized net actuarial gain.............................       997        1,848
Unrecognized prior service gain (loss)......................       376         (197)
                                                               -------      -------
Accumulated postretirement benefit obligation liability.....   $13,979      $13,064
                                                               =======      =======

                       BRADY CORPORATION AND SUBSIDIARIES

     The following table provides the components of net periodic benefit cost for the Plan for fiscal years 2004, 2003 and 2002:

                                                               YEARS ENDED JULY 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost included the
  following components:
  Service cost -- benefits attributed to service during the
     period................................................  $  866   $  658   $  628
  Prior service cost.......................................      22       22       22
  Interest cost on accumulated postretirement benefit
     obligation............................................     719      726      790
  Amortization of unrecognized gain........................     (54)    (182)     (30)
                                                             ------   ------   ------
Periodic postretirement benefit cost.......................  $1,553   $1,224   $1,410
                                                             ======   ======   ======

     The expected future benefit payments are $690,800 in 2005, $789,900 in 2006, $890,300 in 2007, $1,008,000 in 2008, $1,125,300 in 2009 and $38,233,000
in 2010 and beyond.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2004 was 12.0% trending down 1.0% per year reaching 6.0% at July 31, 2010 and then dropping to 5.5% in 2011 and after. The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation at July 31, 2003 was 9.0% trending down 0.5% per year reaching 6.0% at July 31, 2010 and then dropping to 5.5% in 2011 and after.

     The weighted average discount rates used in determining the accumulated postretirement benefit obligation was 6.0% for both 2004 and 2003.

     If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2004 would be increased by $236,600 and decreased by $279,300, respectively. The effect of a 1% increase or decrease in the health care cost trend rate assumption on the sum of the service cost and interest cost would be increased by $61,100 and decreased by $70,400, respectively. If the health care cost trend rate assumptions were increased by 1% or decreased by 1%, the accumulated postretirement benefit obligation as of July 31, 2003 would be increased by $214,200 and decreased by $214,200, respectively. The effect of a 1% increase or decrease in the health care cost trend rate assumption on the sum of the service cost and interest cost would be increased by $53,300 and decreased by $53,300, respectively.

     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2004 and 2003, $4,701,000 and $3,497,000,
respectively, of accrued profit-sharing contributions were included in other current liabilities.

     The Company also has deferred compensation plans for directors, officers and key executives. At July 31, 2004 and 2003, $5,883,000 and $5,462,000,
respectively, of deferred compensation was included in current and other long-term liabilities.

     During fiscal 1998, the Company adopted a new deferred compensation plan that invests solely in shares of the Company's Class A Nonvoting Common Stock. Participants in the old phantom stock plan were allowed to convert their balances in the old plan to this new plan. The new plan was funded initially by the issuance of 372,728 shares of Class A Nonvoting Common Stock to a Rabbi Trust. All deferrals into the new plan result in purchases of Class A Nonvoting Common Stock by the Rabbi Trust. No deferrals are allowed

                       BRADY CORPORATION AND SUBSIDIARIES
into the old plan. Shares held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.

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

     The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $10,870,000, $8,506,000, and $8,918,000 during the years ended July 31, 2004, 2003 and 2002, respectively.

     Previously the Company had a voluntary employee benefit trust for the purpose of funding employee medical benefits and certain other employee benefits. At July 31, 2003 and 2002, $2,428,000, and $4,142,000, respectively, of payments to the trust to fund such benefits was included in prepaid expenses and other current assets.

4.  INCOME TAXES

     Income taxes consist of the following:

                                                             YEARS ENDED JULY 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Currently payable:
  Federal...............................................  $ 2,645   $ 1,556   $   408
  Foreign...............................................   10,903    10,329    13,421
  State.................................................      736     1,065       605
                                                          -------   -------   -------
                                                           14,284    12,950    14,434
                                                          -------   -------   -------
Deferred provision (credit):
  Federal...............................................    1,075    (2,004)    3,290
  Foreign...............................................    3,558       851    (3,319)
  State.................................................      539      (762)      477
                                                          -------   -------   -------
                                                            5,172    (1,915)      448
                                                          -------   -------   -------
Total...................................................  $19,456   $11,035   $14,882
                                                          =======   =======   =======

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

     Pre-tax income consists of the following:

                                                             YEARS ENDED JULY 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
United States...........................................  $15,911   $ 3,371   $15,269
Foreign.................................................   54,416    29,084    27,866
                                                          -------   -------   -------
  Total.................................................  $70,327   $32,455   $43,135
                                                          =======   =======   =======

                       BRADY CORPORATION AND SUBSIDIARIES

     The approximate tax effects of temporary differences are as follows:

                                                                 JULY 31, 2004
                                                        --------------------------------
                                                        ASSETS    LIABILITIES    TOTAL
                                                        -------   -----------   --------
                                                             (DOLLARS IN THOUSANDS)
Inventories...........................................  $ 2,675                 $  2,675
Prepaid catalog costs.................................             $ (1,559)      (1,559)
Employee benefits.....................................    2,034                    2,034
Allowance for doubtful accounts.......................      490                      490
Other, net............................................    2,469                    2,469
                                                        -------    --------     --------
  Current.............................................    7,668      (1,559)       6,109
                                                        -------    --------     --------
Depreciation and amortization.........................              (11,717)     (11,717)
Intangibles...........................................   26,433                   26,433
Capitalized R&D expenditures..........................    3,733                    3,733
Deferred compensation.................................    7,214                    7,214
Postretirement benefits...............................    6,233                    6,233
Currency translation adjustment.......................               (4,432)      (4,432)
Tax loss carryforwards................................    5,534                    5,534
Less valuation allowance..............................   (5,534)                  (5,534)
Other, net............................................    1,373                    1,373
                                                        -------    --------     --------
  Noncurrent..........................................   44,986     (16,149)      28,837
                                                        -------    --------     --------
  Total...............................................  $52,654    $(17,708)    $ 34,946
                                                        =======    ========     ========

                                                                 JULY 31, 2003
                                                        --------------------------------
                                                        ASSETS    LIABILITIES    TOTAL
                                                        -------   -----------   --------
                                                             (DOLLARS IN THOUSANDS)
Inventories...........................................  $ 2,906                 $  2,906
Prepaid catalog costs.................................             $ (1,592)      (1,592)
Employee benefits.....................................    4,011        (675)       3,336
Allowance for doubtful accounts.......................      236                      236
Other, net............................................    2,579                    2,579
                                                        -------    --------     --------
  Current.............................................    9,732      (2,267)       7,465
                                                        -------    --------     --------
Depreciation and amortization.........................              (10,529)     (10,529)
Capital R&D expenditures..............................    6,880                    6,880
Deferred compensation.................................    6,906                    6,906
Postretirement benefits...............................    5,871                    5,871
Currency translation adjustment.......................    1,304                    1,304
Tax loss carryforwards................................    6,534                    6,534
Less valuation allowance..............................   (6,274)                  (6,274)
Other, net............................................    1,382                    1,382
                                                        -------    --------     --------
  Noncurrent..........................................   22,603     (10,529)      12,075
                                                        -------    --------     --------
  Total...............................................  $32,335    $(12,796)    $ 19,539
                                                        =======    ========     ========

                       BRADY CORPORATION AND SUBSIDIARIES

     The change in the valuation allowance was ($740,000), $1,627,000, and $930,000 in fiscal 2004, 2003 and 2002, respectively.

     A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

                                                             YEARS ENDED JULY 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Tax at statutory rate...................................  $24,614   $11,359   $15,097
State income taxes, net of Federal tax benefit..........      813       197       583
International losses with no related tax benefits.......      271       992     1,447
International rate differential.........................   (5,085)   (1,221)   (1,099)
Rate variances arising from foreign subsidiary
  distributions.........................................      986        13      (564)
Resolution of prior period tax matters..................   (2,973)       --        --
Other, net..............................................      830      (305)     (582)
                                                          -------   -------   -------
Total income tax provision..............................  $19,456   $11,035   $14,882
                                                          =======   =======   =======
Effective tax rate......................................     27.7%     34.0%     34.5%
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

     The cumulative undistributed earnings of such companies at July 31, 2004 amounted to approximately $140,332,000. If all such undistributed earnings were remitted, an additional provision for foreign income taxes of $15,968,000 would be required.

5.  LONG-TERM OBLIGATIONS

     On March 31, 2004, the Company entered into an unsecured $215,000,000 multicurrency revolving loan agreement with a group of five banks. The $215 million was divided between a 5-year credit facility for $125 million and a 364-day credit facility for $90 million. On July 6, 2004, the Company permanently reduced the borrowings on the 364-day facility to $0 and closed the facility. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to have interest rates determined based upon the prime rate at Bank of America plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior year, totalling approximately $50 million in 2005. The Company believes that based on historic dividend policy, this restriction will not impede it from following a similar dividend policy in the future. As of July 31, 2004, there were no outstanding borrowings on the 5-year revolving loan agreement.

     On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company's acquisition of EMED. The notes will be repaid over 7 years beginning in 2008 with interest payable on the notes due semiannually on June 28 and December 28 beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under

                       BRADY CORPORATION AND SUBSIDIARIES
the Company's revolving credit facilities. The debt does have certain prepayment penalties for paying the debt prior to its maturity date.

     Long-term obligations consist of the following:

                                                                     JULY 31,
                                                              -----------------------
                                                                 2004         2003
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Various bank loans..........................................   $     51      $1,497
Fixed Debt..................................................    150,000          --
                                                               --------      ------
                                                                150,051       1,497
Less current maturities.....................................         32         929
                                                               --------      ------
                                                               $150,019      $  568
                                                               ========      ======

     The fair value of the Company's long-term obligations approximates $152,000,000. The fair value of the Company's long-term obligations is estimated based on quoted market prices for the same or similar issue and on the current rates offered for debt of the same maturities.

     Maturities on long-term debt are as follows:

YEARS ENDING JULY 31
--------------------                                           (DOLLARS IN THOUSANDS)
2005........................................................          $     32
2006........................................................                13
2007........................................................                 6
2008........................................................            21,429
2009........................................................            21,429
Thereafter..................................................           107,142
                                                                      --------
Total.......................................................          $150,051
                                                                      ========

     The company made interest payments of $506,000 in fiscal 2004.

                       BRADY CORPORATION AND SUBSIDIARIES

6.  STOCKHOLDERS' INVESTMENT

     Information as to the Company's capital stock at July 31, 2004 and 2003 is as follows:

                                                      JULY 31, 2004                            JULY 31, 2003
                                          --------------------------------------   --------------------------------------
                                            SHARES        SHARES                     SHARES        SHARES
                                          AUTHORIZED      ISSUED       AMOUNT      AUTHORIZED      ISSUED       AMOUNT
                                          -----------   ----------   -----------   -----------   ----------   -----------
                                                                     (DOLLARS IN                              (DOLLARS IN
                                                                     THOUSANDS)                               THOUSANDS)
                                                                     -----------                              -----------
Preferred Stock, $.01 par value.........    5,000,000                                5,000,000
Cumulative Preferred Stock:
  6% Cumulative.........................        5,000                                    5,000
  1972 Series...........................       10,000                                   10,000
  1979 Series...........................       30,000                                   30,000
Common Stock, $.01 par value:
  Class A Nonvoting.....................  100,000,000   22,345,399      $224       100,000,000   21,558,265      $216
  Class B Voting........................   10,000,000    1,769,314        18        10,000,000    1,769,314        18
                                                                        ----                                     ----
                                                                        $242                                     $234
                                                                        ====                                     ====

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

                       BRADY CORPORATION AND SUBSIDIARIES

     The following is a summary of other activity in stockholders' investment for the years ended July 31, 2002, 2003 and 2004:

                                             UNEARNED                    SHARES HELD
                                            RESTRICTED     DEFERRED        IN RABBI
                                              STOCK      COMPENSATION   TRUST, AT COST   TOTAL
                                            ----------   ------------   --------------   -----
                                                          (DOLLARS IN THOUSANDS)
Balances July 31, 2001....................    $(942)       $14,271         $(14,271)     $(942)
                                              =====        =======         ========      =====
Sale of 15,545 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation plan...                    (609)             609
Purchase of 22,859 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan....................................                     670             (670)
Amortization of restricted stock..........      694                                        694
                                              -----        -------         --------      -----
Balances July 31, 2002....................    $(248)       $14,332         $(14,332)     $(248)
                                              =====        =======         ========      =====
Sale of 14,213 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation plan...                    (430)             430
Purchase of 26,798 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan....................................                     823             (823)
Issuance of restricted stock..............     (670)                                      (670)
Amortization of restricted stock..........      290                                        290
                                              -----        -------         --------      -----
Balances July 31, 2003....................    $(628)       $14,725         $(14,725)     $(628)
                                              =====        =======         ========      =====
Sale of 13,577 shares of Class A Common
  Stock purchased by the Rabbi Trust
  related to deferred compensation plan...                    (411)             411
Purchase of 23,315 shares of Class A
  Common Stock purchased by the Rabbi
  Trust related to deferred compensation
  plan....................................                     880             (880)
Amortization of restricted stock..........      346                                        346
                                              -----        -------         --------      -----
Balances July 31, 2004....................    $(282)       $15,194         $(15,194)     $(282)
                                              =====        =======         ========      =====

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

                       BRADY CORPORATION AND SUBSIDIARIES

     Changes in the options are as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                                      OPTIONS     EXERCISE
                                                   OPTION PRICE     OUTSTANDING    PRICE
                                                  ---------------   -----------   --------
Balance, July 31, 2001..........................  $12.17 - $34.00    2,119,072     $25.24
                                                                    ===========
Options granted.................................   30.38 -  32.00      275,200      31.93
Options exercised...............................   12.17 -  34.00     (207,054)     23.61
Options cancelled...............................   19.19 -  32.00      (28,236)     28.02
                                                                    -----------
Balance, July 31, 2002..........................  $12.17 - $34.00    2,158,982     $26.21
                                                                    ===========
Options granted.................................   26.62 -  32.78      408,300      31.27
Options exercised...............................   12.17 -  32.88     (195,374)     23.86
Options cancelled...............................   28.32 -  34.00      (24,467)     29.52
                                                                    -----------
Balance, July 31, 2003..........................  $12.17 - $34.00    2,347,441     $27.24
                                                                    ===========
Options granted.................................   34.03 -  40.29      471,000      34.57
Options exercised...............................   12.17 -  32.88     (803,529)     24.17
Options cancelled...............................   28.32 -  34.65      (78,670)     31.94
                                                                    -----------
Balance, July 31, 2004..........................  $12.17 - $40.29    1,936,242     $30.10
                                                                    ===========
Available for grant after July 31, 2004.........                       327,667

     There were 1,071,289, 1,505,092 and 1,418,118 options exercisable with a weighted average exercise price of $27.88, $25.57, and $24.39 at July 31, 2004, 2003 and 2002, respectively.

     The following table summarizes information about stock options outstanding at July 31, 2004:

                                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              -----------------------------------------   ----------------------
                                SHARES      WEIGHTED AVERAGE   WEIGHTED     SHARES      WEIGHTED
                              OUTSTANDING      REMAINING       AVERAGE    EXERCISABLE   AVERAGE
          RANGE OF            AT JULY 31,     CONTRACTUAL      EXERCISE   AT JULY 31,   EXERCISE
      EXERCISE PRICES            2004        LIFE -- YEARS      PRICE        2004        PRICE
      ---------------         -----------   ----------------   --------   -----------   --------
Up to $22.99................     183,501          3.7           $20.47       183,501     $20.47
$23.00 - 29.99..............     461,828          5.2            26.12       395,161      26.04
$30.00 and up...............   1,290,913          6.6            32.90       492,627      31.64
                              -----------                                 -----------
     Total..................   1,936,242          6.0           $30.10     1,071,289     $27.66
                              ===========                                 ===========

7.  SEGMENT INFORMATION

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, not including administrative costs, interest, foreign exchange gain or loss and nonrecurring items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are geographical regions that are each managed separately. Due to the change to a regional management structure at the beginning of fiscal 2004, the Company has restated the corresponding segment information from its previous group-based structure for the prior years. The Company has three reportable segments: Americas, Europe and Asia.

                       BRADY CORPORATION AND SUBSIDIARIES

     Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

                                                                           CORPORATE
                                                                              AND
                                          AMERICAS    EUROPE     ASIA     ELIMINATIONS    TOTALS
                                          --------   --------   -------   ------------   --------
                                                          (DOLLARS IN THOUSANDS)
Year ended July 31, 2004:
  Revenues from external customers......  $341,975   $248,255   $80,989                  $671,219
  Intersegment revenues.................    40,764      2,199     4,165     $(47,128)
  Depreciation and amortization
     expense............................    14,112      3,686     1,136        1,256       20,190
  Profit (loss).........................    61,102     66,404    22,768       (4,696)     145,578
  Assets................................   404,988    138,678    37,348      113,316      694,330
  Expenditures for property, plant and
     equipment..........................     6,679      3,004     3,298        1,911       14,892
Year ended July 31, 2003:
  Revenues from external customers......  $298,844   $198,353   $57,669                  $554,866
  Intersegment revenues.................    33,580      1,995       695     $(36,270)
  Depreciation and amortization
     expense............................    10,398      3,280       740        3,353       17,771
  Profit (loss).........................    43,203     47,469    14,142       (2,812)     102,002
  Assets................................   200,169    112,870    26,627      109,853      449,519
  Expenditures for property, plant and
     equipment..........................     3,188      2,017     2,663        6,570       14,438
Year ended July 31, 2002:
  Revenues from external customers......  $299,927   $164,076   $52,959                  $516,962
  Intersegment revenues.................    30,365        945        32     $(31,342)
  Depreciation and amortization
     expense............................     9,461      3,579       644        2,946       16,630
  Profit (loss).........................    51,545     36,982    14,436       (2,140)     100,823
  Assets................................   190,302     95,609    18,523      116,091      420,525
  Expenditures for property, plant and
     equipment..........................     6,056      3,753       399        2,887       13,095

                                                            YEARS ENDED JULY 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Profit reconciliation:
  Total profit for reportable segments...............  $150,274   $104,814   $102,963
  Corporate and eliminations.........................    (4,696)    (2,812)    (2,140)
  Unallocated amounts:
     Administrative costs............................   (65,943)   (56,167)   (53,832)
     Interest-net....................................      (552)       717        665
     Foreign exchange................................    (1,241)      (411)       963
     Restructuring charge, net.......................    (3,181)    (9,589)    (2,720)
     Other...........................................    (4,334)    (4,097)    (2,764)
                                                       --------   --------   --------
       Income before income taxes....................  $ 70,327   $ 32,455   $ 43,135
                                                       ========   ========   ========

                       BRADY CORPORATION AND SUBSIDIARIES

                                          REVENUES*                   LONG-LIVED ASSETS**
                                     YEARS ENDED JULY 31,             YEAR ENDED JULY 31,
                                ------------------------------   ------------------------------
                                  2004       2003       2002       2004       2003       2002
                                --------   --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS)
Geographic information:
  United States...............  $343,879   $303,849   $302,543   $310,838   $143,342   $129,986
  Europe......................   250,457    200,348    165,020     76,091     58,317     45,551
  Other foreign...............   128,731     92,452     85,498     20,952     17,084     13,407
  Eliminations................   (51,848)   (41,783)   (36,099)
                                --------   --------   --------   --------   --------   --------
     Consolidated total.......  $671,219   $554,866   $516,962   $407,881   $218,743   $188,944
                                ========   ========   ========   ========   ========   ========

---------------

 * Revenues are attributed based on country of origin.

** Long-lived assets consist of property, plant, and equipment, other intangibles and goodwill.

8.  NET INCOME PER COMMON SHARE

     Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 23,649,227 for 2004, 23,177,741 for 2003 and 23,023,687 for 2002. The
preferential dividend on the Class A Common Stock of $.0333 per share has been added to the net income per Class A Common Share for all years presented.

                       BRADY CORPORATION AND SUBSIDIARIES

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                                YEARS ENDED JULY 31,
                                                      ----------------------------------------
                                                         2004           2003           2002
                                                      ----------     ----------     ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net income........................................   $50,871        $21,420        $28,253
  Less: Preferred stock dividends and premium on
     redemption of preferred stock..................        --           (171)          (259)
                                                       -------        -------        -------
  Numerator for basic and diluted Class A net income
     per share......................................    50,871         21,249         27,994
  Less:
     Preferential dividends.........................      (721)          (711)          (705)
     Preferential dividends on dilutive stock
       options......................................        (9)            (7)           (10)
                                                       -------        -------        -------
  Numerator for basic and diluted Class B net income
     per share......................................   $50,141        $20,531        $27,279
                                                       =======        =======        =======
Denominator:
  Denominator for basic net income per share for
     both Class A and B.............................    23,649         23,178         23,024
  Plus: Effect of dilutive stock options............       257            199            316
                                                       -------        -------        -------
  Denominator for diluted net income per share for
     both Class A and B.............................    23,906         23,377         23,340
                                                       =======        =======        =======
Class A common stock net income per share
  calculation:
  Basic.............................................   $  2.15        $  0.92        $  1.22
  Diluted...........................................   $  2.13        $  0.91        $  1.20
Class B common stock net income per share
  calculation:
  Basic.............................................   $  2.12        $  0.89        $  1.19
  Diluted...........................................   $  2.10        $  0.88        $  1.17

     Options to purchase 18,000, 778,684 and 0 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2004, 2003 and 2002, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.  COMMITMENTS

     The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations was $12,583,000, $10,800,000, and $8,955,000 for the years ended July 31, 2004, 2003

                       BRADY CORPORATION AND SUBSIDIARIES
and 2002, respectively. Future minimum lease payments required under such leases in effect at July 31, 2004, for the years ending July 31:

2005........................................................  $ 9,723,000
2006........................................................    5,966,000
2007........................................................    3,806,000
2008........................................................    2,898,000
2009........................................................    1,790,000
Thereafter..................................................    2,597,000
                                                              -----------
                                                              $26,780,000
                                                              ===========

10.  RESTRUCTURING CHARGES

     During fiscal 2004 the Company recorded restructuring charges of $3,181,000. The Company recorded a charge of $10,215,000 in fiscal 2003. This combined total of $13,396,000 was part of the restructuring program announced in the fourth quarter of fiscal 2003 related primarily to combining sales and marketing resources and consolidation of facilities throughout North America and Europe resulting in a workforce reduction of approximately 300 employees.

     The 2004 restructuring charge of $3,181,000 includes a provision for severance of approximately $2,900,000 and write-off or impairment of assets and other of $281,000. In 2003 the $10,215,000 charge includes a provision for severance of approximately $8,220,000 and write-off or impairment of assets and other of $1,995,000. Total cash expenditures in connection with these actions will approximate $12,000,000, of which approximately $2,300,000 was paid in fiscal 2003 and $8,300,000 was paid in fiscal 2004. The restructuring charge for 2004 was $2,160,000 after tax, or $.09 per diluted Class A Common Share. The remaining balance is sufficient to address any remaining restructuring actions and is expected to be used in fiscal 2005.

     The cost savings resulting from this restructuring began in fiscal 2003, continued in fiscal 2004 and will continue into fiscal 2005. The $10,215,000 charge in fiscal 2003 was partially offset by a credit of $626,000 related to adjustments in lease termination costs associated with the Company's fiscal 2002 and 2001 restructuring activities. The net restructuring charge in fiscal 2003 was $9,589,000 ($6,329,000 after tax, or $0.27 per diluted Class A Common Share).

     A reconciliation of activity with respect to the Company's 2003 and 2004 restructuring is as follows:

Beginning balance, April 30, 2003...........................  $         0
  Restructuring charge......................................   10,215,000
  Non-cash asset write-offs.................................     (948,000)
  Cash payments.............................................   (2,341,000)
                                                              -----------
Ending balance, July 31, 2003...............................  $ 6,926,000
                                                              ===========
  Additional charges........................................    3,181,000
  Non-cash asset write-offs.................................      (76,000)
  Cash payments associated with severance and other.........   (8,340,000)
                                                              -----------
Ending balance, July 31, 2004...............................  $ 1,691,000
                                                              ===========

     The Company recorded a restructuring charge of $3,030,000 in fiscal 2002 related primarily to consolidation of facilities in Asia/Pacific, United States and Europe and a workforce reduction of

                       BRADY CORPORATION AND SUBSIDIARIES
approximately three percent. The $3,030,000 charge includes a provision for severance of approximately $1,720,000, a provision for lease cancellation costs associated with the facilities consolidation of $940,000 and write-off or impairment of assets and other of $370,000. The workforce reduction of approximately 100 people was essentially completed in July 2002. Total cash expenditures in connection with these actions will approximate $2,400,000, of which approximately $800,000 was paid prior to July 31, 2002. The cost savings resulting from this plan began in fiscal 2003. The $3,030,000 charge in fiscal 2002 was partially offset by a credit of $310,000 related to adjustments in severance costs associated with the Company's fiscal 2001 restructuring activities. The net restructuring charge in fiscal 2002 was $2,720,000 ($1,782,000 after tax, or $0.07 per diluted Class A Common Share).

     A reconciliation of activity with respect to the Company's 2002 restructuring is as follows:

Ending balance, July 31, 2002...............................  $ 2,239,000
  Cash payments associated with severance and other.........   (1,461,000)
  Non-cash asset write-offs.................................     (195,000)
  Adjustment to lease accrual...............................     (453,000)
                                                              -----------
Ending balance, July 31, 2003...............................  $   130,000
                                                              ===========
  Cash payments associated with severance and other.........     (130,000)
                                                              -----------
Ending balance, July 31, 2004...............................  $         0
                                                              ===========

     In July 2001, the Company recorded a restructuring charge of $9,560,000 ($5,879,000 after tax, or $0.26 per diluted Class A Common Share) related primarily to facilities consolidation in the United States and Europe and workforce reductions in its operations around the world. The $9,560,000 charge includes a provision for severance of approximately $5,700,000, write-off or impairment of assets (primarily buildings) of approximately $2,750,000 and $1,110,000 of other costs associated with the restructuring efforts. Other costs primarily include lease cancellation costs associated with the facilities consolidation. The workforce reduction of approximately 175 people was essentially completed in August 2001. Total cash expenditures in connection with these actions approximated $6,300,000.

     A reconciliation of activity with respect to the Company's 2001 restructuring is as follows:

Ending balance, July 31, 2001...............................  $ 6,937,000
  Cash payments associated with severance and other.........   (4,389,000)
  Non-cash asset write-offs.................................     (490,000)
  Adjustment to lease accrual...............................     (310,000)
                                                              -----------
Ending balance, July 31, 2002...............................  $ 1,748,000
                                                              ===========
  Cash payments associated with severance and other.........   (1,535,000)
  Non-cash asset write-offs.................................      (40,000)
  Adjustment to lease accrual...............................     (173,000)
                                                              -----------
Ending balance, July 31, 2003...............................  $         0
                                                              ===========

                       BRADY CORPORATION AND SUBSIDIARIES

11.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                QUARTERS
                                          ----------------------------------------------------
                                           FIRST      SECOND     THIRD      FOURTH     TOTAL
                                          --------   --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Net Sales...............................  $151,906   $152,948   $180,854   $185,511   $671,219
Gross Margin............................    78,763     78,230     94,874     94,464    346,331
Operating Income........................    15,758*    12,063*    23,719*    20,582*    72,122
Net Income..............................    10,353*     8,033*    16,399*    16,086*    50,871
Net Income Per Class A Common Share:
  Basic.................................      0.44       0.34       0.69       0.67       2.15
  Diluted...............................      0.44       0.34       0.68       0.66       2.13
2003
Net Sales...............................  $138,662   $129,565   $141,955   $144,684   $554,866
Gross Margin............................    70,217     63,656     73,129     73,271    280,273
Operating Income........................    12,374      4,549     12,074      3,152*    32,149
Net Income..............................     8,199      2,817      8,597      1,807*    21,420
Net Income Per Class A Common Share:
  Basic.................................      0.35       0.12       0.37       0.08       0.92
  Diluted...............................      0.35       0.12       0.37       0.08       0.91

---------------

* Fiscal 2004 included a net before tax restructuring charge by quarter of $1,753,000, $67,000, $455,000 and $906,000 for a total of $3,181,000. Fiscal
  2004 included a net after tax restructuring charge by quarter of $1,166,000, $44,000, $319,000 and $637,000 for a total of $2,166,000.

  The fourth quarter of 2004 includes a tax benefit of $3,000,000.

  Fiscal 2003 fourth quarter includes a net before tax restructuring charge of $9,589,000 ($6,329,000 after tax).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to ensure that the information the Company discloses in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

     There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                             AGE                               TITLE
----                             ---                               -----
Frank M. Jaehnert..............  47    President, CEO and Director
David Mathieson................  50    V.P., CFO
David R. Hawke.................  50    Executive Vice President
Allan J. Klotsche..............  39    V.P. -- Brady Asia-Pacific, Global Die Cut and Strategic
                                       Account Manager
Michael O. Oliver..............  51    Sr. V.P., Human Resources
Donald E. Rearic...............  64    Sr. V.P. -- Corporate Finance, Treasurer & Assistant Secretary
Thomas J. Felmer...............  42    V.P. -- Direct Marketing Americas
Peter C. Sephton...............  45    V.P. -- Brady Europe
Matt O. Williamson.............  48    V.P. -- Brady Americas
Conrad G. Goodkind.............  60    Secretary
Elizabeth Pungello.............  37    Director
Peter J. Lettenberger..........  67    Director
Robert C. Buchanan.............  64    Director
Roger D. Peirce................  67    Director
Richard A. Bemis...............  63    Director
Dr. Frank W. Harris............  62    Director
Gary E. Nei....................  60    Director
Mary K. Bush...................  56    Director
Frank R. Jarc..................  62    Director

     Frank M. Jaehnert -- Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He served as Chief Financial Officer from November 1996 to January 2002. He served as Senior Vice President of the Company and President, Identification Solutions and Specialty Tapes Group from January 2002 to March 2003. In February 2003, he was appointed to his current position, effective April 1, 2003. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.

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

     David Mathieson -- Mr. Mathieson joined Brady in 2001 as European Finance Director, based in the U.K. In August 2003, he was appointed Vice President of Finance for North America, and named Vice President and Chief Financial Officer in December 2003. Prior to joining Brady, he was Vice President and Chief Financial Officer of Honeywell Europe, concluding a 20-year career with Honeywell International, Inc., which included positions in Belgium, Denmark, England and the United States. A native of Scotland, he is a Fellow of the Chartered Management Accountants Institute in the United Kingdom and studied for this qualification at Glasgow College of Commerce and Glasgow Caledonian University.

     Allan J. Klotsche -- Mr. Klotsche joined the Company in 1988. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He was appointed to his current position in April 2003.

                                      III-1

     Michael O. Oliver -- Mr. Oliver joined the Company in February 1997 as Vice President -- Human Resources. He was appointed to his present position in January 2002. Before joining the Company, he held various human resource positions for Unilever from 1990 to 1997.

     Donald E. Rearic -- Mr. Rearic joined the Company in 1990. He served in a variety of treasury and finance roles until 2002, when he was appointed to his current position. Before joining Brady, he served as V.P., Treasurer and Assistant Secretary at CSC Industries, Inc., Warren, Ohio, the holding company for Copperweld Steel Company.

     Peter C. Sephton -- Mr. Sephton joined the Company in 1997 as Managing Director -- Seton-UK. From 2001 to 2003 he served as managing director for Brady's Identification Solutions Business in Europe. In April 2003, he was appointed to his current position. Before joining Brady, he served in a variety of international managerial roles with Tate and Lyle Plc, Sutcliffe Speakman Plc and Morgan Crucible Plc. He is a graduate in accountancy and law from The University of Wales (UCC).

     Matthew O. Williamson -- Mr. Williamson joined the Company in 1979. From 1979 to 1994 he served in a variety of sales and marketing leadership roles. In 1995, Mr. Williamson served as the V.P. and General Manager of the Specialty Tape (now Diecut) business. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003 he served as V.P. and General Manager of High Performance Identification Business. In April 2003, he was appointed to his current position.

     Thomas J. Felmer -- Mr. Felmer joined Brady in 1989 and held several sales and marketing positions until being named vice president and general manager of Brady's U.S. Signmark Division in 1994. In 1999 Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the combined European Seton and Signmark businesses, which he also held for two years. In 2003 Mr. Felmer returned to Milwaukee where he was responsible for Brady's global sales and marketing processes, Brady Software businesses, and due diligence/integration of the EMED acquisition. In June 2004, he was promoted to vice president-Direct Marketing Americas.

     Conrad G. Goodkind -- Mr. Goodkind has served as Secretary of the Company since November 1999. He is a partner of Quarles & Brady LLP, general counsel to the Company. He joined Quarles & Brady in 1979 and has been a member of its Executive Committee since 1983.

     Peter J. Lettenberger -- Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is a member of the Company's Finance and Corporate Governance Committees. He recently retired as a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1964.

     Robert C. Buchanan -- Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company's Finance Committee and chairs its Corporate Governance Committee. Mr. Buchanan is President and Chairman of the Board of Fox Valley Corporation in Appleton, Wisconsin, having assumed that position November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin.

     Roger D. Peirce -- Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce has been a member of the Compensation Committee of the Company since September 1988, and its chairman from November 1996 to June 2003, and is a member of its Corporate Governance, Finance and Retirement Committees. Mr. Peirce is a private investor and consultant and is a director of Journal Communications, Inc. and Allete, Inc. He was the secretary/treasurer of The Jor-Mac Company, Inc., a metal fabricator in Grafton, Wisconsin, from 1997 through 2002. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.

                                      III-2

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

     Gary E. Nei -- Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company's Governance Committee and Chair of its Finance and Compensation Committees. Mr. Nei is Chairman of Nei-Turner Media, a publishing company in Walworth, Wisconsin. He also serves as Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois and Chairman of Tastings Imports, an importer of fine wines headquartered in Chicago, Illinois. He is also a Director of Bone Care International, Inc., a pharmaceutical company in Madison, Wisconsin.

     Mary K. Bush -- Ms. Bush has been a Director of the Company since May 2000. Ms. Bush is a member of the Company's Audit Committee. Ms. Bush has been President of Bush International, a Washington DC firm that advises foreign governments and US companies on international financial markets. Prior to establishing Bush International, Ms. Bush held several positions in financial institutions and served two Presidents of the United States as Alternate Director of the International Monetary Fund and Managing Director of the Federal Housing Finance Board. Ms. Bush also is a member of boards of directors of Mortgage Guaranty Insurance Corporation (chairman, Audit Committee), Briggs & Stratton Corporation, Millennium Chemicals Inc. and a trustee of the Pioneer Funds (Chairman, Policy Administration Committee) and a member of the Advisory Board of Washington Mutual Investors Fund.

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

     Elizabeth Pungello -- Dr. Pungello is the great-granddaughter of Brady founder William H. Brady, and a developmental psychologist at the Frank Porter Graham Child Development Institute at the University of North Carolina at Chapel Hill. She has served as president of the Brady Education Foundation (formerly the W.H. Brady Foundation) since January 2001.

     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's directors or executive officers has any family relationship with any other director or executive officer.

     Audit Committee Financial Expert -- The Company's board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Jarc, chair of the audit committee is a financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     Director Independence -- A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. Based on these guidelines all directors, with the exception of Frank Jaehnert, President and CEO, are deemed independent.

                                      III-3

     Meetings of Non-management Directors -- The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2004 there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

     Audit Committee Members -- The Audit Committee is composed of Mr. Jarc (Chairman), Mr. Harris and Ms. Bush. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company's corporate website at www.bradycorp.com.

     Code of Ethics -- For a number of years, the Company has had a code of ethics for its employees. This code of ethics applies to all of the Company's employees, officers and Directors. The code of ethics can be viewed at the Company's Corporate website, www.bradycorp.com, or may be obtained in print by any shareholder by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.

     Corporate Governance Guidelines -- Brady's Corporate Governance Principles as well as the charters for the Audit Committee, Corporate Governance Committee, and Compensation Committee, are available on the Company's Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.

     Certifications -- We have attached the required certifications under
Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. We intend to file with the NYSE the CEO certification regarding our compliance with the NYSE's corporate governance listing standards as required by NYSE Rule 303A.12(a) when due.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except with respect to the following:

     1. On June 12, 2004 Mr. Klotsche purchased 676.69 shares of Class A Common Stock in the Brady 401(k) plan. This transaction was reported on a Form 4 filed June 21, 2004.

     2. On June 23, 2004 a trust of which Elizabeth Pungello is the beneficiary sold 2,000 shares of Class A Common Stock. This transaction was reported on a Form 4 filed July 22, 2004.

     3. For the period August 1999 through November 2002, Mr. Hawke acquired
        375.38 shares of Class A Common Stock through the Brady Corporation dividend reinvestment program. This transaction was reported on a Form 5 filed September 10, 2004.

                                      III-4

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company during the three years ended July 31, 2004, to those persons who, as of the end of fiscal 2004, were the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                            ANNUAL COMPENSATION                 AWARDS
                                         --------------------------   --------------------------
                                                             OTHER    RESTRICTED
                                                             ANNUAL     STOCK                      ALL OTHER
                                FISCAL   SALARY     BONUS     COMP      AWARDS      OPTIONS/SAR      COMP
NAME AND PRINCIPAL POSITION      YEAR      ($)     ($)(1)    ($)(2)     ($)(4)     (# OF SHARES)    ($)(3)
---------------------------     ------   -------   -------   ------   ----------   -------------   ---------
F.M. Jaehnert.................   2004    468,270   796,800      --          --         36,000       37,528
President &                      2003    345,769        --      --          --        115,000       32,371
Chief Executive Officer          2002    265,384    45,000      --          --         13,000       17,312
D.R. Hawke....................   2004    350,000   317,100      --          --         65,000       32,347
Executive Vice President         2003    315,673    83,170      --     334,700         15,000       28,744
                                 2002    292,669    45,000      --          --         13,000       18,900
P.C. Sephton..................   2004    257,279   240,330      --          --         22,000       41,165
Vice President -- Brady Europe   2003    204,212    31,536      --          --          5,000       31,645
                                 2002    169,328     7,719      --          --          4,000       30,906
M.O. Oliver...................   2004    227,980   223,421      --          --         22,000       23,057
Sr. Vice President,              2003    220,481    51,130      --     334,700          7,000       20,188
Human Resources                  2002    207,227    25,000      --          --          5,000       15,484
M. O. Williamson..............   2004    228,626   194,236      --          --         22,000       21,779
Vice President -- Brady          2003    202,523    43,684      --          --          5,000       18,073
  Americas                       2002    190,796    18,316      --          --          4,000       16,325


---------------

(1) Reflects bonus earned during the listed fiscal year, which was paid during the next fiscal year.

(2) Unless otherwise noted, any perquisites or other personal benefits received from the Company by any of the named executives were less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual's cash compensation).

(3) All other compensation for fiscal 2004 for Messrs. Jaehnert, Hawke, Oliver and Williamson, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $34,191, $27,462, $22,328, and $21,082, respectively and (ii) the cost of group term life insurance for each named executive officer of $3,338, $4,297, $728 and $696, respectively.

    All other compensation for fiscal 2004 for Mr. Sephton includes matching contributions for the Brady Funded Retirement Plan of $41,165.

    All other compensation for fiscal 2003 for Messrs. Jaehnert, Hawke, Oliver and Williamson, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $29,329, $24,485, $19,400, and $17,342 respectively and (ii) the cost of group term life insurance for each named executive officer of $3,042, $4,259, $788 and $730 respectively.

    All other compensation for fiscal 2003 for Mr. Sephton includes matching contributions for the Brady Funded Retirement Plan of $31,644.

    All other compensation for fiscal 2002 for Messrs. Jaehnert, Hawke, Oliver and Williamson, respectively, includes: (i) matching contributions to the Company's Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $16,874, 18,331, $14,889, and $15,586 respectively and (ii) the cost of group term life insurance for each named executive officer of $440, $569, $595 and $738 respectively.

                                      III-5

    All other compensation for fiscal 2002 for Mr. Sephton includes matching contributions for the Brady Funded Retirement Plan of $30,906.

(4) In June 2003, the Company granted restricted stock awards to certain key executives. Messrs. Hawke and Oliver were awarded 10,000 shares each of authorized, but unissued Class A Common Stock, which shares such executive officers continued to hold as of July 31, 2004. The value of the grants stated in the table is based on the closing price on the date of grant. Using the closing price of $45.20 per share for the Company's Class A Common Stock on July 31, 2004, the holdings of Messrs. Hawke and Oliver were valued at $452,000 each. The restricted stock awards granted to Messrs. Hawke and Oliver vest 100% on June 18, 2005. The executives have the right to receive any cash dividends payable on these shares.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 2004 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2004. Stock Appreciation Rights are not available under any of the Company's plans.

                          OPTION GRANTS IN FISCAL 2004

                               INDIVIDUAL GRANTS

                                           # OF SECURITIES    % OF TOTAL
                                             UNDERLYING        OPTIONS
                                               OPTIONS        GRANTED TO      EXERCISE
                                               GRANTED       EMPLOYEES IN      PRICE
NAME                        GRANT DATE         (#)(1)        FISCAL 2004    ($/SHARE)(2)   EXPIRATION DATE
----                       -------------   ---------------   ------------   ------------   ---------------
F.M. Jaehnert............  Nov. 20, 2003       36,000            7.9%         34.6500      Nov. 20, 2013
D.R. Hawke...............  Aug. 1, 2003        45,000            9.9%         34.0250      Aug. 1, 2008
                           Nov. 20, 2003       20,000            4.4%         34.6500      Nov. 20, 2013
M.O. Oliver..............  Aug. 1, 2003        15,000            3.3%         34.0250      Aug. 1, 2008
                           Nov. 20, 2003        7,000            1.5%         34.6500      Nov. 20, 2013
P.C. Sephton.............  Aug. 1, 2003        15,000            3.3%         34.0250      Aug. 1, 2008
                           Nov. 20, 2003        7,000            1.5%         34.6500      Nov. 20, 2013
M.O. Williamson..........  Aug. 1, 2003        15,000            3.3%         34.0250      Aug. 1, 2008
                           Nov. 20, 2003        7,000            1.5%         34.6500      Nov. 20, 2013

                                                                POTENTIAL REALIZABLE VALUE
                                                                   AT ASSUMED RATES OF
                                                               STOCK PRICE APPRECIATION(3)
                                                            ----------------------------------
NAME                                                        0%($)    5%($)(6)      10%($)(6)
----                                                        -----   -----------   ------------
F.M. Jaehnert.............................................    0         784,483      1,988,034
D.R. Hawke................................................    0         956,553      2,285,820
M.O. Oliver...............................................    0         326,115        780,348
P.C. Sephton..............................................    0         326,115        780,348
M. O. Williamson..........................................    0         333,115        780,028
All Stockholders' Gains (increase in market value of Brady
  Corporation Common Stock at assumed rates of stock price
  appreciation)(4)(6)............................................   357,270,258   $866,624,978
All Optionees' Gains (as a percent of all shareholders'
  gains)(5)(6)...................................................          2.10%          2.10%

---------------

(1) The options granted August 1, 2003 equally vest upon meeting certain financial goals in fiscal 2004, 2005 and 2006. The financial goals in 2004 have been met and one-third of the options have vested. The options have a term of five years.

                                      III-6

    The options granted November 20, 2003, become exercisable as follows: one-third of the shares on November 20, 2004, one-third of the shares on November 20, 2005 and one-third of the shares on November 20, 2006. These options have a term of ten years.

(2) The exercise price is the average of the highest and lowest sale prices of the Company's Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

(3) For options with a ten-year life, represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for ten years.

    For options with a six-year life, represents total potential appreciation of approximately 0%, 34% and 77% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for six years.

(4) Calculated from the $34.0250 exercise price applicable to the options granted on August 1, 2003 and the $34.6500 exercise price applicable to the options granted on November 20, 2003 based on the 21,879,913 shares of Class A Common Stock outstanding on March 29, 2004.

(5) Represents potential realizable value for all options granted in fiscal 2004 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6) The Company disavows the ability of any valuation model to predict or estimate the Company's future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock's future price movement that the Company is unable to predict.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2004
                   AND VALUE OF OPTIONS AT END OF FISCAL 2004

                                                                  NUMBER OF SECURITIES UNDERLYING
                                     SHARES                    UNEXERCISED OPTIONS AT JULY 31, 2004
                                   ACQUIRED ON      VALUE      -------------------------------------
NAME                               EXERCISE(#)   REALIZED($)    EXERCISABLE(#)     UNEXERCISABLE(#)
----                               -----------   -----------   ----------------   ------------------
F.M. Jaehnert....................         0              0          131,767             150,333
D.R. Hawke.......................    22,000        459,875          159,667              79,333
M.O. Oliver......................         0              0           30,666              68,334
P.C. Sephton.....................         0              0           15,833              26,667
M.O. Williamson..................     2,667         36,498           13,334              26,666

                                                          VALUE OF UNEXERCISED IN-THE-MONEY
                                                             OPTIONS AT JULY 31, 2004(1)
                                                          ---------------------------------
NAME                                                      EXERCISABLE($)   UNEXERCISABLE($)
----                                                      --------------   ----------------
F.M. Jaehnert...........................................    2,854,533         2,419,246
D.R. Hawke..............................................    3,147,259           895,321
M.O. Oliver.............................................      561,912           928,211
P.C. Sephton............................................      244,293           300,492
M.O. Williamson.........................................      180,963           300,487

---------------

(1) Represents the closing price for the Company's Class A Common Stock on July 31, 2004, of $45.2000 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

                                      III-7

COMMON STOCK PRICE PERFORMANCE GRAPH

     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 1999, in each of Brady Corporation Class A Common Stock, The Standard & Poor's (S&P) 500 index, the Standard and Poor's Small Cap 600 index, and the Russell 2000 index.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
                 AMONG BRADY CORPORATION, THE S & P 500 INDEX,
            THE S & P SMALLCAP 600 INDEX AND THE RUSSELL 2000 INDEX

                                  [LINE GRAPH]

---------------------------------------------------------------------------------------------------------------
                                                              CUMULATIVE TOTAL RETURN
---------------------------------------------------------------------------------------------------------------
                                          7/99        7/00        7/01        7/02        7/03        7/04
---------------------------------------------------------------------------------------------------------------
  Brady Corporation                      100.00       88.85      102.75       83.91      108.99      146.19
---------------------------------------------------------------------------------------------------------------
  S & P 500                              100.00      108.98       93.36       71.30       78.89       89.28
---------------------------------------------------------------------------------------------------------------
  S & P Smallcap 600                     100.00      112.57      126.09      110.42      130.43      158.50
---------------------------------------------------------------------------------------------------------------
  Russell 2000                           100.00      113.77      111.82       91.74      112.94      132.20
---------------------------------------------------------------------------------------------------------------

* $100 invested on 7/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending July 31.

Copyright (C) 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

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

     Effective August 1, 2003, directors who are not also employees of the Company receive an annual retainer of $25,000 plus $1,500 for each committee they chair ($5,500 for the audit committee chair) and $1,250 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $750 for single issue telephonic committee meeting of the Board. Directors also receive $750 for each meeting they attend of any committee for which they are not a member.
                                      III-8

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In May 2003, the Board approved a new Change in Control Agreement for Mr. Jaehnert. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreement also calls for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be spread over three years.

     In January 2001, the Board approved new Change in Control Agreements for certain of its executive officers, including Messrs. Hawke, Oliver and Williamson. The agreements for Mr. Hawke and Oliver call for payment of an amount equal to two times their annual salary and bonus in the event of termination or resignation upon a change in control with payments spread over two years. The agreement for Mr. Williamson calls for payment of an amount equal to one times his annual salary and bonus in the event of termination or resignation upon a change in control with payments spread over one year. All agreements call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive's rights under the agreements.

RESTRICTED STOCK

     In June 2003, the Company granted restricted stock awards to certain key executives. Mr. Hawke and Oliver were awarded 10,000 shares each of authorized, but unissued Class A Common Stock, which shares such executive officers continued to hold as of July 31, 2004. Using the closing price of $45.20 per share for the Company's Class A Common Stock on July 31, 2004, the holdings of Messrs. Hawke and Oliver were valued at $452,000 each. The restricted stock awards granted to Messrs. Hawke and Oliver vest 100% on June 18, 2005. The executives have the right to receive any cash dividends payable on these shares.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2004, the Board's Compensation Committee was composed of Messrs. Bemis, Jarc, Nei and Peirce. Mr. Lettenberger serves as a nonvoting advisor to the Committee. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

FUNDED RETIREMENT AND 401(K) PLANS

     Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in Brady Corporation's Funded Retirement Plan ("Funded Retirement Plan") and the Brady Corporation Matched 401(k) Plan (the "Employee 401(k) Plan"). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the Brady Corporation Matched 401(k) Plan and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 8% of their eligible earnings contributed to the Brady Corporation Matched 401(k) Plan (without an additional matching contribution by the Company). The assets of the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed in several investment funds as permitted by the Brady Corporation Matched 401(k) Plan and Brady Corporation Funded Retirement Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed the lesser of $30,000 or 25% of the participant's base compensation and bonuses.

     Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may also be withdrawn from the Brady Corporation Matched 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the Brady Corporation Matched 401(k) Plan allows loans to be drawn on a
                                      III-9
participant's account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a three-year period of continuous service for the Brady Corporation Matched 401(k) Plan and after five years of continuous service for the Brady Corporation Funded Retirement Plan.

DEFERRED COMPENSATION ARRANGEMENTS

     During fiscal 2002, the Company adopted a deferred compensation plan under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their fees, salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Plan are held in a Rabbi Trust and are invested by the trustee of the Plan as directed by the participant in several investment funds as permitted by the Plan.

     Upon the retirement, disability, or death of a participant, the Company is required under the plan to pay, each year for a period of ten years, a portion of the balance held in the participant's name by the Trust. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Trust reduced by each payment.

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

     In December 2003 the Committee established stock ownership guidelines for executives. The guidelines allow executives up to five years to achieve the required stock ownership levels.

  BASE SALARY

     Consistent with the Committee's philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the median base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2004, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company's objectives. Specific increases reflect the Committee's subjective evaluation of individual performance.

                                      III-10

  ANNUAL BONUS PLAN

     The annual cash incentive compensation plan (the "Bonus Plan") provides for the annual payment of cash bonuses. When viewed together with the Company's base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 80% objective. It stresses maximization of Company profitability and revenue growth.

  STOCK OPTIONS

     In July 2003, the Company's Class B Voting Common shareholders approved the Brady Corporation 2003 Omnibus Incentive Stock Plan under which 750,000 shares of Class A Common Stock are available for grant. In October 2001, the Company approved the Brady Corporation 2001 Omnibus Incentive Stock Plan under which 500,000 shares of Class A Common Stock were available for grant. In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the "Option Plans") under which 2,000,000 shares and 125,000 shares, respectively, of Class A Common Stock are available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the "Option Plan") under which 1,500,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company's future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. In August 2003 and 2004 certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years. All grants under the Option Plans are at market price on the date of the grant.

  COMPLIANCE WITH TAX REGULATIONS REGARDING EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate nondeductible compensation in excess of these limits. The Compensation Committee will continue to review these tax regulations as they apply to the Company's executive compensation program. It is the Compensation Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives

  COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Jaehnert received $468,270 in base salary in fiscal 2004, an increase of 35% from the prior year's base salary. Based on the terms of the Company's objective Bonus Plan, discussed above, Mr. Jaehnert earned a bonus attributable to fiscal 2004 of $700,000. In 2003, Mr. Jaehnert voluntarily elected to waive his right to his bonus, deferring the entire amount to be paid together with any bonus earned in fiscal 2004, dependent upon certain financial performance in fiscal 2004. Consequently, he was paid a bonus of $96,800 in fiscal 2004 attributable to this deferral. Mr. Jaehnert's compensation reflects:

          (i) continued strong performance to its peers with respect to sales, profits and stock price performance;

          (ii) continued efforts to focus the Company's resources on sustainable value-enhancing long-term growth, which includes acquisitions and new product developments; and

          (iii) continued involvement in management team development and succession planning.

                                      III-11

     During fiscal 2004, Mr. Jaehnert was awarded options to purchase 36,000 shares of Class A Common Stock.

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

        Gary E. Nei, Chairman
        Richard A. Bemis
        Frank R. Jarc
        Roger D. Peirce

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company's voting shares on September 1, 2004. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company's founder, William H. Brady, as follows:

                                                                       AMOUNT OF
                                                                       BENEFICIAL    PERCENT OF
TITLE OF CLASS             NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP    OWNERSHIP(2)
--------------             ------------------------------------        ----------   ------------
Class B Common Stock  Brady Corporation Class B Common Stock
                      Trust(1)......................................    884,652         50%
                      c/o Elizabeth P. Pungello
                      2002 S. Hawick Ct.
                      Chapel Hill, NC 27516
                      William H. Brady III
                      Revocable Trust of 2003(3)....................    884,652         50%
                      c/o William H. Brady III
                      249 Rosemont Ave.
                      Pasadena, CA 91103

---------------

(1) The trustee is Elizabeth P. Pungello, who has sole voting and dispositive power and who is the remainder beneficiary. Elizabeth Pungello is the great-granddaughter of William H. Brady and currently serves on the Company's Board of Directors. The voting shares held by this trust were transferred on August 23, 2004 from the William H. Brady, Jr. Trust f/b/o Elizabeth B. Lurie.

(2) An additional 10 shares are owned by a third trust with different trustees.

(3) William H. Brady III is special trustee of this trust and has sole voting and dispositive powers with respect to these shares. William H. Brady III is the grandson of William H. Brady. The voting shares held in this trust were transferred on December 23, 2003 from the William H. Brady III Revocable Trust of 2001.

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of September 1, 2004. Unless otherwise noted, the address for each of the listed persons is c/o Brady

                                      III-12

Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

                                                                                   AMOUNT OF
                                                                                   BENEFICIAL    PERCENT OF
   TITLE OF CLASS     NAME OF BENEFICIAL OWNER & NATURE OF BENEFICIAL OWNERSHIP   OWNERSHIP(7)   OWNERSHIP
   --------------     ---------------------------------------------------------   ------------   ----------
Class A Common Stock  Elizabeth P. Pungello(1)............................         1,515,628         6.8%
                      David R. Hawke......................................           209,175          .9
                      Frank M. Jaehnert(2)................................           139,272          .6
                      Michael O. Oliver...................................            47,333          .2
                      Peter C. Sephton....................................            22,167          .1
                      Matthew O. Williamson...............................            19,667          .1
                      Conrad G. Goodkind..................................            19,140          .1
                      Richard A. Bemis....................................            18,500          .1
                      Peter J. Lettenberger...............................            13,676          .1
                      Roger D. Peirce(3)..................................            12,500          .1
                      Frank W. Harris.....................................            11,533          .1
                      Robert C. Buchanan(4)...............................            11,600          .1
                      Gary E. Nei(5)......................................            11,500          .1
                      Frank R. Jarc.......................................             6,500           *
                      Mary K. Bush........................................             6,500           *
                      All Officers and Directors as a Group
                      (19 persons)(6).....................................         2,136,078         9.6%
Class B Common Stock  Elizabeth P. Pungello(1)............................           884,652        50.0%

---------------

  *  Indicates less than one-tenth of one percent.

 (1) Represents shares owned by trusts which Ms. Pungello is a trustee and has either sole or joint dispositive and voting authority. In addition, Ms. Pungello is the beneficiary of an unrelated trust owning 461,500 shares, as to which she does not have voting or dispositive authority.

 (2) Mr. Jaehnert's spouse owns 2,732 shares of Class A Common Stock directly. Mr. Jaehnert owns 440 shares of Class A Common Stock in his 401(k) Plan and holds vested options to acquire an additional 136,100 shares of Class A Common Stock.

 (3) Mr. Peirce owns 1,500 shares of Class A Common Stock directly, 1,500 shares through his Keogh plan and holds vested options to acquire an additional 9,500 shares of Class A Common Stock.

 (4) Mr. Buchanan owns 600 shares of Class A Common Stock directly, 1,500 additional shares through his Keogh plan and holds vested options to acquire an additional 9,500 shares of Class A Common Stock.

 (5) Mr. Nei owns 2,000 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse) and holds vested options to acquire an additional 9,500 shares of Class A Common Stock.

 (6) The amount shown for all officers and directors as a group (19 persons) includes options to acquire a total of 534,801 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of September 1, 2004. It does not include other options for Class A Common Stock, which have been granted at later dates.

 (7) In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 252,686 shares of the Company's Class A Common Stock in its deferred compensation plans.

(C) CHANGES IN CONTROL

     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

                                      III-13

(D) EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                         NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                          TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                             EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                         OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                         WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
PLAN CATEGORY                                    (A)                    (B)                      (C)
-------------                            --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders.....................       1,936,242                $30.10                  327,667
Equity compensation plans not approved
  by security holders..................            None                  None                     None
                                              ---------                ------                  -------
Total..................................       1,936,242                $30.10                  327,667
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Peter J. Lettenberger serves as a Director of the Company; he recently retired as a partner of Quarles & Brady LLP, general counsel to the Company. Conrad G. Goodkind serves as Secretary to the Company. He is also a partner of Quarles & Brady general counsel to the Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents the aggregate fees billed for professional services by Deloitte & Touche LLP during the years ended July 31, 2004 and 2003. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP during the years ended July 31, 2004 and 2003.

                                                                 2004         2003
                                                              ----------   ----------
Audit Fees(1)...............................................  $  607,000   $  525,000
Audit Related Fees(2).......................................     275,000       13,000
Tax Fees(3).................................................   1,117,000      890,000
Other Fees(4)...............................................      55,000       55,000
                                                              ----------   ----------
TOTAL.......................................................  $2,054,000   $1,483,000
                                                              ==========   ==========

---------------

(1) Audit fees consist of professional services rendered for the audit of the Company's annual financial statements, reviews of the quarterly financial statements and statutory reporting compliance.

(2) Audit related fees include fees related to due diligence, compliance with the Sarbanes-Oxley Act and employee benefit plan audits.

(3) Tax fees consist of fees for services rendered to the Company for tax compliance of $605,000 and $252,000 in 2004 and 2003, tax planning and advice.

                                      III-14

(4) All other fees include fees related to expatriate activities.

                                                               2004      2003
                                                              -------   -------
Ratio of Tax Planning and Advice Fees and All Other Fees to
  Audit Fees, Audit-Related Fees and Tax Compliance Fees....  .4 to 1   .9 to 1

     Pre-Approval Policy -- The services performed by the independent auditor in fiscal 2004 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Unless a type of service to be performed by the independent auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

                                      III-15

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Item 15 (a) -- The following documents are filed as part of this report:

        1) & 2) Consolidated Financial Statement Schedule --

          Schedule II  Valuation and Qualifying Accounts

          All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

        3) Exhibits -- See Exhibit Index at page IV-2 of this Form 10-K.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
  3.1     Restated Articles of Incorporation of Brady Corporation(1)
  3.2     By-laws of Brady Corporation, as amended(2)
*10.2     Brady Corporation BradyGold Plan, as amended(2)
*10.3     Executive Additional Compensation Plan, as amended(2)
*10.4     Form of Executive's Deferred Compensation Agreement, as
          amended(11)
*10.5     Forms of Director's Deferred Compensation Agreement, as
          amended(11)
*10.6     Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
 10.9     Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10.10    Supplemental Executive Retirement Plan between Brady
          Corporation and Katherine M. Hudson(5)
*10.11    Supplemental Executive Retirement Plan between Brady
          Corporation and Donald E. Rearic(16)
*10.12    Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
*10.13    Brady Corporation 1997 Nonqualified Stock Option Plan for
          Non-Employee Directors(7)
*10.14    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Katherine M. Hudson(10)
*10.15    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David W. Schroeder(10)
*10.17    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and David R. Hawke(10)
*10.18    Change of Control Agreement dated May 13, 1997, between
          Brady Corporation and Donald E. Rearic(16)
*10.20    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and Katherine M. Hudson(8)
*10.22    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David W. Schroeder(8)
*10.23    Restricted Stock Agreement dated August 1, 1997, between
          Brady Corporation and David R. Hawke(8)
*10.24    Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert(14)
*10.25    Brady Corporation Restoration Plan dated January 1, 2000(9)
*10.26    Brady Corporation 2001 Omnibus Incentive Stock Plan(11)
 10.27    Revolving Credit Facility Credit Agreement(12)
*10.28    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Michael O. Oliver(13)
*10.29    Brady Corporation 2003 Omnibus Incentive Stock Plan(16)
*10.30    Restricted Stock Agreement dated June 18, 2003, between
          Brady Corporation and David R. Hawke(16)
*10.31    Restricted Stock Agreement dated June 18, 2003, between
          Brady Corporation and Michael O. Oliver(16)
*10.32    Summary of Compensation Arrangement with Katherine M.
          Hudson(16)
*10.33    Summary of Compensation Arrangement with David W.
          Schroeder(16)
*10.34    Brady Note Purchase Agreement dated June 28, 2004(15)
*10.35    Change of Control Agreement dated January 5, 2001, between
          Brady Corporation and Matthew O. Williamson
 21       Subsidiaries of Brady Corporation

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 23       Consent of Deloitte & Touche LLP, Independent Registered
          Public Accounting Firm
 31.1     Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
 31.2     Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
 32.1     Section 1350 Certification of Frank M. Jaehnert
 32.2     Section 1350 Certification of David Mathieson

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

(11) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

(12) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002

(13) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2002

(14) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(15) Incorporated by reference to Registrant's 8-K/A filed August 3, 2004

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2003

                       BRADY CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                YEAR ENDED JULY 31,
                                                              ------------------------
DESCRIPTION                                                    2004     2003     2002
-----------                                                   ------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Valuation accounts deducted in balance sheet from assets to
  which they apply --
  Accounts receivable -- allowance for losses:
  Balances at beginning of period...........................  $3,166   $3,206   $2,297
  Additions --  Charged to expense..........................   1,450    1,523    2,467
                Due to acquired businesses..................     295      167       --
  Deductions -- Bad debts written off, net of recoveries....  (1,042)  (1,730)  (1,558)
                                                              ------   ------   ------
  Balances at end of period.................................  $3,869   $3,166   $3,206
                                                              ======   ======   ======
  Inventory -- reserve for slow-moving inventory:
  Balances at beginning of period...........................  $6,715   $4,957   $4,273
  Additions --  Charged to expense..........................     369    1,593      684
                Due to acquired businesses..................     350      165       --
                                                              ------   ------   ------
  Balances at end of period.................................  $7,434   $6,715   $4,957
                                                              ======   ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this eighth day of October 2004.

                                          BRADY CORPORATION

                                          BY       /s/ DAVID MATHIESON
                                            ------------------------------------
                                                      David Mathieson
                                              Vice President & Chief Financial
                                                           Officer
                                               (Principal Accounting Officer)
                                               (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          /s/ F. M. JAEHNERT                  President and Director         October 8, 2004
--------------------------------------     (Principal Executive Officer)
            F. M. Jaehnert


        /s/ P. J. LETTENBERGER                       Director                October 8, 2004
--------------------------------------
          P. J. Lettenberger


           /s/ R. A. BEMIS                           Director                October 8, 2004
--------------------------------------
             R. A. Bemis


           /s/ F. W. HARRIS                          Director                October 8, 2004
--------------------------------------
             F. W. Harris


          /s/ R. C. BUCHANAN                         Director                October 8, 2004
--------------------------------------
            R. C. Buchanan


           /s/ R. D. PEIRCE                          Director                October 8, 2004
--------------------------------------
             R. D. Peirce


            /s/ G. E. NEI                            Director                October 8, 2004
--------------------------------------
              G. E. Nei


            /s/ M. K. BUSH                           Director                October 8, 2004
--------------------------------------
              M. K. Bush


            /s/ F. R. JARC                           Director                October 8, 2004
--------------------------------------
              F. R. Jarc


          /s/ E. P. PUNGELLO                         Director                October 8, 2004
--------------------------------------
            E. P. Pungello