Form 10-Q
period 2004-10-31
BRADY CORP
filed 2004-12-09
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 2004

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

As of November 23, 2004, there were outstanding 22,737,034 shares of Class A Common Stock and 1,769,314 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I.      Financial Information

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets                                       3

             Condensed Consolidated Statements of
                   Income and Income Retained in the Business                            4

             Condensed Consolidated Statements of Cash Flows                             5

             Notes to Condensed Consolidated Financial Statements                        6

  Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   13

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  20

  Item 4.    Controls and Procedures                                                     20

PART II.     Other Information

  Item 6.    Exhibits                                                                    21

             Signatures                                                                  22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                      (UNAUDITED)
                                                                           OCTOBER 31, 2004    JULY 31, 2004
                                                                           ----------------    -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $         52,370    $      70,368
   Accounts receivable, less allowance for losses ($4,298
         and $3,869, respectively)                                                  116,276          105,322
   Inventories:
    Finished products                                                                32,138           29,616
    Work-in-process                                                                   8,135            6,550
    Raw materials and supplies                                                       19,146           16,765
                                                                           ----------------    -------------
       Total inventories                                                             59,419           52,931
   Prepaid expenses and other current assets                                         20,837           23,302
                                                                           ----------------    -------------
    TOTAL CURRENT ASSETS                                                            248,902          251,923

OTHER ASSETS:
    Goodwill                                                                        300,460          275,897
    Other intangible assets                                                          64,665           45,879
    Other                                                                            32,263           34,526
                                                                           ----------------    -------------
                                                                                    397,388          356,302
PROPERTY, PLANT AND EQUIPMENT:

   Cost:
     Land                                                                             6,290            6,242
     Buildings and improvements                                                      60,092           58,850
     Machinery and equipment                                                        158,593          153,467
     Construction in progress                                                         3,885            1,468
                                                                           ----------------    -------------
                                                                                    228,860          220,027
   Less accumulated depreciation                                                    140,001          133,922
                                                                           ----------------    -------------
     NET PROPERTY, PLANT AND EQUIPMENT                                               88,859           86,105
                                                                           ----------------    -------------
TOTAL                                                                      $        735,149    $     694,330
                                                                           ================    =============
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                        $         36,290    $      38,533
   Wages and amounts withheld from employees                                         26,163           41,872
   Taxes, other than income taxes                                                     5,645            3,852
   Accrued income taxes                                                              20,990           12,399
   Other current liabilities                                                         31,130           23,529
   Short-term borrowings and current maturities on long-term debt                        23               32
                                                                           ----------------    -------------
     TOTAL CURRENT LIABILITIES                                                      120,241          120,217

LONG-TERM DEBT, LESS CURRENT MATURITIES                                             150,000          150,019
OTHER LIABILITIES                                                                    33,306           20,779
                                                                           ----------------    -------------
     TOTAL LIABILITIES                                                              303,547          291,015

STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock - Issued and outstanding 22,556,266                   226              224
        and 22,345,399 shares, respectively
   Class B voting common stock - Issued and outstanding 1,769,314 shares                 18               18
   Additional paid-in capital                                                        81,803           72,865
   Income retained in the business                                                  337,403          322,224
   Treasury stock - 34,657 class A common shares,
         at cost                                                                     (1,074)          (1,074)
   Accumulated other comprehensive income                                            13,428            9,340
   Other                                                                               (202)            (282)
                                                                           ----------------    -------------
     TOTAL STOCKHOLDERS' INVESTMENT                                                 431,602          403,315
                                                                           ----------------    -------------
TOTAL                                                                      $        735,149    $     694,330
                                                                           ================    =============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND INCOME RETAINED IN THE BUSINESS (Dollars in Thousands, Except Per Share Amounts)

                                                                            (Unaudited)
                                                                  Three Months Ended October 31,
                                                                       2004             2003
                                                                  --------------   --------------
Net sales                                                         $      200,419   $      151,906
Cost of products sold                                                     94,894           73,143
                                                                  --------------   --------------
  Gross margin                                                           105,525           78,763

Operating expenses:
   Research and development                                                5,704            4,864
   Selling, general and administrative                                    68,028           56,388
   Restructuring charge                                                        -            1,753
                                                                  --------------   --------------
Total operating expenses                                                  73,732           63,005

Operating income                                                          31,793           15,758

Other income (expense):
   Investment and other income (expense)                                     283             (159)
   Interest expense                                                       (2,139)             (30)
                                                                  --------------   --------------
Income before income taxes                                                29,937           15,569

Income taxes                                                               9,580            5,216
                                                                  --------------   --------------

Net income                                                                20,357           10,353

Income retained in business at beginning of period                       322,224          290,805

Less:

  Common stock dividends                                                  (5,178)          (4,770)
                                                                  --------------   --------------

Income retained in business at end of period                      $      337,403   $      296,388
                                                                  ==============   ==============
Net income per Class A Nonvoting Common Share

                                                           Basic  $         0.84   $         0.44
                                                                  ==============   ==============

                                                         Diluted  $         0.83   $         0.44
                                                                  ==============   ==============
Net income per Class B Voting Common Share

                                                           Basic  $         0.81   $         0.41
                                                                  ==============   ==============

                                                         Diluted  $         0.80   $         0.41
                                                                  ==============   ==============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                 (Unaudited)
                                                                                             Three Months Ended
                                                                                                October 31,
                                                                                               2004       2003
                                                                                             -------    -------
Operating activities:
  Net income                                                                                 $20,357    $10,353
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              6,775      4,697
    Income tax benefit from the exercise of stock options                                      2,184        415
    Loss on sale or disposal of property, plant & equipment                                      158         37
    Provision for losses on accounts receivable                                                  329        360
    Non-cash portion of stock-based compensation expense                                       1,193         86
    Net restructuring charge                                                                       -      1,676
    Changes in operating assets and liabilities (net of effects of business acquisitions):
       Accounts receivable                                                                    (5,099)    (6,478)
       Inventories                                                                            (3,536)    (1,796)
       Prepaid expenses and other assets                                                       2,644      1,408
       Accounts payable and accrued expenses                                                 (14,301)    (4,566)
       Income taxes                                                                            7,043      3,558
       Other liabilities                                                                       1,001        341
                                                                                             -------    -------
          Net cash provided by operating activities                                           18,748     10,091

Investing activities:
  Acquisition of businesses, net of cash acquired                                            (34,394)   (21,830)
  Purchases of property, plant and equipment                                                  (2,819)    (3,605)
  Proceeds from sale of property, plant and equipment                                            298        194
  Other                                                                                         (407)       (61)
                                                                                             -------    -------
        Net cash used in investing activities                                                (37,322)   (25,302)

Financing activities:
  Payment of dividends                                                                        (5,178)    (5,124)
  Proceeds from issuance of common stock                                                       5,643      4,732
  Principal payments on debt                                                                     (30)      (816)
  Purchase of treasury stock                                                                       -       (564)
                                                                                             -------    -------
        Net cash provided by (used in) financing activities                                      435     (1,772)

Effect of exchange rate changes on cash                                                          141      1,000
                                                                                             -------    -------

Net decrease in cash and cash equivalents                                                    (17,998)   (15,983)
Cash and cash equivalents, beginning of period                                                70,368     76,088
                                                                                             -------    -------

Cash and cash equivalents, end of period                                                     $52,370    $60,105
                                                                                             =======    =======
Supplemental disclosures:
  Cash paid during the period for:
    Interest                                                                                 $    78    $    55
    Income taxes, net of refunds                                                                 489      1,294
  Acquisitions:
    Fair value of assets acquired, net of cash                                               $30,337    $ 8,242
    Liabilities assumed                                                                      (17,019)    (3,025)
    Goodwill                                                                                  21,076     16,613
                                                                                             -------    -------
      Net cash paid for acquisitions                                                         $34,394    $21,830
                                                                                             =======    =======

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2004
                                   (Unaudited)

NOTE A - Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company" or "Brady") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 2004 and July 3l, 2004, and its results of operations and cash flows for the three months ended October 31, 2004 and 2003. The condensed consolidated balance sheet at July 31, 2004 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended July 31, 2004.

NOTE B - Employee Benefit Plans

      In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

      In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

      Brady Corporation elected to adopt FSP 106-2 effective with the fiscal year beginning August 1, 2004. The Company determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy. The expected subsidy reduces the accumulated postretirement benefit obligation at August 1, 2004 by $575,000 and reduces the net periodic benefit cost for the year ending July 31, 2005 by $97,000 as compared with the amount calculated without considering the effects of the subsidy.

      Assumptions used to develop these reductions include those used in the determination of the annual expense under Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," and also include expectations of how the federal program will ultimately operate. There are currently no written regulations that provide this level of detail regarding the ultimate operation of the subsidy program. It is expected that final regulations will be published in early calendar year 2005.

NOTE C - Goodwill and Intangible Assets

      Changes in the carrying amount of goodwill for the quarter ended October 31, 2004, are as follows:

                                        Americas    Europe      Asia       Total
                                        --------   --------   --------   -------
Balance as of July 31, 2004             $217,316   $ 55,848   $  2,733   $275,897
  Goodwill acquired during the period          -          -     21,076     21,076
  Translation and other adjustments          544      2,242        701      3,487
                                        --------   --------   --------   --------
Balance as of October 31, 2004          $217,860   $ 58,090   $ 24,510   $300,460
                                        ========   ========   ========   ========

      Goodwill increased by $24,563,000 during the three months ended October 31, 2004, including an increase of $3,487,000 attributable to translation adjustments and other. The preliminary allocation of the purchase price for the acquisition of ID Technologies Pte Ltd. in Asia resulted in $21,076,000 of additional goodwill.

      Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows:

                                                      OCTOBER  31, 2004                                JULY 31, 2004
                                         -------------------------------------------    --------------------------------------------
                            WEIGHTED
                             AVERAGE        GROSS                                          GROSS
                          AMORTIZATION     CARRYING     ACCUMULATED       NET BOOK        CARRYING       ACCUMULATED      NET BOOK
                         PERIOD (YEARS)     AMOUNT      AMORTIZATION       VALUE           AMOUNT       AMORTIZATION       VALUE
                         -------------   -----------   -------------    ------------    ------------    ------------    ------------
Patents..............          16        $ 6,578,000   $  (4,110,000)   $  2,468,000    $  6,450,000    $ (3,967,000)   $  2,483,000
Trademarks and
  other..............         N/A         15,301,000        (837,000)     14,464,000      15,290,000        (825,000)     14,465,000
Customer
  relationships......           8         46,470,000      (3,481,000)     42,989,000      28,203,000      (1,644,000)     26,559,000
Purchased software...           5          2,339,000      (1,000,000)      1,339,000       2,339,000        (894,000)      1,445,000
Non-compete
  agreements.........           4          5,751,000      (2,346,000)      3,405,000       3,130,000      (2,203,000)        927,000
                                         -----------   -------------    ------------    ------------    ------------    ------------
      Total..........           8        $76,439,000   $ (11,774,000)   $ 64,665,000    $ 55,412,000      (9,533,000)   $ 45,879,000
                                         ===========   =============    ============    ============    ============    ============

      The increase of customer relationships and non-compete agreements in the quarter ended October 31, 2004, relates mainly to the acquisition of ID Technologies, which added $18,218,000 of customer relationships and 2,621,000 of non-compete agreements. The value of these intangible assets in the Condensed Consolidated Financial Statements is greater than the value assigned to them in the preliminary allocation of purchase price due to the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar.

      Amortization expense of intangible assets during fiscal 2004 was $2,965,000. The amortization over each of the next five fiscal years is projected to be $7,764,000, $7,486,000, $7,318,000, $7,018,000 and $6,891,000
for 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE D - Comprehensive Income

      Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $24,445,000 and $14,597,000 for the three months ended October 31, 2004 and 2003, respectively.

NOTE E - Net Income Per Common Share

      Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

(Dollars in thousands, except per share amounts)

                                                        Three Months Ended October 31,
                                                       --------------------------- ---
                                                            2004             2003
                                                       --------------   --------------
Numerator:
   Net income                                          $       20,357   $       10,353
   Numerator for basic and diluted
       Class A net income per share                            20,357           10,353
   Less: Preferential dividends                                  (751)            (721)
   Less: Preferential dividends on
       dilutive stock options                                     (13)              (9)
                                                       --------------   --------------
   Numerator for basic and diluted
       Class B net income per share                    $       19,593   $        9,623
                                                       ==============   ==============

Denominator:
   Denominator for basic net income per
         share for both Class A and Class B                    24,237           23,413
   Plus: Effect of dilutive stock options                         378              267
                                                       --------------   --------------
   Denominator for diluted net income per
       share for both Class A and Class B                      24,615           23,680
                                                       ==============   ==============

Class A Non Voting Common Stock net income per share:
       Basic                                           $         0.84   $         0.44
       Diluted                                         $         0.83   $         0.44

Class B Voting Common Stock net income per share:
       Basic                                           $         0.81   $         0.41
       Diluted                                         $         0.80   $         0.41

NOTE F - Restructuring

      During fiscal 2004 the Company recorded restructuring charges of $3,181,000. The Company also recorded a restructuring charge of $10,215,000 in fiscal 2003. This combined total of $13,396,000 was part of the restructuring program announced in the fourth quarter of fiscal 2003 related primarily to combining sales and marketing resources and consolidating facilities throughout North America and Europe resulting in a workforce reduction of approximately 300 employees.

      The 2004 restructuring charge of $3,181,000 included a provision for severance of approximately $2,900,000 and write-off or impairment of assets and other of $281,000. In 2003 the $10,215,000 restructuring charge included a provision for severance of approximately $8,220,000 and write-off or impairment of assets and other of $1,995,000. Total cash expenditures in connection with these actions are expected to be approximately $12,000,000, of which approximately $2,300,000 was paid in fiscal 2003 and $8,300,000 was paid in fiscal 2004. The remaining balance is sufficient to address any remaining restructuring liabilities and is expected to be used in fiscal 2005.

Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                                      Fiscal 2003
                                                                        and 2004
                                                                     Restructuring
                                                                     -------------
Ending balance, July 31, 2004                                        $   1,691,000
  Fiscal 2005 first quarter activity:
  Non-cash asset write-off                                                (323,000)
  Cash payments associated with severance and other                       (688,000)
                                                                     -------------
Ending balance, October 31, 2004                                     $     680,000
                                                                     =============

NOTE G - Acquisitions

      In August 2004, the Company acquired ID Technologies Pte Ltd., ("ID Technologies") headquartered in Singapore, with additional operations in China. ID Technologies is a manufacturer of die-cut products and was acquired to expand our manufacturing capacity and market share in Asia. The cash purchase price net of cash acquired was approximately $34,394,000 plus an additional $8,700,000 to be paid at a future date. The $8,700,000 of future payments are not contingent on any additional factors and consist of a $6,500,000 holdback, a final equity adjustment, and repayment of cash purchased. The holdback will be paid in August 2006 and is recorded as a long-term liability at October 31, 2004. The agreement also provides for a contingent payment of no more than $2,500,000 if ID Technologies meets certain financial targets for the fiscal year ending July 31, 2005. No liability for this contingent payment is included in the accompanying condensed consolidated financial statements. The purchase price allocation is preliminary pending the final outcome of a valuation, which is in progress. Of the purchase price, $21,076,000 was assigned to goodwill in the preliminary allocation. In addition to goodwill, intangible assets of $20,226,000 are included in the accompanying condensed consolidated balance sheet as of October 31, 2004. The preliminary allocation of these intangible assets includes approximately $17,500,000 for customer relationships, $2,500,000 for non-compete agreements, and $226,000 of other intangibles. The results of the operations of ID Technologies have been included since the date of acquisition in the accompanying condensed consolidated financial statements.

      On May 20, 2004, the Company completed its acquisition of all of the outstanding securities of EMED. The following unaudited pro-forma combined information, assuming the EMED acquisition was completed on August 1, 2003, is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, or the results that may be obtained in the future.

                                                 THREE MONTHS ENDED
                                                     OCTOBER 31,
                                               2004              2003
                                             ---------         --------
                                               (DOLLARS IN THOUSANDS)
Net Sales...............................     $ 200,419         $165,824
                                             =========         ========
Net Income..............................     $  21,686         $ 12,068
                                             =========         ========
Reported net income per share:
Class A
     Basic                                        0.84             0.44
     Diluted                                      0.83             0.44
Pro-forma net income per share:
Class A
     Basic                                        0.89             0.52
     Diluted                                      0.88             0.51
Reported net income per share:
Class B
     Basic                                        0.81             0.41
     Diluted                                      0.80             0.41
Pro-forma net income per share:
Class B
     Basic                                        0.86             0.48
     Diluted                                      0.85             0.48

NOTE H - Segment Information

      The Company's reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three months ended October 31, 2004 and 2003:

      (Dollars in Thousands)

                                                                   Corporate
                                                                      and
                                      Americas  Europe    Asia    Eliminations    Totals
                                      --------  -------  -------  ------------   -------
Three months ended October 31, 2004:
Revenues from external customers      $105,449  $64,527  $30,443                 $200,419
Intersegment revenues                   10,583      665    1,215    ($12,463)           -
Profit (loss)                           25,380   18,132    8,910      (1,425)      50,997
Three months ended October 31, 2003:
Revenues from external customers      $ 80,092  $53,265  $18,549                 $151,906
Intersegment revenues                    9,990      563      995    ($11,548)           -
Profit (loss)                           15,116   13,449    5,424        (770)      33,219

Following is a reconciliation of segment profit (loss) to income before income taxes for the three months ended October 31, 2004 and 2003:

      (Dollars in Thousands)

                                       Three months ended:
                                           October 31,
                                         2004       2003
                                       --------   --------
Total profit from reportable segments  $ 52,422   $ 33,989
Corporate and eliminations               (1,425)      (770)
Unallocated amounts:
    Administrative costs                (17,601)   (15,172)
    Interest-net                         (1,825)        91
    Foreign exchange                        (30)      (280)
    Restructuring charge, net                 -     (1,753)
    Other                                (1,604)      (536)
                                       --------   --------

Income before income taxes             $ 29,937   $ 15,569
                                       ========   ========

NOTE I - Pro Forma Stock-Based Compensation

      The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the three months ended October 31, 2004 and October 31, 2003, under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. In fiscal 2004 and 2005, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

      Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to the market value of the Company's Common Stock on the grant date, no compensation cost has been recorded, with the exception of certain options issued during fiscal 2004 and 2005 that vest upon meeting certain performance conditions ("performance options"). The performance options require the Company to record compensation expense for changes in the market value of the underlying common stock. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

      Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

      (In thousands, except per share amounts)

                                                Three Months Ended
                                                    October 31,
                                                 2004         2003
                                              ----------   ----------
Net earnings:
     As reported                              $   20,357   $   10,353
     Stock-based compensation expense
           recorded, net of tax                      667           30
     Pro forma expense, net of tax                  (504)        (436)
                                              ----------   ----------
     Pro forma                                $   20,520   $    9,947
                                              ==========   ==========

Net earnings per class A common share
Basic:
     As reported                              $     0.84   $     0.44
     Pro forma adjustments                          0.01        (0.02)
                                              ----------   ----------
     Pro forma                                $     0.85   $     0.42
                                              ==========   ==========
Diluted:
     As reported                              $     0.83   $     0.44
     Pro forma adjustments                          0.01        (0.02)
                                              ----------   ----------
     Pro forma                                $     0.84   $     0.42
                                              ==========   ==========

NOTE J - Subsequent Events

      On November 18, 2004, the Board of Directors of Brady Corporation approved a two-for-one stock split in the form of a 100 percent stock dividend of one share of Class A Common Stock on each outstanding share of Class A Common Stock and one share of Class B Common Stock on each outstanding share of Class B Common Stock effective December 31, 2004 for shareholders of record at the close of business on December 10, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Brady is an international manufacturer and marketer of identification solutions and specialty materials which help customers increase safety, security, productivity and performance. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company operates manufacturing facilities and/or sales offices in Australia, Belgium, Brazil, Canada, China, England, France, Hong Kong, Hungary, Germany, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, the Philippines, Singapore, Spain, Sweden, Taiwan, Thailand and the United States. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.

      Sales for the quarter ended October 31, 2004, were up 31.9% to $200,419,000, compared to $151,906,000 in the same period of fiscal 2004. Base sales were up 10.2%, or $15,563,000 in the quarter compared to the same period in fiscal 2004. Net income for the quarter was $20,357,000 or $0.83 per diluted Class A Common Share, up 96.6% from $10,353,000 or $0.44 per share reported in the first quarter of last year. Management attributes the improved base growth to the Company's initiatives to accelerate growth in its core business through new product development, better market penetration, new market expansion and improving economic conditions. Both sales growth and profitability improved in the quarter due to positive growth and profitability of recent acquisitions, a continued strengthening of the United States economy, and strong growth in Asia, most notably in China.

      In October 2004, the Company increased its guidance range to $780,000,000 to $800,000,000 in sales and net income of $66,000,000 to $69,000,000 for the full fiscal year ending July 31, 2005. The guidance includes the expected results of the Company's most recent acquisition, ID Technologies in Singapore. Looking long term, the Company intends to continue its growth strategies of developing proprietary products; making acquisitions that expand its product range, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004. In addition, the Company is currently beginning to feel some pressure from suppliers, which plan to increase prices in fiscal 2005. Shortages of certain raw materials have not currently had an effect on the Company's production, but management continues to monitor key materials for possible shortages.

Results of Operations

      For the three months ended October 31, 2004, net sales of $200,419,000 were 31.9% higher than the same quarter of the previous year. Base sales increased 10.2% for the quarter ended October 31, 2004 compared to the same period in the prior year. The sales increase was aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales growth by 3.7% in the quarter, primarily due to the increased value of the Euro relative to the United States Dollar. The acquisitions of Brandon International, Prinzing Enterprises, Inc., and EMED Co., Inc. (EMED) in the United States, B.I.G in the United Kingdom, and ID Technologies in Singapore added 18.0% to sales in the quarter.

      The gross margin as a percentage of sales increased from 51.8% to 52.7% for the quarter ended October 31, 2004, compared to the same period of the previous year. The gross margin percentage increase was primarily due to the positive contribution of EMED to Brady's overall product mix.

      Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 33.9% from 37.1% for the quarter ended October 31, 2004, compared to the same period of the prior year due to the spreading of fixed costs over a larger sales base. In dollars, SG&A increased due to foreign currency translation, and SG&A expenses associated with acquired businesses.

      As a percentage of sales, research and development expenses decreased from 3.2% to 2.8% for the quarter ended October 31, 2004, compared to the same period of the previous year. The percentage decrease for the quarter was primarily due to increased sales volume. In dollars, research and development expenses increased from $4,864,000 to $5,704,000 for the quarter compared to the same period in the prior year.

      Fiscal 2004 included a restructuring charge of $1,753,000 for the quarter ended October 31, 2003, which was primarily due to the consolidation of operating facilities in Europe. There were no material restructuring charges in the first three months of the current fiscal year.

      The Company's effective tax rate was 32.0% for the quarter ended October 31, 2004, and 33.5% for the same period of the previous year. The reduction was due to a higher percentage of profit growth in lower tax jurisdictions such as China.

      Net income for the three months ended October 31, 2004, increased 96.6% to $20,357,000, compared to $10,353,000 for the same quarter of the previous year. On a Class A Common Share basis, diluted net income for the three months ended October 31, 2004, was $0.83 compared to $0.44 per share for the same quarter of the previous year.

Business Segment Operating Results

      Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

(Unaudited, dollars in thousands)

                                                                         Corporate
                                                                            and
                                      Americas   Europe      Asia      Eliminations      Totals
                                      --------   -------   ---------   -------------    --------
SALES TO EXTERNAL CUSTOMERS
Three months ended:
   October 31, 2004                   $105,449   $64,527   $  30,443                    $200,419
   October 31, 2003                     80,092    53,265      18,549                     151,906

SALES GROWTH INFORMATION
Three months ended October 31, 2004:
    Base                                   8.5%      6.6%       28.2%                       10.2%
    Currency                              (0.1)%     9.3%        3.8%                        3.7%
    Acquisitions                          23.3%      5.2%       32.1%                       18.0%
                                      ========   =======   =========                    ========
      Total                               31.7%     21.1%       64.1%                       31.9%

SEGMENT PROFIT (LOSS)
Three months ended:
   October 31, 2004                   $ 25,380   $18,132   $   8,910   $      (1,425)   $ 50,997
   October 31, 2003                     15,116    13,449       5,424            (770)     33,219
      Percentage increase                 67.9%     34.8%       64.3%           85.1%       53.5%

      The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes. Please refer to Note H, "Segment Information," to the Company's Notes to Condensed Consolidated Financial Statements for a reconciliation of segment profit to income before income taxes.

Americas:

      Americas sales increased 31.7% for the quarter ended October 31, 2004, compared to the same period in the prior year. Base sales in local currency increased 8.5% in the quarter. Sales in the region increased by 23.3% in the quarter due to acquisitions, primarily the acquisition of EMED. The increase in base business was due primarily to new product introductions and the recovery of the electronics and die cut markets. Additionally, the Company continues to see strong growth in the core electronic and industrial OEM markets. Segment profit for the region increased 67.9% to $25,380,000 for the quarter ended October 31, 2004, compared to $15,116,000, for the same period in the prior year. Increased segment profit in the Americas can be attributed in part to the successful integration of EMED earlier than planned and increased profit associated with the base sales growth in the Brady brand business spread over flat fixed costs. Benchmarking of the EMED business model also improved the profitability of the other direct marketing operations.

Europe:

      Europe sales increased 21.1% for the quarter ended October 31, 2004, compared to the same period in the prior year. Base sales in local currency increased 6.6 % in the quarter. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 9.3% in the quarter. Sales were also aided by the acquisition of BIG, which increased sales by 5.2% for the quarter. The Company's base business continued to grow in Europe despite a relatively flat European economy. The direct marketing business experienced growth due to expansion of customer base and greater product offerings in its catalogs. The wire identification and die cut businesses also showed double-digit growth for the quarter reflecting solid performance of these end markets. Segment profit for the region increased 34.8% in the quarter to $18,132,000 from $13,449,000 in the same period of the prior year, due primarily to base sales volume, foreign currency translation and increased productivity from the existing cost structure.

Asia:

      Asia sales increased 64.1% for the quarter ended October 31, 2004, compared to the same period in the prior year. Base sales in local currency increased 28.2% in the quarter, compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into U.S. currency, which increased sales within the region by 3.8% in the quarter as compared to the same quarter last year. Sales were also aided by the acquisition of ID Technologies, which added 32.1% for the quarter. Operations in China led the strong base growth performance in the region. The Company is continuing to increase capacity and personnel in its facilities in China to meet increased demand from the electronics and telecommunications industries. Segment profit for the region was up 64.3% for the quarter to $8,910,000 from $5,424,000 in the prior year first quarter. The increase in profit was due primarily to increased sales volume, foreign currency translation and the addition of ID Technologies.

Financial Condition

      The Company's current ratio as of October 31, 2004, remained at 2.1, which is consistent with the prior year. Cash and cash equivalents were $52,370,000 at October 31, 2004, compared to $70,368,000 at July 31, 2004. The decrease was due to the purchase of ID Technologies with cash, which was partially offset by cash flow from operating activities. Working capital decreased $3,045,000 during the three months ended October 31, 2004, to $128,661,000 from $131,706,000 at July 31, 2004. Inventories increased $6,488,000 for the quarter, due primarily to the effects of acquisitions and foreign currency translation. Accounts receivable increased $10,954,000 for the quarter due to increased sales volume, acquisitions and foreign currency translation. The net increase in current liabilities was $24,000 for the quarter. The increase was composed of increases in accrued income taxes due to improved profitability and accrued liabilities associated with acquisitions, incentive plans and foreign currency translation, partially offset by a significant decrease in the accrued wages and amounts withheld from employees due to the payment of incentives in the first quarter related to the year ended July 31, 2004.

      Cash flow from operating activities totaled $18,748,000 for the quarter ended October 31, 2004, compared to $10,091,000 for the same period last year. The increase was the result of higher net income partially offset by an increase in accounts receivable balances, increased inventories and a decrease in accrued liabilities associated with the payment of incentives. Capital expenditures were $2,819,000 in the quarter ended October 31, 2004, compared to $3,605,000 in the same period last year. Net cash provided by financing activities was $435,000 for the quarter ended October 31, 2004, due to proceeds from the issuance of common stock due to stock option exercises, partially offset by payments of dividends to the Company's stockholders . Net cash used in financing activities for the same period last year was $1,772,000 related to payment of dividends, issuance of common stock due to stock option exercises, principal payments on debt and purchase of treasury stock.

      Long-term debt as a percentage of long-term debt plus stockholders' investment was 25.8% at October 31, 2004 and 27.1% at July 31, 2004. The decrease was due to increases in stockholders' investment from proceeds from the issuance of common stock due to stock option exercises, income retained in the business, and other comprehensive income.

      On March 31, 2004, the Company entered into an unsecured $125,000,000 multi-currency revolving loan agreement with a group of five banks. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to have interest rates determined based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America or at LIBOR rate plus margin. A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of October 31, 2004, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that based on historic dividend policy, this restriction would not affect its ability to follow a similar dividend policy in the future. As of October 31, 2004, there were no outstanding borrowings on the 5-year revolving loan agreement.

      On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The repayment requirement of the notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company's revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties.

      During the quarter, the Company announced plans to build a 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10,000,000 project, which will be funded out of the Company's operating capital, will consolidate the warehouse and distribution services of several Brady facilities, providing increased distribution efficiencies and improved logistics for customers. The Company expects to complete the project in 12 to 18 months.

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

      The Company's continued positive cash flow and available borrowings enable the Company to execute a long-term strategic plan. This strategic plan includes investments that expand the Company's current market share, open new markets and geographies, develop new products and distribution channels and continue to improve the Company's processes. This strategic plan also includes executing key acquisitions.

      The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in other Company filings. However, the following additional information is provided to assist financial statement users.

      Operating Leases - These leases generally are entered into only for non-strategic investments (e.g., warehouses, office buildings, computer equipment) where the economic profile is favorable.

      Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct its of business. In the aggregate, such commitments are not in excess of current market prices. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties will be incurred under these contracts based upon historical experience and current expectations.

      Other Contractual Obligations - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

      Related Party Transactions - The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

New Accounting Pronouncements

      On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly targeted at U.S. manufacturing businesses and multinational companies. The Company has not yet completed its assessment of how the Act might impact future results of operations or cash flows.

Subsequent Events

      Please refer to Note J, "Subsequent Events," to the Company's Notes to Condensed Consolidated Financial Statements for a description of the stock split announced in November 2004.

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

      The ability of the Company to attain management's goals and objectives is materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others, are more fully described in the Company's 2004 Form 10-K filed with the Securities and Exchange Commission. These factors could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

      The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of October 31, 2004, the Company has not entered into any interest rate derivatives.

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

SIGNATURES

                                       BRADY CORPORATION

Date: December 9, 2004                 /s/ F. M. Jaehnert
                                       -----------------------------
                                       F. M. Jaehnert
                                       President & Chief Executive Officer

Date: December 9, 2004                 /s/ David Mathieson
                                       -----------------------------
                                       David Mathieson
                                       Vice President & Chief Financial Officer
                                       (Principal Accounting Officer)
                                       (Principal Financial Officer)