Form 10-Q
period 2005-01-31
BRADY CORP
filed 2005-03-10
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---          OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended January 31, 2005
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---          OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to _________
                         Commission File Number 1-14959

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

As of February 17, 2005, there were outstanding 45,592,849 shares of Class A Common Stock and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by an affiliate of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                           Page
                                                                           ----
PART I.    Financial Information

   Item 1. Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets                             3

           Condensed Consolidated Statements of Income                       4

           Condensed Consolidated Statements of Cash Flows                   5

           Notes to Condensed Consolidated Financial Statements              6

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk       24

   Item 4. Controls and Procedures                                          24

PART II.   Other Information

   Item 4. Submission of Matters to a Vote of Security Holders              25

   Item 6. Exhibits                                                         25

           Signatures                                                       26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



                                                                                                (Unaudited)
                                                                                     ---------------------------------
                                                                                     JANUARY 31, 2005    JULY 31, 2004
                                                                                     ----------------    -------------
                                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $         72,599    $      70,368
   Accounts receivable, less allowance for losses ($4,333 and $3,869 respectively)            111,804          105,322
   Inventories:
         Finished products                                                                     36,138           29,616
         Work-in-process                                                                        8,201            6,550
         Raw materials and supplies                                                            19,585           16,765
                                                                                     ----------------    -------------
            Total inventories                                                                  63,924           52,931
   Prepaid expenses and other current assets                                                   25,222           23,302
                                                                                     ----------------    -------------

         TOTAL CURRENT ASSETS                                                                 273,549          251,923
OTHER ASSETS:
   Goodwill                                                                                   305,844          275,897
   Other intangible assets                                                                     59,039           45,879
   Other                                                                                       31,413           34,526
                                                                                     ----------------    -------------
         TOTAL OTHER ASSETS                                                                   396,296          356,302

PROPERTY, PLANT AND EQUIPMENT:
   Cost:
      Land                                                                                      6,331            6,242
      Buildings and improvements                                                               61,902           58,850
      Machinery and equipment                                                                 155,230          153,467
      Construction in progress                                                                  6,121            1,468
                                                                                     ----------------    -------------

                                                                                              229,584          220,027
   Less accumulated depreciation                                                              137,989          133,922
                                                                                     ----------------    -------------

         NET PROPERTY, PLANT AND EQUIPMENT                                                     91,595           86,105
                                                                                     ----------------    -------------

TOTAL                                                                                $        761,440    $     694,330
                                                                                     ================    =============

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                                  $         35,160    $      38,533
   Wages and amounts withheld from employees                                                   33,025           41,872
   Taxes, other than income taxes                                                               5,039            3,852
   Accrued income taxes                                                                        19,959           12,399
   Other current liabilities                                                                   24,314           23,529
   Short-term borrowings and current maturities on long-term debt                                  17               32
                                                                                     ----------------    -------------

         TOTAL CURRENT LIABILITIES                                                            117,514          120,217

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                150,000          150,019
OTHER LIABILITIES                                                                              34,569           20,779
                                                                                     ----------------    -------------

      TOTAL LIABILITIES                                                                       302,083          291,015
STOCKHOLDERS' INVESTMENT:
   Common stock:
      Class A nonvoting common stock - Issued and outstanding, 45,591,049                         456              447
         and 44,690,798 shares, respectively
      Class B voting common stock - Issued and outstanding 3,538,628 shares                        35               35
   Additional paid-in capital                                                                  90,897           72,625
   Income retained in the business                                                            352,687          322,224
   Treasury stock - 69,314 shares, at cost                                                     (1,074)          (1,074)
   Accumulated other comprehensive income                                                      16,477            9,340
   Other                                                                                         (121)            (282)
                                                                                     ----------------    -------------

            TOTAL STOCKHOLDERS' INVESTMENT                                                    459,357          403,315
                                                                                     ----------------    -------------

TOTAL                                                                                $        761,440    $     694,330
                                                                                     ================    =============

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                                (Unaudited)
                                               ----------------------------------------------------------------------------------
                                                    Three Months Ended January 31,             Six Months Ended January 31,
                                               ---------------------------------------    ---------------------------------------
                                                                            Percentage                                 Percentage
                                                   2005          2004         Change         2005           2004         Change
                                               -----------    -----------   ----------    -----------    -----------   ----------
Net sales                                      $   196,216    $   152,948         28.3%   $   396,635    $   304,854         30.1%
Cost of products sold                               91,260         75,138         21.5%       186,154        148,281         25.5%
                                               -----------    -----------                 -----------    -----------
   Gross margin                                    104,956         77,810         34.9%       210,481        156,573         34.4%

Operating expenses:
   Research and development                          6,099          5,606          8.8%        11,803         10,470         12.7%
   Selling, general and administrative              67,923         60,495         12.3%       135,951        116,883         16.3%
   Restructuring charge - net                           --             66                          --          1,819
                                               -----------    -----------                 -----------    -----------
Total operating expenses                            74,022         66,167         11.9%       147,754        129,172         14.4%

Operating income                                    30,934         11,643        165.7%        62,727         27,401        128.9%

Other income and (expense):
   Investment and other income - net                   493            438         12.56%          776            279       178.14%
   Interest expense                                 (2,037)            (1)     203600.0%       (4,176)           (31)     13371.0%
                                               -----------    -----------                 -----------    -----------

Income before income taxes                          29,390         12,080        143.3%        59,327         27,649        114.6%

Income taxes                                         8,811          4,047        117.7%        18,391          9,263         98.5%
                                               -----------    -----------                 -----------    -----------

Net income                                     $    20,579    $     8,033        156.2%   $    40,936    $    18,386        122.6%
                                               ===========    ===========                 ===========    ===========

Per Class A Nonvoting Common Share(1):
   Basic net income                            $      0.42    $      0.17        147.1%   $      0.84    $      0.39        115.4%
   Diluted net income                          $      0.41    $      0.17        141.2%   $      0.83    $      0.39        115.6%
   Dividends                                   $      0.11    $      0.11          4.8%   $      0.22    $      0.21          4.8%

Per Class B Voting Common Share(1):
   Basic net income                            $      0.42    $      0.17        147.1%   $      0.82    $      0.38        118.7%
   Diluted net income                          $      0.41    $      0.17        141.2%   $      0.81    $      0.37        118.9%
   Dividends                                   $      0.11    $      0.11          4.8%   $      0.20    $      0.19          5.2%

Weighted average common shares outstanding(1):
                                    Basic       49,059,713     47,087,756                  48,772,946     46,986,066
                                  Diluted       49,988,533     47,782,208                  49,583,727     47,573,447

(1) Restated for two-for-one stock split, accounted for as a dividend, effective December 31, 2004.

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

                                                                                                  (Unaudited)
                                                                                                Six Months Ended
                                                                                                   January 31
                                                                                               2005         2004
                                                                                           ----------    ----------
Operating activities:
Net income                                                                                 $   40,936    $   18,386
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                13,253         9,989
  Income tax benefit from the exercise of stock options                                         3,740         1,552
  Loss on sale or disposal of property, plant & equipment                                         470           104
  Provision for losses on accounts receivable                                                     618           764
  Non-cash portion of stock-based compensation expense                                          2,048           455
  Net restructuring charge accrued liability                                                       --         1,742
  Changes in operating assets and liabilities (net of effects of business acquisitions):
     Accounts receivable                                                                          888        (3,908)
     Inventory                                                                                 (7,151)       (3,806)
     Prepaid expenses and other assets                                                         (1,715)        2,720
     Accounts payable and accrued expenses                                                    (17,491)       (6,668)
     Income taxes                                                                               7,240         1,009
     Other liabilities                                                                          2,732            41
                                                                                           ----------    ----------
        Net cash provided by operating activities                                              45,568        22,380

Investing activities:
  Acquisition of businesses, net of cash acquired                                             (34,428)      (30,652)
  Purchases of property, plant and equipment                                                   (9,648)       (6,621)
  Proceeds from sale of property, plant and equipment                                             262           255
  Other                                                                                        (2,364)         (933)
                                                                                           ----------    ----------
        Net cash used in investing activities                                                 (46,178)      (37,951)

Financing activities:
  Payment of dividends                                                                        (10,473)       (9,982)
  Proceeds from issuance of common stock                                                       12,655         7,919
  Principal payments on debt                                                                      (37)       (1,534)
  Purchase of treasury stock                                                                       --          (564)
                                                                                           ----------    ----------
        Net cash provided by (used in) financing activities                                     2,145        (4,161)
Effect of exchange rate changes on cash                                                           696         1,855

Net increase (decrease) in cash and cash equivalents                                            2,231       (17,877)
Cash and cash equivalents, beginning of period                                                 70,368        76,088
                                                                                           ----------    ----------
Cash and cash equivalents, end of period                                                   $   72,599    $   58,211
                                                                                           ==========    ==========

Supplemental disclosures:
Cash paid during the period for:
  Interest                                                                                 $    4,051    $       64
  Income taxes, net of refunds                                                                  6,122         6,502
Acquisitions:
  Fair value of asset acquired, net of cash                                                $   25,938    $   14,594
  Liabilities assumed                                                                         (15,013)       (9,040)
  Goodwill                                                                                     23,503        25,098
                                                                                           ----------    ----------
         Net cash paid for acquisitions                                                    $   34,428    $   30,652
                                                                                           ==========    ==========

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2005
                                   (Unaudited)

NOTE A - Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company" or "Brady") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2005 and July 3l, 2004, its results of operations for the three months and six months ended January 31, 2005 and 2004 and its cash flows for the six months ended January 31, 2005 and 2004. The condensed consolidated balance sheet at July 31, 2004 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B - Goodwill and Intangible Assets

         Changes in the carrying amount of goodwill for the six months ended January 31, 2005, are as follows (in thousands):

                                       Americas    Europe      Asia       Total
                                       --------   --------   --------   --------
Balance as of July 31, 2004            $217,316   $ 55,848   $  2,733   $275,897
 Goodwill acquired during the period         --         --     23,503     23,503
 Translation adjustments and other          675      4,311      1,458      6,444
                                       --------   --------   --------   --------
Balance as of January 31, 2005         $217,991   $ 60,159   $ 27,694   $305,844
                                       ========   ========   ========   ========


         Goodwill increased by $29,947,000 during the six months ended January 31, 2005, including an increase of $6,444,000 attributable to translation adjustments and other. The allocation of the purchase price for the acquisition of ID Technologies PTE, Ltd ("ID Technologies") in Asia resulted in $23,503,000 of additional goodwill.

         Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows (in thousands):

                                                        JANUARY 31, 2005                      JULY 31, 2004
                              WEIGHTED       ------------------------------------   ----------------------------------
                              AVERAGE          GROSS                                 GROSS
                            AMORTIZATION     CARRYING     ACCUMULATED    NET BOOK   CARRYING    ACCUMULATED   NET BOOK
                           PERIOD (YEARS)     AMOUNT     AMORTIZATION     VALUE      AMOUNT    AMORTIZATION    VALUE
                           --------------    --------    ------------    --------   --------   ------------   --------
Patents                          16          $  6,658      $ (4,265)     $  2,393   $  6,450     $ (3,967)    $  2,483
Trademarks & other              N/A            15,562        (1,079)       14,483     15,290         (825)      14,465
Customer relationships           8             42,579        (4,664)       37,915     28,203       (1,644)      26,559
Purchased software               5              2,336        (1,105)        1,231      2,339         (894)       1,445
Non-compete agreements           4              5,522        (2,505)        3,017      3,130       (2,203)         927
                                             --------      --------      --------   --------     --------     --------
Total                            8           $ 72,657      $(13,618)     $ 59,039   $ 55,412     $ (9,533)    $ 45,879
                                             ========      ========      ========   ========     ========     ========

         The increase of customer relationships and non-compete agreements for the six months ended January 31, 2005, relates mainly to the acquisition of ID Technologies, which added $14,208,000 of customer relationships and $2,382,000 of non-compete agreements. The value of these intangible assets in the Condensed Consolidated Financial Statements at January 31, 2005 is greater than the value assigned to them in the allocation of purchase price due to the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar.

         Amortization expense of intangible assets for the six-month period ended January 31, 2004 was $2,595,000. The amortization over each of the next five fiscal years is projected to be $7,396,000, $7,126,000, $6,958,000,
 $6,657,000 and $6,531,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE C - Comprehensive Income

         Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $23,628,000 and $12,809,000 for the three months ended January 31, 2005 and 2004, respectively and $48,073,000 and $27,406,000 for the six months ended January 31, 2005 and 2004, respectively.


NOTE D - Net Income Per Common Share

         Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                          Three Months Ended     Six Months Ended
(Dollars in thousands, except per share amounts)              January 31,           January 31,
------------------------------------------------         -------------------   --------------------
Numerator:                                                 2005       2004       2005        2004
                                                         --------   --------   --------    --------
       Net Income                                        $ 20,579   $  8,033   $ 40,936    $ 18,386
       Numerator for basic and diluted
            Class A net income per share                   20,579      8,033     40,936      18,386
       Less:  Preferential dividends                           --         --       (751)       (721)
       Less:  Preferential dividends on
            dilutive stock options                             --         --        (23)         (9)
                                                         --------   --------   --------    --------
       Numerator for basic and diluted
            Class B net income per share                 $ 20,579   $  8,033   $ 40,162    $ 17,656
                                                         ========   ========   ========    ========

Denominator:
       Denominator for basic net income per
            share for both Class A and Class B             49,060     47,088     48,773      46,986
       Plus:  Effect of dilutive stock options                929        694        811         588
                                                         --------   --------   --------    --------
       Denominator for diluted net income per
            share for both Class A and Class B             49,989     47,782     49,584      47,574
                                                         ========   ========   ========    ========

Class  A Non Voting Common Stock net income per share:
            Basic                                        $   0.42   $   0.17   $   0.84    $   0.39
            Diluted                                      $   0.41   $   0.17   $   0.83    $   0.39

Class  B Voting Common Stock net income per share:
            Basic                                        $   0.42   $   0.17   $   0.82    $   0.38
            Diluted                                      $   0.41   $   0.17   $   0.81    $   0.37

         Options to purchase 7,000 and 18,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter and six months ended January 31, 2005 and 2004, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E - Restructuring

         During the year ended July 31, 2004 the Company recorded restructuring charges of $3,181,000. The Company also recorded a restructuring charge of $10,215,000 in fiscal 2003. This combined total of $13,396,000 was part of the restructuring program announced in the fourth quarter of fiscal 2003 related primarily to combining sales and marketing resources and consolidating facilities throughout North America and Europe resulting in a workforce reduction of approximately 300 employees.

         The 2004 restructuring charge of $3,181,000 included a provision for severance of approximately $2,900,000 and write-off or impairment of assets and other of $281,000. In 2003 the $10,215,000 restructuring charge included a provision for severance of approximately $8,220,000 and write-off or impairment of assets and other of $1,995,000. Total cash expenditures in connection with these actions are expected to be approximately $12,000,000, of which approximately $2,300,000 was paid in fiscal 2003 and $8,300,000 was paid in fiscal 2004. The remaining balance is sufficient to address any remaining restructuring liabilities and is expected to be used in fiscal 2005. Total restructuring charges were $66,000 and $1,819,000 for the quarter and six-month period ended January 31, 2004.

         Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                       Fiscal 2003
                                                        and 2004
                                                      Restructuring
                                                      -------------
Ending balance, July 31, 2004                         $   1,691,000
  Fiscal 2005 first quarter activity:
  Non-cash asset write-off                                 (323,000)
  Cash payments associated with severance and other        (688,000)
                                                      -------------
Ending balance, October 31, 2004                      $     680,000
                                                      =============
  Fiscal 2005 second quarter activity:
  Cash payments associated with severance and other        (455,000)
                                                      -------------
Ending balance, January 31, 2005                      $     225,000
                                                      =============

NOTE F - Acquisitions

         In August 2004, the Company acquired ID Technologies headquartered in Singapore, with additional operations in China. ID Technologies is a manufacturer of die-cut products and was acquired to expand the Company's manufacturing capacity and market share in Asia. The cash purchase price net of cash acquired was approximately $34,428,000 plus an additional $6,500,000 two-year holdback. The holdback will be paid in August 2006 and is recorded as a long-term liability at January 31, 2005. Interest is imputed on the holdback at a rate of 4.9% per year. The agreement also provides for a contingent payment of no more than $2,500,000 if ID Technologies meets certain financial targets for the fiscal year ending July 31, 2005. No liability for this contingent payment is included in the accompanying condensed consolidated financial statements. Of the purchase price, $23,503,000 was assigned to goodwill and $16,017,000 was assigned to other intangible assets in the final purchase price allocation. The allocation of these intangible assets includes approximately $13,500,000 for customer relationships, $2,300,000 for non-compete agreements, and $217,000 of other intangibles. The results of the operations of ID Technologies have been included since the date of acquisition in the accompanying condensed consolidated financial statements.

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

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                     -------------------------      --------------------------
        (DOLLARS IN THOUSANDS)       January 31,   January 31,      January 31,    January 31,
                                         2005         2004             2005           2004
                                     -----------   -----------      -----------    -----------
Net Sales                            $   196,216   $   164,534      $   396,635    $   330,358
Net Income                                20,579         9,342           41,199         21,410
Reported net income per share:
Class A
     Basic                                  0.42          0.17             0.84           0.39
     Diluted                                0.41          0.17             0.83           0.39
Pro-forma net income per share:
Class A
     Basic                                  0.42          0.20             0.84           0.46
     Diluted                                0.41          0.20             0.83           0.45
Reported net income per share:
Class B
     Basic                                  0.42          0.17             0.82           0.38
     Diluted                                0.41          0.17             0.81           0.37
Pro-forma net income per share:
Class B
     Basic                                  0.42          0.20             0.83           0.44
     Diluted                                0.41          0.20             0.82           0.43

NOTE G - Segment Information

         The Company's reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three and six months ended January 31, 2005 and 2004:

                                                                              Corporate
                                                                                 and
               (in Thousands)             Americas     Europe       Asia     Eliminations     Totals
               --------------             --------    --------    -------    ------------    --------
Three months ended January 31, 2005:
Revenues from external customers          $ 95,255    $ 70,886    $30,075            --      $196,216
Intersegment revenues                       11,220         637        810       (12,667)           --
Segment profit                              20,431      21,601      8,709          (585)       50,156

Three months ended January 31, 2004:
Revenues from external customers          $ 74,196    $ 60,360    $18,392            --      $152,948
Intersegment revenues                        9,234         620      1,378       (11,232)           --
Segment profit                               9,498      15,346      4,905        (1,200)       28,549

Six months ended January 31, 2005:
Revenues from external customers          $200,704    $135,413    $60,518            --      $396,635
Intersegment revenues                       21,803       1,302      2,025       (25,130)           --
Segment profit                              45,811      39,733     17,619        (2,010)      101,153

Six months ended January 31, 2004:
Revenues from external customers          $154,288    $113,625    $36,941            --      $304,854
Intersegment revenues                       19,224       1,183      2,373       (22,780)           --
Segment profit                              24,614      28,795     10,329        (1,970)       61,768

Following is a reconciliation of segment profit to net income for the three and six months ended January 31, 2005 and 2004:


(in Thousands)                              Three months ended:            Six months ended:
                                        --------------------------    --------------------------
                                        January 31,    January 31,    January 31,    January 31,
                                            2005           2004           2005           2004
                                        -----------    -----------    -----------    -----------
Total profit from reportable segments   $    50,741    $    29,749    $   103,163    $    63,738
Corporate and eliminations                     (585)        (1,200)        (2,010)        (1,970)
Unallocated amounts:
   Administrative costs                     (18,637)       (15,365)       (36,238)       (30,537)
   Interest-net                              (1,821)           134         (3,646)           225
   Foreign exchange                             276           (117)           246           (397)
   Restructuring charge, net                     --            (66)            --         (1,819)
   Other                                       (584)        (1,055)        (2,188)        (1,591)
                                        -----------    -----------    -----------    -----------
Income before income taxes                   29,390         12,080         59,327         27,649
   Income taxes                              (8,811)        (4,047)       (18,391)        (9,263)
                                        -----------    -----------    -----------    -----------
Net income                              $    20,579    $     8,033    $    40,936    $    18,386
                                        ===========    ===========    ===========    ===========

NOTE H - Pro Forma Stock-Based Compensation

           The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the six months ended January 31, 2005 and January 31, 2004, under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. In fiscal 2005 and 2004, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

         Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to the market value of the Company's Common Stock on the grant date, no compensation cost has been recorded, with the exception of certain options issued during fiscal 2004 and 2005 that vest upon meeting certain performance conditions ("performance options"). The performance options require the Company to record compensation expense for changes in the market value of the underlying common stock. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

         Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                   Three Months Ended          Six Months Ended
(In thousands, except per share amounts)               January 31,                January 31,
                                                  2005          2004          2005          2004
                                               ----------    ----------    ----------    ----------
Net earnings:
    As reported                                $   20,579    $    8,033    $   40,936    $   18,386
    Stock-based compensation expense
            recorded, net of tax                      465           195         1,132           277
    Pro forma expense, net of tax                    (763)         (549)       (1,267)       (1,037)
                                               ----------    ----------    ----------    ----------
    Pro forma                                  $   20,281    $    7,679    $   40,801    $   17,626
                                               ==========    ==========    ==========    ==========

Net earnings per class A common share
Basic:
    As reported                                $     0.42    $     0.17    $     0.84    $     0.39
    Pro forma adjustments                           (0.01)        (0.01)           --         (0.01)
                                               ----------    ----------    ----------    ----------
    Pro forma                                  $     0.41    $     0.16    $     0.84    $     0.38
                                               ==========    ==========    ==========    ==========
Diluted:
    As reported                                $     0.41    $     0.17    $     0.83    $     0.38
    Pro forma adjustments                           (0.01)        (0.01)           --         (0.01)
                                               ----------    ----------    ----------    ----------
    Pro forma                                  $     0.40    $     0.16    $     0.83    $     0.37
                                               ==========    ==========    ==========    ==========

Net earnings per class B common share
Basic:
    As reported                                $     0.42    $     0.17    $     0.82    $     0.38
    Pro forma adjustments                           (0.01)        (0.01)           --         (0.02)
                                               ----------    ----------    ----------    ----------
    Pro forma                                  $     0.41    $     0.16    $     0.82    $     0.36
                                               ==========    ==========    ==========    ==========
Diluted:
    As reported                                $     0.41    $     0.17    $     0.81    $     0.37
    Pro forma adjustments                           (0.01)        (0.01)           --         (0.02)
                                               ----------    ----------    ----------    ----------
    Pro forma                                  $     0.40    $     0.16    $     0.81    $     0.35
                                               ==========    ==========    ==========    ==========

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This Statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company plans to adopt SFAS 123(R) on August 1, 2005. The Company has not yet completed its evaluation of the impact of adopting SFAS 123(R) on its condensed consolidated financial statements.

NOTE I - Employee Benefit Plans

         In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act establishes a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

         In May 2004, the FASB issued FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

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

         Assumptions used to develop these reductions include those used in the determination of the annual expense under SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," and also include expectations of how the federal program would ultimately operate.

         On January 21, 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. The Company is currently in the process of evaluating the effect of the final regulations on its net periodic benefit cost for the year ending July 31, 2005.


NOTE J - Stockholder's Equity and Stock Split

         On November 18, 2004, the Board of Directors of Brady Corporation approved a two-for-one stock split in the form of a 100 percent stock dividend of one share of Class A Common Stock on each outstanding share of Class A Common Stock and one share of Class B Common stock on each outstanding share of Class B Common Stock effective December 31, 2004 for shareholders of record at the close of business on December 10, 2004. All share and per-share numbers contained herein reflect this stock split.

NOTE K - New Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43", which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

NOTE L - Subsequent Events

         On February 1, 2005, Brady Corporation announced that it acquired Permar Systems, Inc., doing business as Electromark. The purchase was funded entirely with cash. Electromark is a manufacturer and supplier of safety and facility identification products including custom and stock signs, tags, and labels. Electromark, headquartered in Wolcott, New York, is a market leader in supplying identification products to the utility industry. Founded in 1970, Electromark had sales of approximately $11 million during the year ended December 31, 2004.

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

         Sales for the quarter ended January 31, 2005, were up 28.3% to $196,216,000, compared to $152,948,000 in the same period of fiscal 2004. Base sales were up 11.4%, or $17,428,000 in the quarter compared to the same period in fiscal 2004. This represents the fourth consecutive quarter of double-digit base sales growth. Net income for the quarter was $20,579,000 or $0.41 per diluted Class A Common Share, up 156.2% from $8,033,000 or $0.17 per share reported in the second quarter of last year. Management attributes the improved base sales growth to improving economic conditions in North America and the Company's initiatives to accelerate growth in its core business through new product development, better market penetration, and new market expansion. Both sales growth and profitability improved in the quarter due to positive growth and profitability of recent acquisitions, continued cost reduction efforts, a continued strengthening of the United States economy, upper single-digit growth in Europe, and strong growth in Asia, most notably in China.

         Sales for the six months ended January 31, 2005, were up 30.1% to $396,635,000, compared to $304,854,000 in the same period of fiscal 2004. Base sales were up 10.6%, or $32,430,000 in the quarter compared to the same period in fiscal 2004. Net income for the six-month period was $40,936,000 or $0.83 per diluted Class A Common Share, up 122.6% from $18,386,000 or $0.39 per share reported in the same period of last year.

         In February 2005, the Company increased its guidance range to $790,000,000 to $810,000,000 in sales, net income of $78,000,000 to $80,000,000, and earnings per share of $1.55 to $1.60 for the full fiscal year ending July 31, 2005. The Company expects capital expenditures to be approximately $25,000,000 and depreciation and amortization to be approximately $27,000,000 for the full fiscal year ending July 31, 2005. Management believes this guidance is justified based on the Company's strong performance in the first two quarters of fiscal 2005, but notes that this guidance should be viewed in light of the various factors that could affect performance described in or incorporated by reference into this report, as well as the following factors. For the last two years, the Company has issued a limited number of performance-based stock options to senior management. The vesting of these options is tied to the financial performance of the Company. As these options vest, they must be marked to market based on the ending stock price at the end of each quarter. An estimate of this expense is included in the Company's guidance for Fiscal 2005 but the actual expense is subject to fluctuations in the Company's stock price and could introduce some volatility. In addition, the Company continues to feel pressure from suppliers who are attempting to raise their prices. Shortages of certain raw materials have not currently had an effect on the Company's production, but management continues to monitor supplies of key materials for possible shortages and develop plans for alternative sources of supply. The Company's business operations and those of its customers and suppliers give rise to market risk exposure due to changes in foreign exchange rates. Fluctuations in the United States dollar relative to other currencies may introduce some volatility.

         Looking long term, the Company intends to continue its growth strategies of developing proprietary products, making acquisitions that expand its product range, technical expertise or market penetration, and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of key factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Results of Operations

         For the three months ended January 31, 2005, net sales of $196,216,000 were 28.3% higher than the same quarter of the previous year. For the six months ended January 31, 2005, sales of $396,635,000 were 30.1% higher than the same period of the previous year. Base sales increased 11.4% for the quarter and 10.6% for the six months ended January 31, 2005 compared to the same periods in the prior year due primarily to brand expansion and new product introductions. The sales increase was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales growth by 4.4% in the quarter and 4.2% for the six months ended January 31, 2005, primarily due to the increased value of the Euro relative to the United States Dollar. The acquisitions of EMED Co., Inc. ("EMED") in the United States and ID Technologies in Singapore added 12.5% to sales in the quarter. For the six-month period ended January 31, 2005, the acquisitions of Brandon International, Prinzing Enterprises, Inc., and EMED in the United States, B.I.G in the United Kingdom, and ID Technologies in Singapore added 15.3% to sales.

         The gross margin as a percentage of sales increased from 50.9% to 53.5% for the quarter and from 51.4% to 53.1% for the six-month period ended January 31, 2005, compared to the same periods of the previous year. The gross margin increase was due to the positive contribution of EMED, continued improvement in the Company's base business and the benefits of cost-reduction efforts. Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased to 34.6% from 39.6% for the quarter and to 34.3% from 38.3% for the six months ended January 31, 2005, compared to the same periods of the prior year due to the spreading of fixed costs over a larger sales base. Management does not expect the lower spending rate experienced in the second quarter to continue. SG &A expenses are expected to increase in the third and fourth quarters of fiscal 2005 due to implementation of planned sales growth initiatives. In dollars, SG&A increased $7,428,000 for the quarter and $19,068,000 for the six-month period ended January 31, 2005 compared to the same periods in the prior year due to foreign currency translation and SG&A expenses associated with acquired businesses.

         As a percentage of sales, research and development expenses decreased from 3.7% to 3.1% for the quarter and from 3.4% to 3.0% for the six months ended January 31, 2005, compared to the same periods of the previous year. The percentage decrease for the quarter and for the six-month period was primarily due to increased sales volume. In dollars, research and development expenses increased from $5,606,000 to $6,099,000 for the quarter and from $10,470,000 to $11,803,000 for the six months ended January 31, 2005, compared to the same periods in the prior year. For the remainder of the fiscal year, the Company expects to increase research and development costs due to the launch of several new initiatives. The planned initiatives include the expansion of the Company's research and development capabilities in Europe and Asia and the development of proprietary materials for the original equipment manufacturing and electronics markets.

         Fiscal 2004 included a restructuring charge of $66,000 for the quarter and $1,819,000 for the six months ended January 31, 2004, which was primarily due to the consolidation of operating facilities in North America and Europe. There were no material restructuring charges in the first six months of the current fiscal year.

         The Company's effective tax rate was 30.0% for the quarter and 31.0% for the six months ended January 31, 2005, and 33.5% for the same periods of the previous year. The reduction was due to a higher percentage of profit in lower tax jurisdictions such as China and Singapore in the 2005 periods.

         Net income for the three months ended January 31, 2005, increased 156.2% to $20,579,000, compared to $8,033,000 for the same quarter of the previous year. For the six-month period ended January 31, 2005, net income increased 122.6% to $40,936,000, compared to $18,386,000 for the same period in the prior year. On a Class A Common Share basis, diluted net income per share was $.41 for the quarter and $.83 for the six months ended January 31, 2005, compared to $0.17 and $.39 per share for the same periods of the previous year.


Business Segment Operating Results

         Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

                                                                                  Corporate
                                                                                     and
       (Dollars in thousands)                Americas     Europe       Asia      Eliminations     Total
       ----------------------                --------     ------       ----      ------------     -----
SALES TO EXTERNAL CUSTOMERS
Three months ended:
   January 31, 2005                          $ 95,255    $ 70,886    $ 30,075                    $196,216
   January 31, 2004                            74,196      60,360      18,392                     152,948

Six months ended:
   January 31, 2005                          $200,704    $135,413    $ 60,518                    $396,635
   January 31, 2004                           154,288     113,625      36,941                     304,854

SALES GROWTH INFORMATION
Three months ended January 31, 2005:
    Base                                        10.2%         8.5%       25.5%                       11.4%
    Currency                                     1.1%         8.9%        2.8%                        4.4%
    Acquisitions                                17.0%         0.0%       35.2%                       12.5%
      Total                                     28.3%        17.4%       63.5%                       28.3%

Six months ended January 31, 2005:
    Base                                         9.0%         7.6%       26.9%                       10.6%
    Currency                                     0.8%         9.1%        3.3%                        4.2%
    Acquisitions                                20.3%         2.5%       33.6%                       15.3%
      Total                                     30.1%        19.2%       63.8%                       30.1%

SEGMENT PROFIT (LOSS)
Three months ended:
   January 31, 2005                          $ 20,431    $ 21,601    $  8,709    $       (585)   $ 50,156
   January 31, 2004                             9,498      15,346       4,905          (1,200)     28,549
         Percentage increase                    115.1%       40.8%       77.6%           51.3%       75.7%

Six months ended:
   January 31, 2005                          $ 45,811    $ 39,733    $ 17,619    $     (2,010)   $101,153
   January 31, 2004                            24,614      28,795      10,329          (1,970)     61,768
         Percentage increase                     86.1%       38.0%       70.6%            2.1%       63.8%

         The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes. Please refer to Note G, "Segment Information" in the Company's Notes to Condensed Consolidated Financial Statements for a reconciliation of segment profit to net income.

Americas:

         Americas sales increased 28.3% for the quarter and 30.1% for the six months ended January 31, 2005, compared to the same periods in the prior year. Base sales in local currency increased 10.2% in the quarter and 9.0% for the six months ended January 31, 2005. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.1% in the quarter and 0.8% for the six-month period ended January 31, 2005. Sales in the region increased by 17.0% in the quarter and 20.3% for the six month period due to acquisitions, primarily the acquisition of EMED. New products including proprietary printing systems and related consumables continue to fuel base growth. The growth was also aided by a strengthening of the United States direct marketing business, particularly within the construction market. Solid growth continues in the core industrial OEM market, but the electronics telecommunications market is beginning to soften. Management expects this trend to continue into the third quarter. Segment profit for the region increased 115.1% to $20,431,000 from $9,498,000 for the quarter and 86.1% to $45,811,000 from $24,614,000 for the six months ended January 31, 2005, compared to the same periods in the prior year. The increased segment profit was primarily due to higher sales volume and lower operating expenses as a percentage of sales. Base growth within the Brady brand, the acquisition of EMED, and cost control throughout our businesses drove additional profit improvement.

Europe:

         Europe sales increased 17.4% for the quarter and 19.2% for the six months ended January 31, 2005, compared to the same periods in the prior year. Base sales in local currency increased 8.5 % in the quarter and 7.6% for the six-month period. Sales were also positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 8.9% in the quarter and 9.1% for the six-month period ended January 31, 2005. Sales for the six-month period were also aided by the acquisition of BIG, which increased sales by 2.5%. The direct marketing business continues to exceed GDP growth in the region; however, core growth has softened slightly since December 2004. If European economic growth slows further, management believes core growth may continue to soften into the third quarter. This growth is due to the continued expansion of the Company's customer base and a greater product offering in its catalogs. The Brady business also grew in the second quarter due to strong growth in the electrical and telecom markets. Segment profit for the region increased 40.8% in the quarter to $21,601,000 from $15,346,000 and 38.0% for the six-month period to $39,733,000 from $28,795,000 compared to the same periods of the prior year, due primarily to base sales volume, foreign currency translation and increased productivity from the existing cost structure.


Asia:

         Asia sales increased 63.5% for the quarter and 63.8% for the six months ended January 31, 2005, compared to the same periods in the prior year. Base sales in local currency increased 25.5% in the quarter and 26.9% for the six-month period, compared to the same periods last year. Sales were also positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 2.8% in the quarter and 3.3% for the six months ended January 31, 2005, compared to the same periods last year. Sales were also aided by the acquisition of ID Technologies, which added 35.2% for the quarter and 33.6% for the six-month period. Operations in China led the strong base growth performance in the region. The Company recently completed the expansion of its facilities in Beijing and Wuxi to meet forecasted demand. The integration of ID Technologies led to the realization of planned synergies. The expanded product portfolio allows the Company to better meet the needs of its customers through a broader product offering. Segment profit for the region was up 77.6% for the quarter to $8,709,000 from $4,905,000 and 70.6% for the six-month period to $17,619,000 from $10,329,000 compared to the same periods in the prior year.

         The increase in profit was due primarily to increased sales volume, foreign currency translation and the addition of ID Technologies. The Asia region is currently experiencing pressure for additional price reductions each quarter from its customers. In the short term, the Company is attempting to realize manufacturing efficiencies to offset the price reductions. On a long-term basis, the Company will continue to invest in research and development in an effort to continue introducing new differentiated products that are not as susceptible to price pressure.

Financial Condition

         The Company's current ratio as of January 31, 2005, was 2.3, compared to 2.1 at July 31, 2004. Cash and cash equivalents were $72,599,000 at January 31, 2005, compared to $70,368,000 at July 31, 2004. The increase was due to strong operating cash flow and proceeds from the issuance of common stock upon exercise of stock options, which was partially offset by the purchase of ID Technologies, purchases of property, plant and equipment and payment of dividends. Working capital increased $24,329,000 during the six months ended January 31, 2005, to $156,035,000 from $131,706,000 at July 31, 2004.
Inventories increased $10,993,000 for the six-month period, due primarily to a planned increase in inventory levels to avoid shortages and improve Company service levels. Accounts receivable increased $6,482,000 for the six-month period due to increased sales volume, acquisitions and foreign currency translation. The net decrease in current liabilities was $2,703,000 for the six-month period representing a decrease in accounts payable and accrued wages, offset by an increase in accrued income taxes.

         Cash flow from operating activities totaled $45,568,000 for the six months ended January 31, 2005, compared to $22,380,000 for the same period last year. The increase was the result of higher net income and related increased accrued income taxes, partially offset by a decrease in accounts payable, accrued expenses, and other liabilities due to payment of fiscal 2004 incentives in the first quarter of fiscal 2005. Capital expenditures were $9,648,000 for the six-month period ended January 31, 2005, compared to $6,621,000 in the same period last year. Net cash provided by financing activities was $2,145,000 for the six months ended January 31, 2005, due to proceeds from the issuance of common stock due to stock option exercises, partially offset by payments of dividends to the Company's stockholders. Net cash used in financing activities for the same period last year was $4,161,000 related to payment of dividends, issuance of common stock due to stock option exercises, principal payments on debt and purchase of treasury stock.

         On March 31, 2004, the Company entered into an unsecured $125,000,000 multi-currency revolving loan agreement with a group of five banks. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of January 31, 2005, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. As of January 31, 2005, there were no outstanding borrowings on the 5-year revolving loan agreement.

         On June 30, 2004, the Company sold $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The repayment requirement of the notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28. The first interest payments were made on December 28, 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company's revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties.

         During the first quarter of fiscal 2005, the Company announced plans to build a 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10,000,000 project, which will be funded out of the Company's operating capital, will consolidate the warehouse and distribution services of several Brady facilities, providing increased distribution efficiencies and improved logistics for customers. As of January 31, 2005, the purchases of property, plant and equipment included approximately $1,300,000 related to the warehouse expansion. The Company expects to complete the project in 12 to 18 months.

         The Company continues to seek opportunities to invest in new products, new markets, strategic acquisitions and joint ventures, which fit its growth strategy. Management believes that its cash and cash equivalents, the cash flow it generates from operating activities, its available line of credit and other borrowing alternatives will be adequate to meet the Company's current and anticipated investing and financing needs.

         Management believes the Company's continued positive cash flow and available borrowings will enable the Company to execute a long-term strategy that includes investments that expand the Company's current market share, open new markets and geographies, develop new products and distribution channels and continue to improve the Company's processes. This strategy also includes executing key acquisitions

         The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in other Company filings. However, the following additional information is provided to assist financial statement users.

         Purchase Commitments - The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of its business. In the aggregate, such commitments are not in excess of current market prices and are not material to the financial position of the Company. Due to the proprietary nature of many of the Company's materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties will be incurred under these contracts based upon historical experience and current expectations.

         Other Contractual Obligations - The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.

         Related Party Transactions - The Company does not have any related party transactions that materially affect the results of operations, cash flow or financial condition.

         Legal - On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains $137 billion in tax cuts over a ten-year period beginning in 2005, which are mainly targeted at U.S. manufacturing businesses and multinational companies. We have not yet completed our assessment of how the Act might impact our future results of operations or cash flows.

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

         The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of January 31, 2005, the Company has not entered into any interest rate derivatives.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on November 18, 2004. At the meeting the following persons were elected to serve as the Company's directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Common Voting Stock until the next annual meeting of shareholders and until their successors have been elected:

                  Richard A. Bemis
                  Robert C. Buchanan
                  Mary K. Bush
                  Frank W. Harris
                  Frank M. Jaehnert
                  Frank R. Jarc
                  Peter J. Lettenberger
                  Gary E. Nei
                  Roger D. Peirce
                  Elizabeth I. Pungello

         At the annual meeting, the shareholders, by the affirmative vote of 100% of the 3,538,628 shares of Class B Common Voting Stock, approved the "2004 Omnibus Incentive Stock Plan" (the "Plan"). The purpose of the Plan is to provide an incentive for employees of Brady Corporation and its affiliates to improve corporate performance on a long-term basis and to attract and retain employees by enabling employees to participate in the future successes of the Corporation, and by associating the long term interests of employees with those of the Corporation and its shareholders. The Plan is intended to permit the grant of nonqualified stock options, incentive stock options, shares of restricted stock, and restricted stock units. The Plan was filed as Exhibit 99.1 to the Company's Form 8-K filed with the SEC on November 24, 2004, which Form 8-K contains additional information regarding the Plan.

         At the annual meeting, the shareholders, by the affirmative vote of 100% of the 3,538,628 shares of Class B Common Voting Stock, also approved an amendment to the "W.H. Brady Co. Nonqualified Stock Option Plan For Non-employee Directors." The amendment increases the number of shares each non-employee director has an option to purchase upon initial election as a director and after each annual meeting. The "W.H. Brady Co. Nonqualified Stock Option Plan For Non-employee Directors" was filed as Exhibit 99.3 to the Form 8-K filed with the SEC on November 24, 2004, which Form 8-K contains additional information regarding such plan. The original agreement was Exhibit 10.13 to the Brady Corporation 2004 Form 10-K.

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

SIGNATURES

                            BRADY CORPORATION

Date: March 10, 2005        /s/ F. M. Jaehnert
      --------------        ------------------
                                    F. M. Jaehnert
                                    President & Chief Executive Officer


Date: March 10, 2005        /s/ David Mathieson
      --------------        -------------------
                                    David Mathieson
                                    Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)
                                    (Principal Financial Officer)