Form 10-Q
period 2005-04-30
BRADY CORP
filed 2005-06-03
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended April 30, 2005

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _____ to _____
                         Commission File Number 1-14959

                                BRADY CORPORATION
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  WISCONSIN                                39-0178960
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

              6555 WEST GOOD HOPE ROAD, MILWAUKEE, WISCONSIN 53223
               ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (414)358-6600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of May 18, 2005, there were outstanding 45,735,249 shares of Class A Common Stock and 3,538,628 shares of Class B Common Stock. The Class B Common Stock is the only voting stock of the Corporation. All of the Class B Common Stock is owned by three trusts.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I. Financial Information

  Item 1. Condensed Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets                               3

          Condensed Consolidated Statements of Income                         4

          Condensed Consolidated Statements of Cash Flows                     5

          Notes to Condensed Consolidated Financial Statements                6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk         25

  Item 4. Controls and Procedures                                            25

PART II.  Other Information

  Item 6. Exhibits                                                           26

          Signatures                                                         27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                           (Unaudited)
                                                                                    -------------------------
                                                                                     APRIL 30,      JULY 31,
                                                                                       2005           2004
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $   70,287    $    65,218
  Short-term Investments                                                                16,200          5,150
  Accounts receivable, less allowance for losses ($3,899 and $3,869 respectively)      119,301        105,322
  Inventories:
          Finished products                                                             37,102         29,616
          Work-in-process                                                                9,744          6,550
          Raw materials and supplies                                                    20,193         16,765
                                                                                    ----------    -----------
               Total inventories                                                        67,039         52,931
  Prepaid expenses and other current assets                                             24,226         23,302
                                                                                    ----------    -----------
          TOTAL CURRENT ASSETS                                                         297,053        251,923
OTHER ASSETS:
  Goodwill                                                                             314,589        275,897
  Other intangible assets                                                               60,557         45,879
  Other                                                                                 43,668         34,526
                                                                                    ----------    -----------
          Total other assets                                                           418,814        356,302
PROPERTY, PLANT AND EQUIPMENT:
  Cost:
     Land                                                                                6,451          6,242
     Buildings and improvements                                                         64,760         58,850
     Machinery and equipment                                                           156,490        153,467
     Construction in progress                                                            5,646          1,468
                                                                                    ----------    -----------
                                                                                       233,347        220,027
  Less accumulated depreciation                                                        138,507        133,922
                                                                                    ----------    -----------

          NET PROPERTY, PLANT AND EQUIPMENT                                             94,840         86,105
                                                                                    ----------    -----------

TOTAL                                                                               $  810,707    $   694,330
                                                                                    ==========    ===========
                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                                                  $   36,914    $    38,533
  Wages and amounts withheld from employees                                             38,809         41,872
  Taxes, other than income taxes                                                         5,810          3,852
  Accrued income taxes                                                                  24,419         12,399
  Other current liabilities                                                             26,316         23,529
  Short-term borrowings and current maturities of long-term debt                            11             32
                                                                                    ----------    -----------
          TOTAL CURRENT LIABILITIES                                                    132,279        120,217

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                         150,028        150,019
OTHER LIABILITIES                                                                       36,857         20,779
                                                                                    ----------    -----------
          TOTAL LIABILITIES                                                            319,164        291,015
STOCKHOLDERS' INVESTMENT:
    Common stock:
       Class A nonvoting common stock - Issued and outstanding, 45,735,249
          and 44,690,798 shares, respectively                                              457            447
      Class B voting common stock - Issued and outstanding 3,538,628 shares                 35             35
  Additional paid-in capital                                                            94,855         72,625
  Income retained in the business                                                      372,231        322,224
  Treasury stock - 117,245 and 69,314 shares, respectively, at cost                     (2,134)        (1,074)
  Accumulated other comprehensive income                                                26,140          9,340
  Other                                                                                    (41)          (282)
                                                                                    ----------    -----------
               TOTAL STOCKHOLDERS' INVESTMENT                                          491,543        403,315

TOTAL                                                                               $  810,707    $   694,330
                                                                                    ==========    ===========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS)

                                                                                     (Unaudited)
                                             --------------------------------------------------------------------------------------
                                                     Three Months Ended April 30,                Nine Months Ended April 30,
                                             -------------------------------------------    ---------------------------------------
                                                                              Percentage                                 Percentage
                                                2005            2004            Change         2005          2004          Change
                                             ----------      ---------        ----------    ---------     ---------      ----------
Net sales                                    $  209,766      $ 180,854            16.0%     $ 606,401     $ 485,708          24.8%
Cost of products sold                            95,898         86,315            11.1%       282,052       234,533          20.3%
                                             ----------      ---------                      ---------     ---------
 Gross margin                                   113,868         94,539            20.4%       324,349       251,175          29.1%

Operating expenses:
 Research and development                         5,941          6,210            -4.3%        17,744        16,680           6.4%
 Selling, general and administrative             72,384         64,549            12.1%       208,335       181,495          14.8%
 Restructuring charge - net                           -            455                              -         2,274
                                             ----------      ---------                      ---------     ---------
Total operating expenses                         78,325         71,214            10.0%       226,079       200,449          12.8%

Operating income                                 35,543         23,325            52.4%        98,270        50,726          93.7%

Other income and (expense):
 Investment and other income - net                   36            106           -66.0%           812           385         110.9%
 Interest expense                                (2,101)            (5)       41,920.0%        (6,277)          (36)     17,336.1%
                                             ----------      ---------                      ---------     ---------
Income before income taxes                       33,478         23,426            42.9%        92,805        51,075          81.7%
Income taxes                                      8,522          7,027            21.3%        26,913        16,290          65.2%
                                             ----------      ---------                      ---------     ---------
Net income                                   $   24,956      $  16,399            52.2%     $  65,892     $  34,785          89.4%
                                             ==========      =========                      =========     =========
Per Class A Nonvoting Common Share (1):

 Basic net income                            $     0.51      $    0.35            45.7%     $    1.35     $    0.74          82.4%
 Diluted net income                          $     0.50      $    0.34            47.1%     $    1.32     $    0.73          80.8%
 Dividends                                   $     0.11      $    0.11             0.0%     $    0.33     $    0.32           3.1%

Per Class B Voting Common Share (1):

 Basic net income                            $     0.51      $    0.35            45.7%     $    1.33     $    0.73          82.2%
 Diluted net income                          $     0.50      $    0.34            47.1%     $    1.31     $    0.72          81.9%
 Dividends                                   $     0.11      $    0.11             0.0%     $    0.31     $    0.30           3.3%

Weighted average common shares
 outstanding (In Thousands)(1):
                            Basic                49,177         47,336                         48,872        47,101
                          Diluted                50,192         47,998                         49,754        47,683


-----------------
(1) Restated for two-for-one stock split, accounted for as a dividend, effective December 31, 2004.

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                                     (Unaudited)
                                                                                                 Nine Months Ended
                                                                                                      April 30
                                                                                               2005             2004
                                                                                            ----------      ----------
Operating activities:
Net income                                                                                  $   65,892      $   34,785
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                                  19,991          14,654
 Income tax benefit from the exercise of stock options                                           4,747           2,134
 Loss on sale or disposal of property, plant & equipment                                           599             111
 Provision for losses on accounts receivable                                                       980           1,116
 Non-cash portion of stock-based compensation expense                                            3,101             791
 Net restructuring charge accrued liability                                                          -           2,178
 Changes in operating assets and liabilities (net of effects of business acquisitions):
   Accounts receivable                                                                          (5,099)        (14,216)
   Inventories                                                                                  (8,423)         (4,677)
   Prepaid expenses and other assets                                                              (979)           (144)
   Accounts payable and accrued expenses                                                        (9,170)          2,470
   Income taxes                                                                                  7,753           7,452
   Other liabilities                                                                             3,491             828
                                                                                            ----------      ----------
     Net cash provided by operating activities                                                  82,883          47,482

Investing activities:
 Acquisition of businesses, net of cash acquired                                               (49,397)        (30,728)
 Purchases of property, plant and equipment                                                    (14,411)        (10,616)
 Purchases of short-term investments                                                           (37,000)        (28,050)
 Sales of short-term investments                                                                25,950          26,680
 Proceeds from sale of property, plant and equipment                                               288             281
 Other                                                                                          (1,188)         (1,358)
                                                                                            ----------      ----------
     Net cash used in investing activities                                                     (75,758)        (43,791)

Financing activities:
 Payment of dividends                                                                          (15,885)        (14,854)
 Proceeds from issuance of common stock                                                         14,635          10,745
 Principal payments on debt                                                                    (83,046)         (1,563)
 Proceeds from debt                                                                             83,000               -
 Purchase of treasury stock                                                                          -            (564)
                                                                                            ----------      ----------
     Net cash used in financing activities                                                      (1,296)         (6,236)
Effect of exchange rate changes on cash                                                           (760)          4,918
                                                                                            ----------      ----------
Net increase in cash and cash equivalents                                                        5,069           2,373

Cash and cash equivalents, beginning of period                                                  65,218          64,208
                                                                                            ----------      ----------
Cash and cash equivalents, end of period                                                    $   70,287      $   66,581
                                                                                            ==========      ==========
Supplemental disclosures:
Cash paid during the period for:
 Interest                                                                                   $    4,051      $       73
 Income taxes, net of refunds                                                                   12,982           5,616
Acquisitions:
    Fair value of assets acquired, net of cash                                              $   35,971      $   14,784
    Liabilities assumed                                                                        (18,212)         (8,916)
    Goodwill                                                                                    31,638          24,860
                                                                                            ----------      ----------
                         Net cash paid for acquisitions                                     $   49,397      $   30,728
                                                                                            ==========      ==========

See Notes to Condensed Consolidated Financial Statements

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended April 30, 2005
                                  (Unaudited)

NOTE A - Basis of Presentation

      The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company" or "Brady") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 2005 and July 3l, 2004, its results of operations for the three months and nine months ended April 30, 2005 and 2004 and its cash flows for the nine months ended April 30, 2005 and 2004. The condensed consolidated balance sheet as of July 31, 2004 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B - Goodwill and Intangible Assets

      Changes in the carrying amount of goodwill for the nine months ended April 30, 2005, are as follows (in thousands):

                                       Americas      Europe       Asia        Total
                                      ----------   ---------   ----------   ---------
Balance as of July 31, 2004           $  217,316   $  55,848   $    2,733   $ 275,897
Goodwill acquired during the period        8,135           -       23,503      31,638
Translation adjustments and other          1,157       4,559        1,338       7,054
                                      ----------   ---------   ----------   ---------
Balance as of April 30, 2005          $  226,608   $  60,407   $   27,574   $ 314,589
                                      ==========   =========   ==========   =========

      Goodwill increased by $38,692,000 during the nine months ended April 30, 2005, including an increase of $7,054,000 attributable to translation adjustments and other, which consists primarily of direct costs attributable to acquisitions. The allocation of the purchase price for the acquisition of ID Technologies PTE, Ltd ("ID Technologies") in Asia and Permar Systems, Inc. d\b\a Electromark Inc. ("Electromark") in the United States, resulted in $31,638,000 of additional goodwill.

      Other intangible assets include patents, trademarks, customer relationships, non-compete agreements, purchased software and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows (in thousands):

                                                   APRIL 30, 2005                    JULY 31, 2004
                           WEIGHTED     ----------------------------------  --------------------------------
                           AVERAGE        GROSS                              GROSS
                         AMORTIZATION    CARRYING    ACCUMULATED  NET BOOK  CARRYING   ACCUMULATED  NET BOOK
                        PERIOD (YEARS)    AMOUNT    AMORTIZATION    VALUE    AMOUNT   AMORTIZATION   VALUE
                        --------------  ----------  ------------  --------  --------  ------------  --------
Patents                       16        $    6,844   $   (4,413)  $  2,431  $  6,450   $  (3,967)   $  2,483
Trademarks & other            N/A           17,175       (1,087)    16,088    15,290        (825)     14,465
Customer relationships         8            43,821       (6,235)    37,586    28,203      (1,644)     26,559
Purchased software             5             2,565       (1,221)     1,344     2,339        (894)      1,445
Non-compete agreements         4             5,748       (2,640)     3,108     3,130      (2,203)        927
                                        ----------   ----------   --------  --------   ---------    --------
Total                          8        $   76,153   $  (15,596)  $ 60,557  $ 55,412   $  (9,533)   $ 45,879
                                        ==========   ==========   ========  ========   =========    ========

      The increase in intangible assets for the nine months ended April 30, 2005, relates mainly to the acquisitions of ID Technologies and Electromark, which added $15,408,000 of customer relationships, $2,605,000 of non-compete agreements, and $1,600,000 of trademarks. The value of the intangible assets of ID Technologies in the Condensed Consolidated Financial Statements at April 30, 2005 is greater than the value assigned to them in the allocation of purchase price due to the positive effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar. The majority of the Company's trademarks have an indefinite life.

      Amortization expense of intangible assets was $6,062,000 and $1,848,000 for the nine-month periods ended April 30, 2005 and 2004, respectively. The amortization is projected to be $7,996,000, $8,092,000, $7,898,000, $7,352,000
and $7,225,000 for fiscal 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE C - Comprehensive Income

      Total comprehensive income, which is comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges and other investments, amounted to approximately $34,619,000 and $14,099,000 for the three months ended April 30, 2005 and 2004, respectively and $82,692,000 and $41,505,000 for the nine months ended April 30, 2005 and 2004, respectively.

NOTE D - Net Income Per Common Share

      Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                           Three Months Ended      Nine Months Ended
                                                                 April 30,             April 30,
                                                          --------------------    ------------------
(Dollars in thousands, except per share amounts)            2005        2004        2005      2004
------------------------------------------------          --------    --------    --------   -------
Numerator:
      Net Income                                          $ 24,956    $ 16,399    $ 65,892   $34,785
      Numerator for basic and diluted
                Class A net income per share                24,956      16,399      65,892    34,785
      Less: Preferential dividends                               -           -        (751)     (721)
      Less: Preferential dividends on
            dilutive stock options                               -           -         (23)       (9)
                                                          --------    --------    --------   -------
      Numerator for basic and diluted
                Class B net income per share              $ 24,956    $ 16,399    $ 65,118   $34,055
                                                          ========    ========    ========   =======
Denominator:
      Denominator for basic net income per
             share for both Class A and Class B             49,177      47,336      48,872    47,101
      Plus: Treasury stock (deferred compensation)              48           -          48         -
      Plus: Effect of dilutive stock options                   967         662         834       582
                                                          --------    --------    --------   -------
      Denominator for diluted net income per
             share for both Class A and Class B             50,192      47,998      49,754    47,683
                                                          ========    ========    ========   =======
Class A Non Voting Common Stock net income per share:
            Basic                                         $   0.51    $   0.35    $   1.35   $  0.74
            Diluted                                       $   0.50    $   0.34    $   1.32   $  0.73
Class B Voting Common Stock net income per share:
            Basic                                         $   0.51    $   0.35    $   1.33   $  0.73
            Diluted                                       $   0.50    $   0.34    $   1.31   $  0.72

      Options to purchase 36,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the quarter ended April 30, 2004, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

      Options to purchase 616,000 and 36,000 shares of Class A Common Stock were not included in the computations of diluted net income per share for the nine months ended April 30, 2005 and 2004, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

      The 2004 restructuring charge of $3,181,000 included a provision for severance of approximately $2,900,000 and write-off or impairment of assets and other of $281,000. In 2003 the $10,215,000 restructuring charge included a provision for severance of approximately $8,220,000 and write-off or impairment of assets and other of $1,995,000. Total cash expenditures in connection with these actions are expected to be approximately $12,000,000, of which approximately $2,300,000 was paid in fiscal 2003 and $8,300,000 was paid in fiscal 2004. The remaining balance is sufficient to address any remaining restructuring liabilities and is expected to be used in fiscal 2005. Total restructuring charges were $455,000 and $2,274,000 for the quarter and nine-month period ended April 30, 2004.

      Reconciliations of activity with respect to the Company's restructuring actions are as follows:

                                                              Fiscal 2003
                                                               and 2004
                                                             Restructuring
                                                             -------------
Ending balance, July 31, 2004                                $   1,691,000
 Fiscal 2005 first quarter activity:
 Non-cash asset write-off                                         (323,000)
 Cash payments associated with severance and other                (688,000)
                                                             -------------
Ending balance, October 31, 2004                             $     680,000
                                                             =============
 Fiscal 2005 second quarter activity:
 Cash payments associated with severance and other                (455,000)
                                                             -------------
Ending balance, January 31, 2005                             $     225,000
                                                             =============
 Fiscal 2005 third quarter activity:
 Cash payments associated with severance and other                (193,000)
                                                             -------------
Ending balance, April 30, 2005                               $      32,000
                                                             =============

NOTE F - Acquisitions

      In February 2005, the Company acquired Electromark, a manufacturer and supplier of safety and facility identification products. Headquartered in Wolcott, New York, Electromark is a market leader in supplying identification products to the utility industry. A total of $3,500,000 was assigned to intangible assets other than goodwill and $8,135,000 was assigned to goodwill in the preliminary allocation of the purchase price. The intangible assets consisted of approximately $1,300,000 of customer relationships, $1,600,000 of trademarks, and $600,000 of other intangible assets at the time of acquisition. The results of the operations of Electromark have been included since the date of acquisition in the accompanying condensed consolidated financial statements.

         In August 2004, the Company acquired ID Technologies headquartered in Singapore, with additional operations in China. ID Technologies is a manufacturer of die-cut products and was acquired to expand the Company's manufacturing capacity and market share in Asia. A $6,500,000 holdback was part of the agreement and will be paid in August 2006 and is recorded as a long-term liability at April 30, 2005. Interest is imputed on the holdback at a rate of 4.9% per year. The agreement also provides for a contingent payment of no more than $2,500,000 if ID Technologies meets certain financial targets for the fiscal year ending July 31, 2005. No liability for this contingent payment is included in the accompanying condensed consolidated financial statements. Of the purchase price, $23,503,000 was assigned to goodwill and $16,017,000 was assigned to other intangible assets in the purchase price allocation. The allocation of these intangible assets included approximately $13,500,000 for customer relationships, $2,300,000 for non-compete agreements, and $217,000 of other intangibles. The results of the operations of ID Technologies have been included since the date of acquisition in the accompanying condensed consolidated financial statements.

      Cash paid for acquisitions for the nine months ended April 30, 2005, net of cash acquired, was approximately $49,397,000.

      On May 20, 2004, the Company completed its acquisition of all of the outstanding securities of EMED Co., Inc. ("EMED"). The following unaudited pro-forma combined information, assuming the EMED acquisition was completed on August 1, 2003, is provided for illustrative purposes only and should not be relied upon as necessarily being indicative of the historical results that would have been obtained if this acquisition had actually occurred during those periods, or the results that may be obtained in the future.

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ---------------------------    ---------------------------
                                           April 30,         April 30,        April 30,     April 30,
(DOLLARS IN THOUSANDS)                       2005              2004              2005         2004
                                           ---------         ---------    --------------    ---------
Net Sales........................          $ 209,766         $ 195,916      $ 606,401       $ 526,274
Net Income.......................             24,956            18,652         66,155          40,061
Reported net income per share:
Class A
   Basic                                        0.51              0.35           1.35            0.74
   Diluted                                      0.50              0.34           1.32            0.73
Pro-forma net income per share:
Class A
   Basic                                        0.51              0.39           1.35            0.85
   Diluted                                      0.50              0.39           1.33            0.84
Reported net income per share:
Class B
   Basic                                        0.51              0.35           1.33            0.73
   Diluted                                      0.50              0.34           1.31            0.72
Pro-forma net income per share:
Class B
   Basic                                        0.51              0.39           1.34            0.84
   Diluted                                      0.50              0.39           1.31            0.82

NOTE G - Segment Information

      The Company's reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three and nine months ended April 30, 2005 and 2004:

                                                                                                  Corporate
                                                                                                     and
           (in Thousands)                 Americas              Europe              Asia        Eliminations     Totals
           --------------                 --------              ------              ----        ------------     ------
Three months ended April 30, 2005:
Revenues from external customers      $         109,058     $         71,452    $     29,256            -       $ 209,766
Intersegment revenues                            12,048                  657           1,396      (14,101)              -
Segment profit                                   28,155               21,563           7,778         (905)         56,591

Three months ended April 30, 2004:
Revenues from external customers      $          89,251     $         69,683    $     21,920            -       $ 180,854
Intersegment revenues                            10,421                  608             881      (11,910)              -
Segment profit                                   17,656               19,461           6,520       (1,067)         42,570

Nine months ended April 30, 2005:
Revenues from external customers      $         309,762     $        206,865    $     89,774            -       $ 606,401
Intersegment revenues                            33,851                1,959           3,421      (39,231)              -
Segment profit                                   73,966               61,296          25,397       (2,915)        157,744

Nine months ended April 30, 2004:
Revenues from external customers      $         243,539     $        183,308    $     58,861            -       $ 485,708
Intersegment revenues                            29,645                1,791           3,254      (34,690)              -
Segment profit                                   41,913               48,256          16,849       (3,037)        103,981

Following is a reconciliation of segment profit to net income for the three and nine months ended April 30, 2005 and 2004:

                                                  Three months ended:                    Nine months ended:
                                                  -------------------                    ------------------
                                             April 30,         April 30,           April 30,          April 30,
(in Thousands)                                 2005              2004                 2005               2004
--------------                               ---------         ---------           ---------          ---------
Total profit from reportable segments    $       57,496    $        43,637      $       160,659     $      107,018
Corporate and eliminations                         (905)            (1,067)              (2,915)            (3,037)
Unallocated amounts:
  Administrative costs                          (19,288)           (17,474)             (55,526)           (48,074)
  Interest-net                                   (1,826)               138               (5,472)               363
  Foreign exchange                                 (211)               (35)                  35                (12)
  Restructuring charge, net                           -               (455)                   -             (2,274)
  Other                                          (1,788)            (1,318)              (3,976)            (2,909)
                                         --------------    ---------------      ---------------     --------------
Income before income taxes                       33,478             23,426               92,805             51,075
  Income taxes                                   (8,522)            (7,027)             (26,913)           (16,290)
                                         --------------    ---------------      ---------------     --------------
Net income                               $       24,956    $        16,399      $        65,892     $       34,785
                                         ==============    ===============      ===============     ==============

NOTE H - Pro Forma Stock-Based Compensation

      The Company has stock-based compensation plans under which stock options are granted to various officers, directors and other employees of the Company with exercise prices equal to the fair market value at the date of grant. Stock options were issued during the nine months ended April 30, 2005 and April 30, 2004, under stock-based compensation plans previously approved by shareholders. Generally, these options are not exercisable until one year after the grant date, and will be exercisable thereafter, to the extent of one-third per year, and have a maximum term of ten years. In fiscal 2005 and 2004, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years.

      Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes expense based on the intrinsic value at the date of grant. As stock options have been issued with exercise prices equal to the market value of the Company's Common Stock on the grant date, no compensation cost has been recorded, with the exception of certain options issued during fiscal 2005 and 2004 that vest upon meeting certain performance conditions ("performance options"). The performance options require the Company to record compensation expense for changes in the market value of the underlying common stock. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and experience.

      Had compensation cost for all options granted been determined based on the fair value at grant date consistent with SFAS No. 123, the Company's net income and net income per share would have been as follows:

                                                       Three Months Ended         Nine Months Ended
                                                            April 30,                 April 30,
(In thousands, except per share amounts)               2005           2004        2005         2004
----------------------------------------               ----           ----        ----         ----
Net earnings:
   As reported                                       $  24,956     $  16,399    $  65,892    $  34,785
   Stock-based compensation expense
         recorded, net of tax                              632           202        1,861          479
   Pro forma expense, net of tax                        (1,100)         (549)      (2,464)      (1,586)
                                                     ---------     ---------    ---------    ---------
   Pro forma                                         $  24,488     $  16,052    $  65,289    $  33,678
                                                     =========     =========    =========    =========
Net earnings per class A common share
Basic:
   As reported                                       $    0.51     $    0.35    $    1.35    $    0.74
   Pro forma adjustments                                 (0.01)        (0.01)       (0.01)       (0.02)
                                                     ---------     ---------    ---------    ---------
   Pro forma                                         $    0.50     $    0.34    $    1.34    $    0.72
                                                     =========     =========    =========    =========
Diluted:
   As reported                                       $    0.50     $    0.34    $    1.32    $    0.73
   Pro forma adjustments                                 (0.01)        (0.01)       (0.01)       (0.02)
                                                     ---------     ---------    ---------    ---------
   Pro forma                                         $    0.49     $    0.33    $    1.31    $    0.71
                                                     =========     =========    =========    =========
Net earnings per class B common share
Basic:
   As reported                                       $    0.51     $    0.35    $    1.33    $    0.73
   Pro forma adjustments                                 (0.01)        (0.01)       (0.01)       (0.02)
                                                     ---------     ---------    ---------    ---------
   Pro forma                                         $    0.50     $    0.34    $    1.32    $    0.71
                                                     =========     =========    =========    =========
Diluted:
   As reported                                       $    0.50     $    0.34    $    1.31    $    0.72
   Pro forma adjustments                                 (0.01)        (0.01)       (0.01)       (0.02)
                                                     ---------     ---------    ---------    ---------
   Pro forma                                         $    0.49     $    0.33    $    1.30    $    0.70
                                                     =========     =========    =========    =========

      The total number of shares issued upon exercise of stock options for the nine months ended April 30, 2005 was 1,044,451. The total number of shares issued upon exercise of stock options for the year ended July 31, 2004 was 1,574,268.

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the "fair-value-based" method). The Company plans to adopt SFAS 123(R) on August 1, 2005. The Company has not yet completed its evaluation of the impact of adopting SFAS 123 (R) will have on its condensed consolidated financial statements.

NOTE I - Available-for-Sale Securities

      The Company has invested in certain marketable securities that are categorized as available-for-sale. These investments consist of auction rate securities, which were previously classified as cash equivalents, and have been reclassified as short-term investments available-for-sale for all periods presented. The cash flows related to these investments are now classified as investing activities in the Company's condensed consolidated statements of cash flows for all periods presented. For the nine months ended April 30, 2004, $1,370,000 has been reclassified as an investing activity in the condensed consolidated statement of cash flows, including purchases of short-term investments of $28,050,000 and sales of short-term investments of $26,680,000. The auction rate securities held by the Company are municipal bonds with holding periods of 7 or 35 days. A Dutch auction takes place at the end of each holding period at which time the security can be sold or held. The lowest rate that sells all of the securities is the set rate for the subsequent holding period. If there are not sufficient orders to place all of the available securities, the auction is said to have "failed" and liquidity will be denied for the subsequent holding period. Although the possibility of a failed auction historically has been low, there still does exist some liquidity risk and the maturity of the securities is more than ninety days when purchased, leading the securities to be classified as short-term investments rather than cash equivalents.

NOTE J - Employee Benefit Plans

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

      Assumptions used to develop these reductions include those used in the determination of the annual expense under SFAS No. 106 , "Employers' Accounting for Postretirement Benefits other than Pensions," and also include expectations of how the federal program would ultimately operate.

      On January 21, 2005, the Centers for Medicare & Medicaid Services released final regulations to implement the new prescription drug benefit under Part D of Medicare. The Company is currently in the process of evaluating the effect of the final regulations on its net periodic benefit cost for the year ending July 31, 2005.

Components of Net Periodic Benefit Cost

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                       -----------------------     -----------------------
                                       April 30,     April 30,     April 30,     April 30,
(DOLLARS IN THOUSANDS)                   2005          2004           2005         2004
----------------------                 ---------     ---------     ---------     ---------
Service cost                                 214     $     217     $     643     $     650
Interest cost                                188           180           565           539
Expected return on plan assets                 -             -             -             -
Amortization of prior service cost            (8)            5           (25)           17
Amortization of net (gain) loss               (8)          (14)          (24)          (41)
                                       ---------     ---------     ---------     ---------
  Net periodic benefit cost            $     386     $     388     $   1,159     $   1,165
                                       =========     =========     =========     =========

      As previously disclosed, the Company plans to contribute $690,800 to its postretirement benefit plans in the year ending July 31, 2005.

NOTE K - Stockholders' Equity and Stock Split

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

NOTE L - New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Cost--an amendment of ARB No. 43, Chapter 4," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred after July 31, 2005. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

      Sales for the quarter ended April 30, 2005, were up 16.0% to $209,766,000, compared to $180,854,000 in the same period of fiscal 2004. Base sales increased 0.1% compared to the same period in the prior year, while the effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar added 2.9% and acquisitions added 13.0%. Net income for the quarter ended April 30, 2005 was $24,956,000 or $0.50 per diluted Class A Common Share, up 52.2% from $16,399,000 or $0.34 per share reported in the third quarter of last year. The low base sales increase in the quarter ended April 30, 2005 was partially due to strengthened comparisons in the prior year (10.8% base sales growth for the quarter ended April 30, 2004, compared to the quarter ended April 30, 2003) as well as a slower start to the quarter. Base sales strengthened toward the end of the quarter, but not enough to materially increase base sales for the quarter. Both sales growth and profitability improved in the quarter due to recent acquisitions and continued cost reduction efforts throughout Brady's global operations.

      Sales for the nine months ended April 30, 2005, were up 24.8% to $606,401,000, compared to $485,708,000 in the same period of fiscal 2004. Base sales were up 6.7%, or $32,670,000 in the nine-month period compared to the same period in fiscal 2004. Net income for the nine-month period was $65,892,000 or $1.32 per diluted Class A Common Share, up 89.4% from $34,785,000 or $0.73 per share reported in the same period of last year. Management attributes the base sales growth to improving economic conditions in North America and the Company's initiatives to accelerate growth in its core business through new product development, better market penetration, and new market expansion. Both sales growth and profitability improved in the nine-month period due to positive growth and profitability of recent acquisitions, continued cost reduction efforts, a continued strengthening of the United States economy, growth in Europe, and strong growth in Asia, most notably in China.

      On May 18, 2005, the Company narrowed its fiscal 2005 guidance range to $805,000,000 to $810,000,000 in sales and increased its net income guidance to $80,000,000 to $82,000,000, and earnings per share of $1.61 to $1.64 for the full fiscal year ending July 31, 2005. The Company expects capital expenditures to be approximately $23,000,000 and depreciation and amortization to be approximately $27,000,000 for the full fiscal year ending July 31, 2005. Management believes this guidance is justified based on the Company's strong performance in the first three quarters of fiscal 2005, but notes that this guidance should be viewed in light of the various factors that could affect performance described in or incorporated by reference into this report, as well as the following factors:

         - Over the last two fiscal years, the Company has issued a limited number of performance-based stock options to senior management. The vesting of these options is tied to the financial performance of the Company. As these options vest, an income statement impact is recorded based on the stock price at the end of each quarter. An estimate of this expense is included in the Company's guidance for Fiscal 2005, but the actual expense is subject to fluctuations in the Company's stock price and could introduce some volatility.

         - The Company continues to feel pressure from suppliers who are attempting to raise their prices.

         - Shortages of certain raw materials have not currently had an effect on the Company's production, but management continues to monitor supplies of key materials for possible shortages and develop plans for alternative sources of supply.

         - The Company's business operations and those of its customers and suppliers give rise to market risk exposure due to changes in foreign exchange rates. Fluctuations in the United States dollar relative to other currencies may introduce some volatility with respect to the Company's sales and net income guidance.

         - Management is cautious regarding sales and net income growth in Europe, due to the uncertain economic environment in the region.

      Looking long term, the Company intends to continue its growth strategies of developing proprietary products; making acquisitions that expand its product range, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of additional factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Results of Operations

      For the three months ended April 30, 2005, net sales of $209,766,000 were 16.0% higher than the same quarter of the previous year. For the nine months ended April 30, 2005, sales of $606,401,000 were 24.8% higher than the same period of the previous year. Base sales increased 0.1% for the quarter and 6.7% for the nine months ended April 30, 2005, compared to the same periods in the prior year. The sales increase was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by 2.9% in the quarter and 3.7% for the nine months ended April 30, 2005, primarily due to the increased value of the Euro relative to the United States Dollar. The acquisitions of EMED Co., Inc. ("EMED") and Electromark in the United States and ID Technologies in Singapore added 13.0% to sales in the quarter. For the nine-month period ended April 30, 2005, the acquisitions of Brandon International, Prinzing Enterprises, Inc., EMED and Electromark in the United States, B.I.G in the United Kingdom, and ID Technologies in Singapore added 14.4% to sales.

      Gross margin as a percentage of sales increased from 52.3% to 54.3% for the quarter and from 51.7% to 53.5% for the nine-month period ended April 30, 2005, compared to the same periods of the previous year. The gross margin increase was due to the positive contribution of EMED and the continued benefits of cost-reduction efforts. Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased from 35.7% to 34.5% for the quarter and from 37.4% to 34.4% for the nine months ended April 30, 2005, compared to the same periods of the prior year. The decrease in SG&A was due to the spreading of fixed costs over a larger sales base and continued cost control efforts and was partially offset by the cost of Sarbanes-Oxley compliance. In dollars, SG&A increased $7,835,000 for the quarter and $26,840,000 for the nine-month period ended April 30, 2005, compared to the same periods in the prior year due to foreign currency translation, Sarbanes-Oxley compliance costs, and SG&A expenses associated with acquired businesses.

      As a percentage of sales, research and development expenses decreased from 3.4% to 2.8% for the quarter and from 3.4% to 2.9% for the nine months ended April 30, 2005, compared to the same periods of the previous year. In dollars, research and development expenses decreased from $6,210,000 to $5,941,000 for the quarter and increased from $16,680,000 to $17,744,000 for the nine months ended April 30, 2005, compared to the same periods in the prior year. Research and development expenses decreased for the quarter on a percentage and dollar basis due to multiple product launches in the prior year comparison period. The Company expects to increase research and development costs in the fourth quarter of fiscal 2005 due to the launch of several new initiatives. The planned initiatives include the expansion of the Company's research and development capabilities in Europe and Asia and the development of proprietary materials for the original equipment manufacturing and electronics markets.

      The three months and nine months ended April 30, 2004 included a restructuring charge of $455,000 and $2,274,000, respectively, which was primarily due to the consolidation of operating facilities in North America and Europe. There were no material restructuring charges in the first nine months of the current fiscal year.

      Interest expense increased from $5,000 to $2,101,000 for the quarter and from $36,000 to $6,277,000 for the nine months ended April 30, 2005, compared to the same periods in the prior year. The increased interest expense relates to the Company's long-term debt, which was increased in the fourth quarter of the year ended July 31, 2004, to fund the purchase of EMED.

      The Company's effective tax rate was 25.5% for the quarter and 29.0% for the nine months ended April 30, 2005, and 30.0% and 31.9% for the same periods of the previous year. The quarter ended April 30, 2005 included favorable tax adjustments of $1,200,000 to reduce the effective tax rate to 29.0% for the nine-month period. The reduction in the effective tax rate for the nine-month period ended April 30, 2005 is due to a higher percentage of profit in lower tax jurisdictions such as China and Singapore compared to the same period in the previous year and favorable settlements with taxing authorities. The Company expects the effective tax rate to be 29% for the year ending July 31, 2005.

      Net income for the three months ended April 30, 2005, increased 52.2% to $24,956,000, compared to $16,399,000 for the same quarter of the previous year. For the nine-month period ended April 30, 2005, net income increased 89.4% to $65,892,000, compared to $34,785,000 for the same period in the prior year. Net income as a percentage of sales increased from 9.1% to 11.9% for the quarter and from 7.2% to 10.9% for the nine-month period ended April 30, 2005, compared to the same periods in the prior year. The increase was due to the factors noted above. On a Class A Common Share basis, diluted net income per share was $0.50 for the quarter and $1.32 for the nine months ended April 30, 2005, compared to $0.34 and $0.73 per share for the same periods of the previous year.

Business Segment Operating Results

      Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

                                                                                  Corporate
                                                                                     and
    (Dollars in thousands)                Americas      Europe       Asia       Eliminations          Total
    ----------------------                --------      ------       ----       ------------          -----
SALES TO EXTERNAL CUSTOMERS
Three months ended:
  April 30, 2005                          $109,058     $ 71,452     $29,256                          $209,766
  April 30, 2004                            89,251       69,683      21,920                           180,854

Nine months ended:
  April 30, 2005                          $309,762     $206,865     $89,774                          $606,401
  April 30, 2004                           243,539      183,308      58,861                           485,708

SALES GROWTH INFORMATION
Three months ended April 30, 2005:
   Base                                        0.7%        -2.9%        7.5%                              0.1%
   Currency                                    1.2%         5.4%        1.8%                              2.9%
   Acquisitions                               20.3%         0.0%       24.1%                             13.0%
    Total                                     22.2%         2.5%       33.4%                             16.0%

Nine months ended April 30, 2005:
   Base                                        5.9%         3.6%       19.7%                              6.7%
   Currency                                    1.0%         7.7%        2.7%                              3.7%
   Acquisitions                               20.3%         1.5%       30.1%                             14.4%
    Total                                     27.2%        12.8%       52.5%                             24.8%

SEGMENT PROFIT (LOSS)
Three months ended:
  April 30, 2005                          $ 28,155     $ 21,563     $ 7,778      $     (905)         $ 56,591
  April 30, 2004                            17,656       19,461       6,520          (1,067)           42,570
    Percentage increase                       59.5%        10.8%       19.3%           15.2%             32.9%

Nine months ended:
  April 30, 2005                          $ 73,966     $ 61,296     $25,397      $   (2,915)         $157,744
  April 30, 2004                            41,913       48,256      16,849          (3,037)          103,981
    Percentage increase                       76.5%        27.0%       50.7%            4.0%             51.7%

PROFIT RECONCILIATION (Dollars in thousands)

                                            Three months ended:          Nine months ended:
                                          ----------------------      ------------------------
                                          April 30,     April 30,     April 30,      April 30,
                                            2005          2004          2005           2004
                                          --------      --------      ---------      ---------
Total profit from reportable segments     $ 57,496      $ 43,637      $ 160,659      $ 107,018

Corporate and eliminations                    (905)       (1,067)        (2,915)        (3,037)

Unallocated amounts:

   Administrative costs                    (19,288)      (17,474)       (55,526)       (48,074)

   Interest - net                           (1,826)          138         (5,472)           363

   Foreign exchange                           (211)          (35)            35            (12)

   Restructuring charge, net                     -          (455)             -         (2,274)

   Other                                    (1,788)       (1,318)        (3,976)        (2,909)

Income before income taxes                  33,478        23,426         92,805         51,075

Income taxes                                (8,522)       (7,027)       (26,913)       (16,290)

     Net income                           $ 24,956      $ 16,399      $  65,892      $  34,785

      The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes.

Americas:

      Americas sales increased 22.2% for the quarter and 27.2% for the nine months ended April 30, 2005, compared to the same periods in the prior year. Base sales in local currency increased 0.7% in the quarter and 5.9% for the nine months ended April 30, 2005. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.2% in the quarter and 1.0% for the nine-month period ended April 30, 2005. Sales in the region increased by 20.3% for quarter and the nine-month period due to the acquisition of EMED in May 2004 and Electromark in February 2005. Base sales were up slightly for the quarter ended April 30, 2005, due to a flat direct marketing and Brady MRO business and softness in the North American die cut business, offset by growth in Mexico, Canada and Brazil and increased sales in the United States of high performance labels, wire identification products, and coated materials sold to external customers. Base growth for the nine-month period was fueled by new products including proprietary printing systems and related consumables. The growth during the nine months ended April 30, 2005 was also aided by a strengthening of the United States direct marketing business.

      Segment profit for the region increased 59.5% to $28,155,000 from $17,656,000 for the quarter and 76.5% to $73,966,000 from $41,913,000 for the nine months ended April 30, 2005, compared to the same periods in the prior year. The increased segment profit was primarily due to the acquisition of EMED and cost control throughout the region's businesses. Segment profit growth continues to outpace sales growth in this region.

Europe:

      Europe sales increased 2.5% for the quarter and 12.8% for the nine months ended April 30, 2005, compared to the same periods in the prior year. Base sales in local currency decreased 2.9% in the quarter and increased 3.6% for the nine-month period. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 5.4% in the quarter and 7.7% for the nine-month period ended April 30, 2005. Sales for the nine-month period were also aided by the acquisition of BIG, which increased sales by 1.5%.

      The base sales decline in the quarter was primarily due to a general slowdown across some of the major economies in this region. Base sales in England, Germany and Belgium declined while southern Europe and France continued to show positive growth. While the direct marketing business improved base growth for the nine-month period ended April 30, 2005 due to expansion of the Company's customer base and a greater product offering in its catalogs, the majority of this growth came in the first half of the fiscal year. The Brady business also grew in the nine-month period due to growth in the European die cut business. All of the region's businesses continue to outperform economic indicators, but management expects growth to slow for the remainder of the fiscal year as indicators weaken.

      Segment profit for the region increased 10.8% in the quarter to $21,563,000 from $19,461,000 and 27.0% for the nine-month period to $61,296,000 from $48,256,000 compared to the same periods of the prior year, driven primarily by base sales volume in the first half of the fiscal year, foreign currency translation and continued efforts to leverage the existing cost structure across an increasing revenue base.

      The Company plans to open a sales and production office in Bratislava, Slovakia. The facility is planned to open in the first quarter of the fiscal year ending July 31, 2006. This operation will primarily serve the region's original equipment manufacturer ("OEM") label and die-cut customers and will support the Company's strategy of following OEM customers as they migrate to emerging and lower labor cost markets.

Asia:

      Asia sales increased 33.4% for the quarter and 52.5% for the nine months ended April 30, 2005, compared to the same periods in the prior year. Base sales in local currency increased 7.5% in the quarter and 19.7% for the nine-month period, compared to the same periods last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.8% in the quarter and 2.7% for the nine months ended April 30, 2005, compared to the same periods last year. The acquisition of ID Technologies increased sales by 24.1% for the quarter and 30.1% for the nine-month period. Operations in China led the strong base growth performance in the region. The Company expanded its facilities in Beijing and Wuxi during the nine-month period ended April 30, 2005. Customer demand has increased to fill much of this capacity and the Shenzhen facility is currently at capacity. The Company also completed a move to a larger facility in Australia during the quarter. This region is also experiencing growth in the safety, facility and wire identification business as a result of the Company's initiative to grow this business.

      Segment profit for the region was up 19.3% for the quarter to $7,778,000 from $6,520,000 and 50.7% for the nine-month period to $25,397,000 from $16,849,000 compared to the same periods in the prior year. The increase in profit was due primarily to increased sales volume, foreign currency translation and the addition of ID Technologies. The Asia region is currently experiencing pressure for price reductions each quarter from its customers. In the short term, the Company is attempting to realize manufacturing efficiencies to offset the price reductions. On a long-term basis, the Company will continue to invest in research and development in an effort to continue introducing new differentiated products that are not as susceptible to price pressure.

      In addition to new product development in the region, the Company plans to focus geographic and business expansion in Thailand and China. The Company is also responding to increased activities by electronic OEM's in India by considering future expansion there as well.

Financial Condition

      The Company's current ratio as of April 30, 2005, was 2.2, compared to 2.1 at July 31, 2004. Cash and cash equivalents were $70,287,000 at April 30, 2005, compared to $65,218,000 at July 31, 2004. The increase was due to strong operating cash flow and proceeds from the issuance of common stock upon exercise of stock options. These sources of cash were used to acquire ID Technologies and Electromark, purchase property, plant and equipment, pay dividends and purchase short-term investments. Working capital increased $33,068,000 during the nine months ended April 30, 2005, to $164,774,000 from $131,706,000 at July 31, 2004.
Short-term investments increased $11,050,000 for the nine-month period due to purchases of available-for-sale investments (auction rate securities), from $5,150,000 at July 31, 2004 to $16,200,000 at April 30, 2005. Inventories
increased $14,108,000 for the nine-month period, due primarily to a planned increase in inventory levels to avoid shortages and improve Company service levels. Accounts receivable increased $13,979,000 for the nine-month period due to increased sales volume, acquisitions and foreign currency translation. The net increase in current liabilities was $12,062,000 for the nine-month period due to a decrease in accounts payable and accrued wages, offset by an increase in accrued income taxes.

      Cash flow from operating activities totaled $82,883,000 for the nine months ended April 30, 2005, compared to $47,482,000 for the same period last year. The increase was the result of a $31,107,000 increase in net income and increased non-cash expenses for amortization costs associated with the intangible assets of EMED, ID Technologies and Electromark. These increases were partially offset by increased working capital requirements discussed above and performance-based stock option expenses. Capital expenditures were $14,411,000 for the nine-month period ended April 30, 2005, compared to $10,616,000 in the same period last year, driven by continued expansion in Asia and the expansion of the Company's facility in Milwaukee, Wisconsin. Net cash used in financing activities was $1,296,000 for the nine months ended April 30, 2005, due to proceeds from the issuance of common stock due to stock option exercises, partially offset by payments of dividends to the Company's stockholders. Net cash used in financing activities for the same period last year was $6,236,000 related to payment of dividends, issuance of common stock upon the exercise of stock options, principal payments on debt and purchase of treasury stock. The decrease in net cash used for financing activities was primarily due to increased stock option exercises in the current year.

      On March 31, 2004, the Company entered into an unsecured $125,000,000 multi-currency revolving loan agreement with a group of five banks. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of April 30, 2005, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that based on historic dividend policy, this restriction would not affect its ability to follow a similar dividend policy in the future. As of April 30, 2005, there were no outstanding borrowings on the 5-year revolving loan agreement.

      On June 30, 2004, the Company sold $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The repayment requirement of the notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28. The first interest payments were made on December 28, 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company's revolving credit facility, which had been used initially to fund the EMED acquisition. The debt has certain prepayment penalties.

      During the first quarter of fiscal 2005, the Company announced plans to build a 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10,000,000 project, which will be funded out of the Company's operating capital, will consolidate the warehouse and distribution services of several Brady facilities, providing increased distribution efficiencies and improved logistics for customers. As of April 30, 2005, the purchases of property, plant and equipment included approximately $1,800,000 related to the warehouse expansion. Construction of the expansion is currently well under way and management expects the expanded facility to be fully operational in the spring of 2006.

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

      Management believes the Company's continued positive cash flow and available borrowings will enable the Company to execute a long-term strategy, which includes investments that expand the Company's current market share, open new markets and geographies, develop new products and distribution channels and continue to improve the Company's processes. This strategy also includes executing key acquisitions.

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

      The ability of the Company to attain management's goals and objectives is materially dependent on numerous factors. These factors, which include economic conditions, currency fluctuations, cost of raw materials, reliance on suppliers, new products, acquisitions, intellectual property, environmental issues, political considerations and others, are more fully described in this report and the Company's 2004 Form 10-K filed with the Securities and Exchange Commission. These factors could cause actual results to differ materially from those in the forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.

      The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management activities is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the Euro, Canadian Dollar, Japanese Yen and the Australian Dollar. The risk of these hedging instruments is not material.

      The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of April 30, 2005, the Company has not entered into any interest rate derivatives.

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

SIGNATURES

                                    BRADY CORPORATION

Date: June 3, 2005           /s/ F. M. Jaehnert
                             ------------------------------------------
                                    F. M. Jaehnert
                                    President & Chief Executive Officer

Date: June 3, 2005           /s/ David Mathieson
                             -----------------------------------------------
                                    David Mathieson
                                    Vice President & Chief Financial Officer
                                    (Principal Accounting Officer)
                                    (Principal Financial Officer)