Form 10-K
period 2005-07-31
BRADY CORP
filed 2005-10-04
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-14959

BRADY CORPORATION
(Exact name of registrant as specified in charter)

Wisconsin	39-0178960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6555 West Good Hope Road,
Milwaukee, WI 53223
(Address of principal executive offices)    (Zip Code)
(414) 358-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Nonvoting Common Stock, Par Value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2005 was approximately $1,233,686,627 (based on closing sale price of $28.39 per share on that date as reported for the New York Stock Exchange). As of September 27, 2005, there were outstanding 45,796,399 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

Page

	Termination of Employment and Change in Control Arrangements	III-9
	Restricted Stock	III-10
	Compensation Committee Interlocks and Insider Participation	III-10
	Funded Retirement and 401(k) Plans	III-10
	Deferred Compensation Arrangements	III-11
	Compensation Committee Report on Executive Compensation	III-11
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-13
Item 13.	Certain Relationships and Related Transactions	III-15
Item 14.	Principal Accounting Fees and Services	III-15

PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-1
Signatures		IV-5
Non-Qualified Stock Option Agreement
Schedule of Subsidiaries
Consent of Deloitte & Touche LLP
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART I
      Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.

Item 1.	Business

(a)	General Development of Business
      The Company, a Wisconsin corporation founded in 1914, currently operates 35 manufacturing facilities worldwide. Eleven are located in the United States; three each in Brazil, China, Germany, and the United Kingdom; two in Australia and Singapore; and one each in Belgium, Canada, Denmark, France, Italy, Malaysia, Mexico, and Thailand. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hungary, India, Japan, Korea, the Netherlands, Norway, the Philippines, Slovakia, Spain, Sweden, and Taiwan. The Company further markets its products to parts of the Middle East. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.

(b)	Financial Information About Industry Segments
      The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(c)	Narrative Description of Business
Overview
      Brady is an international manufacturer and marketer of identification solutions and specialty materials which identify and protect premises, products and people. Founded in 1914, the Company serves customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, security/brand education, governmental, public utility, and a variety of other industries. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in its markets.
      Brady’s major product categories focus primarily on facility identification, safety and complimentary products for the Maintenance, Repair and Operations (“MRO”) market; wire identification for telecommunications and electrical industries; high-performance identification for electronics and industrial manufacturers; and precision die-cut products for use in hard-disk drives, cellular phones, pagers, automobiles and other personal communication products. The need for the Company’s products is driven by customer specifications, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”), or by the need to identify and track assets or to direct, warn, inform, train and protect people. The Company manufactures and sells products domestically and internationally through multiple channels, including distributors, direct sales, mail-order catalogs, retail, and electronic access through the Internet. The Company has a broad customer base, with the largest customer representing less than 5% of net sales.
Business Strategy
      Brady’s vision is to be either first or second in terms of market share in every market we serve, enabled by world-class people, delivering differentiated solutions to loyal customers, in order to achieve sustainable top tier growth and profitability. To this end, the Company’s employees participate in an incentive plan that has components focused upon growth and profitability that serves to motivate employees, foster a team-oriented work environment and maximize the utilization of assets.
      Key elements of the Company’s business strategy include:
      Focus on customers — The Company seeks to provide seamless customer service and to offer rapid response to customer orders and inquiries. To meet this goal, the Company has streamlined its manufacturing processes to shorten lead-times and has increased investment in telecommunications and management information systems worldwide.
      World Class People — The Company strives to employ a world-class team of people throughout all of its global operations. It believes that the Company can differentiate itself through its people and it strives to hire the best team members with competitive wages and compensation. All of its employees are trained in its Code of Ethics Policy and are held to highest standards of honesty and integrity. Additionally, the Company highlights leadership as an integral component of its values and growth strategy. All employees are expected to embrace leadership principles which include customer focus, high-performance, boldness, decisiveness and accountability.
      Innovative Differentiated Solutions — The Company strives to provide innovative differentiated solutions in niche markets that allow the Company to leverage its capabilities in specialty labels, materials, die cutting, software development and printing systems. By focusing on specific markets and value-added product applications, the Company has established leading positions in the electrical, laboratory and safety markets with certain products such as wire markers, pipe markers, labels, safety signs and printing systems. It also is a leader in high performance work-in-process labels and precision die-cut materials for Original Equipment Manufacturers (“OEM’s”).
      Materials and Customer Application Expertise — The Company continually seeks to develop innovative pressure sensitive materials, printers, software, and other differentiated products to satisfy customers’ requirements and expectations. Additionally, the Company strives to use its materials expertise to develop unique products to meet the demands of customers in new, faster growing markets adjacent to its traditional markets. Brady’s commitment to product innovation is reflected in its research and development efforts that include approximately 165 employees primarily dedicated to research and development activities in the United States, Belgium, Singapore and China.
      Operational Excellence — Productivity and operational excellence are two initiatives that the Company uses to increase the quality of its earnings each year. Brady is committed to excellence within its operations and is utilizing six-sigma problem solving to improve operational performance. These activities are focused on working capital, yield, purchasing, customer service and margin improvements, and work to best utilize its selling, general and administrative expenses.
      Global Presence — Sales from Brady’s international operations have increased from $50,707,000 or 26.5% of net sales in fiscal 1990 to $451,201,000 or 55.3% of net sales in fiscal 2005. The Company’s global presence is a benefit to many of its customers who want to work with one supplier to meet their global supply needs.
      Premier Channels — Brady’s products are sold through several channels including selected premier distribution companies, direct sales, mail-order catalogs, and electronic access through the Internet. The Company offers this wide range of channels of distribution to meet the varying needs of its very large and diverse customer base.
Key Initiatives
      The Company’s key initiatives include:
      Core Business Growth — The Company seeks to increase market share through existing channels and through strong sales and marketing strategies. To achieve this objective, the Company is strengthening its relationships with distributors, fine tuning its direct marketing strategies and capitalizing on its global selling capabilities. In fiscal 2003, the Company combined and streamlined its divisional sales forces and expanded its geographic reach. The Company believes that international markets continue to represent a significant growth opportunity. The Company is actively seeking to increase penetration in existing market segments in the Americas, Europe and Asia/ Pacific.
      Differentiated Solutions — The Company, through product innovation and development activities, seeks to continually introduce new technology and proprietary products and explore additional applications for products in existing and new markets. It seeks to provide products in its portfolio that offer customers differentiated solutions. Through a regular portfolio review process, the Company reviews the products and markets currently in its portfolio, examines new opportunities, seeks to fully understand the broad needs of each of its major market segments and those adjacent to its major segments, and determines a strategy to meet those needs. Management recognizes that new product development remains a major challenge and opportunity for the Company.
      Acquisitions — While the Company intends to continue pursuing internal growth through the above strategies, it also intends, where practical, to accomplish its goal of becoming number one or two in its key markets through strategic acquisitions. Brady seeks to acquire companies that are financially sound and can add to shareholder value within predetermined guidelines.
      Geographical Expansion — The Company considers geographical expansion through greenfield operations and acquisitions to be an integral part of its growth strategy. In 2005, the Company announced plans to expand into Denmark, Norway, Slovakia, and Thailand.
Products
      The Company is vertically integrated; designing, developing, coating and producing most of its identification signs, labels and printing systems. Brady labels are manufactured out of a variety of films, predominantly coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.
      The Company’s stock and custom products consist of over 300,000 stock-keeping units (“SKU’s”), including complete identification systems that are used by the Company’s customers to create a safer work environment, improve production and operating efficiencies and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs and identification tags and markers, pipe and valve markers, asset identification tags, lockout/tagout products, security and traffic control products, and printing systems and software for creating safety and regulatory software; wire and cable markers, high-performance labels, laboratory identification labels and printing systems, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems; and precision die-cut solutions.
      Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific customer. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through mail order and distributor sales. The Company’s most significant types of products are described below.

Facility and Safety Identification

•	Safety and informational signs and printers for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, are designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company’s sign products include admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; transformers and power pole markers; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings.

•	Warehouse identification products including self-adhesive and self-aligning die-cut numbers and letters, labels, and tags used to locate and identify inventory in storage facilities such as warehouses, factories, stockrooms and other industrial facilities.

•	Self-adhesive and mechanically applied stock and custom-designed pipe markers, and plastic and metal valve tags for the identification of pipes and control valves in the mechanical contractor and process industry markets. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the systems.

•	Lockout/tagout products — under OSHA regulations, all energy sources must be “locked out” while machines are being serviced or maintained to prevent accidental engagement and injury. The Company’s products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy- and fluid-transmission systems and operating machinery.

•	Security and traffic control products including a variety of self-expiring badges, security seals, parking permits and wristbands designed for visitor control in financial, governmental, educational and commercial facilities including meeting and convention sites. Some of these products make use of migratory ink technology, which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration. The Company also offers a wide variety of traffic control devices including traffic signs, directional and warning signs, parking tags and permits, barriers, cones and other products including barricading, visual warning systems, floor-marking products, safety badges, photo-identification kits, and first aid cabinets/kits, among others.

•	Asset-identification products that are an important part of an effective asset-management program in a wide variety of markets. These include self-adhesive or mechanically mounted labels or tags made of aluminum, brass, stainless steel, polycarbonate, vinyl, polyester, mylar and paper. These products are also offered in tamper-evident varieties, and can be custom designed to ensure brand protection from counterfeiting.

Wire and Cable Identification
      Brady manufactures a broad range of wire- and cable-marking products, including labels, sleeves, software that allows customers to create their own labels, and printers to print and apply them. These products mark and identify wires, cables and their termination points to facilitate manufacturing, construction, repair or maintenance of equipment, and data communication and electrical wiring systems used in virtually every industrial, power and communication market.

High Performance Identification
      Brady produces a complete line of label materials to meet customers’ needs for identification requirements for product identification and bar coding that perform under harsh or demanding conditions, such as extreme temperatures, or environmental or chemical exposure. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels.

Precision Die-Cut Parts
      The Company develops customized precision die-cut products that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, personal data assistants, computer hard drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits and patient monitoring.

Other Products
      The Company also designs and produces various computer software packages, industrial thermal-transfer printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site.
      The Company also sells a variety of other products, none of which currently individually accounts for a significant portion of its sales, including: automatic identification and data collection solutions including bar-

code-label-generating software and bar-code tags and labels to enable accurate tracking of manufacturing, warehousing, receiving and shipping data; lettering and labeling systems, poster printers, laminators and supplies to education and training markets; and hospital and clinical labels.
Marketing and Sales
      Brady seeks to offer the right product with rapid response times and superior service so that it can provide solutions to customers that are better, faster and more economical than those available from the Company’s competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributors, mail-order-catalog marketing, retail, and electronic access through the Internet. The Company has thousands of established relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company’s sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical support and product-application expertise.
      The Company also direct markets certain products and those of other manufacturers by catalog sales in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalog operations are conducted through offices in the U.S.A., Australia, Brazil, Canada, England, France, Germany and Italy, and include foreign-language catalogs.
      The Company’s products are sold in a wide variety of markets, including electrical, electronic, telecommunications, governmental, public utility, commercial office, computer disk drive, construction, general manufacturing, laboratory, transportation equipment and education. The telecommunication and disk drive markets are concentrated with a small number of customers and subject to more volatility than Brady’s other more diverse markets. No material part of the Company’s business is dependent upon a single customer or group of customers. In fiscal 2005 Brady’s largest customer accounted for less than 5% of the Company’s net sales.
Brands
      The Company goes to market under a variety of brand names. The Brady brand includes high-performance labels, printers, software, safety and facility identification products, lock-out/tag-out products, and precision die-cut parts and specialty materials; other label products are also marketed under the Etimark brand and other die-cut materials are marketed as Brandon, Balkhausen or ID Technology products; safety and facility identification products are marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Prinzing brand; safety identification under the Electromark brand; poster printers for education and government markets are offered under the Varitronic name brand; direct marketing safety and facility identification products are offered under the Seton, Emedco and Signals names; security and identification badges and systems are included in the Temtec and B.I.G brands; hand-held regulatory documentation systems are available under the Tiscor name; and automatic identification and data collection software is offered under the Teklynx and Stopware brands.
Manufacturing Process and Raw Materials
      The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives, in solvent or water-based materials. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.

      The Company produces the majority of the adhesive stocks and top-coated materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s “cellular” manufacturing processes and “just-in-time” inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Most of the Company’s manufacturing facilities have received ISO 9001 or 9002 certification.
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
Technology and Product Development
      The Company focuses its research and development efforts on material development, printing systems design and software development. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications or the Company’s own production requirements. The Company’s research and development team of engineers also supports production and marketing efforts by providing application and technical expertise.
      The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, computer-generated wire markers, systems for aligning letters and patterns, and visually changing paper. Although the Company believes that its patents are a significant factor in maintaining market position for certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company’s business is not dependent on any single patent or group of patents.
      The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $25,100,000, $23,000,000, and $18,900,000, in fiscal 2005, 2004, and 2003, respectively, on its research and development activities. In fiscal 2005, approximately 165 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in Europe and Singapore and under contract with universities, other institutions and consultants.
      The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.
International Operations
      In fiscal 2005, 2004, and 2003, sales from international operations accounted for 55.3%, 55.2%, and 52.3%, respectively, of the Company’s sales. The Company’s global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hungary, Italy, Japan, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand and the United Kingdom, with additional sales offices in India, Korea, Netherlands, Philippines, Spain and Taiwan. The Company further markets its products to parts of Eastern Europe and the Middle East. Several of these locations manufacture or have the capability to manufacture certain of the products they sell.

Competition
      The markets for most of the Company’s products are competitive. The Company believes that it is one of the leading domestic producers of self-adhesive wire markers, safety signs, pipe markers, precision die-cut materials and bar-code-label-generating software. The Company competes for business principally on the basis of product quality, performance, service, range of products offered and to a lesser extent, on price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of the Company’s product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of the Company’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that the Company provides a broader range of identification solutions than any of its competitors, and that Brady’s global infrastructure is a significant competitive advantage in serving large multi-national customers.
Backlog
      As of July 31, 2005, the amount of the Company’s backlog orders believed to be firm was approximately $24,895,000. This compares with approximately $23,205,000 and $16,300,000 of backlog orders as of July 31, 2004 and 2003, respectively. Average delivery time for the Company’s orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom-designed and manufactured. Average delivery time for the direct marketing business can be as low as the same day or the next day. The Company’s backlog of $24,895,000 at July 31, 2005, represents approximately one and one-half weeks of the Company’s sales guidance for fiscal 2006.
Environment
      At present, the manufacturing processes for the Company’s adhesive-based products utilize certain evaporative solvents, which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. The Company has implemented a number of procedures to reduce atmospheric emissions and/or to recover solvents. Management believes the Company is substantially in compliance with all environmental regulations.
Employees
      As of July 31, 2005, the Company employed approximately 4,500 individuals. The Company has never experienced a material work stoppage due to a labor dispute, is not a party to any negotiated labor contracts, and considers its relations with employees to be excellent. The mix of employees is changing as the Company employs more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.
Acquisitions
      Information about the Company’s acquisitions is provided in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales
      The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(e)	Information Available on the Internet
      The Company’s Corporate Internet address is http://www.bradycorp.com. The Company makes available, and has made available since June 2003, free of charge, on or through its Internet website copies of its

Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by the Company’s insiders, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 2.	Properties
      The Company currently operates 35 manufacturing facilities in the following regions:
      Americas: Eleven are located in the United States; three in Brazil; and one each in Canada and Mexico.
      Europe: Three are located in Germany and the United Kingdom and one each in Belgium, Denmark, France, and Italy.
      Asia: Three are located in China; two in Australia and Singapore; and one each in Malaysia and Thailand
      The Company’s present operating facilities contain a total of approximately 1,900,000 square feet of space, of which approximately 950,000 square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

Item 3.	Legal Proceedings
      The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
      Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2005(1)		2004(1)		2003(1)

	High	Low	High	Low	High	Low

4th Quarter	$34.96	$28.80	$23.24	$18.14	$17.50	$15.34
3rd Quarter	$35.70	$26.30	$20.44	$17.45	$16.94	$12.93
2nd Quarter	$32.22	$26.75	$21.73	$16.99	$17.79	$12.53
1st Quarter	$27.49	$21.01	$18.24	$15.84	$17.68	$13.75

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.
      There is no trading market for the Company’s Class B Voting Common Stock.
      On September 13, 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company’s non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s Stock Option Plan and for other corporate purposes.

(b)	Holders
      As of September 26, 2005, there were 702 Class A Common Stock shareholders of record and approximately 4,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	(a)Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs

May 1, 2005 — May 31, 2005	—	NA	NA	NA
June 1, 2005 — June 30, 2005	16,030	$31,26	NA	NA
July 1, 2005 — July 31, 2005	—	NA	NA	NA

(a)	Shares purchased from employees to provide cash for payment of income taxes related to the vesting of restricted stock.

(d)	Dividends
      The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.
      During the two most recent fiscal years and for the first quarter of fiscal 2006, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	Year
	Ending
	2006	2005				2004

	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Class A	$0.13	$0.11	$0.11	$0.11	$0.11	$0.105	$0.105	$0.105	$0.105
Class B	0.113	0.093	0.11	0.11	0.11	0.090	0.105	0.105	0.105
      Dividends in the above table have been adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

Item 6.	Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2001 through 2005

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Operating Data
Net Sales	$816,447	$671,219	$554,866	$516,962	$545,944
Gross Margin	433,276	345,361	279,149	260,776	288,631
Operating Expenses:
Research and development	25,078	23,028	18,873	17,271	20,329
Selling, general and administrative	285,746	248,171	219,861	199,282	214,220
Restructuring charge — net	—	3,181	9,589	2,720	9,560

Total operating expenses	310,824	274,380	248,323	219,273	244,109

Operating Income	122,452	70,981	30,826	41,503	44,522
Other (expense) income:
Investment and other income — net	1,369	577	1,750	1,714	686
Interest expense	(8,403)	(1,231)	(121)	(82)	(418)

Net other income (expense)	(7,034)	(654)	1,629	1,632	268

Income before income taxes	115,418	70,327	32,455	43,135	44,790
Income taxes	33,471	19,456	11,035	14,882	17,244

Net income	$81,947	$50,871	$21,420	$28,253	$27,546

Net Income Per Common Share — (Diluted):
Class A Nonvoting	$1.64	$1.07	$0.46	$0.60	$0.59
Class B Voting	$1.63	$1.05	$0.44	$0.59	$0.58
Cash dividends on:
Class A Common Stock	$0.44	$0.42	$0.40	$0.38	$0.36
Class B Common Stock	$0.42	$0.40	$0.39	$0.37	$0.35
Balance Sheet at July 31:
Working capital	$141,560	$131,706	$123,878	$135,764	$123,830
Total assets	850,147	697,900	449,519	420,525	393,592
Long-term obligations, less current maturities	150,026	150,019	568	3,751	4,144
Stockholders’ investment	497,274	403,315	338,961	324,242	302,579
Cash Flow Data:
Net cash provided by operating activities	119,103	87,646	57,316	54,251	53,228
Depreciation and Amortization	26,822	20,190	17,771	16,630	22,646
Capital Expenditures	(21,920)	(14,892)	(14,438)	(13,095)	(20,770)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      In fiscal 2005, the Company posted record sales of $816,447,000 and record net income of $81,947,000, an increase of 21.6% and 61.1%, respectively, over fiscal 2004. The increase is the result of disciplined execution of the Company’s business plan and successful integration of acquisitions, aided by a good economy and favorable foreign exchange rates.
      Of the 21.6% increase in sales, base sales grew 5.7%, acquisitions added 12.7%, and foreign currency added 3.2%. Americas sales increased 22.2%, European sales rose 10.7%, and sales from the Asia Pacific operations increased 53.1%.
      Net income for fiscal 2005 rose 61.1% to $81,947,000 or $1.64 per diluted share of Class A Common Stock, compared to $50,871,000 or $1.07 per diluted share of Class A Common Stock in fiscal 2004. Fiscal 2004 net income included a $3 million tax benefit from completion of a tax audit, and charges of $2.2 million after tax related to the restructuring begun in fiscal 2003.
      In fiscal 2005, the Company focused on leveraging its strengths. Acquisitions focused on businesses that management understands well in order to deepen market penetration or expand the Company’s global footprint. New proprietary product offerings capitalized on Brady’s core competencies in specialty materials, software development and regulatory expertise. The Company also invested in expanding many of its global operations with new equipment and capacity.
      Brady acquired four companies in fiscal 2005 — businesses that span the globe from the U.S. to Europe to Southeast Asia. As a result of good timing and a disciplined acquisition process, the new members of the Brady team are already making significant contributions.
      The Company is adding 90,000 square feet for a consolidated warehouse and distribution center at its corporate headquarters in Milwaukee. Other activities include expansion of operations in Wuxi and Shenzhen, China, Sydney, Australia, Bratislava, Slovakia and Manaus, Brazil. Brady strives to employ the same high safety and environmental standards across the globe regardless of lesser government requirements in some areas.
      Brady remains a financially strong company, with a solid balance sheet and excellent cash flow. The Company made a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004, and in September 2005 the Company announced it was increasing the cash dividend payment for the 20th straight year.
      In fiscal 2006, management expects annual sales to be in the range of $870,000,000 and $880,000,000 with net income of $89,000,000 to $91,000,000 for the full fiscal year. The Company expects base sales growth of between 4.0% and 5.0%, including a reduction of the positive effect of foreign currency on sales of between 2.0% and 3.0% over the full fiscal year. We also expect depreciation and amortization of $28,000,000 and capital expenditures of $25,000,000. The guidance we have issued includes the results of all acquisitions announced through September 2005. We expect the effective tax rate to remain at 29.0% in fiscal 2006.
      Looking long term, the Company intends to continue targeting 10% growth in sales per year, with half from base business growth and half from acquisitions. Over the next five years, management plans to gradually improve net income as a percentage of sales from the previously disclosed target of 10% to 12% of sales.
Results of Operations

Year Ended July 31, 2005, Compared to Year Ended July 31, 2004
      Sales for fiscal 2005 increased by $145,228,000 or 21.6% from fiscal 2004. Base sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions and foreign currency effects), increased $38,392,000 or 5.7% for the same period. The acquisitions of ID Technologies (August 2004) in Singapore, Electromark (February 2005) in the United States, and Signs & Labels (June 2005) in the UK, increased sales by $85,502,000 or 12.7% in fiscal 2005 compared to fiscal 2004. The results of the acquisition of Technology Print Supplies, Ltd., and its associate, Technology and Supply Media Co., Ltd. in Thailand had minimal impact on the results of Brady Corporation for fiscal 2005 because they were purchased at the close of business on July 29, 2005. The increase in sales was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by $21,334,000 or 3.2% for the year.
      The gross margin as a percentage of sales increased from 51.5% in fiscal 2004 to 53.1% in fiscal 2005. The increase was primarily due to the following three factors:

1. Improved product mix attributable to EMED products, which carry a higher gross margin;

2. Improvement in North American margins due to improved product mix and continued cost control efforts;

3. Partially offset by decreased margins due to increased sales in Asia, where gross margins are lower due to a higher percentage of business coming from OEM electronics customers.
      Research and development expenses as a percentage of sales fell from 3.4% in fiscal 2004 to 3.1% in fiscal 2005. Research and development spending increases of 8.9% were offset by a 21.6% increase in sales in fiscal 2005. Research and development spending was lower than expected in the first three quarters of fiscal 2005 as it has taken longer than expected to hire senior-level research and development personnel. In the fourth quarter of fiscal 2005, research and development spending increased 15.5% over the same period in fiscal 2004. The Company has been successful recently in hiring key personnel and forecasted expenses for fiscal 2006 include an increase in research and development costs to fund development of new products at a more rapid rate.
      Selling, general and administrative expenses as a percentage of sales decreased to 35.0% in fiscal 2005 from 37.0% in fiscal 2004. The decrease was due primarily to the use of existing resources to service greater sales volume and the increasing sales in Asia, which has lower selling, general and administrative costs than the other regions. Offsetting the sales volume increase were compliance costs related to the Sarbanes-Oxley Act of 2002.
      Fiscal 2004 expenses included a before tax net restructuring charge of $3,181,000. Approximately $2,900,000 of the charge related to severance costs for employees. The remaining amount was due to asset disposal at facilities, primarily in North America and Europe.
      Operating income increased $51,471,000 to $122,452,000 in fiscal 2005. The majority of the increase was due to sales growth, strong cost control, the increased earnings of recent acquisitions, and the benefit of fluctuations in exchange rates. The 2004 operating income included $3,181,000 of restructuring costs.
      Investment and other income increased $792,000 in fiscal 2005 from the prior year, primarily due to the net effect of foreign exchange rates on the Company’s hedge contracts and on short-term intercompany loans.
      Interest expense increased $7,172,000 in fiscal 2005 due to the interest on the debt related to the acquisition of EMED. Fiscal 2005 included a full year of interest, while fiscal 2004 included less than three months.
      The Company’s effective tax rate increased from 27.7% for fiscal 2004 to 29.0% for fiscal 2005. The fiscal 2004 effective tax rate included $3,000,000 related to the completion of the federal income tax audit of fiscal years 2000 through 2002. The improvement in the effective rate (excluding the tax audit adjustment) was due to a shift in a portion of the Company’s pre-tax income to lower tax countries. An effective income tax rate of 29% is expected for fiscal 2006.

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
      The gross margin as a percentage of sales increased from 50.3% in fiscal 2003 to 51.5% in fiscal 2004. The increase was primarily due to restructuring cost savings from consolidation of facilities and workforce reductions. Additionally, operating costs improved as a percent of sales.
      Research and development expenses as a percentage of sales were unchanged at 3.4%. Research and development spending increases of 22.0% were offset by a 21.0% increase in sales. Research and development spending was higher in fiscal 2004 compared to fiscal 2003 due to the timing of large projects.
      Selling, general and administrative expenses as a percentage of sales decreased to 37.0% in fiscal 2004 from 39.6% in fiscal 2003. The decrease was due primarily to the use of existing resources to service greater sales volume. Additionally, the regionally structured sales force in place in fiscal 2004 was more efficient than the product-specific sales force that existed in fiscal 2003.
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
      Operating income increased $40,155,000 to $70,981,000 in fiscal 2004. The majority of the increase was due to sales growth, strong cost control, the benefit of positive foreign exchange rates, the results of acquisitions, and savings realized from the 2003 restructuring activities.
      Investment and other income decreased $1,173,000 in fiscal 2004 from the prior year, primarily due to the net effect of foreign exchange rates.
      Interest expense increased $1,110,000 in fiscal 2004 due to the interest on the debt related to the acquisition of EMED.
      The Company’s effective tax rate decreased from 34.0% for fiscal 2003 to 27.7% for fiscal 2004. The fiscal 2004 effective tax rate included $3,000,000 related to the completion of the federal income tax audit of fiscal years 2000 through 2002. The improvement in the effective income tax rate was due to a shift in the Company’s pre-tax income to lower tax countries.
Business Segment Operating Results
      The segment table required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
Americas
      Sales in the Americas region increased 22.2% from fiscal 2004 to fiscal 2005, and 14.5% from fiscal 2003 to fiscal 2004. Base sales in local currency increased 4.4% from 2004 to 2005 and 1.9% from 2003 to 2004. The base sales increase in fiscal 2005 was due partially to an improving economy in the United States and strong performance in the industrial OEM and electronics markets. Also contributing to the base growth increase are the following factors: Canada turned the corner in fiscal 2005 and posted double-digit base growth year over year and Brazil and Mexico reported double-digit base growth in fiscal 2005 as well. The base sales increase in 2004 was aided by strong improvement in the industrial OEM and electronics markets, while the non-residential construction market remained soft. The base sales increase in fiscal 2004 can also be attributed to the addition of several new products including the IDXPERTtm labeling system. The acquisitions of Brandon International, Prinzing Enterprises Inc., EMED, and Electromark added 16.6% to fiscal 2005 sales. The acquisitions of Tiscor, Inc., Brandon International, Prinzing Enterprises Inc., and EMED added 11.4% to fiscal 2004 sales. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 1.2% in fiscal 2005 and fiscal 2004. Management believes that 4.4% base growth in the Americas represents strong performance in this region and expects base growth to continue at approximately this level going forward.
      In the Americas region, segment profit as a percentage of sales increased to 23.5% in 2005 from 17.6% in 2004 driven by the increase in sales volume, profit from acquisitions, continuing cost savings, primarily in the direct marketing business and the benefits from lower manufacturing costs of higher volume stock products as we transferred production to the Company’s Mexico subsidiary. Comparing fiscal 2004 to 2003, segment profit as a percentage of sales increased from 14.1% to 17.6%, due to the increase in sales and the related impact of our fixed costs over a larger sales volume and the combination of sales forces.
Europe
      Sales in the European region increased 10.7% in fiscal 2005 from fiscal 2004 and 25.2% from fiscal 2003 to 2004. Base sales increased 2.5% in fiscal 2005 and fiscal 2004. Foreign currency translation increased the region’s sales by 6.0% from fiscal 2004 to 2005 compared to a 12.7% increase from fiscal 2003 to 2004. The acquisitions of B.I.G. and Signs & Labels added 2.2% to the region’s sales in fiscal 2005 and the acquisitions of Etimark GmbH in Germany, and Cleere Advantage Ltd. and B.I.G. in the United Kingdom added 10.0% to the region’s sales in fiscal 2004.
      Segment profit as a percentage of sales increased to 29.0% in fiscal 2005 from 26.7% in fiscal 2004 and to 26.7% in fiscal 2004 from 23.9% in fiscal 2003 due to the restructuring activity completed during fiscal 2004 and continued operational improvements.
      Management is excited about the Company’s recent expansion into Bratislava, Slovakia in August 2005, which increases our presence in Eastern Europe. Management is also optimistic about the acquisition of Texit in September 2005, which expands our position in the wire marker market and increases our coverage in Denmark and Norway.
Asia
      Asia sales increased 53.1% in fiscal 2005 from fiscal 2004 and 40.4% from fiscal 2003 to 2004. Base sales increased 21.4% in fiscal 2005 and 30.8% in fiscal 2004. Foreign currency translation increased the region’s sales by 3.0% from fiscal 2004 to 2005 compared to a 9.6% increase from fiscal 2003 to 2004. The acquisition of ID Technologies added 28.7% to the region’s sales in fiscal 2005. Of the 21.4% increase in base sales in fiscal 2005 and the 30.8% increase in base sales in fiscal 2004, 79.3% and 74.7%, respectively, was driven by the growth in China. A strong Asian economy contributed to the base sales increase in the Asia region in fiscal 2005.
      Segment profit as a percentage of sales decreased to 27.6% in fiscal 2005 from 28.1% in fiscal 2004 and increased from 24.5% in fiscal 2003 to 28.1% in fiscal 2004. The decrease in the profit percentage in fiscal 2005 is due to lower gross margins in China as a result of a higher mix of OEM electronics, which have lower margins. The growth in profit in fiscal 2004 is a direct result of the sales growth. The Company continues to add resources to support both market development and new product development targeted at filling the needs of its key markets. The development of new products is key to preventing future margin decreases.
Liquidity and Capital Resources
      Cash and cash equivalents were $72,970,000 at July 31, 2005, compared to $68,788,000 at July 31, 2004. Additionally, short-term investments, consisting of investments in auction rate securities, were $7,100,000 at July 31, 2005 compared to $5,150,000 at July 31, 2004. Working capital increased $9,854,000 during fiscal 2005 to $141,560,000 and increased $7,828,000 during fiscal 2004 to $131,706,000. Accounts receivable balances increased $18,131,000 from July 31, 2004 to July 31, 2005. The increase in accounts receivable was due primarily to increased sales volume, foreign currency translation and accounts receivable balances added from acquisitions completed during fiscal 2005. Inventories increased $17,804,000 from July 31, 2004 to July 31, 2005 due to foreign currency translation, inventory of acquired companies, and a planned increase in inventory levels to avoid shortages and improve Company service levels. Current liabilities increased $37,025,000 due to higher accounts payable associated with increased sales volume and related inventory purchases, higher incentive accruals, higher income taxes payable associated with increased taxable income, and increased operating liabilities associated with acquisitions completed during fiscal 2005.
      The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $119,103,000 for fiscal 2005, $87,646,000 for fiscal 2004 and $57,316,000 for fiscal 2003. The increase in operating cash flows from fiscal 2004 to 2005 was primarily due to a $31,076,000 increase in net income.
      Capital expenditures were $21,920,000 in fiscal 2005, $14,892,000 in fiscal 2004 and $14,438,000 in fiscal 2003. Capital expenditures in 2005 included plant expansions in China and approximately $4,100,000 for the addition of a central distribution warehouse in Milwaukee. The central distribution center is expected to cost approximately $10,000,000. Capital expenditures in 2004 included plant additions/expansions in China and facility improvement costs. Capital expenditures in 2003 included further investment in software related to the Eclipse initiative (SAP system implementation), plant additions/expansions in Asia and tooling for additional new products.
      Financing activities used $9,712,000 of cash in fiscal 2005, provided $146,103,000 in fiscal 2004 and used $16,833,000 in fiscal 2003. Cash used for dividends to shareholders was $21,291,000 in fiscal 2005, $19,805,000 in fiscal 2004 and $17,936,000 in fiscal 2003. Cash received from the exercise of stock options was $15,734,000 in fiscal 2005, $19,422,000 in fiscal 2004, and $4,662,000 in fiscal 2003. The Company also redeemed all of the outstanding preferred stock during fiscal 2003 for $3,026,000, which included a required $171,000 premium paid for the redemption. The Company purchased treasury stock of $1,551,000 in fiscal 2005, $564,000 in fiscal 2004, and $377,000 in fiscal 2003. The treasury stock purchases resulted from purchases of Brady Corporation stock by the Company’s deferred compensation plan and purchases of stock from certain executives of the Company to allow them to pay the taxes on restricted stock that vested during those years.
      On March 31, 2004, the Company entered into an unsecured $215,000,000 multi-currency revolving loan agreement with a group of five banks. The $215,000,000 was divided between a 5-year credit facility for $125,000,000 and a 364-day credit facility for $90,000,000. On July 6, 2004, the Company permanently reduced the borrowings on the 364-day facility to $0 and closed the facility.
      Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. As of July 31, 2005, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During fiscal 2005, the Company borrowed and repaid $83,000,000 under the agreement. As of July 31, 2005, there were no outstanding borrowings on the 5-year revolving loan agreement.
      On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, beginning in December 2004. Interest payments were made on December 28, 2004 and June 28, 2005. The Company used the proceeds of the offering to reduce outstanding indebtedness under the

Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2005, the Company was in compliance with this covenant.
      Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 23.2% at July 31, 2005 and 27.1% at July 31, 2004. Long-term obligations were largely unchanged from July 31, 2004 to July 31, 2005, while stockholders’ investment increased approximately $94,000,000 during this period.
      The Company intends to fund its short-term and long-term cash requirements, including its fiscal 2006 dividend payments and its share repurchase program, primarily through net cash provided by operating activities.
      The Company believes that its continued strong cash flows from operations and existing borrowing capacity will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand our current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions.
Subsequent Events Affecting Liquidity and Capital Resources
      On September 13, 2005, the Board of Directors announced an increase in the quarterly dividend to shareholders of the Company’s Class A Common Stock, from $0.11 to $0.13 per share. The dividend will be paid on October 31, 2005, to shareholders of record at the close of business on October 10, 2005. This dividend represents an increase of 18 percent and is the 20th consecutive annual increase in dividends since the Company went public in 1984.
      On September 13, 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company’s non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s Stock Option Plan and for other corporate purposes.
      On September 1, 2005, the Company announced that it filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) which when declared effective by the SEC, will allow Brady to issue and sell, from time to time in one or more offerings, up to an aggregate of $400,000,000 of Class A Non-voting Common Stock and debt securities as it deems prudent or necessary to raise capital at a later date. The Company plans to use the proceeds from any future offerings under the shelf registration for general corporate purposes, including, but not limited to, acquisitions, capital expenditures and refinancing of debt.
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
      Operating Leases — These leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office buildings and computer equipment for which the economic profile is favorable.
      Purchase Commitments — The Company has purchase commitments for materials, supplies, services, and property, plant and equipment entered into in the ordinary course of business. Such commitments are not in excess of current market prices.
      Due to the proprietary nature of many of the Company’s materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties will be incurred under these contracts based upon historical experience and current expectations.

      Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity other than those discussed below under “Payments Due Under Contractual Obligations.”
      Related Party Transactions — The Company does not have any related party transactions that affect the results of operations, cash flow or financial condition, with the exception of treasury stock purchases from certain executives of the Company as noted above.
Payments Due Under Contractual Obligations
      The Company’s future commitments at July 31, 2005 for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	?Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$150,030	$4	$21,452	$42,861	$85,713
Operating Lease Obligations	44,475	12,810	13,684	9,018	8,963
Purchase Obligations(1)	23,006	21,649	1,037	320	0
Interest Obligations	46,260	7,710	15,420	12,116	11,014
Other Obligations(2)	7,262	603	1,215	1,365	4,079

Total	$271,033	$42,776	$52,808	$65,680	$109,769

(1)	Purchase obligations represent all open purchase orders as of July 31, 2005.

(2)	Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plan as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.
Inflation and Changing Prices
      Essentially all of the Company’s revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year and timing differences in instituting price changes and the large amount of part numbers make it virtually impossible to accurately define the impact of inflation on profit margins.
Critical Accounting Estimates

Income Taxes
      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Changes in existing regulatory tax laws and rates may affect the Company’s ability to successfully manage regulatory matters around the world, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Although the Company’s current estimates may be subject to change in the future, management does not believe such changes would result in a material period-to-period impact on the results of operations or the financial condition of the Company.

     Goodwill and Intangible Assets
      The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets be tested annually for impairment. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. In order to mitigate the risk associated with valuation of goodwill and other intangible assets, Company policy requires that all acquisitions with a purchase price above $5,000,000 must be evaluated by a professional appraisal company.
     Reserves and Allowances
      The Company has recorded reserves or allowances for inventory obsolescence, returns, credit memos, incurred but not reported medical claims, and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.
New Accounting Standards
      The information required by this Item is provided in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
Forward-Looking Statements
      Except for historical information, the Company’s reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 — that is, statements related to future, not past events. In this context forward-looking statements often address our expected future business and financial performance, and often contain certain words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, or “may”. Forward-looking statements by their nature address matters that are, to different degrees uncertain. For us, uncertainties arise from future financial performance of major markets we serve which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; future integration of and performance of acquired businesses; fluctuations in currency rates versus the US dollar; technology changes; interruptions to sources of supply; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature and those identified in reports we file with the SEC. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.
Economic Conditions
      Operating results are significantly influenced by general economic conditions and growth or contraction of the principal economies in which we operate, including the United States, Canada, Europe, Latin America and the Asia-Pacific region. This is especially true with respect to growth or contraction of the industrial and technology sectors of those economies. All economies in which we operate are cyclical and the rates of growth or contraction can vary substantially. Because we have few long-term contracts, we generally ship products within a short period of time from receiving orders and thus maintain a relatively small backlog. The extent to which we can rapidly adjust our cost structure and output to changing economic conditions may have a significant effect on our future profitability.
Currency Fluctuations
      Approximately half of our sales are in foreign currencies, which fluctuate in relationship to one another and to the United States dollar. Fluctuations in currencies can cause transaction, translation and other losses. These fluctuations can have an adverse effect on our reported sales and net income. The Company mitigates this exposure to foreign currency fluctuations by following a hedge policy whereby approximately 50% of the intercompany transactions and material trade transactions are hedged via forward contracts.
Cost of Raw Materials
      As a manufacturer, our sales and profitability are also dependent upon availability and cost of raw materials and the ability to control or pass on costs of raw materials and labor. Inflationary and other increases in the costs of raw materials and labor have occurred in the past and are expected to recur. Our ability to reflect these costs in increased selling prices for our products, increase our productivity, and focus on higher profit businesses, will significantly influence our ability to maintain our margins. Past performance may or may not be replicable in the future.
Reliance on Suppliers
      Our manufacturing operations depend on our suppliers’ ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. If shortages or delays occur, our operating results could suffer until other sources can be developed. In some cases, where shortages are projected, the Company has increased inventory levels in an effort to prevent any effect on our customers.
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
Acquisitions, Strategic Alliances, Joint Ventures and Divestitures
      Part of our historic growth has come through acquisitions. We may also engage in strategic alliances, joint ventures and divestitures. Our ability to effectively evaluate potential acquisition, strategic alliance, joint venture or divestiture transactions and to effectuate such transactions at a reasonable price can affect our profitability. In addition, acquisitions, strategic alliances and joint ventures may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	The hiring and retention of key employees,

•	Management of facilities and employees in separate geographic areas,

•	The integration or coordination of different research and development and product manufacturing facilities, and

•	Systems integration and implementation.
      All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Intellectual Property
      We generally rely upon patent, copyright, trademark and trade secret laws in the U.S.A. and in certain other countries, and agreements with our employees and customers to establish and maintain our property rights in our technology and products. However, any of our intellectual property rights could be challenged, invalidated or circumvented. Third parties may claim that we are infringing upon their intellectual property. Even if we do not believe that our products are infringing upon third parties’ intellectual property rights, the claims can be time-consuming and costly to defend and can divert management’s attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.
Environmental
      Some of our operations use substances regulated under various federal, state and foreign laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. However, a failure to comply with applicable standards or the accidental emission of or exposure to hazardous materials could give rise to significant monetary liability. Also, the imposition of new governmental standards or requirements could materially increase our cost of operation.
      New environmental legislation is in the process of being implemented in parts of Europe and parts of Asia over the next year. The Waste Electrical and Electronic Equipment (“WEEE”) Directive provides that certain banned substances not be used in electrical and electronic equipment and that companies have a recycling scheme in place to deal with the disposal of that equipment at its end-of-life. Additionally, the Restrictions on the Use of Hazardous Substances (“RoHS”) Directive defines the restricted substances referenced by the WEEE regulation. Certain of the Company’s products may be governed by these new regulations in the regulated countries in which such products are sold. In addition, some of our products may be sold to customers for inclusion in electrical and electronic equipment products that are regulated under these new regulations. These customers may require that our products meet certain requirements that pertain to their products. It is our policy to meet all applicable requirements. We are currently in the process of finalizing the testing and re-designing of our products as required to meet these new regulations. The imposition of additional compliance requirements could significantly increase our cost of compliance. Failure to comply with this type of regulation could result in a material limitation on the sale of the affected products in regulated countries.
Effect of International Conditions
      Our international operations may be significantly influenced by political, economic, regulatory, and environmental/health conditions (including tariffs) in the countries in which we conduct our operations.
Other
      Other factors include costs and other effects of increasing oil prices, computer viruses, availability of electricity, natural gas and other sources of power, interest rate increases; increase or decrease in sales due to natural disasters; legal and administrative cases and proceedings, settlements, judgments and investigations, claims, and changes in those items; adoption of new or revised accounting policies and practices and the application of such policies and practices; the continued successful implementation of an enterprise-resource-planning system in portions of the business; business reorganizations or combinations; loss of significant contracts or customers; the ability and willingness of purchasers to substitute other products for the products that we distribute; and pricing, purchasing, financing and promotional decisions by intermediaries in the distribution channel.
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
      The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.
      The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign-currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material.
      The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2005, the Company has no interest rate derivatives.

Item 8.	Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Brady Corporation
Milwaukee, WI
      We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, WI
September 29, 2005

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 and 2004

	2005	2004

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$72,970	$68,788
Short term investments (Note 1)	7,100	5,150
Accounts receivable, less allowance for losses ($3,726 and 3,869, respectively)	123,453	105,322
Inventories (Note 1):
Finished products	38,827	32,448
Work-in-process	9,681	6,550
Raw materials and supplies	22,227	13,933

Total inventories	70,735	52,931
Prepaid expenses and other current assets (Notes 1, 3 and 4)	28,114	23,302

Total current assets	302,372	255,493

Other Assets:
Goodwill (Note 1)	332,369	275,897
Other intangibles assets (Note 1)	71,647	45,879
Deferred income taxes (Note 4)	39,043	29,551
Other	6,305	4,975
Property, plant and equipment (Note 1):
Cost:
Land	6,388	6,242
Buildings and improvements	65,007	58,850
Machinery and equipment	157,093	153,467
Construction in progress	6,510	1,468

	234,998	220,027
Less accumulated depreciation	136,587	133,922

Property, plant and equipment — net	98,411	86,105

Total	$850,147	$697,900

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$52,696	$42,103
Wages and amounts withheld from employees	49,620	41,872
Taxes, other than income taxes	4,815	3,852
Accrued income taxes	24,028	12,399
Other current liabilities (Note 3)	29,649	23,529
Short-term borrowings and current maturities on long-term obligations (Note 5)	4	32

Total current liabilities	160,812	123,787
Long-term obligations, less current maturities (Note 5)	150,026	150,019
Other liabilities (Notes 2, 3, and 4)	42,035	20,779

Total liabilities	352,873	294,585

Stockholders’ Investment (Notes 1 and 6):
Common Stock:
Class A Nonvoting — Issued 45,792,199 and 44,690,798 shares, respectively (aggregate liquidation preference of $38,236 and $37,316 at July 31, 2005 and 2004, respectively)(1)	458	447
Class B Voting — Issued and outstanding 3,538,628 shares(1)	35	35
Additional paid-in capital	99,029	72,625
Earnings retained in the business	382,880	322,224
Treasury stock — 85,344 and 69,314 shares, respectively of Class A nonvoting common stock, at cost(1)	(1,575)	(1,074)
Cumulative other comprehensive income	17,497	9,340
Other	(1,050)	(282)

Total stockholders’ investment	497,274	403,315

Total	$850,147	$697,900

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.
See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands,
	Except Per Share Amounts)
Net Sales (Note 1)	$816,447	$671,219	$554,866
Cost of products sold	383,171	325,858	275,717

Gross margin	433,276	345,361	279,149
Operating Expenses:
Research and development	25,078	23,028	18,873
Selling, general and administrative	285,746	248,171	219,861
Restructuring charge — net (Note 10)	—	3,181	9,589

Total operating expenses	310,824	274,380	248,323

Operating Income	122,452	70,981	30,826
Other Income (Expense):
Investment and other income — net	1,369	577	1,750
Interest expense	(8,403)	(1,231)	(121)

Net other income (expense)	(7,034)	(654)	1,629

Income Before Income Taxes	115,418	70,327	32,455
Income Taxes (Notes 1 and 4)	33,471	19,456	11,035

Net Income	$81,947	$50,871	$21,420

Net Income Per Common Share(1) (Notes 6 and 8):
Class A Nonvoting:
Basic	$1.67	$1.08	$0.46

Diluted	$1.64	$1.07	$0.46

Dividends	$0.44	$0.42	$0.40

Class B Voting:
Basic	$1.66	$1.06	$0.45

Diluted	$1.63	$1.05	$0.44

Dividends	$0.42	$0.40	$0.39

Weighted average Class A and Class B common shares outstanding(1) (in Thousands)
Basic	48,967	47,298	46,356

Diluted	49,859	47,813	46,754

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004
See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended JULY 31, 2005, 2004 AND 2003

				Earnings		Other
			Additional	Retained		Comprehensive		Total
	Preferred	Common	Paid-In	in the	Treasury	Income		Comprehensive
	Stock	Stock	Capital	Business	Stock	(Loss)	Other	Income

	(Dollars in thousands, except per share amounts)

Balances at July 31, 2002	$2,855	$232	$41,526	$287,674	$(132)	$(7,665)	$(248)
Adjustment for two-for-one stock split, in the form of a stock dividend, effective December 31, 2004	—	230	(230)	—	—	—	—

Adjusted balances at July 31, 2002	$2,855	$462	$41,296	$287,674	$(132)	$(7,665)	$(248)
Net income				21,420				$21,420
Net currency translation Adjustment and other						9,260		9,260

Total comprehensive income								$30,680

Issuance of 403,320 shares of Class A Common Stock under stock option plan		4	4,658
Other (Note 6)			669				(380)
Tax benefit from exercise of stock options			609
Redemption of Preferred Stock	(2,855)			(171)
Purchase of 27,428 shares of Class A Common Stock					(377)
Cash dividends on Common Stock:
Class A — $.40 a share				(16,762)
Class B — $.39 a share				(1,356)

Balances at July 31, 2003	$—	$466	$47,232	$290,805	$(509)	$1,595	$(628)
Net income				50,871				$50,871
Net currency translation adjustment and other						7,745		7,745

Total comprehensive income								$58,616

Issuance of 1,607,058 shares of Class A Common Stock under stock option plan		16	19,406
Other (Note 6)							346
Tax benefit from exercise of stock options			4,406
Purchase of 32,790 shares of Class A Common Stock					(565)
Stock-based compensation expense			1,581
Cash dividends on Common Stock:
Class A — $.42 a share				(18,025)
Class B — $.40 a share				(1,427)

Balances at July 31, 2004	$—	$482	$72,625	$322,224	$(1,074)	$9,340	$(282)
Net income				81,947				$81,947
Net currency translation adjustment and other						8,157		8,157

Total comprehensive income								$90,104

Issuance of 1,117,431 shares of Class A Common Stock under stock option plan		11	15,722
Other (Note 6)							(768)
Tax benefit from exercise of stock options			5,385
Purchase of 16,030 shares of Class A Common Stock					(501)
Stock-based compensation expense			5,297
Cash dividends on Common Stock:
Class A — $.44 a share				(19,793)
Class B — $.42 a share				(1,498)

Balances at July 31, 2005	$—	$493	$99,029	$382,880	$(1,575)	$17,497	$(1,050)

See notes to consolidated financial statements.

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2005, 2004 and 2003

	2005	2004	2003

	(Dollars in thousands)
Operating Activities:
Net income	$81,947	$50,871	$21,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,822	20,190	17,771
Income tax benefit from the exercise of stock options	5,385	4,406	608
Deferred income taxes	(2,653)	5,172	(1,915)
Loss on sale of property, plant and equipment	743	321	55
Provision for losses on accounts receivable	1,216	1,450	1,523
Non-cash portion of stock-based compensation expense	5,579	1,927	289
Net restructuring charge accrued liability	—	3,221	6,926
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(7,132)	(11,979)	4,334
Inventories	(11,847)	(6,791)	4,140
Prepaid expenses and other assets	(3,572)	2,168	(1,179)
Accounts payable and accrued liabilities	8,827	15,210	(1,940)
Income taxes	9,662	(393)	4,636
Other liabilities	4,126	1,873	648

Net cash provided by operating activities	119,103	87,646	57,316

Investing Activities:
Acquisitions of businesses, net of cash acquired	(79,926)	(228,928)	(23,912)
Purchases of short-term investments	(47,025)	(38,450)	(16,750)
Sales of short-term investments	45,075	42,850	17,200
Purchases of property, plant and equipment	(21,920)	(14,892)	(14,438)
Termination of capital lease	—	—	(791)
Proceeds from sale of property, plant and equipment	390	448	257
Other	(1,686)	(1,533)	68

Net cash used in investing activities	(105,092)	(240,505)	(38,366)

Financing Activities:
Payment of dividends	(21,291)	(19,805)	(17,936)
Proceeds from issuance of common stock	15,734	19,422	4,662
Principal payments on debt	(85,604)	(161,578)	(327)
Proceeds from debt	83,000	310,000	—
Payment for redemption of preferred stock	—	—	(2,855)
Purchase of treasury stock	(1,551)	(564)	(377)
Debt issue costs	—	(1,372)	—

Net cash (used in) provided by financing activities	(9,712)	146,103	(16,833)

Effect of exchange rate changes on cash	(117)	6,939	519

Net increase in cash and cash equivalents	4,182	183	2,636
Cash and cash equivalents, beginning of year	68,788	68,605	65,969

Cash and cash equivalents, end of year	$72,970	$68,788	$68,605

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$7,836	$506	$43
Income taxes, net of refunds	19,358	10,977	12,789
Acquisitions:
Fair value of assets acquired, net of cash	$60,193	$96,656	$14,430
Liabilities assumed	(35,113)	(8,674)	(8,146)
Goodwill	54,846	140,946	17,628

Net cash paid for acquisitions	$79,926	$228,928	$23,912

Termination of capital lease:
Disposition of capital assets	—	—	(2,574)
Settlement of capital lease liability	—	—	3,365

Net cash paid for termination of capital lease	$—	$—	$791

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies
      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (the “Company”), all of which are wholly-owned with the exception of the Company’s Thailand operations, in which a third party retains an approximately $1,200 investment. All significant intercompany accounts and transactions have been eliminated in consolidation.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
      Stock Dividend — All previously presented earnings per share, share amounts, and stock price data have been adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.
      Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature.
      Cash Equivalents — The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.
      Available-for-Sale Securities — The Company has invested in certain marketable securities that are categorized as available-for-sale. These investments consist of auction-rate securities, which were previously classified as cash equivalents, and have been reclassified as short-term investments available-for-sale for all periods presented. The amount of available-for-sale securities included in the consolidated balance sheets as of July 31, 2005 and July 31, 2004 was $7,100,000 and $5,150,000, respectively, and consists solely of auction rate securities. The effect of this reclassification has also been reflected in the consolidated statements of cash flows for all periods presented.
      The auction rate securities held by the Company are municipal bonds with either perpetual or intermediate to long-term maturities. The holding period of each bond is either 7, 28, 35, or 49 days and is determined when the security is issued. A Dutch auction takes place at the end of each holding period at which time the security can be sold or held. The lowest rate that sells all of the securities is the set rate for the subsequent holding period. If there are not sufficient orders to place all of the available securities, the auction is said to have “failed” and liquidity will be denied for the subsequent holding period.
      The carrying value of the available-for-sale securities approximates the aggregate fair value of the securities and there are no unrealized gains or losses on the available-for-sale securities. There were no gains or losses on available-for-sales securities during the periods presented.
      Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 37% of total inventories at July 31, 2005 and 36% of total inventories at July 31, 2004) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. The carrying value of certain domestic inventories stated at FIFO cost exceeded the value of such inventories stated at LIFO cost by $8,499,000 and $7,452,000 at July 31, 2005 and 2004, respectively.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Depreciation — The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives

Buildings and improvements	10 to 33 Years
Machinery and equipment	3 to 10 Years
      Goodwill and other Intangible Assets — The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, principally on a straight-line basis, over the estimated periods benefited. Intangible assets with indefinite useful lives and goodwill are not subjected to amortization. These assets are assessed for impairment annually and when deemed necessary.
      Changes in the carrying amount of goodwill for the years ended July 31, 2005 and 2004, are as follows:

	Americas	Europe	Asia	Total

Balance as of July 31, 2003	$84,267,000	$43,820,000	$2,580,000	$130,667,000
Goodwill acquired during the period	132,593,000	8,353,000	—	140,946,000
Translation adjustments and other	456,000	3,675,000	153,000	4,284,000

Balance as of July 31, 2004	$217,316,000	$55,848,000	$2,733,000	$275,897,000

Goodwill acquired during the period	8,771,000	18,326,000	28,176,000	55,273,000
Translation adjustments and other	756,000	(630,000)	1,073,000	1,199,000

Balance as of July 31, 2005	$226,843,000	$73,544,000	$31,982,000	$332,369,000

      Goodwill increased by $56,472,000 during the year ended July 31, 2005, including an increase of $1,199,000 attributable to the effects of foreign currency translation and other. The acquisitions of Emed Co, Inc. (“EMED”) and Electromark in the Americas, ID Technologies, Inc., Technology Print Supplies, Ltd., and Technology and Supply Media Co., Ltd. in Asia, and Signs & Labels Ltd., in Europe resulted in $427,000, $8,344,000, $25,926,000, $2,250,000 and $18,326,000 of additional goodwill, respectively.
      Goodwill increased by $145,230,000 during the year ended July 31, 2004, including an increase of $4,284,000 attributable to the effects of foreign currency translation and other. The acquisitions of Brandon International, Inc., Prinzing Enterprises, Inc., B.I.G. and EMED resulted in $6,624,000, $12,065,000, $8,353,000 and $113,904,000 of additional goodwill, respectively.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	July 31, 2005				July 31, 2004

	Weighted				Weighted
	Average				Average
	Amortization	Gross Carrying	Accumulated	Net Book	Amortization	Gross Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value

Amortized other intangible assets:
Patents	16	$6,830,000	$(4,525,000)	$2,305,000	16	$6,450,000	$(3,967,000)	$2,483,000
Trademarks and other	10	1,370,000	(1,134,000)	236,000	13	911,000	(825,000)	86,000
Customer relationships	8	51,211,000	(7,244,000)	43,967,000	7	28,203,000	(1,644,000)	26,559,000
Purchased software	5	3,148,000	(1,353,000)	1,795,000	5	2,339,000	(894,000)	1,445,000
Non-compete agreements	4	6,216,000	(3,212,000)	3,004,000	3	3,130,000	(2,203,000)	927,000
Unamortized other intangible assets:
Trademarks	N/A	20,340,000	—	20,340,000	N/A	14,379,000	—	14,379,000

Total		$89,115,000	$(17,468,000)	$71,647,000		$55,412,000	$(9,533,000)	$45,879,000

      The increase in trademarks and other (both amortized and unamortized) in fiscal 2005 relates mainly to the acquisitions of Signs & Labels and Electromark, which added $4,376,000 and $1,600,000, respectively. In fiscal 2004, the acquisitions of EMED and B.I.G. added $13,900,000 and $473,000, respectively.
      The increase in customer relationships in 2005 relates mainly to the acquisitions of ID Technologies, Signs & Labels, Technology, Print & Supply and Electromark, which added $13,960,000, $5,870,000, $1,973,000 and $1,300,000, respectively. In 2004, the acquisitions of EMED and B.I.G. added $21,100,000 and $2,300,000, respectively.
      The value of the intangible assets of ID Technologies, Signs & Labels, and Technology Print Supplies in the consolidated balance sheet at July 31, 2005 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar.
      Amortization expense of intangible assets during fiscal 2005, 2004, and 2003 was $7,935,000, $2,965,000, and $1,539,000 respectively. The amortization over each of the next five fiscal years is projected to be $8,596,000, $8,240,000, $7,958,000, $7,582,000 and $6,781,000 for the years ending July 31, 2006, 2007, 2008, 2009 and 2010, respectively.
      Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Impairment of Goodwill — The Company evaluates goodwill under SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill not be amortized, but instead be tested for impairment on at least an annual basis.
      The Company performed its annual assessments in the fourth quarter of each year. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2005.
      Catalog Costs — Direct response catalog costs are primarily capitalized and amortized over the estimated useful lives of the publications (generally less than one year). Non-direct response catalog costs are recorded as prepaid supplies and amortized to advertising expense as they are consumed (less than one year). At July 31, 2005 and 2004, $13,887,000 and $11,167,000, respectively of prepaid catalog costs were included in prepaid expenses and other current assets.
      Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The vast majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations.
      Sales Incentives — In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense.
      Shipping and Handling Fees and Costs — The Company accounts for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Under EITF No. 00-10 amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of goods sold.
      Advertising Costs — Advertising costs are expensed as incurred, except catalog costs as outlined above. Advertising expense for the years ended July 31, 2005, 2004 and 2003 were $50,405,000, $46,143,000 and $43,833,000, respectively.
      Stock Based Compensation — SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based method of accounting for stock-based compensation; however, it allows companies to continue accounting for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for its stock based compensation plans using the intrinsic value method in accordance with APB No. 25. SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires certain disclosures, including pro-forma net income and net income per share as if the fair value based accounting method had been used for employee stock-based compensation cost. The Company has adopted SFAS No. 123 through disclosure with respect to employee stock-based compensation.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had elected to recognize compensation cost for the stock option plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and net income per common share would have been changed to the pro forma amounts indicated below:

	2005	2004	2003

	(In thousands)
	(except per share amounts)
Net income:
As reported	$81,947	$50,871	$21,420
Stock-based compensation expense recorded, net of tax effect	3,350	1,133	194
Pro-forma expense, net of tax effect	(3,344)	(2,377)	(2,232)

Pro-forma net income, net of tax effect	$81,953	$49,627	$19,382

Net income per Class A Common Share:
Basic:
As reported	$1.67	$1.08	$0.46
Pro-forma adjustments	—	(0.03)	(0.04)
Pro-forma net income per share	1.67	1.05	0.42
Diluted:
As reported	$1.64	$1.07	$0.46
Pro-forma adjustments	—	(0.03)	(0.04)
Pro-forma net income per share	1.64	1.04	0.42
Net income per Class B Common Share:
Basic:
As reported	$1.66	$1.06	$0.45
Pro-forma adjustments	—	(0.03)	(0.04)
Pro-forma net income per share	1.66	1.03	0.41
Diluted:
As reported	$1.63	$1.05	$0.44
Pro-forma adjustments	—	(0.03)	(0.04)
Pro-forma net income per share	1.63	1.02	0.40
      The fair value of stock options used to compute pro-forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal years 2005, 2004 and 2003 as follows:

	2005	2004	2003

Risk-free interest rate	3.11%	2.6%	3.2%
Expected volatility	31.1%	36.5%	38.5%
Dividend yield	1.94%	2.5%	2.4%
Expected option life	4.5 years	4.0 years	5.0 years
Weighted average estimated fair value at grant date	$7.04	$8.81	$9.62
      Research and Development — Amounts expended for research and development are expensed as incurred.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, and their related tax effects. The components of accumulated other comprehensive income were as follows, in thousands:

	July 31, 2005	July 31, 2004

Unrealized gain on cash flow hedges	$779	$117
Deferred tax on cash flow hedges	(304)	(46)
Cumulative translation adjustments	17,022	9,269

Accumulated other comprehensive income	$17,497	$9,340

      Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
      Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
      Risk Management Activities — The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
      Currency Rate Hedging — The primary objectives of the foreign exchange risk management activities are to understand and mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies will be driven from an economic perspective, the Company will attempt, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from intercompany sales and identified inventory or other asset purchases.
      The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2005 and 2004 was $618,000 and $393,000, respectively.
      Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income.
      New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
generally requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (the “fair-value-based” method). The Company intends to adopt SFAS 123(R) on August 1, 2005. The Company intends to use the Black-Scholes-Merton valuation model to estimate the grant-date fair value of its equity compensation under SFAS 123(R). The Company has not yet completed the process of evaluating the impact that will result from adopting SFAS 123(R) and therefore is unable to disclose the impact that adopting SFAS 123(R) will have on its financial position and results of operations when such statement is adopted.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost — an amendment of ARB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. generally accepted accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, abnormal freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred after July 31, 2005. The Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.
      Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact the Company’s net income or net income per share.

2.	Acquisitions of Businesses
      In January 2003, the Company acquired TISCOR, located in Poway, California, an innovator in mobile workforce automation solutions, and an industry leader in designing hand-held computer software for technicians performing site and equipment inspections. The purchase price was approximately $13,500,000 in cash. The results of its operations have been included since the respective date of acquisition in the accompanying consolidated financial statements. The purchase price resulted in the allocation to intangible assets as follows: $8,200,000 to goodwill, $2,900,000 to customer relationships and $2,100,000 to software.
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
      In September 2003, the Company acquired Brandon International, Inc. (“Brandon”) headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. (“Prinzing”) located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of badging and business card solutions. The combined purchase price for these acquisitions was approximately $31,700,000 in cash (including $1,000,000 paid in February 2005). The Prinzing acquisition agreement included provisions for contingent payments up to a maximum $1,500,000 based on certain performance criteria during fiscal year 2004. As of May 2004, these criteria were met and the entire amount was paid to the sellers. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $27,000,000 to goodwill, $500,000 to trademarks, $300,000 to patents, $200,000 to non-compete agreements and $2,900,000 to customer lists.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In May 2004, the Company acquired EMED for cash with a purchase price of $191,800,000, net of cash acquired. EMED is a direct marketer and manufacturer of identification, safety and facility management products headquartered in Buffalo, New York. The funds used to finance the purchase price came from borrowings on the Company’s revolving credit facility and from working capital.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The difference between the purchase price of $191,800,000 and the net assets acquired value of $193,800,000 relates to transaction costs.

Current Assets	$40,036,000
Property, Plant & Equipment	6,800,000
Other Intangible Assets	35,300,000
Goodwill	114,331,000

Total Assets Acquired	196,467,000
Liabilities Assumed	2,667,000

Net Assets Acquired	$193,800,000

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

	2004	2003

	(Dollars in thousands)
Net Sales	$714,848	$611,938

Net Income	$57,091	$29,051

Reported net income per share: Class A
Basic	1.08	0.46
Diluted	1.07	0.46
Pro-forma net income per share: Class A
Basic	1.21	0.63
Diluted	1.20	0.62
Reported net income per share: Class B
Basic	1.06	0.45
Diluted	1.05	0.44
Pro-forma net income per share: Class B
Basic	1.19	0.61
Diluted	1.18	0.61
      Of the $35,300,000 of acquired intangible assets, $13,900,000 was assigned to trademarks that are not subject to amortization, $21,100,000 was assigned to customer relationships and is being amortized over 7 years and $300,000 was assigned to non-compete agreements, which are amortized over 2 years. Remaining tax goodwill of $94,300,000 is expected to be deductible for tax purposes over the next nine years.
      In August 2004 the Company acquired ID Technologies, a Singapore based manufacturer and supplier of pressure sensitive die-cut components and labeling products with annual sales of approximately $24,000,000. The purchase price was approximately $42,800,000 in cash. The purchase price includes a holdback amount of

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$6,500,000, which will be paid in August 2006 and is recorded in other liabilities in the accompanying consolidated balance sheet at July 31, 2005. Interest is imputed on the holdback at a rate of 4.9% per year. The agreement also provides for a contingent payment of no more than $2,500,000 if ID Technologies meets certain financial targets for the fiscal year ended July 31, 2005. As of July 31, 2005, the financial targets have been met and the corresponding liability is reflected in the consolidated financial statements at the maximum payment amount. Of the purchase price, $25,926,000 was assigned to goodwill and $16,017,000 was assigned to other intangible assets in the purchase price allocation. The allocation of these intangible assets included approximately $13,500,000 for customer relationships, $2,300,000 for non-compete agreements, and $217,000 of other intangible assets. There is no remaining goodwill expected to be deductible for tax purposes.
      In February 2005, the Company acquired Electromark, a manufacturer and supplier of safety and facility identification products to the utility industry, headquartered in Wolcott, New York. The purchase price was approximately $15,100,000 in cash. Of the purchase price, a total of $3,500,000 was assigned to intangible assets other than goodwill and $8,344,000 was assigned to goodwill in the allocation of the purchase price. The intangible assets consist of approximately $1,300,000 of customer relationships, $1,600,000 of trademarks, and $600,000 of other intangible assets at the time of acquisition. Remaining tax goodwill of $52,000 is expected to be deductible for tax purposes.
      In June 2005, the Company acquired Signs and Labels Ltd., a provider of stock and custom signage, custom safety signs, architectural signs and modular signage systems for business offices, schools and hospitals in the United Kingdom. The purchase price was approximately $24,000,000 in cash. Of the purchase price, a total of $10,955,000 was assigned to intangible assets other than goodwill and $18,326,000 was assigned to goodwill in the preliminary allocation of the purchase price. The intangible assets identified in the preliminary allocation of the purchase price consist of approximately $5,800,000 of customer relationships, $4,600,000 of trademarks, and $555,000 of non-compete and other. Immediately following the acquisition, all outstanding debt of Signs & Labels, approximately $2,500,000, was repaid with cash. There is no remaining goodwill expected to be deductible for tax purposes.
      In July 2005, the Company acquired the businesses of Technology Print Supplies, Ltd., and its associate, Technology and Supply Media Co., Ltd., manufacturers and suppliers of pressure sensitive labels, nameplates and tags in Thailand. The purchase price was approximately $5,250,000 in cash. Of the purchase price, a total of $2,400,000 was assigned to intangible assets other than goodwill and $2,250,000 was assigned to goodwill in the preliminary allocation of the purchase price.
      Of the cash purchase price, a portion is being withheld until legal ownership of the facility owned by Technology Print Supplies, Ltd is transferred to Brady Corporation. The intangible assets identified in the preliminary allocation of the purchase price include approximately $1,900,000 of customer relationships and $500,000 of non-compete agreements and other. Remaining tax goodwill of $2,250,000 is expected to be deductible for tax purposes based on the preliminary allocation of the purchase price.
      The results of the operations of the acquired businesses have been included since their respective dates of acquisition in the accompanying consolidated financial statements.
      On August 2, 2005, the Company acquired STOPware, Inc. (“Stopware”), in San Jose, California. STOPware is the market leader in visitor-badging and lobby-security software used to identify and track visitors in a variety of settings. STOPware had sales of approximately $2,000,000 during the year ended July 31, 2005.
      On September 1, 2005, the Company acquired Texit AS (“Texit”), a wire-marker manufacturer headquartered in Odense, Denmark, with operations in Alesund, Norway. Texit had sales of approximately $9,000,000 in calendar 2004.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Employee Benefit Plans
      The Company provides postretirement medical, dental and vision benefits (the “Plan”) for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
      The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company funds benefit costs on a pay-as-you-go basis. During fiscal 2004, there was a change in the Plan relating to deductibles and co-payment amounts and is reported under plan amendments. The change reduced the accumulated benefits obligation by $552,000 during the year ended July 31, 2004.
      The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2005	2004

	(In thousands)
Obligation at beginning of year	$12,606	$11,413
Service cost	895	866
Plan amendments	0	(552)
Interest cost	689	719
Actuarial (gain) loss	(373)	797
Other Events (Medicare Part D)	(2,227)	0
Benefit payments	(681)	(637)

Obligation at end of fiscal year	$10,909	$12,606

      The following table outlines the unfunded status of the Plan recorded as a long-term liability in the accompanying consolidated balance sheets as of July 31, 2005 and 2004:

	2005	2004

	(In thousands)
Unfunded status at July 31	$10,909	$12,606
Unrecognized net actuarial gain	3,470	997
Unrecognized prior service gain	343	376

Accumulated postretirement benefit obligation liability	$14,722	$13,979

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit cost for the Plan for fiscal years 2005, 2004 and 2003 includes the following components:

	Years Ended July 31,

	2005	2004	2003

	(In thousands)
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$895	$866	$658
Prior service cost	(33)	22	22
Interest cost on accumulated postretirement benefit obligation	689	719	726
Amortization of unrecognized gain	(127)	(54)	(182)

Periodic postretirement benefit cost	$1,424	$1,553	$1,224

      The following assumptions were used in accounting for the plan:

	2005	2004

Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	5.0%	6.0%
Weighted average discount rate used in determining net periodic benefit cost	6.0%	6.0%
Assumed health care trend rate used to measure APBO at July 31	11.0%	12.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2011	2011
      The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on future service and interest cost	$130	$(114)
Effect on accumulated postretirement benefit obligation at July 31, 2005	713	(632)
      The mortality tables used in the valuation reports were changed to the RP 2000 tables in order to reflect the most up-to-date tables available. The effect of this change on the valuation was insignificant.
      The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

	Prior to	After	Impact of
	Medicare Part D	Medicare Part D	Medicare Part D

	(In thousands)
2006	$665	$603	$(62)
2007	705	591	(116)
2008	751	624	(127)
2009	804	666	(138)
2010	851	699	(152)
2011 through 2015	5,029	4,079	(950)
      The Company expects to fund approximately $603,000 in fiscal 2006, which is equivalent to total expected payments in fiscal 2006.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.
      In May 2004, the Financial Accounting Standards Board issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.
      The Company elected to adopt FSP 106-2 effective with the fiscal year beginning August 1, 2004. The Company determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at August 1, 2004 by approximately $2,200,000 and net periodic cost for the year ended July 31, 2005 by $463,000 as compared with the amount calculated without considering the effects of the subsidy.
      Assumptions used to develop these reductions include those used in the determination of the annual expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” and also include expectations of how the federal program would ultimately operate.
      The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2005 and 2004, $5,048,000 and $4,701,000, respectively, of accrued profit-sharing contributions were included in other current liabilities in the accompanying consolidated balance sheet.
      The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2005 and 2004, $7,999,000 and $5,683,000, respectively, of deferred compensation was included in current and other long-term liabilities on the accompanying consolidated balance sheet.
      During fiscal 1998, the Company adopted a new deferred compensation plan that invests solely in shares of the Company’s Class A Nonvoting Common Stock. Participants in a predecessor phantom stock plan were allowed to convert their balances in the old plan to this new plan. The new plan was funded initially by the issuance of 372,728 (745,456 subsequent to two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004) shares of Class A Nonvoting Common Stock to a Rabbi Trust. All deferrals into the new plan result in purchases of Class A Nonvoting Common Stock by the Rabbi Trust. No deferrals are allowed into a predecessor plan. Shares held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.
      During fiscal 2002, the Company adopted a new deferred compensation plan that allows future contributions to be invested in shares of the Company’s Class A Nonvoting Common Stock or in certain other investment vehicles. Prior deferred compensation deferrals must remain in the Company’s Class A Nonvoting Common Stock. All participant deferrals into the new plan result in purchases of Class A Nonvoting Common Stock or certain other investment vehicles by the Rabbi Trust. Balances held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.
      The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $10,980,000, $9,373,000, and $8,506,000 during the years ended July 31, 2005, 2004 and 2003, respectively.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes
      Income taxes consist of the following:

	Years Ended July 31,

	2005	2004	2003

	(Dollars in thousands)
Currently payable:
Federal	$10,002	$2,645	$1,556
Foreign	24,286	10,903	10,329
State	1,836	736	1,065

	36,124	14,284	12,950

Deferred provision (credit):
Federal	(1,215)	1,075	(2,004)
Foreign	(855)	3,558	851
State	(583)	539	(762)

	(2,653)	5,172	(1,915)

Total	$33,471	$19,456	$11,035

      Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
      Income before income taxes consists of the following:

	Years Ended July 31,

	2005	2004	2003

	(Dollars in thousands)
Domestic	$36,985	$15,911	$3,371
Foreign	78,433	54,416	29,084

Total	$115,418	$70,327	$32,455

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The approximate tax effects of temporary differences are as follows:

	July 31, 2005

	Assets	Liabilities	Total

	(Dollars in thousands)
Inventories	$3,203		$3,203
Prepaid catalog costs		$(2,130)	(2,130)
Employee benefits	1,675		1,675
Allowance for doubtful accounts	391		391
Other, net	3,016		3,016

Current	8,285	(2,130)	6,155

Depreciation and amortization		(16,873)	(16,873)
Intangibles	23,568		23,568
Capitalized R&D expenditures	3,266		3,266
Deferred compensation	11,205		11,205
Postretirement benefits	7,232		7,232
Currency translation adjustment		(304)	(304)
Tax loss carryforwards	5,038		5,038
Less valuation allowance	(4,877)		(4,877)
Other, net		(545)	(545)

Noncurrent	45,432	(17,722)	27,710

Total	$53,717	$(19,852)	$33,865

	July 31, 2004

	Assets	Liabilities	Total

	(Dollars in thousands)
Inventories	$2,675		$2,675
Prepaid catalog costs		$(1,559)	(1,559)
Employee benefits	2,034		2,034
Allowance for doubtful accounts	490		490
Other, net	2,469		2,469

Current	7,668	(1,559)	6,109

Depreciation and amortization		(11,717)	(11,717)
Intangibles	26,433		26,433
Capital R&D expenditures	3,733		3,733
Deferred compensation	7,214		7,214
Postretirement benefits	6,233		6,233
Currency translation adjustment		(4,432)	(4,432)
Tax loss carryforwards	5,534		5,534
Less valuation allowance	(5,534)		(5,534)
Other, net	1,373		1,373

Noncurrent	44,986	(16,149)	28,837

Total	$52,654	$(17,708)	$34,946

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The valuation allowance decreased $657,000 and $740,000 during the fiscal years ended July 31, 2005 and 2004, respectively and increased $1,627,000 during the fiscal year ended July 31, 2003.
      Tax loss carryforwards are comprised of foreign net operating losses of approximately $10,000,000 of which $9,500,000 never expire. The remaining balance relates to state net operating losses of $31,250,000 and state credits of $1,400,000. The Company expects to utilize all credits, however state net operating losses will begin to expire in the fiscal year ending July 31, 2006.

Rate Reconciliation
      The effective tax rate differed from the statutory federal income tax rate of 35% as described below:

	Years Ended July 31,

	2005	2004	2003

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	0.7%	1.2%	0.6%
International losses with no related tax benefits	0.0%	0.4%	3.1%
International rate differential	(4.1)%	(7.2)%	(3.8)%
Rate variances arising from foreign subsidiary distributions	(1.1)%	1.4%	0.1%
Resolution of prior period tax matters	(0.6)%	(4.2)%	0.0%
Other, net	(0.9)%	1.1%	(1.0)%

Effective tax rate	29.0%	27.7%	34.0%

Unremitted Earnings
      The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at July 31, 2005 amounted to approximately $183,650,000.

5.	Long-Term Obligations
      On March 31, 2004, the Company entered into an unsecured $215,000,000 multicurrency revolving loan agreement with a group of five banks. The $215,000,000 was divided between a 5-year credit facility for $125,000,000 and a 364-day credit facility for $90,000,000. On July 6, 2004, the Company permanently reduced the borrowings on the 364-day facility to $0 and closed the facility. Under the 5-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to have interest rates determined based upon the prime rate at Bank of America plus margin or a LIBOR rate plus margin. A commitment fee is payable on the unused amount of credit. The agreement requires the Company to maintain certain financial covenants. The Company is in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior year, totaling approximately $50 million in 2005. The Company believes that based on its historic dividend practice, this restriction will not impede it from following a similar dividend practice in the future. As of July 31, 2005, there were no outstanding borrowings on the 5-year revolving loan agreement.
      On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% fixed rate unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repaid over 7 years beginning in 2008 with interest payable on the notes semiannually on June 28 and December 28 beginning in December 2004. Interest payments were made on December 28, 2004 and June 28, 2005. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2005, the Company was in compliance with this covenant.
      Long-term obligations consist of the following as of July 31:

	2005	2004

	(In thousands)
Various Bank loans	$30	$51
Fixed Debt	150,000	150,000

	150,030	150,051

Less Current maturities	$(4)	$(32)

	$150,026	$150,019

      The fair value of the Company’s long-term obligations approximates $150,674,000. The fair value of the Company’s long-term obligations is estimated based on quoted market prices for the same or similar issue and on the current rates offered for debt of the same maturities.
      Maturities on long-term debt are as follows:

Years Ending July 31,

(In thousands)
2006	$4
2007	19
2008	21,433
2009	21,432
2010	21,429
Thereafter	85,713

Total	$150,030

      The Company had outstanding letters of credit of $2,114,000 and $2,072,000 at July 31, 2005 and 2004, respectively.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stockholders’ Investment
      Information as to the Company’s capital stock at July 31, 2005 and 2004 is as follows(1):

	July 31, 2005			July 31, 2004

	Shares	Shares		Shares	Shares
	Authorized	Issued	Amount	Authorized	Issued	Amount

			(Dollars in			(Dollars in
			thousands)			thousands)

Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock:
6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	45,792,199	$458	100,000,000	44,690,798	$447
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$493			$482

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.
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
      Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.01665 per share. Thereafter, any further dividend in that fiscal year must be paid on each share of Class A Common Stock and Class B Common Stock on an equal basis.
      Holders of the Class A Common Stock are not entitled to any vote on corporate matters, unless, in each of the three preceding fiscal years, the $.01665 preferential dividend described above has not been paid in full. Holders of the Class A Common Stock are entitled to one vote per share for the entire fiscal year immediately following the third consecutive fiscal year in which the preferential dividend is not paid in full. Holders of Class B Common Stock are entitled to one vote per share for the election of directors and for all other purposes.
      Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Cumulative Preferred Stock, holders of the Class A Common Stock are entitled to receive the sum of $0.835 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $0.835 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.
      The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2003, 2004 and 2005:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total

	(Dollars in thousands)
Balances July 31, 2002	$(248)	$14,332	$(14,332)	$(248)

Sale of shares at cost		(430)	430
Purchase of shares at cost		823	(823)
Issuance of restricted stock	(670)			(670)
Amortization of restricted stock	290			290

Balances July 31, 2003	$(628)	$14,725	$(14,725)	$(628)

Shares at July 31, 2003
Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004		969,058	969,058

Sale of shares at cost		(411)	411
Purchase of shares at cost		880	(880)
Amortization of restricted stock	346			346

Balances July 31, 2004	$(282)	$15,194	$(15,194)	$(282)

Shares at July 31, 2004
Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004		988,534	988,534

Sale of shares at cost		(498)	579	81
Purchase of shares at cost		516	(1,210)	(694)
Amortization of restricted stock	282			282
Other		(437)		(437)

Balances at July 31, 2005	$0	$14,775	$(15,825)	$(1,050)

Shares at July 31, 2005		950,222	997,034

      Prior to 2002, all Brady Corporation deferred compensation was invested in Brady stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to Brady stock. The deferred compensation balance in stockholders’ investment represents the investment at cost of shares held in Brady stock for the deferred compensation plan prior to 2002. The balance of shares held in the Rabbi Trust represents the investment in Brady stock at cost of all Brady stock held in deferred compensation plans.
      The Company’s Employee Monthly Stock Investment Plan (“the Plan”) provides that eligible employees may authorize a fixed dollar amount between $20 and $500 per month to be deducted from their pay. The funds deducted are forwarded to the Plan administrator and are used to purchase Brady stock at the market price. As part of the Plan, Brady pays all brokerage fees for stock purchases and dividend reinvestments.
      The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 3,000,000, 4,250,000, 1,000,000, 1,500,000, and 1,500,000 shares of Class A Nonvoting

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock for issuance under the 1989, 1997, 2001, 2003, and 2004 Plans, respectively, adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.
      Changes in the options are as follows(1):

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price

Balance, July 31, 2002	$ 6.08 - $17.00	4,317,964	13.11

Options granted	13.31 - 16.39	816,600	15.64
Options exercised	6.08 - 16.44	(390,748)	11.93
Options Cancelled	14.16 - 17.00	(48,934)	14.76

Balance, July 31, 2003	$6.08 - $17.00	4,694,882	$13.62

Options granted	17.02 - 20.15	942,000	17.29
Options exercised	6.08 - 16.44	(1,607,058)	12.09
Options Cancelled	14.16 - 17.33	(157,340)	15.97

Balance, July 31, 2004	$ 6.08 - $20.15	3,872,484	$15.05

Options granted	22.63 - 31.54	888,000	27.27
Options exercised	9.59 - 17.33	(1,117,431)	14.08
Options Cancelled	9.59 - 17.33	(113,722)	15.82

Balance, July 31, 2005	$ 9.59 - $31.54	3,529,331	$18.41

Available for grant after July 31, 2005		1,307,334

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.
      There were 1,772,930, 2,142,578 and 3,010,184 options exercisable with a weighted average exercise price of $14.84, $13.94, and $12.79 at July 31, 2005, 2004 and 2003, respectively.
      The following table summarizes information about stock options outstanding at July 31, 2005:

				Options Outstanding and
	Options Outstanding			Exercisable

		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2005	(in years)	Price	2005	Price

Up to $15.49	1,083,234	4.6	13.38	936,567	13.25
$15.50 - $19.99	1,522,097	6.2	16.78	824,363	16.56
$20.00 and up	924,000	9.0	26.99	12,000	20.15

Total	3,529,331	6.4	18.41	1,772,930	14.84

7.	Segment Information
      The Company evaluates short-term regional performance based on segment profit or loss and customer sales. Corporate short-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital (11% in fiscal 2005) as a hurdle rate for capital expenditures, new

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
product development, acquisitions, and long-term lines of business. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
      The Company’s reportable segments are geographical regions that are each managed separately. Due to the change to a regional management structure at the beginning of fiscal 2004, in 2004 the Company restated the corresponding segment information from its previous group-based structure for fiscal 2003. The Company has three reportable segments: Americas, Europe and Asia. Each reportable segment derives its revenue from the same types of products and services.
      Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

					Corporate
					and
	Americas	Europe	Asia	Subtotals	Eliminations	Totals

	(Dollars in thousands)
Year ended July 31, 2005:
Revenues from external customers	$417,780	$274,691	$123,976	$816,447		$816,447
Intersegment revenues	45,284	2,774	4,402	52,460	$(52,460)
Depreciation and amortization expense	17,428	4,140	4,323	25,891	931	26,822
Segment profit (loss)	98,193	79,792	34,228	212,213	(4,845)	207,368
Assets	446,829	171,536	111,048	729,413	120,734	850,147
Expenditures for property, plant and equipment	11,858	1,484	6,050	19,392	2,528	21,920
Year ended July 31, 2004:
Revenues from external customers	$341,975	$248,255	$80,989	$671,219		$671,219
Intersegment revenues	40,764	2,199	4,165	47,128	$(47,128)
Depreciation and amortization expense	14,112	3,686	1,136	18,934	1,256	20,190
Segment profit (loss)	60,132	66,404	22,768	149,304	(4,696)	144,608
Assets	408,558	138,678	37,348	584,584	113,316	697,900
Expenditures for property, plant and equipment	6,679	3,004	3,298	12,981	1,911	14,892
Year ended July 31, 2003:
Revenues from external customers	$298,844	$198,353	$57,669	$554,866		$554,866
Intersegment revenues	33,580	1,995	695	36,270	$(36,270)
Depreciation and amortization expense	10,398	3,280	740	14,418	3,353	17,771
Segment profit (loss)	42,079	47,469	14,142	103,690	(2,812)	100,878
Assets	202,236	112,870	26,627	341,733	109,853	451,586
Expenditures for property, plant and equipment	3,188	2,017	2,663	7,868	6,570	14,438

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended July 31,

	2005	2004	2003

	(Dollars in thousands)
Segment profit reconciliation:
Total profit for reportable segments	$212,213	$149,304	$103,690
Corporate and eliminations	(4,845)	(4,696)	(2,812)
Unallocated amounts:
Administrative costs	(77,836)	(66,114)	(56,365)
Interest (expense) income — net	(7,103)	(552)	717
Foreign exchange	136	(100)	911
Restructuring charge, net	—	(3,181)	(9,589)
Other	(7,147)	(4,334)	(4,097)

Income before income taxes	115,418	70,327	32,455
Income taxes	(33,471)	(19,456)	(11,035)

Net Income	$81,947	$50,871	$21,420

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)
Geographic information:
United States	$411,614	$343,879	$303,849	$321,482	$310,838	$143,342
Other	464,542	379,188	292,800	180,945	97,043	75,401
Eliminations	(59,709)	(51,848)	(41,783)

Consolidated total	$816,447	$671,219	$554,866	$502,427	$407,881	$218,743

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

8.	NET INCOME PER COMMON SHARE
      Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 48,967,160 for 2005, 47,298,454 for 2004 and 46,355,482 for 2003. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Numerator
Net Income	$81,947	$50,871	$21,420
Less: Preferred Stock dividends and Premium on redemption of preferred stock	—	—	(171)

Numerator for basic and diluted Class A net income per share	$81,947	$50,871	$21,249

Less:
Preferential dividends	(751)	(721)	(711)
Preferential dividends on dilutive stock options	(23)	(9)	(7)

Numerator for basic and diluted Class B net income per share	$81,173	$50,141	$20,531

Denominator:
Denominator for basic net income per share for both Class A and B	48,967	47,298	46,356
Plus: Effect of dilutive stock options	847	515	398
Treasury Shares — Deferred Compensation Plan	45	0	0

Denominator for diluted net income per share for both Class A and B	49,859	47,813	46,754

Class A common stock net income per share calculation:
Basic	$1.67	$1.08	$0.46
Diluted	$1.64	$1.07	$0.46
Class B common stock net income per share calculation:
Basic	$1.66	$1.06	$0.45
Diluted	$1.63	$1.05	$0.44

      Options to purchase 38,000, 36,000 and 1,557,368 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2005, 2004 and 2003, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
      In November 2004, the Company announced a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	COMMITMENTS AND CONTINGENCIES
      The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations was $14,020,000, $12,583,000, and $10,800,000 for the years ended July 31, 2005, 2004, and 2003, respectively. Future minimum lease payments required under such leases in effect at July 31, 2005 are as follows, for the years ending July 31:

2006	$12,810,000
2007	7,901,000
2008	5,783,000
2009	5,006,000
2010	4,012,000
Thereafter	8,963,000

$44,475,000

      In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

10.	RESTRUCTURING CHARGES
      During fiscal 2004 and 2003 the Company recorded restructuring charges of $3,181,000 and $10,215,000, respectively. This combined total of $13,396,000 was part of the restructuring program announced in the fourth quarter of fiscal 2003 related primarily to combining sales and marketing resources and consolidating facilities throughout North America and Europe resulting in a workforce reduction of approximately 300 employees. The fiscal 2004 restructuring charges by reportable segment were $1,262,000 in Americas, $1,521,000 in Europe, and $398,000 in Asia.
      The 2004 restructuring charge of $3,181,000 includes a provision for severance of approximately $2,900,000 and write-off of assets and other of $281,000. In 2003 the $10,215,000 charge includes a provision for severance of approximately $8,220,000 and write-off of assets and other of $1,995,000. Total cash expenditures in connection with these actions were approximately $12,000,000, of which approximately $2,300,000 was paid in fiscal 2003 and $8,300,000 was paid in fiscal 2004. The remaining balance was paid in fiscal 2005. The restructuring charge for 2004 was $2,166,000 after tax, or $.05 per diluted Class A Common Share.
      The cost savings resulting from this restructuring began in fiscal 2003 and continued in fiscal 2004 and fiscal 2005. The $10,215,000 charge in fiscal 2003 was partially offset by a credit of $626,000 related to adjustments in lease termination costs associated with the Company’s fiscal 2002 and 2001 restructuring activities. The net restructuring charge in fiscal 2003 was $9,589,000 ($6,329,000 after tax, or $0.13 per diluted Class A Common Share).

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of activity with respect to the Company’s 2003 and 2004 restructuring is as follows:

Beginning balance, April 30, 2003	$0
Restructuring charge	10,215,000
Non-cash asset write-offs	(948,000)
Cash payments	(2,341,000)

Ending balance, July 31, 2003	$6,926,000

Additional charges	3,181,000
Non-cash asset write-offs	(76,000)
Cash payments associated with severance and other	(8,340,000)

Ending balance, July 31, 2004	$1,691,000

Non-cash asset write-offs	(323,000)
Cash payments associated with severance and other	(1,368,000)

Ending balance, July 31, 2005	$0

      The Company recorded a restructuring charge of $3,030,000 in fiscal 2002 related primarily to consolidation of facilities in Asia/ Pacific, United States and Europe and a workforce reduction of approximately three percent. The $3,030,000 charge includes a provision for severance of approximately $1,720,000, a provision for lease cancellation costs associated with the facilities consolidation of $940,000 and write-off or impairment of assets and other of $370,000.
      The workforce reduction of approximately 100 people was essentially completed in July 2002. Total cash expenditures in connection with these actions were approximately $2,400,000 of which approximately $800,000 was paid prior to July 31, 2002. The cost savings resulting from this plan began in fiscal 2003. The $3,030,000 charge in fiscal 2002 was partially offset by a credit of $310,000 related to adjustments in severance costs associated with the Company’s fiscal 2001 restructuring activities. The net restructuring charge in fiscal 2002 was $2,720,000 ($1,782,000 after tax, or $0.04 per diluted Class A Common Share).
      A reconciliation of activity with respect to the Company’s 2002 restructuring is as follows:

Ending balance, July 31, 2002	$2,239,000
Cash payments associated with severance and other	(1,461,000)
Non-cash asset write-offs	(195,000)
Adjustment to lease accrual	(453,000)

Ending balance, July 31, 2003	$130,000

Cash payments associated with severance and other	(130,000)

Ending balance, July 31, 2004	$0

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Unaudited Quarterly Financial Information

	Quarters

	First		Second		Third		Fourth		Total

	(Dollars in thousands, except per share data)
2005
Net Sales	$196,216		$209,766		$200,419		$210,046		$816,447
Gross Margin	104,956		113,868		105,525		108,927		443,276
Operating Income	30,934		35,543		31,793		24,182		122,452
Net Income	20,579		24,956		20,357		16,055		81,947
Net Income Per Class A Common Share:
Basic	0.42	*	0.42		0.51		0.33		1.67
Diluted	0.42	*	0.41		0.50		0.32		1.64
2004
Net Sales	$151,906		$152,948		$180,854		$185,511		$671,219
Gross Margin	78,763		77,874		94,539		94,185		345,361
Operating Income	15,758	*	11,644	*	23,325	*	20,254	*	70,981	*
Net Income	10,353	*	8,033	*	16,399	*	16,086	*	50,871	*
Net Income Per Class A Common Share:*
Basic	0.22		0.17		0.35		0.34		1.08
Diluted	0.22		0.17		0.34		0.33		1.07

*	Earnings per share for the first quarter of fiscal 2005 and all four quarters for fiscal 2004 has been adjusted to reflect the effect of a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

Fiscal 2004 included a net before tax restructuring charge by quarter of $1,753,000, $67,000, $455,000 and $906,000 for a total of $3,181,000. Fiscal 2004 included a net after tax restructuring charge by quarter of $1,166,000, $44,000, $319,000 and $637,000 for a total of $2,166,000.

The fourth quarter of fiscal 2004 includes a tax benefit of $3,000,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures:
      The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a — 15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2005.
Management’s Report on Internal Control Over Financial Reporting:
      The management of Brady Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for the Company; as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
      With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of July 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as of July 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
      Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting:
      There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Brady Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2005 of the Company and our report dated September 29, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Milwaukee, WI
September 29, 2005

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Name	Age	Title

Frank M. Jaehnert	48	President, CEO and Director
David Mathieson	51	V.P., CFO
David R. Hawke	51	Executive Vice President
Michael O. Oliver	52	Sr. V.P., Human Resources
Donald E. Rearic	65	Sr. V.P. — Finance, & Assistant Secretary
Barbara Bolens	44	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	40	V.P. — Brady Asia-Pacific, Global Die Cut
Thomas J. Felmer	43	V.P. — Direct Marketing Americas
Peter C. Sephton	46	V.P. — Brady Europe
Matt O. Williamson	49	V.P. — Brady Americas
Conrad G. Goodkind	61	Secretary
Elizabeth Pungello	38	Director
Peter J. Lettenberger	68	Director
Robert C. Buchanan	65	Director
Roger D. Peirce	68	Director
Richard A. Bemis	64	Director
Dr. Frank W. Harris	63	Director
Gary E. Nei	61	Director
Mary K. Bush	57	Director
Frank R. Jarc	63	Director
      Frank M. Jaehnert — Mr. Jaehnert joined the Company in 1995 as Finance Director of the Identification Solutions & Specialty Tapes Group. He served as Chief Financial Officer from November 1996 to January 2002. He served as Senior Vice President of the Company and President, Identification Solutions and Specialty Tapes Group from January 2002 to March 2003. In February 2003, he was appointed to his current position, effective April 1, 2003. He has served as a Director of the Company since April 2003. Before joining the Company, he held various financial and management positions for Robert Bosch GmbH from 1983 to 1995.
      David R. Hawke — Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director — European Operations. From February 1995 to August 2001, he served as Vice President, Graphics Group. He served as Vice President, Graphics and Workplace Solutions from August 2001 to January 2002. He served as Senior Vice President of the Company and President, Graphics and Workplace Solutions Group from January 2002 to April 2003. In April 2003, he was appointed to his present position.
      David Mathieson — Mr. Mathieson joined Brady in 2001 as European Finance Director, based in the U.K. In August 2003, he was appointed Vice President of Finance for North America, and named Vice President and Chief Financial Officer in December 2003. Prior to joining Brady, he was Vice President and Chief Financial Officer of Honeywell Europe, concluding a 20-year career with Honeywell International, Inc., which included positions in Belgium, Denmark, England and the United States. A native of Scotland, he is a Fellow of the Chartered Management Accountants Institute in the United Kingdom and studied for this qualification at Glasgow College of Commerce and Glasgow Caledonian University.
      Michael O. Oliver — Mr. Oliver joined the Company in February 1997 as Vice President — Human Resources. He was appointed to his present position in January 2002. Before joining the Company, he held various human resource positions for Unilever from 1990 to 1997.

III-1

      Donald E. Rearic — Mr. Rearic joined the Company in 1990. He served in a variety of treasury and finance roles until 2002, when he was appointed to Senior Vice President — Finance. In 2004, he relinquished his position as Treasurer as part of a succession plan. Before joining Brady, he served as V.P., Treasurer and Assistant Secretary at CSC Industries, Inc., Warren, Ohio, the holding company for Copperweld Steel Company.
      Barbara Bolens — Ms. Bolens joined the Company in 1986 and has held a wide variety of positions beginning in customer service and customer service management and progressing through product management and new product development. For the past 10 years, she has been the Assistant Treasurer and has held several other positions in the Corporate Finance Team throughout that time. She was appointed to her present position in November 2004. Ms. Bolens also holds the position of Director of Investor Relations.
      Allan J. Klotsche — Mr. Klotsche joined the Company in 1988. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He was appointed to his current position in April 2003.
      Peter C. Sephton — Mr. Sephton joined the Company in 1997 as Managing Director — Seton-U.K. From 2001 to 2003 he served as managing director for Brady’s Identification Solutions Business in Europe. In April 2003, he was appointed to his current position. Before joining Brady, he served in a variety of international managerial roles with Tate and Lyle Plc, Sutcliffe Speakman Plc and Morgan Crucible Plc. He is a graduate in accountancy and law from The University of Wales (UCC).
      Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994 he served in a variety of sales and marketing leadership roles. In 1995, Mr. Williamson served as the V.P. and General Manager of the Specialty Tape (now Diecut) business. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003 he served as V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed to his current position.
      Thomas J. Felmer — Mr. Felmer joined Brady in 1989 and held several sales and marketing positions until being named vice president and general manager of Brady’s U.S. Signmark Division in 1994. In 1999 Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the combined European Seton and Signmark businesses, which he also held for two years. In 2003 Mr. Felmer returned to Milwaukee where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and due diligence/integration of the EMED acquisition. In June 2004, he was appointed to his current position.
      Conrad G. Goodkind — Mr. Goodkind has served as Secretary of the Company since November 1999. He is a partner of Quarles & Brady LLP, general counsel to the Company. He joined Quarles & Brady in 1979 and has been a member of its Executive Committee since 1983.
      Peter J. Lettenberger — Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is chair of the Company’s Finance Committee, and serves as a member of the Audit and Corporate Governance Committees. He retired as a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1964.
      Robert C. Buchanan — Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company’s Compensation Committee and chairs its Corporate Governance Committee. Mr. Buchanan is Chairman of the Board and CEO of Fox Valley Corporation in Appleton, Wisconsin, having assumed that position in November 1980. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin.
      Roger D. Peirce — Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce is a member of the Compensation, Corporate Governance and Audit Committees of the Company, and chair of the Retirement Committee. Mr. Peirce is a private investor and consultant and is a director of Journal Communications, Inc. and Allete, Inc. He was the secretary/treasurer of The Jor-Mac Company,

III-2

Inc., a metal fabricator in Grafton, Wisconsin, from 1997 through 2002. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants.
      Richard A. Bemis — Mr. Bemis has been a Director of the Company since January 1990 and is a member of its Compensation and Governance Committees. Mr. Bemis is President and CEO of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.
      Frank W. Harris — Dr. Harris has been a Director of the Company since November 1991, a member of its Finance Committee, and chair of the Technology Committee. Dr. Harris is a Distinguished Professor and Director of the Maurice Morton Institute of Polymer Science and Biomedical Engineering at the University of Akron, and has been on its faculty since 1983. He is also President and CEO of Akron Polymer Systems.
      Gary E. Nei — Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company’s Finance Committee and Chair of its Compensation Committee. Mr. Nei is Chairman of Nei-Turner Media, a publishing company in Walworth, Wisconsin. He also serves as Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois and Chairman of Tastings Imports, an importer of fine wines headquartered in Chicago, Illinois.
      Mary K. Bush — Ms. Bush has been a Director of the Company since May 2000. Ms. Bush is a member of the Company’s Finance and Compensation Committees. Ms. Bush has been President of Bush International, LLC, a Washington D.C. firm that advises foreign governments and U.S. companies on international financial markets. Prior to establishing Bush International, Ms. Bush held several positions in financial institutions and has served three Presidents of the United States as Alternate Director of the International Monetary Fund, Managing Director of the Federal Housing Finance Board, a member of the Board of Sally Mae, and a member of the HELP Commission. Ms. Bush also is a member of the boards of directors of Mortgage Guaranty Insurance Corporation and Briggs & Stratton Corporation, a trustee of the Pioneer Funds and a member of the Advisory Boards of Washington Mutual Investors Fund and Stern Stewart.
      Frank R. Jarc — Mr. Jarc was elected to the Board of Directors in May 2000. Mr. Jarc is a consultant specializing in corporate development and international acquisitions. From April 1999 to March 2000 he was Senior Vice President of Corporate Development at Office Depot, an operator of office supply superstores. Between June 1996 and March 1999, he was Executive Vice President and Chief Financial Officer of Viking Office Products, a direct mail marketer of office products. Prior to that, he was Executive Vice President and Chief Financial Officer of R.R. Donnelley and Sons, a global printing company. He is chair of Brady’s Audit Committee and serves on the Technology Committee.
      Elizabeth Pungello — Dr. Pungello is the great-granddaughter of Brady founder William H. Brady, Sr., and a developmental psychologist at the Frank Porter Graham Child Development Institute at the University of North Carolina at Chapel Hill. She was elected to the Board of Directors in November 2003. She is a member of the Company’s Finance, Governance and Technology Committees. She has served as president of the Brady Education Foundation (formerly the W.H. Brady Foundation) since January 2001.
      All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.
      Audit Committee Financial Expert — The Company’s board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Jarc, chair of the audit committee is a financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
      Director Independence — A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his

III-3

or her independence from management and the Company. Based on these guidelines all directors, with the exception of Frank Jaehnert, President and CEO, and Elizabeth Pungello, 50% beneficial owner of the Class B Voting Common Stock, are deemed independent.
      Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2005 there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
      Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Mr. Jarc (Chairman), Mr. Lettenberger and Mr. Peirce. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.
      Code of Ethics — For a number of years, the Company has had a code of ethics for its employees. This code of ethics applies to all of the Company’s employees, officers and Directors. The code of ethics can be viewed at the Company’s corporate website, www.bradycorp.com, or may be obtained in print by any shareholder by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.
      Corporate Governance Guidelines — Brady’s Corporate Governance Principles as well as the charters for the Audit Committee, Corporate Governance Committee, and Compensation Committee, are available on the Company’s Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
      Certifications — We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. Additionally, on November 23, 2004, the Company filed with the New York Stock Exchange (“NYSE”) an annual certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a).
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except with respect to the following:

1.	On December 13, 2004, Ms. Bolens was granted the right and option to purchase 1,000 shares of the presently authorized Class A Common Stock of the Corporation, $.01 par value, at the price of $30.90 per share, as adjusted for the two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004. This transaction was reported on a Form 4 filed December 22, 2004.

III-4

2.	In March 2005, a trust of which Elizabeth Pungello is the beneficiary sold 124,200 shares of Class A Common Stock. The individual stock prices and dates are shown in the table below. These transactions were reported on a Form 4 filed March 30, 2005.

	Number
Date of Sale	of Shares	Sale Price

March 21, 2005	22,000	$32.4317
March 22, 2005	10,200	$33.1455
March 18, 2005	10,500	$32.9389
March 17, 2005	21,900	$33.4420
March 16, 2005	8,500	$32.4151
March 15, 2005	13,600	$33.0849
March 14, 2005	15,300	$34.0028
March 11, 2005	11,000	$33.7194
March 10, 2005	11,200	$33.9012

3.	On December 29, 2004, Mr. Sephton acquired 200 shares of Class A Common Stock of the Corporation for $30.36 per share. This transaction was reported on a Form 4 filed September 22, 2005.

Item 11.	Executive Compensation
      The following table summarizes the compensation paid or accrued by the Company during the three years ended July 31, 2005, to those persons who, as of the end of fiscal 2005, were the Named Executive Officers.
SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards

				Other	Restricted
				Annual	Stock		All Other
	Fiscal	Salary	Bonus	Comp	Awards	Options/SAR	Comp
Name And Principal Position	Year	($)	($)(1)	($)(2)	($)(4)	(# Of Shares)(5)	($)(3)

F.M. Jaehnert	2005	493,269	734,902	—	—	120,000	107,632
President &	2004	468,270	796,800	—	—	72,000	37,529
Chief Executive Officer	2003	345,769	—	—	—	230,000	32,371
D.R. Hawke	2005	362,304	363,714	—	—	30,000	65,080
Executive Vice President	2004	350,000	317,100	—	—	130,000	31,759
	2003	315,673	83,170	—	334,700	30,000	28,744
P.C. Sephton	2005	290,714	281,633	—	—	60,000	49,584
Vice President — Brady Europe	2004	257,279	240,330	—	—	44,000	41,165
	2003	204,212	31,536	—	—	10,000	31,645
D. Mathieson	2005	244,616	248,285	—	—	60,000	33,712
Vice President & Chief Financial	2004	200,277	178,148	—	—	44,000	85,390
Officer	2003	196,736	24,843	—	—	9,000	37,131
M. O. Williamson	2005	237,308	237,545	—	—	60,000	35,050
Vice President — Brady Americas	2004	228,626	194,236	—	—	44,000	21,778
	2003	202,523	43,684	—	—	10,000	18,072

(1)	Reflects bonus earned during the listed fiscal year, which was paid during the next fiscal year.

(2)	Unless otherwise noted, any perquisites or other personal benefits received from the Company by any of the named executives were less than the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(3)	All other compensation for fiscal 2005 for Messrs. Jaehnert, Hawke, Mathieson and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $102,706, $61,506, $32,944,

III-5

and $34,314, respectively and (ii) the cost of group term life insurance for each named executive officer of $4,926, $3,574, $768 and $736, respectively.

All other compensation for fiscal 2005 for Mr. Sephton includes: (i) matching contributions for the Brady U.K. Pension Plan of $46,514 and (ii) the cost of group term life insurance of $3,070.

All other compensation for fiscal 2004 for Messrs. Jaehnert, Hawke, Mathieson and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $34,191, $27,462, $13,298 and $21,082 respectively and (ii) the cost of group term life insurance for each named executive officer of $3,338, $4,297, $509 and $696 respectively and (iii) costs related to relocation for Mr. Mathieson of $71,583.

All other compensation for fiscal 2004 for Mr. Sephton includes matching contributions for the Brady U.K. Pension Plan of $41,165.

All other compensation for fiscal 2003 for Messrs. Jaehnert, Hawke, Mathieson, and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $29,329, $24,485, $36,522 and $17,342 respectively and (ii) the cost of group term life insurance for each named executive officer of $3,042, $4,259, $609 and $730 respectively.

All other compensation for fiscal 2003 for Mr. Sephton includes matching contributions for the Brady U.K. Pension Plan of $31,645.

(4)	In June 2003, the Company granted restricted stock awards to certain key executives. Mr. Hawke was awarded 20,000 shares of authorized, but unissued Class A Common Stock (adjusted for the two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004), which shares he continued to hold as of July 31, 2005. The value of the grants stated in the table is based on the closing price on the date of grant. Using the closing price of $34.20 per share for the Company’s Class A Common Stock on July 29, 2005, the holdings of Mr. Hawke were valued at $684,000. The restricted stock award granted to Mr. Hawke vested 100% on June 18, 2005. Dividends are paid on restricted stock.

(5)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

Stock Options
      The following tables summarize option grants and exercises during fiscal 2005 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2005. Stock Appreciation Rights are not available under any of the Company’s plans.
Option Grants in Fiscal 2005
Individual Grants

		# of Securities	% of Total
		Underlying	Options
		Options	Granted to	Exercise
		Granted	Employees in	Price
Name	Grant Date	(#)(1)	Fiscal 2005	($/Share)(2)	Expiration Date

F.M. Jaehnert	Aug. 2, 2004	60,000	7.2%	22.6325	Aug. 2, 2009
	Nov. 18, 2004	60,000	7.2%	28.8425	Nov. 18, 2014
D.R. Hawke	Nov. 18, 2004	30,000	3.6%	28.8425	Nov. 18, 2014
D. Mathieson	Aug. 2, 2004	30,000	3.6%	22.6325	Aug. 2, 2009
	Nov. 18, 2004	30,000	3.6%	28.8425	Nov. 18, 2014
P.C. Sephton	Aug. 2, 2004	30,000	3.6%	22.6325	Aug. 2, 2009
	Nov. 18, 2004	30,000	3.6%	28.8425	Nov. 18, 2014
M.O. Williamson	Aug. 2, 2004	30,000	3.6%	22.6325	Aug. 2, 2009
	Nov. 18, 2004	30,000	3.6%	28.8425	Nov. 18, 2014

III-6

	Potential Realizable Value
	at Assumed Rates of
	Stock Price Appreciation(3)

Name	0%($)	5%($)(6)	10%($)(6)

F.M. Jaehnert	0	1,463,510	3,587,093
D.R. Hawke	0	544,167	1,379,026
D. Mathieson	0	731,755	1,793,547
P.C. Sephton	0	731,755	1,793,547
M. O. Williamson	0	731,755	1,793,547
All Stockholders’ Gains (increase in market value of Brady Corporation Common Stock at assumed rates of stock price appreciation)(4)(6)		579,161,303	1,425,773,118
All Optionees’ Gains (as a percent of all shareholders’ gains)(5)(6)		2.17%	2.20%

(1)	The options granted August 2, 2004 equally vest upon meeting certain financial goals in fiscal 2005, 2006 and 2007. The financial goals in 2005 have been met and one-third of the options have vested. The options have a term of five years.

The options granted November 18, 2004, become exercisable as follows: one-third of the shares on November 18, 2005, one-third of the shares on November 18, 2006 and one-third of the shares on November 18, 2007. These options have a term of ten years.

Option grants have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	The exercise price is the average of the highest and lowest sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant, adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(3)	For options with a ten-year life, represents total potential appreciation of approximately 0%, 63% and 159% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for ten years.

For options with a five-year life, represents total potential appreciation of approximately 0%, 28% and 61% for assumed annual rates of appreciation of 0%, 5% and 10%, respectively, compounded annually for five years.

(4)	Calculated from the $22.6325 exercise price applicable to the options granted on August 2, 2004 and the $28.8425 exercise price applicable to the options granted on November 18, 2004 based on the fiscal 2005 average of Class A Common Stock outstanding of 45,473,676. Average shares outstanding have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(5)	Represents potential realizable value for all options granted in fiscal 2005 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6)	The Company disavows the ability of any valuation model to predict or estimate the Company’s future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock’s future price movement that the Company is unable to predict.

III-7

AGGREGATED OPTION EXERCISES IN FISCAL 2005
AND VALUE OF OPTIONS AT END OF FISCAL 2005

			Number of Securities Underlying
			Unexercised Options at
	Shares		July 31, 2005(2)
	Acquired on	Value
Name	Exercise(#)(2)	Realized($)	Exercisable(#)	Unexercisable(#)

F.M. Jaehnert	49,000	930,745	257,200	378,000
D.R. Hawke	200,000	2,862,606	181,133	126,667
D. Mathieson	0	0	23,267	92,333
P.C. Sephton	0	0	52,333	92,667
M.O. Williamson	0	0	47,333	92,667

	Value of Unexercised In-the-Money
	Options at July 31, 2005(1)

Name	Exercisable($)	Unexercisable($)

F.M. Jaehnert	5,564,918	6,181,625
D.R. Hawke	3,475,505	1,820,100
D. Mathieson	367,855	998,508
P.C. Sephton	970,160	1,068,375
M.O. Williamson	848,825	1,068,375

(1)	Represents the closing price for the Company’s Class A Common Stock on July 29, 2005, of $34.20 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

(2)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

III-8

Common Stock Price Performance Graph
      The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2000, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s Small Cap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P Smallcap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/00 in stock or index-including reinvestment of dividends. Fiscal year ended July 31.
Copyright © 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/ S&P.htm
Compensation of Directors
      Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Effective August 1, 2003, directors who were not also employees of the Company received an annual retainer of $25,000 plus $1,500 for each committee they chaired ($5,500 for the audit committee chair) and $1,250 plus expenses for each meeting of the Board or any committee thereof, which they attended and were a member or $750 for single issue telephonic committee meetings of the Board. Directors also received $750 for each meeting they attended of any committee for which they were not a member.
      Effective August 1, 2004, directors who are not also employees of the Company receive an annual retainer of $30,000 plus $5,000 for each committee they chair ($9,000 for the audit committee chair). The per meeting attendance fees remain the same.
Termination of Employment and Change in Control Arrangements
      On November 18, 2004, the Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company as follows: David Mathieson, Peter Sephton, and Matthew Williamson. The agreements call for payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the two years immediately prior to the date the Change of Control occurs in the event of termination or resignation upon a change of control. The agreements

III-9

also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.
      In May 2003, the Board approved a Change in Control Agreement for Mr. Jaehnert. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreement also calls for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over three years.
      In January 2001, the Board approved new Change in Control Agreements for certain of its executive officers, including Messrs. Hawke and Oliver. The agreements call for payment of an amount equal to two times their annual salary and bonus in the event of termination or resignation upon a change in control with payments spread over two years. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreements.
Restricted Stock
      In June 2003, the Company granted restricted stock awards to certain key executives. Mr. Hawke and Mr. Oliver were awarded 10,000 (20,000 subsequent to a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004) shares each of authorized, but unissued Class A Common Stock. These restricted stock awards were fully vested on June 18, 2005.
Compensation Committee Interlocks and Insider Participation
      During fiscal 2005, the Board’s Compensation Committee was composed of Messrs. Bemis, Buchanan, Nei and Peirce and Ms. Bush. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Funded Retirement and 401(k) Plans
      Substantially all Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”) and the Brady Corporation Matched 401(k) Plan (the “employee 401(k) Plan”). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the employee 401(k) Plan and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 21% of their eligible earnings contributed to the employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in several investment funds as permitted by the employee 401(k) Plan and Funded Retirement Plan. The annual contributions and forfeitures allocated to any participant under all defined contribution plans may not exceed $32,400.
      Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may be withdrawn from the employee 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the employee 401(k) Plan allows loans to be drawn on a participant’s account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a three-year period of continuous service for the employee 401(k) Plan and after five years of continuous service for the Funded Retirement Plan.

III-10

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
      At least one year prior to termination of employment, the Executive shall elect whether to receive his Account balance following termination of employment in a single lump sum in cash or by means of cash distribution under an Annual Installment Method. If the Executive does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Trust reduced by each payment.
Compensation Committee Report on Executive Compensation
      The Company’s Compensation Committee (the “Committee”) is composed entirely of outside directors and is responsible for considering and approving compensation arrangements for senior management of the Company, including the Company’s executive officers and the chief executive officer. It is the philosophy of the Committee to establish a total executive compensation program which is competitive with a broad range of companies that it considers to be of comparable size and complexity.
      The primary components of the Company’s executive compensation program are (i) base salary, (ii) annual cash incentive plan and (iii) long-term incentive compensation in the form of stock options and/or restricted stock. These are designed to align shareholder and management interests, to balance the achievement of annual performance targets with actions that focus on the long-term success of the Company, and to attract, motivate and retain key executives who are important to the continued success of the Company. The base salary compensation and the annual cash incentive compensation plan are reviewed and approved by the Compensation Committee.
      The Committee believes that:

•	The Company’s pay levels are appropriately targeted to attract and retain key executives;

•	The Company’s incentive plan provides strong incentives for management to increase shareholder value; and

•	The Company’s total executive compensation program is a cost-effective strategy to increase shareholder value.
      In December 2003 the Committee established stock ownership guidelines for executives. The guidelines allow executives up to five years to achieve the required stock ownership levels.

Base Salary
      Consistent with the Committee’s philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the median base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2005, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company’s objectives. Specific increases reflect the Committee’s subjective evaluation of individual performance.

Annual Bonus Plan
      The annual cash incentive compensation plan (the “Bonus Plan”) provides for the annual payment of cash bonuses. When viewed together with the Company’s base salary, the purpose of the Bonus Plan is to

III-11

provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 80% objective. It stresses maximization of Company profitability and revenue growth.

Stock Options
      In November 2004, the holders of the Corporation’s Class B Common Stock of Brady Corporation approved the Brady Corporation 2004 Omnibus Incentive Stock Plan under which 1,500,000 shares of Class A Common Stock were available for grant. In July 2003, the Company’s Class B Voting Common shareholders approved the Brady Corporation 2003 Omnibus Incentive Stock Plan under which 1,500,000 shares of Class A Common Stock were available for grant. In October 2001, the Company approved the Brady Corporation 2001 Omnibus Incentive Stock Plan under which 1,000,000 shares of Class A Common Stock were available for grant. In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the “Option Plans”) under which 4,000,000 shares and 250,000 shares, respectively, of Class A Common Stock were available for grant. In 1989 the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the “Option Plan”) under which 3,000,000 shares of Class A Common Stock were available for grant. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company’s future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. In August 2003, 2004, and 2005, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years. All grants under the Option Plans are at market price on the date of the grant.

Compliance with Tax Regulations Regarding Executive Compensation
      Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation’s chief executive officer and the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company’s executive compensation program, as currently constructed, is not likely to generate nondeductible compensation in excess of these limits. The Compensation Committee will continue to review these tax regulations as they apply to the Company’s executive compensation program. It is the Compensation Committee’s intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Compensation of the Chief Executive Officer
      Mr. Jaehnert received $493,269 in base salary in fiscal 2005, an increase of 5.3% from the prior year’s base salary. Based on the terms of the Company’s objective Bonus Plan, discussed above, Mr. Jaehnert earned a bonus attributable to fiscal 2005 of $734,902. In 2004, Mr. Jaehnert earned a bonus of $700,000. In 2003, Mr. Jaehnert voluntarily elected to waive his right to his bonus, deferring the entire amount to be paid together with any bonus earned in fiscal 2004, dependent upon certain financial performance in fiscal 2004. Consequently, he was paid a bonus of $96,800 in fiscal 2004 attributable to this deferral. Mr. Jaehnert’s compensation reflects:
      (i) continued strong performance as compared to its peers with respect to sales, profits and stock price performance;
      (ii) continued efforts to focus the Company’s resources on sustainable value-enhancing long-term growth, which includes acquisitions and new product developments; and
      (iii) continued involvement in management team development and succession planning.

III-12

      During fiscal 2005, Mr. Jaehnert was awarded options to purchase 120,000 shares of Class A Common Stock.
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

Gary E. Nei, Chairman
Richard A. Bemis
Robert C. Buchanan
Mary K. Bush
Roger D. Peirce

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners
      The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2005. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

		Amount of
		Beneficial	Percent of
Title of Class	Name and Address of Beneficial Owner	Ownership	Ownership(2)

Class B Common Stock	Brady Corporation Class B Common Stock Trust(1)	1,769,304	50%
	c/o Elizabeth P. Pungello 2002 S. Hawick Ct. Chapel Hill, NC 27516
	William H. Brady III Revocable Trust of 2003(3)	1,769,304	50%
	c/o William H. Brady III 249 Rosemont Ave. Pasadena, CA 91103

(1)	The trustee is Elizabeth P. Pungello, who has sole voting and dispositive power and who is the remainder beneficiary. Elizabeth Pungello is the great-granddaughter of William H. Brady and currently serves on the Company’s Board of Directors.

(2)	An additional 20 shares are owned by a third trust with different trustees.

(3)	William H. Brady III is special trustee of this trust and has sole voting and dispositive powers with respect to these shares. William H. Brady III is the grandson of William H. Brady.

(b)	Security Ownership of Management
      The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of August 15, 2005. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

III-13

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(7)	Ownership

Class A Common Stock	Elizabeth P. Pungello(1)	2,680,223	5.9%
	Frank M. Jaehnert(2)	285,699	.6
	David R. Hawke	243,443	.5
	Peter C. Sephton	72,532	.2
	Matthew O. Williamson	67,332	.2
	Conrad G. Goodkind	41,860	.1
	Richard A. Bemis	39,000	.1
	David Mathieson	36,747	.1
	Roger D. Peirce(3)	27,000	.1
	Gary E. Nei(5)	25,000	.1
	Peter J. Lettenberger	24,386	.1
	Frank W. Harris	16,066	*
	Frank R. Jarc	15,000	*
	Mary K. Bush	15,000	*
	Robert C. Buchanan(4)	5,867	*
	All Officers and Directors as a Group (20 persons)(6)	3,875,627	8.5%
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)	Represents 2,678,223 shares owned by trusts which Ms. Pungello is a trustee and has either sole or joint dispositive and voting authority and holds vested options to acquire an additional 2,000 shares of Class A Common Stock. In addition, Ms. Pungello is the beneficiary of an unrelated trust owning 556,479 shares, as to which she does not have voting or dispositive authority.

(2)	Mr. Jaehnert owns 2,000 shares of Class A Common Stock directly and 1,034 shares in his 401(k) Plan, and holds vested options to acquire an additional 277,200 shares of Class A Common Stock. Mr. Jaehnert’s spouse owns 5,465 shares of Class A Common Stock directly.

(3)	Mr. Peirce owns 3,000 shares of Class A Common Stock directly, 3,000 shares through his Keogh plan and holds vested options to acquire an additional 21,000 shares of Class A Common Stock.

(4)	Mr. Buchanan owns 1,200 shares of Class A Common Stock directly, 3,000 additional shares through his Keogh plan and holds vested options to acquire an additional 1,667 shares of Class A Common Stock.

(5)	Mr. Nei owns 4,000 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse) and holds vested options to acquire an additional 21,000 shares of Class A Common Stock.

(6)	The amount shown for all officers and directors as a group (20 persons) includes options to acquire a total of 1,063,988 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of August 15, 2005. It does not include other options for Class A Common Stock, which have been granted at later dates.

(7)	In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 529,535 shares of the Company’s Class A Common Stock in its deferred compensation plans.

(c)	Changes in Control
      No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

III-14

(d)	Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,529,331	$18.41	1,307,334
Equity compensation plans not approved by security holders	None	None	None

Total	3,529,331	$18.41	1,307,334

      The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 3,000,000, 4,250,000, 1,000,000, 1,500,000 and 1,500,000 shares of Class A Nonvoting Common Stock for issuance under the 1989, 1997, 2001, 2003, and 2004 Plans, respectively, adjusted for the two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, 2004, and 2005, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. These options have a maximum term of five years. All grants under the Option Plans are at market price on the date of the grant.

Item 13.	Certain Relationships and Related Transactions
      Peter J. Lettenberger serves as a Director of the Company; he recently retired as a partner of Quarles & Brady LLP, general counsel to the Company. Conrad G. Goodkind serves as Secretary to the Company. He is currently a partner of Quarles & Brady LLP, general counsel to the Company.

Item 14.	Principal Accounting Fees and Services
      The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2005 and 2004. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2005 and 2004.

	2005	2004

Audit and audit-related
Audit fees(1)	$1,613,000	$607,000
Audit-related fees(2)	63,000	275,000
Tax fees — compliance	518,000	605,000

Subtotal audit and audit-related fees	2,194,000	1,487,000
Non-audit related
Tax fees — planning and advice	998,000	512,000
Other fees(3)	63,000	55,000

Subtotal non-audit related fees	1,061,000	567,000

Total fees	$3,255,000	$2,054,000

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

III-15

(2)	Audit related fees include fees related to due diligence, compliance with the Sarbanes-Oxley Act and employee benefit plan audits.

(3)	All other fees include fees related to expatriate activities.

	2005	2004

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.5 to 1	.4 to 1
      Pre-Approval Policy — The services performed by the Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2004 and 2005 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

III-16

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Item 15 (a) — The following documents are filed as part of this report:

1) & 2)	Consolidated Financial Statement Schedule —

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3)	Exhibits — See Exhibit Index at page IV-2 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Brady Corporation(1)
3.2		By-laws of Brady Corporation, as amended(2)
*10	.1	Form of Brady Corporation (2004) Change of Control Agreement entered into with Thomas Felmer, Allan Klotsche, David Mathieson, Peter Sephton, and Matthew Williamson(17)
*10	.2	Brady Corporation BradyGold Plan, as amended(2)
*10	.3	Executive Additional Compensation Plan, as amended(2)
*10	.4	Form of Executive’s Deferred Compensation Agreement, as amended(11)
*10	.5	Forms of Director’s Deferred Compensation Agreement, as amended(11)
*10	.6	Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
*10	.7	Brady Corporation 2004 Omnibus Incentive Stock Plan(17)
*10	.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended
10.9		Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10	.10	Supplemental Executive Retirement Plan between Brady Corporation and Katherine M. Hudson(5)
*10	.11	Supplemental Executive Retirement Plan between Brady Corporation and Donald E. Rearic(16)
*10	.12	Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
*10	.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors(7)
*10	.17	Change of Control Agreement dated January 5, 2001, between Brady Corporation and David R. Hawke(10)
*10	.18	Change of Control Agreement dated May 13, 1997, between Brady Corporation and Donald E. Rearic(16)
*10	.23	Restricted Stock Agreement dated August 1, 1997, between Brady Corporation and David R. Hawke(8)
*10	.24	Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert(14)
*10	.25	Brady Corporation Restoration Plan dated January 1, 2000(9)
*10	.26	Brady Corporation 2001 Omnibus Incentive Stock Plan(11)
10.27		Revolving Credit Facility Credit Agreement(12)
*10	.28	Change of Control Agreement dated January 5, 2001, between Brady Corporation and Michael O. Oliver(13)
*10	.29	Brady Corporation 2003 Omnibus Incentive Stock Plan(16)
*10	.30	Restricted Stock Agreement dated June 18, 2003, between Brady Corporation and David R. Hawke(16)
*10	.31	Restricted Stock Agreement dated June 18, 2003, between Brady Corporation and Michael O. Oliver(16)
*10	.34	Brady Note Purchase Agreement dated June 28, 2004(15)
21		Subsidiaries of Brady Corporation
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of David Mathieson

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989

(4)	Incorporated by reference to Registrant’s Annual Report on form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1994

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1995

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(15)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 24, 2004.

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,

Description	2005	2004	2003

	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply —
Accounts receivable — allowance for losses:
Balances at beginning of period	$3,869	$3,166	$3,206
Additions — Charged to expense	1,216	1,450	1,523
Due to acquired businesses	111	295	167
Deductions — Bad debts written off, net of recoveries	(1,470)	(1,042)	(1,730)

Balances at end of period	$3,726	$3,869	$3,166

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$7,434	$6,715	$4,957
Additions — Charged to expense	298	369	1,593
Due to acquired businesses	841	350	165

Balances at end of period	$8,573	$7,434	$6,715

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this third day of October 2005.

Brady Corporation

By	/s/ David Mathieson

David Mathieson
Vice President & Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. M. Jaehnert F. M. Jaehnert	President and Director (Principal Executive Officer)	October 3, 2005

/s/ P. J. Lettenberger P. J. Lettenberger	Director	October 3, 2005

/s/ R. A. Bemis R. A. Bemis	Director	October 3, 2005

/s/ F. W. Harris F. W. Harris	Director	October 3, 2005

/s/ R. C. Buchanan R. C. Buchanan	Director	October 3, 2005

/s/ R. D. Peirce R. D. Peirce	Director	October 3, 2005

/s/ G. E. Nei G. E. Nei	Director	October 3, 2005

/s/ M. K. Bush M. K. Bush	Director	October 3, 2005

/s/ F. R. Jarc F. R. Jarc	Director	October 3, 2005

/s/ E. P. Pungello E. P. Pungello	Director	October 3, 2005