Form 10-Q
period 2005-10-31
BRADY CORP
filed 2005-12-08
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission File Number 1-14959

                                BRADY CORPORATION
             (Exact name of registrant as specified in its charter)

           WISCONSIN                                              39-0178960
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of December 1, 2005, there were outstanding 45,642,813 shares of Class A Common Stock and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I. Financial Information

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets                             3

            Condensed Consolidated Statements of Income                       4

            Condensed Consolidated Statements of Cash Flows                   5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       21

   Item 4.  Controls and Procedures                                          21

PART II. Other Information

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      22

   Item 6.  Exhibits                                                         22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                                    (UNAUDITED)
                                                                               --------------------------------
                                                                               OCTOBER 31, 2005   JULY 31, 2005
                                                                               ----------------   -------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 53,128         $ 72,970
   Short term investments                                                                --            7,100
   Accounts receivable, less allowance for losses ($3,875 and $3,726,
      respectively)                                                                 136,490          123,453
   Inventories:
      Finished products                                                              42,743           38,827
      Work-in-process                                                                11,487            9,681
      Raw materials and supplies                                                     27,254           22,227
                                                                                   --------         --------
         Total inventories                                                           81,484           70,735
   Prepaid expenses and other current assets                                         28,014           28,114
                                                                                   --------         --------
      TOTAL CURRENT ASSETS                                                          299,116          302,372
OTHER ASSETS:
   Goodwill                                                                         345,244          332,369
   Other intangible assets                                                           74,328           71,647
   Deferred Income Taxes                                                             38,585           39,043
   Other                                                                              7,459            6,305
                                                                                   --------         --------
      TOTAL OTHER ASSETS                                                            465,616          449,364
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
      Land                                                                            6,494            6,388
      Buildings and improvements                                                     65,589           65,007
      Machinery and equipment                                                       161,115          157,093
      Construction in progress                                                       12,493            6,510
                                                                                   --------         --------
                                                                                    245,691          234,998
   Less accumulated depreciation                                                    142,085          136,587
                                                                                   --------         --------
      NET PROPERTY, PLANT AND EQUIPMENT                                             103,606           98,411
                                                                                   --------         --------
TOTAL                                                                              $868,338         $850,147
                                                                                   ========         ========
                  LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                                                $ 50,546         $ 52,696
   Wages and amounts withheld from employees                                         29,408           49,620
   Taxes, other than income taxes                                                     6,401            4,815
   Accrued income taxes                                                              30,392           24,028
   Other current liabilities                                                         34,071           29,649
   Short-term borrowings and current maturities on long-term debt                        --                4
                                                                                   --------         --------
      TOTAL CURRENT LIABILITIES                                                     150,818          160,812
LONG-TERM DEBT, LESS CURRENT MATURITIES                                             161,023          150,026
OTHER LIABILITIES                                                                    44,706           42,035
                                                                                   --------         --------
      TOTAL LIABILITIES                                                             356,547          352,873
STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock - Issued 45,881,743 and 45,877,543 shares, respectively and outstanding 45,519,065 and 45,792,199 shares,
      respectively                                                                      459              458
   Class B voting common stock - Issued and outstanding 3,538,628 shares                 35               35
   Additional paid-in capital                                                       100,048           99,029
   Income retained in the business                                                  406,739          382,880
   Treasury stock - 362,678 and 85,344 shares, respectively of Class A
      nonvoting common stock, at cost                                               (10,025)          (1,575)
   Accumulated other comprehensive income                                            16,273           17,497
   Other                                                                             (1,738)          (1,050)
                                                                                   --------         --------
      TOTAL STOCKHOLDERS' INVESTMENT                                                511,791          497,274
                                                                                   --------         --------
TOTAL                                                                              $868,338         $850,147
                                                                                   ========         ========

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                    (Unaudited)
                                          Three Months Ended October 31,
                                         --------------------------------
                                                               Percentage
                                           2005       2004       Change
                                         --------   --------   ----------
Net sales                                $232,635   $200,419      16.1%
Cost of products sold                     108,644     94,894      14.5%
                                         --------   --------
   Gross margin                           123,991    105,525      17.5%
Operating expenses:
   Research and development                 6,534      5,704      14.6%
   Selling, general and administrative     73,328     68,028       7.8%
                                         --------   --------
Total operating expenses                   79,862     73,732       8.3%
Operating income                           44,129     31,793      38.8%
Other income and (expense):
   Investment and other income - net          392        283      38.5%
   Interest expense                        (1,989)    (2,139)     -7.0%
                                         --------   --------
Income before income taxes                 42,532     29,937      42.1%
Income taxes                               12,334      9,580      28.7%
                                         --------   --------
Net income                               $ 30,198   $ 20,357      48.3%
                                         ========   ========
Per Class A Nonvoting Common Share(1):
   Basic net income                      $   0.61   $   0.42      45.2%
   Diluted net income                    $   0.60   $   0.41      46.3%
   Dividends                             $   0.13   $   0.11      18.2%
Per Class B Voting Common Share(1):
   Basic net income                      $   0.60   $   0.40      50.0%
   Diluted net income                    $   0.59   $   0.40      47.5%
   Dividends                             $   0.11   $   0.09      22.2%
Weighted average common shares
   outstanding (In Thousands)(1):
   Basic                                   49,250     48,475
   Diluted                                 50,206     49,158

(1) Adjusted 2004 for two-for-one stock split in the form of a 100% dividend, effective December 31, 2004.

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                                                   (Unaudited)
                                                                                                Three Months Ended
                                                                                                   October 31,
                                                                                               -------------------
                                                                                                 2005       2004
                                                                                               --------   --------
Operating activities:
   Net income                                                                                  $ 30,198   $ 20,357
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               7,360      6,775
      Income tax benefit from the exercise of stock options                                          --      2,184
      Deferred income taxes                                                                         187        (68)
      Loss on sale or disposal of property, plant & equipment                                        33        158
      Provision for losses on accounts receivable                                                   366        381
      Non-cash portion of stock-based compensation expense                                          924      1,193
      Changes in operating assets and liabilities (net of effects of business acquisitions):
         Accounts receivable                                                                    (10,391)    (5,151)
         Inventories                                                                             (8,613)    (3,536)
         Prepaid expenses and other assets                                                          468      2,644
         Accounts payable and accrued expenses                                                  (20,465)   (16,725)
         Income taxes                                                                             5,999      7,111
         Other liabilities                                                                        1,990      1,001
                                                                                               --------   --------
            Net cash provided by operating activities                                             8,056     16,324

Investing activities:
   Acquisition of businesses, net of cash acquired                                              (20,217)   (34,394)
   Purchases of short-term investments                                                           (3,800)    (8,700)
   Sales of short-term investments                                                               10,900      7,100
   Purchases of property, plant and equipment                                                    (8,537)    (2,819)
   Proceeds from sale of property, plant and equipment                                               21        298
   Other                                                                                         (1,126)      (407)
                                                                                               --------   --------
         Net cash used in investing activities                                                  (22,759)   (38,922)

Financing activities:
   Payment of dividends                                                                          (5,938)    (5,178)
   Proceeds from issuance of common stock                                                           374      5,643
   Principal payments on debt                                                                      (885)       (30)
   Net proceeds from revolving loan agreement                                                    11,000         --
   Purchase of treasury stock                                                                    (9,416)        --
                                                                                               --------   --------
         Net cash (used in) provided by financing activities                                     (4,865)       435

Effect of exchange rate changes on cash                                                            (274)       141
                                                                                               --------   --------
Net decrease in cash and cash equivalents                                                       (19,842)   (22,022)
Cash and cash equivalents, beginning of period                                                   72,970     68,788
                                                                                               --------   --------
Cash and cash equivalents, end of period                                                       $ 53,128   $ 46,766
                                                                                               ========   ========
Supplemental disclosures:
   Cash paid during the period for:
      Interest, net of capitalized interest                                                    $    (43)  $     78
      Income taxes, net of refunds                                                                4,956        489
Acquisitions:
   Fair value of assets acquired, net of cash                                                  $ 12,300   $ 30,337
   Liabilities assumed                                                                           (6,390)   (17,019)
   Goodwill                                                                                      14,307     21,076
                                                                                               --------   --------
      Net cash paid for acquisitions                                                           $ 20,217   $ 34,394
                                                                                               ========   ========

See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended October 31, 2005
                                   (Unaudited)

NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company" or "Brady") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 2005 and July 3l, 2005, and its results of operations and cash flows for the three months ended October 31, 2005 and 2004. The condensed consolidated balance sheet as of July 31, 2005 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the year ended July 31, 2005.

     Reclassifications - Certain prior period amounts have been reclassified to conform with the current period presentation.

NOTE B - Goodwill and Intangible Assets

     Changes in the carrying amount of goodwill for the quarter ended October 31, 2005, are as follows (in thousands):

                                         Americas    Europe     Asia      Total
                                         --------   -------   -------   --------
Balance as of July 31, 2005              $226,843   $73,544   $31,982   $332,369
   Goodwill acquired during the period      6,090     5,561     2,656     14,307
   Translation adjustments and other          257      (530)   (1,159)    (1,432)
                                         --------   -------   -------   --------
Balance as of October 31, 2005           $233,190   $78,575   $33,479   $345,244
                                         ========   =======   =======   ========

      Goodwill increased by $12,875,000 during the three months ended October 31, 2005, net of a decrease of $1,432,000 attributable to translation adjustments, and without adjustment to the preliminary allocation of the purchase price of Technology Print Supplies Ltd. and its associate, Technology Supply Media Co., Ltd. in Thailand, which was acquired on July 29, 2005. The increase in goodwill of $14,307,000 for the three months ended October 31, 2005 was due to the preliminary allocation of the purchase price for the acquisitions of STOPware, Inc. and TruMed Technologies Inc. in the United States, Texit Danmark AS and Texit Norge AS in Europe, and QDP Thailand Co. Ltd. in Asia.

     Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows:

                                           OCTOBER 31, 2005                                     JULY 31, 2005
                          -------------------------------------------------- --------------------------------------------------
                            WEIGHTED                                           WEIGHTED
                             AVERAGE                                            AVERAGE
                          AMORTIZATION    GROSS                              AMORTIZATION    GROSS
                             PERIOD      CARRYING   ACCUMULATED    NET BOOK     PERIOD      CARRYING   ACCUMULATED    NET BOOK
                             (YEARS)      AMOUNT   AMORTIZATION     VALUE       (YEARS)      AMOUNT   AMORTIZATION     VALUE
                          ------------ ----------- ------------  ----------- ------------ ----------- ------------  -----------
Amortized other
   intangible assets:
   Patents ..............       16     $ 6,915,000 $ (4,675,000) $ 2,240,000      16      $ 6,830,000 $ (4,525,000) $ 2,305,000
   Trademarks and
      other .............       10       1,526,000   (1,202,000)     324,000      10        1,370,000   (1,134,000)     236,000
   Customer
      relationships .....        8      54,517,000   (8,996,000)  45,521,000       8       51,211,000   (7,244,000)  43,967,000
   Purchased software ...        4       3,524,000   (1,499,000)   2,025,000       5        3,148,000   (1,353,000)   1,795,000
   Non-compete
      agreements ........        4       7,109,000   (3,500,000)   3,609,000       4        6,216,000   (3,212,000)   3,004,000
Unamortized other
   intangible assets:
   Trademarks ...........      N/A      20,609,000           --   20,609,000     N/A       20,340,000           --   20,340,000
                                       ----------- ------------  -----------              ----------- ------------  -----------
Total ...................              $94,200,000 $(19,872,000) $74,328,000              $89,115,000 $(17,468,000) $71,647,000
                                       =========== ============  ===========              =========== ============  ===========

     The increase in customer relationships in the quarter ended October 31, 2005, relates primarily to the acquisitions of STOPware, Inc., TruMed Technologies, Inc., Texit Danmark AS and Texit Norge AS. The increase in non-compete agreements for the same period is due primarily to the acquisitions of TruMed Technologies, Inc., Texit Danmark AS and Texit Norge AS. The value of these intangible assets in the Condensed Consolidated Financial Statements at October 31, 2005 differs from the value assigned to them in the preliminary allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar subsequent to the date of acquisition.

     Amortization expense of intangible assets during the year ended July 31, 2005 was $7,935,000. The amortization over each of the next five fiscal years is projected to be $9,948,000, $9,504,000, $8,981,000, $8,429,000 and $7,637,000
for the years ending July 31, 2006, 2007, 2008, 2009 and 2010, respectively.

NOTE C - Comprehensive Income

     Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $28,974,000 and $24,445,000 for the three months ended October 31, 2005 and 2004, respectively.

NOTE D - Net Income Per Common Share

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                        Three Months Ended October 31,
                                                        ------------------------------
                                                                2005    2004 (1)
                                                              -------   --------
(Dollars in thousands, except per share amounts)
Numerator:
   Net income                                                 $30,198   $20,357
   Numerator for basic and diluted
      Class A net income per share                             30,198    20,357
   Less: Preferential dividends                                  (758)     (751)
   Less: Preferential dividends on
      dilutive stock options                                      (16)      (13)
                                                              -------   -------
   Numerator for basic and diluted
      Class B net income per share                            $29,424   $19,593
                                                              =======   =======

Denominator:
   Denominator for basic net income per
      share for both Class A and Class B                       49,250    48,475
   Plus: Effect of dilutive stock options                         956       683
                                                              -------   -------
   Denominator for diluted net income per
      share for both Class A and Class B                       50,206    49,158
                                                              =======   =======

Class A Non Voting Common Stock net income per share:
      Basic                                                   $  0.61   $  0.42
      Diluted                                                 $  0.60   $  0.41

Class B Voting Common Stock net income per share:
      Basic                                                   $  0.60   $  0.40
      Diluted                                                 $  0.59   $  0.40

(1) 2004 share numbers have been adjusted for two-for-one stock split in the form of a 100% dividend, effective December 31, 2004.

     Options to purchase 361,000 shares of Class A Common Stock were not included in the computation of diluted net income per share for the quarter ended October 31, 2005 because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE E - Acquisitions

     During the three months ended October 31, 2005, the Company acquired STOPware, Inc. (August 2005), Texit Danmark AS and Texit Norge AS (September
2005), TruMed Technologies Inc. (October 2005), and QDP Thailand Co., Ltd. ("QDPT") (October 2005) for a total combined purchase price, net of cash purchased, of $20,217,000 in cash.

     A brief description of each company acquired during the quarter ended October 31, 2005 is included below:

     - STOPware, Inc. is located in San Jose, California and is the market leader in visitor-badging and lobby-security software used to identify and track visitors. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements.

     - Texit AS is a wire-marker manufacturer headquartered in Odense, Denmark, with operations in Alesund, Norway. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements.

     - TruMed Technologies, Inc. is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota. The results of its operations have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements.

     - QDPT. is located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly. The results of its operations were not significant for the quarter ended October 31, 2005, as the company was acquired on October 27, 2005.

     The allocation of the purchase price of each company acquired during the quarter ended October 31, 2005, is preliminary pending the final valuation of intangible assets. The combined purchase price resulted in the preliminary allocation to intangible assets in the accompanying condensed consolidated balance sheets as follows:

                              As of
                         October 31, 2005
                         ----------------
Goodwill                    $14,307,000
Customer relationships        3,550,000
Non-compete agreements          591,000
Purchased software              378,000
Trade names                     229,000
Other                           176,000
                            -----------
   Total                    $19,231,000
                            ===========

     Pursuant to the purchase agreements for Texit AS and TruMed Technologies, Inc., the Company made cash payments to escrow accounts for combined contingent payments of approximately $1,700,000 that have not been accrued as liabilities in the accompanying condensed financial statements. Payment of the additional consideration, currently in escrow, to the sellers is contingent upon meeting certain performance conditions. In the event that the performance criteria are not met, the escrow balance will revert to the Company.

     The purchase agreement for STOPware, Inc. includes an earn-out provision under which the Company is required to pay additional consideration of up to a maximum of $2,000,000 if STOPware, Inc. achieves certain performance targets for the fiscal years ending July 31, 2006 and July 31, 2007. The contingent consideration has not been accrued as a liability in the accompanying condensed financial statements as of October 31, 2005.

     As of October 31, 2005, the allocation of the purchase price of Signs and Labels Ltd. in England and Print Supplies, Ltd., and its associate, Technology and Supply Media Co., Ltd. in Thailand remained preliminary pending the determination of the final purchase price and the final valuation of intangible assets. These companies were purchased in the fourth quarter of fiscal 2005.

NOTE F - Segment Information

     The Company's reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three months ended October 31, 2005 and 2004:

                                                                                    Corporate
                                                                                       and
                                       Americas    Europe     Asia    Subtotals   Eliminations    Totals
                                       --------   -------   -------   ---------   ------------   --------
(Dollars in Thousands)
Three months ended October 31, 2005:
Revenues from external customers       $116,059   $73,762   $42,814    $232,635           --     $232,635
Intersegment revenues                    16,187     1,213     2,011      19,411     ($19,411)          --
Profit (loss)                            32,194    20,778    13,010      65,982       (2,386)      63,596

Three months ended October 31, 2004:
Revenues from external customers       $105,449   $64,527   $30,443    $200,419           --     $200,419
Intersegment revenues                    10,583       665     1,215    $ 12,463     ($12,463)          --
Profit (loss)                            25,380    18,132     8,910    $ 52,422       (1,425)      50,997

Following is a reconciliation of segment profit (loss) to income before income taxes for the three months ended October 31, 2005 and 2004:

                                        Three months ended:
                                            October 31,
                                        -------------------
                                          2005       2004
                                        --------   --------
(Dollars in Thousands)
Total profit from reportable segments   $ 65,982   $ 52,422
Corporate and eliminations                (2,386)    (1,425)
Unallocated amounts:
   Administrative costs                  (18,659)   (17,601)
   Interest-net                           (1,671)    (1,825)
   Foreign exchange                          136        (30)
   Other                                    (870)    (1,604)
                                        --------   --------
Income before income taxes                42,532     29,937
Income taxes                             (12,334)    (9,580)
                                        --------   --------
   Net income                           $ 30,198   $ 20,357
                                        ========   ========

NOTE G - Stock-Based Compensation

     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which shares of Class A Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as "time-based" options, generally expire 10 years from the date of grant. During the fiscal years ended July 31, 2004 and 2005 and the fiscal year ending July 31, 2006, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. These options, referred to herein as "performance-based" options, expire 5 years from the date of grant.

 Effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment". In accordance with this standard, the Company has elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2005, was $924,000, or $566,000 net of taxes. The Company expects that total stock compensation expense for the year ending July 31, 2006 will be approximately $5,800,000 on a pre-tax basis.

     The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     Prior to August 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no employee stock-option based compensation expense was recorded in the income statement prior to August 1, 2005 for the time-based options. For performance-based options, the Company recorded compensation expense for changes in the market value of the underlying common stock under APB No. 25. Total stock compensation expense recognized by the Company during the three months ended October 31, 2004 was $1,193,000, or $667,000 net of taxes. The compensation cost for this period included expense for both performance stock options and restricted stock.

     Had compensation cost for all options granted prior to August 1, 2005 been determined based on the fair value at grant date consistent with SFAS No. 123(R), the Company's net income and income per share would have been as follows for the three months ended October 31, 2004 (in thousands, except per share amounts):

Net earnings:
   As reported                              $20,357
   Stock-based compensation expense
      recorded, net of tax                      667
   Pro forma expense, net of tax               (504)
                                            -------
   Pro forma                                $20,520
                                            =======

Net earnings per class A common share (1)
Basic:
   As reported                              $  0.42
   Pro forma adjustments                         --
                                            -------
   Pro forma                                $  0.42
                                            =======
Diluted:
   As reported                              $  0.41
   Pro forma adjustments                       0.01
                                            -------
   Pro forma                                $  0.42
                                            =======

(1) Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

     The Company has estimated the fair value of its performance-based option awards granted after August 1, 2005 using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions             October 31, 2005
------------------------------------------             ----------------
Expected term (in years) - performance-based options          3.39
Expected volatility                                          31.10%
Expected dividend yield                                       1.50%
Risk-free interest rate                                       4.09%
Market value of underlying stock at grant date              $33.89
Exercise price                                              $33.89
Fair value of options granted during the period             $ 8.34

     The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company's stock. The expected dividend yield is based on the Company's historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. No time-based options were granted during the three months ended October 31, 2005.

     A summary of stock option activity under the Company's share-based compensation plans for the three months ended October 31, 2005 is presented below:

                                                              Weighted
                                                              Average     Aggregate
                                              Weighted       Remaining    Intrinsic
                                  Shares       Average      Contractual     Value
Options                            (000)   Exercise Price       Term        (000)
-------                           ------   --------------   -----------   ---------
Outstanding at July 31, 2005       3,529       $18.41
New grants                           330       $33.89
Exercised                             26       $15.77
Forfeited or expired                   9       $22.63
                                   -----
Outstanding at October 31, 2005    3,824       $19.76           7.1        $36,265
                                   =====                                   =======
Exercisable at October 31, 2005    1,906       $15.44           5.6        $25,417
                                   =====                                   =======

     The weighted-average grant-date fair value of options granted during the three months ended October 31, 2005 and 2004, was $33.89 and $22.63 (adjusted for the two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004), respectively. The total intrinsic value of options exercised during the three months ended October 31, 2005 and 2004, based upon the average market price during the period, was approximately $363,000 and $6,241,000, respectively.

NOTE H: Stockholder's Equity

     In September 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's Stock Option Plan and for other corporate purposes. During the three months ended October 31, 2005, the Company reacquired 297,000 shares of its Class A Common Stock for $8,728,000 under the repurchase plan approved by the Board of Directors.

     Additional treasury shares are held for the benefit of the participants of the Company's deferred compensation plan. The total cost of treasury shares held by the deferred compensation plan as of October 31, 2005 and 2004 was $1,738,000 and $1,050,000, respectively.

NOTE I: Employee Benefit Plans

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

     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2006 from those reported in
Note 3 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended July 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Brady is an international manufacturer and marketer of identification solutions and specialty materials which identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing and electronic access through the Internet. The Company operates manufacturing facilities and/or sales offices in Australia, Belgium, Brazil, Canada, China, Denmark, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Singapore, Slovakia, Spain, Sweden, Taiwan, Thailand and the United States. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.

     Sales for the quarter ended October 31, 2005, were up 16.1% to $232,635,000, compared to $200,419,000 in the same period of fiscal 2005. Base sales increased 7.0% compared to the same period in the prior year, while the effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar added 1.1% and acquisitions added 8.0%. Net income for the quarter ended October 31, 2005, was $30,198,000 or $0.60 per diluted Class A Common Share, up 48.3% from $20,357,000 or $0.41 per share reported in the first quarter of last year. The increase in base sales for the quarter ended October 31, 2005, was due primarily to a 32.2% increase in Asia Pacific base sales, driven largely by a seasonally strong electronics business in China. Additionally, the Company had solid growth in many of its mature markets.

     On November 17, 2005, the Company increased its fiscal 2006 guidance range to $910,000,000 to $920,000,000 in sales and net income of $98,000,000 to
$100,000,000, and earnings per share of $1.96 to $2.00 for the full fiscal year ending July 31, 2006. The Company expects capital expenditures to be approximately $26,000,000 and depreciation and amortization to be approximately $30,000,000 for the full fiscal year ending July 31, 2006. Management believes this guidance is justified based on the Company's strong performance in the first quarter of fiscal 2006 and acquisitions made this fiscal year, but notes that this guidance should be viewed in light of the various factors that could affect performance described in or incorporated by reference into this report, as well as the following factors:

          - Over the last two years, the strength and seasonality of the Company's OEM electronics business has somewhat shifted the total seasonality trend for the Company by strengthening the first quarter and part of the second quarter.

          - The Company continues to experience pressure from suppliers who are attempting to raise their prices as well as customers seeking cost decreases.

          - Shortages of certain raw materials have not currently had an effect on the Company's production, but management continues to monitor supplies of key materials for possible shortages and develop plans for alternative sources of supply.

           - Since more than 50% of our business is located outside of the United States, the Company's business operations and those of its customers and suppliers give rise to market risk exposure due to changes in foreign exchange rates. Fluctuations in the United States Dollar relative to other currencies may introduce some volatility with respect to the Company's sales and net income guidance.

          - Management is cautious regarding sales and net income growth in Europe, due to the continued uncertain economic environment in the region.

          - The Company continues its preparations for compliance with the European directive on Waste Electrical and Electronics Equipment
               (WEEE). The new directive requires that by July 2006 all electronic and electrical equipment sold into EU member states be free of substances as defined in the new Restrictions on the Use of Hazardous Substances (RoHS) directive. The Company could incur additional costs of compliance or loss of sales, based on availability of compliant subcomponents and the finalization of the implementing regulations within each of the EU member states.

     Looking long term, the Company intends to continue its growth strategies of developing proprietary products; making acquisitions that expand its product range, geographical coverage, technical expertise, market penetration and further improving processes to better serve customers. Going forward, business and market uncertainties may affect results. For a discussion of additional factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Results of Operations

     For the three months ended October 31, 2005, net sales of $232,635,000 were 16.1% higher than the same quarter of the previous year. Base sales increased 7.0% for the quarter compared to the same period in the prior year. The sales increase was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by 1.1% in the quarter ended October 31, 2005. The acquisitions of Electromark, STOPware, Inc. and TruMed Technologies, Inc. in the United States, Signs & Labels Ltd. in the United Kingdom, Texit Danmark AS in Denmark, Texit Norge AS in Norway and Technology Print Supplies Ltd and its associate, Technology Supply Media Co., Ltd. in Thailand added 8.0% to sales in the quarter.

     Gross margin as a percentage of sales increased from 52.7% to 53.3% for the quarter ended October 31, 2005, compared to the same period of the previous year. The gross margin increase was due to strong improvement in productivity in the Americas region partially offset by supplier price increases, acquisitions with lower gross margins, and an increase in the mix of revenues attributable to Asia, which has lower margins.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased from 33.9% to 31.5% for the quarter ended October 31, 2005, compared to the same period of the prior year. The decrease in SG&A was due to continued cost control efforts, control of headcount, and growth in Asia, which has lower selling expenses offset by lower margins. In absolute dollars, SG&A increased $5,300,000 for the quarter ended October 31, 2005, compared to the same period in the prior year primarily due to SG&A expenses associated with acquired businesses.

     Research and development expenses as a percentage of sales remained flat at 2.8% for the quarter ended October 31, 2005, compared to the same period of the previous year. In dollars, research and development expenses increased from $5,704,000 to $6,534,000 for the quarter compared to the same period in the prior year, primarily due to development of new equipment and materials.

     Interest expense decreased from $2,139,000 to $1,989,000 for the quarter ended October 31, 2005, compared to the same period in the prior year. The decrease in interest expense was due to larger outstanding borrowings on the line of credit during the three months ended October 31, 2004, compared to the same period in 2005.

     The Company's effective tax rate was 29.0% for the quarter ended October 31, 2005, and 32.0% for the same period of the previous year. The improvement in the effective rate was due to a shift in a portion of the Company's pre-tax income to lower tax rate countries.

     Net income for the three months ended October 31, 2005, increased 48.3% to $30,198,000, compared to $20,357,000 for the same quarter of the previous year. Net income as a percentage of sales increased from 10.2% to 13.0% for the quarter ended October 31, 2005, compared to the same period in the prior year. The increase was due to the factors noted above. On a Class A Common Share basis, diluted net income per share was $0.60 for the quarter ended October 31, 2005, compared to $0.41 for the same period of the previous year.

Business Segment Operating Results

     Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

                                                                                   Corporate
                                                                                      and
                                      Americas    Europe     Asia    Subtotals   Eliminations     Total
                                      --------   -------   -------   ---------   ------------   --------
(Dollars in thousands)

SALES TO EXTERNAL CUSTOMERS
Three months ended:
   October 31, 2005                   $116,059   $73,762   $42,814   $232,635                   $232,635
   October 31, 2004                    105,449    64,527    30,443    200,419                    200,419

SALES GROWTH INFORMATION
Three months ended October 31, 2005
   Base                                    3.7%      0.5%     32.2%       7.0%                       7.0%
   Currency                                1.9%     -1.2%      3.4%       1.1%                       1.1%
   Acquisitions                            4.5%     15.0%      5.0%       8.0%                       8.0%
      Total                               10.1%     14.3%     40.6%      16.1%                      16.1%

SEGMENT PROFIT (LOSS)
Three months ended
   October 31, 2005                   $ 32,194   $20,778   $13,010   $ 65,982       $(2,386)    $ 63,596
   October 31, 2004                     25,380    18,132     8,910     52,422        (1,425)      50,997
      Percentage increase                 26.8%     14.6%     46.0%      25.9%         67.4%        24.7%

SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

                                           Three months ended:
                                        -------------------------
                                        October 31,   October 31,
                                            2005          2004
                                        -----------   -----------
Total profit from reportable segments    $ 65,982      $ 52,422
Corporate and eliminations                 (2,386)       (1,425)
Unallocated amounts:
   Administrative costs                   (18,659)      (17,601)
   Interest - net                          (1,671)       (1,825)
   Foreign exchange                           136           (30)
   Other                                     (870)       (1,604)
Income before income taxes                 42,532        29,937
Income taxes                              (12,334)       (9,580)
   Net income                            $ 30,198      $ 20,357

     The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment and income taxes.

Americas:

     Americas sales increased 10.1% for the quarter ended October 31, 2005, compared to the same period in the prior year. Base sales in local currency increased 3.7% in the quarter. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.9% in the quarter. Sales in the region were also aided by the acquisitions of Electromark, STOPware, Inc., and TruMed Technologies, Inc., which increased sales by 4.5% for the quarter. Base sales were up for both Brady brand and direct marketing sales. The Company continues to experience broad-based growth in the majority of countries in this region, with strong base growth in both Canada and Brazil and modest growth in the U.S.

     Segment profit for the region increased 26.8% to $32,194,000 from $25,380,000 for the quarter ended October 31, 2005, compared to the same period in the prior year. While the region is experiencing increases with respect to many of its materials and utility costs, these increases were more than offset by spreading fixed costs over the larger sales base, therefore increasing gross margins. Additionally, the quarter ended October 31, 2004 included a higher level of logistics costs due to the ramping up of production in the our Tijuana, Mexico facility. As a result, segment profit growth continues to outpace sales growth in this region.

Europe:

     Europe sales increased 14.3% for the quarter ended October 31, 2005, compared to the same period in the prior year. Base sales in local currency increased 0.5% in the quarter. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales within the region by 1.2% in the quarter. The acquisition of Signs & Labels in the United Kingdom, Texit Danmark AS in Denmark, and Texit Norge AS in Norway increased sales by 15.0%.

     Base sales in England, Germany and Belgium declined while base sales in France and Sweden showed positive growth for the quarter ended October 31, 2005. The direct marketing business experienced modest base growth due to expansion of the Company's customer base and product expansion. The Brady business declined slightly primarily due to an expected migration of OEM business within the die cut business to lower cost regions.

     Segment profit for the region increased 14.6% to $20,778,000 from $18,132,000 for the quarter ended October 31, 2005, compared to the same period of the prior year, driven primarily by productivity improvements in the base business, supplemented with additional profit from the acquisitions of Signs & Labels and Texit.

Asia:

     Asia sales increased 40.6% for the quarter ended October 31, 2005, compared to the same period in the prior year. Base sales in local currency increased 32.2% in the quarter compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 3.4% in the quarter. The acquisition of Technology Print Supply and Technology Supply Media in Thailand increased sales by 5.0% for the quarter. Operations in North Asia and China continued to lead the strong base growth performance in the region due to strong demand for consumer electronics.

     Segment profit for the region was up 46.0% to $13,010,000 from $8,910,000 for the quarter ended October 31, 2005, compared to the same period in the prior year. The increase in profit was due primarily to increased sales volume. There continues to be significant pricing pressure in the region; the Company is working on sourcing strategies and new product development in order to mitigate the foregoing, and remain competitive.

     The Company has expanded its management and sales team in India with the goal of establishing a manufacturing presence in the Indian market in fiscal 2006.

Financial Condition

     The Company's current ratio as of October 31, 2005, was 2.0 compared to 1.9 at July 31, 2005. Cash and cash equivalents decreased to $53,128,000 at October 31, 2005, compared to $72,970,000 at July 31, 2005. Additionally, there were no short-term investments outstanding at October 31, 2005, compared to $7,100,000 outstanding at July 31, 2005, consisting of investments in auction rate securities. Working capital increased $6,738,000 during the quarter ended October 31, 2005, to $148,298,000 from $141,560,000 at July 31, 2005. Accounts receivable increased $13,037,000 for the quarter due to increased sales volume, acquisitions and foreign currency translation. Inventories increased $10,749,000 for the quarter, due to acquisitions and planned increases in inventory levels in Asia to meet seasonal demand and in North America to meet demand for sales initiatives. The net decrease in current liabilities was $9,994,000 for the quarter. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the quarter related to the year ended July 31, 2005. This decrease was partially offset by increases in accrued income taxes due to improved profitability and accrued liabilities associated with interest and retirement plans.

     Cash flow from operating activities totaled $8,056,000 for the quarter ended October 31, 2005, compared to $16,324,000 for the same period last year. The decrease was the result of an increase in accounts receivable balances, increased inventories and a decrease in accrued liabilities related to the payment of incentives during the quarter; the foregoing decreases were partially offset by a $9,841,000 increase in net income and increased accrued liabilities associated with income taxes.

The acquisitions of businesses used $20,217,000 of cash for the quarter ended October 31, 2005. Capital expenditures were $8,537,000 for the quarter ended October 31, 2005, compared to $2,819,000 in the same period last year, driven by the expansion of the Company's facility in Milwaukee, Wisconsin, continued expansion in Asia, and a new facility in Eastern Europe. Net cash used in financing activities was $4,865,000 for the quarter ended October 31, 2005, due to the repurchase of stock and the payment of dividends, partially offset by draws on the revolving loan agreement. Net cash provided in financing activities for the same period last year was $435,000 related to the issuance of common stock upon the exercise of stock options, partially offset by payment of dividends to the Company's stockholders.

     On March 31, 2004, the Company entered into an unsecured $125,000,000 multi-currency revolving loan agreement with a group of five banks. Under the five-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of October 31, 2005, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that, based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. As of October 31, 2005, there was $11,000,000 of outstanding borrowings on the five-year revolving loan agreement.

     On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28. The first interest payments were made on December 28, 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company's revolving credit facility, which had been used initially to fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2005, the Company was in compliance with this covenant.

     During the first quarter of fiscal 2005, the Company announced plans to build a 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10,000,000 project, which is being funded out of the Company's operating capital, will consolidate the warehouse and distribution services of several Brady facilities, providing increased distribution efficiencies and improved logistics for customers. As of October 31, 2005, the total spent on the warehouse expansion project was approximately $6,700,000. The Company expects the expanded facility to be fully operational in the second quarter of fiscal 2006.

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

     The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company's financial statements.

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

     Related-Party Transactions - The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.

Subsequent Events Affecting Financial Condition

     On November 17, 2005, the Board of Directors declared a quarterly cash dividend of $0.13 per share payable on January 31, 2006 to shareholders of record of the Company's class A common stock at the close of business on January 10, 2006.

     In September 2005, the Company announced that its Board of Directors had approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock option plan and for other corporate purposes. During the three months ended October 31, 2005, the Company reacquired 297,000 shares of its Class A Common Stock for $8,728,000 under the repurchase plan approved by the Board of Directors. Additional treasury shares were purchased by the participants of the Company's deferred compensation plan.

     On November 10, 2005, the Securities and Exchange Commission ("SEC")declared effective the Company's shelf registration statement on Form S-3, which will allow the Company to issue and sell, from time to time in one or more offerings, up to an aggregate of $400,000,000 of Class A Non-voting Common Stock and debt securities as it deems prudent or necessary to raise capital at a later date. The Company plans to use the proceeds from any future offerings under the shelf registration for general corporate purposes, including, but not limited to, acquisitions, capital expenditures and refinancing of debt.


Forward-Looking Statements

     In addition to historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, may contain "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "intend," "anticipate," "assume," "believe," "estimate," "expect," "plan," "project," "will," and other expressions, which refer to future events and trends.

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

     The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material to the consolidated financial results of the Company.

     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of October 31, 2005, the Company has not entered into any interest rate derivatives.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     On September 13, 2005, the Company announced that its Board of Directors had approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock option plan and for other corporate purposes. The following table provides information with respect to Class A Common Stock purchases by the Company during the three months ended October 31, 2005.

ISSUER PURCHASES OF SECURITIES

                                                                                    (D) MAXIMUM
                                                              (C) TOTAL NUMBER       NUMBER OF
                                                                  OF SHARES        SHARES THAT MAY
                                    (A) TOTAL                 PURCHASED AS PART       YET BE
                                      NUMBER    (B) AVERAGE      OF PUBLICLY      PURCHASED UNDER
                                    OF SHARES    PRICE PAID    ANNOUNCED PLANS     THE PLANS OR
              PERIOD                PURCHASED    PER SHARE       OR PROGRAMS         PROGRAMS
              ------                ---------    ----------   -----------------   ---------------
August 1 to August 31, 2005               --           --                --           800,000
September 1 to September 30, 2005     66,000       $30.82            66,000           734,000
October 1 to October 31, 2005        231,000       $28.98           231,000           503,000
                                     -------       ------           -------           -------
Total                                297,000       $29.39           297,000           503,000
                                     -------       ------           -------           -------

ITEM 6. Exhibits

     (a)  Exhibits

          10.1 Brady Corporation 2005 Nonqualified Stock Option Plan for Non-employee Directors

          10.2 Form of Brady Corporation Nonqualified Stock Option Agreement for Non-employee Directors

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

SIGNATURES

                                        BRADY CORPORATION


Date: December 8, 2005                  /s/ F. M. Jaehnert
                                        ----------------------------------------
                                        F. M. Jaehnert
                                        President & Chief Executive Officer


Date: December 8, 2005                  /s/ David Mathieson
                                        ----------------------------------------
                                        David Mathieson
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)
                                        (Principal Financial Officer)