Form 10-Q
period 2006-01-31
BRADY CORP
filed 2006-03-08
CIK 746598

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 28, 2006, there were outstanding 45,462,077 shares of Class A Common Stock and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

                                    FORM 10-Q

                                BRADY CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    Financial Information

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets                              3
           Condensed Consolidated Statements of Income                        4
           Condensed Consolidated Statements of Cash Flows                    5
           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        25

Item 4.    Controls and Procedures                                           25

PART II.   Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 4.    Submission of Matters to a Vote of Security Holders               26

Item 6.    Exhibits                                                          27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                            January 31, 2006   July 31, 2005*
                                                            ----------------   --------------
                                                               (Unaudited)
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                    $ 50,742          $ 72,970
   Short term investments                                             --             7,100
   Accounts receivable, less allowance for losses ($3,820
      and $3,726, respectively)                                  145,794           123,453
   Inventories:
      Finished products                                           42,706            38,827
      Work-in-process                                             12,103             9,681
      Raw materials and supplies                                  32,185            22,227
                                                                --------          --------
         Total inventories                                        86,994            70,735
   Prepaid expenses and other current assets                      32,381            28,114
                                                                --------          --------
      TOTAL CURRENT ASSETS                                       315,911           302,372
OTHER ASSETS:
   Goodwill                                                      403,794           332,369
   Other intangible assets, net                                   87,554            71,647
   Deferred income taxes                                          38,187            39,043
   Other                                                           7,903             6,305
                                                                --------          --------
      TOTAL OTHER ASSETS                                         537,438           449,364
PROPERTY, PLANT AND EQUIPMENT:
   Cost:
      Land                                                         6,520             6,388
      Buildings and improvements                                  71,625            65,007
      Machinery and equipment                                    167,981           157,093
      Construction in progress                                     8,811             6,510
                                                                --------          --------
                                                                 254,937           234,998
   Less accumulated depreciation                                 144,483           136,587
                                                                --------          --------
      NET PROPERTY, PLANT AND EQUIPMENT                          110,454            98,411
                                                                --------          --------
TOTAL                                                           $963,803          $850,147
                                                                ========          ========

          LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Accounts payable                                             $ 54,886          $ 52,696
   Wages and amounts withheld from employees                      38,026            49,620
   Taxes, other than income taxes                                  5,761             4,815
   Accrued income taxes                                           14,546            24,028
   Other current liabilities                                      26,712            29,649
   Short-term borrowings and current maturities on
      long-term debt                                                 155                 4
                                                                --------          --------
      TOTAL CURRENT LIABILITIES                                  140,086           160,812
LONG-TERM DEBT, LESS CURRENT MATURITIES                          250,217           150,026
OTHER LIABILITIES                                                 48,700            42,035
                                                                --------          --------
      TOTAL LIABILITIES                                          439,003           352,873
STOCKHOLDERS' INVESTMENT:
   Class A nonvoting common stock - Issued 45,881,743 and
      45,877,543 shares, respectively and
         outstanding 45,421,577 and 45,792,199 shares,
         respectively                                                459               458
   Class B voting common stock - Issued and outstanding
         3,538,628 shares                                             35                35
   Additional paid-in capital                                    100,160            99,029
   Income retained in the business                               421,622           382,880
   Treasury stock - 460,166 and 85,344 shares,
      respectively of Class A nonvoting common stock,
      at cost                                                    (16,554)           (1,575)
   Accumulated other comprehensive income                         20,865            17,497
   Other                                                          (1,787)           (1,050)
                                                                --------          --------
      TOTAL STOCKHOLDERS' INVESTMENT                             524,800           497,274
                                                                --------          --------
TOTAL                                                           $963,803          $850,147
                                                                ========          ========

See Notes to Condensed Consolidated Financial Statements.

*    Condensed from audited financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

                                                                                         (Unaudited)
                                                             -------------------------------------------------------------------
                                                              Three Months Ended January 31,      Six Months Ended January 31,
                                                             --------------------------------   --------------------------------
                                                                                   Percentage                         Percentage
                                                               2006       2005       Change       2006       2005       Change
                                                             --------   --------   ----------   --------   --------   ----------
Net sales                                                    $230,974   $196,216      17.7%     $463,609   $396,635      16.9%
Cost of products sold                                         113,869     91,260      24.8%      222,513    186,154      19.5%
                                                             --------   --------                --------   --------
   Gross margin                                               117,105    104,956      11.6%      241,096    210,481      14.5%
Operating expenses:
   Research and development                                     6,829      6,099      12.0%       13,363     11,803      13.2%
   Selling, general and administrative                         79,000     67,923      16.3%      152,328    135,951      12.0%
                                                             --------   --------                --------   --------
Total operating expenses                                       85,829     74,022      16.0%      165,691    147,754      12.1%
Operating income                                               31,276     30,934       1.1%       75,405     62,727      20.2%
Other income and (expense):
   Investment and other income - net                               88        493     -82.2%          480        776     -38.1%
   Interest expense                                            (2,435)    (2,037)     19.5%       (4,424)    (4,176)      5.9%
                                                             --------   --------                --------   --------
Income before income taxes                                     28,929     29,390      -1.6%       71,461     59,327      20.5%
Income taxes                                                    7,675      8,811     -12.9%       20,009     18,391       8.8%
                                                             --------   --------                --------   --------
Net income                                                   $ 21,254   $ 20,579       3.3%     $ 51,452   $ 40,936      25.7%
                                                             ========   ========                ========   ========
Per Class A Nonvoting Common Share:
   Basic net income                                          $   0.43   $   0.42       2.4%     $   1.05   $   0.84      25.0%
   Diluted net income                                        $   0.43   $   0.41       4.9%     $   1.03   $   0.83      24.1%
   Dividends                                                 $   0.13   $   0.11      18.2%     $   0.26   $   0.22      18.2%
Per Class B Voting Common Share:
   Basic net income                                          $   0.43   $   0.42       2.4%     $   1.03   $   0.82      25.6%
   Diluted net income                                        $   0.43   $   0.41       4.9%     $   1.02   $   0.81      25.9%
   Dividends                                                 $   0.13   $   0.11      18.2%     $   0.24   $   0.20      20.0%
Weighted average common shares outstanding (In Thousands):
      Basic                                                    48,994     49,060                  49,098     48,773
      Diluted                                                  49,813     49,989                  49,891     49,584

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                     (Unaudited)
                                                                  Six Months Ended
                                                                     January 31,
                                                                --------------------
                                                                   2006       2005
                                                                ---------   --------
Operating activities:
   Net income                                                   $  51,452   $ 40,936
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                14,554     13,253
      Income tax benefit from the exercise of stock options            --      3,740
      Deferred income taxes                                           712      1,492
      Loss on sale or disposal of property, plant & equipment          45        470
      Provision for losses on accounts receivable                     623        618
      Stock-based compensation expense                              2,827      2,048
      Changes in operating assets and liabilities (net of
         effects of business acquisitions):
         Accounts receivable                                      (11,250)       888
         Inventories                                              (11,537)    (7,151)
         Prepaid expenses and other assets                         (2,959)    (1,715)
         Accounts payable and accrued expenses                    (17,512)   (19,323)
         Income taxes                                             (10,127)     5,748
         Other liabilities                                          3,970      2,732
                                                                ---------   --------
         Net cash provided by operating activities                 20,798     43,736

Investing activities:
   Acquisition of businesses, net of cash acquired               (100,256)   (34,428)
   Purchases of short-term investments                             (3,800)   (20,500)
   Sales of short-term investments                                 10,900     22,300
   Purchases of property, plant and equipment                     (17,341)    (9,648)
   Proceeds from sale of property, plant and equipment                 66        262
   Other                                                           (1,711)    (2,364)
                                                                ---------   --------
      Net cash used in investing activities                      (112,142)   (44,378)

Financing activities:
   Payment of dividends                                           (12,710)   (10,473)
   Proceeds from options exercised                                  6,467     12,655
   Principal payments on debt                                        (829)       (37)
   Net proceeds from revolving loan agreement                     100,000         --

   Purchase of treasury stock                                     (27,233)        --
   Income tax benefit from the exercise of stock options            3,354         --
                                                                ---------   --------
      Net cash provided by financing activities                    69,049      2,145
Effect of exchange rate changes on cash                                67        696
                                                                ---------   --------
Net (decrease) increase in cash and cash equivalents              (22,228)     2,199
Cash and cash equivalents, beginning of period                     72,970     68,788
                                                                ---------   --------
Cash and cash equivalents, end of period                        $  50,742   $ 70,987
                                                                =========   ========

Supplemental disclosures:
   Cash paid during the period for:
      Interest, net of capitalized interest                     $   3,907   $  4,051
      Income taxes, net of refunds                                 24,510      6,122
   Acquisitions:
      Fair value of assets acquired, net of cash                $  39,422   $ 25,938
      Liabilities assumed                                          (9,326)   (15,013)
      Goodwill                                                     70,160     23,503
                                                                ---------   --------
         Net cash paid for acquisitions                         $ 100,256   $ 34,428
                                                                =========   ========

See Notes to Condensed Consolidated Financial Statements.

                       BRADY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended January 31, 2006
                                   (Unaudited)

NOTE A - Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company" or "Brady") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2006 and July 3l, 2005, and its results of operations for the three months and six months ended January 31, 2006 and 2005, and its cash flows for the six months ended January 31, 2006 and 2005. The condensed consolidated balance sheet as of July 31, 2005 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B - Goodwill and Intangible Assets

     Changes in the carrying amount of goodwill for the six months ended January 31, 2006, are as follows (in thousands):

                                         Americas    Europe     Asia      Total
                                         --------   -------   -------   --------
Balance as of July 31, 2005              $226,843   $73,544   $31,982   $332,369
   Goodwill acquired during the period     61,847     6,286     2,027     70,160
   Translation adjustments and other          548       194       523      1,265
                                         --------   -------   -------   --------
Balance as of January 31, 2006           $289,238   $80,024   $34,532   $403,794
                                         ========   =======   =======   ========

     Goodwill increased by $71,425,000 during the six months ended January 31, 2006, including an increase of $1,265,000 attributable to translation adjustments, and net of adjustments to the preliminary allocation of the purchase price of Technology Print Supplies Ltd. and its associate, Technology Supply Media Co., Ltd. in Thailand, which were acquired on July 29, 2005. The increase in goodwill of $70,160,000 for the six months ended January 31, 2006 was due to the allocation of the purchase price for the acquisitions of STOPware, Inc., TruMed Technologies, Inc., J.A.M. Plastics Inc., and Personnel Concepts in the United States, Texit Danmark AS and Texit Norge AS in Europe, and QDP Thailand Co. Ltd. in Asia.

     Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The net book value of these assets was as follows:

                                           JANUARY 31, 2006                                        JULY 31, 2005
                        -----------------------------------------------------  ----------------------------------------------------
                          WEIGHTED                                               WEIGHTED
                           AVERAGE                                                AVERAGE
                        AMORTIZATION      GROSS                                AMORTIZATION     GROSS
                           PERIOD       CARRYING     ACCUMULATED    NET BOOK      PERIOD       CARRYING    ACCUMULATED    NET BOOK
                           (YEARS)       AMOUNT     AMORTIZATION     VALUE       (YEARS)        AMOUNT    AMORTIZATION     VALUE
                        ------------  ------------  ------------  -----------  ------------  -----------  ------------  -----------
Amortized other
   intangible assets:
   Patents ...........       16       $  7,005,000  $ (4,809,000) $ 2,196,000       16       $ 6,830,000  $ (4,525,000) $ 2,305,000
   Trademarks
      and other ......        9          1,550,000    (1,405,000)     145,000       10         1,370,000    (1,134,000)     236,000
   Customer
      relationships ..        8         70,184,000   (10,906,000)  59,278,000        8        51,211,000    (7,244,000)  43,967,000
   Purchased
      software .......        4          3,524,000    (1,716,000)   1,808,000        5         3,148,000    (1,353,000)   1,795,000
   Non-compete
      agreements .....        4          7,468,000    (3,961,000)   3,507,000        4         6,216,000    (3,212,000)   3,004,000
Unamortized other
   intangible assets:
   Trademarks ........      N/A         20,620,000            --   20,620,000      N/A        20,340,000            --   20,340,000
                                      ------------  ------------  -----------                -----------  ------------  -----------
Total ................                $110,351,000  $(22,797,000) $87,554,000                $89,115,000  $(17,468,000) $71,647,000
                                      ============  ============  ===========                ===========  ============  ===========

     The increase in customer relationships for the six months ended January 31, 2006, relates to the acquisitions of STOPware, Inc., TruMed Technologies, Inc., J.A.M. Plastics, Inc. and Personnel Concepts in the United States, Texit Danmark AS and Texit Norge AS in Europe, and QDP Thailand Co. Ltd. in Asia. The increase in non-compete agreements for the same period is due primarily to the acquisitions of TruMed Technologies, Inc., Texit Danmark AS, Texit Norge AS, and QDP Thailand Co. Ltd. The value of goodwill and intangible assets in the Condensed Consolidated Financial Statements at January 31, 2006 differs from the value assigned to them in the preliminary allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar.

     Amortization expense of intangible assets was $5,329,000 and $4,084,000 for the six-month periods ended January 31, 2006 and 2005, respectively. The amortization over each of the next five fiscal years is projected to be $10,908,000, $11,545,000, $11,015,000, $10,456,000 and $9,646,000 for the years ending July 31, 2006, 2007, 2008, 2009 and 2010, respectively.

NOTE C - Comprehensive Income

     Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $25,846,000 and $23,628,000 for the three months ended January 31, 2006 and 2005, respectively and $54,820,000 and $48,073,000 for the six months ended January 31, 2006 and 2005, respectively.

NOTE D - Net Income Per Common Share

     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company's Class A and Class B common stock are summarized as follows:

                                                        Three Months Ended    Six Months Ended
                                                            January 31,         January 31,
                                                        ------------------   -----------------
(Dollars in thousands, except share amounts)              2006       2005      2006      2005
                                                        --------   -------   -------   -------
Numerator:
   Net Income                                            $21,254   $20,579   $51,452   $40,936
   Numerator for basic and diluted
      Class A net income per share                        21,254    20,579    51,452    40,936
   Less: Preferential dividends                               --        --      (758)     (751)
   Less: Preferential dividends on
      dilutive stock options                                  --        --       (16)      (23)
                                                         -------   -------   -------   -------
   Numerator for basic and diluted
      Class B net income per share                       $21,254   $20,579   $50,678   $40,162
                                                         =======   =======   =======   =======
Denominator:
   Denominator for basic net income per
      share for both Class A and Class B                  48,994    49,060    49,098    48,773
   Plus: Effect of dilutive stock options                    819       929       793       811
                                                         -------   -------   -------   -------
   Denominator for diluted net income per
      share for both Class A and Class B                  49,813    49,989    49,891    49,584
                                                         =======   =======   =======   =======
Class A Non Voting Common Stock net income per share:
   Basic                                                 $  0.43   $  0.42   $  1.05   $  0.84
   Diluted                                               $  0.43   $  0.41   $  1.03   $  0.83

Class B Voting Common Stock net income per share:
   Basic                                                 $  0.43   $  0.42   $  1.03   $  0.82
   Diluted                                               $  0.43   $  0.41   $  1.02   $  0.81

     Options to purchase 1,261,500 shares of Class A Common Stock were excluded from the calculation of diluted net income per share for the three and six months ended January 31, 2006, because their inclusion would have been anti-dilutive, or in the case of performance stock awards, because the number of shares ultimately issued is contingent on Company performance against metrics established for the performance period.

     Options to purchase 7,000 and 616,000 shares of Class A Common Stock were not included in the computation of diluted net income per share for the three and six months ended January 31, 2005, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E - Acquisitions

     During the six months ended January 31, 2006, the Company acquired STOPware, Inc. (August 2005), Texit Danmark AS and Texit Norge AS (September
2005), TruMed, Inc. (October 2005), QDP Thailand Co., Ltd. ("QDPT") (October
2005), J.A.M. Plastics Inc. (December 2005) and Personnel Concepts (January
2006) for a total combined purchase price, net of cash purchased, of $100,256,000 in cash.

     A brief description of each company acquired during the six months ended January 31, 2006 is included below:

     - STOPware, Inc. is located in San Jose, California and is a manufacturer of visitor-badging and lobby-security software used to identify and track visitors.

     - Texit AS is a manufacturer and distributor of wire markers and cable-management products headquartered in Odense, Denmark, with operations in Alesund, Norway.

     - TruMed Technologies, Inc. is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota.

     - QDPT is located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly.

     - J.A.M. Plastics, Inc. is located in Anaheim, California and specializes in the sale and manufacture of security-related accessory products including patented badge holders, lanyards and retractable badge reels.

     - Personnel Concepts is located in Pomona, California and is a direct marketer of labor-law compliance posters and related products. The company also offers consultative expertise on required communication of federal and state minimum wages, HIPAA privacy regulations, and EEO compliance, among other regulatory areas.

     The allocation of the purchase price of each company acquired during the six months ended January 31, 2006, with the exception of STOPware, Inc., is preliminary pending the final valuation of intangible assets. The results of the operations of each acquisition have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.

     The combined purchase price resulted in the allocation (or preliminary allocation) to intangible assets in the accompanying Condensed Consolidated Balance Sheets as follows (in Thousands):

                         January 31, 2006
                         ----------------
Goodwill                      $70,160
Customer relationships         18,458
Non-compete agreements            808
Purchased software                378
Trademarks                        221
Other                             176
                              -------
   Total                      $90,201

     The purchase agreement for Texit AS includes a provision for a contingent payment of approximately $800,000 that has not been accrued as a liability in the accompanying condensed consolidated financial statements. Payment of the additional consideration is contingent upon meeting certain performance conditions.

     The purchase agreement for QDPT includes an earn-out provision for a contingent payment of between $400,000 and $2,250,000 that has not been accrued as a liability in the accompanying condensed consolidated financial statements. Payment of the additional consideration is contingent upon meeting certain performance conditions. The purchase agreement also includes a holdback amount of $310,000, which is included as a liability in the accompanying condensed consolidated financial statements.

     The purchase agreement for STOPware, Inc. includes an earn-out provision under which the Company is required to pay additional consideration of up to a maximum of $2,000,000 if STOPware, Inc. achieves certain performance targets for the fiscal years ending July 31, 2006 and July 31, 2007. The contingent consideration has not been accrued as a liability in the accompanying condensed consolidated financial statements as of January 31, 2006.

     As of January 31, 2006, the allocation of the purchase price of Signs and Labels Ltd. in England and Print Supplies, Ltd., and its associate, Technology and Supply Media Co., Ltd. in Thailand remained preliminary pending the determination of the final purchase price and the final valuation of intangible assets. These companies were purchased in the fourth quarter of fiscal 2005.

NOTE F - Segment Information

     The Company's reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three and six months ended January 31, 2006 and 2005:

                                                                                  Corporate and
(Dollars in Thousands)                 Americas    Europe      Asia    Subtotals   Eliminations    Totals
                                       --------   --------   -------   ---------  -------------   --------
Three months ended January 31, 2006:
Revenues from external customers       $109,951   $ 76,284   $44,739   $230,974     $     --      $230,974
Intersegment revenues                    14,221        934     1,803     16,958      (16,958)           --
Profit (loss)                            24,969     19,989    11,717     56,675       (2,631)       54,044

Three months ended January 31, 2005:
Revenues from external customers       $ 95,255   $ 70,886   $30,075   $196,216     $     --      $196,216
Intersegment revenues                    11,220        637       810   $ 12,667      (12,667)           --
Profit (loss)                            20,431     21,601     8,709   $ 50,741         (585)       50,156

Six months ended January 31, 2006:
Revenues from external customers       $226,010   $150,046   $87,553   $463,609     $     --      $463,609
Intersegment revenues                    30,408      2,147     3,814     36,369      (36,369)           --
Profit (loss)                            57,163     40,767    24,727    122,657       (5,017)      117,640

Six months ended January 31, 2005:
Revenues from external customers       $200,704   $135,413   $60,518   $396,635     $     --      $396,635
Intersegment revenues                    21,803      1,302     2,025     25,130      (25,130)           --
Profit (loss)                            45,811     39,733    17,619    103,163       (2,010)      101,153

     Following is a reconciliation of segment profit to income before income taxes for the three and six months ended January 31, 2006 and 2005:

                                         Three Months Ended     Six Months Ended
                                            January 31,           January 31,
                                        -------------------   -------------------
(Dollars in thousands)                    2006       2005       2006       2005
                                        --------   --------   --------   --------
Total profit from reportable segments   $ 56,675   $ 50,741   $122,657   $103,163
Corporate and eliminations                (2,631)      (585)    (5,017)    (2,010)
Unallocated amounts:
   Administrative costs                  (22,279)   (18,637)   (40,938)   (36,238)
   Interest-net                           (2,239)    (1,821)    (3,910)    (3,646)
   Foreign exchange                          (75)       276         61        246
   Other                                    (522)      (584)    (1,392)    (2,188)
                                        --------   --------   --------   --------
Income before income taxes                28,929     29,390     71,461     59,327
Income taxes                              (7,675)    (8,811)   (20,009)   (18,391)
                                        --------   --------   --------   --------
   Net income                           $ 21,254   $ 20,579   $ 51,452   $ 40,936
                                        ========   ========   ========   ========

NOTE G - Stock-Based Compensation

     The Company has an incentive stock plan under which the Board of Directors may grant non-qualified stock options to employees. Additionally, the Company has a non-qualified stock option plan for non-employee directors under which shares of Class A Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as "service-based" awards, generally expire 10 years from the date of grant. During the fiscal years ended July 31, 2004, 2005 and 2006, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. These options, referred to herein as "performance-based" awards, expire 5 years from the date of grant.

     The Company has 11,550,000 shares of Class A Common Stock authorized for issuance upon exercise of non-qualified stock options or restricted stock under various incentive stock plans as of January 31, 2006. The Company uses treasury stock or will issue new common stock to deliver shares under these plans.

     Effective August 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment". In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three and six months ended January 31, 2006, was $1,903,000 ($1,161,000 net of taxes) and $2,827,000 ($1,724,000 net of taxes), respectively. The Company expects that total stock compensation expense for the year ending July 31, 2006 will be approximately $5,800,000 on a pre-tax basis. As of January 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $12,400,000, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.

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

     Prior to August 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no employee stock option based compensation expense was recorded in the income statement prior to August 1, 2005 for the time-based options. For performance-based options, the Company recorded compensation expense for changes in the market value of the underlying common stock under APB No. 25. Total stock compensation expense recognized by the Company during the three and six months ended January 31, 2005 was $775,000 ($465,000 net of taxes) and $1,887,000 ($1,132,000 net of taxes), respectively. The compensation cost for this period included expense for both performance stock options and restricted stock.

     The effect of adopting SFAS 123(R) is not significant to the financial statements due to the accounting treatment for performance options. Under APB No. 25, performance options require variable accounting and the amount expensed in the income statement is dependent on the stock price at the end of the period. If the Company had continued to account for share-based compensation under APB No. 25, the compensation expense charged to the income statement related to performance options would have been similar to the total stock-based compensation expense charged to the income statement under SFAS 123(R).

     Had compensation cost for all options granted prior to August 1, 2005 been determined based on the fair value at grant date consistent with SFAS No. 123(R), the Company's net income and income per share would have been as follows for the three and six months ended January 31, 2005 (in thousands, except per share amounts):

                                           Three Months Ended   Six Months Ended
(In thousands, except per share amounts)    January 31, 2005    January 31, 2005
                                           ------------------   ----------------
Net earnings:
   As reported                                   $20,579             $40,936
   Stock-based compensation expense
      recorded, net of tax                           465               1,132
   Pro forma expense, net of tax                    (763)             (1,267)
                                                 -------             -------
   Pro forma                                     $20,281             $40,801
                                                 =======             =======
Net earnings per class A common share
Basic:
   As reported                                   $  0.42             $  0.84
   Pro forma adjustments                           (0.01)               0.00
                                                 -------             -------
   Pro forma                                     $  0.41             $  0.84
                                                 =======             =======
Diluted:
   As reported                                   $  0.41             $  0.83
   Pro forma adjustments                           (0.01)               0.00
                                                 -------             -------
   Pro forma                                     $  0.40             $  0.83
                                                 =======             =======
Net earnings per class B common share
Basic:
   As reported                                   $  0.42             $  0.82
   Pro forma adjustments                           (0.01)               0.00
                                                 -------             -------
   Pro forma                                     $  0.41             $  0.82
                                                 =======             =======
Diluted:
   As reported                                   $  0.41             $  0.81
   Pro forma adjustments                           (0.01)               0.00
                                                 -------             -------
   Pro forma                                     $  0.40             $  0.81
                                                 =======             =======

     The Company has estimated the fair value of its performance-based option awards granted after August 1, 2005 using the Black-Scholes option valuation model. The assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation      Performance-based options   Service-based options
Assumptions                            at January 31, 2006       at January 31, 2006
---------------------------------   -------------------------   ---------------------
Expected term (in years)                        3.39                       5.72
Expected volatility                            31.10%                     34.56%
Expected dividend yield                         1.50%                      1.52%
Risk-free interest rate                         4.09%                      4.50%
Weighted-average Market value of
underlying stock at grant date                $33.89                   $37.6393
Weighted-average Exercise price               $33.89                   $37.6393
Weighted-average Fair value of
options granted during the period             $ 8.34                   $  13.10

     The total fair value of stock options vested during the six months ended January 31, 2006 and 2005 was approximately $3,100,000 for each period.

     The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company's stock. The expected dividend yield is based on the Company's historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is obtained by taking the average of the high and the low stock price on the date of grant.

     A summary of stock option activity under the Company's share-based compensation plans for the six months ended January 31, 2006 is presented below:

                                                                       Weighted-Average        Aggregate
                                                 Weighted-Average   Remaining Contractual   Intrinsic Value
           Options                Shares (000)     Exercise Price        Term (Years)            (000)
           -------                ------------   ----------------   ---------------------   ---------------
Outstanding at July 31, 2005          3,529             $18.41
New grants                              914             $36.30
Exercised                              (436)            $15.04
Forfeited or expired                    (27)            $21.42
                                      -----
Outstanding at January 31, 2006       3,980             $22.86                7.5               $67,290
                                      =====                                                     =======
Exercisable at January 31, 2006       1,984             $17.13                6.1               $44,930
                                      =====                                                     =======

     The weighted-average grant-date fair value of options granted during the six months ended January 31, 2006 and 2005, was $11.40 and $6.95, respectively. The total intrinsic value of options exercised during the six months ended January 31, 2006 and 2005, based upon the average market price during the period, was approximately $9,813,000 and $10,700,000, respectively.

NOTE H - Debt

     On January 19, 2006, the Company's unsecured $125,000,000 multi-currency revolving loan agreement was amended to increase the available amount to $200,000,000. Under the five-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of January 31, 2006, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that, based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. As of January 31, 2006, there was $100,000,000 of outstanding borrowings on the five-year revolving loan agreement.

NOTE I - Stockholders' Equity

     In September 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's Stock Option Plan and for other corporate purposes. During the six months ended January 31, 2006, the Company completed the repurchase of all 800,000 shares of its Class A Common Stock for $26,495,000 under the repurchase plan approved by the Board of Directors.

     Additional treasury shares are held by the participants of the Company's deferred compensation plan. During the six months ended January 31, 2006, the total cost of treasury shares purchased by the deferred compensation plan was $738,000. The net cost of Brady Corporation Class A common shares held in the deferred compensation plan and accounted for as treasury shares as of January 31, 2006 was $1,787,000.

NOTE J - Employee Benefit Plans

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

     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company funds benefit costs on a pay-as-you-go basis. The components of net periodic benefit cost and the amount that the Company expects to fund in fiscal 2006 are expected to be consistent with those reported thereto in Note 3 to the consolidated financial statements included in the Company's latest annual report on Form 10-K for the year ended July 31, 2005.

NOTE K - Subsequent Events

     On February 9, 2006, the Company announced that it acquired GE IDenticard Systems, Inc., based in Lancaster, Pennsylvania, and its Canadian affiliate GE Identicam located in Markham, Ontario. IDenticard is a market leader in personal identification, access control and consumable identification badges. Founded in 1970, IDenticard and Identicam had combined sales of approximately $33 million in 2005.

     On February 16, 2006, the Company announced the completion of a private placement of $200 million in ten-year notes at 5.3 percent to institutional investors. The notes will be amortized in equal installments over 7 years, beginning in 2010. Brady intends to use the net proceeds of the offering to finance previously announced acquisitions and future acquisitions, and for general corporate purposes. A portion of the proceeds was used to pay off the outstanding balance on the revolver. The sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act. The notes will not be registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

     On March 2, 2006, Brady announced that it acquired Accidental Health & Safety Pty. Ltd., and its business unit Trafalgar First Aid Pty. Ltd. The companies are suppliers and distributors of customized first-aid kits and supplies, and related safety products and signage for commercial enterprises in the Australian market and are headquartered in Glendenning, New South Wales, Australia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Brady is an international manufacturer and marketer of identification solutions and specialty materials which identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing, retail, and electronic access through the Internet. The Company operates manufacturing facilities and/or sales offices in Australia, Belgium, Brazil, Canada, China, Denmark, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Singapore, Slovakia, Spain, Sweden, Taiwan, Thailand and the United States. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.

     Sales for the quarter ended January 31, 2006, increased 17.7% to $230,974,000, compared to $196,216,000 in the same period last year. Base sales increased 9.5% compared to the same period in the prior year and acquisitions added 11.1%, while the effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar reduced sales by 2.9%. The increase in base sales for the quarter ended January 31, 2006, was largely driven by a 39.4% increase in base sales in Asia. Within Asia, China base sales alone grew 78.8% in the quarter due to seasonally strong demand for consumer electronics. Additionally, the Company continues to experience solid growth in many of its mature markets in the Americas with base growth of 5.2%. Net income for the quarter ended January 31, 2006, was $21,254,000 or $0.43 per diluted Class A Common Share, which was up 3.3% from $20,579,000 or $0.41 per share reported in the second quarter of last fiscal year. Net income growth, driven by the increased sales volume, increased less than sales due to the timing of selling, general and administrative items, lower profitability of the majority of recent acquisitions, changes in the sales mix and price pressure in the OEM electronics market. Acquired companies have been less profitable initially because they require some time to make the changes necessary to achieve the same level of profitability of our existing businesses.

     Sales for the six months ended January 31, 2006, increased 16.9% to $463,609,000, compared to $396,635,000 in the same period of fiscal 2005. Base sales were up 8.2% for the period compared to the same period in fiscal 2005. Acquisitions added 9.6% to sales and the effect of exchange rates reduced sales by 0.9%. The base sales increase for the six-month period ended January 31, 2006, was driven by seasonal demand in Asia as noted above and by strong performance in electrical and original equipment manufacturer ("OEM") markets in the Americas. Net income for the six-month period was $51,452,000 or $1.03 per diluted Class A Common Share, up 25.7% from $40,936,000 or $0.83 per share reported in the same period of last year.

     On February 17, 2006, the Company increased its fiscal 2006 guidance range to $980,000,000 to $990,000,000 in sales and net income of $100,000,000 to
$103,000,000, and diluted earnings per share of $2.00 to $2.06 for the full fiscal year ending July 31, 2006, up from previous guidance of sales of $910,000,000 to $920,000,000, net income of $98,000,000 to $100,000,000 and diluted earnings per share of $1.96 to $2.00. The Company expects capital expenditures to be approximately $26,000,000 and depreciation and amortization to be approximately $33,000,000 for the full fiscal year ending July 31, 2006. Management believes this guidance is justified based on the Company's strong performance in the first six months of fiscal 2006 and acquisitions made this fiscal year, but notes that this guidance should be viewed in light of the various factors that could affect performance described in or incorporated by reference into this report, as well as the following factors:

          - Over the last two years, the strength and seasonality of the Company's OEM electronics business has somewhat shifted the total Company seasonality trend and this trend has been factored into the Company's guidance for the full year.

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

          - Management remains cautious regarding sales and net income growth in Europe, due to the uncertain economic environment in the region.

          - The Company continues its preparations for compliance with the European directive on Waste Electrical and Electronics Equipment
               (WEEE). The new directive requires that by July 2006 all electronic and electrical equipment be free of substances as defined in the new Restrictions on the Use of Hazardous Substances (RoHS) directive. The Company could incur additional costs of compliance or loss of sales, based on availability of compliant subcomponents and the finalization of implementing regulations within each of the EU member countries.

     Looking long term, the Company intends to continue its growth strategies of developing proprietary products; making acquisitions that expand its product range, geographic presence, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of additional factors that could impact results, please refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Results of Operations

     As noted in the overview section above, net sales were 17.7% higher for the three months ended January 31, 2006 than the same quarter of the previous year. The increase was comprised of an increase of 9.5% attributed to base sales, a decrease of 2.9% due to the effect of currencies on sales, and an increase of 11.1% due to the acquisitions of Electromark, J.A.M. Plastics, Inc., Personnel Concepts, STOPware, Inc., and TruMed Technologies, Inc. in the United States, Signs & Labels Ltd. in the United Kingdom, Texit Danmark AS in Denmark, Texit Norge AS in Norway and QDP Thailand and Technology Print Supplies Ltd and its associate, Technology Supply Media Co., Ltd. in Thailand. For the six months ended January 31, 2006, sales were 16.9% higher than the same period of the previous year. The increase was comprised of an increase of 8.2% attributed to base sales, a decrease of 0.9% due to the effect of currencies on sales, and an increase of 9.6% due to the acquisitions listed above.

     Gross margin as a percentage of sales decreased from 53.5% to 50.7% for the quarter and from 53.1% to 52.0% for the six-month period ended January 31, 2006, compared to the same periods of the previous year. The gross margin decline was due to a combination of the following factors:

          - The Company's product mix is changing, with the faster growing OEM electronics business reducing gross margins overall. While gross margins are lower in this business, selling, general, and administrative expenses are lower as well.

          - Acquired companies require some time to make the changes required to achieve the same level of profitability of our existing businesses.

          - The Company's investment in manufacturing operations in Bratislava, Slovakia is ahead of schedule and represents a significant investment in cost of goods sold.

          - The Company experienced pressure on gross margins in the OEM electronics business in Asia, specifically China, and management has focused plans in place to stabilize margins in the region.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased from 34.6% to 34.2% for the quarter and from 34.3% to 32.9% for the six months ended January 31, 2006, compared to the same periods of the prior year. The decrease in SG&A as a percentage of sales is primarily due to an increase in the mix of business attributable to the OEM electronics business in Asia, which has lower SG&A expenses, offset by lower gross margins. Lower SG&A associated with acquired businesses also contributed to the decrease in SG&A as a percentage of sales. In absolute dollars, SG&A increased $11,077,000 for the quarter and $16,377,000 for the six months ended January 31, 2006, compared to the same periods in the prior year, primarily due to the addition of SG&A expenses associated with acquired businesses and increased sales volume.

     Research and development expenses as a percentage of sales decreased slightly from 3.1% to 3.0% for the quarter and from 3.0% to 2.9% for the six months ended January 31, 2006, compared to the same periods of the previous year. In dollars, research and development expenses increased from $6,099,000 to $6,829,000 for the quarter and from $11,803,000 to $13,363,000 for the six months ended January 31, 2006, compared to the same periods in the prior year. New product development continues to be a major focus of the Brady management team.

     Interest expense increased from $2,037,000 to $2,435,000 for the quarter and from $4,176,000 to $4,424,000 for the six months ended January 31, 2006, compared to the same periods in the prior year. The increase in interest expense was due to larger outstanding borrowings on the Company's line of credit during the three months and six months ended January 31, 2006, compared to the same periods in 2005.

     The Company's effective tax rate was 28.0% for the six months ended January 31, 2006, compared to 31.0% for the same period of the previous year. The improvement in the effective rate was due to a continuing shift in a portion of the Company's pre-tax income to lower tax rate countries.

     Net income as a percentage of sales decreased from 10.5% to 9.2% for the quarter and increased from 10.3% to 11.1% for the six months ended January 31, 2006, compared to the same periods in the prior year. The decrease as a percentage of sales for the quarter was due to the lower gross margins discussed above, which were mitigated by lower SG&A and tax rates. The increase for the six-month period was due to strong margin performance in the Americas region earlier in the Company's current fiscal year.

Business Segment Operating Results

Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

                                                                                   Corporate and
      (Dollars in Thousands)           Americas    Europe      Asia    Subtotals    Eliminations     Total
                                       --------   --------   -------   ---------   -------------   --------
SALES TO EXTERNAL CUSTOMERS
Three months ended:
   January 31, 2006                    $109,951   $ 76,284   $44,739   $230,974            --      $230,974
   January 31, 2005                      95,255     70,886    30,075    196,216            --       196,216

Six months ended:
   January 31, 2006                    $226,010   $150,046   $87,553   $463,609            --      $463,609
   January 31, 2005                     200,704    135,413    60,518    396,635            --       396,635

SALES GROWTH INFORMATION
Three months ended January 31, 2006:
   Base                                     5.2%       2.5%     39.4%       9.5%           --           9.5%
   Currency                                 1.3%      -9.4%     -0.7%      -2.9%           --          -2.9%
   Acquisitions                             8.9%      14.5%     10.1%      11.1%           --          11.1%
      Total                                15.4%       7.6%     48.8%      17.7%           --          17.7%

Six months ended January 31, 2006:
   Base                                     4.4%       1.5%     35.8%       8.2%           --           8.2%
   Currency                                 1.6%      -5.5%      1.4%      -0.9%           --          -0.9%
   Acquisitions                             6.6%      14.8%      7.5%       9.6%           --           9.6%
      Total                                12.6%      10.8%     44.7%      16.9%           --          16.9%

SEGMENT PROFIT (LOSS)
Three months ended:
   January 31, 2006                    $ 24,969   $ 19,989   $11,717   $ 56,675       ($2,631)     $ 54,044
   January 31, 2005                      20,431     21,601     8,709     50,741         ($585)       50,156
      Percentage increase (decrease)       22.2%      -7.5%     34.5%      11.7%        349.7%          7.8%

Six months ended:
   January 31, 2006                    $ 57,163   $ 40,767   $24,727   $122,657       ($5,017)     $117,640
   January 31, 2005                      45,811     39,733    17,619    103,163       ($2,010)      101,153
      Percentage increase                  24.8%       2.6%     40.3%      18.9%        149.6%         16.3%

NET INCOME RECONCILIATION (in thousands)

                                          Three months ended:          Six months ended:
                                       -------------------------   -------------------------
                                       January 31,   January 31,   January 31,   January 31,
                                           2006          2005          2006          2005
                                       -----------   -----------   -----------   -----------
Total profit for reportable segments    $ 56,675      $ 50,741      $122,657      $103,163
Corporate and eliminations                (2,631)         (585)       (5,017)       (2,010)
Unallocated amounts:
   Administrative costs                  (22,279)      (18,637)      (40,938)      (36,238)
   Interest - net                         (2,239)       (1,821)       (3,910)       (3,646)
   Foreign exchange                          (75)          276            61           246
   Other                                    (522)         (584)       (1,392)       (2,188)
                                        --------      --------      --------      --------
Income before income taxes                28,929        29,390        71,461        59,327
Income taxes                              (7,675)       (8,811)      (20,009)      (18,391)
                                        --------      --------      --------      --------
   Net income                           $ 21,254      $ 20,579      $ 51,452      $ 40,936
                                        ========      ========      ========      ========

     The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, other expenses not allocated to a segment and income taxes.

Americas:

     Americas sales increased 15.4% for the quarter and 12.6% for the six months ended January 31, 2006, compared to the same periods in the prior year. Base sales in local currency increased 5.2% in the quarter and 4.4% in the six-month period. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.3% in the quarter and 1.6% for the six-month period. Sales in the region were also aided by the acquisitions of Electromark, J.A.M. Plastics, Inc., Personnel Concepts, STOPware, Inc., and TruMed Technologies, Inc., which increased sales by 8.9% for the quarter and 6.6% for the six-month period. Base sales increased in both the Brady brand business and the direct marketing business. The Company is experiencing broad-based growth in the majority of its businesses and countries in this region. Canada and Brazil both continue to grow steadily over the prior year. Base sales in the U.S. increased modestly due to growth in the Brady brand business, with sales to the electrical and OEM markets being particularly strong.

     Segment profit for the region increased 22.2% to $24,969,000 from $20,431,000 for the quarter and 24.8% to $57,163,000 from $45,811,000 for the six months ended January 31, 2006, compared to the same periods in the prior year. While the region continues to experience cost increases on many of its materials and utility costs, the impact on segment profit of the increase in volume has more than offset these cost increases. As a result, segment profit growth continues to outpace sales growth in this region.

Europe:

     Europe sales increased 7.6% for the quarter and 10.8% for the six months ended January 31, 2006, compared to the same periods in the prior year. Base sales in local currency increased 2.5% in the quarter and 1.5% in the six-month period. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales within the region by 9.4% in the quarter and 5.5% in the six-month period. The acquisition of Signs & Labels in the United Kingdom, Texit Danmark AS in Denmark, and Texit Norge AS in Norway increased sales by 14.5% for the quarter and 14.8% for the six-month period.

     The increase in base sales in the region for both the quarter and the six-month period was driven by modest growth in the direct marketing business in excess of GDP as a result of continuing to add new customers and expand product offerings. This growth was partially offset by a weakening in the UK manufacturing sector and the planned exit of certain unprofitable Brady brand businesses in the region.

     Segment profit for the region decreased 7.5% to $19,989,000 from $21,601,000 for the quarter and increased 2.6% to $40,767,000 from $39,733,000 for the six months ended January 31, 2006, compared to the same periods of the prior year. The decrease for the quarter was primarily due to the impact of the stronger U.S. dollar and the profit dilution caused by the start-up of business in Slovakia. Segment profit for the six-month period reflects the benefit of acquisitions and increased base profitability offset by investment in Slovakia.

     The Slovakia operations started manufacturing in the second quarter of fiscal 2006, supplying subcontract customers in the mobile telephone industry. Production capacity will be increased over the next two quarters.

Asia:

     Asia sales increased 48.8% for the quarter and 44.7% for the six months ended January 31, 2006, compared to the same periods in the prior year. Base sales in local currency increased 39.4% in the quarter and 35.8% in the six-month period compared to the same periods last year. Sales were also affected by fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales within the region by 0.7% in the quarter and increased sales in the region by 1.4% for the six-month period. The acquisitions of QDP Thailand, Technology Print Supply and Technology Supply Media in Thailand increased sales by 10.1% for the quarter and 7.5% for the six-month period. The base sales increase is largely attributable to sales in China, which were very strong as expected in response to the seasonal build-up of consumer electronics manufacturers. Additionally, the Australia direct marketing and safety businesses continued their strong growth over the prior year.

     Segment profit for the region was up 34.5% to $11,717,000 from $8,709,000 for the quarter and 40.3% to $24,727,000 from $17,619,000 for the six months ended January 31, 2006, compared to the same periods in the prior year. The increase in profit was due primarily to increased sales volume. The Company continues to face significant pressure on gross margins due to increases in raw material prices from suppliers, expectations of quarterly price reductions from our customers, increased levels of inventories to support multiple manufacturing sites and the impact of third-party hubs.

     The Company continues to expand its management and sales teams in India and has begun the process of establishing a manufacturing presence in the Indian market. The Company expects to have an operational manufacturing facility in India by the first half of its next fiscal year. Brady has received positive signals from key customers indicating that its presence in India is important to their growth plans.

Financial Condition

     The Company's current ratio as of January 31, 2006, was 2.3 compared to 1.9 at July 31, 2005. Cash and cash equivalents were $50,742,000 at January 31, 2006, compared to $72,970,000 at July 31, 2005. Additionally, there were no short-term investments outstanding at January 31, 2006, compared to $7,100,000 outstanding at July 31, 2005, consisting of investments in auction rate securities. Working capital increased $34,265,000 during the six months ended January 31, 2006, to $175,825,000 from $141,560,000 at July 31, 2005. Accounts receivable increased $22,341,000 for the six months due to increased sales volume, acquisitions and foreign currency translation. Inventories increased $16,259,000 for the six-month period, due to acquisitions and planned increases in inventory levels in Asia to meet seasonal demand and in North America to meet demand for sales initiatives. The net decrease in current liabilities was $20,726,000 for the six-month period. The decrease was composed of a significant decrease in accrued wages due to the payment of fiscal 2005 year-end bonuses in the six-month period related to the year ended July 31, 2005. This decrease was partially offset by increases in accrued income taxes due to improved profitability and accrued liabilities associated with interest and retirement plans.

     Cash flow from operating activities totaled $20,798,000 for the six months ended January 31, 2006, compared to $43,736,000 for the same period last year. The decrease was the result of an increase in accounts receivable balances, increased inventories, a decrease in accrued liabilities related to the payment of incentives, and a decrease in income taxes payable due to foreign and domestic tax payments. These decreases were partially offset by a $10,516,000 increase in net income. In accordance with the adoption of SFAS No. 123(R), "Share Based Payment" on August 1, 2005, the Company has classified the income tax benefit from the exercise of stock options subsequent to adoption as a financing cash inflow. Prior to adoption, this tax benefit was recorded in cash flows from operations.

     The acquisitions of businesses used $100,256,000 of cash for the six months ended January 31, 2006. Capital expenditures were $17,341,000 for the six months ended January 31, 2006, compared to $9,648,000 in the same period last year, driven by the expansion of the Company's facility in Milwaukee, Wisconsin, continued expansion in Asia, and a new facility in Slovakia. Net cash provided by financing activities was $69,049,000 for the six months ended January 31, 2006, due to additional borrowings under the revolving loan agreement made in conjunction with recent acquisitions, cash proceeds from the exercise of stock options, and the income tax benefit from the exercise of stock options, partially offset by the repurchase of stock and the payment of dividends. Net cash provided in financing activities for the same period last year was $2,145,000 related to the issuance of common stock upon the exercise of stock options, partially offset by payment of dividends to the Company's stockholders.

     On March 31, 2004, the Company entered into an unsecured $125,000,000 multi-currency revolving loan agreement with a group of five banks. Under the five-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of January 31, 2006, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25,000,000 plus 50% of the consolidated net income for the prior year. The Company believes that, based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. On January 19, 2006, the agreement was amended to increase the available amount to $200,000,000. As of January 31, 2006, there was $100,000,000 of outstanding borrowings on the five-year revolving loan agreement.

     On June 30, 2004, the Company finalized a debt offering of $150,000,000 of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2006, the Company was in compliance with this covenant.

     During the six months ended January 31, 2006, the Company completed the 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10,000,000 project resulted in the consolidation of the warehouse and distribution services of several Brady facilities and will provide increased distribution efficiencies and improved logistics for customers.

     In September 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's Stock Option Plan and for other corporate purposes. During the six months ended January 31, 2006, the Company reacquired 800,000 shares of its Class A Common Stock for $26,495,000 under the repurchase plan approved by the Board of Directors. Additional treasury shares with a cost of $738,000 were purchased on behalf of the participants of the Company's deferred compensation plan.

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

Subsequent Events Affecting Financial Condition

     On February 16, 2006, the Company announced the completion of a private placement of $200 million in ten-year notes at 5.3 percent to institutional investors. The notes will be amortized in equal installments over 7 years, beginning in 2010. Brady intends to use the net proceeds of the offering to finance previously announced acquisitions and future acquisitions, and for general corporate purposes. A portion of the proceeds was used to pay off the outstanding balance on the revolver. The private placement was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act. The notes will not be registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

     On February 16, 2006, the Board of Directors declared a quarterly cash dividend to shareholders of the Company's Class A Common Stock of $0.13 per share payable on April 28, 2006 to shareholders of record at the close of business on April 10, 2006.

     Off-Balance Sheet Arrangements - The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company's financial statements.

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

Critical Accounting Estimates

     We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date and estimating the amount of share-based awards that are expected to be forfeited requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

Forward-Looking Statements

     Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 -- that is, statements related to future, not past events. In this context forward-looking statements often address our expected future business and financial performance, and often contain certain words such as "expect", "anticipate", "intend", "plan", "believe", "seek", or "may". Forward-looking statements by their nature address matters that are, to different degrees uncertain. For us, uncertainties arise from future financial performance of major markets we serve which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; future integration of and performance of acquired businesses; fluctuations in currency rates versus the US dollar; technology changes; interruptions to sources of supply; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature and those identified in reports we file with the SEC. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.

     The global nature of the Company's business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company's foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Japanese Yen and Australian Dollar. The risk of these hedging instruments is not material to the consolidated financial statements of the Company.

     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company's interest rate risk management activities is to manage the levels of the Company's fixed and floating interest rate exposure to be consistent with the Company's preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company's exposure to interest rates. As of January 31, 2006, the Company has not entered into any interest rate derivatives.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     In September 2005, the Company announced that the Board of Directors of Brady Corporation had approved a share repurchase program for up to 800,000 shares of the Company's non-voting Class A Common Stock during fiscal 2006. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's Stock Option Plan and for other corporate purposes. The following table provides information with respect to Class A Common Stock purchases by the Company during the six months ended January 31, 2006.

ISSUER PURCHASES OF SECURITIES

                                                                       TOTAL NUMBER OF
                                                                      SHARES PURCHASED
                                        TOTAL        AVERAGE PRICE       AS PART OF        MAXIMUM NUMBER OF SHARES THAT
                                      NUMBER OF         PAID PER     PUBLICLY ANNOUNCED   MAY YET BE PURCHASED UNDER THE
             PERIOD               SHARES PURCHASED       SHARE        PLANS OR PROGRAMS          PLANS OR PROGRAMS
             ------               ----------------   -------------   ------------------   ------------------------------
November 1 to November 30, 2005       103,000            $29.27            103,000                   400,000
December 1 to December 31, 2005       152,300            $36.43            152,300                   247,700
January 1 to January 31, 2006         247,700            $37.16            247,700                        --
                                      -------            ------            -------                   -------
Total                                 503,000            $35.32            503,000                        --
                                      =======            ======            =======                   =======

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders was held on November 17, 2005. At the meeting the following persons were elected to serve as the Company's directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock until the next annual meeting of shareholders and until their successors have been elected:

     Richard A. Bemis
     Robert C. Buchanan
     Mary K. Bush
     Philip M. Gresh, Jr.
     Frank W. Harris
     Frank M. Jaehnert
     Frank R. Jarc
     Peter J. Lettenberger
     Gary E. Nei
     Roger D. Peirce
     Elizabeth I. Pungello

     At the annual meeting, the shareholders, by affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock, approved the Brady Corporation 2005 Nonqualified Stock Option Plan for Non-Employee Directors (the "Plan"). Under the terms of the Plan, 300,000 Class A Non-Voting Common Shares are reserved for issuance upon exercise of options granted under the Plan. The Company filed a Form 8-K on December 1, 2005, and attached the Plan as Exhibit
10.1 to its Form 10-Q for the period ended October 31, 2005, which filings contain additional information regarding the Plan.

ITEM 6. EXHIBITS

     (a)  Exhibits

          10.1  First Amendment to Credit Agreement, dated as of January 19,
                2006
          31.1  Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
          31.2  Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
          32.1  Section 1350 Certification of Frank M. Jaehnert
          32.2  Section 1350 Certification of David Mathieson

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

                                        BRADY CORPORATION


Date: March 8, 2006                     /s/ F. M. Jaehnert
                                        ----------------------------------------
                                        F. M. Jaehnert
                                        President & Chief Executive Officer


Date: March 8, 2006                     /s/ David Mathieson
                                        ----------------------------------------
                                        David Mathieson
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)
                                        (Principal Financial Officer)