Form 10-Q
period 2006-04-30
BRADY CORP
filed 2006-05-30
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 22, 2006, there were outstanding 45,577,842 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2006	July 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,314	$72,970
Short term investments	30,000	7,100
Accounts receivable, less allowance for losses ($5,309 and $3,726, respectively)	166,962	123,453
Inventories:
Finished products	50,827	38,827
Work-in-process	11,162	9,681
Raw materials and supplies	31,863	22,227

Total inventories	93,852	70,735
Prepaid expenses and other current assets	37,402	28,114

Total current assets	418,530	302,372

Other assets:
Goodwill	452,748	332,369
Other intangible assets, net	95,189	71,647
Deferred income taxes	40,302	39,043
Other	9,145	6,305

Total other assets	597,384	449,364

Property, plant and equipment:
Cost:
Land	6,553	6,388
Buildings and improvements	73,606	65,007
Machinery and equipment	175,205	157,093
Construction in progress	10,424	6,510

	265,788	234,998
Less accumulated depreciation	150,251	136,587

Net property, plant and equipment	115,537	98,411

Total	$1,131,451	$850,147

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$60,790	$52,696
Wages and amounts withheld from employees	46,361	49,620
Taxes, other than income taxes	6,443	4,815
Accrued income taxes	23,205	24,028
Other current liabilities	32,713	29,649
Short-term borrowings and current maturities on long-term debt	126	4

Total current liabilities	169,638	160,812

Long-term debt, less current maturities	350,187	150,026
Other liabilities	56,377	42,035

Total liabilities	576,202	352,873

Stockholders’ investment:
Class A nonvoting common stock — Issued 45,881,743 and 45,877,543 shares, respectively and outstanding 45,462,077 and 45,792,199 shares, respectively	459	458
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	101,242	99,029
Income retained in the business	445,508	382,880
Treasury stock — 419,666 and 85,344 shares, respectively of Class A nonvoting common stock, at cost	(15,341)	(1,575)
Accumulated other comprehensive income	25,198	17,497
Other	(1,852)	(1,050)

Total stockholders’ investment	555,249	497,274

Total	$1,131,451	$850,147

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	(Unaudited)
	Three Months Ended April 30,			Nine Months Ended April 30,
			Percentage			Percentage
	2006	2005	Change	2006	2005	Change
Net sales	$266,494	$209,766	27.0%	$730,103	$606,401	20.4%
Cost of products sold	125,739	95,898	31.1%	348,252	282,052	23.5%

Gross margin	140,755	113,868	23.6%	381,851	324,349	17.7%

Operating expenses:
Research and development	7,314	5,941	23.1%	20,677	17,744	16.5%
Selling, general and administrative	89,215	72,384	23.3%	241,543	208,335	15.9%

Total operating expenses	96,529	78,325	23.2%	262,220	226,079	16.0%

Operating income	44,226	35,543	24.4%	119,631	98,270	21.7%

Other income and (expense):
Investment and other income — net	2,279	36	6230.6%	2,759	812	239.8%
Interest expense	(4,496)	(2,101)	114.0%	(8,920)	(6,277)	42.1%

Income before income taxes	42,009	33,478	25.5%	113,470	92,805	22.3%

Income taxes	11,763	8,522	38.0%	31,772	26,913	18.1%

Net income	$30,246	$24,956	21.2%	$81,698	$65,892	24.0%

Per Class A Nonvoting Common Share:
Basic net income	$0.62	$0.51	21.6%	$1.67	$1.35	23.7%
Diluted net income	$0.61	$0.50	22.0%	$1.64	$1.32	24.2%
Dividends	$0.13	$0.11	18.2%	$0.39	$0.33	18.2%

Per Class B Voting Common Share:
Basic net income	$0.62	$0.51	21.6%	$1.65	$1.33	24.1%
Diluted net income	$0.61	$0.50	22.0%	$1.62	$1.31	23.7%
Dividends	$0.13	$0.11	18.2%	$0.37	$0.31	19.4%

Weighted average common shares outstanding (In Thousands):
Basic	48,923	49,177		49,039	48,872
Diluted	49,833	50,192		49,962	49,754
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	(Unaudited)
	Nine Months Ended
	April 30,
	2006	2005
Operating activities:
Net income	$81,698	$65,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,973	19,991
Gain on Foreign Currency Contract	(1,517)	—
Income tax benefit from the exercise of stock options	—	4,747
Deferred income taxes	(3,500)	(2,354)
Loss on sale or disposal of property, plant & equipment	188	599
Provision for losses on accounts receivable	1,102	980
Non-cash portion of stock-based compensation expense	4,275	3,101
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(25,570)	(5,099)
Inventories	(14,123)	(8,423)
Prepaid expenses and other assets	(2,604)	(979)
Accounts payable and accrued expenses	(3,748)	(10,056)
Income taxes	(1,657)	10,107
Other liabilities	4,813	3,491

Net cash provided by operating activities	63,330	81,997

Investing activities:
Acquisition of businesses, net of cash acquired	(155,283)	(49,397)
Purchases of short-term investments	(105,800)	(34,000)
Sales of short-term investments	82,900	22,950
Purchases of property, plant and equipment	(26,291)	(14,411)
Purchase of Foreign Currency Contract	(2,134)	—
Proceeds from sale of property, plant and equipment	(51)	288
Other	(1,907)	(1,188)

Net cash used in investing activities	(208,566)	(75,758)

Financing activities:
Payment of dividends	(19,070)	(15,885)
Proceeds from the exercise of stock options	6,960	14,635
Principal payments on debt	(721)	(83,046)
Net proceeds from issuance of debt	200,000	83,000
Purchase of treasury stock	(27,299)	—
Income tax benefit from the exercise of stock options	3,707	—

Net cash provided by (used in) financing activities	163,577	(1,296)

Effect of exchange rate changes on cash	(997)	(760)

Net increase in cash and cash equivalents	17,344	4,183
Cash and cash equivalents, beginning of period	72,970	68,788

Cash and cash equivalents, end of period	$90,314	$72,971

Supplemental disclosures:
Cash paid during the period for:
Interest, net of capitalized interest	$4,572	$4,051
Income taxes, net of refunds	30,844	12,982
Acquisitions:
Fair value of assets acquired, net of cash	$61,602	$35,971
Liabilities assumed	(23,188)	(18,212)
Goodwill	116,869	31,638

Net cash paid for acquisitions	$155,283	$49,397

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2006
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
          The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 2006 and July 3l, 2005, and its results of operations for the three months and nine months ended April 30, 2006 and 2005, and its cash flows for the nine months ended April 30, 2006 and 2005. The condensed consolidated balance sheet as of July 31, 2005 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2005.
          Reclassifications — Certain prior period amounts have been reclassified to conform with the current period presentation.
NOTE B — Goodwill and Intangible Assets
          Changes in the carrying amount of goodwill for the nine months ended April 30, 2006, are as follows:

	Americas	Europe	Asia	Total
Balance as of July 31, 2005	$226,843	$73,544	$31,982	$332,369
Goodwill acquired during the period	101,734	6,102	9,033	116,869
Translation adjustments and other	901	1,258	1,351	3,510

Balance as of April 30, 2006	$329,478	$80,904	$42,366	$452,748

          Goodwill increased by $120,379 during the nine months ended April 30, 2006, including an increase of $3,510 attributable to translation adjustments and adjustments to the preliminary allocation of the purchase price of Technology Print Supplies Ltd. and its associate, Technology Supply Media Co., Ltd. in Thailand, which were acquired on July 29, 2005. The additional increase in goodwill of $116,869 for the nine months ended April 30, 2006 was due to the allocation of the purchase price for the acquisitions of STOPware, Inc., TruMed Technologies, Inc., J.A.M. Plastics Inc., Personnel Concepts, and IDenticard Systems, Inc. in the United States, Identicam Systems in Canada, Texit Danmark AS and Texit Norge AS in Europe, QDP Thailand Co. Ltd. in Asia, and Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. in Australia.

          Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	April 30, 2006				July 31, 2005
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	16	$7,210	$(4,957)	$2,253	16	$6,830	$(4,525)	$2,305
Trademarks and other	8	2,737	(1,391)	1,346	10	1,370	(1,134)	236
Customer relationships	8	71,795	(14,301)	57,494	8	51,211	(7,244)	43,967
Purchased software	4	3,523	(1,897)	1,626	5	3,148	(1,353)	1,795
Non-compete agreements	4	8,184	(4,336)	3,848	4	6,216	(3,212)	3,004
Unamortized other intangible assets:
Trademarks	N/A	28,622	—	28,622	N/A	20,340	—	20,340

Total		$122,071	$(26,882)	$95,189		$89,115	$(17,468)	$71,647

          The increase in customer relationships for the nine months ended April 30, 2006, relates to the acquisitions of STOPware, Inc., TruMed Technologies, Inc., J.A.M. Plastics Inc., Personnel Concepts, and IDenticard Systems, Inc. in the United States, Identicam Systems in Canada, Texit Danmark AS and Texit Norge AS in Europe, QDP Thailand Co. Ltd. in Asia, and Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. in Australia. The increase in trademarks for the same period is due primarily to the acquisitions of Texit Danmark AS, Texit Norge AS, J. A. M. Plastics Inc., and Personnel Concepts. The value of goodwill and intangible assets in the Condensed Consolidated Financial Statements at April 30, 2006 differs from the value assigned to them in the preliminary allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar.
          Amortization expense on intangible assets was $4,084 and $1,978 for the three-month periods ended April 30, 2006 and 2005, respectively and $9,414 and $6,062 for the nine-month periods ended April 30, 2006 and 2005, respectively. The amortization over each of the next five fiscal years is projected to be $12,773, $12,299, $11,770, $11,207 and $10,387 for the years ending July 31, 2006, 2007, 2008, 2009 and 2010, respectively.
NOTE C — Comprehensive Income
          Total comprehensive income, which is comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $34,579 and $34,619 for the three months ended April 30, 2006 and 2005, respectively and $89,399 and $82,692 for the nine months ended April 30, 2006 and 2005, respectively.

NOTE D — Net Income Per Common Share
          Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
Numerator:
Net Income	$30,246	$24,956	$81,698	$65,892
Numerator for basic and diluted Class A net income per share	30,246	24,956	81,698	65,892
Less: Preferential dividends	—	—	(758)	(751)
Less: Preferential dividends on dilutive stock options	—	—	(16)	(23)

Numerator for basic and diluted Class B net income per share	$30,246	$24,956	$80,924	$65,118

Denominator:
Denominator for basic net income per share for both Class A and Class B	48,923	49,177	49,039	48,872
Plus: Effect of dilutive stock options	910	1,015	923	882

Denominator for diluted net income per share for both Class A and Class B	49,833	50,192	49,962	49,754

Class A Non Voting Common Stock net income per share:
Basic	$0.62	$0.51	$1.67	$1.35
Diluted	$0.61	$0.50	$1.64	$1.32

Class B Voting Common Stock net income per share:
Basic	$0.62	$0.51	$1.65	$1.33
Diluted	$0.61	$0.50	$1.62	$1.31
          Options to purchase 614,500 and 621,500 shares of Class A Common Stock were excluded from the calculation of diluted net income per share for the three and nine months ended April 30, 2006, respectively, because their inclusion would have been anti-dilutive, or in the case of performance stock awards, because the number of shares ultimately issued is contingent on Company performance against metrics established for the performance period.
          Options to purchase 616,000 shares of Class A Common Stock were not included in the computation of diluted net income per share for the nine months ended April 30, 2005 because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. No options were excluded from the computation of diluted net income per share for the three months ended April 30, 2005.

NOTE E — Acquisitions
          During the nine months ended April 30, 2006, the Company acquired STOPware, Inc. (August 2005), Texit Danmark AS and Texit Norge AS (collectively “Texit”) (September 2005), TruMed Technologies, Inc. (October 2005), QDP Thailand Co. Ltd. (“QDPT”) (October 2005), J.A.M. Plastics Inc. (December 2005), Personnel Concepts (January 2006), IDenticard Systems, Inc. and Identicam Systems in Canada (February 2006) and Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd (March 2006) for a total combined purchase price, net of cash purchased, of $155,283 in cash.
          A brief description of each company acquired during the nine months ended April 30, 2006 is included below:
▪	STOPware, Inc. is located in San Jose, California and is a manufacturer of visitor-badging and lobby-security software used to identify and track visitors.

▪	Texit is a manufacturer and distributor of wire markers and cable-management products headquartered in Odense, Denmark, with operations in Ålesund, Norway.

▪	TruMed Technologies, Inc. is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota.

▪	QDPT is located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly.

▪	J.A.M. Plastics Inc. is located in Anaheim, California and specializes in the sale and manufacture of security-related accessory products including patented badge holders, lanyards and retractable badge reels.

▪	Personnel Concepts is located in Pomona, California and is a direct marketer of labor-law compliance posters and related products. Personnel Concepts also offers consultative expertise on required communication of federal and state minimum wages, HIPAA privacy regulations, and EEO compliance, among other regulatory areas.

▪	IDenticard Systems, Inc. is located in Lancaster, Pennsylvania and its affiliate Identicam Systems in Canada is located in Markham, Ontario. The Companies are market leaders in personal identification, access control and consumable identification badges.

▪	Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. are located in Glendenning, New South Wales, Australia and are suppliers and distributors of customized first-aid kits, related safety products and signage for commercial enterprises.

The allocation of the purchase price of each company acquired during the nine months ended April 30, 2006, with the exception of STOPware, Inc., is preliminary pending the final valuation of intangible assets, tangible assets and liabilities. The results of the operations of each acquisition have been included since their respective dates of acquisition in the accompanying condensed consolidated financial statements.
The combined purchase price resulted in the allocation (or preliminary allocation) to intangible assets in the accompanying Condensed Consolidated Balance Sheet as follows:

April 30, 2006
Goodwill	$116,869
Customer relationships	19,549
Trademarks	8,411
Non-compete agreements	1,451
Purchased software	378
Patents	110
Other	1,305

Total	$148,073
          Of the $116,869 allocated to goodwill, $31,301 associated with J.A.M. Plastics, Inc., TruMed Technologies, Inc. and IDenticard Systems, Inc. is expected to be deductible for tax purposes based on preliminary analysis.
          The purchase agreements for Texit, QDPT and STOPware, Inc. each include a provision for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total contingent payments of between $3,200 and $5,050 have not been accrued as liabilities in the accompanying condensed consolidated financial statements based on the accounting guidance in SFAS No. 141. The purchase agreements for QDPT and STOPware, Inc. do include holdback provisions of $310 and $200, respectively, that have been recorded as liabilities in the condensed consolidated financial statements.
          As of April 30, 2006, the allocation of the purchase price of Signs and Labels Ltd. in the U.K. remained preliminary pending the determination of the final purchase price and the final valuation of intangible assets. This company was purchased in the fourth quarter of fiscal 2005.

The following unaudited pro forma results of operations of the Company for the three and nine months ended April 30, 2006 and 2005, respectively, give effect to all acquisitions completed since August 1, 2005 as listed above as though the transactions had occurred on August 1, 2004.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Net Sales
As reported	$266,494	$209,766	$730,103	$606,401
Pro forma	267,778	235,753	773,372	678,451

Net Income
As reported	$30,246	$24,956	$81,698	$65,892
Pro forma	30,909	26,486	83,666	66,722

Per Class A Nonvoting Common Share:
Basic Earnings per share
As reported	$0.62	$0.51	$1.67	$1.35
Pro forma	0.63	0.54	1.71	1.37

Diluted Earnings per share
As reported	$0.61	$0.50	$1.64	$1.32
Pro forma	0.62	0.53	1.67	1.34

Per Class B Voting Common Share:
Basic Earnings per share
As reported	$0.62	$0.51	$1.65	$1.33
Pro forma	0.63	0.54	1.69	1.35

Diluted Earnings per share
As reported	$0.61	$0.50	$1.62	$1.31
Pro forma	0.62	0.53	1.66	1.33
These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments for amortization arising from the valuation of intangible assets, interest expense on debt issued in connection with the acquisitions, and the related income tax adjustments. The pro forma information is not necessarily indicative of the results that would have occurred had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

NOTE F — Segment Information
          The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia. Following is a summary of segment information for the three and nine months ended April 30, 2006 and 2005:

					Corporate
					and
	Americas	Europe	Asia	Subtotals	Eliminations	Totals
Three months ended April 30, 2006:
Revenues from external customers	$137,438	$80,420	$48,636	$266,494	$—	$266,494
Intersegment revenues	12,152	1,052	964	14,168	(14,168)	—
Profit (loss)	35,026	21,304	12,397	68,727	(2,724)	66,003

Three months ended April 30, 2005:
Revenues from external customers	$109,058	$71,452	$29,256	$209,766	$—	$209,766
Intersegment revenues	12,048	657	1,396	14,101	(14,101)	—
Profit (loss)	28,155	21,563	7,778	57,496	(905)	56,591

Nine Months Ended April 30, 2006:
Revenues from external customers	$363,446	$230,466	$136,191	$730,103	$—	$730,103
Intersegment revenues	42,560	3,199	4,778	50,537	(50,537)	—
Profit (loss)	92,188	62,071	37,124	191,383	(7,741)	183,642

Nine Months Ended April 30, 2005:
Revenues from external customers	$309,762	$206,865	$89,774	$606,401	$—	$606,401
Intersegment revenues	33,851	1,959	3,421	39,231	(39,231)	—
Profit (loss)	73,966	61,296	25,397	160,659	(2,915)	157,744
          Following is a reconciliation of segment profit to income before income taxes for the three and nine months ended April 30, 2006 and 2005:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2006	2005	2006	2005
Total profit from reportable segments	$68,727	$57,496	$191,383	$160,659
Corporate and eliminations	(2,724)	(905)	(7,741)	(2,915)
Unallocated amounts:
Administrative costs	(20,947)	(19,288)	(61,885)	(55,526)
Interest-net	(3,784)	(1,826)	(7,694)	(5,472)
Foreign exchange	1,574	(211)	1,635	35
Other	(837)	(1,788)	(2,228)	(3,976)

Income before income taxes	42,009	33,478	113,470	92,805
Income taxes	(11,763)	(8,522)	(31,772)	(26,913)

Net income	$30,246	$24,956	$81,698	$65,892

NOTE G — Stock-Based Compensation
          The Company has an incentive stock option plan under which the Board of Directors may grant non-qualified stock options to purchase shares of Class A Common Stock to employees. Additionally, the Company has a non-qualified stock option plan for non-employee directors under which shares of Class A Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” awards, generally expire 10 years from the date of grant. During the fiscal years ended July 31, 2006, and 2005, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. These options, referred to herein as “performance-based” awards, expire 5 years from the date of grant.
          The Company has 11,550,000 shares of Class A Common Stock authorized for issuance upon exercise of non-qualified stock options or restricted stock under various incentive stock plans as of April 30, 2006. The Company uses treasury stock or will issue new Class A Common Stock to deliver shares under these plans.
          Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three and nine months ended April 30, 2006, was $1,448 ($884 net of taxes) and $4,275 ($2,608 net of taxes), respectively. The Company expects that total stock compensation expense for the year ending July 31, 2006 will be approximately $5,800 on a pre-tax basis. As of April 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $10,909, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
          The Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
          Prior to August 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no employee stock option based compensation expense was recorded in the income statement prior to August 1, 2005 for the service-based options. For performance-based options, the Company recorded compensation expense for changes in the market value of the underlying common stock under APB No. 25. Total stock compensation expense recognized by the Company during the three and nine months ended April 30, 2005 was $1,053 ($632, net of taxes) and $2,940 ($1,861, net of taxes), respectively. The compensation cost for these periods included expense for both performance stock options and restricted stock.
          The effect of adopting SFAS 123(R) is not significant to the financial statements due to the accounting treatment for performance options. Under APB No. 25, performance options require variable accounting and the amount expensed in the income statement is dependent on the stock price at the end of the period. If the Company had continued to account for share-based compensation under APB No. 25, the compensation expense charged to the income statement related to performance options would not have been materially different than the total stock-based compensation expense charged to the income statement under SFAS 123(R) for the three and nine month periods ended April 30, 2006.

          Had compensation cost for all options granted prior to August 1, 2005 been determined based on the fair value at grant date consistent with SFAS No. 123, the Company’s net income and income per share would have been as follows for the three and nine months ended April 30, 2005:

	Three Months Ended	Nine Months Ended
	April 30, 2005	April 30, 2005
Net income:
As reported	$24,956	$65,892
Stock-based compensation expense recorded, net of tax	632	1,861
Pro forma expense, net of tax	(1,100)	(2,464)

Pro forma	$24,488	$65,289

Net income per class A common share
Basic:
As reported	$0.51	$1.35
Pro forma adjustments	(0.01)	(0.01)

Pro forma	$0.50	$1.34

Diluted:
As reported	$0.50	$1.32
Pro forma adjustments	(0.01)	(0.01)

Pro forma	$0.49	$1.31

Net income per class B common share
Basic:
As reported	$0.51	$1.33
Pro forma adjustments	(0.01)	(0.01)

Pro forma	$0.50	$1.32

Diluted:
As reported	$0.50	$1.31
Pro forma adjustments	(0.01)	(0.01)

Pro forma	$0.49	$1.30

          The Company has estimated the fair value of its performance-based option awards granted after August 1, 2005 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model as of April 30, 2006 are reflected in the following table:

Black-Scholes Option Valuation Assumptions	Performance-based options	Service-based options
Expected term (in years)	3.39	5.72
Expected volatility	31.10%	34.56%
Expected dividend yield	1.50%	1.52%
Risk-free interest rate	4.09%	4.50%
Weighted-average market value of underlying stock at grant date	$33.89	$37.64
Weighted-average exercise price	$33.89	$37.64
Weighted-average fair value of options granted during the period	$8.34	$13.10

The total fair value of stock options vested during the nine months ended April 30, 2006 and 2005 was approximately $3,100 for each period.
          The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is obtained by taking the average of the high and the low stock price on the date of grant.
          A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2006 is presented below:

			Weighted
			Average
			Remaining	Aggregate
	Shares	Weighted Average	Contractual	Intrinsic
Options	(‘000s)	Exercise Price	Term (Years)	Value

Outstanding at July 31, 2005	3,529	$18.41
New grants	914	$36.30
Exercised	(470)	$14.81
Forfeited or expired	(29)	$22.29

Outstanding at April 30, 2006	3,944	$22.95	7.3	$52,334

Exercisable at April 30, 2006	1,950	$17.22	5.9	$36,574

          The weighted-average grant date fair value of options granted during the nine months ended April 30, 2006 and 2005 was $11.40 and $6.95, respectively. The total intrinsic value of options exercised during the nine months ended April 30, 2006 and 2005, based upon the average market price during the period, was approximately $10,752 and $13,558 respectively.

NOTE H — Debt
          On January 19, 2006, the Company’s unsecured $125 million multi-currency revolving loan agreement was amended to increase the available amount to $200 million. Under the five-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of April 30, 2006, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior year. The Company believes that, based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. As of April 30, 2006, there were no outstanding borrowings on the five-year revolving loan agreement.
          On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3 percent interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company intends to use the net proceeds of the offering to finance previously announced acquisitions and future acquisitions, and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes will not be registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws.
NOTE I — Stockholders’ Investment
          In September 2005, the Company announced that the Board of Directors of the Company approved a share repurchase program for up to 800,000 shares of the Company’s Class A Common Stock during fiscal 2006. The share repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. As of January 31, 2006, the Company had completed the repurchase of all 800,000 shares of its Class A Common Stock for $26,495 under the repurchase plan approved by the Board of Directors.
          Additional treasury shares are held in the Company’s deferred compensation plan. During the nine months ended April 30, 2006, the total cost of treasury shares purchased by the deferred compensation plan was $804. The net cost of the Company’s Class A common shares held in the deferred compensation plan and accounted for as treasury shares as of April 30, 2006 was $1,853.
NOTE J — Employee Benefit Plans
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
          The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company funds benefit costs on a pay-as-you-go basis. The components of net periodic benefit cost for fiscal 2006 and the amount that the Company expects to fund in fiscal 2006 are expected to be consistent with those reported thereto in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2005.

NOTE K — Subsequent Events
          On April 7, 2006, the Company announced that it had signed a definitive agreement to acquire Tradex Converting AB, headquartered in Kungalv, Sweden. Tradex is a leading manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industries. Founded in 1965, Tradex had sales of approximately SEK 680 million (US $92.5 million based on exchange rates as of April 30, 2006) during the year ended December 31, 2005. On May 17, 2006, the Company announced that it had received regulatory approval to complete the acquisition and, on May 23, 2006, the Company completed the acquisition.
          On April 26, 2006, the Company announced that it had signed a definitive agreement to acquire Daewon Industry Corporation, based in Seoul, South Korea. Daewon is a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry. Founded in 1997, Daewon had fiscal 2005 sales of approximately $40 million. The acquisition is subject to customary regulatory approvals and is expected to close during the fourth quarter of fiscal 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
Overview
          Brady is an international manufacturer and marketer of identification solutions and specialty materials which identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing, retail, and electronic access through the Internet. The Company operates manufacturing facilities and/or sales offices in Australia, Belgium, Brazil, Canada, China, Denmark, England, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Singapore, Slovakia, Spain, Sweden, Taiwan, Thailand, Turkey and the United States. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
          Sales for the quarter ended April 30, 2006, increased 27.0% to $266,494, compared to $209,766, in the same period last year. Base sales increased 11.8% compared to the same period in the prior year and acquisitions added 17.3%, while the effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar reduced sales by 2.1%. The increase in base sales for the quarter ended April 30, 2006, was largely driven by a 48.9% increase in base sales in Asia, primarily due to growth in China, boosted by business transferred from Singapore. Additionally, the Company continues to experience solid growth in many of its mature markets in the Americas and Europe with base growth of 5.8% and 6.0%, respectively. Net income for the quarter ended April 30, 2006, was $30,246 or $0.61 per diluted Class A Common Share, which was up 21.2% from $24,956 or $0.50 per share reported in the third quarter of last fiscal year. Net income growth, driven primarily by increased business, increased slightly less than sales growth, due largely to the impact of acquisitions made within the last 12 months. In the last two fiscal years, acquired companies have tended to be less profitable than the Company’s base business. Purchase accounting can have immediate short-term impacts on acquisitions due to the valuation of backlog and manufactured profit on finished goods. Medium-term impacts include amortization on customer relationships, non-compete agreements and other intangible assets. These can negatively impact the profitability of acquisitions for a number of years. Expected synergies from the acquisitions generally take from several months to two years to realize. Initially the synergies may be negative as the Company normally invests in people and systems for the acquired companies.
          Sales for the nine months ended April 30, 2006, increased 20.4% to $730,103 compared to $606,401 in the same period last year. Base sales were up 9.5% for the period compared to the same period in fiscal 2005. Acquisitions added 12.2% to sales and the effect of exchange rates reduced sales by 1.3%. The base sales increase for the nine-month period ended April 30, 2006, was driven by increased demand in Asia as noted above and by strong performance in electrical and OEM markets in the Americas. Net income for the nine-month period was $81,698 or $1.64 per diluted Class A Common Share, up 24.0% from $65,892 or $1.32 per share reported in the same period of last year.

On May 17, 2006, the Company increased its annual guidance for fiscal 2006 increasing the sales range to $985 million to $995 million, up from the previous guidance of $980 million to $990 million, increasing the net income range to $103 million to $104 million, up from the previous guidance of $100 million to $103 million, and diluted earnings per share of $2.06 to $2.08 up from the previous guidance of $2.00 to $2.06. The Company expects capital expenditures to be approximately $32 million and depreciation and amortization to be approximately $32 million for the full fiscal year ending July 31, 2006. This guidance was issued before the closing of the acquisition of Tradex Converting AB and therefore does not include Tradex, nor does it include Daewon Industry Corp., which was announced in April 2006 and is awaiting government approval. Management believes this guidance is justified based on the Company’s strong performance in the first nine months of fiscal 2006 and acquisitions made this fiscal year, but notes that this guidance should be viewed in light of the various factors that could affect performance described in or incorporated by reference into this report, as well as the following factors:

▪	The Company continues to experience pressure from suppliers who are attempting to raise their prices as well as customers seeking cost decreases.

▪	The Company’s business operations and those of its customers and suppliers give rise to market risk exposure due to changes in foreign exchange rates. Fluctuations in the United States Dollar relative to other currencies may introduce some volatility with respect to the Company’s sales and net income guidance.

▪	Management remains cautious regarding sales and net income growth in Europe, due to the uncertain economic environment in the region.

▪	The Company continues its preparations for compliance with the European directive on Waste Electrical and Electronics Equipment (WEEE). The new directive requires that by July 2006 all electronic and electrical equipment be free of substances as defined in the new Restrictions on the Use of Hazardous Substances (RoHS) directive. The Company could incur additional costs of compliance or loss of sales, based on availability of compliant subcomponents and the finalization of globally implementing regulations.
          Looking long term, the Company intends to continue its growth strategies of developing proprietary products; making acquisitions that expand its product range, geographic presence, technical expertise or market penetration; and further improving processes to best serve customers. Going forward, business and market uncertainties may affect results. For a discussion of additional factors that could impact results, please refer to the risk factors contained in Item 1A of Part II of this report and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005.

Results of Operations
          As noted in the overview section above, net sales were 27.0% higher for the three months ended April 30, 2006 than the same quarter of the previous year. The increase was comprised of an increase of 11.8% attributed to base sales, a decrease of 2.1% due to the effect of currencies on sales, and an increase of 17.3% due to the acquisitions of J.A.M. Plastics, Inc., Personnel Concepts, STOPware, Inc., TruMed Technologies, Inc. and IDenticard Systems, Inc. in the United States, Identicam Systems in Canada, Signs & Labels Ltd. in the United Kingdom, Texit Danmark AS in Denmark, Texit Norge AS in Norway, QDP Thailand and Technology Print Supplies Ltd and its associate, Technology Supply Media Co., Ltd. in Thailand and Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. in Australia. For the nine months ended April 30, 2006, sales were 20.4% higher than the same period of the previous year. The increase was comprised of an increase of 9.5% attributed to base sales, a decrease of 1.3% due to the effect of currencies on sales, and an increase of 12.2% due to the acquisitions listed above plus the acquisition of Electromark.
          Gross margin as a percentage of sales decreased from 54.3% to 52.8% for the quarter and from 53.5% to 52.3% for the nine-month period ended April 30, 2006, compared to the same periods of the previous year. The gross margin decline was due to a combination of the following factors:
▪	The Company’s product mix is changing, with the faster growing OEM electronics business reducing gross margins overall. While gross margins are lower in the OEM business, selling, general, and administrative expenses are lower as well.

▪	Acquired companies require some time to integrate and implement synergies required to achieve the same level of profitability of our existing businesses.

▪	The Company’s investment in Bratislava, Slovakia is ahead of schedule and represents an investment in cost of goods sold due to startup costs.

▪	The Company centralized its warehouse facilities in Milwaukee, Wisconsin, resulting in moving costs in the quarter ended April 30, 2006.
          Selling, general and administrative (“SG&A”) expenses as a percentage of sales decreased from 34.5% to 33.5% for the quarter and from 34.4% to 33.1% for the nine months ended April 30, 2006, compared to the same periods of the prior year. The decrease in SG&A as a percentage of sales was primarily due to an increase in the mix of business attributable to the OEM electronics business in Asia, which has lower SG&A expenses, offset by lower gross margins. Lower SG&A associated with acquired businesses also contributed to the decrease in SG&A as a percent of sales. In absolute dollars, SG&A increased $16,831 for the quarter and $33,208 for the nine months ended April 30, 2006, compared to the same periods in the prior year, primarily due to the addition of SG&A expenses associated with acquired businesses and increased sales volume.
          Research and development expenses as a percentage of sales decreased slightly from 2.8% to 2.7% for the quarter and from 2.9% to 2.8% for the nine months ended April 30, 2006, compared to the same periods of the previous year. In absolute dollars, research and development expenses increased from $5,941 to $7,314 for the quarter and from $17,744 to $20,677 for the nine months ended April 30, 2006, compared to the same periods in the prior year. New product development and customer support continues to be a major focus of the Brady management team.
          Investment and other income increased from $36 to $2,279 for the quarter and from $812 to $2,759 for the nine months ended April 30, 2006, compared to the same periods in the prior year. The increase was primarily due to a gain of approximately $1,500 on a currency option that the Company purchased to hedge against increases in the purchase price in U.S. dollar terms of Tradex as the transaction is denominated in Swedish Krona.
          Interest expense increased from $2,101 to $4,496 for the quarter and from $6,277 to $8,920 for the nine months ended April 30, 2006, compared to the same periods in the prior year. The increase in interest expense reflects the interest expense on the private placement of $200 million in ten-year notes that was completed in the third quarter of fiscal 2006.

          The Company’s effective tax rate was 28.0% for the nine months ended April 30, 2006, compared to 29.0% for the same period of the previous year. The improvement in the effective rate was due to a continuing shift to a higher percentage of the Company’s pre-tax income to lower tax rate countries.
          Net income as a percentage of sales decreased from 11.9% to 11.3% for the quarter and increased from 10.9% to 11.2% for the nine months ended April 30, 2006, compared to the same periods in the prior year. The decrease as a percentage of sales for the quarter was due to the lower gross margins discussed above, which were partially mitigated by lower SG&A and tax rates. The increase for the nine-month period was due to strong margin performance in the Americas region earlier in the Company’s current fiscal year.

Business Segment Operating Results
Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia.

					Corporate
					and
	Americas	Europe	Asia	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2006	$137,438	$80,420	$48,636	$266,494	—	$266,494
April 30, 2005	109,058	71,452	29,256	209,766	—	209,766

Nine months ended:
April 30, 2006	$363,446	$230,466	$136,191	$730,103	—	$730,103
April 30, 2005	309,762	206,865	89,774	606,401	—	606,401

SALES GROWTH INFORMATION
Three months ended April 30, 2006:
Base	5.8%	6.0%	48.9%	11.8%	—	11.8%
Currency	1.4%	(8.4%)	0.3%	(2.1%)	—	(2.1%)
Acquisitions	18.8%	15.0%	17.1%	17.3%	—	17.3%
Total	26.0%	12.6%	66.3%	27.0%	—	27.0%

Nine months ended April 30, 2006:
Base	4.9%	3.1%	40.0%	9.5%	—	9.5%
Currency	1.5%	(6.5%)	1.0%	(1.3%)	—	(1.3%)
Acquisitions	10.9%	14.8%	10.7%	12.2%	—	12.2%
Total	17.3%	11.4%	51.7%	20.4%	—	20.4%

SEGMENT PROFIT (LOSS)
Three months ended:
April 30, 2006	$35,026	$21,304	$12,397	$68,727	($2,724)	$66,003
April 30, 2005	28,155	21,563	7,778	57,496	(905)	56,591
Percentage increase (decrease)	24.4%	(1.2%)	59.4%	19.5%	201.0%	16.6%

Nine months ended:
April 30, 2006	$92,188	$62,071	$37,124	$191,383	($7,741)	$183,642
April 30, 2005	73,966	61,296	25,397	160,659	(2,915)	157,744
Percentage increase	24.6%	1.3%	46.2%	19.1%	165.6%	16.4%

NET INCOME RECONCILIATION

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
Total profit for reportable segments	$68,727	$57,496	$191,383	$160,659
Corporate and eliminations	(2,724)	(905)	(7,741)	(2,915)
Unallocated amounts:
Administrative costs	(20,947)	(19,288)	(61,885)	(55,526)
Interest – net	(3,784)	(1,826)	(7,694)	(5,472)
Foreign exchange	1,574	(211)	1,635	35
Other	(837)	(1,788)	(2,228)	(3,976)
Income before income taxes	42,009	33,478	113,470	92,805
Income taxes	(11,763)	(8,522)	(31,772)	(26,913)
Net income	$30,246	$24,956	$81,698	$65,892
          The Company evaluates regional performance using sales and segment profit. Allocation of resources is based on a range of financial and strategic factors. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, other expenses not allocated to a segment and income taxes.
Americas:
          Americas sales increased 26.0% for the quarter and 17.3% for the nine months ended April 30, 2006, compared to the same periods in the prior year. Base sales in local currency increased 5.8% in the quarter and 4.9% in the nine-month period. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 1.4% in the quarter and 1.5% for the nine-month period. Sales in the region were also aided by the acquisitions of J.A.M. Plastics, Inc., Personnel Concepts, STOPware, Inc., TruMed Technologies, Inc., IDenticard Systems, Inc. and Identicam Systems in Canada which increased sales by 18.8% for the quarter and 10.9% for the nine-month period. Base sales increased in both the Brady brand business and the direct marketing business. Within the Brady brand business, the growth was driven by solid gains in the electric utilities, safety and electrical markets. Sales in the direct marketing business, excluding the effect of acquisitions, were up slightly over the prior year as well. Regionally, Brazil and the U.S. contributed the majority of the growth in the quarter, while Canada and Mexico experienced modest growth rates.
          Segment profit for the region increased 24.4% to $35,026 from $28,155 for the quarter and 24.6% to $92,188 from $73,966 for the nine months ended April 30, 2006, compared to the same periods in the prior year. While the region continues to experience cost increases on many of its materials and utility costs, the impact on segment profit of the increase in volume has more than offset these cost increases. As expected, the recent acquisitions have reported an initial rate of profit that is below the average of the region. As the businesses continue to integrate and achieve synergies, profit levels are expected to increase, all other things being equal.

Europe:
          Europe sales increased 12.6% for the quarter and 11.4% for the nine months ended April 30, 2006, compared to the same periods in the prior year. Base sales in local currency increased 6.0% in the quarter and 3.1% in the nine-month period. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which decreased sales within the region by 8.4% in the quarter and 6.5% in the nine-month period. The acquisition of Signs & Labels Ltd. in the United Kingdom, Texit Danmark AS in Denmark, and Texit Norge AS in Norway increased sales by 15.0% for the quarter and 14.8% for the nine-month period.
          The increase in base sales in the region for both the quarter and the nine-month period was driven by modest growth in the direct marketing business as a result of continuing to add new customers and expand product offerings. This growth was partially offset by a weakening in the U.K. manufacturing sector, a slight decline in the Brady brand business and the rationalization of certain unprofitable Brady brand product lines in the region.
          Segment profit for the region decreased 1.2% to $21,304 from $21,563 for the quarter and increased 1.3% to $62,071 from $61,296 for the nine months ended April 30, 2006, compared to the same periods of the prior year. The decrease for the quarter was primarily due to the impact of the stronger U.S. dollar and the profit dilution caused by the start-up of business in Slovakia. Segment profit for the nine-month period reflects the benefit of acquisitions and increased base profitability offset by investment in Slovakia.
          The Slovakia operations started manufacturing in the second quarter of fiscal 2006, supplying subcontract customers in the mobile telephone industry. Production capacity will be increased over the next two quarters.
Asia:
          Asia sales increased 66.3% for the quarter and 51.7% for the nine months ended April 30, 2006, compared to the same periods in the prior year. Base sales in local currency increased 48.9% in the quarter and 40.0% in the nine-month period compared to the same periods last year. Sales were also affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 0.3% in the quarter and 1.0% for the nine-month period. The acquisitions of QDP Thailand, Technology Print Supply and Technology Supply Media in Thailand and Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. in Australia increased sales by 17.1% for the quarter and 10.7% for the nine-month period. The base sales increase was largely attributable to sales in China due to continued growth in the region. Additionally, the Australia direct marketing and safety businesses continued their strong growth over the prior year.
          Segment profit for the region was up 59.4% to $12,397 from $7,778 for the quarter and 46.2% to $37,124 from $25,397 for the nine months ended April 30, 2006, compared to the same periods in the prior year. The increase in profit was due primarily to increased sales volume. The Company continues to face significant pressure on gross margins due to increases in raw material prices from suppliers and cost reduction demands from customers.
          The Company continues to expand its management and sales teams in India and has begun the process of establishing a manufacturing presence in the Indian market. The Company expects to have an operational manufacturing facility in India by the first half of its next fiscal year. The Company has received positive signals from key customers indicating that its presence in India is important to their growth plans.

Financial Condition
          The Company’s current ratio as of April 30, 2006, was 2.5 compared to 1.9 at July 31, 2005. Cash and cash equivalents were $90,314 at April 30, 2006, compared to $72,970 at July 31, 2005. Additionally, there was $30,000 of short-term investments outstanding at April 30, 2006, compared to $7,100 outstanding at July 31, 2005, consisting of investments in auction rate securities. Working capital increased $107,332 during the nine months ended April 30, 2006, to $248,892 from $141,560 at July 31, 2005. Accounts receivable increased $43,509 for the nine months due to increased sales volume, acquisitions and foreign currency translation. Inventories increased $23,117 for the nine-month period, due to acquisitions and planned increases in inventory levels in Asia to meet demand and in North America to meet demand for sales initiatives. The net increase in current liabilities was $8,826 for the nine-month period. The increase was due primarily to liabilities assumed from the acquired businesses.
          Cash flow from operating activities totaled $63,330 for the nine months ended April 30, 2006, compared to $81,997 for the same period last year. The decrease was primarily the result of an increase in accounts receivable balances, increased inventories, and a decrease in income taxes payable due to foreign and domestic tax payments. These decreases were partially offset by a $15,806 increase in net income. In accordance with the adoption of SFAS No. 123(R), “Share Based Payment” on August 1, 2005, the Company has classified the income tax benefit from the exercise of stock options subsequent to adoption as a financing cash inflow. Prior to adoption, this tax benefit was recorded in cash flows from operations and totaled $3,707 and $4,747 for the nine months ended April 30, 2006 and 2005, respectively.
          The acquisitions of businesses used $155,283 of cash for the nine months ended April 30, 2006. Capital expenditures were $26,291 for the nine months ended April 30, 2006, compared to $14,411 in the same period last year, driven by the expansion of the Company’s warehouse facility in Milwaukee, Wisconsin, continued expansion in Asia, and new facilities in Slovakia and in Canada. Net cash provided by financing activities was $163,577 for the nine months ended April 30, 2006, due to the proceeds from a private placement of $200 million in ten year notes that was completed on February 16, 2006, cash proceeds from the exercise of stock options and the income tax benefit associated with those stock option exercises, partially offset by the repurchase of stock and the payment of dividends. Net cash used in financing activities for the same period last year was $1,296 related to the payment of dividends to the Company’s stockholders, offset by cash proceeds from the exercise of stock options.
          On March 31, 2004, the Company entered into an unsecured $125 million multi-currency revolving loan agreement with a group of five banks. On January 19, 2006, the agreement was amended to increase the available amount to $200 million. Under the five-year agreement, which has a final maturity date of March 31, 2009, the Company has the option to use either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate at Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus margin). A commitment fee is payable on the unused portion. The agreement requires the Company to maintain certain financial covenants. As of April 30, 2006, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $25 million plus 50% of the consolidated net income for the prior year. The Company believes that, based on historic dividend practice, this restriction would not affect its ability to follow a similar dividend practice in the future. As of April 30, 2006, there were no outstanding borrowings on the five-year revolving loan agreement.
          On June 30, 2004, the Company completed a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2006, the Company was in compliance with this covenant.

          On February 14, 2006, the Company completed a private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company intends to use the net proceeds of the offering to finance previously announced acquisitions and future acquisitions, and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes will not be registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2006, the Company was in compliance with this covenant.
          During the nine months ended April 30, 2006, the Company completed the 60,000 square foot expansion of an existing facility in Milwaukee, Wisconsin. The approximately $10 million project resulted in the consolidation of the warehouse and distribution services of several Brady facilities and will provide increased distribution efficiencies and improved logistics for customers.
          In September 2005, the Company announced that the Board of Directors of Brady Corporation approved a share repurchase program for up to 800,000 shares of the Company’s Class A Common Stock during fiscal 2006. The share repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. During the nine months ended April 30, 2006, the Company reacquired 800,000 shares of its Class A Common Stock for $26,495 under the repurchase plan approved by the Board of Directors. Additional treasury shares with a cost of $804 were purchased on behalf of the participants of the Company’s deferred compensation plan.
          On November 10, 2005, the Securities and Exchange Commission (“SEC”) declared effective the Company’s shelf registration statement on Form S-3, which will allow the Company to issue and sell, from time to time in one or more offerings, up to an aggregate of $400 million of Class A Common Stock and debt securities as it deems prudent or necessary to raise capital at a later date. The Company plans to use the proceeds from any future offerings under the shelf registration for general corporate purposes, including, but not limited to, acquisitions, capital expenditures and refinancing of debt.
          Management believes the Company’s continued positive cash flow and available borrowings will enable the Company to execute a long-term strategy, which includes investments that expand the Company’s current market share, open new markets and geographies, develop new products and distribution channels and continue to improve the Company’s processes. This strategy also includes executing key acquisitions.
Subsequent Events Affecting Financial Condition
          On April 7, 2006, the Company announced that it had signed a definitive agreement to acquire Tradex Converting AB, headquartered in Kungalv, Sweden. Tradex is a leading manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industries. Founded in 1965, Tradex had sales of approximately SEK 680 million (US$92.5 million based on exchange rates as of April 30, 2006) during the year ended December 31, 2005. On May 17, 2006, the Company announced that it had received regulatory approval to complete the acquisition, and on May 23, 2006, the Company completed the acquisition.
          On April 26, 2006, the Company announced that it has signed a definitive agreement to acquire Daewon Industry Corporation, based in Seoul, South Korea. Daewon is a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry. Founded in 1997, Daewon had fiscal 2005 sales of approximately $40 million. The acquisition is subject to customary regulatory approvals and is expected to close during the fourth quarter of fiscal 2006.

          Off-Balance Sheet Arrangements — The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
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
          Related-Party Transactions — The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Critical Accounting Estimates
          The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date and estimating the amount of share-based awards that are expected to be forfeited requires judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.
Non-GAAP Financial Measures
          The Company presents EBITDA because its investors and lenders view this as an important indicator of the operational strength of its business. However, the EBITDA measure presented for the Company may not always be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.
          EBITDA represents net income before interest, income taxes and depreciation and amortization. EBITDA is not a calculation based on U.S. generally accepted accounting principles (U.S. GAAP). The amounts included in the EBITDA calculation, however, are derived from amounts included in the Company’s consolidated statements of income, which form part of its historical consolidated financial statements. EBITDA should not be considered as an alternative to net income or operating income as an indicator of the Company’s operating performance, or as an alternative to operating cash flows as a measure of liquidity.
          The table below reconciles the Company’s net income, calculated according to U.S. GAAP, to EBITDA.

	7/31/2001	7/31/2002	7/31/2003	7/31/2004

EBITDA
Net Income	$27,546	$28,253	$21,420	$50,871
Income Expense	418	82	121	1,231
Income Taxes	17,244	14,882	11,035	19,456
Depreciation and amortization	22,646	16,630	17,771	20,190

EBITDA (non-GAAP measure)	$67,854	$59,847	$50,347	$91,748
Fiscal 2005

				9 Months
	Q1	Q2	Q3	YTD	Q4	Total
EBITDA
Net Income	$20,357	$20,579	$24,956	$65,892	$16,055	$81,947
Interest Expense	2,139	2,037	2,101	6,277	2,126	8,403
Income Taxes	9,580	8,811	8,522	26,913	6,558	33,471
Depreciation and amortization	6,775	6,478	6,738	19,991	6,831	26,822

EBITDA (non-GAAP measure)	$38,851	$37,905	$42,317	$119,073	$31,570	$150,643
Fiscal 2006

				9 Months
	Q1	Q2	Q3	YTD	Q4	Total
EBITDA
Net Income	$30,198	$21,254	$30,246	$81,698		$81,698
Interest Expense	1,989	2,435	4,496	8,920		8,920
Income Taxes	12,334	7,675	11,763	31,772		31,772
Depreciation and amortization	7,360	7,194	9,419	23,973		23,973

EBITDA (non-GAAP measure)	$51,881	$38,558	$55,924	$146,363	$—	$146,363
Forward-Looking Statements
      The Company believes that certain statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other statements located elsewhere in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may”, “will”, “expect”, “intend”, “estimate”, “anticipate”, “believe”, “should”, “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond the Company’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For the Company, uncertainties arise from future financial performance of major markets the Company serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; the Company’s ability to retain significant contracts and customers; future competition; the Company’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; the Company’s ability to realize cost savings from operating initiatives; the Company’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of the Company’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in the Company’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part II of this Quarterly Report on Form 10-Q. These uncertainties may cause the Company’s actual future results to be materially different than those expressed in the Company’s forward-looking statements. The Company does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
          The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign-exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the Euro, Canadian Dollar, Australian Dollar and Swedish Krona. The risk of these hedging instruments is not material to the consolidated financial statements of the Company. In the third quarter of fiscal 2006, the Company purchased a currency option to hedge against increases in the purchase price in U.S. dollar terms of Tradex Converting AB, as the transaction is denominated in Swedish Krona. A gain of approximately $1.5 million was recorded in fiscal 2006 related to this option.
          The Company is exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program may include entering into approved interest rate derivatives when there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2006, the Company has not entered into any interest rate derivatives.
ITEM 4. CONTROLS AND PROCEDURES
          The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’’) as of the end of the period covered by this report (the “Evaluation Date’’). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
          There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
Before making an investment decision with respect to our stock, you should carefully consider the risks set forth below, and all other information contained in this report. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. As a result of these and other factors, the value of our Class A Common Stock could decline and you may lose all or part of your investment.
Risks Related to Our Business
Market demand for our products may be susceptible to fluctuations in the economy that may cause volatility in our results of operations.
     Sales of our products may be susceptible to changes in general economic conditions, namely general downturns in the regional economies in which we compete. Our business in the MRO market tends to vary with the nominal GDP of the local economies in which we manufacture and sell. As a result, in periods of economic contraction, our business may not grow or may decline. In the OEM market, we have been adversely affected by reduced demand for our products due to downturns in the global economy as this is a more cyclical business than the MRO business. This cyclicality can result in higher degrees of volatility in our net sales and results of operations. These more volatile markets include, but are not limited to, mobile phones, hard disk drives and electronics in personal computers and personal digital assistants.
Our current and future success could be impacted by our ability to integrate effectively acquired companies and manage our growth.
     Our growth has placed and will continue to place significant demands on our management and operational and financial resources. Since April 2003, we have acquired nineteen companies. These recent and any future acquisitions will require integration of sales and marketing, information technology, finance and administrative operations of the newly acquired business. The successful integration of acquisitions will require substantial attention from our management and the management of the acquired businesses, which could decrease the time they have to serve and attract customers. We cannot assure you that we will be able to integrate successfully these recent or any future acquisitions, that these acquisitions will operate profitably or that we will be able to achieve the financial or operational success expected from the acquisitions. Furthermore, our rapid growth in recent periods, our anticipated geographic expansion, and our planned expansion through additional acquisitions present challenges to maintain the internal control and disclosure control standards applicable to public companies under the Sarbanes-Oxley Act of 2002. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate newly acquired businesses.
If we fail to develop new products or our customers do not accept the new products we develop, our business could be affected adversely.
     Development of proprietary products is essential to the success of our core growth and our high gross margins now and in the future. Therefore, we must continue to develop new and innovative products on an ongoing basis. If we fail to make innovations, or the market does not accept our new products, then our financial condition and results of operations could be adversely affected. We continue to invest significant dollars in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause our customers to buy from a competitor or may cause us to lower our prices in order to compete. This could have an adverse impact on our profitability.

We may be adversely impacted by an inability to identify and complete acquisitions.
A large part of our growth since fiscal 2003 has come through acquisitions and a key component of our growth strategy is based upon acquisitions. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies, economic conditions, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.
We operate in highly competitive niche markets within the OEM market and may be forced to cut our prices or incur additional costs to remain competitive, which may have a negative impact on our profitability.
We face substantial competition particularly in the OEM markets we serve. Competition may force us to cut our prices or incur additional costs to remain competitive. We compete on the basis of production capabilities, engineering and R&D capabilities, materials expertise, our global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business by threatening our market shares in some markets or reducing our profit margins.
Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations.
We have a substantial amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions. As of April 30, 2006, we had $453 million of goodwill on our balance sheet, representing the excess of the total purchase price paid for our acquisitions over the fair value of the net assets we acquired, and $95 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks we acquired in our acquisitions. At April 30, 2006, goodwill and other intangible assets represented approximately 48% of our total assets. We evaluate this goodwill annually for impairment based on the fair value of each geographic operating segment, and we assess the impairment of other intangible assets quarterly based upon the expected cash flows of the acquisition. These valuations could change if there were to be future changes in our capital structure, cost of debt, interest rates, capital expenditures, or our ability to perform in accordance with our forecasts. If this estimated fair value changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing our earnings or increasing our losses in such period.
We increasingly conduct a sizable amount of our manufacturing outside of the United States, which may present additional risks to our business.
     As a result of our strong growth in developing economies, particularly in Asia, a significant portion of our sales is attributable to products manufactured outside of the United States, especially in China. More than half of our 6,600 employees and more than half of our manufacturing locations are located outside of the United States. Our international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We have a concentration of business with several large key customers in the OEM market and loss of one or more of these customers could significantly affect our results of operations.
     Several of our large key customers in the OEM market, specifically the precision die-cut business, together comprise a significant portion of our revenues. Our dependence on these large customers makes our relationships with these customers important to our business. We cannot assure you that we will be able to maintain these relationships and retain this business in the future. Because these large customers account for such a significant portion of our revenues, they possess relatively greater capacity to negotiate a reduction in the prices we charge for our products. If we are unable to provide products to our customers at prices acceptable to them, some of our customers may in the future elect to shift some or all of this business to competitors or to other sources. The loss of or reduction of business from one or more of these large key customers could have a material adverse impact on our financial condition and results of operations.
Foreign currency fluctuations could adversely affect our sales and profits.
     More than half of our revenues are derived outside of the United States. As such, fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. Through the first nine months of fiscal 2006, the strengthening U.S. dollar versus European currencies has reduced sales by approximately $13.4  million.
We depend on our key personnel and the loss of these personnel could have an adverse effect on our operations.
     Our success depends to a large extent upon the continued services of our key executives, managers and other skilled personnel. We cannot assure you that we will be able to retain our key officers and employees. The departure of our key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations could be adversely affected.
We may be unable to implement successfully anticipated changes to our information technology system.
     We anticipate upgrading certain portions of our information technology in the near future. Part of this upgrade will include an accelerated implementation of an SAP platform in our facilities in China, Europe, India, Malaysia and Singapore. We expect that this implementation of the SAP platform will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage this process or implement these upgrades as scheduled could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

The increase in our level of indebtedness could adversely affect our financial health and make us vulnerable to adverse economic conditions.
     We have incurred indebtedness to finance acquisitions and for other general corporate purposes. Any increase in our level of indebtedness could have important consequences, such as:
•	It may be difficult for us to fulfill our obligations under our credit or other debt agreements;

•	It may be more challenging or costly to obtain additional financing to fund our future growth;

•	We may be more vulnerable to future interest rate fluctuations;

•	We are required to dedicate a substantial portion of our cash flows to service our debt, thereby reducing the amount of cash available to fund new product development, capital expenditures, working capital and other general corporate activities;

•	It may place us at a competitive disadvantage relative to our competitors that have less debt; and

•	It may limit our flexibility in planning for and reacting to changes in our business.
Environmental, health and safety laws and regulations could adversely affect our business.
     Our facilities and operations are subject to numerous laws and regulations relating to air emissions, wastewater discharges, the handling of hazardous materials and wastes, manufacturing and disposal of certain materials, and regulations otherwise relating to health, safety and the protection of the environment. As a result, we may need to devote management time or expend significant resources on compliance, and we have incurred and will continue to incur capital and other expenditures to comply with these regulations. Any material costs may have a material adverse impact on our financial condition, results of operations or cash flows. Further, environmental laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS
     (a) Exhibits

2.1	Share Sale and Purchase Agreement of Tradex Holding AB

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of David Mathieson

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of David Mathieson

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: May 30, 2006	/s/ F. M. Jaehnert

F. M. Jaehnert
President & Chief Executive Officer

Date: May 30, 2006	/s/ David Mathieson

David Mathieson
Vice President & Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)