Form 10-K
period 2006-07-31
BRADY CORP
filed 2006-10-06
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2006
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑           Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2006 was approximately $1,652,282,432 (based on closing sale price of $39.77 per share on that date as reported for the New York Stock Exchange). As of September 29, 2006, there were outstanding 50,192,742 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

Page

	Compensation of Directors	III-8
	Termination of Employment and Change in Control Arrangements	III-8
	Compensation Committee Interlocks and Insider Participation	III-9
	Funded Retirement and 401(k) Plans	III-9
	Deferred Compensation Arrangements	III-9
	Compensation Committee Report on Executive Compensation	III-10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-12
Item 13.	Certain Relationships and Related Transactions	III-14
Item 14.	Principal Accounting Fees and Services	III-15

PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-1
Signatures		IV-5
Revolving Credit Facility Credit Agreement
Subsidiaries
Consent of Deloitte & Touche LLP
Certification
Certification
Section 1350 Certification
Section 1350 Certification

PART I

Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.

Item 1.	Business

(a)	General Development of Business

The Company, a Wisconsin corporation founded in 1914, currently operates 65 manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Korea, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, Japan, the Netherlands, the Philippines, Spain, Taiwan and Turkey. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.

(b)	Financial Information About Industry Segments

The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(c)	Narrative Description of Business

Overview

Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products which identify and protect premises, products and people. Brady’s core capabilities in manufacturing, channel management, printing systems, precision engineering and materials expertise make it a leading supplier to the Maintenance, Repair and Operations (“MRO”) market and to the Original Equipment Manufacturing (“OEM”) market. The Company’s ability to provide customers with a broad range of differentiated solutions both through the organic development of it’s existing business and the acquisition of competing, complementary and adjacent businesses, its commitment to quality and service, its global footprint and its diversified sales channels have made it a world leader in its markets.

Brady manufactures and markets a wide range of products for use in diverse applications. Major product lines provided to the MRO market include facility identification, safety and complementary products, wire identification products and people identification products. Major product lines provided to the OEM market include high-performance identification products for product identification, work in process identification, bar code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies and automotive electronics. Products are marketed through multiple channels, including distribution, business-to-business direct marketing and a direct sales force.

The need for the Company’s products is driven, in part, by customer specifications, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”) in the United States and other regulatory agencies around the world, or by the need to identify and track assets or to identify, direct, warn, inform, train and protect people or products. Brady serves customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, security/brand education, governmental, public utility, and a variety of other industries. The Company has a broad customer base, with the largest customer representing approximately 7% of net sales.

Competitive Strengths

Brady’s vision is to be either first or second in terms of market share in every market served. The Company’s primary growth objectives are to build upon its leading market positions, to improve performance and profitability and to expand existing activities through a multi-prong approach that incorporates both organic growth, new product development and acquisitions.

The Company believes the following competitive strengths will allow it to achieve its strategy:

Leader in Fragmented Markets.  Brady competes in niche markets where it believes it is often the leading supplier with the manufacturing expertise, infrastructure, channels and sales resources necessary to provide the required product or comprehensive solution. For example, the Company believes it is the leading supplier of wire identification products to the North American MRO market and of precision die-cut components to the mobile telecommunications market. The Company believes its leadership positions make it a preferred supplier to many of its customers and enables it to be successful in its markets, which are generally fragmented and populated with smaller or regional competitors.

Differentiated Solutions and Commitment to Innovation.  The Company believes its sophisticated engineering and manufacturing capabilities, as well as outstanding materials expertise, give it a competitive advantage in supplying customized or high specification product solutions to meet individualized customer needs. The Company has been successful in identifying and incorporating innovative technologies to create integrated and precise solutions. Additionally, it is able to use its materials expertise and its investment in research and development to provide unique products to meet the demands of end-customers in new, faster growing markets adjacent to our traditional markets, such as laboratory identification. Brady’s commitment to product innovation is reflected in its research and development efforts that include approximately 200 employees primarily dedicated to research and development activities mainly in the United States, but also in Belgium, Germany, Singapore and China.

Operational Excellence.  Brady has achieved continuous improvement in operational productivity. It employs well-developed problem solving techniques and invests in state-of-the-art equipment to capture efficiencies. The Company is largely vertically integrated and designs, manufactures and markets a majority of the products it sells. The Company has invested heavily over the last several years to centralize its North American distribution network and to standardize its Systems, Applications, and Products for data processing (“SAP”) software applications. It has consistently generated positive cash flow from operations by continually reducing costs and optimizing inventory management and the efficiency of its manufacturing operations. In addition, the Company’s focus on operational excellence has helped it deliver superior EBITDA (earnings before interest, taxes, depreciation and amortization) as a percentage of sales and returns on invested capital as compared to similar companies in its markets.

Broad Customer Base and Geographic Diversity.  Brady believes its global infrastructure mitigates the impact of an economic downturn on our business in any particular country or region, enables it to act as a primary supplier to many of its global customers and provides a solid platform for further expansion. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 57.6% of net sales in fiscal 2006. The Company’s global presence benefits many of its customers who seek a single or primary supplier to meet their global design and manufacturing requirements. Brady has over 500,000 end-customers that operate in over a dozen industries.

Disciplined Acquisition and Integration Strategy.  The Company has a dedicated team of experienced professionals that employ a disciplined acquisition strategy to acquire companies that yield sustainable shareholder value. It applies strict financial standards to evaluate all acquisitions using a model focused on return on invested capital. Since 1996, the Company has acquired and integrated 44 companies to expand geographic and market footprint, increase market share and add new technological capabilities. Brady believes its successful acquisition track record demonstrates its ability to identify and integrate acquisitions of companies that meet its selective criteria.

Channel Diversity and Strength.  Brady utilizes a wide range of channels to reach customers across a broad array of industries. It employs direct marketing expertise to meet its customers’ need for convenience. The Company also has long-standing relationships with, and is a preferred supplier to, many of its largest distributors. In addition, the Company employs a global sales team to support both distributors and end users and to serve their productivity, tracking and safety requirements. The Company believes its strong brands and reputation for quality, innovation and rapid delivery contribute to the popularity of its products with distributors, OEMs, resellers and other customers.

Deep and Talented Team.  The Company believes that its management team has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating acquisitions and improving processes through economic cycles. The international experience of its management team and its commitment to developing strong management teams in each of the local operations is a competitive advantage. In addition, the Company believes it employs a world-class team of people and dedicates significant resources to recruiting people committed to excellence and investing in their potential. The depth and breadth of knowledge within the entire organization strengthens relationships with its customers and suppliers and enables the Company to provide its customers with a high level of product and industry expertise.

Key Strategies

The Company’s primary growth objectives are to build upon its leading market positions, to improve its performance and profitability and to expand its existing activities through a multi-prong strategic approach that incorporates both organic growth and acquisitions. The Company’s key strategies include:

Capitalize on Growing Niche Markets.  The Company seeks to leverage its premier reputation, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing niche markets. Growth prospects in the MRO market are driven primarily by the general health of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify their assets and protect their employees. Demand for OEM products is primarily driven by the strength of various electronics markets, such as mobile telecommunications, disk drives and computers, as well as technological advances in these industries.

Increase Market Share.  Many Brady markets are fragmented and populated with smaller or regional competitors. The Company seeks to leverage its investment in new product development and its global sales, operations and distribution capabilities to increase market share, as well as expand its distribution channels to capture new customers. The Company employs a dedicated and experienced sales team that works closely with existing customers to identify and capture new opportunities. In addition, Brady plans to leverage the strength of its brands, the quality of its products and its long-standing relationships with key customers to build upon current market positions.

Enter New Markets.  The Company looks to leverage its quality products, global infrastructure, channel relationships and selling capabilities to effectively enter new markets, many of which are fragmented and populated with smaller competitors. For example, Brady is expanding its precision die-cut capabilities into the medical market and its identification solutions into the laboratory identification market. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products as well as seek additional applications for products in existing and new markets. The Company reviews its product portfolio on a regular basis through its standardized review process in order to identify new product opportunities.

Expand Geographically.  Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States. The Company is committed to low-cost manufacturing and to being in close proximity to its customers. Brady currently operates in 28 countries and employs approximately 3,600 people in developing regions. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.

Pursue Strategic Acquisitions.  The Company intends to continue to make complementary strategic acquisitions to further its goal of strengthening its market positions and entering new markets and geographies. Brady works to drive substantial value creation through capitalizing on its acquisition and integration acumen.

Improve Profitability.  The Company plans to continue its focus on improving operating efficiency, reducing costs, and improving productivity and return on assets. In addition, each acquisition the Company makes provides additional opportunities to improve its performance as well as the performance of the acquired company. The Company often continues to realize synergies with acquired companies several years after the acquisition date.

Products

The Company is largely vertically integrated; designing, developing, coating and producing most of its identification signs, labels and printing systems. Brady materials are manufactured out of a variety of films, predominantly coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.

The Company’s stock and custom products consist of over 500,000 stock-keeping units, including complete identification systems used to create a safer work environment, improve operating efficiencies, and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs and identification tags and markers, pipe and valve markers, asset identification tags, lockout/tagout products, security and traffic control products, and printing systems and software for creating safety and regulatory software, wire and cable markers, high-performance labels, laboratory identification labels and printing systems, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems, personal identification products, and precision die-cut solutions.

Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific customer. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through mail order and distributor sales. The Company’s most significant types of products are described below.

MRO Market Products

• Facility Identification

Informational signs and printers for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company’s sign products include admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; transformers and power pole markers; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings; photo luminescent (glow-in-the-dark) tapes.

Warehouse identification products including self-adhesive and self-aligning die-cut numbers and letters, labels, and tags used to locate and identify inventory in storage facilities such as warehouses, factories, stockrooms and other industrial facilities.

Pipe markers and valve tags including plastic or metal, self-adhesive or mechanically applied, stock or custom-designed pieces for the identification of pipes and control valves in the mechanical contractor and process industry markets. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the systems.

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

• Safety and Complementary Products

Lockout/tagout products — under OSHA regulations, all energy sources must be “locked out” while machines are being serviced or maintained to prevent accidental engagement and injury. The Company’s products allow its customers to comply with these regulations and to ensure worker safety for a wide variety of energy- and fluid-transmission systems and operating machinery.

Security and traffic control products including a variety of security seals, parking permits and wristbands designed for visitor control in financial, governmental, educational and commercial facilities including meeting and convention sites. The Company also offers a wide variety of traffic control devices including traffic signs, directional and warning signs, parking tags and permits, barriers, cones and other products including barricading, visual warning systems, floor-marking products, safety badges, and first aid cabinets/kits, among others.

• Wire and Cable Identification

Brady manufactures a broad range of wire and cable-marking products, including labels, sleeves, software that allows customers to create their own labels, and printers to print and apply them. These products mark and identify wires, cables and their termination points to facilitate manufacturing, construction, repair or maintenance of equipment, and data communication and electrical wiring systems used in virtually every industrial, power and communication market.

• People Identification

Identification systems and products including photo ID card systems that combine biometrics, digital imaging and other technologies to positively identify people; self-expiring name tags which make use of migratory ink technology which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration; and ID accessories including lanyards, badge holders, badge reels and attachments, as well as photo identification kits.

OEM Market Products

• High Performance Identification

Brady produces a complete line of label materials and printing systems to meet customers’ needs for identification requirements for product identification and bar coding that perform under harsh or demanding conditions, such as extreme temperatures, or environmental or chemical exposure. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels.

• Precision Die-Cut Parts

The Company develops customized precision die-cut products that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including cellular phones, personal data assistants, computer hard disk drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits and patient monitoring.

Other Products

The Company also designs and produces software for barcoding and inspection automation, industrial thermal-transfer printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site. The Company also offers poster printers, laminators and supplies to education and training markets.

Marketing and Sales

Brady seeks to offer high quality products with rapid response and superior service so that it can provide solutions to customers that are better, faster and more economical than those available from the Company’s competitors. The Company markets and sells its products domestically and internationally through multiple channels including direct sales, distributors, mail-order-catalog marketing, retail, and electronic access through the Internet. The Company has long-standing relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company’s sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical application and product expertise.

The Company also direct markets certain products and those of other manufacturers by catalog sales and outbound telemarketing in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalog operations are conducted through offices in the United States, Australia, Brazil, Canada, England, France, Germany and Italy, and include foreign-language catalogs.

The Company’s products are sold in a wide variety of markets within the larger MRO and OEM markets, including electrical, electronic, telecommunications, governmental, public utility, commercial building, computer disk drive, construction, general manufacturing, laboratory, transportation equipment and education.

Brands

The Company’s products go to market under a variety of brand names. The Brady brand includes high-performance labels, printers, software, safety and facility identification products, lock-out/tag-out products, and precision die-cut parts and specialty materials. Other die-cut materials are marketed as Brandon, Balkhausen, ID Technologies, Tradex Converting or Daewon products. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Prinzing brand. In addition, safety identification is marketed under the Electromark brand; poster printers for education and government markets are offered under the Varitronics name brand; direct marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop and Personnel Concepts names; security and identification badges and systems are included in the Temtec, B.I.G., Indenticard/Identicam, STOPware, J.A.M. Plastics, CIPI, PromoVision, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name; and automatic identification and bar code software is offered under the Teklynx brand.

Manufacturing Process and Raw Materials

The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.

The Company produces the majority of the pressure sensitive materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s “cellular” manufacturing processes and “just-in-time” inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Most of the Company’s manufacturing facilities have received ISO 9001 or 9002 certification.

The materials used in the products manufactured by the Company consist primarily of plastic sheets and films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, solvents and electronic components and subassemblies. In addition the Company purchases finished products for resale. The Company purchases raw materials, components and finished products from many suppliers. Generally, the Company is not dependent upon any single supplier for most critical base materials or components. In some cases, the Company has chosen to sole source materials, components or finished items for design or cost reasons. In these cases, disruptions in supply could have an impact on results for a period of time. In most cases, these disruptions would simply require qualification of new suppliers and the disruption would be modest. In a few cases, the qualification process could be more costly or take a longer period of time. In the most dramatic of cases, such as a global shortage of a critical material or component, the financial impact could be significant.

Technology and Product Development

The Company focuses its research and development efforts on material development, printing systems design and software development. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications or the Company’s own production requirements. The Company’s research and development team also supports production and marketing efforts by providing application and technical expertise.

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

The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $30.4 million, $25.1 million and $23.0 million in fiscal 2006, 2005, and 2004, respectively, on its research and development activities. In fiscal 2006, approximately 180 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Singapore and under contract with universities, other institutions and consultants.

The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

International Operations

In fiscal 2006, 2005, and 2004, sales from international operations accounted for 57.6%, 55.3%, and 55.2%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Luxembourg, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand and the United Kingdom. Most of these locations manufacture or have the capability to manufacture certain of the products they sell. In addition, Brady has sales offices in the Netherlands, Philippines, Spain, Taiwan and Turkey. Brady further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.

Competition

The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading domestic producers of self-adhesive wire markers, safety signs, pipe markers, precision die-cut materials and bar-code-label-generating software. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.

Backlog

As of July 31, 2006, the amount of the Company’s backlog orders believed to be firm was approximately $42.3 million. This compares with approximately $24.9 million and $23.2 million of backlog orders as of July 31, 2005 and 2004, respectively. Average delivery time for the Company’s orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom-designed and manufactured. Average delivery time for the direct marketing business can be as low as the same day or the next day. The Company’s backlog of $42.3 million at July 31, 2006, represents approximately 1.75 weeks of the Company’s sales guidance for fiscal 2007.

Environment

At present, the manufacturing processes for our adhesive-based products utilize certain evaporative solvents, which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. We have implemented a number of systems and procedures to reduce atmospheric emissions and/or to recover solvents. Management believes we are substantially in compliance with all environmental regulations.

Employees

As of July 31, 2006, the Company employed approximately 7,000 individuals. Upon completing the acquisition of Comprehensive Identification Products, Inc. (“CIPI”) in August, the number of individuals employed increased to approximately 8,000. We have never experienced a material work stoppage due to a labor dispute, are not a party to any negotiated labor contracts, and consider our relations with employees to be excellent. The mix of employees is changing as we employ more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.

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

The Company’s Corporate Internet address is http://www.bradycorp.com. The Company makes available, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by the Company’s insiders, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We are not including the information contained on or available through our website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Before making an investment decision with respect to our stock, you should carefully consider the risks set forth below and all other information contained in this report. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected.

Market demand for our products may be susceptible to fluctuations in the economy that may cause volatility in our results of operations.

Sales of our products may be susceptible to changes in general economic conditions, namely general downturns in the regional economies in which we compete. Our business in the MRO market tends to vary with the nominal GDP of the local economies in which we manufacture and sell. As a result, in periods of economic contraction, our business may not grow or may decline. In the OEM market, we have been adversely affected by reduced demand for our products due to downturns in the global economy as this is a more cyclical business than the MRO business. This cyclicality can result in higher degrees of volatility in our net sales and results of operations. These more volatile markets include, but are not limited to, mobile telecommunication devices, hard disk drives and electronics in personal computers and personal digital assistants.

Our current and future success could be impacted by our ability to effectively integrate acquired companies and manage our growth.

Our growth has and will continue to place significant demands on our management and operational and financial resources. Since the beginning of fiscal year 2004, we have acquired 19 companies. These recent and future acquisitions will require integration of sales and marketing, information technology, finance and administrative operations and information of the newly acquired business. The successful integration of acquisitions will require substantial attention from our management and the management of the acquired businesses, which could decrease the time they have to serve and attract customers. We cannot assure that we will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that we will be able to achieve the financial or operational success expected from the acquisitions. Furthermore, our rapid growth in recent periods, our anticipated geographic expansion, and our planned expansion through additional acquisitions present challenges to maintain the internal control and disclosure control standards applicable to public companies under the Sarbanes-Oxley Act of 2002. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate the newly acquired businesses or if our other businesses suffer on account of our increased focus on the newly acquired businesses.

If we fail to develop new products or our customers do not accept the new products we develop, our business could be affected adversely.

Development of proprietary products is key to the success of our core growth and our high gross margins now and in the future. Therefore, we must continue to develop new and innovative products and acquire and retain the necessary intellectual property rights in these products on an ongoing basis. If we fail to make innovations, or the market does not accept our new products, then our financial condition and results of operations could be adversely affected. We continue to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause our customers to buy from a competitor or may cause us to lower our prices in order to compete. This could have an adverse impact on our profitability.

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

We face substantial competition, particularly in the OEM markets we serve. Competition may force us to cut our prices or incur additional costs to remain competitive. We compete on the basis of production capabilities, engineering and R&D capabilities, materials expertise, our global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business by threatening our market shares in some markets or reducing our profit margins.

Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations.

We have a substantial amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions. As of July 31, 2006, we had $587.6 million of goodwill on our balance sheet, representing the excess of the total purchase price for our acquisitions over the fair value of the net assets we acquired, and $134.1 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks we acquired in our acquisitions. At July 31, 2006, goodwill and other intangible assets represented approximately 53% of our total assets. We evaluate this goodwill annually for impairment based on the fair value of each geographic operating segment and we assess the impairment of other intangible assets quarterly based upon the expected cash flows of the acquisition. These valuations could change if there were to be future changes in our capital structure, cost of debt, interest rates, capital expenditures, or our ability to perform in accordance with our forecasts. If this estimated fair value changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing our earnings or increasing our losses in such period.

We increasingly conduct a sizable amount of our manufacturing outside of the United States, which may present additional risks to our business.

As a result of our strong growth in developing economies, particularly in Asia, a significant portion of our sales is attributable to products manufactured outside of the United States. More than half of our 8,000 employees and more than half of our manufacturing locations are located outside of the United States. Our international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

We have a concentration of business with several large key customers in the OEM market and loss of one or more of these customers could significantly affect our results of operations.

Several of our large key customers in the OEM market, specifically the precision die-cut business, together comprise a significant portion of our revenues. As a result of our acquisition of Tradex Converting AB in May 2006, our largest customer represents approximately 7% of our net sales. Our dependence on these large customers makes our relationships with these customers important to our business. We cannot assure you that we will be able to maintain these relationships and retain this business in the future. Because these large customers account for such a significant portion of our revenues, they possess relatively greater capacity to negotiate a reduction in the prices we charge for our products. If we are unable to provide products to our customers at prices acceptable to them, some of our customers may in the future elect to shift some or all of this business to competitors or to other sources. The loss of or reduction of business from one or more of these large key customers could have a material adverse impact on our financial condition and results of operations.

Foreign currency fluctuations could adversely affect our sales and profits.

More than half of our revenues are derived outside of the United States. As such, fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. During fiscal year 2006, the strengthening U.S. dollar versus all other currencies reduced sales by approximately $3.7 million.

We depend on our key personnel and the loss of these personnel could have an adverse effect on our operations.

Our success depends to a large extent upon the continued services of our key executives, managers and other skilled personnel. We cannot assure you that we will be able to retain our key officers and employees. The departure of our key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

We may be unable to successfully implement anticipated changes to our information technology system.

We are now in the process of upgrading certain portions of our information technology. Part of this upgrade includes an accelerated implementation of an SAP platform in our facilities in China, Europe, Malaysia and Singapore. To date, we have completed the implementation at one facility in China and in India. We expect that this implementation of the SAP platform will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage this process or implement these upgrades as scheduled could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

The increase in our level of indebtedness could adversely affect our financial health and make us vulnerable to adverse economic conditions.

We have incurred indebtedness to finance acquisitions and for other general corporate purposes. Any increase in our level of indebtedness could have important consequences, such as:

•	it may be difficult for us to fulfill our obligations under our credit or other debt agreements;

•	it may be more challenging or costly to obtain additional financing to fund our future growth;

•	we may be more vulnerable to future interest rate fluctuations;

•	we may be required to dedicate a substantial portion of our cash flows to service our debt, thereby reducing the amount of cash available to fund new product development, capital expenditures, working capital and other general corporate activities;

•	it may place us at a competitive disadvantage relative to our competitors that have less debt; and

•	it may limit our flexibility in planning for and reacting to changes in our business.

Environmental, health and safety laws and regulations could adversely affect our business.

Our facilities and operations are subject to numerous laws and regulations relating to air emissions, wastewater discharges, the handling of hazardous materials and wastes, manufacturing and disposal of certain materials, and regulations otherwise relating to health, safety and the protection of the environment. Our products may also be governed by regulations in the countries where they are sold. As a result, we may need to devote management time or expend significant resources on compliance, and we have incurred and will continue to incur capital and other expenditures to comply with these regulations. Any significant costs may have a material adverse impact on our financial condition, results of operations or cash flows. Further, these laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company currently operates 65 manufacturing or distribution facilities in the following regions:

Americas:  Seventeen are located in the United States; three each in Brazil and Mexico; and two in Canada.

Europe:  Four are located in France; three each in Germany and in the United Kingdom; two in Sweden; and one each in Belgium, Denmark, Italy, Norway and Slovakia.

Asia-Pacific:  Nine are located in China; five in Australia; three in Thailand; two each in Korea and Singapore; and one each in India and Malaysia.

The Company’s present operating facilities contain a total of approximately 3.0 million square feet of space, of which approximately 2.2 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

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

Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2006		2005(1)		2004(1)
	High	Low	High	Low	High	Low

4th Quarter	$42.79	$32.94	$34.96	$28.80	$23.24	$18.14
3rd Quarter	$40.49	$34.67	$35.70	$26.30	$20.44	$17.45
2nd Quarter	$39.98	$28.20	$32.22	$26.75	$21.73	$16.99
1st Quarter	$34.22	$26.98	$27.49	$21.01	$18.24	$15.84

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders

As of September 29, 2006, there were 697 Class A Common Stock shareholders of record and approximately 4,000 beneficial shareholders. There are 3 Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities in the fourth quarter of fiscal 2006.

(d)	Dividends

The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus 75% of the consolidated net income for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.

During the two most recent fiscal years and for the first quarter of fiscal 2007, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	Year
	Ending
	2007	2006				2005
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Class A	$0.14	$0.13	$0.13	$0.13	$0.13	$0.11	$0.11	$0.11	$0.11
Class B	0.123	0.113	0.13	0.13	0.13	0.093	0.11	0.11	0.11

Dividends in the above table have been adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2002 through 2006

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Operating Data
Net Sales	$1,018,436	$816,447	$671,219	$554,866	$516,962
Gross Margin	525,755	433,276	345,361	279,149	260,776
Operating Expenses:
Research and development	30,443	25,078	23,028	18,873	17,271
Selling, general and administrative	338,796	285,746	248,171	219,861	199,282
Restructuring charge — net	—	—	3,181	9,589	2,720

Total operating expenses	369,239	310,824	274,380	248,323	219,273

Operating Income	156,516	122,452	70,981	30,826	41,503
Other (Expense) Income:
Investment and other income — net	2,403	1,369	577	1,750	1,714
Interest expense	(14,231)	(8,403)	(1,231)	(121)	(82)

Net other (expense) income	(11,828)	(7,034)	(654)	1,629	1,632

Income before income taxes	144,688	115,418	70,327	32,455	43,135
Income Taxes	40,513	33,471	19,456	11,035	14,882

Net Income	$104,175	$81,947	$50,871	$21,420	$28,253

Net Income Per Common Share — (Diluted):
Class A nonvoting	$2.07	$1.64	$1.07	$0.46	$0.60
Class B voting	$2.05	$1.63	$1.05	$0.44	$0.59
Cash Dividends on:
Class A common stock	$0.52	$0.44	$0.42	$0.40	$0.38
Class B common stock	$0.50	$0.42	$0.40	$0.39	$0.37
Balance Sheet at July 31:
Working capital	$240,537	$141,560	$131,706	$123,878	$135,764
Total assets	1,365,186	850,147	697,900	449,519	420,525
Long-term obligations, less current maturities	350,018	150,026	150,019	568	3,751
Stockholders’ investment	746,046	497,274	403,315	338,961	324,242
Cash Flow Data:
Net cash provided by operating activities	114,896	119,103	87,646	57,316	54,251
Depreciation and amortization	35,144	26,822	20,190	17,771	16,630
Capital expenditures	(39,410)	(21,920)	(14,892)	(14,438)	(13,095)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal 2006, the Company posted record sales of $1,018.4 million and record net income of $104.2 million, an increase of 24.7% and 27.1%, respectively, over fiscal 2005. The increase was the result of disciplined execution of the Company’s business plan and successful integration of acquisitions, aided by a good economy. Changes in foreign exchange rates had minimal impact on the results for fiscal 2006.

Of the 24.7% increase in sales, organic growth accounted for 9.2%, acquisitions added 16.0%, and foreign currency lowered sales by 0.5%. Americas sales increased 19.4%, European sales rose 16.3%, and sales from the Asia-Pacific operations increased 61.4%.

Net income for fiscal 2006 rose 27.1% to $104.2 million or $2.07 per diluted share of Class A Common Stock, compared to $81.9 million, or $1.64 per diluted share of Class A Common Stock in fiscal 2005.

In fiscal 2006, the Company continued to focus on leveraging its strengths and continued its drive to become the number one or number two leader in the markets that it serves. Acquisitions focused on businesses that management understands well in order to deepen market penetration or expand the Company’s global footprint. The Company also invested in expanding many of its global operations with new equipment and capacity.

Brady acquired 11 companies in fiscal 2006 — businesses that span the globe from the Americas to Europe to Asia-Pacific. We have added strategically driven acquisitions in people identification in the United States, wire identification in Europe and precision die cut businesses that give us a global leadership position in the mobile handset market, new capabilities in the hard disk drive market and strengthen our relatively small position in the medical converting market. We also strengthened our MRO business in Australia with two complementary acquisitions there.

Brady completed the addition of 90,000 square feet to its corporate headquarters in Milwaukee, Wisconsin for a consolidated warehouse and distribution center. Other accomplishments in fiscal 2006 included the opening of a new plant in Bratislava, Slovakia and continued expansion in India and China. Brady strives to employ the same high safety and environmental standards across the globe regardless of lesser government requirements in some areas.

To fund this continued organic and acquisition growth, Brady completed its first secondary stock offering to the public, which generated approximately $157.7 million in cash. Brady remains a financially strong company, with a solid balance sheet and cash flow. In September 2006, the Company announced that it will be increasing the cash dividend payment for the 21st straight year.

Results of Operations

Year Ended July 31, 2006, Compared to Year Ended July 31, 2005

The comparability of the operating results for the fiscal years ended July 31, 2006 to July 31, 2005 has been significantly impacted by the following acquisitions completed in fiscal 2006.

Acquisitions:	Segment	Date Completed

STOPware, Inc. (“Stopware”)	Americas	August 2005
Texit Danmark AS and Texit Norge AS	Europe	September 2005
(collectively “Texit”)
TruMed Technologies, Inc. (“TruMed”)	Americas	October 2005
QDP Thailand Co., Ltd (“QDPT”)	Asia-Pacific	October 2005
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	December 2005
Personnel Concepts	Americas	January 2006
IDenticard Systems, Inc. and Identicam Systems	Americas	February 2006
(collectively “Identicard”)
Accidental Health & Safety Pty. Ltd and	Asia-Pacific	March 2006
Trafalgar First Aid Pty. Ltd.
(collectively “Accidental Health”)
Tradex Converting AB (“Tradex”)	Americas, Europe	May 2006
and Asia-Pacific
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	June 2006
Daewon Industry Corporation (“Daewon”)	Asia-Pacific	July 2006

Sales for fiscal 2006 increased by $202.0 million, or 24.7% from fiscal 2005. Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions and foreign currency effects), increased $75.4 million or 9.2% for the same period. The acquisitions listed above increased sales by $130.3 million or 16.0% in fiscal 2006 compared to fiscal 2005. Fluctuations in the exchange rates used to translate financial results into the United States Dollar caused sales to drop by $3.7 million or 0.5% for the year.

The gross margin as a percentage of sales decreased from 53.1% in fiscal 2005 to 51.6% in fiscal 2006. The decrease was primarily due to a decline in Asia-Pacific attributable to unfavorable acquisition mix, a shift in the product mix towards OEM electronics and cost pressures not offset by sales price increases, and a decline in Europe due to acquisition mix, partially offset by an increase in the Americas due to sales price increases, cost reductions and favorable acquisition mix.

Research and development expenses grew to $30.4 million in fiscal 2006 from $25.1 million in fiscal 2005, but fell slightly as a percentage of sales from 3.1% in fiscal 2005 to 3.0% in fiscal 2006. Research and development spending increases of 21.4% were offset by a 24.7% increase in sales in fiscal 2006. New product development continues to be a major focus of the Brady management team.

Selling, general and administrative (“SG&A”) expenses of $338.8 million decreased as a percentage of sales from 35.0% in fiscal 2005 to 33.3% in fiscal 2006. The decrease was due primarily to cost efficiencies gained in the existing businesses in all regions driven by organic sales growth and cost control and a change in our business mix, partially offset by higher SG&A expenses from the acquisitions completed in fiscal 2006.

Operating income increased $34.1 million to $156.5 million in fiscal 2006. As a percentage of sales, operating income increased from 15.0% in fiscal 2005 to 15.4% in fiscal 2006. The majority of the increase was due to sales growth compounded by strong cost control. The existing businesses improved operating income as a percent of sales, which more than offset the negative impact from the acquisitions completed in the year.

Investment and other income increased $1.0 million in fiscal 2006 from the prior year, primarily due to a gain of approximately $1.5 million on a currency option that the Company purchased to hedge against increases in the purchase price in U.S. dollar terms of Tradex as the transaction was denominated in Swedish Krona.

Interest expense increased $5.8 million in fiscal 2006 due to the interest on the $200 million private placement that was completed in the third quarter of fiscal 2006. The full twelve month impact of this additional fixed debt will be $10.6 million.

The Company’s effective tax rate decreased from 29.0% for fiscal 2005 to 28.0% for fiscal 2006. The improvement in the effective rate was due to a continuing shift to a higher percentage of the Company’s pre-tax income to lower tax rate countries. An effective income tax rate of 28% is expected for fiscal 2007.

Year Ended July 31, 2005, Compared to Year Ended July 31, 2004

Sales for fiscal 2005 increased by $145.2 million or 21.6% from fiscal 2004. Base sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions and foreign currency effects), increased $38.4 million or 5.7% for the same period. The acquisitions of ID Technologies (August 2004) in Singapore, Electromark (February 2005) in the United States, and Signs & Labels (June 2005) in the UK, increased sales by $85.5 million or 12.7% in fiscal 2005 compared to fiscal 2004. The results of the acquisition of Technology Print Supplies, Ltd., and its associate, Technology and Supply Media Co., Ltd. in Thailand had minimal impact on the 2005 results because they were purchased at the close of business on July 29, 2005. The increase in sales was also aided by the positive effect of fluctuations in the exchange rates used to translate financial results into the United States Dollar, which increased sales by $21.3 million or 3.2% for the year.

The gross margin as a percentage of sales increased from 51.5% in fiscal 2004 to 53.1% in fiscal 2005. The increase was primarily due to the following two factors:

1. Improved product mix attributable to EMED products, which carry a higher gross margin; and

2.	Improvement in North American margins due to improved product mix and continued cost control efforts.
This increase was partially offset by decreased margins due to increased sales in Asia-Pacific, where gross margins are lower due to a higher percentage of business coming from OEM electronics customers.

Research and development expenses as a percentage of sales fell from 3.4% in fiscal 2004 to 3.1% in fiscal 2005. Research and development spending increases of 8.9% were offset by a 21.6% increase in sales in fiscal 2005. Research and development spending was lower than expected in the first three quarters of fiscal 2005 as it took longer than expected to hire senior-level research and development personnel. In the fourth quarter of fiscal 2005, research and development spending increased 15.5% over the same period in fiscal 2004.

Selling, general and administrative expenses as a percentage of sales decreased to 35.0% in fiscal 2005 from 37.0% in fiscal 2004. The decrease was due primarily to the use of existing resources to service greater sales volume and the increasing sales in Asia-Pacific, which has lower selling, general and administrative costs than the other regions. Offsetting the sales volume increase were compliance costs related to the Sarbanes-Oxley Act of 2002.

Fiscal 2004 expenses included a before tax net restructuring charge of $3.2 million. Approximately $2.9 million of the charge related to severance costs for employees. The remaining amount was due to asset disposal at facilities, primarily in North America and Europe.

Operating income increased $51.5 million to $122.5 million in fiscal 2005. The majority of the increase was due to sales growth, strong cost control, the increased earnings of recent acquisitions, and the benefit of fluctuations in exchange rates. The 2004 operating income included $3.2 million of restructuring costs.

Investment and other income increased $0.8 million in fiscal 2005 from the prior year, primarily due to the net effect of foreign exchange rates on the Company’s hedge contracts and on short-term intercompany loans.

Interest expense increased $7.2 million in fiscal 2005 due to the interest on the debt related to the acquisition of EMED. Fiscal 2005 included a full year of interest, while fiscal 2004 included less than three months.

The Company’s effective tax rate increased from 27.7% for fiscal 2004 to 29.0% for fiscal 2005. The fiscal 2004 effective tax rate included $3.0 million related to the completion of the federal income tax audit of fiscal years

2000 through 2002. The improvement in the effective rate (excluding the tax audit adjustment) was due to a shift in a portion of the Company’s pre-tax income to lower tax countries.

Business Segment Operating Results

Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia-Pacific.

					Corporate and
(Dollars in thousands)	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Total

SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2006	$498,916	$319,432	$200,088	$1,018,436	—	$1,018,436
July 31, 2005	417,780	274,691	123,976	816,447	—	816,447
July 31, 2004	341,975	248,255	80,989	671,219	—	671,219
SALES GROWTH INFORMATION
Year ended July 31, 2006:
Organic	5.0%	4.2%	34.7%	9.2%	—	9.2%
Currency	1.5%	(4.3)%	1.6%	(0.5)%	—	(0.5)%
Acquisitions	12.9%	16.4%	25.1%	16.0%	—	16.0%

Total	19.4%	16.3%	61.4%	24.7%	—	24.7%
Year ended July 31, 2005:
Organic	4.4%	2.5%	21.4%	5.7%	—	5.7%
Currency	1.2%	6.0%	3.0%	3.2%	—	3.2%
Acquisitions	16.6%	2.2%	28.7%	12.7%	—	12.7%

Total	22.2%	10.7%	53.1%	21.6%	—	21.6%
SEGMENT PROFIT (LOSS)
Years ended:
July 31, 2006	$122,525	$83,970	$49,316	$255,811	$(10,633)	$245,178
July 31, 2005	98,193	79,792	34,228	212,213	(4,845)	207,368
July 31, 2004	60,132	66,404	22,768	149,304	(4,696)	144,608

NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
	2006	2005	2004

Total profit for reportable segments	$255,811	$212,213	$149,304
Corporate and eliminations	(10,633)	(4,845)	(4,696)
Unallocated amounts:
Administrative costs	(88,662)	(84,916)	(70,446)
Interest (expense) income — net	(14,231)	(8,403)	(1,231)
Restructuring charge, net	—	—	(3,181)
Investment and other income	2,403	1,369	577

Income before income taxes	144,688	115,418	70,327
Income taxes	(40,513)	(33,471)	(19,456)

Net income	$104,175	$81,947	$50,871

The Company evaluates regional performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, interest, restructuring charges, investment and other income and income taxes.

Americas

Sales in the Americas region increased 19.4% from fiscal 2005 to fiscal 2006, and 22.2% from fiscal 2004 to fiscal 2005. Organic growth accounted for 5.0% in 2006 and 4.4% in 2005. The organic growth in fiscal 2006 was due to strong growth in the United States in our safety, electrical, and industrial markets. Our operations in Canada, Mexico and Brazil also provided year-over-year organic sales growth in the Brady brand business. Within the direct marketing business, base sales increased over the prior year as well. The organic growth in fiscal 2005 was due partially to an improving economy in the United States and strong performance in the industrial OEM and electronics markets. Also contributing to the base growth increase were the following factors: Canada turned the corner in fiscal 2005 and posted double-digit organic growth year over year and Brazil and Mexico reported double-digit organic growth in fiscal 2005 as well. The acquisitions of Stopware, TruMed, J.A.M., Personnel Concepts and Identicard added 12.9% to fiscal 2006 sales. The acquisitions of Brandon International, Prinzing Enterprises Inc., EMED, and Electromark added 16.6% to fiscal 2005 sales. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 1.5% and 1.2% in fiscal 2006 and 2005, respectively.

In the Americas region, segment profit as a percentage of sales increased to 24.6% in 2006 from 23.5% in 2005. While the region continues to experience increases on many of its materials and utility costs, the impact on segment profit of the increase in sales volume and sales prices has more than offset these cost increases. As expected, the recent acquisitions have reported an initial rate of profit that is below the average of the region. As the businesses continue to integrate and achieve synergies, profit levels are expected to increase, all other things being equal. Comparing fiscal 2005 to 2004, segment profit as a percentage of sales increased from 17.6% to 23.5%, due to the increase in sales volume, profit from acquisitions, continuing cost savings primarily in the direct marketing business and the benefits from lower manufacturing costs of higher volume stock products as we transferred production to the Company’s Mexico subsidiary.

Europe

Sales in the European region increased 16.3% in fiscal 2006 from fiscal 2005 and 10.7% in fiscal 2005 from fiscal 2004. Organic growth in fiscal 2006 accounted for 4.2% and 2.5% in fiscal 2005. The increase in the organic growth in fiscal 2006 was due to modest growth in the direct marketing business as a result of continuing to add new customers and expand product offerings and growth from expansion into newer geographies for the Brady brand business, primarily from the expansion into Slovakia, Turkey and the Nordic region. Foreign currency translation decreased the region’s sales by 4.3% from fiscal 2005 to 2006 compared to an increase in the region’s sales by 6.0% from fiscal 2004 to 2005. The acquisitions of Texit and Tradex added 16.4% to the region’s sales in fiscal 2006 and the acquisitions of B.I.G. and Signs & Labels added 2.2% to the region’s sales in fiscal 2005.

Segment profit as a percentage of sales decreased to 26.3% in fiscal 2006 from 29.0% in fiscal 2005 and increased to 29.0% in fiscal 2005 from 26.7% in fiscal 2004. The decrease experienced in fiscal 2006 from 2005 was due to the impact of a stronger U.S. dollar, the profit dilution caused by the start-up of business in Slovakia and the integration and acquisition-related costs from the June 2005 acquisition of Signs and Labels and Tradex, as we had anticipated. As Tradex’s headquarters are in Sweden, all of the headquarter costs are reflected in the Europe segment. Excluding acquisitions in the year, Europe’s segment profit as a percent of sales increased in fiscal 2006 over fiscal 2005. The increase achieved in fiscal 2005 from 2004 was due to the restructuring activity completed during fiscal 2004 and continued operational improvements.

Asia-Pacific

Asia-Pacific sales increased 61.4% in fiscal 2006 from fiscal 2005 and 53.1% in fiscal 2005 from fiscal 2004. Organic growth accounted for 34.7% in fiscal 2006 and 21.4% in fiscal 2005. The increase in organic growth for fiscal 2006 was due to the high demand for consumer electronics and strong growth in the Australian direct marketing and safety businesses. Of the 21.4% increase in organic growth in fiscal 2005, a significant portion was driven by growth in China as the Asian economy continued to strengthen. Foreign currency translation increased the region’s sales by 1.6%

from fiscal 2005 to 2006 compared to an increase of 3.0% from fiscal 2004 to 2005. The acquisitions of Technology Print Supply and Technology Supply Media, QDPT, Accidental Health, Tradex, Carroll and Daewon added 25.1% to the region’s sales in fiscal 2006, whereas the acquisition of ID Technologies added 28.7% in fiscal 2005.

Segment profit as a percentage of sales decreased to 24.7% in fiscal 2006 from 27.6% in fiscal 2005 and to 27.6% in fiscal 2005 from 28.1% in fiscal 2004. The decrease experienced in fiscal 2006 was due to the continued shift of business mix towards the die cut business that experiences lower margins, combined with pricing pressures from our OEM customers and the lower initial rate of profit produced by the companies acquired in the region. The decrease in the profit percentage in fiscal 2005 was also due to lower margins in China as a result of a higher mix of OEM electronics, which have lower margins. As a result of these pricing pressures, we will continue to focus on generating efficiencies in our operations and the development of proprietary new solutions.

Liquidity and Capital Resources

Cash and cash equivalents were $113.0 million at July 31, 2006, compared to $73.0 million at July 31, 2005. Additionally, short-term investments, consisting of investments in auction rate securities, were $11.5 million at July 31, 2006, compared to $7.1 million at July 31, 2005. Working capital increased $98.9 million during fiscal 2006 to $240.5 million and increased $9.9 million during fiscal 2005 to $141.6 million. Accounts receivable balances increased $64.5 million from July 31, 2005 to July 31, 2006. The increase in accounts receivable was due primarily to increased sales volume, foreign currency translation and accounts receivable balances added from acquisitions completed during fiscal 2006. Inventories increased $39.2 million from July 31, 2005 to July 31, 2006 due to foreign currency translation, inventory of acquired companies, and a planned increase in inventory levels in Asia-Pacific and North America to meet demand for sales initiatives and an extended supply chain due to the use of our Mexican and Asian sourcing of purchased products. Current liabilities increased $57.8 million due to increased operating liabilities associated with acquisitions completed during fiscal 2006.

The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $114.9 million for fiscal 2006, $119.1 million for fiscal 2005 and $87.6 million for fiscal 2004. In accordance with the adoption of SFAS No. 123(R), “Share Based Payment” on August 1, 2005, the Company has classified the income tax benefit from the exercise of stock options subsequent to adoption as a financing cash inflow. Prior to adoption, this tax benefit was recorded in cash flows from operations and totaled $5.4 million and $4.4 million for the fiscal years ended July 31, 2005 and 2004, respectively. The $31.5 million increase in operating cash flows from fiscal 2004 to 2005 was primarily due to a $31.1 million increase in net income.

Capital expenditures were $39.4 million in fiscal 2006, $21.9 million in fiscal 2005 and $14.9 million in fiscal 2004. Capital expenditures in 2006 were driven by the completion of the central distribution warehouse in Milwaukee, Wisconsin, continued expansion in Asia, new facilities in Slovakia and in Canada and by upgrading existing plant and machinery. Capital expenditures in 2005 included plant expansions in China and the start of the addition of the central distribution warehouse in Milwaukee. Capital expenditures in 2004 included plant additions/expansions in China and facility improvement costs.

Financing activities provided $319.0 million of cash in fiscal 2006, used $9.7 million in fiscal 2005 and provided $146.1 million in fiscal 2004. In fiscal 2006, the Company completed a secondary public offering of 4.6 million shares of its Class A nonvoting common stock and received proceeds of approximately $157.7 million. Cash used for dividends to shareholders was $26.1 million in fiscal 2006, $21.3 million in fiscal 2005 and $19.8 million in fiscal 2004. Cash received from the exercise of stock options was $8.9 million in fiscal 2006, $15.7 million in fiscal 2005 and $19.4 million in fiscal 2004. The Company purchased treasury stock of $24.7 million in fiscal 2006, $1.6 million in fiscal 2005 and $0.6 million in fiscal 2004. In fiscal 2006, a stock repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. The Company completed the repurchase of 800,000 shares of its Class A Common Stock for $26.5 million in fiscal year 2006. The remainder of the treasury stock purchases resulted from purchases of Class A Common Stock by the Company’s deferred compensation plan.

On March 31, 2004, the Company entered into an unsecured $215.0 million multi-currency revolving loan agreement with a group of five banks. The $215.0 million was divided between a 5-year credit facility for

$125.0 million and a 364-day credit facility for $90.0 million. On July 6, 2004, the Company permanently reduced the borrowings on the 364-day facility to $0 and closed the facility. On January 19, 2006, the agreement was amended to increase the available amount under the 5-year credit facility to $200.0 million from $125.0 million (the “previous credit facility”).

On October 5, 2006, the Company entered into a $200.0 million multi-currency revolving loan agreement with a group of five banks that replaced the previous credit facility. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200.0 million up to $300.0 million.

Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of October 5, 2006, the Company was in compliance with the covenants of the new agreement, and as of July 31, 2006, the Company was in compliance with the covenants of the previous credit facility.

The new agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50.0 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During fiscal 2006 and 2005, the Company borrowed and repaid $415.7 million and $83.0 million, respectively. As of July 31, 2006 and October 5, 2006, there were $0 and $10.0 million of outstanding borrowings under the previous credit facility or the new credit facility, respectively.

On February 14, 2006, the Company completed the private placement of $200.0 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and intends to use the remainder to fund future acquisitions and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2006, the Company was in compliance with this covenant.

On June 30, 2004, the Company finalized a debt offering of $150.0 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2006, the Company was in compliance with this covenant.

Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 31.9% at July 31, 2006 and 23.2% at July 31, 2005. Long-term obligations increased by $200.0 million from July 31, 2005 to July 31, 2006 due to the private placement that was completed during the year and stockholders’ investment increased $248.3 million during this period due to net earnings for fiscal 2006 and the effect of the issuance of stock from the equity offering.

The Company intends to fund its short-term and long-term cash requirements, including its fiscal 2007 dividend payments, primarily through net cash provided by operating activities.

The Company believes that its continued strong cash flows from operations and existing borrowing capacity will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand its current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions.

Subsequent Events Affecting Liquidity and Capital Resources

On August 15, 2006, the Company completed the acquisition of CIPI, headquartered in Burlington, Massachusetts. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities and government buildings. Founded in 1966, CIPI had sales of approximately $31 million in its fiscal 2005 and currently employs approximately 900 people at operations in the United States, the Netherlands, Hong Kong and China.

On September 12, 2006, the Board of Directors announced an increase in the quarterly dividend to shareholders of the Company’s Class A Common Stock, from $0.13 to $0.14 per share. The dividend will be paid on October 31, 2006, to shareholders of record at the close of business on October 10, 2006. This dividend represents an increase of 7.7% percent and is the 21st consecutive annual increase in dividends since the Company went public in 1984.

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

Operating Leases — These leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office buildings, computer equipment and company vehicles, for which the economic profile is favorable.

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

Related Party Transactions — The Company does not have related party transactions that affect the results of operations, cash flow or financial condition.

Payments Due Under Contractual Obligations

The Company’s future commitments at July 31, 2006 for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$350,038	$20	$42,875	$100,000	$207,143
Operating Lease Obligations	51,946	15,744	20,931	8,199	7,072
Purchase Obligations(1)	47,860	47,250	400	210	0
Interest Obligations	112,750	18,310	35,519	29,598	29,323
Other Obligations(2)	7,490	628	1,370	1,521	3,971

Total	$570,084	$81,952	$101,095	$139,528	$247,509

(1)	Purchase obligations include all open purchase orders as of July 31, 2006.

(2)	Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plan as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.

Inflation and Changing Prices

Essentially all of the Company’s revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year, timing differences in instituting price changes and the large amount of part numbers make it virtually impossible to accurately define the impact of inflation on profit margins.

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

Goodwill and Intangible Assets

The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets be tested annually for impairment. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with a purchase price above $5 million must be evaluated by a professional appraisal company.

Reserves and Allowances

The Company has recorded reserves or allowances for inventory obsolescence, uncollectible accounts receivable, returns, credit memos, incurred but not reported medical claims, and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards

The information required by this Item is provided in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

Forward-Looking Statements

Brady believes that certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-K, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of this Form 10-K. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

Risk Factors

Please see the information contained in Item 1A — Risk Factors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.

The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign-currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, we hedge a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Swedish Krona and Chinese RMB currency. In the third quarter of fiscal 2006, we purchased a currency option to hedge against increases in the purchase price in U.S. dollar terms of Tradex, as the transaction was denominated in the Swedish Krona. A gain of approximately $1.5 million was recorded in fiscal 2006 due to this option.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2006, the Company had no interest rate derivatives.

Item 8.	Financial Statements and Supplementary Data

BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Milwaukee, WI
September 28, 2006

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31, 2006 and 2005

	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$113,008	$72,970
Short term investments	11,500	7,100
Accounts receivable, less allowance for losses ($6,390 and $3,726, respectively)	187,907	123,453
Inventories:
Finished products	59,365	38,827
Work-in-process	12,850	9,681
Raw materials and supplies	37,702	22,227

Total inventories	109,917	70,735
Prepaid expenses and other current assets	36,825	28,114

Total current assets	459,157	302,372

Other assets:
Goodwill	587,642	332,369
Other intangibles assets	134,111	71,647
Deferred income taxes	34,135	39,043
Other	10,235	6,305
Property, plant and equipment:
Cost:
Land	6,548	6,388
Buildings and improvements	78,418	65,007
Machinery and equipment	198,426	157,093
Construction in progress	12,098	6,510

	295,490	234,998
Less accumulated depreciation	155,584	136,587

Property, plant and equipment — net	139,906	98,411

Total	$1,365,186	$850,147

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$78,585	$52,696
Wages and amounts withheld from employees	61,778	49,620
Taxes, other than income taxes	6,231	4,815
Accrued income taxes	25,243	24,028
Other current liabilities	46,763	29,649
Short-term borrowings and current maturities on long-term obligations	20	4

Total current liabilities	218,620	160,812
Long-term obligations, less current maturities	350,018	150,026
Other liabilities	50,502	42,035

Total liabilities	619,140	352,873

Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 50,481,743 and 45,877,543 shares, respectively (aggregate liquidation preference of $42,152 and $38,308 at July 31, 2006 and 2005, respectively)	505	458
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	258,922	99,029
Earnings retained in the business	460,991	382,880
Treasury stock — 292,901 and 85,344 shares, respectively of Class A nonvoting common stock, at cost	(10,865)	(1,575)
Accumulated other comprehensive income	35,696	17,497
Other	762	(1,050)

Total stockholders’ investment	746,046	497,274

Total	$1,365,186	$850,147

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$1,018,436	$816,447	$671,219
Cost of products sold	492,681	383,171	325,858

Gross margin	525,755	433,276	345,361
Operating expenses:
Research and development	30,443	25,078	23,028
Selling, general and administrative	338,796	285,746	248,171
Restructuring charge — net	—	—	3,181

Total operating expenses	369,239	310,824	274,380

Operating income	156,516	122,452	70,981
Other income (expense):
Investment and other income — net	2,403	1,369	577
Interest expense	(14,231)	(8,403)	(1,231)

Net other expense	(11,828)	(7,034)	(654)

Income before income taxes	144,688	115,418	70,327
Income taxes	40,513	33,471	19,456

Net income	$104,175	$81,947	$50,871

Net income per common share(1):
Class A Nonvoting:
Basic	$2.10	$1.67	$1.08

Diluted	$2.07	$1.64	$1.07

Dividends	$0.52	$0.44	$0.42

Class B Voting:
Basic	$2.09	$1.66	$1.06

Diluted	$2.05	$1.63	$1.05

Dividends	$0.50	$0.42	$0.40

Weighted average Class A and Class B common shares outstanding(1)
Basic	49,494	48,967	47,298

Diluted	50,385	49,859	47,813

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended JULY 31, 2006, 2005 AND 2004

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)

Balances at July 31, 2003	$466	$47,232	$290,805	$(509)	$1,595	$(628)
Net income	—	—	50,871	—	—	—	$50,871
Net currency translation adjustment and other	—	—	—	—	7,745	—	7,745

Total comprehensive income							$58,616

Issuance of 1,607,058 shares of Class A Common Stock under stock option plan	16	19,406	—	—	—	—
Other (Note 6)	—	—	—	—	—	346
Tax benefit from exercise of stock options	—	4,406	—	—	—	—
Purchase of 32,790 shares of Class A Common Stock	—	—	—	(565)	—	—
Stock-based compensation expense	—	1,581	—	—	—	—
Cash dividends on Common Stock:
Class A — $.42 per share	—	—	(18,025)	—	—	—
Class B — $.40 per share	—	—	(1,427)	—	—	—

Balances at July 31, 2004	$482	$72,625	$322,224	$(1,074)	$9,340	$(282)

Net income	—	—	81,947	—	—	—	$81,947
Net currency translation adjustment and other	—	—	—	—	8,157	—	8,157

Total comprehensive income							$90,104

Issuance of 1,117,431 shares of Class A Common Stock under stock option plan	11	15,722	—	—	—	—
Other (Note 6)	—	—	—	—	—	(768)
Tax benefit from exercise of stock options	—	5,385	—	—	—	—
Purchase of 16,030 shares of Class A Common Stock	—	—	—	(501)	—	—
Stock-based compensation expense	—	5,297	—	—	—	—
Cash dividends on Common Stock:
Class A — $.44 per share	—	—	(19,793)	—	—	—
Class B — $.42 per share	—	—	(1,498)	—	—	—

Balances at July 31, 2005	$493	$99,029	$382,880	$(1,575)	$17,497	$(1,050)

Net income	—	—	104,175	—	—	—	$104,175
Net currency translation adjustment and other	—	—	—	—	18,199	—	18,199

Total comprehensive income							$122,374

Issuance of 4,600,000 shares of Class A Common Stock from equity offering	46	157,699	—	—	—	—
Issuance of 4,200 shares of Class A Common Stock under stock option plan	1	(8,286)	—	17,205	—	—
Other (Note 6)	—	—	—	—	—	1,812
Tax benefit from exercise of stock options	—	4,912	—	—	—	—
Purchase of 800,000 shares of Class A Common Stock	—	—	—	(26,495)	—	—
Stock-based compensation expense	—	5,568	—	—	—	—
Cash dividends on Common Stock:
Class A — $.52 per share	—	—	(24,283)	—	—	—
Class B — $.50 per share	—	—	(1,781)	—	—	—

Balances at July 31, 2006	$540	$258,922	$460,991	$(10,865)	$35,696	$762

See notes to consolidated financial statements.

Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)

Operating activities:
Net income	$104,175	$81,947	$50,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,144	26,822	20,190
Gain on foreign currency contract	(1,516)	—	—
Income tax benefit from the exercise of stock options	—	5,385	4,406
Deferred income taxes	(1,843)	(2,653)	5,172
Loss on sale of property, plant and equipment	124	743	321
Provision for losses on accounts receivable	1,152	1,216	1,450
Non-cash portion of stock-based compensation expense	5,568	5,579	1,927
Net restructuring charge accrued liability	—	—	3,221
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(13,620)	(7,132)	(11,979)
Inventories	(16,961)	(11,847)	(6,791)
Prepaid expenses and other assets	(2,163)	(3,572)	2,168
Accounts payable and accrued liabilities	10,421	8,827	15,210
Income taxes	58	9,662	(393)
Other liabilities	(5,643)	4,126	1,873

Net cash provided by operating activities	114,896	119,103	87,646

Investing activities:
Acquisitions of businesses, net of cash acquired	(351,331)	(79,926)	(228,928)
Purchases of short-term investments	(150,900)	(50,025)	(38,450)
Sales of short-term investments	146,500	48,075	42,850
Purchases of property, plant and equipment	(39,410)	(21,920)	(14,892)
Net settlement of foreign currency contract	1,516	—	—
Proceeds from sale of property, plant and equipment	546	390	448
Other	(2,203)	(1,686)	(1,533)

Net cash used in investing activities	(395,282)	(105,092)	(240,505)

Financing activities:
Payment of dividends	(26,064)	(21,291)	(19,805)
Proceeds from issuance of common stock	166,664	15,734	19,422
Principal payments on debt	(417,601)	(85,604)	(161,578)
Proceeds from issuance of debt	615,730	83,000	310,000
Purchase of treasury stock	(24,683)	(1,551)	(564)
Income tax benefit from the exercise of stock options	4,912	—	—
Debt issue costs	—	—	(1,372)

Net cash provided by (used in) provided by financing activities	318,958	(9,712)	146,103

Effect of exchange rate changes on cash	1,466	(117)	6,939

Net increase in cash and cash equivalents	40,038	4,182	183
Cash and cash equivalents, beginning of year	72,970	68,788	68,605

Cash and cash equivalents, end of year	$113,008	$72,970	$68,788

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$8,991	$7,836	$506
Income taxes, net of refunds	37,661	19,358	10,977
Acquisitions:
Fair value of assets acquired, net of cash	$167,900	$60,193	$96,656
Liabilities assumed	(63,667)	(35,113)	(8,674)
Goodwill	247,098	54,846	140,946

Net cash paid for acquisitions	$351,331	$79,926	$228,928

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2006, 2005 and 2004
(In thousands except share and per share amounts)

1.	Summary of Significant Accounting Policies

Nature of Operations — Brady Corporation (“Brady” or the “Company”) is an international manufacturer and marketer of identification solutions and specialty products which identify and protect premises, products and people. Brady’s core capabilities in manufacturing, printing systems, precision engineering and materials expertise make it a leading supplier to the Maintenance, Repair and Operations (“MRO”) market and to the Original Equipment Manufacturing (“OEM”) market.

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (the “Company”), all of which are wholly-owned, with the exception of one subsidiary where a third party retains an insignificant investment. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Available-for-Sale Securities — The Company has invested in certain marketable securities that are categorized as available-for-sale. These investments consist of auction-rate securities and have been classified as short-term investments available-for-sale for all periods presented. The amount of available-for-sale securities included in the consolidated balance sheets as of July 31, 2006 and July 31, 2005 was $11,500 and $7,100, respectively, and consists solely of auction rate securities.

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

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 30% of total inventories at July 31, 2006 and approximately 37% of total inventories at July 31, 2005) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. The carrying value of certain domestic inventories stated at FIFO cost exceeded the value of such inventories stated at LIFO cost by $8,863 and $8,499 at July 31, 2006 and 2005, respectively.

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

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

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

Changes in the carrying amount of goodwill for the years ended July 31, 2006 and 2005, are as follows:

	Americas	Europe	Asia-Pacific	Total

Balance as of July 31, 2004	$217,316	$55,848	$2,733	$275,897
Goodwill acquired during the period	8,771	18,326	28,176	55,273
Translation adjustments and other	756	(630)	1,073	1,199

Balance as of July 31, 2005	$226,843	$73,544	$31,982	$332,369

Goodwill acquired during the period	95,185	33,892	118,021	247,098
Translation adjustments and other	731	4,356	3,088	8,175

Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642

Goodwill increased by $255,273 during the year ended July 31, 2006, including an increase of $8,175 attributable to the effects of foreign currency translation and adjustments to the preliminary allocation of the purchase price of Signs and Labels Ltd. (“Signs & Labels”), in Europe which was acquired on June 24, 2005 and to Technology Print Supplies, Ltd. and its associate, Technology Supply Media Co., Ltd. (“TPS”) in Thailand, which were acquired on July 29, 2005.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following acquisitions completed in fiscal 2006 increased goodwill by the following amounts:

	Segment	Goodwill

STOPware, Inc. (“Stopware”)	Americas	$2,506
TruMed Technologies, Inc. (“TruMed”)	Americas	4,134
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	9,116
Personnel Concepts	Americas	48,154
IDenticard Systems, Inc. (“IDenticard”)	Americas	25,192
Identicam Systems (“Identicam”)	Americas	6,001
Texit Danmark AS and Texit Norge AS (collectively “Texit”)	Europe	6,043
QDP Thailand Co., Ltd. (“QDPT”)	Asia-Pacific	2,298
Daewon Industry Corporation (“Daewon”)	Asia-Pacific	18,005
Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. (collectively “Accidental Health”)	Asia-Pacific	6,895
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	12,343
Tradex Converting AB (“Tradex”)	Americas, Europe and Asia-Pacific	106,411

Goodwill increased by $56,472 during the year ended July 31, 2005, including an increase of $1,199 attributable to the effects of foreign currency translation and other. The acquisitions of Emed Co, Inc. (“EMED”) and Electromark in the Americas, ID Technologies, Inc. and TPS in Asia-Pacific, and Signs & Labels in Europe resulted in $427, $8,344, $25,926, $2,250 and $18,326 of additional goodwill, respectively.

Other intangible assets include patents, trademarks, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	July 31, 2006				July 31, 2005
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value

Amortized other intangible assets:
Patents	15	$7,885	$(5,134)	$2,751	16	$6,830	$(4,525)	$2,305
Trademarks and other	6	3,328	(2,106)	1,222	10	1,370	(1,134)	236
Customer relationships	7	109,955	(17,693)	92,262	8	51,211	(7,244)	43,967
Purchased software	5	3,288	(1,887)	1,401	5	3,148	(1,353)	1,795
Non-compete agreements	4	9,757	(4,448)	5,309	4	6,216	(3,212)	3,004
Unamortized other intangible assets:
Trademarks	N/A	31,166	—	31,166	N/A	20,340	—	20,340

Total		$165,379	$(31,268)	$134,111		$89,115	$(17,468)	$71,647

The acquisitions completed in fiscal 2006 (see Note 2 for more information) attributed to the increases in each of the categories of other intangible assets listed above. The largest components of the increase in customer relationships relates to the acquisitions of Tradex, Personnel Concepts, Daewon, IDenticard, and Carroll which added $25,076, $6,000, $5,300, $5,210, and $4,512, respectively. These assets will be amortized over a weight average amortization period of six years. The increase in non-compete agreements is primarily attributable to the

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carroll acquisition, which added $1,594. It will be amortized over a five year life. The increase in unamortized trademarks relates mainly to the acquisitions of Personnel Concepts and IDenticard, adding $7,900 and $1,680, respectively.

The value of goodwill and other intangible assets in the consolidated balance sheet at July 31, 2006 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and July 31, 2006.

Amortization expense of intangible assets during fiscal 2006, 2005, and 2004 was $13,633, $7,935, and $2,965, respectively. The amortization over each of the next five fiscal years is projected to be $19,370, $18,662, $18,098, $17,046 and $13,638 for the years ending July 31, 2007, 2008, 2009, 2010 and 2011, respectively.

Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite- lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. Based on the assessments completed in fiscal 2006, there have been no indications of impairment in the Company’s long-lived and other intangible assets.

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

The Company performed its annual assessments in the fourth quarter of the fiscal year. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2006.

Catalog Costs — Direct response catalog costs are primarily capitalized and amortized over the estimated useful lives of the publications (generally less than one year). Non-direct response catalog costs are recorded as prepaid supplies and recorded as advertising expense as they are consumed (less than one year). At July 31, 2006 and 2005, $14,331 and $13,887, respectively of prepaid catalog costs were included in prepaid expenses and other current assets.

Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The vast majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns. The Company provides for an allowance for estimated product returns, which is recognized as a deduction from sales at the time of the sale.

Sales Incentives — In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Costs — Advertising costs are expensed as incurred, except catalog costs as outlined above. Advertising expense for the years ended July 31, 2006, 2005 and 2004 were $57,253, $50,405 and $46,143, respectively.

Stock Based Compensation — Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Shared Based Payment.” In accordance with this standard, the Company recognizes the compensation cost of all share-based awards using the grant-date fair value of those awards (the “fair-value-based” method). The expense is recognized on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the year ended July 31, 2006 was $5,568 ($3,396 net of taxes). As of July 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $9,507, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during fiscal 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods are not restated under this method of adoption.

Prior to August 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no employee stock option based compensation expense was recorded in the income statement prior to August 1, 2005 for the service-based options. For performance-based options, the Company recorded compensation expense for changes in the market value of the underlying common stock under APB No. 25. The compensation costs for the fiscal years ended July 31, 2005 and 2004 included expense for both performance stock options and restricted stock.

If the Company had elected to recognize compensation cost for the stock option plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123(R), net income and net income per common share would have been changed to the pro forma amounts indicated below:

	2005	2004

Net income:
As reported	$81,947	$50,871
Stock-based compensation expense recorded, net of tax effect	3,350	1,133
Pro-forma expense, net of tax effect	(3,344)	(2,377)

Pro-forma net income, net of tax effect	$81,953	$49,627

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Net income per Class A Common Share:
Basic:
As reported	$1.67	$1.08
Pro-forma adjustments	—	(0.03)
Pro-forma net income per share	1.67	1.05
Diluted:
As reported	$1.64	$1.07
Pro-forma adjustments	—	(0.03)
Pro-forma net income per share	1.64	1.04
Net income per Class B Common Share:
Basic:
As reported	$1.66	$1.06
Pro-forma adjustments	—	(0.03)
Pro-forma net income per share	1.66	1.03
Diluted:
As reported	$1.63	$1.05
Pro-forma adjustments	—	(0.03)
Pro-forma net income per share	1.63	1.02

The fair value of stock options used to compute pro-forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal years 2005 and 2004 as follows:

	2005	2004

Risk-free interest rate	3.1%	2.6%
Expected volatility	31.1%	36.5%
Dividend yield	1.9%	2.5%
Expected option life	4.5 years	4.0 years
Weighted average estimated fair value at grant date	$7.04	$8.81

The Company has estimated the fair value of its performance-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model for fiscal year 2006 are reflected in the following table:

	Performance-Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options

Expected term (in years)	3.39	5.72
Expected volatility	31.10%	34.54%
Expected dividend yield	1.50%	1.52%
Risk-free interest rate	4.09%	4.53%
Weighted-average market value of underlying stock at grant date	$33.89	$37.62
Weighted-average exercise price	$33.89	$37.62
Weighted-average fair value of options granted	$8.34	$13.11

The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, and their related tax effects. The components of accumulated other comprehensive income were as follows:

	July 31, 2006	July 31, 2005

Unrealized (loss) gain on cash flow hedges and securities in deferred compensation plans	$(90)	$779
Deferred tax on cash flow hedges and securities in deferred compensation plans	35	(304)
Cumulative translation adjustments	35,751	17,022

Accumulated other comprehensive income	$35,696	$17,497

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

The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2006 and 2005 was $(355) and $618, respectively.

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

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed the process of evaluating the impact that will result from adopting FIN 48 and therefore is unable to disclose the impact that adopting FIN 48 will have on its financial position and results of operations when such statement is adopted.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not impact the Company’s net income or net income per share.

2.	Acquisitions of Businesses

The Company completed eleven business acquisitions during the fiscal year ended July 31, 2006 and four acquisitions during each of the fiscal years ended July 31, 2005 and 2004. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying consolidated financial statements only since their acquisition dates. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the fiscal year ended July 31, 2006, and will adjust the allocations as additional information relative to the fair values of assets and liabilities of the acquired businesses become known.

Fiscal 2006

The Company acquired the following companies in fiscal 2006 for a total combined purchase price, net of cash acquired, of $351,331. A brief description of each company acquired during the year is included below:

•	Stopware is located in San Jose, California and is a manufacturer of visitor-badging and lobby-security software used to identify and track visitors. Stopware was acquired in August 2005.

•	Texit is a manufacturer and distributor of wire markers and cable-management products headquartered in Odense, Denmark, with operations in Alesund, Norway. Texit was acquired in September 2005.

•	TruMed is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota. TruMed was acquired in October 2005.

•	QDPT is located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly. QDPT was acquired in October 2005.

•	J.A.M. is located in Anaheim, California and specializes in the sale and manufacture of security-related accessory products including patented badge holders, lanyards and retractable badge reels. J.A.M. was acquired in December 2005.

•	Personnel Concepts is located in Pomona, California and is a direct marketer of labor-law compliance posters and related products. Personnel Concepts also offers consultative expertise on required communication of federal and state minimum wages, HIPAA privacy regulations, and EEO compliance, among other regulatory areas. Personnel Concepts was acquired in January 2006.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	IDenticard is located in Lancaster, Pennsylvania and its affiliate Identicam is located in Markham, Ontario. The companies are market leaders in personal identification, access control and consumable identification badges. IDenticard and Identicam were acquired in February 2006.

•	Accidental Health is located in Glendenning, New South Wales, Australia and is a supplier and distributor of customized first-aid kits, related safety products and signage for commercial enterprises. Accidental Health was acquired in March 2006.

•	Tradex is headquarterd in Kungalv, Sweden with operations in Sweden, China, Korea, Mexico, the United States, Brazil, and Taiwan. Tradex is a leading manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industries. Tradex was acquired in May 2006.

•	Carroll is located in Sydney, New South Wales, Australia and is a supplier and distributor of identification products for the electrical industry, with a complete line of wiring accessory products including prepared wire and cable markers, termination and connection supplies, wire-bundling materials and electrical circuit protection products. Carroll also markets to the automotive and marine markets. Carroll was acquired in June 2006.

•	Daewon is based in Seoul, South Korea with additional operations in Suzhou, China. Daewon is a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry and was acquired in July 2006.

The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$72,882
Property, plant & equipment	22,159
Goodwill	247,098
Customer relationships	56,538
Trademarks	10,619
Non-compete agreements	3,206
Purchased software	378
Patents	610
Other intangible assets	1,508

Total assets acquired	414,998
Liabilities assumed	63,667

Net assets acquired	$351,331

Of the $247,098 allocated to goodwill, $28,113 associated with TruMed, J.A.M. and IDenticard is expected to be deductible for tax purposes based on preliminary analysis.

The purchase agreements for Texit, QDPT, and Stopware each include provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. As of July 31, 2006, $1,000 has been recorded as a liability on the accompanying consolidated financial statements as a portion of the performance conditions for Stopware has been met. The liability was paid in September 2006. The remaining total contingent payments of between $2,200 and $4,050 have not been accrued as liabilities in the accompanying consolidated financial statements based on the accounting guidance in SFAS No. 141 “Business Combinations.” The purchase agreements for QDPT, Stopware and Daewon include holdback provisions of $310, $200 and $4,350, respectively, that have been recorded as liabilities in the accompanying consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma results of operations of the Company for the fiscal years ended July 31, 2006 and 2005, respectively, give effect to all acquisitions completed since August 1, 2005 as listed above as though the transactions had occurred on August 1, 2004.

	Fiscal Year Ended July 31,
	2006	2005

Net sales
As reported	$1,018,436	$816,447
Pro forma	1,189,545	1,040,327
Net income
As reported	$104,175	$81,947
Pro forma	105,883	84,171
Per Class A Nonvoting Common Share:
Basic earnings per share
As reported	$2.10	$1.67
Pro forma	2.14	1.72
Diluted earnings per share
As reported	$2.07	$1.64
Pro forma	2.10	1.69
Per Class B Voting Common Share:
Basic earnings per share
As reported	$2.09	$1.66
Pro forma	2.12	1.70
Diluted earnings per share
As reported	$2.05	$1.63
Pro forma	2.09	1.67

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

Fiscal 2005

In August 2004, the Company acquired ID Technologies, a Singapore based manufacturer and supplier of pressure sensitive die-cut components and labeling products. The purchase price was approximately $42,800 in cash and included a holdback amount of $6,500, which was paid in August 2006. The holdback is recorded in other liabilities in the accompanying consolidated balance sheets at July 31, 2006 and 2005. Interest is imputed on the holdback at a rate of 4.9% per year. The agreement also provided for a contingent payment of no more than $2,500 if ID Technologies met certain financial targets for the fiscal year ended July 31, 2005. As of July 31, 2005, the financial targets had been met and the corresponding liability was reflected in the consolidated financial statements at the maximum payment amount and was paid to the sellers in fiscal 2006. Of the purchase price, $25,926 was assigned to goodwill and $16,017 was assigned to other intangible assets in the purchase price allocation. The allocation of these intangible assets included approximately $13,500 for customer relationships, $2,300 for non-compete agreements, and $217 of other intangible assets. There is no remaining goodwill expected to be deductible for tax purposes.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, the Company acquired Electromark, a manufacturer and supplier of safety and facility identification products to the utility industry, headquartered in Wolcott, New York. The purchase price was approximately $15,100 in cash. Of the purchase price, a total of $3,509 was assigned to intangible assets other than goodwill and $8,344 was assigned to goodwill in the purchase price allocation. The intangible assets consist of approximately $1,300 of customer relationships, $1,600 of trademarks, and $609 of other intangible assets at the time of acquisition. Remaining tax goodwill of $50 is expected to be deductible for tax purposes.

In June 2005, the Company acquired Signs & Labels, a provider of stock and custom signage, custom safety signs, architectural signs and modular signage systems for business offices, schools and hospitals in the United Kingdom. The purchase price was approximately $24,000 in cash. Of the purchase price, a total of $10,955 was assigned to intangible assets other than goodwill and $18,039 was assigned to goodwill in the allocation of the purchase price. The intangible assets identified in the allocation of the purchase price consist of approximately $6,109 of customer relationships, $4,554 of trademarks, and $292 of non-compete and other. Immediately following the acquisition, all outstanding debt of Signs & Labels, approximately $2,500, was repaid with cash. There is no remaining goodwill expected to be deductible for tax purposes.

In July 2005, the Company acquired TPS, a manufacturer and supplier of pressure sensitive labels, nameplates and tags in Thailand. The purchase price was approximately $5,250 in cash. Of the purchase price, a total of $2,755 was assigned to intangible assets other than goodwill and $2,090 was assigned to goodwill in the allocation of the purchase price. Of the cash purchase price, a portion is being withheld until legal ownership of the facility owned by TPS is transferred to Brady Corporation. The intangible assets identified in the allocation of the purchase price include approximately $1,975 of customer relationships and $780 of non-compete agreements and other. Remaining tax goodwill of $1,956 is expected to be deductible for tax purposes based on the allocation of the purchase price.

Fiscal 2004

In September 2003, the Company acquired Brandon International, Inc. (“Brandon”) headquartered in Baldwin Park, California, with international operations in Mexico and Singapore. Brandon is a manufacturer of die-cut products. In October 2003, the Company acquired Prinzing Enterprises, Inc. (“Prinzing”) located in Warrenville, Illinois. Prinzing is a manufacturer of lockout/tagout products, signs and other safety devices. In November 2003, the Company acquired B.I.G, headquartered in the United Kingdom, a provider of badging and business card solutions. The combined purchase price for these acquisitions was approximately $31,700 in cash (including $1,000 paid in February 2005). The Prinzing acquisition agreement included provisions for contingent payments up to a maximum $1,500 based on certain performance criteria during fiscal year 2004. As of May 2004, these criteria were met and the entire amount was paid to the sellers. The allocation of the purchase price resulted in the allocation to intangible assets as follows: $27,000 to goodwill, $500 to trademarks, $300 to patents, $200 to non-compete agreements and $2,900 to customer lists. Remaining combined tax goodwill of $20,400 is expected to be deductible for tax purposes based on the allocation of the purchase price.

In May 2004, the Company acquired EMED for cash with a purchase price of $191,800, net of cash acquired. EMED is a direct marketer and manufacturer of identification, safety and facility management products headquartered in Buffalo, New York. The funds used to finance the purchase price came from borrowings on the Company’s revolving credit facility and from working capital.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the EMED acquisition. The difference between the purchase price of $191,800 and the net assets acquired value of $193,800 relates to transaction costs.

Current assets	$40,036
Property, plant & equipment	6,800
Other intangible assets	35,300
Goodwill	114,331

Total assets acquired	196,467
Liabilities assumed	2,667

Net assets acquired	$193,800

The following unaudited pro-forma combined information, assuming the EMED acquisition was completed on August 1, 2003, is provided for comparative purposes only and is not necessarily indicative of the results that would have occurred had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal Year Ended
July 31, 2004

Net sales
As reported	$671,219
Pro forma	714,848
Net income
As reported	$50,871
Pro forma	57,091
Per Class A Nonvoting Common Share:
Basic earnings per share
As reported	1.08
Pro forma	1.21
Diluted earnings per share
As reported	1.07
Pro forma	1.20
Per Class B Voting Common Share:
Basic earnings per share
As reported	1.06
Pro forma	1.19
Diluted earnings per share
As reported	1.05
Pro forma	1.18

Of the $35,300 of acquired intangible assets, $13,900 was assigned to trademarks that are not subject to amortization, $21,100 was assigned to customer relationships and is being amortized over 7 years and $300 was assigned to non-compete agreements, which are amortized over 2 years. Remaining tax goodwill of $83,523 is expected to be deductible for tax purposes over the next eight years.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Event

On August 15, 2006, the Company completed the acquisition of Comprehensive Identification Products, Inc. (“CIPI”), headquartered in Burlington, Massachusetts. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities and government buildings. Founded in 1966, CIPI had sales of approximately $31.0 million in fiscal 2005 and currently employs approximately 900 people at operations in the United States, the Netherlands, Hong Kong and China.

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

The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2006	2005

Obligation at beginning of year	$10,909	$12,606
Service cost	1,049	895
Interest cost	675	689
Actuarial (gain) loss	723	(373)
Other events (Medicare Part D)	0	(2,227)
Benefit payments	(706)	(681)

Obligation at end of fiscal year	$12,650	$10,909

The following table outlines the unfunded status of the Plan recorded as a long-term liability in the accompanying consolidated balance sheets as of July 31, 2006 and 2005:

	2006	2005

Unfunded status at July 31	$12,650	$10,909
Unrecognized net actuarial gain	2,720	3,470
Unrecognized prior service gain	310	343

Accumulated postretirement benefit obligation (“APBO”) liability	$15,680	$14,722

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic benefit cost for the Plan for fiscal years 2006, 2005 and 2004 includes the following components:

	Years Ended July 31,
	2006	2005	2004

Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$1,049	$895	$866
Prior service cost	(33)	(33)	22
Interest cost on accumulated postretirement benefit obligation	675	689	719
Amortization of unrecognized gain	(27)	(127)	(54)

Periodic postretirement benefit cost	$1,664	$1,424	$1,553

The following assumptions were used in accounting for the plan:

	2006	2005	2004

Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	6.0%	5.0%	6.0%
Weighted average discount rate used in determining net periodic benefit cost	5.0%	6.0%	6.0%
Assumed health care trend rate used to measure APBO at July 31	10.0%	11.0%	12.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2011	2011	2011

The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on future service and interest cost	$141	$(124)
Effect on accumulated postretirement benefit obligation at July 31, 2006	826	(732)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

	Prior to	After	Impact of
	Medicare Part D	Medicare Part D	Medicare Part D

2007	$750	$628	$(122)
2008	798	663	(135)
2009	854	707	(147)
2010	905	743	(162)
2011	951	778	(173)
2012 through 2016	4,908	3,971	(937)

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the Financial Accounting Standards Board issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

The Company adopted FSP 106-2 effective with the fiscal year beginning August 1, 2004. The Company determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at August 1, 2004 by approximately $2,200 and net periodic cost for the year ended July 31, 2006 and 2005 by $409 and $463, respectively, as compared with the amount calculated without considering the effects of the subsidy.

Assumptions used to develop these reductions include those used in the determination of the annual expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” and also include expectations of how the federal program would ultimately operate.

The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2006 and 2005, $5,928 and $5,048, respectively, of accrued profit-sharing contributions were included in other current liabilities in the accompanying consolidated balance sheets.

The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2006 and 2005, $7,853 and $7,999, respectively, of deferred compensation was included in current and other long-term liabilities on the accompanying consolidated balance sheets.

During fiscal 1998, the Company adopted a new deferred compensation plan that invests solely in shares of the Company’s Class A Nonvoting Common Stock. Participants in a predecessor phantom stock plan were allowed to convert their balances in the old plan to this new plan. The new plan was funded initially by the issuance of shares of Class A Nonvoting Common Stock to a Rabbi Trust. All deferrals into the new plan result in purchases of Class A Nonvoting Common Stock by the Rabbi Trust. No deferrals are allowed into a predecessor plan. Shares held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement.

During fiscal 2002, the Company adopted a new deferred compensation plan that allows future contributions to be invested in shares of the Company’s Class A Nonvoting Common Stock or in certain other investment vehicles. Prior deferred compensation deferrals must remain in the Company’s Class A Nonvoting Common Stock. All participant deferrals into the new plan result in purchases of Class A Nonvoting Common Stock or certain other investment vehicles by the Rabbi Trust. Balances held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement. On May 1, 2006, the plan was amended to require that deferrals into Brady stock must remain in Brady stock and be distributed in shares of Brady stock.

The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $9,862, $10,980, and $9,373 during the years ended July 31, 2006, 2005 and 2004, respectively.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

Income taxes consist of the following:

	Years Ended July 31,
	2006	2005	2004

Currently payable:
Federal	$14,201	$10,002	$2,645
Foreign	26,143	24,286	10,903
State	2,012	1,836	736

	42,356	36,124	14,284

Deferred provision (credit):
Federal	(75)	(1,215)	1,075
Foreign	(472)	(855)	3,558
State	(1,296)	(583)	539

	(1,843)	(2,653)	5,172

Total	$40,513	$33,471	$19,456

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

Income before income taxes consists of the following:

	Years Ended July 31,
	2006	2005	2004

Domestic	$46,790	$36,985	$15,911
Foreign	97,898	78,433	54,416

Total	$144,688	$115,418	$70,327

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The approximate tax effects of temporary differences are as follows:

	July 31, 2006
	Assets	Liabilities	Total

Inventories	$5,058	—	$5,058
Prepaid catalog costs	—	$(2,196)	(2,196)
Employee benefits	3,258	—	3,258
Allowance for doubtful accounts	774	—	774
Other, net	2,698	—	2,698

Current	11,788	(2,196)	9,592

Depreciation	—	(4,300)	(4,300)
Amortization	12,917	(20,232)	(7,315)
Capitalized R&D expenditures	2,800	—	2,800
Deferred compensation	13,446	—	13,446
Postretirement benefits	7,490	—	7,490
Currency translation adjustment	35	—	35
Tax loss carryforwards	17,300	—	17,300
Less valuation allowance	(15,668)	—	(15,668)
Other, net	589	—	589

Noncurrent	38,909	(24,532)	14,377

Total	$50,697	$(26,728)	$23,969

	July 31, 2005
	Assets	Liabilities	Total

Inventories	$3,203	—	$3,203
Prepaid catalog costs	—	$(2,130)	(2,130)
Employee benefits	1,675	—	1,675
Allowance for doubtful accounts	391	—	391
Other, net	3,016	—	3,016

Current	8,285	(2,130)	6,155

Depreciation		(4,691)	(4,691)
Amortization	20,352	(8,966)	11,386
Capital R&D expenditures	3,266	—	3,266
Deferred compensation	11,205	—	11,205
Postretirement benefits	7,232	—	7,232
Currency translation adjustment	—	(304)	(304)
Tax loss carryforwards	5,038	—	5,038
Less valuation allowance	(4,877)	—	(4,877)
Other, net	—	(545)	(545)

Noncurrent	42,216	(14,506)	27,710

Total	$50,501	$(16,636)	$33,865

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance increased $10,791 during the fiscal year ended July 31, 2006 and decreased $657 and $740 during the fiscal years ended July 31, 2005 and 2004, respectively.

Tax loss carry forwards at July 31, 2006 are comprised of foreign net operating losses of approximately $51,904, of which $47,213 have no expiration date. The remaining balance relates to state net operating losses of $46,937 and state credits of $1,404. The Company expects to utilize all credits; however, state net operating losses will begin to expire in the fiscal year ending July 31, 2007. Of the $51,904 of valuation allowances at July 31, 2006, $36,677 relates to net operating losses acquired with the acquisition of Tradex. In the future, if the Company determines that the realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

Rate Reconciliation

A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

	Years Ended July 31,
	2006	2005	2004

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	0.2%	0.7%	1.2%
International losses with no related tax benefits	0.0%	0.0%	0.4%
International rate differential	(6.8)%	(4.1)%	(7.2)%
Rate variances arising from foreign subsidiary distributions	0.2%	(1.1)%	1.4%
Resolution of prior period tax matters	0.0%	(0.6)%	(4.2)%
Other, net	(0.6)%	(0.9)%	1.1%

Effective tax rate	28.0%	29.0%	27.7%

Unremitted Earnings

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

The cumulative undistributed earnings of such subsidiaries at July 31, 2006 amounted to approximately $233,169.

5.	Long-Term Obligations

On October 5, 2006, the Company entered into a $200.0 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit facility that had been entered into on March 31, 2004 and amended on January 19, 2006. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200.0 million up to $300.0 million. Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of October 5, 2006, the Company was in compliance with the covenants of the new agreement, and as of July 31, 2006, the Company was in compliance with the covenants of the previous credit facility. The new agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50.0 million plus an amount equal to 75% of consolidated net

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. As of July 31, 2006 and October 5, 2006, there were $0 and $10.0 million of outstanding borrowings under the previous credit facility or the new credit facility, respectively.

On February 14, 2006, the Company completed the private placement of $200.0 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 (see Note 2 for more information) and intends to use the remainder to fund future acquisitions and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2006, the Company was in compliance with this covenant.

On June 30, 2004, the Company finalized a debt offering of $150.0 million of 5.14% fixed rate unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be repaid over 7 years beginning in 2008 with interest payable on the notes semiannually on June 28 and December 28 beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2006, the Company was in compliance with this covenant.

Long-term obligations consist of the following as of July 31:

	2006	2005

Various Bank loans	$38	$30
Fixed Debt	350,000	150,000

	350,038	150,030

Less Current maturities	$(20)	$(4)

	$350,018	$150,026

The fair value of the Company’s long-term obligations approximates $340,483. The fair value of the Company’s long-term obligations is estimated based on quoted market prices for the same or similar issue and on the current rates offered for debt of the same maturities.

Maturities on long-term debt are as follows:

Years Ending July 31,

2007	$20
2008	21,443
2009	21,432
2010	50,000
2011	50,000
Thereafter	207,143

Total	$350,038

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had outstanding letters of credit of $2,887 and $2,114 at July 31, 2006 and 2005, respectively.

6.	Stockholders’ Investment

Information as to the Company’s capital stock at July 31, 2006 and 2005 is as follows:

	July 31, 2006			July 31, 2005
	Shares	Shares		Shares	Shares
	Authorized	Issued	Amount	Authorized	Issued	Amount

Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock:
6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	50,481,743	$505	100,000,000	45,877,543	$458
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$540			$493

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

In September 2005, the Company announced that the Board of Directors of the Company approved a share repurchase program for up to 800,000 shares of the Company’s Class A Common Stock during fiscal 2006. The share repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. The Company completed the repurchase of all 800,000 shares of its Class A Common Stock for $26,495 under the repurchase plan approved by the Board of Directors during the fiscal year ended July 31, 2006.

In June 2006, the Company sold, pursuant to an underwritten public offering, 4,600,000 shares of its Class A nonvoting common stock at a price of $36 per share. Cash proceeds from the offering, net of underwriting discounts, were approximately $158,148. In addition to underwriting discounts, the Company incurred approximately $403 of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The proceeds were used to fund acquisitions completed in fiscal 2006 and early fiscal 2007.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2004, 2005 and 2006:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total

Balances July 31, 2003	$(628)	$14,725	$(14,725)	$(628)

Shares at July 31, 2003(1)		969,058	969,058

Sale of shares at cost	—	(411)	411	—
Purchase of shares at cost	—	880	(880)	—
Amortization of restricted stock	346	—	—	346

Balances July 31, 2004	$(282)	$15,194	$(15,194)	$(282)

Shares at July 31, 2004(1)		988,534	988,534

Sale of shares at cost	—	(498)	579	81
Purchase of shares at cost	—	516	(1,210)	(694)
Amortization of restricted stock	282	—	—	282
Other	—	(437)	—	(437)

Balances at July 31, 2005	$0	$14,775	$(15,825)	$(1,050)

Shares at July 31, 2005		950,222	997,034

Sale of shares at cost	—	(450)	451	1
Purchase of shares at cost	—	573	(1,466)	(893)
Effect of plan amendment	—	2,704	—	2,704

Balances at July 31, 2006	$0	$17,602	$(16,840)	$762

Shares at July 31, 2006		1,012,914	1,012,914

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

Prior to 2002, all Brady Corporation deferred compensation was invested in Brady stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to Brady stock. Under this plan, participants were allowed to transfer funds between Brady stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into Brady stock must remain in Brady stock and be distributed in shares of Brady stock. At July 31, 2006, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in Brady stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in Brady stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in Brady stock at the original cost of all Brady stock held in deferred compensation plans.

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

The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. At July 31, 2006, the Company had reserved 3,815,052 shares of Class A Nonvoting Common Stock for outstanding stock

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and 878,968 shares of Class A Nonvoting Common Stock for future issuance of stock options under the various plans, adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004. A total of 11,550,000 shares have been authorized under existing or prior plans. The Company uses treasury stock or will issue new Class A Common Stock to deliver shares under these plans.

The options vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” awards, generally expire 10 years from the date of grant. During the fiscal years ended July 31, 2006 and 2005, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. The financial performance conditions consist of net income targets that the Company must meet. These options, referred to herein as “performance based” awards, expire 5 years from the date of grant.

Changes in the options are as follows(1):

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price

Balance, July 31, 2003	$6.08 - $17.00	4,694,882	$13.62

Options granted	17.02 - 20.15	942,000	17.29
Options exercised	6.08 - 16.44	(1,607,058)	12.09
Options cancelled	14.16 - 17.33	(157,340)	15.97

Balance, July 31, 2004	$6.08 - $20.15	3,872,484	$15.05

Options granted	22.63 - 31.54	888,000	27.27
Options exercised	9.59 - 17.33	(1,117,431)	14.08
Options cancelled	9.59 - 17.33	(113,722)	15.82

Balance, July 31, 2005	$9.59 - $31.54	3,529,331	$18.41

Options granted	33.75 - 40.37	955,500	36.33
Options exercised	9.59 - 28.84	(596,643)	14.95
Options cancelled	16.00 - 40.37	(73,136)	27.20

Balance, July 31, 2006	$9.59 - $40.37	3,815,052	$23.27

Available for grant after July 31, 2006		1,064,770

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

The total fair value of options vested during the fiscal years ended July 31, 2006, 2005 and 2004 was $4,744, $3,223 and $5,147, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2006, 2005 and 2004 was $13,974, $14,754 and $12,926, respectively.

There were 2,062,153, 1,772,930 and 2,142,578 options exercisable with a weighted average exercise price of $17.02, $14.84 and $13.94 at July 31, 2006, 2005 and 2004, respectively.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at July 31, 2006:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2006	(in years)	Price	2006	Price

Up to $14.99	512,434	4.4	$12.59	512,434	$12.59
$15.00 to $29.99	2,332,618	6.1	20.29	1,537,052	18.38
$30.00 and up	970,000	7.5	36.07	12,667	31.42

Total	3,815,052	6.2	23.27	2,062,153	17.02

As of July 31, 2006, the aggregate intrinsic value of the number of options outstanding and the number of options outstanding and exercisable was $40,021 and $34,518, respectively.

7.	Segment Information

The Company evaluates short-term regional performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, acquisitions, and long-term lines of business. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, restructuring charges, other expenses not allocated to a segment, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia-Pacific. Each reportable segment derives its revenue from the same types of products and services.

Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals

Year ended July 31, 2006:
Revenues from external customers	$498,916	$319,432	$200,088	$1,018,436		$1,018,436
Intersegment revenues	54,716	4,017	6,376	65,109	$(65,109)
Depreciation and amortization expense	20,407	6,282	7,435	34,124	1,020	35,144
Segment profit (loss)	122,525	83,970	49,316	255,811	(10,633)	245,178
Assets	643,206	255,635	338,424	1,237,265	127,921	1,365,186
Expenditures for property, plant and equipment	22,838	6,397	7,303	36,538	2,872	39,410

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals

Year ended July 31, 2005:
Revenues from external customers	$417,780	$274,691	$123,976	$816,447		$816,447
Intersegment revenues	45,284	2,774	4,402	52,460	$(52,460)
Depreciation and amortization expense	17,428	4,140	4,323	25,891	931	26,822
Segment profit (loss)	98,193	79,792	34,228	212,213	(4,845)	207,368
Assets	446,829	171,536	111,048	729,413	120,734	850,147
Expenditures for property, plant and equipment	11,858	1,484	6,050	19,392	2,528	21,920
Year ended July 31, 2004:
Revenues from external customers	$341,975	$248,255	$80,989	$671,219		$671,219
Intersegment revenues	40,764	2,199	4,165	47,128	$(47,128)
Depreciation and amortization expense	14,112	3,686	1,136	18,934	1,256	20,190
Segment profit (loss)	60,132	66,404	22,768	149,304	(4,696)	144,608
Assets	408,558	138,678	37,348	584,584	113,316	697,900
Expenditures for property, plant and equipment	6,679	3,004	3,298	12,981	1,911	14,892

	Years Ended July 31,
	2006	2005	2004

Segment profit reconciliation:
Total profit for reportable segments	$255,811	$212,213	$149,304
Corporate and eliminations	(10,633)	(4,845)	(4,696)
Unallocated amounts:
Administrative costs	(88,662)	(84,916)	(70,446)
Interest (expense) income — net	(14,231)	(8,403)	(1,231)
Restructuring charge, net	—	—	(3,181)
Investment and other income	2,403	1,369	577

Income before income taxes	144,688	115,418	70,327
Income taxes	(40,513)	(33,471)	(19,456)

Net income	$104,175	$81,947	$50,871

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2006	2005	2004	2006	2005	2004

Geographic information:
United States	$484,387	$411,614	$343,879	$439,467	$321,482	$310,838
Other	605,518	464,542	379,188	422,192	180,945	97,043
Eliminations	(71,469)	(59,709)	(51,848)

Consolidated total	$1,018,436	$816,447	$671,219	$861,659	$502,427	$407,881

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

8.	Net Income Per Common Share

Net income per Common Share is computed by dividing net income (after deducting the applicable Preferred Stock dividends and preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 49,493,976 for 2006, 48,967,160 for 2005, and 47,298,454 for 2004. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2006	2005	2004

Numerator
Net income (numerator for basic and diluted Class A net income per share)	$104,175	$81,947	$50,871
Less:
Preferential dividends	(758)	(751)	(721)
Preferential dividends on dilutive stock options	(15)	(23)	(9)

Numerator for basic and diluted Class B net income per share	$103,402	$81,173	$50,141

Denominator:
Denominator for basic net income per share for both Class A and B	49,494	48,967	47,298
Plus: effect of dilutive stock options	850	847	515
Treasury shares — deferred compensation plan	41	45	0

Denominator for diluted net income per share for both Class A and B	50,385	49,859	47,813

Class A common stock net income per share calculation:
Basic	$2.10	$1.67	$1.08
Diluted	$2.07	$1.64	$1.07
Class B common stock net income per share calculation:
Basic	$2.09	$1.66	$1.06
Diluted	$2.05	$1.63	$1.05

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 650,500, 38,000 and 36,000 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2006, 2005 and 2004, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

9.	Commitments and Contingencies

The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $15,181, $14,020, and $12,583 for the years ended July 31, 2006, 2005 and 2004, respectively. Future minimum lease payments required under such leases in effect at July 31, 2006 are as follows, for the years ending July 31:

2007	$15,744
2008	11,987
2009	8,944
2010	4,629
2011	3,570
Thereafter	7,072

$51,946

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

10.	Restructuring Charges

During fiscal 2004, the Company recorded a restructuring charge of $3,181, $2,166 after tax or $0.05 per diluted Class A Common Share, as part of the restructuring program announced in the fourth quarter of fiscal 2003 related primarily to combining sales and marketing resources and consolidating facilities throughout North America and Europe resulting in a workforce reduction of approximately 300 employees. The fiscal 2004 restructuring charge by reportable segment was $1,262 in Americas, $1,521 in Europe, and $398 in Asia-Pacific.

The restructuring charge included a provision for severance of approximately $2,900 and a write-off of assets and other of $281. Total cash expenditures in connection with this action was approximately $2,858, which was paid out in fiscal 2004 and 2005. As of July 31, 2005, there was no balance remaining in the restructuring reserve account on the consolidated balance sheet.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Unaudited Quarterly Financial Information

	Quarters
	First		Second	Third	Fourth(1)	Total

2006
Net Sales	$232,635		$230,974	$266,494	$288,333	$1,018,436
Gross Margin	123,991		117,105	140,755	143,904	525,755
Operating Income	44,129		31,276	44,226	36,885	156,516
Net Income	30,198		21,254	30,246	22,477	104,175
Net Income Per Class A Common Share:
Basic	0.61		0.43	0.62	0.44	2.10
Diluted	0.60		0.43	0.61	0.43	2.07
2005
Net Sales	$200,419		$196,216	$209,766	$210,046	$816,447
Gross Margin	105,525		104,956	113,868	108,927	433,276
Operating Income	31,793		30,934	35,543	24,182	122,452
Net Income	20,357		20,579	24,956	16,055	81,947
Net Income Per Class A Common Share:
Basic	0.42	*	0.42	0.51	0.33	1.67
Diluted	0.42	*	0.41	0.50	0.32	1.64

*	Earnings per share for the first quarter of fiscal 2005 has been adjusted to reflect the effect of a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(1)	The following significant events affect the comparability of the fourth quarter results for fiscal 2006 and 2005:

• Throughout fiscal 2006, the Company completed eleven acquisitions. Refer to Note 2. Acquisitions of Businesses for further information on the companies acquired.

• Gross margins in the fourth quarter of fiscal 2006 were impacted by the shift in business mix to more OEM business, which generates lower gross margins, offset by lower selling, general and administrative costs.

• The Company sold 4,600,000 shares of its Class A nonvoting common stock pursuant to an underwritten public offering during the fourth quarter of fiscal 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures:

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a — 15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2006.

Management’s Report on Internal Control Over Financial Reporting:

The management of Brady Corporation and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of July 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as of July 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Brady Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2006 of the Company and our report dated September 28, 2006 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche LLP

Milwaukee, WI
September 28, 2006

Item 9B.	Other Information

On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous credit facility that had been entered into on March 31, 2004 and amended on January 19, 2006. No fees were paid by the Company for terminating the previous credit facility prior to its expiration date. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The foregoing description of the new credit agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which is filed herewith as Exhibit 10.14 and is incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Name	Age	Title

Frank M. Jaehnert	49	President, CEO and Director
David Mathieson	52	Sr. V.P., CFO
David R. Hawke	52	Executive Vice President
Michael O. Oliver	53	Sr. V.P., Human Resources
Barbara Bolens	45	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	41	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	47	President — Brady Europe and V.P., Brady Corporation
Matt O. Williamson	50	President — Brady Americas and V.P., Brady Corporation
Thomas J. Felmer	44	President — Direct Marketing Americas and V.P., Brady Corporation
Robert L. Tatterson	41	Vice President and Chief Technology Officer
Conrad G. Goodkind	62	Secretary
Dr. Elizabeth Pungello	39	Director
Peter J. Lettenberger	69	Director
Robert C. Buchanan	66	Director
Roger D. Peirce	69	Director
Richard A. Bemis	65	Director
Dr. Frank W. Harris	64	Director
Gary E. Nei	62	Director
Mary K. Bush	58	Director
Frank R. Jarc	64	Director

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

III-1

Barbara Bolens — Ms. Bolens joined the Company in 1986 and has held a wide variety of positions beginning in customer service and customer service management and progressing through product management and new product development. For 10 years, she had been the Assistant Treasurer and has held several other positions in the Corporate Finance Team throughout that time. She was appointed to her present position in November 2004. Ms. Bolens also holds the position of Director of Investor Relations.

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

Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. In 1995, Mr. Williamson served as the V.P. and General Manager of the Specialty Tape business. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed to his current position.

Thomas J. Felmer — Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady’s U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the combined European Seton and Signmark businesses, which he also led for two years. In 2003, Mr. Felmer returned to Milwaukee where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and due diligence/integration of the EMED acquisition. In June 2004, he was appointed to his current position.

Robert L. Tatterson — Mr. Tatterson joined the Company in 2006 as Vice President and Chief Technology Officer. Before joining Brady, he held a variety of positions with increasing responsibility at GE since 1992. Most recently, Mr. Tatterson served as Technology General Manager for GE Plastics’ Display and Optical Film business in Mt. Vernon, Indiana. He is a 6 Sigma Master Blackbelt and holds a Ph.D. in chemical engineering from the University of Michigan in Ann Arbor.

Conrad G. Goodkind — Mr. Goodkind has served as Secretary of the Company since November 1999. He is a partner of Quarles & Brady LLP, general counsel to the Company. He joined Quarles & Brady in 1979 and was a member of its Executive Committee from 1983 to 2005.

Elizabeth Pungello — Dr. Pungello has served as a Director of the Company since November 2003. She is the great-granddaughter of Brady founder William H. Brady, Sr., and a developmental psychologist at the Frank Porter Graham Child Development Institute at the University of North Carolina at Chapel Hill. She is a member of the Company’s Finance, Corporate Governance and Technology Committees. She has served as president of the Brady Education Foundation (formerly the W.H. Brady Foundation) since January 2001.

Peter J. Lettenberger — Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is chair of the Company’s Finance Committee, and serves as a member of the Audit and Corporate Governance Committees. He retired as a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1964.

Robert C. Buchanan — Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is a member of the Company’s Compensation Committee and chairs its Corporate Governance Committee. Mr. Buchanan is the non-executive Chairman of the Board and CEO of Fox Valley Corporation in Appleton, Wisconsin. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin.

III-2

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

Richard A. Bemis — Mr. Bemis has been a Director of the Company since January 1990 and is a member of its Compensation and Governance Committees. Mr. Bemis is Co-chairman of the Board of Directors of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of the Wisconsin Public Service Corporation, Green Bay, Wisconsin.

Frank W. Harris — Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a member of its Finance Committee, and chair of the Technology Committee. He is a Distinguished Professor and Director of the Maurice Morton Institute of Polymer Science and Biomedical Engineering at the University of Akron, and has been on its faculty since 1983. He is also President and CEO of Akron Polymer Systems.

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

Mary K. Bush — Ms. Bush has been a Director of the Company since May 2000. Ms. Bush is a member of the Company’s Finance and Compensation Committees. Ms. Bush has been President of Bush International, LLC, a Washington D.C. firm that advises foreign governments and U.S. companies on international financial markets. Prior to establishing Bush International, Ms. Bush held several positions in financial institutions and has served three Presidents of the United States as Alternate Director of the International Monetary Fund, Managing Director of the Federal Housing Finance Board, a member of the Board of Sallie Mae, and chairman of the HELP Commission. Ms. Bush also is a member of the boards of directors of Mortgage Guaranty Insurance Corporation, Briggs & Stratton Corporation, and United Airlines Corporation. She is also a trustee of the Pioneer Funds and a member of the Advisory Boards of Washington Mutual Investors Fund and Stern Stewart.

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

III-3

Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2006 there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

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

Certifications — We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. Additionally, on December 1, 2005, the Company filed with the New York Stock Exchange (“NYSE”) an annual certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a).

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

III-4

Item 11.	Executive Compensation

The following table summarizes the compensation paid or accrued by the Company during the three years ended July 31, 2006, to those persons who, as of the end of fiscal 2006, were the Named Executive Officers.

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual Compensation		Awards	All Other
	Fiscal	Salary	Bonus	Options/SAR	Comp
Name And Principal Position	Year	($)	($)(1)	(# Of Shares)(3)	($)(2)

F.M. Jaehnert	2006	573,077	862,308	110,000	104,035
President &	2005	493,269	734,902	120,000	107,632
Chief Executive Officer	2004	468,270	796,800	72,000	37,529
D.R. Hawke	2006	379,616	418,596	55,000	63,072
Executive Vice President	2005	362,304	363,714	30,000	65,080
	2004	350,000	317,100	130,000	31,759
P.C. Sephton	2006	297,786	288,247	55,000	47,827
Vice President — Brady Europe	2005	290,714	281,633	60,000	49,584
	2004	257,279	240,330	44,000	41,165
D. Mathieson	2006	264,616	279,323	55,000	41,572
Vice President & Chief Financial	2005	244,616	248,285	60,000	33,712
Officer	2004	200,277	178,148	44,000	85,390
M. O. Williamson	2006	254,616	269,523	55,000	39,881
Vice President — Brady Americas	2005	237,308	237,545	60,000	35,050
	2004	228,626	194,236	44,000	21,778

No perquisites or other personal benefits received from the Company by any of the named executives exceeded the reporting thresholds established by the Securities and Exchange Commission (the lesser of $50,000 or 10% of the individual’s cash compensation).

(1)	Reflects bonus earned during the listed fiscal year, which was paid during the next fiscal year.

(2)	All other compensation for fiscal 2006 for Messrs. Jaehnert, Hawke, Mathieson and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $100,993, $58,813, $40,509, and $38,850, respectively and (ii) the cost of group term life insurance for each named executive officer of $3,042, $4,259, $1,063 and $1,032, respectively.

All other compensation for fiscal 2006 for Mr. Sephton includes: (i) matching contributions for the Brady U.K. Pension Plan of $47,646 and (ii) the cost of group term life insurance of $181.

All other compensation for fiscal 2005 for Messrs. Jaehnert, Hawke, Mathieson and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $102,706, $61,506, $32,944, and $34,314, respectively and (ii) the cost of group term life insurance for each named executive officer of $4,926, $3,574, $768 and $736, respectively.

All other compensation for fiscal 2005 for Mr. Sephton includes: (i) matching contributions for the Brady U.K. Pension Plan of $46,514 and (ii) the cost of group term life insurance of $3,070.

All other compensation for fiscal 2004 for Messrs. Jaehnert, Hawke, Mathieson and Williamson, respectively, includes: (i) matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan for each named executive officer of $34,191, $27,462, $13,298 and $21,082, respectively and (ii) the cost of group term life insurance for each named executive officer of $3,338, $4,297, $509 and $696, respectively and (iii) costs related to relocation for Mr. Mathieson of $71,583.

All other compensation for fiscal 2004 for Mr. Sephton includes matching contributions for the Brady U.K. Pension Plan of $41,165.

(3)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

III-5

Stock Options

The following tables summarize option grants and exercises during fiscal 2006 to or by the executive officers named in the Summary Compensation Table above, and the value of unexercised options held by such persons at July 31, 2006. Stock Appreciation Rights are not available under any of the Company’s plans.

Option Grants in Fiscal 2006

Individual Grants

		# of Securities	% of Total
		Underlying	Options
		Options	Granted to	Exercise
		Granted	Employees in	Price
Name	Grant Date	(#)(1)	Fiscal 2006	($/Share)(2)	Expiration Date

F.M. Jaehnert	Aug. 1, 2005	60,000	6.3%	33.8900	Aug. 1, 2010
	Nov. 30, 2005	50,000	5.2%	37.8300	Nov. 30, 2015
D.R. Hawke	Aug. 1, 2005	30,000	3.1%	33.8900	Aug. 1, 2010
	Nov. 30, 2005	25,000	2.6%	37.8300	Nov. 30, 2015
D. Mathieson	Aug. 1, 2005	30,000	3.1%	33.8900	Aug. 1, 2010
	Nov. 30, 2005	25,000	2.6%	37.8300	Nov. 30, 2015
P.C. Sephton	Aug. 1, 2005	30,000	3.1%	33.8900	Aug. 1, 2010
	Nov. 30, 2005	25,000	2.6%	37.8300	Nov. 30, 2015
M.O. Williamson	Aug. 1, 2005	30,000	3.1%	33.8900	Aug. 1, 2010
	Nov. 30, 2005	25,000	2.6%	37.8300	Nov. 30, 2015

	Potential Realizable Value
	at Assumed Rates of
	Stock Price Appreciation(3)
Name	0%($)	5%($)(6)	10%($)(6)

F.M. Jaehnert	0	2,057,653	4,642,497
D.R. Hawke	0	1,028,826	2,321,249
D. Mathieson	0	1,028,826	2,321,249
P.C. Sephton	0	1,028,826	2,321,249
M. O. Williamson	0	1,028,826	2,321,249
All Stockholders’ Gains (increase in market value of Brady Corporation Common Stock at assumed rates of stock price appreciation)(4)(6)		938,829,144	2,118,196,030
All Optionees’ Gains (as a percent of all shareholders’ gains)(5)(6)		1.94%	1.93%

(1)	The options granted August 1, 2005 equally vest upon meeting certain financial goals in fiscal 2006, 2007 and 2008. The financial goals in 2006 have been met and one-third of the options have vested. The options have a term of five years.

The options granted November 30, 2005, become exercisable as follows: one-third of the shares on November 30, 2006, one-third of the shares on November 30, 2007 and one-third of the shares on November 30, 2008. These options have a term of ten years.

(2)	The exercise price is the average of the highest and lowest sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant

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

III-6

(4)	Calculated from the $33.8900 exercise price applicable to the options granted on August 1, 2005 and the $37.8300 exercise price applicable to the options granted on November 30, 2005 based on the fiscal 2006 average of Class A Common Stock outstanding of 45,473,676.

(5)	Represents potential realizable value for all options granted in fiscal 2006 compared to the increase in market value of Brady Corporation Class A Common Stock at assumed rates of stock price appreciation.

(6)	The Company disavows the ability of any valuation model to predict or estimate the Company’s future stock price or to place a reasonably accurate present value on these options because any model depends on assumptions about the stock’s future price movement that the Company is unable to predict.

AGGREGATED OPTION EXERCISES IN FISCAL 2006
AND VALUE OF OPTIONS AT END OF FISCAL 2006

			Number of Securities Underlying
	Shares		Unexercised Options at
	Acquired on	Value	July 31, 2006
Name	Exercise(#)(2)	Realized($)	Exercisable(#)	Unexercisable(#)

F.M. Jaehnert	45,200	1,309,477	286,000	414,000
D.R. Hawke	178,000	4,400,288	66,667	118,333
D. Mathieson	0	0	60,933	109,667
P.C. Sephton	0	0	90,333	109,667
M.O. Williamson	8,000	176,100	77,333	109,667

	Value of Unexercised In-the-Money Options at July 31, 2006(1)
Name	Exercisable($)	Unexercisable($)

F.M. Jaehnert	5,274,632	4,914,940
D.R. Hawke	989,872	714,253
D. Mathieson	777,386	422,462
P.C. Sephton	1,409,658	459,427
M.O. Williamson	1,145,943	459,427

(1)	Represents the closing price for the Company’s Class A Common Stock on July 31, 2006, of $33.76 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than such closing price.

(2)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

III-7

Common Stock Price Performance Graph

The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2000, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s Small Cap 600 index, and the Russell 2000 index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P Smallcap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/00 in stock or index — including reinvestment of dividends. Fiscal year ended July 31.

Copyright (C) 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Compensation of Directors

Each director who is also an employee of the Company receives no additional compensation for service on the Board or on any committee of the Board. Effective August 1, 2004, directors who were not also employees of the Company received an annual retainer of $30,000 plus $5,000 for each committee they chaired ($9,000 for the audit committee chair) and $1,250 plus expenses for each meeting of the Board or any committee thereof, which they attended and were a member or $750 for single issue telephonic committee meetings of the Board. Directors also received $750 for each meeting they attended of any committee for which they were not a member.

Termination of Employment and Change in Control Arrangements

On November 18, 2004, the Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company including David Mathieson, Peter Sephton, and Matthew Williamson. The agreements call for payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the two years immediately prior to the date the Change of Control occurs in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.

In May 2003, the Board approved a Change in Control Agreement for Mr. Jaehnert. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreement also calls for reimbursement of any excise taxes imposed

III-8

and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over three years.

In January 2001, the Board approved Change in Control Agreements for certain of its executive officers, including Mr. Hawke. The agreements call for payment of an amount equal to two times their annual salary and bonus in the event of termination or resignation upon a change in control with payments spread over two years. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreements.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, the Board’s Compensation Committee was composed of Messrs. Bemis, Buchanan, Nei and Peirce and Ms. Bush. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

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

III-9

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

Base Salary

Consistent with the Committee’s philosophy, base salaries are generally maintained at or modestly above competitive base salary levels. Competitive salary level is defined as the median base salary for similar responsibilities in a group of companies selected by the Committee that the Committee considers to be of comparable size and complexity. In setting base salaries for fiscal 2006, the Committee reviewed compensation survey data and was satisfied that the base salary levels set would achieve the Company’s objectives. Specific increases reflect the Committee’s subjective evaluation of individual performance.

Annual Bonus Plan

The annual cash incentive compensation plan (the “Bonus Plan”) provides for the annual payment of cash bonuses. When viewed together with the Company’s base salary, the purpose of the Bonus Plan is to provide a balance between fixed compensation and variable, results-oriented compensation. The Bonus Plan is 80% objective. It stresses maximization of Company profitability and revenue growth. In fiscal 2006, the Company awarded a special bonus in recognition of achieving consolidated net sales greater than $1 billion and consolidated net income greater than $100 million.

Stock Options

In November 2005, the holders of the Corporation’s Class B Common Stock approved the Brady Corporation 2005 Nonqualified Stock Option Plan for Non-employee Directors, under which 300,000 shares of Class A Common Stock were authorized for grant. In November 2004, the holders of the Corporation’s Class B Common Stock approved the Brady Corporation 2004 Omnibus Incentive Stock Plan under which 1,500,000 shares of Class A Common Stock were authorized for grant. In July 2003, the Company’s Class B Voting Common shareholders approved the Brady Corporation 2003 Omnibus Incentive Stock Plan under which 1,500,000 shares of Class A Common Stock were authorized for grant. In October 2001, the Company approved the Brady Corporation 2001 Omnibus Incentive Stock Plan under which 1,000,000 shares of Class A Common Stock were authorized for grant. In May 1997, the Company approved the Brady Corporation 1997 Omnibus Incentive Stock Plan and the Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors (the “Option Plans”) under which

III-10

4,000,000 shares and 250,000 shares, respectively, of Class A Common Stock were authorized for grant. In 1989, the Board approved the Brady Corporation 1989 Non-Qualified Stock Option Plan (the “Option Plan”) under which 3,000,000 shares of Class A Common Stock were authorized for grant. As of July 31, 2006, the Company had reserved 3,815,052 shares of Class A Common Stock for outstanding stock options and 878,968 shares of Class A Common Stock for future issuance of stock options under the Option Plans. The Option Plans assist directors, executive officers, corporate staff officers and key management employees in becoming shareholders with an important stake in the Company’s future, aligning their personal financial interest with that of all shareholders. Stock options are typically granted annually and have a term of ten years. Generally, the options become one-third exercisable one year after the date of the grant and one-third additional in each of the succeeding two years so that at the end of three years after the date of the grant they are fully exercisable. In August 2004, 2005 and 2006, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above and have a term of five years. All grants under the Option Plans are at market price on the date of the grant.

Compliance with Tax Regulations Regarding Executive Compensation

Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation’s chief executive officer and the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company’s executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Compensation Committee will continue to review these tax regulations as they apply to the Company’s executive compensation program. It is the Compensation Committee’s intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. To that end, the Compensation Committee has recommended that the Class B Common Stock shareholders approve an incentive compensation plan for elected corporate officers at the shareholders’ next annual meeting.

Compensation of the Chief Executive Officer

Mr. Jaehnert received $573,077 in base salary in fiscal 2006, an increase of 16.2% from the prior year’s base salary. Based on the terms of the Company’s objective Bonus Plan, discussed above, Mr. Jaehnert earned a bonus attributable to fiscal 2006 of $862,308, of which $60,000 is attributable to the special bonus discussed above. In 2005, Mr. Jaehnert earned a bonus of $734,902 and in 2004, Mr. Jaehnert earned a bonus of $796,800. Mr. Jaehnert’s compensation reflects:

(i) continued strong performance as compared to its peers with respect to sales, profits and stock price performance;

(ii) continued efforts to focus the Company’s resources on sustainable value-enhancing long-term growth, which includes acquisitions and new product developments; and

(iii) continued involvement in management team development and succession planning.

During fiscal 2006, Mr. Jaehnert was awarded options to purchase 110,000 shares of Class A Common Stock.

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

(a)	Security Ownership of Certain Beneficial Owners

The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2006. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

III-12

(b)	Security Ownership of Management

The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of August 15, 2006. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(8)	Ownership

Class A Common Stock	Elizabeth P. Pungello(1)	2,247,677	4.5%
	Frank M. Jaehnert(2)	294,658	0.6
	Thomas J. Felmer	99,402	0.2
	David R. Hawke	98,777	0.2
	Peter C. Sephton	90,733	0.2
	Matthew O. Williamson	77,333	0.2
	Allan J. Klotsche	76,705	0.2
	David Mathieson	65,448	0.1
	Michael O. Oliver	64,303	0.1
	Conrad G. Goodkind	43,013	0.1
	Richard A. Bemis	43,000	0.1
	Roger D. Peirce(3)	24,000	*
	Gary E. Nei(4)	22,000	*
	Frank W. Harris	20,066	*
	Robert C. Buchanan(5)	19,400	*
	Frank R. Jarc	19,000	*
	Peter J. Lettenberger	18,575	*
	Barbara Bolens	12,925	*
	Mary K. Bush	10,000	*
	Robert L. Tatterson(6)	0	*
	All Officers and Directors as a Group (20 persons)(7)		6.6%
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)	Represents 2,183,572 shares owned by trusts for which Ms. Pungello is a trustee and has either sole or joint dispositive and voting authority. In addition, Ms. Pungello is the beneficiary of an unrelated trust owning 1,833,409 shares, as to which she does not have voting or dispositive authority.

(2)	Mr. Jaehnert owns 2,020 shares of Class A Common Stock directly and 1,173 shares in his 401(k) Plan, and holds vested options to acquire an additional 286,000 shares of Class A Common Stock. Mr. Jaehnert’s spouse owns 5,465 shares of Class A Common Stock directly.

(3)	Mr. Peirce owns 3,000 shares of Class A Common Stock directly, 3,000 shares through his Keogh plan and holds vested options to acquire an additional 18,000 shares of Class A Common Stock.

(4)	Mr. Nei owns 4,000 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse) and holds vested options to acquire an additional 18,000 shares of Class A Common Stock.

(5)	Mr. Buchanan owns 1,200 shares of Class A Common Stock directly, 13,200 additional shares as co-trustee of two separate trusts and holds vested options to acquire an additional 5,000 shares of Class A Common Stock.

(6)	Mr. Tatterson joined the Company in October 2006 and owned no shares of Class A Common Stock as of the reporting date. Mr. Tatterson was granted options to acquire 15,000 shares of Class A Common Stock upon joining the Company.

III-13

(7)	The amount shown for all officers and directors as a group (20 persons) includes options to acquire a total of 943,227 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of August 15, 2006, including the following: Mr. Felmer, 98,667 shares; Mr. Sephton, 90,333 shares; Mr. Williamson, 77,333 shares; Mr. Klotsche, 74,801 shares; Mr. Hawke, 66,667 shares; Mr. Mathieson, 60,933 shares; Mr. Oliver, 52,093 shares; Mr. Bemis, 25,000 shares; Mr. Jarc, 19,000 shares; Mr. Harris, 16,000 shares; Mr. Lettenberger, 13,000 shares; Ms. Bolens, 12,400 shares; Ms. Bush, 10,000 shares; Mr. Tatterson, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of August 15, 2006.

(8)	In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 546,816 shares of the Company’s Class A Common Stock in its deferred compensation plans.

(c)	Changes in Control

No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d)	Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,815,052	$23.27	1,064,770
Equity compensation plans not approved by security holders	None	None	None

Total	3,815,052	$23.27	1,064,770

The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 3,000,000, 4,250,000, 1,000,000, 1,500,000, 1,500,000 and 300,000 shares of Class A Nonvoting Common Stock for issuance under the 1989, 1997, 2001, 2003, 2004 and 2005 Plans, respectively, adjusted for the two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, 2004, 2005, and 2006, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. These options have a maximum term of five years. All grants under the Option Plans are at market price on the date of the grant.

Item 13.	Certain Relationships and Related Transactions

Peter J. Lettenberger serves as a Director of the Company; he recently retired as a partner of Quarles & Brady LLP, general counsel to the Company. Conrad G. Goodkind serves as Secretary to the Company. He is currently a partner of Quarles & Brady LLP, general counsel to the Company.

III-14

Item 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2006 and 2005. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2006 and 2005.

	2006	2005
	(Dollars in thousands)

Audit and audit-related
Audit fees(1)	$1,495	$1,613
Audit-related fees(2)	68	63
Tax fees — compliance	511	518

Subtotal audit and audit-related fees	2,074	2,194
Non-audit related
Tax fees — planning and advice	1,336	998
Other fees(3)	103	63

Subtotal non-audit related fees	1,439	1,061

Total fees	$3,513	$3,255

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	Audit-related fees include fees related to due diligence and employee benefit plan audits.

(3)	All other fees include fees related to expatriate activities.

	2006	2005

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.7 to 1	.5 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2005 and 2006 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

III-15

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) — The following documents are filed as part of this report:

1)	& 2) Consolidated Financial Statement Schedule —

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3) Exhibits — See Exhibit Index at page IV-2 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Brady Corporation(1)
3.2		By-laws of Brady Corporation, as amended(2)
*10	.1	Form of Brady Corporation (2004) Change of Control Agreement entered into with David Mathieson, Peter Sephton, and Matthew Williamson(17)
*10	.2	Brady Corporation BradyGold Plan, as amended(2)
*10	.3	Executive Additional Compensation Plan, as amended(2)
*10	.4	Executive Deferred Compensation Plan, as amended(5)
*10	.5	Directors’ Deferred Compensation Plan, as amended(2)
*10	.6	Brady Corporation 1989 Non-Qualified Stock Option Plan(4)
*10	.7	Brady Corporation 2004 Omnibus Incentive Stock Plan(17)
*10	.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended(18)
10.9		Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10	.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors(3)
*10	.11	Form of Nonqualified Stock Option Agreement under 2005 Non-qualified Plan for Non-employee Directors(3)
*10	.12	Brady Corporation 1997 Omnibus Incentive Stock Plan(7)
*10	.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors(7)
10.14		Revolving Credit Facility Credit Agreement
*10	.17	Change of Control Agreement dated January 5, 2001, between Brady Corporation and David R. Hawke(10)
*10	.23	Restricted Stock Agreement dated August 1, 1997, between Brady Corporation and David R. Hawke(8)
*10	.24	Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert(14)
*10	.25	Restated Brady Corporation Restoration Plan(5)
*10	.26	Brady Corporation 2001 Omnibus Incentive Stock Plan(11)
10.27		Revolving Credit Facility Credit Agreement (Replaced by Exhibit 10.14)(12)
10.28		First Amendment to Credit Agreement (Replaced by Exhibit 10.14)(6)
*10	.29	Brady Corporation 2003 Omnibus Incentive Stock Plan(16)
*10	.30	Restricted Stock Agreement dated June 18, 2003, between Brady Corporation and David R. Hawke(16)
10.34		Brady Note Purchase Agreement dated June 28, 2004(15)
10.35		First Supplement to Note Purchase Agreement, dated February 14, 2006(13)
21		Subsidiaries of Brady Corporation
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2		Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
32.1		Section 1350 Certification of Frank M. Jaehnert
32.2		Section 1350 Certification of David Mathieson

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2006

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 22, 2006

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2000

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001

(11)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2002

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(15)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 24, 2004.

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

BRADY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2006	2005	2004
	(Dollars in thousands)

Valuation accounts deducted in balance sheet from assets to which they apply —
Accounts receivable — allowance for losses:
Balances at beginning of period	$3,726	$3,869	$3,166
Additions — Charged to expense	1,152	1,216	1,450
Due to acquired businesses	2,861	111	295
Deductions — Bad debts written off, net of recoveries	(1,349)	(1,470)	(1,042)

Balances at end of period	$6,390	$3,726	$3,869

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$8,573	$7,434	$6,715
Additions — Charged to expense	2,441	298	369
Due to acquired businesses	2,541	841	350

Balances at end of period	$13,555	$8,573	$7,434

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this sixth day of October 2006.

Brady Corporation

By:	/s/ David Mathieson
David Mathieson
Vice President & Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. M. Jaehnert F. M. Jaehnert	President and Director (Principal Executive Officer)	October 6, 2006

/s/ P. J. Lettenberger P. J. Lettenberger	Director	October 6, 2006

/s/ R. A. Bemis R. A. Bemis	Director	October 6, 2006

/s/ F. W. Harris F. W. Harris	Director	October 6, 2006

/s/ R. C. Buchanan R. C. Buchanan	Director	October 6, 2006

/s/ R. D. Peirce R. D. Peirce	Director	October 6, 2006

/s/ G. E. Nei G. E. Nei	Director	October 6, 2006

/s/ M. K. Bush M. K. Bush	Director	October 6, 2006

/s/ F. R. Jarc F. R. Jarc	Director	October 6, 2006

/s/ E. P. Pungello E. P. Pungello	Director	October 6, 2006