Form 10-Q
period 2006-10-31
BRADY CORP
filed 2006-12-08
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 1-14959
BRADY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0178960

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of December 1, 2006, there were outstanding 50,389,008 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	October 31, 2006	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,509	$113,008
Short term investments	—	11,500
Accounts receivable, less allowance for losses ($6,934 and $6,390, respectively)	217,021	187,907
Inventories:
Finished products	67,321	59,365
Work-in-process	14,241	12,850
Raw materials and supplies	42,177	37,702

Total inventories	123,739	109,917
Prepaid expenses and other current assets	38,368	36,825

Total current assets	466,637	459,157

Other assets:
Goodwill	615,527	587,642
Other intangible assets	138,669	134,111
Deferred income taxes	34,455	34,135
Other	11,281	10,235

Property, plant and equipment:
Cost:
Land	6,554	6,548
Buildings and improvements	80,096	78,418
Machinery and equipment	210,703	198,426
Construction in progress	17,850	12,098

	315,203	295,490
Less accumulated depreciation	162,513	155,584

Net property, plant and equipment	152,690	139,906

Total	$1,419,259	$1,365,186

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$94,301	$78,585
Wages and amounts withheld from employees	39,098	61,778
Taxes, other than income taxes	6,636	6,231
Accrued income taxes	29,296	25,243
Other current liabilities	43,266	46,763
Short-term borrowings and current maturities on long-term obligations	16	20

Total current liabilities	212,613	218,620

Long-term obligations, less current maturities	375,017	350,018
Other liabilities	52,178	50,502

Total liabilities	639,808	619,140

Stockholders’ investment:
Class A nonvoting common stock – Issued 50,481,743 and 50,481,743 shares, respectively and outstanding 50,216,742 and 50,188,842 shares, respectively	505	505
Class B voting common stock – Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	260,150	258,922
Earnings retained in the business	487,975	460,991
Treasury stock – 265,001and 292,901 shares, respectively of Class A nonvoting common stock, at cost	(9,841)	(10,865)
Accumulated other comprehensive income	39,869	35,696
Other	758	762

Total stockholders’ investment	779,451	746,046

Total	$1,419,259	$1,365,186

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2006	2005	Change
Net sales	$332,259	$232,635	42.8%
Cost of products sold	168,131	108,644	54.8%

Gross margin	164,128	123,991	32.4%

Operating expenses:
Research and development	8,532	6,534	30.6%
Selling, general and administrative	103,655	73,328	41.4%

Total operating expenses	112,187	79,862	40.5%

Operating income	51,941	44,129	17.7%

Other income (expense):
Investment and other income — net	638	392	62.8%
Interest expense	(4,735)	(1,989)	138.1%

Income before income taxes	47,844	42,532	12.5%

Income taxes	13,396	12,334	8.6%

Net income	$34,448	$30,198	14.1%

Per Class A Nonvoting Common Share:
Basic net income	$0.64	$0.61	4.9%
Diluted net income	$0.63	$0.60	5.0%
Dividends	$0.14	$0.13	7.7%

Per Class B Voting Common Share:
Basic net income	$0.63	$0.60	5.0%
Diluted net income	$0.62	$0.59	5.1%
Dividends	$0.12	$0.11	9.1%

Weighted average common shares outstanding (in thousands):
Basic	53,734	49,250
Diluted	54,605	50,206
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2006	2005
Operating activities:
Net income	$34,448	$30,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,927	7,360
Deferred income taxes	(542)	187
Loss on disposal of property, plant & equipment	204	33
Provision for losses on accounts receivable	692	366
Non-cash portion of stock-based compensation expense	1,559	924
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(21,811)	(10,391)
Inventories	(6,539)	(8,613)
Prepaid expenses and other assets	(4,818)	468
Accounts payable and accrued liabilities	(9,638)	(20,465)
Income taxes	4,437	5,999
Other liabilities	1,443	1,990

Net cash provided by operating activities	12,362	8,056

Investing activities:
Acquisition of businesses, net of cash acquired	(45,173)	(20,217)
Payments of contingent consideration	(7,500)	—
Purchases of short-term investments	—	(3,800)
Sales of short-term investments	11,500	10,900
Purchases of property, plant and equipment	(14,544)	(8,537)
Proceeds from sale of property, plant and equipment	124	21
Other	(663)	(1,126)

Net cash used in investing activities	(56,256)	(22,759)

Financing activities:
Payment of dividends	(7,463)	(5,938)
Proceeds from issuance of common stock	531	374
Principal payments on debt	(23,226)	(121,515)
Proceeds from issuance of debt	48,220	131,630
Purchase of treasury stock	—	(9,416)
Income tax benefit from the exercise of stock options	162	—

Net cash provided by (used in) financing activities	18,224	(4,865)

Effect of exchange rate changes on cash	171	(274)

Net decrease in cash and cash equivalents	(25,499)	(19,842)
Cash and cash equivalents, beginning of period	113,008	72,970

Cash and cash equivalents, end of period	$87,509	$53,128

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$5,368	$(43)
Income taxes, net of refunds	9,393	4,956
Acquisitions:
Fair value of assets acquired, net of cash	$27,589	$12,300
Liabilities assumed	(6,610)	(6,390)
Goodwill	24,194	14,307

Net cash paid for acquisitions	$45,173	$20,217

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2006
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of October 31, 2006 and July 3l, 2006, and its results of operations and cash flows for the three months ended October 31, 2006 and 2005. The condensed consolidated balance sheet as of July 31, 2006 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2006.
     Reclassifications – Certain prior period amounts have been reclassified to conform with the current period presentation.
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the quarter ended October 31, 2006, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642
Goodwill acquired during the period	24,147	(12)	59	24,194
Adjustments for prior year acquisitions	191	171	1,607	1,969
Translation adjustments and other	180	43	1,499	1,722

Balance as of October 31, 2006	$347,277	$111,994	$156,256	$615,527

     The following acquisitions completed during the three months ended October 31, 2006 increased goodwill by the following amounts:

	Segment	Goodwill
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	$16,863
Precision Converters, Inc. (“PCI”)	Americas	7,331

Total		$24,194

     Goodwill also increased $1,969 during the three months ended October 31, 2006 as a result of adjustments to the preliminary allocation of the purchase price for acquisitions completed in fiscal 2006. The largest components of the increase related to Daewon Industry Corporation (“Daewon”) and Tradex Converting AB (“Tradex”), which added $1,467 and $233, respectively. The remaining $1,722 increase to goodwill during the quarter was attributable to the effects of foreign currency translation and other.
     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	October 31, 2006				July 31, 2006
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,289	$(5,350)	$2,939	15	$7,885	$(5,134)	$2,751
Trademarks and other	6	3,344	(2,403)	941	6	3,328	(2,106)	1,222
Customer relationships	7	118,232	(21,957)	96,275	7	109,955	(17,693)	92,262
Purchased software	5	3,288	(2,053)	1,235	5	3,288	(1,887)	1,401
Non-compete agreements	4	10,634	(4,886)	5,748	4	9,757	(4,448)	5,309
Unamortized other intangible assets:
Trademarks	N/A	31,531	—	31,531	N/A	31,166	—	31,166

Total		$175,318	$(36,649)	$138,669		$165,379	$(31,268)	$134,111

     The acquisitions completed during the three months ended October 31, 2006 (see Note E for more information) contributed to the increases in each of the categories of other intangible assets listed above. The increase in customer relationships relates to the acquisitions of CIPI and PCI, which added $5,633 and $2,040, respectively. These assets will be amortized over a weighted average amortization period of six years.
     The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at October 31, 2006 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and October 31, 2006.
     Amortization expense on intangible assets was $5,240 and $2,404 for the three-month periods ended October 31, 2006 and 2005, respectively. The amortization over each of the next five fiscal years is projected to be $20,975, $20,080, $19,441, $18,417 and $15,152 for the years ending July 31, 2007, 2008, 2009, 2010 and 2011, respectively.
NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $30,275 and $28,974 for the three months ended October 31, 2006 and 2005, respectively.

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended October 31,
	2006	2005
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$34,448	$30,198
Less:
Preferential dividends	(836)	(758)
Preferential dividends on dilutive stock options	(15)	(16)

Numerator for basic and diluted Class B net income per share	$33,597	$29,424

Denominator:
Denominator for basic net income per share for both Class A and Class B	53,734,000	49,250,000
Plus: Effect of dilutive stock options	871,000	956,000

Denominator for diluted net income per share for both Class A and Class B	54,605,000	50,206,000

Class A Nonvoting Common Stock net income per share:
Basic	$0.64	$0.61
Diluted	$0.63	$0.60

Class B Voting Common Stock net income per share:
Basic	$0.63	$0.60
Diluted	$0.62	$0.59
     Options to purchase 629,500 and 361,000 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2006 and 2005, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
NOTE E — Acquisitions
     During the three months ended October 31, 2006, the Company acquired the following companies for a total combined purchase price, net of cash acquired, of $45,173. A brief description of each company acquired during the quarter is included below.
▪	CIPI is headquartered in Burlington, Massachusetts, with operations in Hong Kong, China and the Netherlands. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities, special events and government buildings. CIPI was acquired in August 2006.

▪	PCI is located in Dallas, Texas and is a supplier of die-cut products to the medical market with a specific focus on disposable, advanced wound-care products. PCI was acquired in October 2006.

     The allocation of the purchase price of each company acquired during the quarter ended October 31, 2006, is preliminary pending the final valuation of intangible assets as well as certain tangible assets and liabilities. The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisitions.

Current assets	$14,291
Property, plant & equipment	4,682
Goodwill	24,194
Customer relationships	7,673
Non-compete agreements	280
Patents	300
Trademarks and other intangible assets	363

Total assets acquired	51,783
Liabilities assumed	(6,610)

Net assets acquired	$45,173

     Of the $24,194 allocated to goodwill, $7,524 is expected to be deductible for tax purposes based on preliminary analysis.
NOTE F — Segment Information
     The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia-Pacific. Following is a summary of segment information for the three months ended October 31, 2006 and 2005:

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals
Three months ended October 31, 2006:
Revenues from external customers	$146,943	$92,365	$92,951	$332,259	—	$332,259
Intersegment revenues	11,994	786	5,991	18,771	($18,771)	—
Segment profit (loss)	36,905	23,005	22,137	82,047	(2,197)	79,850

Three months ended October 31, 2005:
Revenues from external customers	$116,059	$73,762	$42,814	$232,635	—	$232,635
Intersegment revenues	16,187	1,213	2,011	19,411	($19,411)	—
Segment profit (loss)	32,194	20,778	13,010	65,982	(2,386)	63,596
Following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2006 and 2005:

	Three months ended:
	October 31,
	2006	2005
Total profit from reportable segments	$82,047	$65,982
Corporate and eliminations	(2,197)	(2,386)
Unallocated amounts:
Administrative costs	(27,909)	(19,467)
Investment and other income	638	392
Interest expense	(4,735)	(1,989)

Income before income taxes	47,844	42,532
Income taxes	(13,396)	(12,334)

Net income	$34,448	$30,198

NOTE G –Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. All performance-based options that were granted in fiscal 2006 and in prior years expire 5 years from the date of grant. Beginning in fiscal 2007, any performance options granted expire 10 years from the date of grant.
     As of October 31, 2006, the Company has reserved 4,039,985 shares of Class A Nonvoting Common Stock for outstanding stock options and 610,134 shares of Class A Nonvoting Common Stock for future issuance of stock options under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2006 and 2005 was $1,559 ($951 net of taxes) and $924 ($566 net of taxes), respectively. As of October 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $11,015 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
     The Company has estimated the fair value of its performance-based option awards granted during the three months ended October 31, 2006 and 2005 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	October 31, 2006	October 31, 2005
Expected term (in years)	6.57	3.39
Expected volatility	34.66%	31.10%
Expected dividend yield	1.51%	1.50%
Risk-free interest rate	4.90%	4.09%
Weighted-average market value of underlying stock at grant date	$33.32	$33.89
Weighted-average exercise price	$33.32	$33.89
Weighted-average fair value of options granted during the period	$12.57	$8.34
     The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is obtained by taking the average of the high and the low stock price on the date of the grant.
     The Company did not grant any service-based options during the three months ended October 31, 2006 and 2005.

     A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2006	3,815,052	$23.27
New grants	265,000	$33.32
Exercised	(35,567)	$18.72
Forfeited or expired	(4,500)	$28.93

Outstanding at October 31, 2006	4,039,985	$23.90	7.0	$53,372

Exercisable at October 31, 2006	2,137,983	$18.42	5.8	$39,732

     The total intrinsic value of options exercised during the three months ended October 31, 2006 and 2005, based upon the average market price during the period, was approximately $634 and $363, respectively. The total fair value of stock options vested during the three months ended October 31, 2006 and 2005, was approximately $59 and $63, respectively.
NOTE H: Debt
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit facility. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of October 31, 2006, the Company was in compliance with the covenants of the new agreement. The new agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. As of October 31, 2006, there were $25.0 million of outstanding borrowings under the credit facility.
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

     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2007 from those reported thereto in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2006.
NOTE J: New Accounting Pronouncements
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides guidance on how to measure the fair value of assets and liabilities utilizing a fair value hierarchy to classify the sources of information used in the measurement calculation. SFAS No. 157 also provides new disclosure rules for assets and liabilities measured at fair value based on their level in the fair value hierarchy. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company expects that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial statements.
     In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This statement requires full recognition of the funded status of defined benefit and other postretirement plans on the balance sheet as an asset or a liability. SFAS No. 158 also continues to require that unrecognized prior service costs/credits, gains/losses, and transition obligations/assets be recorded in Accumulated Other Comprehensive Income, thus not changing the income statement recognition rules for such plans. This new statement will be effective for fiscal years ending after December 15, 2006. The Company expects that the adoption of SFAS No. 158 will not have a material effect on its consolidated financial statements.
NOTE K: Subsequent Event
     On December 8, 2006, the Company announced that it acquired Scafftag Ltd. (“Scafftag”) and its affiliate Safetrak, Ltd., both in Barry, Wales, U.K. The acquisition also includes the purchase of Scafftag Pty., Ltd. in Perth, Australia. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Founded in 1983, Scafftag had annual sales of approximately $7 million in 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Japan, the Netherlands, the Philippines, Spain, Taiwan and Turkey and further markets it products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
     Sales for the quarter ended October 31, 2006, were up 42.8% to $332.3 million, compared to $232.6 million in the same period of fiscal 2006. Of the increase in sales, organic growth accounted for 5.7%, acquisitions added 34.6% and the effects of fluctuations in the exchange rates used to translate financial results into the United States Dollar added 2.5%. Net income for the quarter ended October 31, 2006, was $34.4 million or $0.63 per diluted Class A Nonvoting Common Share, up 14.1% from $30.2 million or $0.60 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.
Results of Operations
     The comparability of the operating results for the three months ended October 31, 2006 to the prior year has been significantly impacted by the following acquisitions completed in fiscal 2007 and fiscal 2006.

Acquisitions	Segment	Date Completed
STOPware, Inc. (“Stopware”)	Americas	August 2005
Texit Danmark AS and Texit Norge AS (collectively “Texit”)	Europe	September 2005
TruMed Technologies, Inc. (“TruMed”)	Americas	October 2005
QDP Thailand Co., Ltd (“QDPT”)	Asia-Pacific	October 2005
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	January 2006
Personnel Concepts	Americas	February 2006
IDenticard Systems, Inc. and Identicam Systems (collectively “Identicard”)	Americas	February 2006
Accidental Health & Safety Pty. Ltd and Trafalgar First Aid Pty. Ltd. (collectively “Accidental Health”)	Asia-Pacific	March 2006
Tradex Converting AB (“Tradex”)	Americas, Europe and Asia-Pacific	May 2006
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	June 2006
Daewon Industry Corporation (“Daewon”)	Asia-Pacific	July 2006
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	August 2006
Precision Converters, Inc. (“PCI”)	Americas	October 2006

     Sales for the three months ended October 31, 2006 were up 42.8% compared to the same period in fiscal 2006. The increase was comprised of an increase of 5.7% attributed to organic growth, an increase of 2.5% due to the effect of currencies on sales, and an increase of 34.6% due to the acquisitions listed in the above table. The organic growth for the quarter ended October 31, 2006, was due primarily to an 11.9% increase in Asia-Pacific base sales which was aided by the continued transfer of die cut business from the Americas to the region, partially offset by the loss of certain programs with a disk-drive customer in the region. Additionally, the Company continues to experience solid growth in many of its mature markets in the Americas and Europe, with organic growth of 2.6% and 6.8%, respectively, partly offset by the transfer of some of the existing business from the Americas to the Asia-Pacific region.
     Gross margin as a percentage of sales decreased from 53.3% to 49.4% for the quarter ended October 31, 2006, compared to the same period of the previous year. This decline was driven by the acquisitions that Brady completed in the last 12 months, which were more heavily weighted towards the precision die cut business which is generally characterized by lower gross margins and lower selling, general and administrative (“SG&A”) expenses. If Brady retains the current mix, we would expect to continue to see lower gross margins, and over time lower SG&A expenses as we gradually integrate the acquisitions.
     Research and development (“R&D”) expenses increased 30.6% to $8.5 million for the three months ended October 31, 2006, compared to $6.5 million for the same period in the prior year. As a percentage of sales, R&D expenses represented a lower percentage of sales, declining from 2.8% in the first quarter of fiscal 2006 to 2.6% in the first quarter for fiscal 2007. Brady continues to fund new product development at increasing rates.
     SG&A expenses increased 41.4% to $103.7 million for the three months ended October 31, 2006, as compared to $73.3 million for the same period in the prior year. This expected increase was due to acquisitions and the number of initiatives taking place this year, such as the continued integration of the acquisitions completed in fiscal 2006 and 2007, roll-out of SAP to many of our locations around the world, creation of a business process shared service center in India, development of a customer call center in the Philippines, and geographic expansions in Slovakia, Sweden, Turkey, India, China and Mexico. The increase was more pronounced due to relatively low SG&A expenses in the first quarter of fiscal 2006. As a percentage of sales, SG&A expenses declined from 31.5% in the first quarter of fiscal 2006 to 31.2% in the same period of fiscal 2007, despite the increase described above.
     Interest expense increased from $2.0 million for the quarter ended October 31, 2005, to $4.7 million for the quarter ended October 31, 2006. The increase in interest expense was due to the interest on the $200 million private placement of senior notes that was completed in the third quarter of fiscal 2006, as well as interest on the borrowings under our revolving credit facility in the first quarter of fiscal 2007.
     The Company’s effective tax rate was 28.0% for the quarter ended October 31, 2006, and 29.0% for the same period of the previous year. The improvement in the effective rate was due to a continuing shift of a higher percentage of the Company’s pre-tax income to lower tax rate countries.
     Net income for the three months ended October 31, 2006, increased 14.1% to $34.4 million, compared to $30.2 million for the same quarter of the previous year. Net income as a percentage of sales decreased from 13.0% to 10.4% for the quarter ended October 31, 2006, compared to the same period in the prior year. The decrease was due to the factors noted above and a comparison to the October 2005 quarter that had exceptionally strong results.

Business Segment Operating Results
     Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia-Pacific.

					Corporate
			Asia-		and
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2006	$146,943	$92,365	$92,951	$332,259	—	$332,259
October 31, 2005	$116,059	$73,762	$42,814	$232,635	—	$232,635

SALES GROWTH INFORMATION
Three months ended October 31, 2006
Base	2.6%	6.8%	11.9%	5.7%	—	5.7%
Currency	0.8%	5.3%	2.5%	2.5%	—	2.5%
Acquisitions	23.2%	13.1%	102.7%	34.6%	—	34.6%
Total	26.6%	25.2%	117.1%	42.8%	—	42.8%

SEGMENT PROFIT (LOSS)
Three months ended
October 31, 2006	$36,905	$23,005	$22,137	$82,047	$(2,197)	$79,850
October 31, 2005	$32,194	$20,778	$13,010	$65,982	$(2,386)	$63,596
Percentage increase	14.6%	10.7%	70.2%	24.3%	-7.9%	25.6%
SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

	Three months ended:
	October 31,	October 31,
	2006	2005
Total profit from reportable segments	$82,047	$65,982
Corporate and eliminations	(2,197)	(2,386)
Unallocated amounts:
Administrative costs	(27,909)	(19,467)
Investment and other income	638	392
Interest expense	(4,735)	(1,989)
Income before income taxes	47,844	42,532
Income taxes	(13,396)	(12,334)

Net income	$34,448	$30,198

     The Company evaluates regional performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, interest, investment and other income and income taxes.

Americas:
     Americas sales increased 26.6% for the quarter ended October 31, 2006, compared to the same period in the prior year. Base sales in local currency increased 2.6% in the quarter compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar had a slight impact on sales, increasing it by 0.8% in the quarter. Sales in the region were also aided by the current year acquisitions of CIPI and PCI and the prior year acquisitions of TruMed, J.A.M, Personnel Concepts and Identicard, which increased sales by 23.2% for the quarter. The organic growth in the quarter was driven by continued growth in both the Brady brand business and the direct marketing business, with a partial offset from the planned transfer of die-cut business to the Asia-Pacific segment.
     Segment profit for the region increased 14.6% to $36.9 million for the quarter ended October 31, 2006, compared to $32.2 million for the same period in the prior year. As a percentage of sales, segment profit decreased from 27.7% in the first quarter of fiscal 2006 to 25.1% in the first quarter of fiscal 2007. The decline was due to the effect of recent acquisitions. As expected, the segment’s recent acquisitions have produced an initial rate of profit that is below the average rate of profit of the segment. As we integrate the businesses and achieve synergies, the profit percentages are expected to increase. Although the segment continues to experience cost increases in utilities and materials, the costs were mitigated by increased sales volume and price increases.
Europe:
     Europe sales increased 25.2% for the quarter ended October 31, 2006, compared to the same period in the prior year. Base sales in local currency increased 6.8% in the quarter compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 5.3% in the quarter. The fiscal 2007 acquisition of CIPI and the fiscal 2006 acquisitions of Texit and Tradex increased sales by 13.1%. The organic growth in the quarter was due to increases in the Brady brand business, as there is continued growth in central Europe and a more focused market strategy in the more mature geographies, and also increases in the direct marketing business due to the addition of new customers and product expansion.
     Segment profit for the region increased 10.7% to $23.0 million for the quarter ended October 31, 2006, compared to $20.8 million for the same period of the prior year. As a percentage of sales, segment profit decreased from 28.2% in the first quarter of fiscal 2006 to 24.9% in the first quarter of fiscal 2007. The decline was due to continued integration costs of recent acquisitions and the headquarter costs of Tradex, as well as expenses incurred related to the expansion into new geographies such as Slovakia, Spain, Turkey and Sweden.
Asia-Pacific:
     Asia-Pacific sales increased 117.1% for the quarter ended October 31, 2006, compared to the same period in the prior year. Base sales in local currency increased 11.9% in the quarter compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into United States currency, which increased sales within the region by 2.5% in the quarter. The fiscal 2007 acquisition of CIPI and the fiscal 2006 acquisitions of QDPT, Accidental Health, Tradex, Carroll and Daewon increased sales by 102.7% for the quarter. The strong organic growth for the quarter was due to strong mobile handset business in North Asia and the planned transfer of die cut business from the Americas segment, partially offset by the loss of certain programs in the hard disk drive business due to recent industry consolidations.

     Segment profit for the region was up 70.2% to $22.1 million for the quarter ended October 31, 2006, compared to $13.0 million for the same period in the prior year. The increase was due primarily to increased sales volume. As a percentage of sales, segment profit decreased from 30.4% in the first quarter of fiscal 2006 to 23.8% in the first quarter of fiscal 2007. The decline was primarily due to the expected lower profitability of the segment’s recent acquisitions. Also, Brady continues to experience pricing pressure from customers in the region, which is a characteristic of the businesses that are served in the OEM electronics markets. Brady’s strategy continues to be to mitigate pricing pressures through manufacturing efficiencies, new product development and strategic material alliances.
     Brady continues to invest in the expansion of the Asia-Pacific region. In the first quarter of fiscal 2007, a new larger facility in Malaysia was opened, production began in India and the Thailand operations moved into larger facilities. Brady’s eleventh facility in China is expected to begin production in the second quarter of fiscal 2007.
Financial Condition
     The Company’s current ratio as of October 31, 2006, was 2.2 compared to 2.1 at July 31, 2006. Cash and cash equivalents were $87.5 million at October 31, 2006, compared to $113.0 million at July 31, 2006. Additionally, there were no short-term investments outstanding at October 31, 2006, compared to $11.5 million outstanding at July 31, 2006. Working capital increased $13.5 million during the quarter ended October 31, 2006, to $254.0 million from $240.5 million at July 31, 2006. Accounts receivable increased $29.1 million for the quarter due to increased sales volume, seasonal build-up from our OEM customers, acquisitions and foreign currency translation. Inventories increased $13.8 million for the quarter, due to acquisitions and increased inventory levels in Asia to meet seasonal demand. We expect that during the second half of the fiscal year the accounts receivable and inventory levels associated with seasonal demand will decline. The net decrease in current liabilities was $6.0 million for the quarter. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the quarter related to the year ended July 31, 2006, partially offset by an increase in accounts payable from the fiscal 2007 acquisitions and an increase in accrued income taxes due to improved profitability.
     Cash flow from operating activities totaled $12.4 million for the quarter ended October 31, 2006, compared to $8.1 million for the same period last year. The increase was the result of a $4.3 million increase in net income and a $5.6 million increase in depreciation and amortization on the intangible assets acquired in fiscal 2006 and 2007, partially offset by an increase in accounts receivable balances and prepaid expenses and other assets.
     The acquisitions of businesses used $45.2 million of cash for the quarter ended October 31, 2006. Contingent consideration payments of $7.5 million were paid during the quarter ended October 31, 2006 to satisfy the $6.5 million holdback requirement of the ID Technologies acquisition completed in fiscal 2005 and the $1.0 million earnout liability of the Stopware acquisition completed in fiscal 2006. Capital expenditures were $14.5 million for the quarter ended October 31, 2006, compared to $8.5 million in the same period last year, driven by approximately $9 million spent on the expansions in China, Canada, India, Slovakia, and other locations; approximately $3 million spent for cost reduction projects; and approximately $1 million spent on implementing SAP across Brady’s global operations. Net cash provided by financing activities was $18.2 million for the quarter ended October 31, 2006, due to net borrowings on the revolving loan agreement, partially offset by the payment of dividends. Net cash used in financing activities for the same period last year was $4.9 million related to the repurchase of the Company’s stock and the payment of dividends, partially offset by net borrowings on the revolving loan agreement.

     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million.
     Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of October 31, 2006, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the quarter ended October 31, 2006, the Company borrowed and repaid $48.2 million and $23.2 million, respectively. As of October 31, 2006, there was $25.0 million of outstanding borrowings on the credit agreement.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and fiscal 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2006, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2006, the Company was in compliance with this covenant.
     On November 16, 2006, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.14 per share payable on January 31, 2007 to shareholders of record at the close of business on January 10, 2007.
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
Subsequent Event Affecting Financial Condition
     On December 8, 2006, the Company announced that it acquired Scafftag Ltd. (“Scafftag”) and its affiliate Safetrak, Ltd., both in Barry, Wales, U.K. The acquisition also includes the purchase of Scafftag Pty., Ltd. in Perth, Australia. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Founded in 1983, Scafftag had annual sales of approximately $7 million in 2006.

     Off-Balance Sheet Arrangements – The Company does not have material off-balance sheet arrangements or related-party transactions. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
     Operating Leases – These leases generally are entered into for investments in facilities, such as manufacturing facilities, warehouses and office buildings, computer equipment and Company vehicles, for which the economic profile is favorable.
     Purchase Commitments – The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the ordinary conduct of its business. In the aggregate, such commitments are not in excess of current market prices and are not material to the financial position of the Company. Due to the proprietary nature of many of the Company’s materials and processes, certain supply contracts contain penalty provisions for early termination. The Company does not believe a material amount of penalties will be incurred under these contracts based upon historical experience and current expectations.
     Other Contractual Obligations – The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity.
     Related-Party Transactions – The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2006. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.
     The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Korean Won and Chinese Yuan currency.
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2006, the Company had no interest rate derivatives.
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
     The Company is in the process of implementing its enterprise resource planning system, SAP, to many of its locations around the world. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change.
     There were no other changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
SIGNATURES

BRADY CORPORATION
Date: December 8, 2006	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: December 8, 2006	/s/ David Mathieson
David Mathieson
Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)