Form 10-Q
period 2007-01-31
BRADY CORP
filed 2007-03-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2007
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
As of March 2, 2007, there were outstanding 50,409,791 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits	20
Certification
Certification
Section 1350 Certification
Section 1350 Certification
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 31, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,408	$113,008
Short term investments	—	11,500
Accounts receivable, less allowance for losses ($8,340 and $6,390, respectively)	218,594	187,907
Inventories:
Finished products	76,245	59,365
Work-in-process	18,292	12,850
Raw materials and supplies	39,823	37,702

Total inventories	134,360	109,917
Prepaid expenses and other current assets	43,389	36,825

Total current assets	482,751	459,157

Other assets:
Goodwill	655,238	587,642
Other intangible assets	145,544	134,111
Deferred income taxes	33,954	34,135
Other	16,599	10,235

Property, plant and equipment:
Cost:
Land	6,582	6,548
Buildings and improvements	81,878	78,418
Machinery and equipment	219,468	198,426
Construction in progress	28,636	12,098

	336,564	295,490
Less accumulated depreciation	171,144	155,584

Net property, plant and equipment	165,420	139,906

Total	$1,499,506	$1,365,186

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$92,598	$78,585
Wages and amounts withheld from employees	49,555	61,778
Taxes, other than income taxes	6,768	6,231
Accrued income taxes	22,627	25,243
Other current liabilities	43,357	46,763
Short-term borrowings and current maturities on long-term obligations	12	20

Total current liabilities	214,917	218,620

Long-term obligations, less current maturities	420,817	350,018
Other liabilities	56,968	50,502

Total liabilities	692,702	619,140

Stockholders’ investment:
Class A nonvoting common stock – Issued 50,481,743 and 50,481,743 shares, respectively and outstanding 50,403,641 and 50,188,842 shares, respectively	505	505
Class B voting common stock – Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	259,282	258,922
Earnings retained in the business	500,134	460,991
Treasury stock – 78,102 and 292,901 shares, respectively of Class A nonvoting common stock, at cost	(2,956)	(10,865)
Accumulated other comprehensive income	49,042	35,696
Other	762	762

Total stockholders’ investment	806,804	746,046

Total	$1,499,506	$1,365,186

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,			Six Months Ended January 31,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change

Net sales	$321,275	$230,974	39.1%	$653,534	$463,609	41.0%
Cost of products sold	171,114	113,869	50.3%	339,245	222,513	52.5%

Gross margin	150,161	117,105	28.2%	314,289	241,096	30.4%

Operating expenses:
Research and development	9,082	6,829	33.0%	17,614	13,363	31.8%
Selling, general and administrative	108,355	79,000	37.2%	212,010	152,328	39.2%

Total operating expenses	117,437	85,829	36.8%	229,624	165,691	38.6%

Operating income	32,724	31,276	4.6%	84,665	75,405	12.3%

Other income (expense):
Investment and other income — net	(106)	88	-220.5%	532	480	10.8%
Interest expense	(5,244)	(2,435)	115.4%	(9,979)	(4,424)	125.6%

Income before income taxes	27,374	28,929	-5.4%	75,218	71,461	5.3%

Income taxes	7,665	7,675	-0.1%	21,061	20,009	5.3%

Net income	$19,709	$21,254	-7.3%	$54,157	$51,452	5.3%

Per Class A Nonvoting Common Share:
Basic net income	$0.37	$0.43	-14.0%	$1.01	$1.05	-3.8%
Diluted net income	$0.36	$0.43	-16.3%	$0.99	$1.03	-3.9%
Dividends	$0.14	$0.13	7.7%	$0.28	$0.26	7.7%

Per Class B Voting Common Share:
Basic net income	$0.37	$0.43	-14.0%	$0.99	$1.03	-3.9%
Diluted net income	$0.36	$0.43	-16.3%	$0.97	$1.02	-4.9%
Dividends	$0.14	$0.13	7.7%	$0.26	$0.24	8.3%

Weighted average common shares outstanding (in thousands):
Basic	53,894	48,994		53,814	49,098
Diluted	54,789	49,813		54,697	49,891
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	January 31,
	(Unaudited)
	2007	2006
Operating activities:
Net income	$54,157	$51,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,096	14,554
Deferred income taxes	(542)	712
Loss on disposal of property, plant & equipment	305	45
Provision for losses on accounts receivable	1,301	623
Non-cash portion of stock-based compensation expense	3,669	2,827
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(15,337)	(11,250)
Inventories	(14,787)	(11,537)
Prepaid expenses and other assets	(8,590)	(2,959)
Accounts payable and accrued liabilities	(8,316)	(17,512)
Income taxes	(3,411)	(10,127)
Other liabilities	2,514	3,970

Net cash provided by operating activities	37,059	20,798

Investing activities:
Acquisition of businesses, net of cash acquired	(90,418)	(100,256)
Payments of contingent consideration	(9,329)	—
Purchases of short-term investments	—	(3,800)
Sales of short-term investments	11,500	10,900
Purchases of property, plant and equipment	(32,135)	(17,341)
Proceeds from sale of property, plant and equipment	234	66
Other	(5,831)	(1,711)

Net cash used in investing activities	(125,979)	(112,142)

Financing activities:
Payment of dividends	(15,014)	(12,710)
Proceeds from issuance of common stock	3,837	6,467
Principal payments on debt	(26,231)	(190,459)
Proceeds from issuance of debt	97,020	289,630
Purchase of treasury stock	—	(27,233)
Income tax benefit from the exercise of stock options	763	3,354

Net cash provided by financing activities	60,375	69,049

Effect of exchange rate changes on cash	1,945	67

Net decrease in cash and cash equivalents	(26,600)	(22,228)
Cash and cash equivalents, beginning of period	113,008	72,970

Cash and cash equivalents, end of period	$86,408	$50,742

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,754	$3,907
Income taxes, net of refunds	23,983	24,510

Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$50,042	$39,422
Liabilities assumed	(15,617)	(9,326)

Goodwill	55,993	70,160

Net cash paid for acquisitions	$90,418	$100,256

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2007
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of January 31, 2007 and July 3l, 2006, its results of operations for the three and six months ended January 31, 2007 and 2006, and its cash flows for the six months ended January 31, 2007 and 2006. The condensed consolidated balance sheet as of July 31, 2006 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2006.
     Reclassifications — Certain prior period amounts have been reclassified to conform with the current period presentation.
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended January 31, 2007, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642
Goodwill acquired during the period	41,024	14,808	161	55,993
Adjustments for prior year acquisitions	1,934	200	3,536	5,670
Translation adjustments	(441)	2,476	3,898	5,933

Balance as of January 31, 2007	$365,276	$129,276	$160,686	$655,238

     The following acquisitions completed during the six months ended January 31, 2007 increased goodwill by the following amounts:

	Segment	Goodwill
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	$18,937
Precision Converters, L.P. (“PC”)	Americas	8,409
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	6,380
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	12,391
Modernotecnica SpA (“Moderno”)	Europe	9,876

Total		$55,993

     Goodwill also increased $5,670 during the six months ended January 31, 2007 as a result of adjustments to the preliminary allocation of the purchase price for acquisitions completed in fiscal 2006 and the recording of a $1,577 liability for the contingent payment due to the previous owners of QDP Thailand Co., Ltd. (“QDPT”), which was acquired in fiscal 2006 (see Note E for more information). The largest components of the increase as a result of adjustments to the preliminary allocation of purchase price related to Daewon Industry Corporation (“Daewon”) and Tradex Converting AB (“Tradex”), which added $1,509 and $1,491, respectively. The remaining $5,933 increase to goodwill during the six months was attributable to the effects of foreign currency translation.
     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	January 31, 2007				July 31, 2006
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,402	$(5,546)	$2,856	15	$7,885	$(5,134)	$2,751
Trademarks and other	5	4,019	(2,699)	1,320	6	3,328	(2,106)	1,222
Customer relationships	7	129,505	(26,743)	102,762	7	109,955	(17,693)	92,262
Purchased software	5	3,291	(2,196)	1,095	5	3,288	(1,887)	1,401
Non-compete agreements	4	11,340	(5,503)	5,837	4	9,757	(4,448)	5,309
Unamortized other intangible assets:
Trademarks	N/A	31,674	—	31,674	N/A	31,166	—	31,166

Total		$188,231	$(42,687)	$145,544		$165,379	$(31,268)	$134,111

     The acquisitions completed during the six months ended January 31, 2007 (see Note E for more information) contributed to the increases in each of the categories of other intangible assets listed above. The increase in customer relationships relates to the acquisitions of CIPI, PC, Scafftag and Moderno which added $5,633, $2,225, $3,279 and $6,570, respectively. These assets will be amortized over a weighted average amortization period of 5.6 years.
     The value of goodwill and other intangible assets in the Consolidated Financial Statements at January 31, 2007 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2007.
     Amortization expense on intangible assets was $5,720 and $2,925 for the three-month periods ended January 31, 2007 and 2006, respectively and $10,961 and $5,329 for the six-month periods ended January 31, 2007 and 2006, respectively. The amortization over each of the next five fiscal years is projected to be $23,166, $22,531, $21,751, $20,643 and $17,296 for the years ending July 31, 2007, 2008, 2009, 2010 and 2011, respectively.
NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $10,536 and $25,846 for the three months ended January 31, 2007 and 2006, respectively and $40,811 and $54,820 for the six months ended January 31, 2007 and 2006, respectively.

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2007	2006	2007	2006
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$19,709	$21,254	$54,157	$51,452
Less:
Preferential dividends	—	—	(836)	(758)
Preferential dividends on dilutive stock options	—	—	(15)	(16)

Numerator for basic and diluted Class B net income per share	$19,709	$21,254	$53,306	$50,678

Denominator:
Denominator for basic net income per share for both Class A and Class B	53,894,000	48,994,000	53,814,000	49,098,000
Plus: Effect of dilutive stock options	895,000	819,000	883,000	793,000

Denominator for diluted net income per share for both Class A and Class B	54,789,000	49,813,000	54,697,000	49,891,000

Class A Nonvoting Common Stock net income per share:
Basic	$0.37	$0.43	$1.01	$1.05
Diluted	$0.36	$0.43	$0.99	$1.03

Class B Voting Common Stock net income per share:
Basic	$0.37	$0.43	$0.99	$1.03
Diluted	$0.36	$0.43	$0.97	$1.02
     Options to purchase 1,269,500 and 949,500 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2007, respectively, and 1,261,500 and 811,250 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2006, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
NOTE E — Acquisitions
     During the six months ended January 31, 2007, the Company acquired the following companies for a total combined purchase price, net of cash acquired, of $90,418. A brief description of each company acquired during the six months is included below.
CIPI is headquartered in Burlington, Massachusetts, with operations in Hong Kong, China and the Netherlands. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities, special events and government buildings. CIPI was acquired in August 2006.
PC is located in Dallas, Texas and is a supplier of die-cut products to the medical market with a specific focus on disposable, advanced wound-care products. PC was acquired in October 2006.
Scafftag is located in Barry, Wales, U.K., with operations in Australia and in the United States and sales offices in the United Arab Emirates. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Scafftag was acquired in December 2006.
Asterisco is located in Sao Paulo, Brazil and is a leading manufacturer of industrial high-performance labels in Brazil, specializing in custom labels printed on film materials for the electronics, automotive, pharmaceutical and other industries. Asterisco was acquired in December 2006.

Moderno is located in Milan, Italy and is a wire-identification manufacturer serving the Maintenance, Repair and Operations market with products used primarily in the electrical industry. Moderno was acquired in December 2006.
     The purchase agreements for Scafftag and Asterisco each include provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5.2 million have not been accrued as liabilities in the accompanying consolidated financial statements as the payments are based on attaining certain financial results which have not been achieved as of January 31, 2007. Approximately $4.9 million of the contingency related to the Asterisco acquisition has been placed in an escrow account in compliance with the terms of the purchase agreement. This cash outflow has been recorded in other investing activities on the accompanying consolidated statement of cash flows for the six months ended January 31, 2007. The purchase agreement of Asterisco also includes a holdback provision of approximately $2.3 million that has been recorded as a liability in the accompanying consolidated financial statements.
     The allocation of the purchase price of each company acquired during the six months ended January 31, 2007, is preliminary pending the final valuation of intangible assets as well as certain tangible assets and liabilities. The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisitions.

Current assets	$23,409
Property, plant & equipment	6,795
Goodwill	55,993
Customer relationships	17,707
Non-compete agreements	811
Patents	300
Trademarks and other intangible assets	1,020

Total assets acquired	106,035
Liabilities assumed	(15,617)

Net assets acquired	$90,418

     Of the $55,993 allocated to goodwill, $8,658 is expected to be deductible for tax purposes based on preliminary analysis.
     The purchase agreement for the acquisition of QDPT that was completed in fiscal 2006 included a provision for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. As of January 31, 2007, $1,577 has been recorded as a liability on the accompanying consolidated financial statements as the performance conditions of the agreement have been met. The liability will be paid in the third quarter of fiscal 2007.
Subsequent event
     On February 1, 2007, the Company completed the acquisition of Clement Communications, Inc. (“Clement”), headquartered in Concordville, Pennsylvania. Clement is a direct marketer of posters, newsletters, guides and handbooks that address safety, quality, teamwork, sales, employment practices, customer service and OSHA regulations. Clement’s products are designed to facilitate and enhance employee communications for business, government and scholastic markets.

NOTE F — Segment Information
     The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia-Pacific. Following is a summary of segment information for the three months and six months ended January 31, 2007 and 2006:

					Corporate
					And
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals
Three months ended January 31, 2007:
Revenues from external customers	$139,988	$98,846	$82,441	$321,275	$—	$321,275
Intersegment revenues	12,504	1,664	4,702	18,870	(18,870)	—
Segment profit (loss)	28,793	22,604	12,394	63,791	(2,228)	61,563
Three months ended January 31, 2006:
Revenues from external customers	$109,951	$76,284	$44,739	$230,974	$—	$230,974
Intersegment revenues	14,221	934	1,803	16,958	(16,958)	—
Segment profit (loss)	24,969	19,989	11,717	56,675	(2,631)	54,044
Six months ended January 31, 2007:
Revenues from external customers	$286,931	$191,211	$175,392	$653,534	$—	$653,534
Intersegment revenues	24,498	2,450	10,693	37,641	(37,641)	—
Segment profit (loss)	65,698	45,609	34,531	145,838	(4,425)	141,413
Six months ended January 31, 2006:
Revenues from external customers	$226,010	$150,046	$87,553	$463,609	$—	$463,609
Intersegment revenues	30,408	2,147	3,814	36,369	(36,369)	—
Segment profit (loss)	57,163	40,767	24,727	122,657	(5,017)	117,640
Following is a reconciliation of segment profit to net income for the three months and six months ended January 31, 2007 and 2006:

	Three months ended:		Six months ended:
	January 31,		January 31,
	2007	2006	2007	2006
Total profit from reportable segments	$63,791	$56,675	$145,838	$122,657
Corporate and eliminations	(2,228)	(2,631)	(4,425)	(5,017)
Unallocated amounts:
Administrative costs	(28,839)	(22,768)	(56,748)	(42,235)
Investment and other (expense) income	(106)	88	532	480
Interest expense	(5,244)	(2,435)	(9,979)	(4,424)

Income before income taxes	27,374	28,929	75,218	71,461
Income taxes	(7,665)	(7,675)	(21,061)	(20,009)

Net income	$19,709	$21,254	$54,157	$51,452

NOTE G —Stock-Based Compensation
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
     As of January 31, 2007, the Company has reserved 4,487,618 shares of Class A Nonvoting Common Stock for outstanding stock options and 1,971,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2007 and 2006 was $2,110 ($1,287 net of taxes) and $1,903 ($1,161 net of taxes), respectively, and expense recognized during the six months ended January 31, 2007 and 2006 was $3,669 ($2,238 net of taxes) and $2,827 ($1,724 net of taxes), respectively. As of January 31, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $16,987 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2007 and 2006 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended		Six Months Ended
	January 31, 2007		January 31, 2006
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	6.07	6.57	5.72	3.39
Expected volatility	34.01%	34.66%	34.56%	31.10%
Expected dividend yield	1.46%	1.51%	1.52%	1.50%
Risk-free interest rate	4.52%	4.90%	4.50%	4.09%
Weighted-average market value of underlying stock at grant date	$38.19	$33.32	$37.64	$33.89
Weighted-average exercise price	$38.19	$33.32	$37.64	$33.89
Weighted-average fair value of options granted during the period	$13.57	$12.57	$13.10	$8.34
     The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments and historical yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is obtained by taking the average of the high and the low stock price on the date of the grant.

     A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2006	3,815,052	$23.27
New grants	905,000	$36.76
Exercised	(214,799)	$17.77
Forfeited or expired	(17,635)	$30.72

Outstanding at January 31, 2007	4,487,618	$26.16	7.3	$51,331

Exercisable at January 31, 2007	2,471,622	$20.66	6.0	$41,564

     The total intrinsic value of options exercised during the six months ended January 31, 2007 and 2006, based upon the average market price during the period, was approximately $4,597 and $9,813, respectively. The total fair value of stock options vested during the six months ended January 31, 2007 and 2006, was approximately $4,592 and $3,100, respectively.
NOTE H – Debt
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of January 31, 2007, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. As of January 31, 2007, there were $70.8 million of outstanding borrowings under the credit facility.
NOTE I – Employee Benefit Plans
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
NOTE J – New Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Japan, the Netherlands, the Philippines, Spain, Taiwan and Turkey and further markets it products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
     Sales for the quarter ended January 31, 2007, were up 39.1% to $321.3 million, compared to $231.0 million in the same period of fiscal 2006. Of the increase in sales, organic growth accounted for 4.6%, acquisitions added 29.8% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 4.7%. Net income for the quarter ended January 31, 2007, was $19.7 million or $0.36 per diluted Class A Nonvoting Common Share, down 7.3% from $21.3 million, or $0.43 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year.
     Sales for the six months ended January 31, 2007, increased 41.0% to $653.5 million, compared to $463.6 million in the same period of fiscal 2006. Organic growth accounted for 5.2%, acquisitions added 32.2% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 3.6%. Net income for the six months ended January 31, 2007 was $54.2 million or $0.99 per diluted Class A Nonvoting Common Share, up 5.3% from $51.5 million, or $1.03 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
     The comparability of the operating results for the three and six months ended January 31, 2007, to the prior year has been significantly impacted by the following acquisitions completed in fiscal 2007 and fiscal 2006.

Acquisitions	Segment	Date Completed
STOPware, Inc. (“Stopware”)	Americas	August 2005
Texit Danmark AS and Texit Norge AS (collectively “Texit”)	Europe	September 2005
TruMed Technologies, Inc. (“TruMed”)	Americas	October 2005
QDP Thailand Co., Ltd (“QDPT”)	Asia-Pacific	October 2005
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	January 2006
Personnel Concepts	Americas	February 2006
IDenticard Systems, Inc. and Identicam Systems (collectively “Identicard”)	Americas	February 2006
Accidental Health & Safety Pty. Ltd and Trafalgar First Aid Pty. Ltd. (collectively “Accidental Health”)	Asia-Pacific	March 2006
Tradex Converting AB (“Tradex”)	Americas, Europe and Asia-Pacific	May 2006
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	June 2006
Daewon Industry Corporation (“Daewon”)	Asia-Pacific	July 2006
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	August 2006
Precision Converters, L.P. (“PC”)	Americas	October 2006
Scafftag Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	December 2006
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006

     Sales for the three months ended January 31, 2007, were up 39.1% compared to the same period in fiscal 2006. The increase was comprised of an increase of 4.6% attributed to organic growth, an increase of 4.7% due to the effect of currencies on sales, and an increase of 29.8% due to the acquisitions listed in the above table. The organic growth for the quarter ended January 31, 2007, was due to solid growth in the Americas and Europe segments, generating 5.6% and 7.4% organic growth, respectively, while the Asia-Pacific segment contracted 2.5%. The decline in Asia-Pacific was due to the loss of certain programs in the hard disk drive business due to industry consolidations and softening in Brady’s mobile handset and high performance labeling businesses.
     Sales for the six months ended January 31, 2007, increased 41.0% compared to the same period in fiscal 2006. The increase was comprised of an increase of 5.2% attributed to organic growth, an increase of 3.6% due to the effect of currencies on sales, and an increase of 32.2% due to the acquisitions listed above. The organic growth was due to continued growth in the Americas and Europe. The organic growth in Asia-Pacific for the six month period was also positive as the first quarter results showed double-digit organic growth, which was partially offset by the contraction noted above for the second quarter.
     Gross margin as a percentage of sales decreased from 50.7% to 46.7% for the quarter and from 52.0% to 48.1% for the six months ended January 31, 2007, compared to the same periods of the previous year. This decline was driven by the results in our global precision die cut business, primarily in the mobile handset and hard disk drive businesses, as well as the acquisitions that Brady completed in the last 12 months, which were more heavily weighted towards the precision die cut business, which is generally characterized by lower gross margins and lower selling, general and administrative (“SG&A”) expenses.
     Research and development (“R&D”) expenses increased 33.0% to $9.1 million for the quarter and 31.8% to $17.6 million for the six months ended January 31, 2007, compared to $6.8 million and $13.4 million for the same periods in the prior year, respectively. As a percentage of sales, R&D expenses represented a lower percentage of sales, declining from 3.0% in the second quarter of fiscal 2006 to 2.8% in the second quarter for fiscal 2007, and from 2.9% in the first half of fiscal 2006 to 2.7% in the first half of fiscal 2007. Brady continues to expand new product development investment.
     SG&A expenses increased 37.2% to $108.4 million for the three months ended January 31, 2007, compared to $79.0 million for the same period in the prior year and 39.2% to $212.0 million for the six months ended January 31, 2007, compared to $152.3 million for the same period in the prior year. These increases were expected due to acquisitions and a number of initiatives taking place this year, such as the continued integration of the acquisitions completed in fiscal 2006 and 2007, roll-out of SAP to 18 of our locations around the world, creation of a business process shared service center in India, development of a customer call center in the Philippines, and geographic expansions in Eastern Europe, Mexico and India. As a percentage of sales, SG&A expenses declined from 34.2% to 33.7% for the quarter and from 32.9% to 32.4% for the six months ended January 31, 2007, compared to the same periods in the prior year, despite the increases described above. The decline as a percentage of sales was due to changes in our sales mix towards the precision die cut business, which typically has lower SG&A expenses.
     Interest expense increased from $2.4 million to $5.2 million for the quarter and from $4.4 million to $10.0 million for the six months ended January 31, 2007, compared to the same periods in the prior year. The increase in interest expense was due to the interest on the $200 million private placement of senior notes that was completed in the third quarter of fiscal 2006, as well as interest on the borrowings under our revolving credit facility in the first half of fiscal 2007.
     The Company’s effective tax rate was 28.0% for the quarter and six months ended January 31, 2007, compared to 26.5% and 28.0% for the three and six months ended January 31, 2006, respectively. The lower rate in the second quarter of fiscal 2006 was due to a shift of a higher percentage of the Company’s pre-tax income to lower tax rate countries.
     Net income for the three months ended January 31, 2007, decreased 7.3% to $19.7 million, compared to $21.3 million for the same quarter of the previous year. Net income as a percentage of sales decreased from 9.2% to 6.1% for the quarter ended January 31, 2007, compared to the same period in the prior year, due to the factors noted above. For the six months ended January 31, 2007, net income increased 5.3% to $54.2 million, compared to $51.5 million for the same period in the previous year. Similar to the results for the quarter, as a percentage of sales, net income decreased from 11.1% to 8.3% for the six months ended January 31, 2007, compared to the same period in the previous year. The decreases as a percentage of sales were due to the factors noted above. Net income per share comparisons were also further diluted by the Company’s July 2006 sale of an additional 4.6 million shares of Class A Nonvoting Common Stock in a public offering.

Business Segment Operating Results
     Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia-Pacific.

					Corporate
			Asia-		And
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2007	$139,988	$98,846	$82,441	$321,275	$—	$321,275
January 31, 2006	109,951	76,284	44,739	230,974	—	230,974

Six months ended:
January 31, 2007	$286,931	$191,211	$175,392	$653,534	$—	$653,534
January 31, 2006	226,010	150,046	87,553	463,609	—	463,609

SALES GROWTH INFORMATION
Three months ended January 31, 2007
Base	5.6%	7.4%	-2.5%	4.6%	—	4.6%
Currency	0.3%	10.8%	4.9%	4.7%	—	4.7%
Acquisitions	21.4%	11.4%	81.9%	29.8%	—	29.8%
Total	27.3%	29.6%	84.3%	39.1%	—	39.1%

Six months ended January 31, 2007
Base	4.1%	7.1%	4.6%	5.2%	—	5.2%
Currency	0.6%	8.1%	3.7%	3.6%	—	3.6%
Acquisitions	22.3%	12.2%	92.0%	32.2%	—	32.2%
Total	27.0%	27.4%	100.3%	41.0%	—	41.0%

SEGMENT PROFIT (LOSS)
Three months ended
January 31, 2007	$28,793	$22,604	$12,394	$63,791	$(2,228)	$61,563
January 31, 2006	24,969	19,989	11,717	56,675	(2,631)	54,044
Percentage increase	15.3%	13.1%	5.8%	12.6%	-15.3%	13.9%

Six months ended
January 31, 2007	$65,698	$45,609	$34,531	$145,838	$(4,425)	$141,413
January 31, 2006	57,163	40,767	24,727	122,657	(5,017)	117,640
Percentage increase	14.9%	11.9%	39.6%	18.9%	-11.8%	20.2%
NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Six months ended:
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006
Total profit from reportable segments	$63,791	$56,675	$145,838	$122,657
Corporate and eliminations	(2,228)	(2,631)	(4,425)	(5,017)
Unallocated amounts:
Administrative costs	(28,839)	(22,768)	(56,748)	(42,235)
Investment and other (expense) income	(106)	88	532	480
Interest expense	(5,244)	(2,435)	(9,979)	(4,424)

Income before income taxes	27,374	28,929	75,218	71,461
Income taxes	(7,665)	(7,675)	(21,061)	(20,009)

Net income	$19,709	$21,254	$54,157	$51,452

     The Company evaluates regional performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, interest, investment and other income and income taxes.

Americas:
     Americas sales increased 27.3% for the quarter and 27.0% for the six months ended January 31, 2007, compared to the same periods in the prior year. Organic growth accounted for 5.6% and 4.1% of the growth in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar had a minimal impact on sales, increasing it by 0.3% in the quarter and 0.6% for the six month period. Sales in the region were also aided by the current year acquisitions of CIPI, PC, Scafftag and Asterisco and the prior year acquisitions of TruMed, J.A.M, Personnel Concepts and Identicard, which increased sales by 21.4% for the quarter and 22.3% for the six month period. The strongest organic growth in the quarter by market continues to be in the electrical and wire identification areas, but the growth in the safety and identification markets and direct marketing was solid as well.
     Segment profit for the region increased 15.3% to $28.8 million from $25.0 million for the quarter and 14.9% to $65.7 million from $57.2 million for the six months ended January 31, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased from 22.7% to 20.6% in the second quarter of fiscal 2007 and from 25.3% to 22.9% in the six months ended January 31, 2007, compared to the same periods in the prior year. The declines were due to the effect of recent acquisitions. As expected, the segment’s recent acquisitions have produced an initial rate of profit that is below the average rate of profit of the segment. As we integrate the businesses and achieve synergies, the profit percentages are expected to increase.
Europe:
     Europe sales increased 29.6% for the quarter and 27.4% for the six months ended January 31, 2007, compared to the same periods in the prior year. Organic growth accounted for 7.4% and 7.1% of the growth in the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 10.8% in the quarter and 8.1% for the six month period. The fiscal 2007 acquisitions of CIPI, Scafftag, and Moderno and the fiscal 2006 acquisitions of Texit and Tradex increased sales by 11.4% for the quarter and 12.2% for the six month period. The organic growth in the quarter was due to growth in the majority of the businesses and countries. The region is benefiting from recent “No Smoking” legislation enacted in France, which stimulates demand for certain of our product lines.
     Segment profit for the region increased 13.1% to $22.6 million from $20.0 million for the quarter and 11.9% to $45.6 million from $40.8 million for the six months ended January 31, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased from 26.2% to 22.9% in the second quarter of fiscal 2007 and from 27.2% to 23.9% in the six months ended January 31, 2007, compared to the same periods in the prior year. The declines were due to continued integration costs of recent acquisitions, the slowdown of the mobile handset precision die-cut business and the global headquarter costs of Tradex.
Asia-Pacific:
     Asia-Pacific sales increased 84.3% for the quarter and 100.3% for the six months ended January 31, 2007, compared to the same periods in the prior year. Organic sales in local currency decreased 2.5% in the quarter and increased 4.6% year-to-date, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 4.9% in the quarter and 3.7% for the six month period. The fiscal 2007 acquisitions of CIPI and Scafftag and the fiscal 2006 acquisitions of QDPT, Accidental Health, Tradex, Carroll and Daewon increased sales by 81.9% for the quarter and 92.0% for the six month period. The decline in organic sales for the quarter was due to a slowdown in our OEM electronics business, led by the loss of certain programs in the hard disk drive business, market share loss in mobile handsets and a slowdown in high performance labeling. Overall, our base business in Asia was aided by the stronger levels of our Australian business, which is more focused on the MRO market.
     Segment profit for the region increased 5.8% to $12.4 million from $11.7 million for the quarter and 39.6% to $34.5 million from $24.7 million for the six months ended January 31, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased from 26.2% to 15.0% in the second quarter of fiscal 2007 and from 28.2% to 19.7% in the six months ended January 31, 2007, compared to the same periods in the prior year. The declines were due to the slowdown in our OEM electronics business, coupled with redundant capacity and pricing pressure received from customers. Over the remainder of this fiscal year, we will be rebalancing some of our capacity to be closer to our customer’s facilities and eliminating some levels of redundant infrastructure resulting from the Tradex and Daewon acquisitions completed in the fourth quarter of fiscal 2006.

Financial Condition
     The Company’s current ratio as of January 31, 2007, was 2.2 compared to 2.1 at July 31, 2006. Cash and cash equivalents were $86.4 million at January 31, 2007, compared to $113.0 million at July 31, 2006. Additionally, there were no short-term investments outstanding at January 31, 2007, compared to $11.5 million outstanding at July 31, 2006. Working capital increased $27.3 million during the six months ended January 31, 2007, to $267.8 million from $240.5 million at July 31, 2006. Accounts receivable increased $30.7 million during the six months ended January 31, 2007, due to increased sales volume, seasonal build-up from our OEM customers, acquisitions and foreign currency translation. Inventories increased $24.4 million in the current year, due to acquisitions and increased inventory levels in the Americas to support the launch of new products to the market and in Asia in anticipation of shutdowns for the Chinese New Year. We expect that during the second half of the fiscal year the accounts receivable and inventory levels associated with seasonal demand will decline. The net decrease in current liabilities was $3.7 million for the six month period. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the first quarter related to the year ended July 31, 2006, partially offset by an increase in accounts payable from the fiscal 2007 acquisitions and foreign currency.
     Cash flow from operating activities totaled $37.1 million for the six months ended January 31, 2007, compared to $20.8 million for the same period last year. The increase was the result of a $2.7 million increase in net income and a $11.5 million increase in depreciation and amortization on the intangible assets acquired in fiscal 2006 and 2007, partially offset by cash requirements for changes in accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities.
     The acquisitions of businesses used $90.4 million of cash for the six months ended January 31, 2007. Contingent consideration payments of $9.3 million were paid during the six months ended January 31, 2007, to satisfy the $6.5 million holdback requirement of the ID Technologies acquisition completed in fiscal 2005, the $1.0 million earnout liability of the Stopware acquisition completed in fiscal 2006 and the $1.8 million purchase price adjustment of the Daewon acquisition completed in fiscal 2006. Capital expenditures were $32.1 million for the six months ended January 31, 2007, compared to $17.3 million in the same period last year. Approximately $9 million was spent on implementing SAP in 18 of Brady’s global operations and ultimately bringing the number of users up from approximately 2,300 to 6,700 in the next three years. The remainder of the increase in capital expenditures was due to the expansions in China, Canada, India, Slovakia, and other locations. Net cash provided by financing activities was $60.4 million for the six months ended January 31, 2007, due to net borrowings of $70.8 million on the revolving loan agreement, partially offset by the payment of dividends. Net cash provided by financing activities for the same period last year was $69.0 million related to net borrowings on the revolving loan agreement, partially offset by the repurchase of the Company’s stock and the payment of dividends.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million.
     Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of January 31, 2007, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the six months ended January 31, 2007, the Company borrowed and repaid $97.0 million and $26.2 million, respectively. As of January 31, 2007, there was $70.8 million of outstanding borrowings on the credit agreement.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2007, the Company was in compliance with this covenant.

     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2007, the Company was in compliance with this covenant.
     On February 20, 2007, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.14 per share payable on April 30, 2007 to shareholders of record at the close of business on April 10, 2007.
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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2007, the Company had no interest rate derivatives.
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

PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on November 16, 2006. At the meeting, the following persons were elected to serve as the Company’s directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock until the next annual meeting of shareholders and until their successors have been elected:
Richard A. Bemis
Robert C. Buchanan
Mary K. Bush
Chan Galbato
Frank W. Harris
Frank M. Jaehnert
Frank R. Jarc
Peter J. Lettenberger
Gary E. Nei
Roger D. Peirce
Elizabeth I. Pungello
     At the annual meeting, the shareholders, by affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock, also approved the Brady Corporation 2006 Omnibus Incentive Stock Plan and the Brady Corporation Incentive Compensation Plan for Elected Corporate Officers, both of which are described in more detail in the Current Report on Form 8-K filed by the Company on November 20, 2006.
     On November 30, 2006, by written consent of the holders of 100% of the 3,538,628 shares of Class B Voting Common Stock, the shareholders approved a revised version of the Brady Corporation 2005 Nonqualified Stock Option Plan for Non-Employee Directors, which is described in more detail in the Current Report on Form 8-K filed by the Company on December 4, 2006.
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
SIGNATURES

BRADY CORPORATION
Date: March 7, 2007	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: March 7, 2007	/s/ David Mathieson
David Mathieson
Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)