Form 10-Q
period 2007-04-30
BRADY CORP
filed 2007-06-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________
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
As of June 4, 2007, there were outstanding 50,481,786 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. Other Information
Item 1A. Risk Factors	21
Item 6. Exhibits	21
Brady Corporation 1989 Non-Qualified Stock Option Plan, as amended
Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended
Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended
Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended
Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended
Certification
Certification
Section 1350 Certification
Section 1350 Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2007	July 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$119,338	$113,008
Short term investments	1,200	11,500
Accounts receivable, less allowance for losses ($8,828 and $6,390, respectively)	240,055	187,907
Inventories:
Finished products	82,295	59,365
Work-in-process	20,437	12,850
Raw materials and supplies	41,548	37,702

Total inventories	144,280	109,917
Prepaid expenses and other current assets	41,738	36,825

Total current assets	546,611	459,157

Other assets:
Goodwill	724,404	587,642
Other intangible assets	159,384	134,111
Deferred income taxes	37,185	34,135
Other	20,633	10,235

Property, plant and equipment:
Cost:
Land	6,299	6,548
Buildings and improvements	85,825	78,418
Machinery and equipment	235,914	198,426
Construction in progress	24,811	12,098

	352,849	295,490
Less accumulated depreciation	180,640	155,584

Net property, plant and equipment	172,209	139,906

Total	$1,660,426	$1,365,186

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$94,415	$78,585
Wages and amounts withheld from employees	62,560	61,778
Taxes, other than income taxes	6,881	6,231
Accrued income taxes	30,897	25,243
Other current liabilities	51,531	46,763
Short-term borrowings and current maturities on long-term obligations	7	20

Total current liabilities	246,291	218,620

Long-term obligations, less current maturities	500,017	350,018
Other liabilities	63,719	50,502

Total liabilities	810,027	619,140

Stockholders’ investment:
Class A nonvoting common stock — Issued 50,481,743 and 50,481,743 shares, respectively and outstanding 50,423,441 and 50,188,842 shares, respectively	505	505
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	260,342	258,922
Earnings retained in the business	521,567	460,991
Treasury stock — 58,302 and 292,901 shares, respectively of Class A nonvoting common stock, at cost	(2,218)	(10,865)
Accumulated other comprehensive income	69,420	35,696
Other	748	762

Total stockholders’ investment	850,399	746,046

Total	$1,660,426	$1,365,186

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30,			Nine Months Ended April 30,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2007	2006	Change	2007	2006	Change

Net sales	$346,332	$266,494	30.0%	$999,866	$730,103	36.9%
Cost of products sold	177,181	125,739	40.9%	516,426	348,252	48.3%

Gross margin	169,151	140,755	20.2%	483,440	381,851	26.6%

Operating expenses:
Research and development	8,739	7,314	19.5%	26,353	20,677	27.5%
Selling, general and administrative	114,109	89,215	27.9%	326,119	241,543	35.0%

Total operating expenses	122,848	96,529	27.3%	352,472	262,220	34.4%

Operating income	46,303	44,226	4.7%	130,968	119,631	9.5%

Other income (expense):
Investment and other income — net	385	2,279	-83.1%	917	2,759	-66.8%
Interest expense	(6,428)	(4,496)	43.0%	(16,407)	(8,920)	83.9%

Income before income taxes	40,260	42,009	-4.2%	115,478	113,470	1.8%

Income taxes	11,273	11,763	-4.2%	32,334	31,772	1.8%

Net income	$28,987	$30,246	-4.2%	$83,144	$81,698	1.8%

Per Class A Nonvoting Common Share:
Basic net income	$0.54	$0.62	-12.9%	$1.54	$1.67	-7.2%
Diluted net income	$0.53	$0.61	-13.1%	$1.52	$1.64	-7.3%
Dividends	$0.14	$0.13	7.7%	$0.42	$0.39	7.7%

Per Class B Voting Common Share:
Basic net income	$0.54	$0.62	-12.9%	$1.53	$1.65	-6.7%
Diluted net income	$0.53	$0.61	-13.1%	$1.50	$1.62	-6.8%
Dividends	$0.14	$0.13	7.7%	$0.40	$0.37	8.1%

Weighted average common shares outstanding (in thousands):
Basic	53,953	48,923		53,860	49,039
Diluted	54,717	49,833		54,704	49,962
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	April 30,
	(Unaudited)
	2007	2006

Operating activities:
Net income	$83,144	$81,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,403	23,973
Gain on foreign currency contract	—	(1,517)
Deferred income taxes	(2,129)	(3,500)
(Gain) loss on disposal of property, plant & equipment	(182)	188
Provision for losses on accounts receivable	1,800	1,102
Non-cash portion of stock-based compensation expense	5,022	4,275
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(21,946)	(25,570)
Inventories	(17,544)	(14,123)
Prepaid expenses and other assets	(14,634)	(2,604)
Accounts payable and accrued liabilities	(2,454)	(3,748)
Income taxes	4,008	(1,657)
Other liabilities	4,169	4,813

Net cash provided by operating activities	79,657	63,330

Investing activities:
Acquisition of businesses, net of cash acquired	(157,943)	(155,283)
Payments of contingent consideration	(10,906)	—
Purchases of short-term investments	(47,100)	(105,800)
Sales of short-term investments	57,400	82,900
Purchases of property, plant and equipment	(42,107)	(26,291)
Purchase of foreign currency contract	—	(2,134)
Proceeds from sale of property, plant and equipment	1,703	(51)
Other	(8,978)	(1,907)

Net cash used in investing activities	(207,931)	(208,566)

Financing activities:
Payment of dividends	(22,073)	(19,070)
Proceeds from issuance of common stock	4,144	6,960
Principal payments on debt	(110,674)	(339,051)
Proceeds from issuance of debt	259,300	538,330
Purchase of treasury stock	—	(27,299)
Income tax benefit from the exercise of stock options	902	3,707

Net cash provided by financing activities	131,599	163,577

Effect of exchange rate changes on cash	3,005	(997)

Net increase in cash and cash equivalents	6,330	17,344
Cash and cash equivalents, beginning of period	113,008	72,970

Cash and cash equivalents, end of period	$119,338	$90,314

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$16,003	$4,572
Income taxes, net of refunds	33,268	30,844
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$87,224	$61,602
Liabilities assumed	(33,037)	(23,188)
Goodwill	103,756	116,869

Net cash paid for acquisitions	$157,943	$155,283

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2007
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of April 30, 2007 and July 3l, 2006, its results of operations for the three and nine months ended April 30, 2007 and 2006, and its cash flows for the nine months ended April 30, 2007 and 2006. The condensed consolidated balance sheet as of July 31, 2006 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
     Reclassifications — Certain prior period amounts have been reclassified to conform with the current period presentation.
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended April 30, 2007, are as follows:

	Americas	Europe	Asia-Pacific	Total

Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642
Goodwill acquired during the period	74,078	28,459	1,219	103,756
Adjustments for prior year acquisitions	1,159	10,151	4,239	15,549
Translation adjustments	764	9,344	7,349	17,457

Balance as of April 30, 2007	$398,760	$159,746	$165,898	$724,404

The following acquisitions completed during the nine months ended April 30, 2007 increased goodwill by the following amounts:

	Segment	Goodwill

Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	$19,472
Precision Converters, L.P. (“Precision Converters”)	Americas	9,574
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	6,386
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	8,436
Modernotecnica SpA (“Moderno”)	Europe	10,534
Clement Communications, Inc. (“Clement”)	Americas	14,466
Sorbent Products Co., Inc. (“Sorbent”)	Americas, Europe and Asia-Pacific	34,888

Total		$103,756

     Goodwill also increased $15,549 during the nine months ended April 30, 2007, as a result of adjustments to the preliminary allocation of the purchase price for acquisitions completed in fiscal 2006 and the recording of $1,577 for the contingent payment due to the previous owners of QDP Thailand Co., Ltd. (“QDPT”), which was acquired in fiscal 2006 (see Note E for more information). The largest components of the increase were as a result of adjustments to the preliminary allocation of purchase price related to Tradex Converting AB (“Tradex”) and Daewon Industry Corporation (“Daewon”), which added $10,412 and $2,515, respectively.
     Of the $10,412 increase in goodwill related to the preliminary allocation of the purchase price for Tradex, $6,461 of the increase was due to the accrual for planned cost reduction activities contemplated at the date of the acquisition. The accrual consists of $2,511 for severance and other employee termination costs, $2,714 for contract termination and facility exit costs, and $1,236 for changes in the valuation of fixed assets. As of April 30, 2007, the remaining liability from such charges was approximately $4,037.
     Of the $2,515 increase in goodwill related to the preliminary allocation of the purchase price for Daewon, $1,829 of the increase was due to the finalization and payment of the purchase price adjustment owed to the former owners of Daewon.
     The remaining $17,457 increase to goodwill during the nine months ended April 30, 2007 was attributable to the effects of foreign currency translation.
     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	April 30, 2007				July 31, 2006
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value

Amortized other intangible assets:
Patents	15	$8,516	$(5,741)	$2,775	15	$7,885	$(5,134)	$2,751
Trademarks and other	5	4,270	(3,046)	1,224	6	3,328	(2,106)	1,222
Customer relationships	7	139,428	(31,684)	107,744	7	109,955	(17,693)	92,262
Purchased software	5	3,292	(2,378)	914	5	3,288	(1,887)	1,401
Non-compete agreements	4	12,151	(6,016)	6,135	4	9,757	(4,448)	5,309
Unamortized other intangible assets:
Trademarks	N/A	40,592	—	40,592	N/A	31,166	—	31,166

Total		$208,249	$(48,865)	$159,384		$165,379	$(31,268)	$134,111

     The acquisitions completed during the nine months ended April 30, 2007 (see Note E for more information) contributed to the increases in each of the categories of other intangible assets listed above. The increase in customer relationships relates to the acquisitions of CIPI, Precision Converters, Scafftag, Asterisco, Moderno, Clement and Sorbent which added $5,633, $1,415, $3,279, $5,133, $6,570, $1,400, and $880 respectively. These assets will be amortized over a weighted average amortization period of 6.4 years. The increase in unamortized trademarks primarily relates to the acquisition of Sorbent, which added $8,510.
     The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at April 30, 2007, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2007.
     Amortization expense on intangible assets was $5,673 and $4,084 for the three-month periods ended April 30, 2007 and 2006, respectively and $16,634 and $9,414 for the nine-month periods ended April 30, 2007 and 2006, respectively. The amortization over each of the next five fiscal years is projected to be $24,154, $24,299, $23,377, $22,187 and $18,560 for the years ending July 31, 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency adjustments and net unrealized gains and losses from cash flow hedges, amounted to approximately $49,365 and $34,579 for the three months ended April 30, 2007 and 2006, respectively, and $116,868 and $89,399 for the nine months ended April 30, 2007 and 2006, respectively.
NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006

Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$28,987	$30,246	$83,144	$81,698
Less:
Preferential dividends	—	—	(836)	(758)
Preferential dividends on dilutive stock options	—	—	(15)	(16)

Numerator for basic and diluted Class B net income per share	$28,987	$30,246	$82,293	$80,924

Denominator:
Denominator for basic net income per share for both Class A and Class B	53,953,000	48,923,000	53,860,000	49,039,000
Plus: Effect of dilutive stock options	764,000	910,000	844,000	923,000

Denominator for diluted net income per share for both Class A and Class B	54,717,000	49,833,000	54,704,000	49,962,000

Class A Nonvoting Common Stock net income per share:
Basic	$0.54	$0.62	$1.54	$1.67
Diluted	$0.53	$0.61	$1.52	$1.64

Class B Voting Common Stock net income per share:
Basic	$0.54	$0.62	$1.53	$1.65
Diluted	$0.53	$0.61	$1.50	$1.62
Options to purchase 1,259,500 and 1,052,833 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2007, respectively, and 614,500 and 621,500 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2006, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
NOTE E — Acquisitions
     During the nine months ended April 30, 2007, the Company acquired the following companies for a total combined purchase price, net of cash acquired, of $157,943. A brief description of each company acquired during the nine months is included below.
CIPI is headquartered in Burlington, Massachusetts, with operations in Hong Kong, China and the Netherlands. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities, special events and government buildings. CIPI was acquired in August 2006.
Precision Converters is located in Dallas, Texas and is a supplier of die-cut products to the medical market with a specific focus on disposable, advanced wound-care products. Precision Converters was acquired in October 2006.
Scafftag is located in Barry, Wales, U.K., with operations in Australia and in the United States and a sales office in the United Arab Emirates. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Scafftag was acquired in December 2006.

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
Clement is located in Concordville, Pennsylvania and is a direct marketer of posters, newsletters, guides and handbooks that address safety, quality, teamwork, sales employment practices, customer service and OSHA regulations. Clement was acquired in February 2007.
Sorbent is headquartered in Somerset, New Jersey, with operations in Belgium and Hong Kong. Sorbent is a leading manufacturer and marketer of synthetic sorbent materials used in a variety of industrial maintenance and environmental applications for spill clean-up, containment and control. Sorbent was acquired in April 2007.
     The purchase agreements for Scafftag and Asterisco each include provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5.2 million have not been accrued as liabilities in the accompanying consolidated financial statements as the payments are based on attaining certain financial results which have not been achieved as of April 30, 2007. Approximately $4.9 million of the contingency related to the Asterisco acquisition has been placed in an escrow account in compliance with the terms of the purchase agreement. This cash outflow has been recorded in other investing activities on the accompanying consolidated statement of cash flows for the nine months ended April 30, 2007. The purchase agreement of Asterisco also includes a holdback provision of approximately $2.3 million that has been recorded as a liability in the accompanying consolidated financial statements.
     The allocation of the purchase price of each company acquired during the nine months ended April 30, 2007, is preliminary pending the final valuation of intangible assets as well as certain tangible assets and liabilities. The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisitions.

Current assets	$37,983
Property, plant & equipment	12,579
Goodwill	103,756
Customer relationships	24,310
Non-compete agreements	1,908
Patents	300
Trademarks and other intangible assets	10,144

Total assets acquired	190,980
Liabilities assumed	(33,037)

Net assets acquired	$157,943

     Of the $103,756 allocated to goodwill, $65,060 is expected to be deductible for tax purposes based on preliminary analysis.
     The purchase agreement for the acquisition of QDPT that was completed in fiscal 2006 included a provision for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. As the performance conditions of the agreement have been met in fiscal 2007, $1,577 has been recorded as goodwill on the accompanying condensed consolidated financial statements and paid in the nine months ended April 30, 2007.

NOTE F — Segment Information
     The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia-Pacific. Following is a summary of segment information for the three months and nine months ended April 30, 2007 and 2006:

					Corporate
					And
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals

Three months ended April 30, 2007:
Revenues from external customers	$153,861	$111,266	$81,205	$346,332	$—	$346,332
Intersegment revenues	13,378	1,954	6,131	21,463	(21,463)	—
Segment profit (loss)	37,465	29,370	11,861	78,696	(1,310)	77,386
Three months ended April 30, 2006:
Revenues from external customers	$137,438	$80,420	$48,636	$266,494	$—	$266,494
Intersegment revenues	12,152	1,052	964	14,168	(14,168)	—
Segment profit (loss)	35,026	21,304	12,397	68,727	(2,724)	66,003
Nine months ended April 30, 2007:
Revenues from external customers	$440,792	$302,478	$256,596	$999,866	$—	$999,866
Intersegment revenues	37,876	4,404	16,824	59,104	(59,104)	—
Segment profit (loss)	103,163	74,978	46,391	224,532	(5,733)	218,799
Nine months ended April 30, 2006:
Revenues from external customers	$363,446	$230,466	$136,191	$730,103	$—	$730,103
Intersegment revenues	42,560	3,199	4,778	50,537	(50,537)	—
Segment profit (loss)	92,188	62,071	37,124	191,383	(7,741)	183,642
     Following is a reconciliation of segment profit to net income for the three months and nine months ended April 30, 2007 and 2006.

	Three months ended:		Nine months ended:
	April 30,		April 30,
	2007	2006	2007	2006

Total profit from reportable segments	$78,696	$68,727	$224,532	$191,383
Corporate and eliminations	(1,310)	(2,724)	(5,733)	(7,741)
Unallocated amounts:
Administrative costs	(31,083)	(21,777)	(87,831)	(64,011)
Investment and other income	385	2,279	917	2,759
Interest expense	(6,428)	(4,496)	(16,407)	(8,920)

Income before income taxes	40,260	42,009	115,478	113,470
Income taxes	(11,273)	(11,763)	(32,334)	(31,772)

Net income	$28,987	$30,246	$83,144	$81,698

NOTE G —Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. All performance-based options that were granted in fiscal 2006 and in prior years expire five years from the date of grant. Beginning in fiscal 2007, any performance options granted expire 10 years from the date of grant.
     As of April 30, 2007, the Company has reserved 4,454,452 shares of Class A Nonvoting Common Stock for outstanding stock options and 1,974,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended April 30, 2007 and 2006 was $1,353 ($825 net of taxes) and $1,448 ($884 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2007 and 2006 was $5,022 ($3,063 net of taxes) and $4,275 ($2,608 net of taxes), respectively. As of April 30, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $14,618 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2007 and 2006, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended		Nine Months Ended
	April 30, 2007		April 30, 2007
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards

Expected term (in years)	6.07	6.57	5.72	3.39
Expected volatility	34.01%	34.66%	34.56%	31.10%
Expected dividend yield	1.46%	1.51%	1.52%	1.50%
Risk-free interest rate	4.52%	4.90%	4.50%	4.09%
Weighted-average market value of underlying stock at grant date	$38.19	$33.32	$37.64	$33.89
Weighted-average exercise price	$38.19	$33.32	$37.64	$33.89
Weighted-average fair value of options granted during the period	$13.57	$12.57	$13.10	$8.34
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

     A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2006	3,815,052	$23.27
New grants	905,000	$36.76
Exercised	(240,599)	$17.67
Forfeited or expired	(25,001)	$31.77

Outstanding at April 30, 2007	4,454,452	$26.20	7.0	$36,242

Exercisable at April 30, 2007	2,444,456	$20.69	5.8	$30,729

     The total intrinsic value of options exercised during the nine months ended April 30, 2007 and 2006, based upon the average market price during the period, was approximately $5,016 and $10,752, respectively. The total fair value of stock options vested during the nine months ended April 30, 2007 and 2006, was approximately $4,592 and $3,100, respectively.
NOTE H — Debt
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the five-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of April 30, 2007, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. As of April 30, 2007, there were no outstanding borrowings under the credit facility.
     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011, with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. The private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2007, the Company was in compliance with this covenant.
NOTE I — Employee Benefit Plans
     The Company provides post-retirement medical, dental and vision benefits for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory post-retirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
     The Company accounts for post-retirement benefits other than pensions in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2007 from those reported thereto in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2006.

NOTE J — New Accounting Pronouncements
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
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement provides guidance on how to measure the fair value of assets and liabilities utilizing a fair value hierarchy to classify the sources of information used in the measurement calculation. SFAS No. 157 also provides new disclosure rules for assets and liabilities measured at fair value based on their level in the fair value hierarchy. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company expects that the adoption of SFAS No. 157 will not have a material effect on its consolidated financial statements.
     In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires full recognition of the funded status of defined benefit and other postretirement plans on the balance sheet as an asset or a liability. SFAS No. 158 also continues to require that unrecognized prior service costs/credits, gains/losses, and transition obligations/assets be recorded in Accumulated Other Comprehensive Income, thus not changing the income statement recognition rules for such plans. This new statement will be effective for fiscal years ending after December 15, 2006. The Company expects that the adoption of SFAS No. 158 will not have a material effect on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to use the fair value option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company expects that the adoption of SFAS No. 159 will not have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Korea, Malaysia, Mexico, Norway, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Japan, the Netherlands, the Philippines, Spain, Taiwan, Turkey and the United Arab Emirates and further markets it products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
     Sales for the quarter ended April 30, 2007, were up 30.0% to $346.3 million, compared to $266.5 million in the same period of fiscal 2006. Of the increase in sales, organic growth accounted for 1.4%, acquisitions added 23.8% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 4.8%. Net income for the quarter ended April 30, 2007, was $29.0 million or $0.53 per diluted Class A Nonvoting Common Share, down 4.2% and 13.1%, respectively, from $30.2 million, or $0.61 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year. Net income per share comparisons were negatively affected by the Company’s July 2006 sale of an additional 4.6 million shares of Class A Nonvoting Common Stock in a public offering.
     Sales for the nine months ended April 30, 2007, increased 36.9% to $999.9 million, compared to $730.1 million in the same period of fiscal 2006. Organic growth accounted for 3.8%, acquisitions added 29.1% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 4.0%. Net income for the nine months ended April 30, 2007, was $83.1 million or $1.52 per diluted Class A Nonvoting Common Share, up 1.8% and down 7.3%, respectively, from $81.7 million, or $1.64 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. Net income per share comparisons were negatively affected by the Company’s July 2006 sale of an additional 4.6 million shares of Class A Nonvoting Common Stock in a public offering.
Results of Operations
     The comparability of the operating results for the three and nine months ended April 30, 2007, to the same periods of the prior year has been significantly impacted by the following acquisitions completed in fiscal 2007 and fiscal 2006.

Acquisitions	Segment	Date Completed

STOPware, Inc. (“Stopware”)	Americas	August 2005
Texit Danmark AS and Texit Norge AS (collectively “Texit”)	Europe	September 2005
TruMed Technologies, Inc. (“TruMed”)	Americas	October 2005
QDP Thailand Co., Ltd (“QDPT”)	Asia-Pacific	October 2005
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	December 2005
Personnel Concepts	Americas	January 2006
IDenticard Systems, Inc. and Identicam Systems (collectively “Identicard”)	Americas	February 2006
Accidental Health & Safety Pty. Ltd and Trafalgar First Aid Pty. Ltd. (collectively “Accidental Health”)	Asia-Pacific	March 2006
Tradex Converting AB (“Tradex”)	Americas, Europe and Asia-Pacific	May 2006
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	June 2006
Daewon Industry Corporation (“Daewon”)	Asia-Pacific	July 2006
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	August 2006
Precision Converters, L.P. (“Precision Converters”)	Americas	October 2006
Scafftag Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	December 2006
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006
Clement Communications, Inc. (“Clement”)	Americas	February 2007
Sorbent Products Co., Inc. (“Sorbent”)	Americas, Europe and Asia-Pacific	April 2007

     Sales for the three months ended April 30, 2007, were up 30.0% compared to the same period in fiscal 2006. The increase was comprised of an increase of 1.4% attributed to organic growth, an increase of 4.8% due to the effect of currencies on sales, and an increase of 23.8% due to the acquisitions listed in the above table. The organic growth for the quarter ended April 30, 2007, was due to strong growth in the Europe segment, generating 10.1% organic growth, while the Americas segment was flat and the Asia-Pacific segment contracted 10.1%. The decline in Asia-Pacific was due to the loss of certain programs in the hard disk drive business due to industry consolidations and softening in Brady’s high performance labeling businesses.
     Sales for the nine months ended April 30, 2007, increased 36.9% compared to the same period in fiscal 2006. The increase was comprised of an increase of 3.8% attributed to organic growth, an increase of 4.0% due to the effect of currencies on sales, and an increase of 29.1% due to the acquisitions listed above. The organic growth was due to continued growth in Europe and Americas. The organic growth in Asia-Pacific for the nine-month period was slightly negative as the first quarter’s double-digit organic growth was offset by the softening of Brady’s high-performance labeling business experienced in the second and third quarters.
     Gross margin as a percentage of sales decreased from 52.8% to 48.8% for the quarter and from 52.3% to 48.4% for the nine months ended April 30, 2007, compared to the same periods of the previous year. This decline was driven by the results in our OEM electronics business, primarily in the mobile handset business, and the high performance labeling business in Asia, as well as the acquisitions that Brady completed in the last 12 months, which were more heavily weighted towards OEM electronics, which is generally characterized by lower gross margins and lower selling, general and administrative (“SG&A”) expenses.
     Research and development (“R&D”) expenses increased 19.5% to $8.7 million for the quarter and 27.5% to $26.4 million for the nine months ended April 30, 2007, compared to $7.3 million and $20.7 million for the same periods in the prior year, respectively. As a percentage of sales, R&D expenses represented a lower percentage of sales, declining from 2.7% in the third quarter of fiscal 2006 to 2.5% in the third quarter for fiscal 2007, and from 2.8% in the first nine months of fiscal 2006 to 2.6% in the first nine months of fiscal 2007. Brady continues to expand its investment in new product development.
     SG&A expenses increased 27.9% to $114.1 million for the three months ended April 30, 2007, compared to $89.2 million for the same period in the prior year and 35.0% to $326.1 million for the nine months ended April 30, 2007, compared to $241.5 million for the same period in the prior year. These increases were expected due to acquisitions and a number of initiatives taking place this year, such as the continued integration of the acquisitions completed in fiscal 2006 and 2007, roll-out of SAP to an additional 18 of our locations around the world, creation of a business process shared service center in India, development of a customer call center in the Philippines, and geographic expansions in Eastern Europe, Mexico, China and India. As a percentage of sales, SG&A expenses declined from 33.5% to 32.9% for the quarter and from 33.1% to 32.6% for the nine months ended April 30, 2007, compared to the same periods in the prior year. The decline as a percentage of sales was due to changes in our sales mix towards the OEM electronics business, which typically has lower SG&A expenses.
     The Company recorded expenses of $2.7 million and $3.9 million for the three and nine months ended April 30, 2007, respectively, for cost reduction actions, which are primarily recorded in SG&A. For the three months ended April 30, 2007, these actions consisted of $2.4 million for severance and other employee termination costs, $0.2 million for facility closure costs and $0.1 million for asset write-offs. For the nine months ended April 30, 2007, the cost reduction actions consisted of $3.5 million for severance and other employee termination costs, $0.3 million for facility closure costs and $0.1 million for asset write-offs. Pre-tax savings from these actions, and the charges for planned integration activities of acquisitions completed in the last 12 months that increased goodwill by $6.6 million for the quarter and $8.2 million for the nine-month period, are expected to be approximately $10 million in fiscal 2008.
     Investment and other income decreased from $2.3 million to $0.4 million for the quarter and from $2.8 million to $0.9 million for the nine months ended April 30, 2007, compared to the same periods in the prior year. The decrease was primarily due to a gain of approximately $1.5 million on the currency option that the Company purchased in fiscal 2006 to hedge against increases in the purchase price in U.S. dollar terms of Tradex as the transaction was denominated in Swedish Krona.
     Interest expense increased from $4.5 million to $6.4 million for the quarter and from $8.9 million to $16.4 million for the nine months ended April 30, 2007, compared to the same periods in the prior year. The increase in interest expense was due to the interest on the $200 million private placement of senior notes that was completed in the third quarter of fiscal 2006, interest on the $150 million private placement of senior notes that was completed in the third quarter of fiscal 2007, as well as interest on the borrowings under our revolving credit facility in the first nine months of fiscal 2007.
     The Company’s effective tax rate was 28.0% for the quarter and nine months ended April 30, 2007 and April 30, 2006.

     Net income for the three months ended April 30, 2007, decreased 4.2% to $29.0 million, compared to $30.2 million for the same quarter of the previous year. Net income as a percentage of sales decreased from 11.3% to 8.4% for the quarter ended April 30, 2007, compared to the same period in the prior year, due to the factors noted above. For the nine months ended April 30, 2007, net income increased 1.8% to $83.1 million, compared to $81.7 million for the same period in the previous year. Similar to the results for the quarter, as a percentage of sales, net income decreased from 11.2% to 8.3% for the nine months ended April 30, 2007, compared to the same period in the previous year. The decreases as a percentage of sales were due to the factors noted above. Results for the quarter and the nine months ended April 30, 2007 were also positively impacted by fluctuations in the exchange rates used to translate financial results into the United States dollar, increasing net income by $0.04 per diluted Class A Nonvoting Common Share and $0.06 per diluted Class A Nonvoting Common Share, respectively. Net income per share comparisons were diluted by the Company’s July 2006 sale of an additional 4.6 million shares of Class A Nonvoting Common Stock in a public offering.
Business Segment Operating Results
     Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia-Pacific.

					Corporate
			Asia-		And
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total

SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2007	$153,861	$111,266	$81,205	$346,332	—	$346,332
April 30, 2006	137,438	80,420	48,636	266,494	—	266,494

Nine months ended:
April 30, 2007	$440,792	$302,478	$256,596	$999,866	—	$999,866
April 30, 2006	363,446	230,466	136,191	730,103	—	730,103

SALES GROWTH INFORMATION
Three months ended April 30, 2007
Base	0.4%	10.1%	-10.1%	1.4%	—	1.4%
Currency	0.1%	12.2%	5.7%	4.8%	—	4.8%
Acquisitions	11.5%	16.1%	71.4%	23.8%	—	23.8%
Total	12.0%	38.4%	67.0%	30.0%	—	30.0%

Nine months ended April 30, 2007
Base	2.7%	8.2%	-0.7%	3.8%	—	3.8%
Currency	0.4%	9.5%	4.4%	4.0%	—	4.0%
Acquisitions	18.2%	13.6%	84.7%	29.1%	—	29.1%
Total	21.3%	31.3%	88.4%	36.9%	—	36.9%

SEGMENT PROFIT (LOSS)
Three months ended
April 30, 2007	$37,465	$29,370	$11,861	$78,696	$(1,310)	$77,386
April 30, 2006	35,026	21,304	12,397	68,727	(2,724)	66,003
Percentage increase	7.0%	37.9%	-4.3%	14.5%	-51.9%	17.2%

Nine months ended
April 30, 2007	$103,163	$74,978	$46,391	$224,532	$(5,733)	$218,799
April 30, 2006	92,188	62,071	37,124	191,383	(7,741)	183,642
Percentage increase	11.9%	20.8%	25.0%	17.3%	-25.9%	19.1%

NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

Total profit from reportable segments	$78,696	$68,727	$224,532	$191,383
Corporate and eliminations	(1,310)	(2,724)	(5,733)	(7,741)
Unallocated amounts:
Administrative costs	(31,083)	(21,777)	(87,831)	(64,011)
Investment and other income	385	2,279	917	2,759
Interest expense	(6,428)	(4,496)	(16,407)	(8,920)

Income before income taxes	40,260	42,009	115,478	113,470
Income taxes	(11,273)	(11,763)	(32,334)	(31,772)

Net income	$28,987	$30,246	$83,144	$81,698

     The Company evaluates regional performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions, interest, investment and other income and income taxes.
Americas:
     Americas sales increased 12.0% for the quarter and 21.3% for the nine months ended April 30, 2007, compared to the same periods in the prior year. Organic growth accounted for 0.4% and 2.7% of the growth in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar had a minimal impact on sales, increasing it by 0.1% in the quarter and 0.4% for the nine-month period. Sales in the region were increased by the current year acquisitions of CIPI, Precision Converters, Scafftag, Asterisco, Clement and Sorbent and the prior year acquisitions of TruMed, J.A.M., Personnel Concepts and Identicard, which increased sales by 11.5% for the quarter and 18.2% for the nine-month period. We believe our business in the current year quarter was impacted by the slowing economy in the United States.
     Segment profit for the region increased 7.0% to $37.5 million from $35.0 million for the quarter and 11.9% to $103.2 million from $92.2 million for the nine months ended April 30, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased from 25.5% to 24.3% in the third quarter of fiscal 2007 and from 25.4% to 23.4% in the nine months ended April 30, 2007, compared to the same periods in the prior year. The declines were due to the effect of recent acquisitions. As expected, the segment’s recent acquisitions have produced an initial rate of profit that is below the average rate of profit of the segment. As we integrate the businesses and achieve synergies, the profit percentages are expected to increase.
Europe:
     European sales increased 38.4% for the quarter and 31.3% for the nine months ended April 30, 2007, compared to the same periods in the prior year. Organic growth accounted for 10.1% and 8.2% of the growth in the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 12.2% in the quarter and 9.5% for the nine-month period. The fiscal 2007 acquisitions of CIPI, Scafftag, Moderno and Sorbent and the fiscal 2006 acquisitions of Texit and Tradex increased sales by 16.1% for the quarter and 13.6% for the nine-month period. The organic growth in the quarter was due to growth in the majority of the businesses and countries as the European economy continues to strengthen. The region is benefiting from recent “No Smoking” legislation enacted in France and in the United Kingdom, which stimulates demand for certain of our product lines.
     Segment profit for the region increased 37.9% to $29.4 million from $21.3 million for the quarter and 20.8% to $75.0 million from $62.1 million for the nine months ended April 30, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased slightly from 26.5% to 26.4% in the third quarter of fiscal 2007 and from 26.9% to 24.8% in the nine months ended April 30, 2007, compared to the same periods in the prior year. The declines were due to the global headquarter costs of Tradex, offset by the strong performance of the direct marketing businesses in the region.

Asia-Pacific:
     Asia-Pacific sales increased 67.0% for the quarter and 88.4% for the nine months ended April 30, 2007, compared to the same periods in the prior year. Organic sales in local currency decreased 10.1% in the quarter and declined 0.7% year-to-date, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 5.7% in the quarter and 4.4% for the nine-month period. The fiscal 2007 acquisitions of CIPI, Scafftag and Sorbent and the fiscal 2006 acquisitions of QDPT, Accidental Health, Tradex, Carroll and Daewon increased sales by 71.4% for the quarter and 84.7% for the nine-month period. The decline in organic sales for the quarter was due to a slowdown in our OEM electronics business, led by the loss of certain programs in the hard disk drive business related to industry consolidation and a slowdown in high performance labeling. In the third quarter of fiscal 2006, Asia-Pacific reported 48.9% organic growth, thus providing very strong comparisons for the current quarter of fiscal 2007.
     Segment profit for the region decreased 4.3% to $11.9 million from $12.4 million for the quarter and increased 25.0% to $46.4 million from $37.1 million for the nine months ended April 30, 2007, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased from 25.5% to 14.6% in the third quarter of fiscal 2007 and from 27.3% to 18.1% in the nine months ended April 30, 2007, compared to the same periods in the prior year. The declines were due to the slowdown in our OEM electronics business and excess capacity at our facilities. We continue to focus on consolidating our facilities in order to rebalance our capacity, reduce our cost structure, and to be closer to our customers’ facilities.
Financial Condition
     The Company’s current ratio as of April 30, 2007, was 2.2 compared to 2.1 at July 31, 2006. Cash and cash equivalents were $119.3 million at April 30, 2007, compared to $113.0 million at July 31, 2006. Additionally, there were short-term investments of $1.2 million outstanding at April 30, 2007, compared to $11.5 million outstanding at July 31, 2006. Working capital increased $59.8 million during the nine months ended April 30, 2007, to $300.3 million from $240.5 million at July 31, 2006. Accounts receivable increased $52.1 million during the nine months ended April 30, 2007, due to increased organic sales volume, acquisitions and foreign currency translation. Inventories increased $34.4 million in the current year, due to acquisitions and increased inventory levels to support the launch of new products and to maintain adequate service levels for our customers. The net increase in current liabilities was $27.7 million for the nine-month period. The increase was composed of an increase in accounts payable from the fiscal 2007 acquisitions and an increase in other current liabilities as a result of our consolidation and rebalancing activities.
     Cash flow from operating activities totaled $79.7 million for the nine months ended April 30, 2007, compared to $63.3 million for the same period last year. The increase was the result of a $1.4 million increase in net income and a $16.4 million increase in depreciation and amortization of the intangible assets acquired in fiscal 2006 and 2007, partially offset by cash requirements for changes in accounts receivable, inventories, prepaid expenses and other assets and income taxes.
     The acquisitions of businesses used $158.0 million of cash for the nine months ended April 30, 2007. Contingent consideration payments of $10.9 million were paid during the nine months ended April 30, 2007, to satisfy the $6.5 million holdback requirement of the ID Technologies acquisition completed in fiscal 2005, the $1.0 million earnout liability of the Stopware acquisition completed in fiscal 2006, the $1.8 million purchase price adjustment of the Daewon acquisition completed in fiscal 2006 and the $1.6 million earnout liability of the QDPT acquisition completed in fiscal 2006. Capital expenditures were $42.1 million for the nine months ended April 30, 2007, compared to $26.3 million in the same period last year. Approximately $9 million was spent on implementing SAP in 18 of Brady’s global operations and ultimately bringing the number of users up from approximately 2,300 to 6,700 in the next three years. The remainder of the increase in capital expenditures was due to the expansions in China, Canada, India, Slovakia, and other locations. Net cash provided by financing activities was $131.6 million for the nine months ended April 30, 2007, due to the proceeds from the private placement of $150 million of senior notes completed in the third quarter, partially offset by the payment of dividends. Net cash provided by financing activities for the same period last year was $163.6 million, due to the proceeds from the private placement of $200 million of senior notes completed in the third quarter of fiscal 2006, partially offset by the repurchase of the Company’s stock and the payment of dividends.
     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2007, the Company was in compliance with this covenant.

     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million.
     Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of April 30, 2007, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the nine months ended April 30, 2007, the Company borrowed and repaid $109.3 million, respectively. As of April 30, 2007, there were no outstanding borrowings under the credit agreement.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2007, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2007, the Company was in compliance with this covenant.
     On May 16, 2007, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.14 per share payable on July 31, 2007, to shareholders of record at the close of business on July 10, 2007.
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
     Operating Leases — These leases generally are entered into for investments in facilities, such as manufacturing facilities, warehouses and office buildings, computer equipment and Company vehicles, for which the economic profile is favorable.
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

Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, consumer electronics, mobile handset, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the U.S. dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part II of this Form 10-Q and Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2006. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.
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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2007, the Company had no interest rate derivatives.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Our business involves risk. The following information and the information contained in Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended July 31, 2006, about these risks should be considered carefully together with the other information contained in this report. The following risk replaces the risk entitled “We have a concentration of business with several large key customers in the OEM market and loss of one or more of these customers could significantly affect our results of operations” in our Form 10-K for the fiscal year ended July 31, 2006.
We have a concentration of business with several large key customers in the OEM market and loss of one or more of these customers could significantly affect our results of operations.
     Several of our large key customers in the OEM markets, specifically the precision die-cut business, together comprise a significant portion of our revenues. As a result of our acquisition of Tradex Converting AB in May 2006, our largest customer represents approximately 7% of our net sales. Our dependence on these large customers makes our relationships with these customers important to our business. We cannot assure you that we will be able to maintain these relationships and retain this business in the future. Because these large customers account for such a significant portion of our revenues, they possess relatively greater capacity to negotiate a reduction in the prices we charge for our products. If we are unable to provide products to our customers at prices acceptable to them, some of our customers may in the future elect to shift some or all of this business to competitors or to other sources. If one of our key customers consolidates, is acquired by another company or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction in business from one or more of these large key customers could have a material adverse impact on our financial condition and results of operations.
ITEM 6. Exhibits
     (a)    Exhibits

10.1	Brady Corporation 1989 Non-Qualified Stock Option Plan, as amended
10.2	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended
10.3	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended
10.4	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended
10.5	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of David Mathieson

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: June 7, 2007	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: June 7, 2007	/s/ David Mathieson
David Mathieson
Senior Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)