Form 10-K
period 2007-07-31
BRADY CORP
filed 2007-09-28
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14959

BRADY CORPORATION
(Exact name of registrant as specified in charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-0178960 (IRS Employer Identification No.)

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

The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2007, was approximately $1,762,270,644 (based on closing sale price of $37.45 per share on that date as reported for the New York Stock Exchange). As of September 24, 2007, there were outstanding 50,830,420 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

Page

	Grants of Plan-Based Awards for 2007	III-12
	Outstanding Equity Awards at 2007 Fiscal Year End	III-13
	Option Exercises and Stock Vested for Fiscal 2007	III-14
	Non-Qualified Deferred Compensation for Fiscal 2007	III-14
	Potential Payments Upon Termination or Change in Control	III-14
	Compensation of Directors	III-16
	Director Compensation Table	III-17
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	III-18
Item 13.	Certain Relationships and Related Transactions	III-20
Item 14.	Principal Accounting Fees and Services	III-21

PART IV
Item 15.	Exhibits, Financial Statement Schedules	IV-1
Signatures		IV-5
Complete and Permanent Release and Retirement Agreement
Subsidiaries
Consent of Deloitte & Touche LLP
Certification
Certification
Section 1350 Certification
Section 1350 Certification

PART I

Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.

Item 1.	Business

(a)	General Development of Business

The Company, a Wisconsin corporation founded in 1914, currently operates 61 manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, Norway, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Spain, Taiwan, Turkey and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.

(b)	Financial Information About Industry Segments

The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(c)	Narrative Description of Business

Overview

Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products which identify and protect premises, products and people. Brady’s core capabilities in manufacturing, channel management, printing systems, precision engineering and materials expertise make it a leading supplier to the Maintenance, Repair and Operations (“MRO”) market and to the Original Equipment Manufacturing (“OEM”) market. The Company’s ability to provide customers with a broad range of differentiated solutions both through the organic development of its existing business and the acquisition of complementary and adjacent businesses, its commitment to quality and service, its global footprint and its diversified sales channels have made it a world leader in its markets.

Brady manufactures and markets a wide range of products for use in diverse applications. Major product lines provided to the MRO market include facility identification, safety and complementary products, wire and cable identification products, sorbent materials, people identification products and regulatory publishing. Major product lines provided to the OEM market include high-performance identification products for product identification, wire identification, work in process identification, bar code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, automotive electronics and other electronics. Products are marketed through multiple channels, including through distributors, business-to-business direct marketing and a direct sales force.

The need for the Company’s products is driven, in part, by customer specifications, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”) in the United States and other regulatory agencies around the world, and by the need to identify and track assets or to identify, direct, warn, inform, train and protect people or products. Brady serves customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, security/brand education, governmental, public utility, and a variety of other industries. The Company has a broad customer base, with the largest customer representing approximately 5% of net sales.

Competitive Strengths

Brady’s vision is to be either first or second in terms of market share in every market served. The Company’s primary growth objectives are to build upon its leading market positions, to improve performance and profitability and to expand existing activities through a multi-prong approach that incorporates organic growth, new product development and acquisitions.

The Company believes the following competitive strengths will allow it to achieve its strategy:

Leader in Niche Markets.  Brady competes in niche markets where it believes it is often the leading supplier with the manufacturing expertise, infrastructure, channels and sales resources necessary to provide the required product or comprehensive solution. For example, the Company believes it is the leading supplier of wire identification products to the North American MRO market and of precision die-cut components to the mobile telecommunications market. The Company believes its leadership positions make it a preferred supplier to many of its customers and enables it to be successful in its markets, which are generally fragmented and populated with smaller or regional competitors.

Differentiated Solutions and Commitment to Innovation.  The Company believes its sophisticated engineering and manufacturing capabilities, as well as its expertise in materials, give it a competitive advantage in supplying customized or high specification product solutions to meet individualized customer needs. The Company has been successful in identifying and incorporating innovative technologies to create integrated and precise solutions. Additionally, it is able to use its materials expertise and its investment in research and development to provide unique products to meet the demands of end-customers in new, faster growing markets adjacent to its traditional markets, such as laboratory identification. Brady’s commitment to product innovation is reflected in its research and development efforts that include approximately 250 employees primarily dedicated to research and development activities mainly in the United States, but also in Belgium, Germany, Singapore, Sweden and South Korea.

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

Broad Customer Base and Geographic Diversity.  Brady believes its global infrastructure and diverse market presence mitigates the impact of an economic downturn on its business in any particular country or region, enables it to act as a primary supplier to many of its global customers and provides a solid platform for further expansion. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 60.9% of net sales in fiscal 2007. The Company’s global presence benefits many of its customers who seek a single or primary supplier to meet their global design and manufacturing requirements. Brady has over 500,000 end-customers that operate in multiple industries.

Disciplined Acquisition and Integration Strategy.  The Company has a dedicated team of experienced professionals that employ a disciplined acquisition strategy and process to acquire companies. It applies strict financial standards to evaluate all acquisitions using an expected return model based on a modified return on invested capital calculation. It also conducts disciplined integration reviews of acquired firms to track progress toward results expected at the time of acquisition. Since 1996, the Company has acquired and integrated 51 companies to primarily increase market share in existing and new geographies. It has acquired companies that expand the product range it offers both existing and new customers, as well as adding new technological capabilities.

Channel Diversity and Strength.  Brady utilizes a wide range of channels to reach customers across a broad array of industries. It employs direct marketing expertise to meet its customers’ need for convenience. The Company also has long-standing relationships with, and is a preferred supplier to, many of its largest distributors. In addition, the Company employs a global sales team to support both distributors and end users and to serve their productivity, tracking and safety requirements. The Company believes its strong brands and reputation for quality, innovation and on-time delivery contribute to the popularity of its products with distributors, OEMs, resellers and other customers.

Deep and Talented Team.  The Company believes that its team of employees has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating acquisitions and improving processes through economic cycles. The international experience of its management team and its commitment to developing strong management teams in each of the local operations is a competitive advantage. In addition, the Company believes it employs a world-class team of people and dedicates significant resources to recruiting people committed to excellence and investing in their potential. The depth and breadth of knowledge within the entire Brady organization strengthens relationships with its customers and suppliers and enables the Company to provide its customers with a high level of product and industry expertise.

Key Strategies

The Company’s primary growth objectives are to build upon its leading market positions, to improve its performance and profitability and to expand its existing activities through a multi-prong strategic approach that incorporates both organic growth and acquisitions. The Company’s key strategies include:

Capitalize on Growing Niche Markets.  The Company seeks to leverage its premier reputation, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing niche markets. Growth prospects in the MRO market are driven primarily by the general health of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify their assets and protect their employees. Demand for OEM products is primarily driven by the strength of various electronics markets, such as mobile telecommunications, portable electronic devices, disk drives and computers, as well as technological advances in these markets and other industrial OEM’s.

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

Enter New Markets.  The Company looks to leverage its quality products, global infrastructure, channel relationships and selling capabilities to effectively enter new markets, many of which are fragmented and populated with smaller competitors. For example, Brady is expanding its precision die-cut capabilities into the medical market and is leveraging its common distribution networks into the sorbent materials market. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products as well as seek additional applications for products in existing and new markets. The Company reviews its product and market portfolio on a regular basis through its standardized review process in order to identify new product opportunities.

Expand Geographically.  Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States. The Company is committed to being in close proximity to its customers and to low-cost manufacturing. Brady currently operates in 28 countries and employs approximately 3,900 people, approximately 45% of its total workforce, in developing regions. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.

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

Products

The Company is largely vertically integrated by designing, developing, coating and producing most of its identification signs, labels and printing systems. Brady materials are developed internally and manufactured out of a variety of films, predominantly coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.

The Company’s stock and custom products consist of over 500,000 stock-keeping units, including complete identification systems and other products used to create a safer work environment, improve operating efficiencies, and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs and identification tags and markers, pipe and valve markers, asset identification tags, lockout/tagout products, security and traffic control products, and printing systems and software for creating safety and regulatory labels and signs, spill control and clean up products, wire and cable markers, high-performance labels, laboratory identification labels and printing systems, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems, personal identification products, and precision die-cut solutions.

Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific customer. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through mail order and distributor sales. The Company’s most significant types of products are described below.

MRO Market Products

• Facility Identification

Informational signs and printers for use in a broad range of industrial, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company’s sign products include admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; transformers and power pole markers; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings; employment law posters; and photo luminescent (glow-in-the-dark) tapes.

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

Spill control and clean-up products including synthetic sorbent materials in a variety of shapes, sizes and configurations; spill kits, containment booms, industrial rugs, absorbing pillows and pads, barrier spill matting and granular absorbents; and other products for absorbing and controlling chemical, oil-based and water-based spills.

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

• People Identification

Identification systems and products including photo ID card systems that combine biometrics, digital imaging and other technologies to positively identify people; self-expiring name tags that make use of migratory ink technology which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration; and ID accessories including lanyards, badge holders, badge reels and attachments, as well as photo identification kits.

OEM Market Products

• High Performance Identification

Brady produces a complete line of label materials and printing systems to meet customers’ needs for identification requirements for product identification, work in process labeling and bar coding that perform under harsh or demanding conditions, such as extreme temperatures, or environmental or chemical exposure. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels.

• Precision Die-Cut Parts

The Company develops customized precision die-cut products that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including mobile phones, personal data assistants, computer hard disk drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits and patient monitoring.

• Wire Identification

The Company produces a variety of high performance products used to mark wires, wire bundles and cables in the manufacturing of a variety of industrial, electrical and electronic equipment.

Other Products

The Company also designs and produces software for barcoding and inspection automation, industrial thermal-transfer printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site. The Company also offers poster printers, cutting systems, laminators and supplies to education and training markets.

Marketing and Sales

Brady seeks to offer high quality products with rapid response and superior service so that it can provide solutions to customers that are better, faster and more economical than those available from the Company’s competitors. The Company markets and sells its products domestically and internationally through multiple channels including distributors, direct sales, mail-order-catalog marketing, retail, and electronic access through the Internet. The Company has long-standing relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company’s sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical application and product expertise.

The Company also direct markets certain products and those of other manufacturers by catalog sales and outbound telemarketing in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalogs are distributed in the United States, Australia, Brazil, Canada, China, France, Germany, Italy, Spain, Sweden, Switzerland and the United Kingdom, and include foreign-language catalogs.

The Company’s products are sold in a wide variety of markets within the larger MRO and OEM markets, including electrical, electronic, telecommunications, governmental, public utility, commercial building, computers and computer components, construction, general manufacturing, laboratory, transportation equipment and education.

Brands

The Company’s products go to market under a variety of brand names. The Brady brand includes high-performance labels, printers, software, safety and facility identification products, lock-out/tag-out products, and precision die-cut parts and specialty materials. Other die-cut materials are marketed as Balkhausen or Tradex Converting products. Safety and facility identification products are also marketed under the Safety Signs Service brand and the Asterisco brand, with some lockout/tagout products offered under the Prinzing and LOTO brands. In addition, identification for the utility industry is marketed under the Electromark brand and spill-control products are marketed under the SPC brand; poster printers and cutting systems for education and government markets are offered under the Varitronics name brand; wire identification products are marketed under the Modernotecnica brand and the Carroll brand; direct marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts names; security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name; and automatic identification and bar code software is offered under the Teklynx brand.

Manufacturing Process and Raw Materials

The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, melt-blown operations, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.

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

The materials used in the products manufactured by the Company consist primarily of plastic sheets and films, paper, metal and metal foil, cloth, fiberglass, polypropylene, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, solvents and electronic components and subassemblies. In addition, the Company purchases finished products for resale. The Company purchases raw materials, components and finished products from many suppliers. Overall, the Company is not dependent upon any single supplier for its most critical base materials or components; however the Company has chosen in certain situations to sole source materials, components or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but generally these disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of a critical material or component, the financial impact could be significant.

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

The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, printing systems for wire markers, systems for aligning letters and patterns, and visually changing paper. Although the Company believes that its patents are a significant factor in maintaining market position for certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company’s business is not dependent on any single patent or group of patents.

The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $36.0 million, $30.4 million, and $25.1 million during the fiscal years ended July 31, 2007, 2006, and 2005, respectively, on its research and development activities. In fiscal 2007, approximately 250 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Asia and under contract with universities, other institutions and consultants.

The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

International Operations

In fiscal 2007, 2006, and 2005, sales from international operations accounted for 60.9%, 57.6%, and 55.3%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey and the United Kingdom. Most of these locations manufacture or have the capability to manufacture certain of the products they sell. In addition, Brady has sales offices in Spain, Taiwan, Turkey and the United Arab Emirates. Brady further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.

Competition

The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading domestic producers of wire markers, safety signs, pipe markers, label printing systems, precision die-cut materials and bar-code-label-generating software. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.

Backlog

As of July 31, 2007, the amount of the Company’s backlog orders believed to be firm was $25.3 million. This compares with $42.3 million and $24.9 million of backlog orders as of July 31, 2006 and 2005, respectively. Average delivery time for the Company’s orders varies from one day to one month, depending on the type of product, and whether the product is stock or custom-designed and manufactured. Average delivery time for the direct marketing business can be as low as the same day or the next day. The Company’s backlog does not provide much visibility for future business.

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

Employees

As of July 31, 2007, the Company employed approximately 8,600 individuals. We have never experienced a material work stoppage due to a labor dispute and consider our relations with employees to be strong. The mix of employees is changing as we employ more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.

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

Sales of our products may be susceptible to changes in general economic conditions, namely general downturns in the regional economies in which we compete. Our business in the MRO market tends to vary with the nominal GDP of the local economies in which we manufacture and sell. As a result, in periods of economic contraction, our business may not grow or may decline. In the OEM market, we may be adversely affected by reduced demand for our products due to downturns in the global economy as this is a more volatile business than the MRO business. This can result in higher degrees of volatility in our net sales and results of operations. These more volatile markets include, but are not limited to, mobile telecommunication devices, hard disk drives and electronics in personal computers and other electronic devices.

Our current and future success could be impacted by our ability to effectively integrate acquired companies and manage our growth.

Our growth has and will continue to place significant demands on our management and operational and financial resources. Since the beginning of fiscal year 2004, we have acquired 26 companies. These recent and future acquisitions will require integration of sales and marketing, information technology, finance and administrative operations and information of the newly acquired business. The successful integration of acquisitions will require substantial attention from our management and the management of the acquired businesses, which could decrease the time they have to serve and attract customers. We cannot assure that we will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that we will be able to achieve the financial or operational success expected from the acquisitions. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate the newly acquired businesses or if our other businesses suffer on account of our increased focus on the newly acquired businesses.

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

We operate in competitive markets and may be forced to cut our prices or incur additional costs to remain competitive, which may have a negative impact on our profitability.

We face substantial competition, particularly in the OEM markets we serve. Competition may force us to cut our prices or incur additional costs to remain competitive. We compete on the basis of production capabilities, engineering and R&D capabilities, materials expertise, our global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put us at a disadvantage in the affected business by threatening our market share in some markets or reducing our profit margins.

Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations.

We have a substantial amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions. As of July 31, 2007, we had $737.5 million of goodwill on our balance sheet, representing the excess of the total purchase price for our acquisitions over the fair value of the net assets we acquired, and $149.8 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks we acquired in our acquisitions. At July 31, 2007, goodwill and other intangible assets represented approximately 52% of our total assets. We evaluate this goodwill annually for impairment based on the fair value of each operating segment. We assess the impairment of other intangible assets quarterly based upon the expected future cash flows of the respective assets. These valuations could change if there were to be future changes in our capital structure, cost of debt, interest rates, capital expenditures, or our ability to perform in accordance with our forecasts. If this estimated fair value changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing our earnings or increasing our losses in such period.

We have a concentration of business with several large key customers and distributors and loss of one or more of these customers could significantly affect our results of operations.

Several of our large key customers in the OEM market, specifically the precision die-cut business, together comprise a significant portion of our revenues. Our largest customer represents approximately 5% of our net sales. Additionally in the MRO markets, we do business with several large distribution companies. Our dependence on these large customers makes our relationships with these customers important to our business. We cannot assure you that we will be able to maintain these relationships and retain this business in the future. Because these large customers account for such a significant portion of our revenues, they possess relatively greater capacity to negotiate a reduction in the prices we charge for our products. If we are unable to provide products to our customers at prices acceptable to them, some of our customers may in the future elect to shift some or all of this business to competitors or to substitute other manufacturer’s products. If one of our key customers consolidates, is acquired by another company or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large key customers could have a material adverse impact on our financial condition and results of operations.

We increasingly conduct a sizable amount of our manufacturing outside of the United States, which may present additional risks to our business.

As a result of our strong growth in developing economies, particularly in Asia, a significant portion of our sales is attributable to products manufactured outside of the United States. More than half of our approximately 8,600 employees and more than half of our manufacturing locations are outside of the United States. Our international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to continue to source low cost MRO products from regions such as China may decline. Conversely, low cost sourcing may also present risks to our revenue if our MRO customers choose to source cheaper products from low cost regions.

An increasing portion of our MRO products is expected to be sourced from low cost regions in the future. Changes in export laws, suppliers and disruption in transportation routes could lessen our ability to source these products and adversely impact our results. Additionally, our MRO distributors/customers may seek low cost sourcing opportunities directly, which could cause a loss of business that may adversely impact our revenues.

Foreign currency fluctuations could adversely affect our sales and profits.

More than half of our revenues are derived outside of the United States. As such, fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. During fiscal year 2007, the weakening U.S. dollar versus the majority of other currencies increased sales by approximately $41.7 million.

We depend on our key personnel and the loss of these personnel could have an adverse effect on our operations.

Our success depends to a large extent upon the continued services of our key executives, managers and other skilled personnel. We cannot ensure that we will be able to retain our key officers and employees. The departure of our key personnel without adequate replacement could severely disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and manufacturing industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations would be materially adversely affected.

We may be unable to successfully implement anticipated changes to our information technology system.

We are now in the process of upgrading certain portions of our information technology. Part of this upgrade includes continued implementations of SAP in our facilities in China, Europe, Malaysia, Singapore, Mexico, India and the United States. In fiscal 2007, we completed the implementation at 16 of our facilities in these regions, and expect to continue this pace in future years. We expect that this implementation of the SAP platform will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage the SAP implementation process or implement these upgrades as scheduled could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

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

The Company currently operates 61 manufacturing or distribution facilities in the following regions:

Americas:  Seventeen are located in the United States; three each in Brazil and Mexico; and one in Canada.

Europe:  Four are located in the United Kingdom; three are each located in France and Germany; two each in Belgium and Sweden; and one each in Denmark, Italy, Norway and Slovakia.

Asia-Pacific:  Seven are located in China; four in Australia; three in Thailand; two in South Korea; and one each in Singapore, India, and Malaysia.

The Company’s present operating facilities contain a total of approximately 3.9 million square feet of space, of which approximately 2.8 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

Item 3.	Legal Proceedings

The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material adverse effect on the Company’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2007		2006		2005(1)
	High	Low	High	Low	High	Low

4th Quarter	$37.73	$32.73	$42.79	$32.94	$34.96	$28.80
3rd Quarter	$38.37	$30.91	$40.49	$34.67	$35.70	$26.30
2nd Quarter	$40.52	$35.70	$39.98	$28.20	$32.22	$26.75
1st Quarter	$38.68	$33.16	$34.22	$26.98	$27.49	$21.01

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders

As of September 24, 2007, there were 711 Class A Common Stock shareholders of record and approximately 4,100  beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities in the fourth quarter of fiscal 2007.

(d)	Dividends

The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends, that can be made annually to $50 million plus 75% of the consolidated net income for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.

During the two most recent fiscal years and for the first quarter of fiscal 2008, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	Year
	Ending
	2008	2007				2006
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Class A	$0.15	$0.14	$0.14	$0.14	$0.14	$0.13	$0.13	$0.13	$0.13
Class B	0.13335	0.123	0.14	0.14	0.14	0.113	0.13	0.13	0.13

(e)	Common Stock Price Performance Graph

The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2002, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s Small Cap 600 index, and the Russell 2000 index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P Smallcap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/02 in stock or index — including reinvestment of dividends. Fiscal year ended July 31. Copyright© 2002, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.	Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2003 through 2007

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Operating Data
Net Sales(1)	$1,362,631	$1,018,436	$816,447	$671,219	$554,866
Gross Margin	657,044	525,755	433,276	345,361	279,149
Operating Expenses:
Research and development	35,954	30,443	25,078	23,028	18,873
Selling, general and administrative	449,103	338,796	285,746	248,171	219,861
Restructuring charge — net	—	—	—	3,181	9,589

Total operating expenses	485,057	369,239	310,824	274,380	248,323

Operating Income	171,987	156,516	122,452	70,981	30,826
Other (Expense) Income:
Investment and other income — net	2,875	2,403	1,369	577	1,750
Interest expense	(22,934)	(14,231)	(8,403)	(1,231)	(121)

Net other (expense) income	(20,059)	(11,828)	(7,034)	(654)	1,629

Income before income taxes	151,928	144,688	115,418	70,327	32,455
Income Taxes	42,540	40,513	33,471	19,456	11,035

Net Income	$109,388	$104,175	$81,947	$50,871	$21,420

Net Income Per Common Share —
(Diluted):
Class A nonvoting	$2.00	$2.07	$1.64	$1.07	$0.46
Class B voting	$1.98	$2.05	$1.63	$1.05	$0.44
Cash Dividends on:
Class A common stock	$0.56	$0.52	$0.44	$0.42	$0.40
Class B common stock	$0.54	$0.50	$0.42	$0.40	$0.39
Balance Sheet at July 31:
Working capital	$303,359	$240,537	$141,560	$131,706	$123,878
Total assets	1,698,857	1,365,186	850,147	697,900	449,519
Long-term obligations, less current maturities	478,575	350,018	150,026	150,019	568
Stockholders’ investment	891,012	746,046	497,274	403,315	338,961
Cash Flow Data:
Net cash provided by operating activities	136,018	114,896	119,103	87,646	57,316
Depreciation and amortization	53,856	35,144	26,822	20,190	17,771
Capital expenditures	(51,940)	(39,410)	(21,920)	(14,892)	(14,438)

(1)	Net sales has been impacted by the acquisitive nature of the Company as seven, eleven and four acquisitions were completed in fiscal years ended July 31, 2007, 2006 and 2005, respectively. See Note 2 in Item 8 for further information on the acquisitions that were completed in each of the years.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal 2007, the Company posted record sales of $1,362.6 million and record net income of $109.4 million, an increase of 33.8% and 5.0%, respectively, over fiscal 2006. During fiscal 2007, the Company completed seven acquisitions and further expansions into Mexico, Thailand, Malaysia, India, China and the Philippines, among other geographic areas.

Of the 33.8% increase in sales, organic growth accounted for 4.2%, acquisitions added 25.5%, and foreign currency translation increased sales by 4.1%. Americas sales increased 22.2%, European sales rose 30.4%, and sales from the Asia-Pacific region increased 68.1%.

Net income for fiscal 2007 rose 5.0% to $109.4 million or $2.00 per diluted share of Class A Common Stock, compared to $104.2 million, or $2.07 per diluted share of Class A Common Stock in fiscal 2006.

In fiscal 2007, the Company continued to focus on leveraging its strengths and continued its drive to become the number one or two leader in the markets that it serves. Acquisitions were concentrated in businesses that management understands well in order to deepen market penetration or expand the Company’s global footprint. The Company also invested in expanding many of its global operations with new equipment, information systems and capacity, and adjusted operating capacities to achieve efficiencies and cost savings.

Brady acquired seven companies in fiscal 2007 including businesses that span the globe from the Americas to Europe to Asia-Pacific. We have added strategically driven acquisitions in people identification, medical precision die-cut, direct marketing and safety and facility products in the United States, safety and facility products and wire identification in Europe, high performance labeling in South America, and people identification and safety and facility products in the Asia-Pacific region.

Brady completed the transition to a new 50,000 square foot facility in Penang, Malaysia in fiscal 2007 after having outgrown its previous space. Other geographic expansions during the year included the start of new operations in Dongguan (China), Xiamen (China), Bangalore (India), Reynosa (Mexico), Queretaro (Mexico) and Cainta Rizal (Philippines), as well as the development of a state-of-the-art facility in Pathumthani (Thailand). Brady strives to employ the same high safety and environmental standards across the globe regardless of lesser government requirements in some areas.

Brady remains a financially strong company, with a solid balance sheet and strong cash flows. In September 2007, the Company announced that it will be increasing its cash dividend payment for the 22nd straight year.

Results of Operations

Year Ended July 31, 2007, Compared to Year Ended July 31, 2006

The comparability of the operating results for the fiscal years ended July 31, 2007 to July 31, 2006, has been impacted by the following acquisitions completed in fiscal 2007, as well as the annualized impact of the acquisitions completed in fiscal 2006.

Acquisitions:	Segment	Date Completed

Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe	August 2006
Asia-Pacific
Precision Converters, L.P. (“Precision Converters”)	Americas	October 2006
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively	Americas, Europe and	December 2006
“Scafftag”)	Asia-Pacific
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006
Clement Communications, Inc. (“Clement”)	Americas	February 2007
Sorbent Products Co., Inc. (“SPC”)	Americas, Europe and	April 2007
Asia-Pacific

Sales for fiscal 2007 increased by $344.2 million, or 33.8% from fiscal 2006. Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions and foreign currency effects), increased $42.3 million or 4.2% for the same period. The acquisitions listed above and the annualized impact of the fiscal 2006 acquisitions increased sales by $260.2 million or 25.5% in fiscal 2007 compared to fiscal 2006. Fluctuations in the exchange rates used to translate financial results into the United States Dollar resulted in a sales increase of $41.7 million or 4.1% for the year.

The gross margin as a percentage of sales decreased from 51.6% in fiscal 2006 to 48.2% in fiscal 2007. This decline was driven by the results in our OEM electronics business, primarily in the mobile handset business in Asia-Pacific. The decline was also driven by the acquisitions that Brady completed in the last 12 months, which were more heavily weighted towards OEM electronics, which is generally characterized by lower gross margins and lower selling, general and administrative (“SG&A”) expenses.

Research and development expenses grew to $36.0 million in fiscal 2007 from $30.4 million in fiscal 2006, but decreased as a percentage of sales from 3.0% in fiscal 2006 to 2.6% in fiscal 2007. Brady continues to expand its investment in new product development.

SG&A expenses of $449.1 million in fiscal 2007, as compared to $338.8 million in fiscal 2006, decreased as a percentage of sales from 33.3% in fiscal 2006 to 33.0% in fiscal 2007. The decrease was due to changes in the Company’s sales mix towards the OEM electronics business, which typically has lower SG&A expense.

The Company recorded expenses of $11.4 million in fiscal year 2007 for cost reduction actions, which are primarily recorded in SG&A expenses in the consolidated statements of income. These actions consisted of $9.2 million for severance and other employee termination costs, $1.8 million for asset write-offs and $0.4 million for facility closure costs. Pre-tax savings from these actions, and the exit activity charges for planned integration activities of acquisitions completed in the last 12 months that increased goodwill by $8.8 million, are expected to be approximately $14 million in fiscal 2008.

Investment and other income increased $0.5 million in fiscal 2007 from the prior year. The income recorded in fiscal 2007 was primarily due to interest income earned on cash and marketable securities investments, while the income recorded in fiscal 2006 was primarily due to a gain of approximately $1.5 million on a currency option that the Company purchased to hedge against increases in the purchase price in U.S. dollar terms of Tradex Converting AB as the transaction was denominated in Swedish Krona.

Interest expense increased $8.7 million in fiscal 2007 due to interest on the $150 million private placement of senior notes that the Company completed in the third quarter of fiscal 2007 and the $200 million private placement of senior notes that the Company completed in second quarter of fiscal 2006, as well as interest on the borrowings under our revolving credit facility in fiscal 2007.

The Company’s effective tax rate was 28.0% in both fiscal 2007 and 2006.

Net income for the fiscal year ended July 31, 2007, increased 5.0% to $109.4 million, compared to $104.2 million for fiscal year ended July 31, 2006, as a result of the factors noted above. Diluted net income per share comparisons between fiscal 2007 of $2.00 per share and 2006 of $2.07 per share were also affected by the greater number of shares outstanding in fiscal 2007 as a result of the Company’s July 2006 sale of an additional 4.6 million shares of Class A Nonvoting Common Stock in a public offering.

Year Ended July 31, 2006, Compared to Year Ended July 31, 2005

The comparability of the operating results for the fiscal years ended July 31, 2006 to July 31, 2005 was impacted by the following acquisitions completed in fiscal 2006, as well as the annualized impact of the acquisitions completed in fiscal 2005.

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

Sales for fiscal 2006 increased by $202.0 million, or 24.7% from fiscal 2005. Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions and foreign currency effects), increased $75.4 million or 9.2% for the same period. The acquisitions listed above and the annualized impact of the fiscal 2005 acquisitions increased sales by $130.3 million or 16.0% in fiscal 2006 compared to fiscal 2005. Fluctuations in the exchange rates used to translate financial results into the United States Dollar decreased sales by $3.7 million or 0.5% for the year.

The gross margin as a percentage of sales decreased from 53.1% in fiscal 2005 to 51.6% in fiscal 2006. The decrease was primarily due to a decline in Asia-Pacific attributable to acquisition mix, a shift in the product mix towards OEM electronics and cost pressures not offset by sales price increases, and a decline in Europe due to acquisition mix, partially offset by an increase in the Americas due to sales price increases, cost reductions and acquisition mix.

Research and development expenses grew to $30.4 million in fiscal 2006 from $25.1 million in fiscal 2005, but fell slightly as a percentage of sales from 3.1% in fiscal 2005 to 3.0% in fiscal 2006. Research and development spending increases of 21.4% were slightly less than the 24.7% increase in sales in fiscal 2006.

SG&A expenses of $338.8 million decreased as a percentage of sales from 35.0% in fiscal 2005 to 33.3% in fiscal 2006. The decrease was due primarily to cost efficiencies gained in the existing businesses in all regions driven by organic sales growth and cost control and a change in our business mix, partially offset by higher SG&A expenses from the acquisitions completed in fiscal 2006.

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

The Company’s effective tax rate decreased from 29.0% for fiscal 2005 to 28.0% for fiscal 2006. The decrease in the effective tax rate was due to a continuing shift to a higher percentage of the Company’s pre-tax income coming from lower tax rate countries.

Business Segment Operating Results

Management of the Company evaluates results based on the following geographic regions: Americas, Europe, and Asia-Pacific.

					Corporate and
(Dollars in thousands)	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Total

SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2007	$609,855	$416,514	$336,262	$1,362,631	—	$1,362,631
July 31, 2006	498,916	319,432	200,088	1,018,436	—	1,018,436
July 31, 2005	417,780	274,691	123,976	816,447	—	816,447
SALES GROWTH INFORMATION
Year ended July 31, 2007:
Organic	3.3%	8.3%	(0.4)%	4.2%	—	4.2%
Currency	0.5%	9.0%	5.2%	4.1%	—	4.1%
Acquisitions	18.4%	13.1%	63.3%	25.5%	—	25.5%

Total	22.2%	30.4%	68.1%	33.8%	—	33.8%
Year ended July 31, 2006:
Organic	5.0%	4.2%	34.7%	9.2%	—	9.2%
Currency	1.5%	(4.3)%	1.6%	(0.5)%	—	(0.5)%
Acquisitions	12.9%	16.4%	25.1%	16.0%	—	16.0%

Total	19.4%	16.3%	61.4%	24.7%	—	24.7%
SEGMENT PROFIT (LOSS)
Years ended:
July 31, 2007	$142,306	$107,552	$57,236	$307,094	$(8,208)	$298,886
July 31, 2006	122,525	83,970	49,316	255,811	(10,633)	245,178
July 31, 2005	98,193	79,792	34,228	212,213	(4,845)	207,368

NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
	2007	2006	2005

Total profit for reportable segments	$307,094	$255,811	$212,213
Corporate and eliminations	(8,208)	(10,633)	(4,845)
Unallocated amounts:
Administrative costs	(126,899)	(88,662)	(84,916)
Investment and other income — net	2,875	2,403	1,369
Interest expense	(22,934)	(14,231)	(8,403)

Income before income taxes	151,928	144,688	115,418
Income taxes	(42,540)	(40,513)	(33,471)

Net income	$109,388	$104,175	$81,947

The Company evaluates regional performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, stock options, information technology and human resources, which are managed as global functions. Interest, investment and other income and income taxes are also excluded when evaluating regional performance. The increased administrative costs in fiscal 2007 include $11.4 million of expenses associated with cost reduction charges.

Americas

Sales in the Americas region increased 22.2% from fiscal 2006 to fiscal 2007, and 19.4% from fiscal 2005 to fiscal 2006. Organic growth accounted for 3.3% in 2007 and 5.0% in 2006. The organic growth in fiscal 2007 was due to strong growth in the United States in both the Brady and direct marketing brands, with strong results from the electrical and wire identification products. The growth was partially offset by the planned transfer of die cut business to Asia-Pacific in the early part of the year. Canada and Brazil also experienced year-over-year growth. The organic growth in fiscal 2006 was due to strong growth in the United States in our safety, electrical, and industrial markets. Our operations in Canada, Mexico and Brazil also provided year-over-year organic sales growth in 2006 in the Brady brand business. Within the direct marketing business, base sales increased in 2006 over the prior year as well. The acquisitions of TruMed, J.A.M., Personnel Concepts and Identicard in fiscal 2006 and CIPI, Precision Converters, Scafftag, Asterisco, Clement and SPC in fiscal 2007 added 18.4% to fiscal 2007 sales. The acquisitions of Electromark in fiscal 2005 and Stopware, TruMed, J.A.M., Personnel Concepts and Identicard in fiscal 2006 added 12.9% to fiscal 2006 sales. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 0.5% and 1.5% in fiscal 2007 and 2006, respectively.

In the Americas region, segment profit as a percentage of sales decreased from 24.6% in 2006 to 23.3% in 2007. This decrease was due to the effect of the recent acquisitions. As expected, the segment’s recent acquisitions have produced an initial rate of profit that is below the average rate of profit of the segment. As the businesses are integrated and synergies are achieved, the profit percentages are expected to increase. Comparing fiscal 2006 to 2005, segment profit as a percentage of sales increased from 23.5% to 24.6%, due to the increase in sales volume and sales prices, partially offset by increases in many of the segment’s material and utility costs. Also, as expected, the acquisitions completed in 2006 reported an initial rate of profit that was below the average of the region.

Europe

Sales in the European region increased 30.4% in fiscal 2007 from fiscal 2006 and 16.3% in fiscal 2006 from fiscal 2005. Organic growth accounted for 8.3% in fiscal 2007 and 4.2% in fiscal 2006. The organic growth reported in fiscal 2007 was due to growth in the majority of the businesses and countries as the European economy continued to strengthen. Business in the region has benefited from recent “No Smoking” legislation enacted in France and in the United Kingdom, which stimulated demand for certain of our product lines. The increase in the organic growth in fiscal 2006 was due to modest growth in the direct marketing business as a result of continuing to add new customers and expand product offerings and growth from expansion into newer geographies for the Brady brand business, primarily from the expansion into Slovakia, Turkey and the Nordic region. Foreign currency translation increased the region’s sales by 9.0% from fiscal 2006 to 2007 compared to a decrease in the region’s sales of 4.3% from fiscal 2005 to 2006. The acquisitions of Texit and Tradex in fiscal 2006 and CIPI, Scafftag, Moderno and SPC in fiscal 2007 added 13.1% to the region’s sales in fiscal 2007 and the acquisitions of Texit and Tradex in fiscal 2006 and Signs and Labels in fiscal 2005 added 16.4% to the region’s sales in fiscal 2006.

Segment profit as a percentage of sales decreased to 25.8% in fiscal 2007 from 26.3% in fiscal 2006 and decreased from 29.0% in fiscal 2005 to 26.3% in fiscal 2006. The decrease experienced in fiscal 2007 from 2006 was due to the global headquarter costs of Tradex, partially offset by the strong performance of the direct marketing businesses in the region. The decrease experienced in fiscal 2006 from 2005 was due to the impact of a stronger U.S. dollar, the profit dilution caused by the start-up of business in Slovakia and the integration and acquisition-related costs from the June 2005 acquisition of Signs and Labels and the May 2006 acquisition of Tradex. As Tradex’s headquarters are in Sweden, all of the headquarter costs are reflected in the Europe segment in 2006.

Asia-Pacific

Asia-Pacific sales increased 68.1% in fiscal 2007 from fiscal 2006 and 61.4% in fiscal 2006 from fiscal 2005. Organic sales declined 0.4% in fiscal 2007 and increased 34.7% in fiscal 2006. The decline in organic sales in fiscal 2007 was due to a slowdown in our OEM electronics business, led by the loss of certain programs in the hard disk drive business related to industry consolidation and a slowdown in high performance labeling. The increase in organic sales for fiscal 2006 was due to the high demand for consumer electronics and strong growth in the Australian direct marketing and safety businesses. Of the 34.7% increase in organic growth in fiscal 2006, a significant portion was driven by growth in China as the Asian economy strengthened. Foreign currency translation increased the region’s sales by 5.2% from fiscal 2006 to 2007 compared to an increase of 1.6% from fiscal 2005 to 2006. The acquisitions of QDPT, Accidental Health, Tradex, Carroll and Daewon in fiscal 2006 and CIPI, Scafftag and SPC in fiscal 2007 added 63.3% to the region’s sales in fiscal 2007, whereas the acquisitions of Technology Print Supply and Technology Supply Media in fiscal 2005 and QDPT, Accidental Health, Tradex, Carroll and Daewon in fiscal 2006 added 25.1% to the region’s sales in fiscal 2006.

Segment profit as a percentage of sales decreased to 17.0% in fiscal 2007 from 24.7% in fiscal 2006 and to 24.7% in fiscal 2006 from 27.6% in fiscal 2005. The decrease in fiscal 2007 was due to the slowdown in our OEM electronics business, excess capacity at our facilities and lower margins from acquisitions. By the end of fiscal 2007, we had nearly completed the capacity and footprint changes that were necessary to reduce our cost structure and be closer to our customers’ facilities. These changes are expected to result in a reduced cost base for the upcoming year, but we should still be able to support sudden spikes in customer demand. The decrease experienced in fiscal 2006 was due to the continued shift of business mix towards the die cut business, which experiences lower margins, combined with pricing pressures from our OEM customers, and the lower initial rate of profit produced by the companies acquired in the region.

Liquidity and Capital Resources

Cash and cash equivalents were $142.8 million at July 31, 2007, compared to $113.0 million at July 31, 2006. Additionally, short-term investments, consisting of investments in auction rate securities, were $19.2 million at July 31, 2007, compared to $11.5 million at July 31, 2006. Working capital increased $62.9 million during fiscal 2007 to $303.4 million and increased $98.9 million during fiscal 2006 to $240.5 million. Accounts receivable balances increased $51.7 million from July 31, 2006 to July 31, 2007. The increase in accounts receivable was due primarily to increased sales volume, foreign currency translation and accounts receivable balances added from acquisitions completed during fiscal 2007. Inventories increased $29.9 million from July 31, 2006 to July 31, 2007 due to foreign currency translation, inventory of acquired companies, and increased inventory levels to support the launch of new products and to maintain adequate service levels for our customers. Current liabilities increased $61.4 million due to the inclusion of principal debt payments that are due for payment in the fourth quarter of fiscal 2008 which were included in long-term obligations in the prior year, an increase in accounts payable from the fiscal 2007 acquisitions, and an increase in other current liabilities as a result of our cost reduction activities.

The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $136.0 million for fiscal 2007, $114.9 million for fiscal 2006 and $119.1 million for fiscal 2005. The increase from fiscal 2006 to fiscal 2007 was the result of a $5.2 million increase in net income and an $18.7 million increase in depreciation and amortization primarily due to the tangible and intangible assets acquired in fiscal 2006 and 2007, partially offset by cash requirements for changes in operating assets and liabilities. In accordance with the adoption of SFAS No. 123(R), “Share Based Payment” on August 1, 2005, the Company has classified the income tax benefit from the exercise of stock options subsequent to adoption as a financing cash inflow. Prior to adoption, this tax benefit was recorded in cash flows from operations and totaled $5.4 million for the fiscal year ended July 31, 2005.

The acquisitions of businesses used $159.5 million in fiscal 2007, $351.3 million in fiscal 2006, and $79.9 million in fiscal 2005. Contingent consideration payments of $10.9 million were paid during fiscal 2007 to satisfy the $6.5 million holdback requirement of the ID Technologies acquisition completed in fiscal 2005, the $1.0 million earnout liability of the Stopware acquisition completed in fiscal 2006, the $1.8 million purchase price adjustment of the Daewon acquisition completed in fiscal 2006 and the $1.6 million earnout liability of the QDPT acquisition completed in fiscal 2006.

Capital expenditures were $51.9 million in fiscal 2007, $39.4 million in fiscal 2006 and $21.9 million in fiscal 2005. $9.8 million was spent during fiscal 2007 on implementing SAP in 16 of Brady’s global operations and ultimately bringing the number of users up from approximately 2,300 to approximately 6,700 in the next three years. The remainder of the increase in capital expenditures in fiscal 2007 was due to expansions in China, Canada, India, Mexico, the Philippines, Slovakia and other locations. Capital expenditures in 2006 were driven by the completion of the central distribution warehouse in Milwaukee, Wisconsin, continued expansion in Asia, new facilities in Slovakia and in Canada and by upgrading existing plant and machinery. Capital expenditures in 2005 included plant expansions in China and the start of the addition of the central distribution warehouse in Milwaukee.

Financing activities provided $129.4 million of cash in fiscal 2007, provided $319.0 million in fiscal 2006 and used $9.7 million in fiscal 2005. In fiscal 2006, the Company completed a secondary public offering of 4.6 million shares of its Class A nonvoting common stock and received proceeds of $157.7 million. Cash used for dividends to shareholders was $30.1 million in fiscal 2007, $26.1 million in fiscal 2006 and $21.3 million in fiscal 2005. Cash received from the exercise of stock options was $6.8 million in fiscal 2007, $8.9 million in fiscal 2006 and $15.7 million in fiscal 2005. The Company did not purchase treasury stock in fiscal 2007, but purchased treasury stock of $24.7 million in fiscal 2006 and $1.6 million in fiscal 2005. In fiscal 2006, a stock repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. The Company completed the repurchase of 800,000 shares of its Class A Common Stock for $26.5 million in fiscal 2006.

On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit facility that had been entered into on March 31, 2004 and amended on January 19, 2006. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of July 31, 2007, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During fiscal 2007 and 2006, the Company borrowed and repaid $109.3 million and $415.7 million, respectively. As of July 31, 2007, there were no outstanding borrowings under the credit facility.

On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007 and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 34.9% at July 31, 2007, and 31.9% at July 31, 2006. Long-term obligations increased by $128.6 million from July 31, 2006 to July 31, 2007 due to the private placement that was completed during the year, partially offset by the portion of long-term obligations that is due for payment in fiscal 2008 that is recorded in current liabilities, and stockholders’ investment increased $145.0 million during this period due to net earnings for fiscal 2007 and changes in accumulated other comprehensive income.

The Company intends to fund its short-term and long-term operating cash requirements, including its fiscal 2008 dividend payments, primarily through net cash provided by operating activities.

The Company believes that its continued strong cash flows from operations, existing borrowing capacity and continued access to capital markets will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand its current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes. This strategic plan also includes executing key acquisitions.

Subsequent Events Affecting Liquidity and Capital Resources

On September 11, 2007, the Board of Directors announced an increase in the quarterly dividend to shareholders of the Company’s Class A Common Stock, from $0.14 to $0.15 per share. The dividend will be paid on October 31, 2007, to shareholders of record at the close of business on October 10, 2007. This dividend represents an increase of 7% and is the 22nd consecutive annual increase in dividends since the Company went public in 1984.

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

Operating Leases — These leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office space, computer equipment and Company vehicles, when the economic profile is favorable.

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

Related Party Transactions — The Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

Payments Due Under Contractual Obligations

The Company’s future commitments at July 31, 2007, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$500,019	$21,444	$71,433	$142,856	$264,286
Operating Lease Obligations	71,842	23,097	32,540	10,625	5,580
Purchase Obligations(1)	30,331	30,194	137	0	0
Interest Obligations	150,405	26,305	49,306	39,215	35,579
Other Obligations(2)	10,517	575	1,403	1,804	6,735

Total	$763,114	$101,615	$154,819	$194,500	$312,180

(1)	Purchase obligations include all open purchase orders as of July 31, 2007.

(2)	Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plans as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.

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

Critical Accounting Estimates

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Changes in existing regulatory tax laws and rates may affect the Company’s ability to manage successfully regulatory matters around the world, and future business results may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. The Company’s accounting for deferred tax consequences represents management’s best estimate of future events that can appropriately be reflected in the accounting estimates. Although the Company’s current estimates may be subject to change in the future, management does not believe such changes would result in a material period-to-period impact on the results of operations or the financial condition of the Company.

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

The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign-currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, we hedge a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Swedish Krona and Chinese Yuan currency. In the third quarter of fiscal 2006, we purchased a currency option to hedge against increases in the purchase price in U.S. dollar terms of Tradex, as the transaction was denominated in the Swedish Krona. A gain of approximately $1.5 million was recorded in fiscal 2006 due to this option.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2007, the Company had no interest rate derivatives.

Item 8.	Financial Statements and Supplementary Data

BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP
Milwaukee, WI
September 27, 2007

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31, 2007 and 2006

	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$142,846	$113,008
Short term investments	19,200	11,500
Accounts receivable, less allowance for losses ($9,109 and $6,390, respectively)	239,569	187,907
Inventories:
Finished products	80,486	59,365
Work-in-process	21,309	12,850
Raw materials and supplies	37,983	37,702

Total inventories	139,778	109,917
Prepaid expenses and other current assets	42,020	36,825

Total current assets	583,413	459,157

Other assets:
Goodwill	737,450	587,642
Other intangibles assets	149,761	134,111
Deferred income taxes	32,508	34,135
Other	21,111	10,235
Property, plant and equipment:
Cost:
Land	6,332	6,548
Buildings and improvements	90,688	78,418
Machinery and equipment	248,356	198,426
Construction in progress	18,107	12,098

	363,483	295,490
Less accumulated depreciation	188,869	155,584

Property, plant and equipment — net	174,614	139,906

Total	$1,698,857	$1,365,186

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$91,596	$78,585
Wages and amounts withheld from employees	73,622	61,778
Taxes, other than income taxes	8,461	6,231
Accrued income taxes	24,677	25,243
Other current liabilities	60,254	46,763
Short-term borrowings and current maturities on long-term obligations	21,444	20

Total current liabilities	280,054	218,620
Long-term obligations, less current maturities	478,575	350,018
Other liabilities	49,216	50,502

Total liabilities	807,845	619,140

Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 50,586,524 and 50,481,743 shares, respectively (aggregate liquidation preference of $42,240 and $42,152 at July 31, 2007 and 2006, respectively)	506	505
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	266,203	258,922
Earnings retained in the business	540,238	460,991
Treasury stock — 0 and 292,901 shares, respectively of Class A nonvoting common stock, at cost	—	(10,865)
Accumulated other comprehensive income	83,376	35,696
Other	654	762

Total stockholders’ investment	891,012	746,046

Total	$1,698,857	$1,365,186

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$1,362,631	$1,018,436	$816,447
Cost of products sold	705,587	492,681	383,171

Gross margin	657,044	525,755	433,276
Operating expenses:
Research and development	35,954	30,443	25,078
Selling, general and administrative	449,103	338,796	285,746

Total operating expenses	485,057	369,239	310,824

Operating income	171,987	156,516	122,452
Other income (expense):
Investment and other income — net	2,875	2,403	1,369
Interest expense	(22,934)	(14,231)	(8,403)

Net other expense	(20,059)	(11,828)	(7,034)

Income before income taxes	151,928	144,688	115,418
Income taxes	42,540	40,513	33,471

Net income	$109,388	$104,175	$81,947

Net income per common share(1):
Class A Nonvoting:
Basic	$2.03	$2.10	$1.67

Diluted	$2.00	$2.07	$1.64

Dividends	$0.56	$0.52	$0.44

Class B Voting:
Basic	$2.01	$2.09	$1.66

Diluted	$1.98	$2.05	$1.63

Dividends	$0.54	$0.50	$0.42

Weighted average Class A and Class B common shares outstanding(1)
Basic	53,907	49,494	48,967

Diluted	54,741	50,385	49,859

(1)	Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended JULY 31, 2007, 2006 AND 2005

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)

Balances at July 31, 2004	$482	$72,625	$322,224	$(1,074)	$9,340	$(282)

Net income	—	—	81,947	—	—	—	$81,947
Net currency translation adjustment and other	—	—	—	—	8,157	—	8,157

Total comprehensive income							$90,104

Issuance of 1,117,431 shares of Class A Common Stock under stock option plan	11	15,722	—	—	—	—
Other (Note 6)	—	—	—	—	—	(768)
Tax benefit from exercise of stock options	—	5,385	—	—	—	—
Purchase of 16,030 shares of Class A Common Stock	—	—	—	(501)	—	—
Stock-based compensation expense	—	5,297	—	—	—	—
Cash dividends on Common Stock:
Class A — $.44 per share	—	—	(19,793)	—	—	—
Class B — $.42 per share	—	—	(1,498)	—	—	—

Balances at July 31, 2005	$493	$99,029	$382,880	$(1,575)	$17,497	$(1,050)

Net income	—	—	104,175	—	—	—	$104,175
Net currency translation adjustment and other	—	—	—	—	18,199	—	18,199

Total comprehensive income							$122,374

Issuance of 4,600,000 shares of Class A Common Stock from equity offering	46	157,699	—	—	—	—
Issuance of 4,200 shares of Class A Common Stock under stock option plan	1	(8,286)	—	17,205	—	—
Other (Note 6)	—	—	—	—	—	1,812
Tax benefit from exercise of stock options	—	4,912	—	—	—	—
Purchase of 800,000 shares of Class A Common Stock	—	—	—	(26,495)	—	—
Stock-based compensation expense	—	5,568	—	—	—	—
Cash dividends on Common Stock:
Class A — $.52 per share	—	—	(24,283)	—	—	—
Class B — $.50 per share	—	—	(1,781)	—	—	—

Balances at July 31, 2006	$540	$258,922	$460,991	$(10,865)	$35,696	$762

Net income	—	—	109,388	—	—	—	$109,388
Net currency translation adjustment and other	—	—	—	—	44,256	—	44,256

Total comprehensive income							$153,644

Issuance of 104,781 shares of Class A Common Stock under stock option plan	1	(4,037)	—	10,865	—	—
Other (Note 6)	—	108	—	—	—	(108)
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,303	—	—	—	—
Stock-based compensation expense	—	6,907	—	—	—	—
Adjustment to adopt SFAS No. 158, net of tax of $1,551	—	—	—	—	3,424	—
Cash dividends on Common Stock:
Class A — $.56 per share	—	—	(28,218)	—	—	—
Class B — $.54 per share	—	—	(1,923)	—	—	—

Balances at July 31, 2007	$541	$266,203	$540,238	$—	$83,376	$654

See notes to consolidated financial statements.

Adjusted for two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Operating activities:
Net income	$109,388	$104,175	$81,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,856	35,144	26,822
Gain on foreign currency contract	—	(1,516)	—
Income tax benefit from the exercise of stock options	—	—	5,385
Deferred income taxes	70	(1,843)	(2,653)
Loss on sale of property, plant and equipment	13	124	743
Provision for losses on accounts receivable	3,287	1,152	1,216
Non-cash portion of stock-based compensation expense	6,907	5,568	5,579
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(20,308)	(13,620)	(7,132)
Inventories	(12,323)	(16,961)	(11,847)
Prepaid expenses and other assets	(13,307)	(2,163)	(3,572)
Accounts payable and accrued liabilities	8,058	10,421	8,827
Income taxes	(6,821)	58	9,662
Other liabilities	7,198	(5,643)	4,126

Net cash provided by operating activities	136,018	114,896	119,103

Investing activities:
Acquisitions of businesses, net of cash acquired	(159,475)	(351,331)	(79,926)
Payments of contingent consideration	(10,906)	—	—
Purchases of short-term investments	(68,100)	(150,900)	(50,025)
Sales of short-term investments	60,400	146,500	48,075
Purchases of property, plant and equipment	(51,940)	(39,410)	(21,920)
Net settlement of foreign currency contract	—	1,516	—
Proceeds from sale of property, plant and equipment	2,166	546	390
Other	(9,184)	(2,203)	(1,686)

Net cash used in investing activities	(237,039)	(395,282)	(105,092)

Financing activities:
Payment of dividends	(30,141)	(26,064)	(21,291)
Proceeds from issuance of common stock	6,829	166,664	15,734
Principal payments on debt	(110,870)	(417,601)	(85,604)
Proceeds from issuance of debt	259,300	615,730	83,000
Purchase of treasury stock	—	(24,683)	(1,551)
Income tax benefit from the exercise of stock options and deferred compensation distributions	4,303	4,912	—

Net cash provided by (used in) financing activities	129,421	318,958	(9,712)

Effect of exchange rate changes on cash	1,438	1,466	(117)

Net increase in cash and cash equivalents	29,838	40,038	4,182
Cash and cash equivalents, beginning of year	113,008	72,970	68,788

Cash and cash equivalents, end of year	$142,846	$113,008	$72,970

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$19,842	$8,991	$7,836
Income taxes, net of refunds	49,233	37,661	19,358
Acquisitions:
Fair value of assets acquired, net of cash	$87,398	$167,900	$60,193
Liabilities assumed	(33,248)	(63,667)	(35,113)
Goodwill	105,325	247,098	54,846

Net cash paid for acquisitions	$159,475	$351,331	$79,926

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2007, 2006 and 2005
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

Available-for-Sale Securities — The Company has invested in certain marketable securities that are categorized as available-for-sale. These investments consist of auction-rate securities and have been classified as short-term investments available-for-sale for all periods presented. The amount of available-for-sale securities included in the consolidated balance sheets as of July 31, 2007 and July 31, 2006 was $19,200 and $11,500, respectively, and consists solely of auction rate securities.

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

The carrying value of the available-for-sale securities approximates the aggregate fair value of the securities and there are no unrealized gains or losses on the available-for-sale securities. There were no realized gains or losses on available-for-sales securities during the periods presented.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 27% of total inventories at July 31, 2007 and approximately 30% of total inventories at July 31, 2006) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $8,228 and $8,863 at July 31, 2007 and 2006, respectively.

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

Goodwill and other Intangible Assets — The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis, over the estimated periods benefited. Intangible assets with indefinite useful lives and goodwill are not subjected to amortization. These assets are assessed for impairment annually and when deemed necessary.

Changes in the carrying amount of goodwill for the years ended July 31, 2007 and 2006, are as follows:

	Americas	Europe	Asia-Pacific	Total

Balance as of July 31, 2005	$226,843	$73,544	$31,982	$332,369
Goodwill acquired during the period	95,185	33,892	118,021	247,098
Adjustments for prior year acquisitions	0	(341)	(154)	(495)
Translation adjustments	731	4,697	3,242	8,670

Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642

Goodwill acquired during the period	76,944	26,696	1,685	105,325
Adjustments for prior year acquisitions	2,161	15,005	4,239	21,405
Translation adjustments	2,210	10,206	10,662	23,078

Balance as of July 31, 2007	$404,074	$163,699	$169,677	$737,450

The following acquisitions completed in fiscal 2007 increased goodwill during the year ended July 31, 2007 by the following amounts:

	Segment	Goodwill

Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	$20,451
Precision Converters, L.P. (“Precision Converters”)	Americas	9,665
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	7,030
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	8,508
Modernotecnica SpA (“Moderno”)	Europe	11,285
Clement Communications, Inc. (“Clement”)	Americas	12,960
Sorbent Products Co., Inc. (“SPC”)	Americas, Europe and Asia-Pacific	35,426

Total		$105,325

Goodwill also increased $21,405 during the year ended July 31, 2007, as a result of adjustments to the allocation of the purchase price for acquisitions completed in fiscal 2006 and the recording of $1,577 for the contingent payment due to the previous owners of QDP Thailand Co., Ltd. (“QDPT”) and $1,000 for the contingent payment due to the previous owners of STOPware, Inc. (“Stopware”), which were both acquired in fiscal 2006 (see Note 2 for more information). The largest components of the increase were as a result of adjustments to the

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation of purchase price related to Tradex Converting AB (“Tradex”) and Daewon Industry Corporation (“Daewon”), which added $14,843 and $2,940, respectively.

Of the $14,843 increase in goodwill related to the allocation of the purchase price for Tradex, $6,788 of the increase was due to the accrual for planned cost reduction activities contemplated at the date of the acquisition. The accrual consists of $2,639 for severance and other employee termination costs, $2,885 for contract termination and facility exit costs, and $1,264 for changes in the valuation of fixed assets. As of July 31, 2007, the remaining liability from such charges was approximately $2,702.

Of the $2,940 increase in goodwill related to the allocation of the purchase price for Daewon, $1,829 of the increase was due to the finalization and payment of the purchase price adjustment owed to the former owners of Daewon and $1,013 of the increase was due to the accrual for planned cost reduction activities contemplated at the date of the acquisition. The accrual consists of $289 for severance and other employee termination costs, $277 for contract termination and facility exit costs, and $447 for changes in the valuation of assets. As of July 31, 2007, the remaining liability from such charges was approximately $309.

The remaining $23,078 increase to goodwill during fiscal 2007 was attributable to the effects of foreign currency translation.

The following acquisitions completed in fiscal 2006 increased goodwill during the year ended July 31, 2006 by the following amounts:

	Segment	Goodwill

Stopware	Americas	$2,506
TruMed Technologies, Inc. (“TruMed”)	Americas	4,134
J.A.M. Plastics Inc. (“J.A.M.”)	Americas	9,116
Personnel Concepts	Americas	48,154
IDenticard Systems, Inc. (“IDenticard”)	Americas	25,192
Identicam Systems (“Identicam”)	Americas	6,001
Texit Danmark AS and Texit Norge AS (collectively “Texit”)	Europe	6,043
QDPT	Asia-Pacific	2,298
Daewon	Asia-Pacific	18,005
Accidental Health & Safety Pty. Ltd. and Trafalgar First Aid Pty. Ltd. (collectively “Accidental Health”)	Asia-Pacific	6,895
Carroll Australasia Pty. Ltd. (“Carroll”)	Asia-Pacific	12,343
Tradex	Americas, Europe and Asia-Pacific	106,411

Total		$247,098

Goodwill also decreased $495 during the year ended July 31, 2006, as a result of adjustments to the allocation of the purchase price of Signs and Labels Ltd. (“Signs & Labels”), in Europe which was acquired on June 24, 2005 and to Technology Print Supplies, Ltd. and its associate, Technology Supply Media Co., Ltd. (“TPS”) in Thailand, which were acquired on July 29, 2005. The remaining $8,670 increase to goodwill during fiscal 2006 was attributable to the effects of foreign currency translation.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	July 31, 2007				July 31, 2006
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value

Amortized other intangible assets:
Patents	15	$8,392	$(5,913)	$2,479	15	$7,885	$(5,134)	$2,751
Trademarks and other	5	4,510	(3,250)	1,260	6	3,328	(2,106)	1,222
Customer relationships	7	134,125	(36,674)	97,451	7	109,955	(17,693)	92,262
Non-compete agreements	4	11,364	(6,294)	5,070	4	9,757	(4,448)	5,309
Other	5	3,297	(2,554)	743	5	3,288	(1,887)	1,401
Unamortized other intangible assets:
Trademarks	N/A	42,758	—	42,758	N/A	31,166	—	31,166

Total		$204,446	$(54,685)	$149,761		$165,379	$(31,268)	$134,111

The acquisitions completed in fiscal 2007 (see Note 2 for more information) attributed to the increases in each of the categories of other intangible assets listed above. The largest components of the increase in customer relationships relates to the acquisitions of CIPI, Precision Converters, Scafftag, Asterisco, Moderno, Clement, and SPC which added $5,609, $1,415, $2,767, $5,133, $5,913, $2,200 and $860, respectively. These assets will be amortized over a weighted average amortization period of 6.6 years. The increase in unamortized trademarks primarily relates to the acquisitions of Scafftag, Clement and SPC, which added $988, $1,000 and $8,998, respectively.

The value of goodwill and other intangible assets in the consolidated balance sheet at July 31, 2007 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and July 31, 2007.

Amortization expense of intangible assets during fiscal 2007, 2006, and 2005 was $21,882, $13,633, and $7,935, respectively. The amortization over each of the next five fiscal years is projected to be $23,286, $22,423, $21,267, $17,906 and $8,996 for the years ending July 31, 2008, 2009, 2010, 2011 and 2012, respectively.

Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. Based on the assessments completed in fiscal 2007, there have been no indications of impairment in the Company’s long-lived and other intangible assets.

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

The Company performed its annual assessments in the fourth quarter of the fiscal year. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2007.

Catalog Costs — Direct response catalog and mailer costs are primarily capitalized and amortized over the estimated useful lives of the publications (generally less than one year). Non-direct response catalog costs are recorded as prepaid supplies and recorded as advertising expense as they are consumed (less than one year). At July 31, 2007 and 2006, $15,292 and $14,331, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.

Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns. The Company provides for an allowance for estimated product returns, which is recognized as a deduction from sales at the time of the sale.

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

Advertising Costs — Advertising costs are expensed as incurred, except catalog costs as outlined above. Advertising expense for the years ended July 31, 2007, 2006 and 2005 were $75,452, $57,253 and $50,405, respectively.

Stock Based Compensation — Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Shared Based Payment.” In accordance with this standard, the Company recognizes the compensation cost of all share-based awards using the grant-date fair value of those awards (the “fair-value-based” method). The expense is recognized on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2007 and 2006 was $6,907 ($4,213 net of taxes) and $5,568 ($3,396 net of taxes), respectively. As of July 31, 2007, total unrecognized compensation cost related to share-based compensation awards was $12,762, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during fiscal 2007 and 2006 included: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods are not restated under this method of adoption.

Prior to August 1, 2005, the Company accounted for employee stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no employee stock option based compensation expense was recorded in the income statement prior to August 1, 2005 for the service-based options. For performance-based options, the Company recorded compensation expense for changes in the market value of the underlying common stock under APB No. 25. The compensation cost for the fiscal year ended July 31, 2005 included expense for both performance stock options and restricted stock.

If the Company had elected to recognize compensation cost for the stock option plans based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123(R), net income and net income per common share for the fiscal year ended July 31, 2005 would have been changed to the pro-forma amounts indicated below:

Net income:
As reported	$81,947
Stock-based compensation expense recorded, net of tax effect	3,350
Pro-forma expense, net of tax effect	(3,344)

Pro-forma net income, net of tax effect	$81,953

Net income per Class A Common Share:
Basic:
As reported	$1.67
Pro-forma adjustments	—
Pro-forma net income per share	1.67
Diluted:
As reported	$1.64
Pro-forma adjustments	—
Pro-forma net income per share	1.64
Net income per Class B Common Share:
Basic:
As reported	$1.66
Pro-forma adjustments	—
Pro-forma net income per share	1.66
Diluted:
As reported	$1.63
Pro-forma adjustments	—
Pro-forma net income per share	1.63

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options used to compute pro-forma net income and net income per common share disclosure is the estimated present value at grant date using the Black-Scholes option-pricing model with weighted average assumptions and the resulting estimated fair value for fiscal year 2005 as follows:

Risk-free interest rate	3.1%
Expected volatility	31.1%
Dividend yield	1.9%
Expected option life	4.5 years
Weighted average estimated fair value at grant date	$7.04

The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2007		2006
	Performance-Based	Service-Based	Performance-Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options	Options	Options

Expected term (in years)	6.57	6.07	3.39	5.72
Expected volatility	34.66%	33.99%	31.10%	34.54%
Expected dividend yield	1.51%	1.46%	1.50%	1.52%
Risk-free interest rate	4.90%	4.52%	4.09%	4.53%
Weighted-average market value of underlying stock at grant date	$33.32	$38.17	$33.89	$37.62
Weighted-average exercise price	$33.32	$38.17	$33.89	$37.62
Weighted-average fair value of options granted	$12.57	$13.56	$8.34	$13.11

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

In accordance with the adoption of SFAS No. 123(R), the Company has classified the income tax benefit from the exercise of stock options subsequent to adoption as a financing cash inflow on the accompanying consolidated statements of cash flows. Prior to this adoption, this tax benefit was recorded in cash flows from operations.

Research and Development — Amounts expended for research and development are expensed as incurred.

Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unamortized gain on the post-retirement medical, dental and vision plan and their related tax effects. The components of accumulated other comprehensive income were as follows:

	July 31, 2007	July 31, 2006

Unrealized gain (loss) on cash flow hedges and securities in deferred compensation plans, net of tax of $93 and $35, respectively	$145	$(55)
Unamortized gain on post-retirement medical, dental and vision plan, net of $1,551 tax	3,424	—
Cumulative translation adjustments	79,807	35,751

Accumulated other comprehensive income	$83,376	$35,696

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2007 and 2006 was $(421) and $(355), respectively.

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the years ended July 31, 2007, 2006 and 2005.

New Accounting Standards — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of completing the process of evaluating the impact that will result from adopting FIN 48 and therefore is unable to disclose the impact that adopting FIN 48 will have on its financial position and results of operations when such statement is adopted.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides guidance on how to measure the fair value of assets and liabilities utilizing a fair value hierarchy to classify the sources of information used in the measurement calculation. SFAS No. 157 also provides new disclosure rules for assets and liabilities measured at fair value based on their level in the fair value hierarchy. This new statement will

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 157 and therefore is unable to disclose the impact from adopting SFAS No. 157 will have on its financial position and results of operations when such statement is adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to use the fair value option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 159 and therefore is unable to disclose the impact from adopting SFAS No. 159 will have on its financial position and results of operations when such statement is adopted.

2.	Acquisitions of Businesses

The Company completed seven business acquisitions during the fiscal year ended July 31, 2007, eleven business acquisitions during the fiscal year ended July 31, 2006 and four acquisitions during the fiscal year ended July 31, 2005. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying consolidated financial statements only since their acquisition dates. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the fiscal year ended July 31, 2007, and will adjust the allocations as additional information relative to the fair values of assets and liabilities of the acquired businesses become known.

Fiscal 2007

The Company acquired the following companies in fiscal 2007 for a total combined purchase price, net of cash acquired, of $159,475. A brief description of each company acquired during the year is included below:

•	CIPI is headquartered in Burlington, Massachusetts, with operations in Hong Kong, China and the Netherlands. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities, special events and government buildings. CIPI was acquired in August 2006.

•	Precision Converters is located in Dallas, Texas and is a supplier of die-cut products to the medical market with a specific focus on disposable, advanced wound-care products. Precision Converters was acquired in October 2006.

•	Scafftag is located in Barry, Wales, U.K., with operations in Australia and in the United States and a sales office in the United Arab Emirates. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Scafftag was acquired in December 2006.

•	Asterisco is located in Sao Paulo, Brazil and is a leading manufacturer of industrial high-performance labels in Brazil, specializing in custom labels printed on film materials for the electronics, automotive, pharmaceutical and other industries. Asterisco was acquired in December 2006.

•	Moderno is located in Milan, Italy and is a wire-identification manufacturer serving the Maintenance, Repair and Operations market with products used primarily in the electrical industry. Moderno was acquired in December 2006.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Clement is located in Concordville, Pennsylvania and is a direct marketer of posters, newsletters, guides and handbooks that address safety, quality, teamwork, sales employment practices, customer service and OSHA regulations. Clement was acquired in February 2007.

•	SPC is headquartered in Somerset, New Jersey, with operations in Belgium and Hong Kong. SPC is a leading manufacturer and marketer of synthetic sorbent materials used in a variety of industrial maintenance and environmental applications for spill clean-up, containment and control. SPC was acquired in April 2007.

The purchase agreements for Scafftag and Asterisco each include provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5.2 million have not been accrued as liabilities on the accompanying consolidated financial statements as the payments are based on attaining certain financial results which have not been achieved as of July 31, 2007. Approximately $4.9 million of the contingency related to the Asterisco acquisition has been placed in an escrow account in compliance with the terms of the purchase agreement. This cash outflow has been recorded in other long-term assets on the accompanying consolidated balance sheets as of July 31, 2007 and in other investing activities on the accompanying consolidated statements of cash flows for the fiscal year ended July 31, 2007. The purchase agreement of Asterisco also includes a holdback provision of approximately $2.3 million that has been recorded as a liability in the accompanying consolidated financial statements at July 31, 2007.

The allocation of the purchase price of each company acquired during fiscal 2007 is preliminary pending the final valuation of intangible assets as well as certain tangible assets and liabilities. The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$38,148
Property, plant & equipment	12,158
Goodwill	105,325
Customer relationships	23,897
Trademarks	11,232
Non-compete agreements	967
Other intangible assets	996

Total assets acquired	192,723
Liabilities assumed	33,248

Net assets acquired	$159,475

Of the $105,325 allocated to goodwill, $72,134 is expected to be deductible for tax purposes based on preliminary analysis.

The fiscal 2007 acquisitions were determined to be immaterial individually and in the aggregate, so no pro forma disclosures were required.

Fiscal 2006

The Company acquired the following companies in fiscal 2006 for a total combined purchase price, net of cash acquired, of $351,331. A brief description of each company acquired during the year is included below:

•	Stopware is located in San Jose, California and is a manufacturer of visitor-badging and lobby-security software used to identify and track visitors. Stopware was acquired in August 2005.

•	Texit is a manufacturer and distributor of wire markers and cable-management products headquartered in Odense, Denmark, with operations in Alesund, Norway. Texit was acquired in September 2005.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	TruMed is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota. TruMed was acquired in October 2005.

•	QDPT was formerly located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly. QDPT was acquired in October 2005. In fiscal 2007, QDPT combined its operations with TPS in a facility in Klongluang, Pathumthani, Thailand.

•	J.A.M. was formerly located in Anaheim, California and specializes in the sale and manufacture of security-related accessory products including patented badge holders, lanyards and retractable badge reels. J.A.M. was acquired in December 2005. In fiscal 2007, the operations of J.A.M. were merged with CIPI.

•	Personnel Concepts is located in Pomona, California and is a direct marketer of labor-law compliance posters and related products. Personnel Concepts also offers consultative expertise on required communication of federal and state minimum wages, HIPAA privacy regulations, and EEO compliance, among other regulatory areas. Personnel Concepts was acquired in January 2006.

•	IDenticard is located in Lancaster, Pennsylvania and its affiliate Identicam is located in Markham, Ontario. The companies are market leaders in personal identification, access control and consumable identification badges. IDenticard and Identicam were acquired in February 2006.

•	Accidental Health was formerly located in Glendenning, New South Wales, Australia and is a supplier and distributor of customized first-aid kits, related safety products and signage for commercial enterprises. Accidental Health was acquired in March 2006. In fiscal 2007, Accidental Health combined its operations with Brady Australia Pty. Ltd. in Sydney, Australia.

•	Tradex is headquarterd in Kungalv, Sweden with operations in Sweden, China, Korea, Mexico, the United States, Brazil, and Taiwan. Tradex is a leading manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industries. Tradex was acquired in May 2006. In fiscal 2007, the operations in Suzhou, China were closed.

•	Carroll is located in Sydney, New South Wales, Australia and is a supplier and distributor of identification products for the electrical industry, with a complete line of wiring accessory products including prepared wire and cable markers, termination and connection supplies, wire-bundling materials and electrical circuit protection products. Carroll also markets to the automotive and marine markets. Carroll was acquired in June 2006.

•	Daewon is based in Seoul, South Korea with additional operations in Gumi, South Korea and former operations in Suzhou, China. Daewon is a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry and was acquired in July 2006. In fiscal 2007, the operations in Suzhou, China were closed.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$72,882
Property, plant & equipment	22,159
Goodwill	247,098
Customer relationships	56,538
Trademarks	10,619
Non-compete agreements	3,206
Purchased software	378
Patents	610
Other intangible assets	1,508

Total assets acquired	414,998
Liabilities assumed	63,667

Net assets acquired	$351,331

Of the $247,098 allocated to goodwill, $26,209 is expected to be deductible for tax purposes based on preliminary analysis.

The purchase agreements for Texit, QDPT, and Stopware each included provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. In fiscal 2006 and 2007, $1,800 and $2,577, respectively, of the conditions were met and recorded in goodwill. Payments of $3,377 were made during fiscal 2007 to satisfy the contingent payment requirements. The remaining $1,000 liability will be paid in fiscal 2008. The purchase agreements for QDPT, Stopware and Daewon included holdback provisions of $310, $200 and $4,350, respectively. The holdback provision for QDPT was paid in fiscal 2007 and $4,550 remains as a liability in the accompanying consolidated financial statements for Stopware and Daewon as of July 31, 2007. The holdback provision for Stopware was paid in August 2007.

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

These unaudited pro-forma results have been prepared for comparative purposes only and primarily include adjustments for amortization arising from the valuation of intangible assets, interest expense on debt issued in connection with the acquisitions, and the related income tax adjustments. The pro-forma information is not necessarily indicative of the results that would have occurred had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Fiscal 2005

In August 2004, the Company acquired ID Technologies, a Singapore based manufacturer and supplier of pressure sensitive die-cut components and labeling products. The purchase price was approximately $42,800 in cash and included a holdback amount of $6,500, which was paid in August 2006. The holdback is recorded in other liabilities in the accompanying consolidated balance sheets at July 31, 2006. Interest was imputed on the holdback at a rate of 4.9% per year. The agreement also provided for a contingent payment of no more than $2,500 if ID Technologies met certain financial targets for the fiscal year ended July 31, 2005. As of July 31, 2005, the financial targets had been met and the corresponding liability was reflected in the consolidated financial statements at the maximum payment amount and was paid to the sellers in fiscal 2006. Of the purchase price, $25,926 was assigned to goodwill and $16,017 was assigned to other intangible assets in the purchase price allocation. The allocation of these intangible assets included approximately $13,500 for customer relationships, $2,300 for non-compete agreements, and $217 of other intangible assets. There is no remaining goodwill expected to be deductible for tax purposes.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, the Company acquired Electromark, a manufacturer and supplier of safety and facility identification products to the utility industry, headquartered in Wolcott, New York. The purchase price was approximately $15,100 in cash. Of the purchase price, a total of $3,509 was assigned to intangible assets other than goodwill and $8,344 was assigned to goodwill in the purchase price allocation. The intangible assets consist of approximately $1,300 of customer relationships, $1,600 of trademarks, and $609 of other intangible assets at the time of acquisition. Remaining tax goodwill of $48 is expected to be deductible for tax purposes.

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

In July 2005, the Company acquired TPS, a manufacturer and supplier of pressure sensitive labels, nameplates and tags in Thailand. The purchase price was approximately $5,250 in cash. Of the purchase price, a total of $2,755 was assigned to intangible assets other than goodwill and $2,090 was assigned to goodwill in the allocation of the purchase price. Of the cash purchase price, a portion was being withheld until legal ownership of the facility owned by TPS was transferred to Brady Corporation. This transfer was completed in fiscal 2006. The intangible assets identified in the allocation of the purchase price include approximately $1,975 of customer relationships and $780 of non-compete agreements and other. Remaining tax goodwill of $2,506 is expected to be deductible for tax purposes based on the allocation of the purchase price.

3.	Employee Benefit Plans

The Company provides postretirement medical, dental and vision benefits (the “Plan”) for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement. The Company funds benefit costs on a pay-as-you-go basis.

In October 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires full recognition of the funded status of defined benefit and other postretirement plans on the balance sheet as an asset or a liability. SFAS No. 158 also continues to require that unrecognized prior service costs/credits, gains/losses, and transition obligations/assets be recorded in Accumulated Other Comprehensive Income, thus not changing the income statement recognition rules for such plans. The Company adopted the provisions of SFAS No. 158 for the fiscal year ended July 31, 2007.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effects of the initial application of SFAS No. 158 to the consolidated balance at July 31, 2007 were as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Deferred income taxes	$34,059	$(1,551)	$32,508
Total assets	1,700,408	(1,551)	1,698,857
Other current liabilities	60,254	—	60,254
Total current liabilities	280,054	—	280,054
Other liabilities	54,191	(4,975)	49,216
Total liabilities	812,820	(4,975)	807,845
Accumulated other comprehensive income	79,952	3,424	83,376

Total stockholders’ investment	$887,588	$3,424	$891,012

The adoption of SFAS No. 158 had no effect on the Company’s net earnings.

The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2007	2006

Obligation at beginning of year	$12,650	$10,909
Service cost	967	1,049
Interest cost	797	675
Actuarial (gain) loss	(2,097)	723
Benefit payments	(612)	(706)

Obligation at end of fiscal year	$11,705	$12,650

The following table outlines the unfunded status of the Plan recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2007 and 2006:

	2007	2006

Unfunded status at July 31	$11,705	$12,650
Unrecognized net actuarial gain	—	2,720
Unrecognized prior service gain	—	310

Accumulated postretirement benefit obligation (“APBO”) liability	$11,705	$15,680

As of July 31, 2007 and 2006, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2007	2006

Current liability	$575	$—
Noncurrent liability	11,130	15,680

	$11,705	$15,680

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2007 and 2006, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2007	2006

Net actuarial gain	$(4,698)	$—
Prior service credit	(277)	—

	$(4,975)	$—

Net periodic benefit cost for the Plan for fiscal years 2007, 2006 and 2005 includes the following components:

	Years Ended July 31,
	2007	2006	2005

Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$967	$1,049	$895
Prior service cost	(33)	(33)	(33)
Interest cost on accumulated postretirement benefit obligation	797	675	689
Amortization of unrecognized gain	(119)	(27)	(127)

Periodic postretirement benefit cost	$1,612	$1,664	$1,424

The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $303 and $33, respectively.

The following assumptions were used in accounting for the plan:

	2007	2006	2005

Weighted average discount rate used in determining accumulated postretirement benefit obligation Liability	6.3%	6.0%	5.0%
Weighted average discount rate used in determining net periodic benefit cost	6.0%	5.0%	6.0%
Assumed health care trend rate used to measure APBO at July 31	9.0%	10.0%	11.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2011	2011	2011

The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on future service and interest cost	$(109)	$116
Effect on accumulated postretirement benefit obligation at July 31, 2007	(567)	644

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

	Prior to	After	Impact of
	Medicare Part D	Medicare Part D	Medicare Part D

2008	$671	$575	$(96)
2009	761	652	(109)
2010	874	751	(123)
2011	996	852	(144)
2012	1,122	952	(170)
2013 through 2017	8,031	6,735	(1,296)

In December 2003, the United States enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act establishes a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D.

The Company adopted FSP 106-2 effective with the fiscal year beginning August 1, 2004. The Company determined that benefits provided to certain participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company will be entitled to a subsidy. The expected subsidy reduced net periodic cost for the years ended July 31, 2007 and 2006 by $522 and $409, respectively, as compared with the amount calculated without considering the effects of the subsidy.

Assumptions used to develop these reductions include those used in the determination of the annual expense under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” as amended by SFAS No. 158, and also include expectations of how the federal program would ultimately operate.

The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2007 and 2006, $6,590 and $5,928, respectively, of accrued profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.

The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2007 and 2006, $10,147 and $7,853, respectively, of deferred compensation was included in current and other long-term liabilities on the accompanying consolidated balance sheets.

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

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $14,990, $9,862 and $10,980 during the years ended July 31, 2007, 2006 and 2005, respectively.

4.	Income Taxes

Income taxes consist of the following:

	Years Ended July 31,
	2007	2006	2005

Currently payable:
Federal	$5,439	$14,201	$10,002
Foreign	34,835	26,143	24,286
State	2,336	2,012	1,836

	42,610	42,356	36,124

Deferred provision (credit):
Federal	2,728	(75)	(1,215)
Foreign	(4,151)	(472)	(855)
State	1,353	(1,296)	(583)

	(70)	(1,843)	(2,653)

Total	$42,540	$40,513	$33,471

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

Income before income taxes consists of the following:

	Years Ended July 31,
	2007	2006	2005

Domestic	$67,448	$46,790	$36,985
Foreign	84,480	97,898	78,433

Total	$151,928	$144,688	$115,418

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The approximate tax effects of temporary differences are as follows:

	July 31, 2007
	Assets	Liabilities	Total

Inventories	$6,289	—	$6,289
Prepaid catalog costs	—	$(1,785)	(1,785)
Employee benefits	2,318	—	2,318
Allowance for doubtful accounts	851	—	851
Other, net	1,939	—	1,939

Current	11,397	(1,785)	9,612

Depreciation	—	(3,777)	(3,777)
Amortization	8,170	(19,629)	(11,459)
Capitalized R&D expenditures	2,333	—	2,333
Deferred compensation	13,799	—	13,799
Postretirement benefits	6,630	—	6,630
Tax loss carryforwards	25,926	—	25,926
Less valuation allowance	(19,687)	—	(19,687)
Other, net	333	(1,898)	(1,565)

Noncurrent	37,504	(25,304)	12,200

Total	$48,901	$(27,089)	$21,812

	July 31, 2006
	Assets	Liabilities	Total

Inventories	$5,058	—	$5,058
Prepaid catalog costs	—	$(2,196)	(2,196)
Employee benefits	3,258	—	3,258
Allowance for doubtful accounts	774	—	774
Other, net	2,698	—	2,698

Current	11,788	(2,196)	9,592

Depreciation	—	(4,300)	(4,300)
Amortization	12,917	(20,232)	(7,315)
Capital R&D expenditures	2,800	—	2,800
Deferred compensation	13,446	—	13,446
Postretirement benefits	7,490	—	7,490
Tax loss carryforwards	17,300	—	17,300
Less valuation allowance	(15,668)	—	(15,668)
Other, net	624	—	624

Noncurrent	38,909	(24,532)	14,377

Total	$50,697	$(26,728)	$23,969

The valuation allowance increased $4,019 and $10,791 during the fiscal years ended July 31, 2007 and 2006, respectively and decreased $657 during the fiscal year ended July 31, 2005.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax loss carry forwards at July 31, 2007 are comprised of foreign net operating losses of approximately $84,517, of which $67,946 have no expiration date. The remaining balance relates to state net operating losses of $45,350 and state credits of $1,683. The Company expects to utilize all credits; however, state net operating losses will begin to expire in the fiscal year ending July 31, 2008.

Rate Reconciliation

A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax provision is as follows:

	Years Ended July 31,
	2007	2006	2005

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	1.6%	0.2%	0.7%
International rate differential	(3.3)%	(6.8)%	(4.1)%
Rate variances arising from foreign subsidiary distributions	(2.7)%	0.2%	(1.1)%
Resolution of prior period tax matters	(2.0)%	(0.9)%	(0.6)%
Other, net	(0.6)%	0.3%	(0.9)%

Effective tax rate	28.0%	28.0%	29.0%

Unremitted Earnings

The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries.

The cumulative undistributed earnings of such subsidiaries at July 31, 2007 amounted to approximately $282,076.

5.	Long-Term Obligations

On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011, with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. The private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit facility that had been entered into on March 31, 2004 and amended on January 19, 2006. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the new 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of July 31, 2007, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. As of July 31, 2007, there were no outstanding borrowings under credit facility.

On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% fixed rate unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be repaid over 7 years beginning in 2008 with interest payable on the notes semiannually on June 28 and December 28 beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2007, the Company was in compliance with this covenant.

Long-term obligations consist of the following as of July 31:

	2007	2006

Various bank loans	$19	$38
Fixed debt	500,000	350,000

	500,019	350,038

Less current maturities	$(21,444)	$(20)

	$478,575	$350,018

The fair value of the Company’s long-term obligations approximates $488,780. The fair value of the Company’s long-term obligations is estimated based on quoted market prices for the same or similar issue and on the current rates offered for debt of the same maturities.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities on long-term debt are as follows:

Years Ending July 31,

2008	$21,444
2009	21,433
2010	50,000
2011	71,428
2012	71,428
Thereafter	264,286

Total	$500,019

The Company had outstanding letters of credit of $1,680 and $2,887 at July 31, 2007 and 2006, respectively.

6.	Stockholders’ Investment

Information as to the Company’s capital stock at July 31, 2007 and 2006 is as follows:

	July 31, 2007			July 31, 2006
	Shares	Shares		Shares	Shares
	Authorized	Issued	Amount	Authorized	Issued	Amount

Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock:
6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	50,586,524	$506	100,000,000	50,481,743	$505
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$541			$540

Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $.01665 per share. Thereafter, any further dividend in that fiscal year must be paid on each share of Class A Common Stock and Class B Common Stock on an equal basis.

Other than as required by law, holders of the Class A Common Stock are not entitled to any vote on corporate matters, unless, in each of the three preceding fiscal years, the $.01665 preferential dividend described above has not been paid in full. Holders of the Class A Common Stock are entitled to one vote per share for the entire fiscal year immediately following the third consecutive fiscal year in which the preferential dividend is not paid in full. Holders of Class B Common Stock are entitled to one vote per share for the election of directors and for all other purposes.

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

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, the Company sold, pursuant to an underwritten public offering, 4,600,000 shares of its Class A nonvoting common stock at a price of $36 per share. Cash proceeds from the offering, net of underwriting discounts, were $158,148. In addition to underwriting discounts, the Company incurred $403 of additional accounting, legal and other expenses related to the offering that were charged to additional paid-in capital. The proceeds were used to fund acquisitions completed in fiscal 2006 and early fiscal 2007.

The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2007, 2006 and 2005:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total

Balances July 31, 2004	$(282)	$15,194	$(15,194)	$(282)

Shares at July 31, 2004		988,534	988,534

Sale of shares at cost	—	(498)	579	81
Purchase of shares at cost	—	516	(1,210)	(694)
Amortization of restricted stock	282	—	—	282
Other	—	(437)	—	(437)

Balances July 31, 2005	$0	$14,775	$(15,825)	$(1,050)

Shares at July 31, 2005		950,222	997,034

Sale of shares at cost	—	(450)	451	1
Purchase of shares at cost	—	573	(1,466)	(893)
Effect of plan amendment	—	2,704	—	2,704

Balances at July 31, 2006	$0	$17,602	$(16,840)	$762

Shares at July 31, 2006		1,012,914	1,012,914

Sale of shares at cost	—	(5,242)	5,134	(108)
Purchase of shares at cost	—	1,215	(1,215)	—

Balances at July 31, 2007	$0	$13,575	$(12,921)	$654

Shares at July 31, 2007		724,417	724,417

Prior to 2002, all Brady Corporation deferred compensation was invested in Brady stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to Brady stock. Under this plan, participants were allowed to transfer funds between Brady stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into Brady stock must

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remain in Brady stock and be distributed in shares of Brady stock. At July 31, 2007, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in Brady stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in Brady stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in Brady stock at the original cost of all Brady stock held in deferred compensation plans.

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

As of July 31, 2007, the Company has reserved 4,182,739 shares of Class A Nonvoting Common Stock for outstanding stock options and 1,987,500 shares of Class A Nonvoting Common Stock remain for future issuance of stock options under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

Changes in the options are as follows(1):

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price

Balance, July 31, 2004	$6.08 - $20.15	3,872,484	$15.05

Options granted	22.63 - 31.54	888,000	27.27
Options exercised	9.59 - 17.33	(1,117,431)	14.08
Options cancelled	9.59 - 17.33	(113,722)	15.82

Balance, July 31, 2005	$9.59 - $31.54	3,529,331	$18.41

Options granted	33.75 - 40.37	955,500	36.33
Options exercised	9.59 - 28.84	(596,643)	14.95
Options cancelled	16.00 - 40.37	(73,136)	27.20

Balance, July 31, 2006	$9.59 - $40.37	3,815,052	$23.27

Options granted	32.93 - 38.19	908,000	36.74
Options exercised	9.59 - 28.84	(397,682)	17.13
Options cancelled	16.00 - 40.37	(142,631)	35.40

Balance, July 31, 2007	$9.59 - $40.37	4,182,739	$26.36

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of options vested during the fiscal years ended July 31, 2007, 2006 and 2005 was $4,687, $4,744 and $3,223, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2007, 2006 and 2005 was $8,272, $13,974 and $14,754, respectively.

There were 2,300,239, 2,062,153 and 1,772,930 options exercisable with a weighted average exercise price of $21.07, $17.02 and $14.84 at July 31, 2007, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding at July 31, 2007:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2007	(in years)	Price	2007	Price

Up to $14.99	503,097	3.2	$12.89	263,097	$12.24
$15.00 to $29.99	1,943,806	4.9	20.79	1,717,970	19.69
$30.00 and up	1,735,836	7.2	36.52	319,172	35.81

Total	4,182,739	5.7	26.36	2,300,239	21.07

As of July 31, 2007, the aggregate intrinsic value of the number of options outstanding and the number of options outstanding and exercisable was $39,548 and $32,494, respectively.

7.	Segment Information

The Company evaluates short-term regional performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, acquisitions, and long-term lines of business. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, other expenses not allocated to a segment, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company’s reportable segments are geographical regions that are each managed separately. The Company has three reportable segments: Americas, Europe and Asia-Pacific. Each reportable segment derives its revenue from the same types of products and services.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals

Year ended July 31, 2007:
Revenues from external customers	$609,855	$416,514	$336,262	$1,362,631		$1,362,631
Intersegment revenues	52,595	6,511	23,554	82,660	$(82,660)
Depreciation and amortization expense	23,643	8,363	16,913	48,919	4,937	53,856
Segment profit (loss)	142,306	107,552	57,236	307,094	(8,208)	298,886
Assets	781,868	347,827	376,645	1,506,340	192,517	1,698,857
Expenditures for property, plant and equipment	19,834	5,849	15,301	40,984	10,956	51,940
Year ended July 31, 2006:
Revenues from external customers	$498,916	$319,432	$200,088	$1,018,436		$1,018,436
Intersegment revenues	54,716	4,017	6,376	65,109	$(65,109)
Depreciation and amortization expense	20,407	6,282	7,435	34,124	1,020	35,144
Segment profit (loss)	122,525	83,970	49,316	255,811	(10,633)	245,178
Assets	643,206	255,635	338,424	1,237,265	127,921	1,365,186
Expenditures for property, plant and equipment	22,838	6,397	7,303	36,538	2,872	39,410
Year ended July 31, 2005:
Revenues from external customers	$417,780	$274,691	$123,976	$816,447		$816,447
Intersegment revenues	45,284	2,774	4,402	52,460	$(52,460)
Depreciation and amortization expense	17,428	4,140	4,323	25,891	931	26,822
Segment profit (loss)	98,193	79,792	34,228	212,213	(4,845)	207,368
Assets	446,829	171,536	111,048	729,413	120,734	850,147
Expenditures for property, plant and equipment	11,858	1,484	6,050	19,392	2,528	21,920

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended July 31,
	2007	2006	2005

Net income reconciliation:
Total profit for reportable segments	$307,094	$255,811	$212,213
Corporate and eliminations	(8,208)	(10,633)	(4,845)
Unallocated amounts:
Administrative costs	(126,899)	(88,662)	(84,916)
Investment and other income — net	2,875	2,403	1,369
Interest expense	(22,934)	(14,231)	(8,403)

Income before income taxes	151,928	144,688	115,418
Income taxes	(42,540)	(40,513)	(33,471)

Net income	$109,388	$104,175	$81,947

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2007	2006	2005	2007	2006	2005

Geographic information:
United States	$589,013	$484,387	$411,614	$537,182	$439,467	$321,482
China	184,413	90,519	41,480	121,181	114,653	8,669
Other	671,865	508,639	415,813	403,462	307,539	172,276
Eliminations	(82,660)	(65,109)	(52,460)

Consolidated total	$1,362,631	$1,018,436	$816,447	$1,061,825	$861,659	$502,427

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Net Income Per Common Share

Net income per Common Share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 53,906,769 for 2007, 49,493,976 for 2006, and 48,967,160 for 2005. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2007	2006	2005

Numerator
Net income (numerator for basic and diluted Class A net income per share)	$109,388	$104,175	$81,947
Less:
Preferential dividends	(836)	(758)	(751)
Preferential dividends on dilutive stock options	(15)	(15)	(23)

Numerator for basic and diluted Class B net income per share	$108,537	$103,402	$81,173

Denominator:
Denominator for basic net income per share for both Class A and B	53,907	49,494	48,967
Plus: effect of dilutive stock options	834	850	847
Treasury shares — deferred compensation plan	—	41	45

Denominator for diluted net income per share for both Class A and B	54,741	50,385	49,859

Class A common stock net income per share calculation:
Basic	$2.03	$2.10	$1.67
Diluted	$2.00	$2.07	$1.64
Class B common stock net income per share calculation:
Basic	$2.01	$2.09	$1.66
Diluted	$1.98	$2.05	$1.63

Options to purchase 1,132,750, 650,500 and 38,000 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2007, 2006 and 2005, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $22,779, $15,181 and $14,020 for the years ended July 31, 2007, 2006 and 2005, respectively. Future minimum lease payments required under such leases in effect at July 31, 2007 are as follows, for the years ending July 31:

2008	$23,097
2009	18,762
2010	13,778
2011	6,639
2012	3,986
Thereafter	5,580

$71,842

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

10.	Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth(1)	Total

2007
Net Sales	$332,259	$321,275	$346,332	$362,765	$1,362,631
Gross Margin	164,128	150,161	169,151	173,604	657,044
Operating Income	51,941	32,724	46,303	41,019	171,987
Net Income	34,448	19,709	28,987	26,244	109,388
Net Income Per Class A Common Share:
Basic	0.64	0.37	0.54	0.49	2.03
Diluted	0.63	0.36	0.53	0.48	2.00
2006
Net Sales	$232,635	$230,974	$266,494	$288,333	$1,018,436
Gross Margin	123,991	117,105	140,755	143,904	525,755
Operating Income	44,129	31,276	44,226	36,885	156,516
Net Income	30,198	21,254	30,246	22,477	104,175
Net Income Per Class A Common Share:
Basic	0.61	0.43	0.62	0.44	2.10
Diluted	0.60	0.43	0.61	0.43	2.07

(1)	The following significant events affect the comparability of the fourth quarter results for fiscal 2007 and 2006:

• Throughout fiscal 2007, the Company completed seven acquisitions. Refer to Note 2. Acquisitions of Businesses for further information on the companies acquired.

• In the fourth quarter of fiscal 2007, the Company recorded $7.5 million of pretax costs ($5.4 million after-tax, or $0.10 per diluted share) associated with cost reduction activities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures:

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a — 15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2007.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2007, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as of July 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Brady Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended July 31, 2007 of the Company and our report dated September 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

Milwaukee, WI
September 27, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Name	Age	Title

Frank M. Jaehnert	50	President, CEO and Director
David Mathieson	53	Sr. V.P., CFO
David R. Hawke	53	Executive Vice President
Michael O. Oliver	54	Sr. V.P., Human Resources
Barbara Bolens	46	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	42	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	48	President — Brady Europe and V.P., Brady Corporation
Matt O. Williamson	51	President — Brady Americas and V.P., Brady Corporation
Thomas J. Felmer	45	President — Direct Marketing Americas and V.P., Brady Corporation
Robert L. Tatterson	42	V.P. and Chief Technology Officer
Conrad G. Goodkind	63	Secretary and Director
Elizabeth Pungello	40	Director
Peter J. Lettenberger	70	Director
Robert C. Buchanan	67	Director
Roger D. Peirce	70	Director
Richard A. Bemis	66	Director
Frank W. Harris	65	Director
Gary E. Nei	63	Director
Mary K. Bush	59	Director
Frank R. Jarc	65	Director
Chan W. Galbato	44	Director
Patrick W. Allender	60	Director

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

David Mathieson — Mr. Mathieson joined Brady in 2001 as European Finance Director, based in the U.K. In August 2003, he was appointed Vice President of Finance for North America, and named Vice President and Chief Financial Officer in December 2003. Prior to joining Brady, he was Vice President and Chief Financial Officer of Honeywell Europe, concluding a 20-year career with Honeywell International, Inc., which included positions in Belgium, Denmark, United Kingdom and the United States. A native of Scotland, he is a Fellow of the Chartered Management Accountants Institute in the United Kingdom and studied for this qualification at Glasgow College of Commerce and Glasgow Caledonian University.

David R. Hawke — Mr. Hawke joined the Company in 1979. He served as General Manager of the Industrial Products Division from 1985 to 1991. From 1991 to February 1995, he served as Managing Director — European Operations. From February 1995 to August 2001, he served as Vice President, Graphics Group. He served as Vice President, Graphics and Workplace Solutions from August 2001 to January 2002. He served as Senior Vice President of the Company and President, Graphics and Workplace Solutions Group from January 2002 to April 2003. In April 2003, he was appointed to his present position, and will retire from that role on September 30, 2007.

III-1

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

Conrad G. Goodkind — Mr. Goodkind has served as Secretary of the Company since November 1999, and was elected to the Board of Directors in September 2007. He will serve as a member of the Governance, Finance and Retirement Committees. He is a partner in the law firm of Quarles & Brady LLP, which he joined in 1979. He served as a member of the Executive Committee of Quarles & Brady LLP from 1983 to 2005. Mr. Goodkind was a director of Cade Industries, Inc. from 1989 to 1999, and a director of Able Distributing Co., Inc., from 1994 to 2005.

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

Peter J. Lettenberger — Mr. Lettenberger has served as a Director of the Company since January 1977. Mr. Lettenberger is chair of the Company’s Finance Committee, and serves as a member of the Audit and Corporate Governance Committees. He retired as a partner of Quarles & Brady LLP, general counsel to the Company, which he joined in 1964. Mr. Lettenberger will retire from the Brady Board of Directors at the annual meeting in November 2007 pursuant to the Board’s mandatory retirement age.

III-2

Robert C. Buchanan — Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is chair of the Corporate Governance Committee, and serves as a member of the Audit and Compensation Committee. Mr. Buchanan is the retired Chairman of the Board of Fox Valley Corporation in Appleton, Wisconsin. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin.

Roger D. Peirce — Mr. Peirce has served as a Director of the Company since September 1988. Mr. Peirce is a member of the Compensation, Corporate Governance and Audit Committees of the Company, and chair of the Retirement Committee. Mr. Peirce is a private investor and consultant and is a director of Journal Communications, Inc. and Allete, Inc. He was the secretary/treasurer of The Jor-Mac Company, Inc., a metal fabricator in Grafton, Wisconsin, from 1997 through 2002. He was President and CEO of Valuation Research Corporation from April 1995 to May 1996. From September 1988 to December 1993, he was President of Super Steel Products Corp. in Milwaukee, Wisconsin. Prior to that he was a managing partner for Arthur Andersen LLP, independent certified public accountants. Mr. Peirce will retire from the Brady Board of Directors at the annual meeting in November 2007 pursuant to the Board’s mandatory retirement age.

Richard A. Bemis — Mr. Bemis has been a Director of the Company since January 1990 and is a member of its Corporate Governance and Technology Committees. Mr. Bemis is Co-chairman of the Board of Directors of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of Integrys Corporation, Chicago, Illinois.

Frank W. Harris — Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a member of its Finance Committee, and chair of the Technology Committee. He is a Emeritus Distinguished Professor of Polymer Science at the University of Akron, and has been on its faculty since 1983. He is also President and CEO of Akron Polymer Systems, a company that develops and markets polymer films, coatings and resins for high-performance applications.

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

Mary K. Bush — Ms. Bush has been a Director of the Company since May 2000. Ms. Bush is a member of the Company’s Finance and Compensation Committees. Ms. Bush has been President of Bush International, LLC, a Washington D.C. firm that advises foreign governments and U.S. companies on international financial markets. Prior to establishing Bush International, Ms. Bush held several positions in financial institutions and has served three Presidents of the United States as Alternate Director of the International Monetary Fund, Managing Director of the Federal Housing Finance Board, a member of the Board of Sallie Mae, and chairman of the HELP Commission. Ms. Bush also is a member of the boards of directors of Discover Financial Services, Briggs & Stratton Corporation, United Airlines Corporation and ManTech International Corporation. She is also a trustee of the Pioneer Funds and a member of the Advisory Boards of Washington Mutual Investors Fund and Stern Stewart.

Frank R. Jarc — Mr. Jarc has been a Director of the Company since May 2000. Mr. Jarc is chair of Brady’s Audit Committee and is a member of the Compensation Committee and the Retirement Committee. He is a consultant specializing in corporate development and international acquisitions. From April 1999 to March 2000 he was Senior Vice President of Corporate Development at Office Depot, an operator of office supply superstores. Between June 1996 and March 1999, he was Executive Vice President and Chief Financial Officer of Viking Office Products, a direct mail marketer of office products. Prior to that, he was Executive Vice President and Chief Financial Officer of R.R. Donnelley and Sons, a global printing company.

Chan W. Galbato — Mr. Galbato was elected to the Board of Directors in November 2006, and serves as a member of the Audit and Technology Committees. He is President and CEO of the controls division of Invensys plc. Prior to his current position, he served as president of services at Home Depot; president and chief executive officer of Armstrong Floor Products; chief executive officer of Choice Parts; and chief executive officer of Coregis Insurance Company, a GE Capital company.

Patrick W. Allender — Mr. Allender was elected to the Brady Corporation Board of Directors in September 2007 and will serve as a member of the Audit and Compensation Committees. He is the former Executive Vice

III-3

President and Chief Financial Officer of Danaher Corporation, which he joined in 1987 as CFO and secretary. Prior to joining Danaher, Mr. Allender was a partner with Arthur Andersen LLP.

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

Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2007 there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Mr. Jarc (Chairman), Mr. Lettenberger, Mr. Peirce, Mr. Buchanan, Mr. Galbato and Mr. Allender. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.

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

Certifications — We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. Additionally, on December 13, 2006, the Company filed with the New York Stock Exchange (“NYSE”) an annual certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a).

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except for the initial Form 3 filing for Chan W. Galbato.

III-4

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its named executive officers. This section focuses on the compensation provided to the Company’s principal executive officer, principal financial officer and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.”

For purposes of this section, named executive officers refers to Frank M. Jaehnert, President, Chief Executive Officer and Director; David Mathieson, Senior Vice President and Chief Financial Officer; David R. Hawke, Executive Vice President; Peter C. Sephton, President — Brady Europe and Vice President, Brady Corporation; and Matthew O. Williamson, President — Brady Americas and Vice President, Brady Corporation.

Executive Compensation Overview and Philosophy

The goal of our executive compensation program is to build long-term value for our shareholders by aligning the financial interests of our management team with those of our shareholders. It is also intended to properly attract, motivate and retain our management team and ensure that executives are in possession of a meaningful amount of Company stock.

The Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. In compliance with this responsibility, the Committee annually reviews and approves the individual performance of these executives along with any changes in their base salary, the payment of an annual cash incentive and grant of equity awards. The Committee utilizes the services of an independent executive compensation consulting firm (Pearl Meyer & Partners) to assist with the review and evaluation of our compensation levels and policies. Their expertise is also utilized in modifying any existing or proposing any new compensation arrangements. In addition to this professional advice, the Committee relies upon its collective judgment and other available competitive information and data in making executive compensation decisions. The Committee has avoided strict adherence to rigid guidelines, formulas or short-term fluctuations in our stock price when determining or modifying executive compensation.

In order to successfully achieve our Company objectives, a combination of short-term and long-term incentives has been developed. The Compensation Committee believes a proper balance between these elements is necessary and includes a combination of cash and equity, with fixed and variable components. These components are heavily dependent upon Company financial performance, while also taking into account personal performance to a lesser degree. Our short-term incentive is in the form of cash, while the long-term incentive is equity based and includes both performance-based and time-based stock options. We believe these programs are designed to specifically support the achievement of the Company’s profitability and sales goals. We also believe these programs further enhance the performance of the Company by providing effective tools to retain, attract and motivate a group of highly skilled executives. This results in strong financial and operational performance, which supports the preservation and enhancement of shareholder value over time, without incurring undue risk to our shareholders.

Annually senior management recommends a proposal for compensation for each named executive officer, with the exception of Frank M. Jaehnert, to the Compensation Committee. The Compensation Committee reviews the proposal for each officer and ultimately approves a compensation arrangement for them.

Elements of Executive Compensation for Fiscal 2007

As noted above, it is the Compensation Committee’s philosophy that an executive compensation program should be used to promote both the short and long-term financial objectives of the Company, encourage the executives to act as owners of the Company and attract and retain people who are qualified, motivated and committed to excellence. The Compensation Committee believes this can be accomplished through compensation programs that provide a balanced mix of performance-based cash and equity compensation. The annual bonus and equity compensation provide incentives that reward superior performance and provide financial consequences for underperformance.

The Compensation Committee is responsible for reviewing the overall level of compensation, as well as the various elements of compensation for each of the named executive officers. In addition to the specific process noted below for base salaries, annual cash incentives and long-term equity compensation, the Compensation Committee

III-5

reviews individual comprehensive “tally sheets” which include the annual cash and equity grants, along with all other benefits over a trailing four-year period. Stock options exercised and the impact of the issuance of stock options on earnings per share dilution are monitored on a regular basis as well.

Base Salary

Individual performance and competitiveness in the market are key components in determining base salary and any changes in base salary. Nationally recognized compensation surveys utilizing all companies and industries are obtained annually. A regression analysis is then performed by the Company’s Human Resources team based on the appropriate organization level (company, group, division) and sales volume of the appropriate Brady business. The base salary is designed to compensate executives for their level of responsibility and sustained individual performance. One consideration is the comparison of the individual base salaries to the median for like positions and responsibilities based on these nationally recognized compensation surveys. The Compensation Committee annually reviews base salaries to ensure, on the basis of responsibility and performance, that executive compensation is meeting the Compensation Committees’ principles.

In addition to the nationally recognized compensation surveys, the Compensation Committee uses peer group data for similar positions nationally to test the reasonableness and competitiveness of base salary by position, but also uses judgment to determine the appropriate level of base salary, which we believe reflects individual performance and responsibilities. The peer group utilized includes 29 companies that are in a similar industry with annual revenues up to approximately $5 billion. Included in this peer group is a smaller subset of 13 companies that have annual revenues of less than $2 billion to provide data for similar sized companies to Brady. The determination of base salary also affects the annual bonus payout since an individual’s annual bonus target is expressed as a percentage of base salary. The Compensation Committee also utilizes the services of an outside consultant (Pearl Meyer & Partners) to assist in understanding the compensation levels in the market.

As a result of the factors noted above, base salary increases varied for the named executive officers. For fiscal 2007, the increases ranged from five to eleven percent.

Annual Cash Incentive Bonus

All named executive officers participate in an annual cash incentive plan. This plan has a short-term focus (one year) and is mainly based on the fiscal year results. Corporate sales and corporate net income results are included in the plan as well as regional sales and regional segment profit results for those with regional responsibility. In addition, each individual has 20% of their bonus based on their achievement of individual goals.

As part of the annual review of compensation, the Compensation Committee takes into account total annual cash compensation in the marketplace, as reflected in the above mentioned peer group and nationally recognized compensation surveys. Salary combined with annual target bonus levels that have been established as a percentage of salary are intended to approximate the median of the market total annual cash compensation, as defined in nationally recognized compensation surveys, provided that Brady performs at a level to pay out at 100% of the targeted annual incentive award. Brady’s actual annual bonus payouts will vary above or below the targeted amount based on the actual performance of the Company during the fiscal year. The payouts can range from 0% to 150% of the target. The Compensation Committee expects Management to propose ambitious targets. Any bonus payment above 100% of the target requires superior performance by the Company.

The Compensation Committee annually reviews the components of these plans, the required performance levels at each target payout level and the calculation of the individual bonus awards. Sales and net income must exceed the prior year in order for these components of the bonus plan to pay out.

The individual incentive target amounts are set at a percentage of base salary and the target amounts are larger for individuals with greater levels of responsibility. The target bonus percentage for Mr. Jaehnert is 100% of his base salary, for Mr. Hawke is 75% of his base salary, and for Messrs. Mathieson, Sephton and Williamson are 70% of

III-6

their base salaries. These targets differ between individuals because the market differs for each of the positions. The following table provides the components of the target bonus percentages.

	Consolidated	Consolidated	Regional	Regional	Individual	Target
Name	Net Sales	Net Income	Sales	Segment Profit	Goals	Payout

Frank M. Jaehnert	20.0%	60.0%	—%	—%	20.0%	100.0%
David Mathieson	14.0%	42.0%	—%	—%	14.0%	70.0%
David R. Hawke	15.0%	45.0%	—%	—%	15.0%	75.0%
Peter C. Sephton	3.5%	10.5%	10.5%	31.5%	14.0%	70.0%
Matthew O. Williamson	3.5%	10.5%	10.5%	31.5%	14.0%	70.0%

For the fiscal year ended July 31, 2007, the Company paid the following annual cash incentive bonuses:

Name	Bonus ($)	Salary%

Frank M. Jaehnert	430,677	67.4%
David Mathieson	144,413	49.3%
David R. Hawke	211,809	52.8%
Peter C. Sephton	326,886	92.8%
Matthew O. Williamson	234,939	84.1%

The 2007 allocation of the annual cash incentive bonuses by component is as follows:

	Consolidated	Consolidated	Regional	Regional	Individual	Actual
Name	Net Sales	Net Income	Net Sales	Segment Profit	Goals	Payout

Frank M. Jaehnert	30.0%	20.4%	—%	—%	17.0%	67.4%
David Mathieson	21.0%	14.3%	—%	—%	14.0%	49.3%
David R. Hawke	22.5%	15.3%	—%	—%	15.0%	52.8%
Peter C. Sephton	5.3%	3.6%	15.7%	47.2%	21.0%	92.8%
Matthew O. Williamson	5.3%	3.6%	15.7%	46.9%	12.6%	84.1%

The payouts in fiscal 2007 represent an achievement of 150% for the consolidated net sales target of $1.26 billion, 34% for the consolidated net income target of $125 million and 150% for the regional net sales targets and 149% to 150% for the regional segment profit targets for those named executive officers with regional responsibility. A component of the payout was also influenced by the individual’s performance against his individual goals.

Equity Incentives: Long-term Incentive Compensation

The Company utilizes a combination of performance-based stock options and time-based stock options to attract, retain and motivate key employees who directly impact the performance of the Company over a timeframe of greater than a year. The combination of both performance-based stock options and time-based stock options is used to provide a balance between annual company performance and the generation of long-term shareholder value. Stock option based plans are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon vesting and exercising the options. The number of options granted is determined by the Compensation Committee with periodic input from its outside consultant, Pearl Meyer & Partners. In 2007, Pearl Meyer & Partners reviewed the long-term incentive compensation, as well as the total compensation of the Company’s five most highly compensated executives with the five most highly compensated executives of peer companies nationally. The peer group utilized in this analysis was the same as used in the analysis of base salaries discussed above. A comprehensive report was provided to the Compensation Committee of its findings.

Performance-based Stock Options:

In order to provide greater alignment between the financial performance of the Company and the executive’s long-term incentive compensation, the named executive officers have been issued performance-based stock options which require specific net income target attainment over a three year period in order to vest. The net income target set on the options granted in fiscal 2007 was $125 million in consolidated net income for fiscal 2007, which was an aggressive target to reach and was subsequently not met. Aggressive targets for fiscal 2008 and fiscal 2009 consolidated net income were also set and may be difficult to achieve. As the targets for the fiscal year ended July 31,

III-7

2007 were not met, one-third of these options did not vest. The performance-based stock options that were granted in prior years that had targets tied to fiscal 2007 consolidated net income were met and the options did vest.

The grant date of the options was pre-determined in advance to coincide with the beginning of the Company’s fiscal year. Consistent with the practice, the stock option grants were reviewed and approved by the Compensation Committee in July with an effective grant date of the first working day of August. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. These stock options vest one-third each fiscal year following the grant based on attaining the predetermined minimum consolidated net income target each year. These options have a maximum ten year life following the grant date.

Time-based Stock Options:

The timing of the grant of time-based stock options is determined at the mid-November Compensation Committee meeting each year. The grant date is established approximately two weeks following the release of the first quarter earnings in November. Time-based stock option grants in fiscal 2007 were reviewed and approved by the Compensation Committee on November 15, 2006 with an effective grant date of November 30, 2006. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The time-based stock options vest one-third each year for the first three years and have a ten year life.

Employment and Post-Employment Benefits

General Benefits:

The named executive officers receive the same basic benefits that are offered by the Company to other employees, including medical, dental, disability and life insurance.

Retirement Benefits:

Most Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”) and the Brady Corporation Matched 401(k) Plan (the “Employee 401(k) Plan”). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 4% and have the amount of this reduction contributed to the Employee 401(k) Plan and matched by an additional, equal contribution by the Company. Participants may also elect to have up to another 21% of their eligible earnings contributed to the Employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the Employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in several investment funds as permitted by the Employee 401(k) Plan and Funded Retirement Plan.

Due to the IRS income limitations for participating in the Employee 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Employee 401(k) Plan and the Funded Retirement Plan for the executives on their income above the IRS limits.

Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may be withdrawn from the employee 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the employee 401(k) Plan allows loans to be drawn on a participant’s account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a three-year period of continuous service for the employee 401(k) Plan and after six years of continuous service for the Funded Retirement Plan.

Deferred Compensation Arrangements — During fiscal 2002, the Company adopted a deferred compensation plan titled the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan

III-8

are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan.

At least one year prior to termination of employment, the executive must elect whether to receive his account balance following termination of employment in a single lump sum payment or by means of distribution under an Annual Installment Method. If the executive does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Rabbi Trust reduced by each payment.

Effective January 1, 2005, the Executive Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code. Amounts deferred prior to January 1, 2005 (which were fully vested under the terms of the plan), including past and future earnings credited thereon, will remain subject to the terms in place prior to January 1, 2005.

Perquisites:

Brady provides the named executive officers with the following perquisites that are not available to other employees:

•	Annual allowance for financial and tax planning

•	Eligible for annual physical

•	Company car

•	Long-term care insurance

•	Personal liability insurance

•	Club membership

Stock Ownership Guidelines

In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company’s stock, stock ownership guidelines have been established. This supports our belief that stock ownership better aligns the interests of our executives and directors with the Company’s shareholders.

The Board of Directors has established the following stock ownership guidelines for our named executive officers:

Frank M. Jaehnert	100,000 shares
David Mathieson	30,000 shares
David R. Hawke	50,000 shares
Peter C. Sephton	20,000 shares
Matt O. Williamson	20,000 shares

Each director is required to beneficially own 5,000 shares of Company stock.

Named executive officers have up to five years to achieve these ownership levels. If an executive does not the meet the ownership level at the end of the fifth year, the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Compensation Committee reviewed the actual stock ownership levels of each of the named executive officers in February 2007 and found that each executive exceeded the required level.

For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan and Company stock owned in the Employee 401(k) Plan is included. In addition, twenty percent of any vested stock options that are “in the money” are included.

III-9

Employment and Change of Control Agreements

In November 2004, the Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company including Mr. Mathieson, Mr. Sephton, and Mr. Williamson. The agreements call for payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the two years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.

In May 2003, the Board approved a Change of Control Agreement for Mr. Jaehnert. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreement also calls for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over three years.

In January 2001, the Board approved Change of Control Agreements for certain of its executive officers, including Mr. Hawke. The agreements call for payment of an amount equal to two times their annual salary and bonus in the event of termination or resignation upon a change in control with payments spread over two years. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreements. See discussion of the retirement agreement entered into with Mr. Hawke on July 9, 2007, in the narrative following the Summary Compensation Table.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the Board’s Compensation Committee was composed of Messrs. Bemis, Buchanan, Jarc, Nei and Peirce and Ms. Bush. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Gary E. Nei, Chairman
Patrick W. Allender
Richard A. Bemis
Robert C. Buchanan
Mary K. Bush
Frank R. Jarc
Roger D. Peirce

III-10

Summary Compensation Table

The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who were serving as executive officers as of July 31, 2007 for services rendered to the Company and its subsidiaries during the fiscal year ended July 31, 2007.

				Non-Equity
				Incentive Plan	All Other
	Fiscal	Salary	Option Awards	Compensation	Compensation	Total
Name And Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)

F.M. Jaehnert	2007	638,987	860,224	430,677	146,592	2,076,480
President & Chief Executive Officer
D. Mathieson	2007	293,046	438,301	144,413	68,349	944,109
Vice President & Chief Financial Officer
D.R. Hawke	2007	401,153	371,772	211,809	1,071,485	2,056,219
Executive Vice President
P.C. Sephton(4)	2007	352,970	418,232	326,886	95,539	1,193,627
Vice President — Brady Europe
M. O. Williamson	2007	279,340	418,232	234,939	66,817	999,328
Vice President — Brady Americas

(1)	Represents the amounts expensed in fiscal 2007 relating to grants of performance-based stock options and time-based stock options. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2007.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(2)	Reflects incentive plan compensation earned during the listed fiscal year, which was paid during the next fiscal year.

(3)	The amounts in this column for Messrs. Jaehnert, Mathieson, Hawke, and Williamson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning, the cost of an annual physical health exam, and club membership dues.

In addition to the amounts described in the table below, $975,857 is included in this column for Mr. Hawke to account for the accrual of payments required under the agreement entered into on July 9, 2007, between the Company and Mr. Hawke regarding the retirement from his current position. See the narrative below for further explanation of the agreement.

The amounts in this column for Mr. Sephton include: matching contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, use of a Company car and associated expenses and other perquisites as listed above.

		Retirement	GroupTerm		Long-term	Personal
		Plan	Life	Company	Care	Liability
	Fiscal	Contributions	Insurance	Car	Insurance	Insurance	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

F.M. Jaehnert	2007	104,230	4,259	26,935	1,683	7,885	1,600	146,592
D. Mathieson	2007	36,801	744	23,149	1,368	5,362	925	68,349
D.R. Hawke	2007	57,097	3,042	18,448	1,683	7,015	8,343	95,628
P.C. Sephton(4)	2007	56,475	2,349	36,715	—	—	—	95,539
M. O. Williamson	2007	36,396	733	22,510	1,683	5,495	—	66,817

III-11

(4)	The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2007: $1 = £0.5135.

On July 9, 2007, the Company entered into a retirement agreement with Mr. Hawke. Pursuant to the retirement agreement, as of September 30, 2007, Mr. Hawke’s current position will be eliminated and Mr. Hawke will assume the position of Chief Operating Officer of the Brady Foundation until his retirement from the Corporation on September 30, 2009. The retirement agreement provides that Mr. Hawke will receive his current base salary, less required withholding, and customary fringe benefits from October 1, 2007 through September 30, 2009. As of August 1, 2007, Mr. Hawke was no longer entitled to new grants under the Company’s stock option plans and was no longer eligible to participate in the Company’s cash incentive plan. However, Mr. Hawke retained all rights with respect to vesting and exercising of stock options granted prior to that date and retained his current rights under the Company’s fiscal 2007 cash incentive plan. During the period from August 1, 2007 through September 30, 2009, Mr. Hawke’s employment may only be terminated by the Company for cause, which is defined in the retirement agreement as misconduct or other wrongdoing contrary to the interests of the Company.

Grants of Plan-Based Awards for 2007

The following table summarizes grants of plan-based awards made during fiscal 2007 to the named executive officers.

									All Other
									Option
									Awards;		Grant
			Estimated Future Payouts			Estimated Future Payouts			Number of	Exercise or	Date Fair
		Compensation	Under Non-Equity Incentive			Under Equity Incentive Plan			Securities	BasePrice	Value of
		Committee	Plan Awards(1)			Awards(2)			Underlying	of Option	Option
	Grant	Approval	Threshold	Target	Maximum	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)	($/Share)(4)	($)

F.M. Jaehnert	8/1/2006	7/24/2006	—	638,987	958,481	—	50,000	50,000		33.2250	629,000
	11/30/2006	11/15/2006							50,000	38.1900	713,000
D. Mathieson	8/1/2006	7/24/2006	—	205,132	307,698	—	25,000	25,000		33.2250	314,500
	11/30/2006	11/15/2006							25,000	38.1900	356,500
D.R. Hawke	8/1/2006	7/24/2006	—	300,865	451,298	—	25,000	25,000		33.2250	314,500
	11/30/2006	11/15/2006							25,000	38.1900	356,500
P.C. Sephton	8/1/2006	7/24/2006	—	247,079	370,619	—	25,000	25,000		33.2250	314,500
	11/30/2006	11/15/2006							25,000	38.1900	356,500
M.O. Williamson	8/1/2006	7/24/2006	—	195,538	293,307	—	25,000	25,000		33.2250	314,500
	11/30/2006	11/15/2006							25,000	38.1900	356,500

(1)	The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0% to 150% of the target.

(2)	The options granted equally vest upon meeting certain financial goals in fiscal 2007, 2008 and 2009. The structure of the grants is described in Compensation Discussion and Analysis above. The financial goals in 2007 have not been met so one-third of the options have not vested and were cancelled. The options have a term of ten years.

(3)	The options granted become exercisable as follows: one-third of the shares on November 30, 2007, one-third of the shares on November 30, 2008 and one-third of the shares on November 30, 2009. These options have a term of ten years.

(4)	The exercise price is the average of the highest and lowest sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The closing prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the dates of the grants were $33.16 per share on August 1, 2006 and $38.38 per share on November 30, 2006, respectively.

III-12

Outstanding Equity Awards at 2007 Fiscal Year End

				Option Awards (1)
				Equity Incentive
				Plan Awards:
	Number of	Number of		Number
	Securities	Securities		of Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised		Option
	Options	Options		Unearned		Exercise	Option
	Exercisable	Unexercisable		Options		Price	Expiration
Name	(#)	(#)		(#)		($)	Date

F.M. Jaehnert	86,895					10.1719	8/3/2008
	17,200					15.2813	10/14/2009
	20,000					14.1575	10/24/2010
	26,000					16.0000	10/16/2011
	30,000					16.3875	11/14/2012
		200,000	(2)			13.3100	2/24/2013
	72,000					17.3250	11/20/2013
	40,000			20,000	(3)	22.6325	8/2/2009
	40,000	20,000	(4)			28.8425	11/18/2014
	20,000			40,000	(5)	33.8900	8/1/2010
	16,667	33,333	(6)			37.8300	11/30/2015
				33,333	(7)	33.2250	8/1/2016
		50,000	(8)			38.1900	11/30/2016
D. Mathieson	2,600					16.0000	10/16/2011
	9,000					16.3875	11/14/2012
	8,000					17.3250	11/20/2013
	30,000					20.1450	12/15/2008
	6,000					20.1450	12/15/2013
	20,000			10,000	(3)	22.6325	8/2/2009
	20,000	10,000	(4)			28.8425	11/18/2014
	10,000			20,000	(5)	33.8900	8/1/2010
	8,333	16,667	(6)			37.8300	11/30/2015
				16,667	(7)	33.2250	8/1/2016
		25,000	(8)			38.1900	11/30/2016
D.R. Hawke	30,000					17.0125	8/1/2008
	40,000					17.3250	11/20/2013
	20,000	10,000	(4)			28.8425	11/18/2014
	10,000			20,000	(5)	33.8900	8/1/2010
	8,333	16,667	(6)			37.8300	11/30/2015
				16,667	(7)	33.2250	8/1/2016
		25,000	(8)			38.1900	11/30/2016
P.C. Sephton	7,000					14.1575	10/24/2010
	8,000					16.0000	10/16/2011
	10,000					16.3875	11/14/2012
	14,000					17.0125	11/20/2013
	20,000			10,000	(3)	22.6325	8/2/2009
	20,000	10,000	(4)			28.8425	11/18/2014
	10,000			20,000	(5)	33.8900	8/1/2010
	8,333	16,667	(6)			37.8300	11/30/2015
				16,667	(7)	33.2250	8/1/2016
		25,000	(8)			38.1800	11/30/2016
M.O. Williamson	5,500					16.0000	10/16/2011
	10,000					16.3875	11/14/2012
	14,000					17.3250	11/20/2013
	20,000			10,000	(3)	22.6325	8/2/2009
	20,000	10,000	(4)			28.8425	11/18/2014
	10,000			20,000	(5)	33.8900	8/1/2010
	8,333	16,667	(6)			37.8300	11/30/2015
				16,667	(7)	33.2250	8/1/2016
		25,000	(8)			38.1900	11/30/2016

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	All vest on February 24, 2008.

(3)	All vest on August 2, 2007 as the performance criteria for fiscal 2007 consolidated net income of $90 million have been met.

(4)	All vest on November 18, 2007.

III-13

(5)	One-half of the options vest on August 1, 2007 as the performance criteria for fiscal 2007 consolidated net income of $100 million have been met and one-half of the options will vest on August 1, 2008 if the performance criteria for fiscal 2008 consolidated net income are met.

(6)	One-half of the options vest on November 30, 2007 and one-half of the options vest on November 30, 2008.

(7)	One-half of the options will vest on August 1, 2008 if the performance criteria for fiscal 2008 consolidated net income are met and one-half of the options will vest on August 1, 2009 if the performance criteria for fiscal 2009 consolidated net income are met.

(8)	One-third of the options vest on November 30, 2007, one-third of the options vest on November 30, 2008 and one-third of the options vest on November 30, 2009.

Option Exercises and Stock Vested for Fiscal 2007

The following table summarizes option exercises completed during fiscal 2007 to the named executive officers.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)

F.M. Jaehnert	17,905	489,310
D. Mathieson	None	None
D.R. Hawke	30,000	704,625
P.C. Sephton	46,000	998,540
M.O. Williamson	30,000	988,770

Non-Qualified Deferred Compensation for Fiscal 2007

The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2007 for the named executive officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last Fiscal Year ($)	Last Fiscal Year ($)	Last Fiscal Year ($)	Distributions ($)	Last Fiscal Year ($)

F.M. Jaehnert	354,531	96,800	170,386	0	2,349,108
D. Mathieson	236,816	26,715	37,878	0	650,345
D.R. Hawke	529,511	46,934	466,728	0	5,074,098
P.C. Sephton	0	0	0	0	0
M.O. Williamson	66,439	25,070	35,794	0	519,176

See discussion of the Company’s nonqualified deferred compensation plan in the Compensation Discussion and Analysis. The executive contribution amounts reported here are reported in the salary and non-equity incentive plan compensation columns of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control

As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into change of control agreements with each of the named executive officers. The terms of the change of control agreement are triggered if within a 24 month period beginning with the date a change of control occurs, (i) the executive’s employment with the Company is involuntarily terminated other than by reason of death, disability or cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary, exclusive of fringe benefits, and the executive’s target bonus in comparison with the executive’s annual base salary and target bonus immediately prior to the date the change of control occurs, (b) a significant diminution in the responsibilities or authority of the executive in comparison with the executive’s responsibility and authority immediately prior to the date the change of control occurs, or (c) the imposition of a requirement by the Company that the executive relocate to a principal work location more than 50 miles from the executive’s principal work location immediately prior to the date the change of control occurs.

III-14

Following termination due to a change in control, the executive shall be paid a multiplier of his annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of his average bonus payment received over either a two or three-year period, depending on the terms of the agreement, prior to the date the change of control occurs. The Company will also reimburse the executive for any excise tax incurred by the executive as a result of Section 280(G) of the Internal Revenue Code. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executive in order to enforce the change of control agreement, in which the executive prevails.

The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. No other employment agreements have been entered into between the Company and any of the named executive officers, with the exception of the retirement agreement entered into with Mr. Hawke discussed in the narrative following the Summary Compensation Table.

Assumptions and General Principles.  The following assumptions and general principles apply with respect to the tables that follow in this section.

•	The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2007. Accordingly, the tables reflect amounts earned as of July 31, 2007 and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

•	The tables below include amounts the Company is obligated to pay the named executive officer as a result of the executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the named executive officers would receive benefits in addition to those set forth in the tables.

•	A named executive officer is entitled to receive base salary earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not shown in the tables.

Frank M. Jaehnert

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2007 and the named executive officer had to legally enforce the terms of the agreement.

		Stock Option	Excise Tax	Legal Fee
Base Salary ($)(1)	Bonus ($)(2)	Acceleration Gain $(3)	Reimbursement ($)	Reimbursement ($)(4)	Total ($)

1,950,000	2,394,010	4,808,931	929,691	25,000	10,107,632

(1)	Represents three times the base salary in effect at July 31, 2007.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the difference between the closing market price of $34.99 and the exercise price on 313,333 unvested stock options in-the-money that would vest due to the change in control.

(4)	Represents the maximum reimbursement of legal fees allowed.

David Mathieson

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2007 and the named executive officer had to legally enforce the terms of the agreement.

		Stock Option	Excise Tax	Legal Fee
Base Salary ($)(1)	Bonus ($)(2)	Acceleration Gain $(3)	Reimbursement ($)	Reimbursement ($)(4)	Total ($)

600,000	527,608	236,467	248,422	25,000	1,637,497

(1)	Represents two times the base salary in effect at July 31, 2007.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the difference between the closing market price of $34.99 and the exercise price on 56,667 unvested stock options in-the-money that would vest due to the change in control.

(4)	Represents the maximum reimbursement of legal fees allowed.

III-15

David R. Hawke

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2007 and the named executive officer had to legally enforce the terms of the agreement.

		Stock Option	Legal Fee
Base Salary ($)(1)	Bonus ($)(2)	Acceleration Gain $(3)	Reimbursement ($)(4)	Total ($)

810,000	782,310	112,890	25,000	1,730,200

(1)	Represents two times the base salary in effect at July 31, 2007.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the difference between the closing market price of $34.99 and the exercise price on 46,667 unvested stock options in-the-money that would vest due to the change in control.

(4)	Represents the maximum reimbursement of legal fees allowed.

Peter C. Sephton

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2007 and the named executive officer had to legally enforce the terms of the agreement.

		Stock Option	Excise Tax	Legal Fee
Base Salary ($)(1)	Bonus ($)(2)	Acceleration Gain $(3)	Reimbursement ($)	Reimbursement ($)(4)	Total ($)

751,581	569,880	236,465	241,139	25,000	1,824,065

(1)	Represents two times the base salary in effect at July 31, 2007. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the July month-end exchange rate: $1 = £0.4923.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the difference between the closing market price of $34.99 and the exercise price on 56,667 unvested stock options in-the-money that would vest due to the change in control.

(4)	Represents the maximum reimbursement of legal fees allowed.

Matt O. Williamson

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2007 and the named executive officer had to legally enforce the terms of the agreement.

		Stock Option	Legal Fee
Base Salary ($)(1)	Bonus ($)(2)	Acceleration Gain $(3)	Reimbursement ($)(4)	Total ($)

570,000	507,068	236,465	25,000	1,338,533

(1)	Represents two times the base salary in effect at July 31, 2007.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the difference between the closing market price of $34.99 and the exercise price on 56,667 unvested stock options in-the-money that would vest due to the change in control.

(4)	Represents the maximum reimbursement of legal fees allowed.

Compensation of Directors

To ensure competitive compensation for the directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. Effective December 1, 2006, directors who were not also employees of the Company received an annual retainer of $35,000 plus $6,000 for each committee they chaired ($10,000 for the audit committee chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attended and were a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also received $1,000 for each meeting they attended of any committee for which they were not a member.

III-16

Directors are also granted 6,000 time-based stock options in November of each year while they are serving on the Board. Upon election to the Board, a director is granted 10,000 time-based stock options. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The options vest one-third each year for the first three years and have a ten year life.

Directors are also eligible to defer portions of their fees into the Brady Corporation Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), the value of which is measured by the fair value of the underlying investments. The assets of the Director Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Director Deferred Compensation Plan. The investment funds available in the Director Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan.

At least one year prior to termination from the Board, the director must elect whether to receive his/her account balance following termination in a single lump sum payment or by means of distribution under an Annual Installment Method. If the director does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Trust reduced by each payment.

Director Compensation Table

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)(1)	Total ($)

Elizabeth Pungello	67,833	52,667	120,500
Peter J. Lettenberger	93,000	51,047	144,047
Robert C. Buchanan	83,500	51,047	134,547
Roger D. Peirce	94,750	51,047	145,797
Richard A. Bemis	63,333	51,047	114,380
Frank W. Harris	65,250	51,047	116,297
Gary E. Nei	70,750	51,047	121,797
Mary K. Bush	61,583	51,047	112,630
Frank R. Jarc	88,750	51,047	139,797
Chan W. Galbato	49,750	31,867	81,617

(1)	Represents the amounts expensed in fiscal 2007 relating to grants of stock options. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2007. The grant date fair value of options granted in fiscal 2007 for each director was $86,040 for Ms. Pungello, Mr. Lettenberger, Mr. Buchanan, Mr. Peirce, Mr. Bemis, Mr. Harris, Mr. Nei, Ms. Bush and Mr. Jarc and $143,400 for Mr. Galbato.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

Outstanding option awards at July 31, 2007 for each director include the following: Ms. Pungello, 24,000 shares; Mr. Lettenberger, 21,000 shares; Mr. Buchanan, 22,000 shares; Mr. Peirce, 35,000 shares; Mr. Bemis, 37,000 shares; Mr. Harris, 33,000 shares; Mr. Nei, 34,334 shares; Ms. Bush, 27,000 shares; Mr. Jarc, 36,000 shares; and Mr. Galbato, 10,000 shares.

III-17

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2007. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

III-18

(b)	Security Ownership of Management

The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of August 15, 2007. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(7)	Ownership

Class A Common Stock	Elizabeth P. Pungello(1)	2,528,805	5.0%
	Frank M. Jaehnert(2)	377,557	0.7
	Thomas J. Felmer	151,071	0.3
	David R. Hawke	140,443	0.3
	Allan J. Klotsche	127,181	0.3
	David Mathieson	119,338	0.2
	Michael O. Oliver	99,303	0.2
	Peter C. Sephton	97,733	0.2
	Matthew O. Williamson	87,833	0.2
	Roger D. Peirce	62,199	0.1
	Conrad G. Goodkind	45,716	0.1
	Richard A. Bemis	43,000	0.1
	Frank W. Harris	40,329	0.1
	Gary E. Nei(3)	29,665	0.1
	Robert C. Buchanan(4)	26,234	*
	Frank R. Jarc	19,000	*
	Barbara Bolens	18,433	*
	Mary K. Bush	15,000	*
	Peter J. Lettenberger	12,625	*
	Chan W. Galbato	0	*
	Robert L. Tatterson	0	*
	Patrick W. Allender(5)	0	*
	All Officers and Directors as a Group (22 persons)(6)		8.0%
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)	Ms. Pungello’s holdings of Class A Common Stock include 300,000 shares held jointly with her spouse and 2,216,805 shares owned by trusts for which she is a trustee and has either sole or joint dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)	Of the amount reported, Mr. Nei owns 7,331 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse).

(4)	Of the amount reported, Mr. Buchanan owns 14,534 shares as co-trustee of three separate trusts.

(5)	Mr. Allender was elected to the Board of Directors in September 2007 and owned no shares of Class A Common Stock as of the reporting date.

(6)	The amount shown for all officers and directors individually and as a group (22 persons) includes options to acquire a total of 1,313,021 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of August 15, 2007, including the following: Ms. Pungello, 12,000 shares; Mr. Jaehnert, 368,762 shares; Mr. Felmer, 150,333 shares; Mr. Hawke, 108,333 shares; Mr. Klotsche,

III-19

125,167 shares; Mr. Mathieson, 113,933 shares; Mr. Oliver, 87,093 shares; Mr. Sephton, 97,333 shares; Mr. Williamson, 87,833 shares; Mr. Peirce, 23,000 shares; Mr. Goodkind, 0 shares; Mr. Bemis, 25,000 shares; Mr. Harris, 21,000 shares; Mr. Nei, 22,334 shares; Mr. Buchanan, 10,000 shares; Mr. Jarc, 19,000 shares; Ms. Bolens, 17,900 shares; Ms. Bush, 15,000 shares; Mr. Lettenberger, 9,000 shares; Mr. Galbato, 0 shares; Mr. Tatterson, 0 shares; Mr. Allender, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of August 15, 2007.

(7)	In addition to the shares shown in this table, the officers and directors as a group owned the equivalent of 493,731 shares of the Company’s Class A Common Stock in its deferred compensation plans.

(c)	Changes in Control

No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d)	Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,182,739	$26.36	1,987,500
Equity compensation plans not approved by security holders	None	None	None

Total	4,182,739	$26.36	1,987,500

The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 300,000 and 2,000,000 shares of Class A Nonvoting Common Stock for issuance under the 2005 and 2006 Plans, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, 2004, 2005, 2006, and 2007, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. The options granted in 2003, 2004 and 2005 have a maximum term of five years and the options granted in 2006 and 2007 have a maximum term of ten years. All grants under the Option Plans are at market price on the date of the grant.

Item 13.	Certain Relationships and Related Transactions

Conrad G. Goodkind serves as the Secretary and a Director of the Company. He is a partner of Quarles & Brady LLP, which provides legal services to the Company.

III-20

Item 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2007 and 2006. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2007 and 2006.

	2007	2006
	(Dollars in thousands)

Audit, audit-related and tax compliance
Audit fees(1)	$2,014	$1,495
Audit-related fees(2)	60	68
Tax fees — compliance	600	511

Subtotal audit, audit-related and tax compliance fees	2,674	2,074
Non-audit related
Tax fees — planning and advice	1,699	1,336
Other fees(3)	195	103

Subtotal non-audit related fees	1,894	1,439

Total fees	$4,568	$3,513

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	Audit-related fees include fees related to due diligence and employee benefit plan audits.

(3)	All other fees include fees related to expatriate activities.

	2007	2006

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.7 to 1	.7 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2006 and 2007 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

III-21

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15 (a) — The following documents are filed as part of this report:

1)	& 2) Consolidated Financial Statement Schedule —

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3) Exhibits — See Exhibit Index at page IV-2 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of Brady Corporation(1)
3.2		By-laws of Brady Corporation, as amended(2)
*10	.1	Form of Brady Corporation (2004) Change of Control Agreement entered into with David Mathieson, Peter Sephton, and Matthew Williamson(17)
*10	.2	Brady Corporation BradyGold Plan, as amended(2)
*10	.3	Executive Additional Compensation Plan, as amended(2)
*10	.4	Executive Deferred Compensation Plan, as amended(21)
*10	.5	Directors’ Deferred Compensation Plan, as amended(21)
*10	.6	Brady Corporation 1989 Non-Qualified Stock Option Plan, as amended(9)
*10	.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended(9)
*10	.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended(18)
10.9		Brady Corporation Automatic Dividend Reinvestment Plan(4)
*10	.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended(11)
*10	.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended(11)
*10	.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended(9)
*10	.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors(7)
10.14		Revolving Credit Facility Credit Agreement(19)
*10	.15	Brady Corporation 2006 Omnibus Incentive Stock Plan(20)
*10	.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers(20)
*10	.17	Change of Control Agreement dated January 5, 2001, between Brady Corporation and David R. Hawke(10)
*10	.18	Complete and Permanent Release and Retirement Agreement, dated July 9, 2007, between Brady Corporation and David R. Hawke
*10	.23	Restricted Stock Agreement dated August 1, 1997, between Brady Corporation and David R. Hawke(8)
*10	.24	Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert(14)
*10	.25	Restated Brady Corporation Restoration Plan(5)
*10	.26	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended(9)
10.27		Revolving Credit Facility Credit Agreement (Replaced by Exhibit 10.14)(12)
10.28		First Amendment to Credit Agreement (Replaced by Exhibit 10.14)(6)
*10	.29	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended(9)
*10	.30	Restricted Stock Agreement dated June 18, 2003, between Brady Corporation and David R. Hawke(16)
10.34		Brady Note Purchase Agreement dated June 28, 2004(15)
10.35		First Supplement to Note Purchase Agreement, dated February 14, 2006(13)
10.36		Second Supplement to Note Purchase Agreement, dated March 23, 2007(5)
21		Subsidiaries of Brady Corporation
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2		Rule 13a-14(a)/15d-14(a) Certification of David Mathieson
32.1		Section 1350 Certification of Frank M. Jaehnert
32.2		Section 1350 Certification of David Mathieson

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2006

(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 26, 2007

(6)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006

(7)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997

(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1997

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(15)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(16)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2003

(17)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 24, 2004.

(18)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(19)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 20, 2006

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 17, 2007

BRADY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2007	2006	2005
	(Dollars in thousands)

Valuation accounts deducted in balance sheet from assets to which they apply —
Accounts receivable — allowance for losses:
Balances at beginning of period	$6,390	$3,726	$3,869
Additions — Charged to expense	3,287	1,152	1,216
Due to acquired businesses	660	2,861	111
Deductions — Bad debts written off, net of recoveries	(1,228)	(1,349)	(1,470)

Balances at end of period	$9,109	$6,390	$3,726

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$13,555	$8,573	$7,434
Additions — Charged to expense	2,542	2,441	298
Due to acquired businesses	1,976	2,541	841

Balances at end of period	$18,073	$13,555	$8,573

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2007.

Brady Corporation

By:	/s/ David Mathieson
David Mathieson
Senior Vice President & Chief Financial Officer
(Principal Accounting Officer)
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. M. Jaehnert F. M. Jaehnert	President and Director (Principal Executive Officer)	September 28, 2007

/s/ P. J. Lettenberger P. J. Lettenberger	Director	September 28, 2007

/s/ R. A. Bemis R. A. Bemis	Director	September 28, 2007

/s/ F. W. Harris F. W. Harris	Director	September 28, 2007

/s/ R. C. Buchanan R. C. Buchanan	Director	September 28, 2007

/s/ R. D. Peirce R. D. Peirce	Director	September 28, 2007

/s/ G. E. Nei G. E. Nei	Director	September 28, 2007

/s/ M. K. Bush M. K. Bush	Director	September 28, 2007

/s/ F. R. Jarc F. R. Jarc	Director	September 28, 2007

/s/ E. P. Pungello E. P. Pungello	Director	September 28, 2007

/s/ C. W. Galbato C. W. Galbato	Director	September 28, 2007

/s/ C. G. Goodkind C. G. Goodkind	Director	September 28, 2007

/s/ P. W. Allender P. W. Allender	Director	September 28, 2007