Form 10-Q
period 2007-10-31
BRADY CORP
filed 2007-12-06
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2007
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
As of December 1, 2007, there were outstanding 50,867,054 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 6. Exhibits	21

Certification

Certification

Section 1350 Certification

Section 1350 Certification
Certification
Certification
Certification
Certification

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	October 31, 2007	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$170,599	$142,846
Short term investments	16,490	19,200
Accounts receivable, less allowance for losses ($9,583 and $9,109, respectively)	256,558	239,569
Inventories:
Finished products	78,793	80,486
Work-in-process	22,710	21,309
Raw materials and supplies	39,853	37,983

Total inventories	141,356	139,778
Prepaid expenses and other current assets	44,289	42,020

Total current assets	629,292	583,413

Other assets:
Goodwill	753,908	737,450
Other intangible assets	146,439	149,761
Deferred income taxes	30,379	32,508
Other	23,156	21,111

Property, plant and equipment:
Cost:
Land	6,388	6,332
Buildings and improvements	92,735	90,688
Machinery and equipment	254,703	248,356
Construction in progress	18,585	18,107

	372,411	363,483
Less accumulated depreciation	197,073	188,869

Net property, plant and equipment	175,338	174,614

Total	$1,758,512	$1,698,857

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$97,171	$91,596
Wages and amounts withheld from employees	55,073	73,622
Taxes, other than income taxes	9,592	8,461
Accrued income taxes	18,513	24,677
Other current liabilities	62,156	60,254
Short-term borrowings and current maturities on long-term obligations	21,440	21,444

Total current liabilities	263,945	280,054

Long-term obligations, less current maturities	478,573	478,575
Other liabilities	62,850	49,216

Total liabilities	805,368	807,845

Stockholders’ investment:
Class A nonvoting common stock — Issued and outstanding 50,847,654 and 50,586,524 shares, respectively	508	506
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	276,304	266,203
Earnings retained in the business	567,605	540,238
Accumulated other comprehensive income	108,050	83,376
Other	642	654

Total stockholders’ investment	953,144	891,012

Total	$1,758,512	$1,698,857

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2007	2006	Change
Net sales	$380,134	$332,259	14.4%
Cost of products sold	192,467	168,131	14.5%

Gross margin	187,667	164,128	14.3%

Operating expenses:
Research and development	8,978	8,532	5.2%
Selling, general and administrative	120,351	103,655	16.1%

Total operating expenses	129,329	112,187	15.3%

Operating income	58,338	51,941	12.3%

Other income (expense):
Investment and other income — net	118	638	-81.5%
Interest expense	(6,720)	(4,735)	41.9%

Income before income taxes	51,736	47,844	8.1%

Income taxes	15,366	13,396	14.7%

Net income	$36,370	$34,448	5.6%

Per Class A Nonvoting Common Share:
Basic net income	$0.67	$0.64	4.7%
Diluted net income	$0.66	$0.63	4.8%
Dividends	$0.15	$0.14	7.1%

Per Class B Voting Common Share:
Basic net income	$0.65	$0.63	3.2%
Diluted net income	$0.64	$0.62	3.2%
Dividends	$0.13	$0.12	8.3%

Weighted average common shares outstanding (in thousands):
Basic	54,350	53,734
Diluted	55,121	54,605
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2007	2006
Operating activities:
Net income	$36,370	$34,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,168	12,927
Deferred income taxes	(666)	(542)
Loss on disposal of property, plant & equipment	712	204
Non-cash portion of stock-based compensation expense	3,257	1,559
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(10,880)	(21,119)
Inventories	1,337	(6,539)
Prepaid expenses and other assets	(4,417)	(4,818)
Accounts payable and accrued liabilities	(13,278)	(9,638)
Income taxes	6,086	4,437
Other liabilities	1,201	1,443

Net cash provided by operating activities	33,890	12,362

Investing activities:
Acquisition of businesses, net of cash acquired	—	(45,173)
Payments of contingent consideration	(1,200)	(7,500)
Purchases of short-term investments	(5,150)	—
Sales of short-term investments	7,860	11,500
Purchases of property, plant and equipment	(7,395)	(14,544)
Other	(1,375)	(539)

Net cash used in investing activities	(7,260)	(56,256)

Financing activities:
Payment of dividends	(8,100)	(7,463)
Proceeds from issuance of common stock	4,134	531
Principal payments on debt	(5)	(23,226)
Proceeds from issuance of debt	—	48,220
Income tax benefit from the exercise of stock options and deferred compensation distributions	2,712	162

Net cash (used in) provided by financing activities	(1,259)	18,224

Effect of exchange rate changes on cash	2,382	171

Net increase (decrease) in cash and cash equivalents	27,753	(25,499)
Cash and cash equivalents, beginning of period	142,846	113,008

Cash and cash equivalents, end of period	$170,599	$87,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,298	$5,368
Income taxes, net of refunds	1,782	9,393
Acquisitions:
Fair value of assets acquired, net of cash	$—	$27,589
Liabilities assumed	—	(6,610)
Goodwill	—	24,194

Net cash paid for acquisitions	$—	$45,173

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2007
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments and the impact of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note I for further information) as of August 1, 2007, necessary to present fairly the financial position of the Company as of October 31, 2007 and July 3l, 2007, and its results of operations and cash flows for the three months ended October 31, 2007 and 2006. The condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements of that date and condensed. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2007.
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the quarter ended October 31, 2007, are as follows:

		Direct
		Marketing &
	Brady	People ID
	Americas	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2007	$143,775	$260,299	$163,699	$169,677	$737,450
Adjustments for prior year acquisitions	(731)	422	(269)	3,765	3,187
Translation adjustments	684	1,552	6,897	4,138	13,271

Balance as of October 31, 2007	$143,728	$262,273	$170,327	$177,580	$753,908

     Goodwill increased $3,187 during the three months ended October 31, 2007 as a result of adjustments to the preliminary allocation of the purchase price for acquisitions completed in fiscal 2007. The largest component of the increase related to the acquisition of Comprehensive Identification Products, Inc. (“CIPI”), which added $3,668 and was partially offset by a reduction to goodwill of $548 related to the adoption of FIN 48 (see Note I for further information). Of the $3,668 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,609 related to the adoption of FIN 48, $1,250 was for employee termination costs, and the remaining $809 related to various exit costs associated with the closure of a facility. The remaining $13,271 increase to goodwill during the quarter was attributable to the effects of foreign currency translation.

     Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	October 31, 2007				July 31, 2007
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,407	$(6,089)	$2,318	15	$8,392	$(5,913)	$2,479
Trademarks and other	5	4,747	(3,460)	1,287	5	4,510	(3,250)	1,260
Customer relationships	7	136,758	(42,252)	94,506	7	134,125	(36,674)	97,451
Non-compete agreements	4	11,666	(6,897)	4,769	4	11,364	(6,294)	5,070
Other	5	3,297	(2,729)	568	5	3,297	(2,554)	743
Unamortized other intangible assets:
Trademarks	N/A	42,991	—	42,991	N/A	42,758	—	42,758

Total		$207,866	$(61,427)	$146,439		$204,446	$(54,685)	$149,761

     The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at October 31, 2007 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and October 31, 2007.
     Amortization expense on intangible assets was $5,905 and $5,240 for the three-month periods ended October 31, 2007 and 2006, respectively. The amortization over each of the next five fiscal years is projected to be $24,131, $23,138, $22,265, $18,674 and $9,595 for the years ending July 31, 2008, 2009, 2010, 2011 and 2012, respectively.
NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unamortized gain on the post-retirement medical, dental and vision plan, and their related tax effects amounted to approximately $61,044 and $38,621 for the three months ended October 31, 2007 and 2006, respectively.

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended October 31,
	2007	2006
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$36,370	$34,448
Less:
Preferential dividends	(846)	(836)
Preferential dividends on dilutive stock options	(13)	(15)

Numerator for basic and diluted Class B net income per share	$35,511	$33,597

Denominator:
Denominator for basic net income per share for both Class A and Class B	54,350	53,734
Plus: Effect of dilutive stock options	771	871

Denominator for diluted net income per share for both Class A and Class B	55,121	54,605

Class A Nonvoting Common Stock net income per share:
Basic	$0.67	$0.64
Diluted	$0.66	$0.63

Class B Voting Common Stock net income per share:
Basic	$0.65	$0.63
Diluted	$0.64	$0.62
     Options to purchase 1,280,500 and 629,500 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2007 and 2006, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E — Segment Information
     The Company’s reportable segments are businesses that are each managed separately. As a result of recent organizational changes within the executive leadership team in which management of the manufacturing facilities was aligned with the geographic region of the facility, the Company has revised its reportable segments and has restated the corresponding segment information from its previous geographical based structure for the prior year. The Company has four reportable segments: Brady Americas, Direct Marketing & People ID Americas, Europe and Asia-Pacific. The Brady Americas reportable segment includes businesses that focus on MRO market products and OEM market products sold to customers in North and South America through distributors or a direct sales force. The Direct Marketing & People ID Americas reportable segment includes businesses that market their products through business-to-business direct mail, catalogs, and telemarketing, distribution and a direct sales force in North and South Americas. The Europe and Asia-Pacific reportable segments have not changed from prior year disclosures. Following is a summary of segment information for the three months ended October 31, 2007 and 2006:

		Direct
		Marketing &				Corporate
	Brady	People ID				and
	Americas	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals
Three months ended October 31, 2007:
Revenues from external customers	$105,235	$69,540	$108,914	$96,445	$380,134	—	$380,134
Intersegment revenues	14,405	621	2,985	6,140	24,151	(24,151)	—
Segment profit	24,459	19,648	29,900	19,390	93,397	(2,237)	91,160
Assets	358,028	414,809	358,222	398,990	1,530,049	228,463	1,758,512

Three months ended October 31, 2006:
Revenues from external customers	$82,759	$64,184	$92,365	$92,951	$332,259	—	$332,259
Intersegment revenues	12,218	712	786	5,991	19,707	($19,707)	—
Segment profit	20,715	16,803	23,005	22,137	82,660	(2,810)	79,850
Assets	270,585	392,697	258,039	370,067	1,291,388	127,871	1,419,259
Following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2007 and 2006:

	Three months ended:
	October 31,
	2007	2006
Total profit from reportable segments	$93,397	$82,660
Corporate and eliminations	(2,237)	(2,810)
Unallocated amounts:
Administrative costs	(32,822)	(27,909)
Investment and other income	118	638
Interest expense	(6,720)	(4,735)

Income before income taxes	51,736	47,844
Income taxes	(15,366)	(13,396)

Net income	$36,370	$34,448

NOTE F —Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based options granted in fiscal 2007 and forward expire 10 years from the date of grant.
     As of October 31, 2007, the Company has reserved 4,182,608 shares of Class A Nonvoting Common Stock for outstanding stock options and 1,721,000 shares of Class A Nonvoting Common Stock for future issuance of stock options under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2007 and 2006 was $3,257 ($1,987 net of taxes) and $1,559 ($951 net of taxes), respectively. As of October 31, 2007, total unrecognized compensation cost related to share-based compensation awards was approximately $12,906 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
     The Company has estimated the fair value of its performance-based option awards granted during the three months ended October 31, 2007 and 2006 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	October 31,2007	October 31,2006
Expected term (in years)	6.57	6.57
Expected volatility	33.68%	34.66%
Expected dividend yield	1.58%	1.51%
Risk-free interest rate	4.66%	4.90%
Weighted-average market value of underlying stock at grant date	$35.35	$33.32
Weighted-average exercise price	$35.35	$33.32
Weighted-average fair value of options granted during the period	$12.83	$12.57
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
     The Company did not grant any service-based options during the three months ended October 31, 2007 and 2006.

     A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2007 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2007	4,182,739	$26.36
New grants	268,000	$35.35
Exercised	(261,130)	$15.83
Forfeited or expired	(7,001)	$35.34

Outstanding at October 31, 2007	4,182,608	$27.43	6.9	$40,873

Exercisable at October 31, 2007	2,225,776	$22.37	5.7	$32,498

     The total intrinsic value of options exercised during the three months ended October 31, 2007 and 2006, based upon the average market price during the period, was approximately $6,393 and $634, respectively. The total fair value of stock options vested during the three months ended October 31, 2007 and 2006, was approximately $47 and $59, respectively.
NOTE G: Stockholders’ Equity
     In September 2007, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three months ended October 31, 2007, the Company did not reacquire any shares under the repurchase plan.
NOTE H: Employee Benefit Plans
     The Company provides postretirement medical, dental and vision benefits (the “Plan”) for all regular full and part-time domestic employees (including spouses) who retire on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31,1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2008 from those reported thereto in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2007.

NOTE I: Income Taxes
     On August 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure and transition issues.
     The adoption of FIN 48 resulted in a $900 charge to earnings retained in the business as of August 1, 2007 and a change in the classification of the liability on the balance sheet from accrued income taxes to other liabilities. As of August 1, 2007, the Company’s liability for uncertain tax positions was $15,900. Unrecognized tax benefits of $10,500 would affect the Company’s effective tax rate if recognized.
     The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes on the accompanying condensed consolidated statement of income. At August 1, 2007, the Company had accrued $2,200 for the potential payment of interest which is included in the $15,900 liability for uncertain tax positions. The amounts recognized in income taxes for interest and penalties during the quarter ended October 31, 2007 were not significant.
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. The following table summarized the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’04 — F’07
France	F’04 — F’07
Germany	F’03 — F’07
United Kingdom	F’05 — F’07
     Approximately $2,000 of unrecognized tax benefits relate to items that are affected by expiring statute of limitations within the next 12 months.
NOTE J: New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides guidance on how to measure the fair value of assets and liabilities utilizing a fair value hierarchy to classify the sources of information used in the measurement calculation. SFAS No. 157 also provides new disclosure rules for assets and liabilities measured at fair value based on their level in the fair value hierarchy. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 157 and therefore is unable to disclose the impact SFAS No. 157 will have on its financial position and results of operations when such statement is adopted.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose the fair value option to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. This new statement will be effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 159 and therefore is unable to disclose the impact SFAS No. 159 will have on its financial position and results of operations when such statement is adopted.
NOTE K: Subsequent Event
     On December 3, 2007, the Company announced that David Mathieson resigned as chief financial officer of the company, effective December 31, 2007. The Company’s President and CEO, Frank M. Jaehnert, will assume the additional duties of chief financial officer until a successor is named.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including direct sales, distributor sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Malaysia, Mexico, The Netherlands, Norway, Poland, Singapore, Slovakia, South Korea, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Spain, Taiwan, Turkey and the United Arab Emirates. The Company further markets it products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
     Sales for the quarter ended October 31, 2007, were up 14.4% to $380.1 million, compared to $332.3 million in the same period of fiscal 2007. Of the increase in sales, organic growth accounted for 1.7%, acquisitions added 7.5% and the effects of fluctuations in the exchange rates used to translate financial results into the United States Dollar added 5.2%. Net income for the quarter ended October 31, 2007, was $36.4 million or $0.66 per diluted Class A Nonvoting Common Share, up 5.6% from $34.4 million or $0.63 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.
Results of Operations
     The comparability of the operating results for the three months ended October 31, 2007 to the prior year has been significantly impacted by the following acquisitions completed in fiscal 2007.

Acquisitions	Segment	Date Completed
CIPI	Direct Marketing & People ID Americas, Europe and Asia-Pacific	August 2006
Precision Converters, L.P. (“Precision Converters”)	Brady Americas	October 2006
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Brady Americas, Europe and Asia-Pacific	December 2006
Asterisco Artes Graficas Ltda. (“Asterisco”)	Brady Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006
Clement Communications, Inc. (“Clement”)	Direct Marketing & People ID Americas	February 2007
Sorbent Products Co., Inc. (“SPC”)	Brady Americas, Europe and Asia-Pacific	April 2007

     Sales for the three months ended October 31, 2007 were up 14.4% compared to the same period in fiscal 2007. The increase was comprised of an increase of 1.7% attributed to organic growth, an increase of 5.2% due to the effect of currencies on sales, and an increase of 7.5% due to the acquisitions listed in the above table. The organic growth for the quarter ended October 31, 2007, was due primarily to an 8.2% increase in Brady Americas’ sales and a 2.4% increase in Direct Marketing & People ID Americas’ sales, partially offset by a 3.3% decline in Asia-Pacific sales. The Europe segment’s organic sales were flat in the quarter.
     Gross margin as a percentage of sales remained constant at 49.4% for the quarter ended October 31, 2007, compared to the same period of the previous year. Excluding the acquisitions completed in the last fiscal year, gross margin as a percentage of sales has improved slightly.
     Research and development (“R&D”) expenses increased 5.2% to $9.0 million for the three months ended October 31, 2007, compared to $8.5 million for the same period in the prior year. As a percentage of sales, R&D expenses represented a lower percentage of sales, declining to 2.4% in the first quarter of fiscal 2008 from 2.6% in the first quarter of fiscal 2007. The majority of the decline in R&D expense as a percentage of sales was due to acquisitions completed in the last year. The acquisitions added $25.0 million in revenue and had minimal R&D expense.
     SG&A expenses increased 16.1% to $120.4 million for the three months ended October 31, 2007, as compared to $103.7 million for the same period in the prior year. This expected increase was due to acquisitions completed in fiscal 2007, the continued implementation of SAP in many of our locations around the world and investments made to generate new customers within our direct marketing businesses. As a percentage of sales, SG&A expenses increased to 31.7% in the first quarter of fiscal 2008 from 31.2% in the same period of fiscal 2007, due to the reasons noted above.
     Investment and other income decreased to $0.1 million for the quarter ended October 31, 2007 from $0.6 million for the quarter ended October 31, 2006. Interest income earned in the first quarter of fiscal 2008 was $1.2 million, as compared to $0.4 million in the first quarter of fiscal 2007, due to the higher cash and marketable securities investment balances maintained in fiscal 2008. Also included in this income statement heading, the Company recorded losses from the net effect of changes in foreign currency exchange rates on specific transactions of $1.1 million in the first quarter of fiscal 2008, as compared to a gain of $0.2 million in the first quarter of fiscal 2007.
     Interest expense increased to $6.7 million for the quarter ended October 31, 2007 from $4.7 million for the quarter ended October 31, 2006. The increase in interest expense was due to interest on the $150 million private placement of senior notes that the Company completed in the third quarter of fiscal 2007, partially offset by the interest on the borrowings under our revolving credit facility in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company did not borrow under the revolving credit facility.
     The Company’s effective tax rate was 29.7% for the quarter ended October 31, 2007, and 28.0% for the same period of the previous year. The increase in the effective rate was due to a shift of a higher percentage of the Company’s pre-tax income to higher tax rate countries. The Company expects the full year effective tax rate for fiscal 2008 to be approximately 29%.
     Net income for the three months ended October 31, 2007, increased 5.6% to $36.4 million, compared to $34.4 million for the same quarter of the previous year. Net income as a percentage of sales decreased to 9.6% for the quarter ended October 31, 2007 from 10.4% for the same period in the prior year. The decrease was primarily due to the increase in SG&A expenses, the increase in interest expense and the increase in the Company’s effective tax rate.

Business Segment Operating Results
     Effective August 1, 2007, the Company revised its reportable segments as a result of organizational changes within the executive leadership team. Management of the Company now evaluates results based on the following businesses: Brady Americas, Direct Marketing & People ID Americas, Europe, and Asia-Pacific.

		Direct
		Marketing &				Corporate
	Brady	People ID		Asia-		and
(Dollars in thousands)	Americas	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2007	$105,235	$69,540	$108,914	$96,445	$380,134	—	$380,134
October 31, 2006	$82,759	$64,184	$92,365	$92,951	$332,259	—	$332,259

SALES GROWTH INFORMATION
Three months ended October 31, 2007
Organic	8.2%	2.4%	0.3%	-3.3%	1.7%	—	1.7%
Currency	1.8%	1.2%	9.6%	6.7%	5.2%	—	5.2%
Acquisitions	17.2%	4.7%	8.0%	0.3%	7.5%	—	7.5%
Total	27.2%	8.3%	17.9%	3.7%	14.4%	—	14.4%

SEGMENT PROFIT
Three months ended:
October 31, 2007	$24,459	$19,648	$29,900	$19,390	$93,397	$(2,237)	$91,160
October 31, 2006	$20,715	$16,803	$23,005	$22,137	$82,660	$(2,810)	$79,850
Percentage increase (decrease)	18.1%	16.9%	30.0%	(12.4%)	13.0%	(20.4%)	14.2%
SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

	Three months ended:
	October 31,	October 31,
	2007	2006
Total profit from reportable segments	$93,397	$82,660
Corporate and eliminations	(2,237)	(2,810)
Unallocated amounts:
Administrative costs	(32,822)	(27,909)
Investment and other income	118	638
Interest expense	(6,720)	(4,735)

Income before income taxes	51,736	47,844
Income taxes	(15,366)	(13,396)

Net income	$36,370	$34,448

     The Company evaluates performance of the businesses using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, stock options, information technology and human resources, which are managed as global functions. Interest, investment and other income and income taxes are also excluded when evaluating performance.

Brady Americas:
     Brady Americas sales increased 27.2% for the quarter ended October 31, 2007, compared to the same period in the prior year. Organic growth accounted for 8.2% in the first quarter of fiscal 2008 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales by 1.8% in the quarter. Sales in the region were also aided by the fiscal 2007 acquisitions of Precision Converters, Scafftag, Asterisco and SPC, which increased sales by 17.2% for the quarter. The organic growth in the quarter was driven by strong growth across most of the major markets, including electrical and wire identification, safety and industrial identification, laboratory and aerospace, and defense and mass transit. The growth was slightly offset by a continued softness in the electric utility market due to the weak housing market.
     Segment profit increased 18.1% to $24.5 million for the quarter ended October 31, 2007, compared to $20.7 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 23.2% for the quarter ended October 31,2007 from 25.0% for the same period in the prior year. The decline in segment profit as a percentage of sales was mainly due to acquisitions made in the last 12 months, with a smaller decline due to reductions in the base business profit percentage as gross margin declines were partially offset by selling expense reductions.
Direct Marketing & People ID Americas:
     Direct Marketing & People ID Americas sales increased 8.3% for the quarter ended October 31, 2007, compared to the same period in the prior year. Organic growth accounted for 2.4% in the first quarter of fiscal 2008 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales by 1.2% in the quarter. Sales in the region were also aided by the fiscal 2007 acquisitions of CIPI and Clement, which increased sales by 4.7% for the quarter. The organic growth in the quarter was driven by strong results in our regulatory business and slightly positive growth in the non-residential construction markets, partially offset by softness experienced in the manufacturing sector and a proactively managed shift away from less profitable sales in one of our businesses.
     Segment profit increased 16.9% to $19.6 million for the quarter ended October 31, 2007, compared to $16.8 million for the same period in the prior year. As a percentage of sales, segment profit increased to 28.3% in the first quarter of fiscal 2008 from 26.2% in the first quarter of fiscal 2007. The improvement was due to the continued integration of acquisitions and cost control efforts, partially offset by the investments made to generate new customers.
Europe:
     Europe sales increased 17.9% for the quarter ended October 31, 2007, compared to the same period in the prior year. Organic growth was essentially flat at a 0.3% increase in the quarter as compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, which increased sales within the region by 9.6% in the quarter. The fiscal 2007 acquisitions of CIPI, Scafftag, Moderno and SPC increased sales by 8.0%. By market within the region, the direct marketing business experienced strong organic growth as we continued the momentum built up last year in France, in the United Kingdom and in Germany. Modest organic growth was achieved by the Brady brand MRO business, the high-performance labeling business and the wire identification business. In contrast, the OEM electronics business continued to decline as business continues to migrate to Asia.
     Segment profit increased 30.0% to $29.9 million for the quarter ended October 31, 2007, compared to $23.0 million for the same period of the prior year. As a percentage of sales, segment profit increased to 27.5% in the first quarter of fiscal 2008 from 24.9% in the first quarter of fiscal 2007. The improvement in the segment profit rate was due to the continued focus on more profitable product lines, the integration of acquisitions, as well as other cost reduction activities. Acquisitions completed in the last 12 months were slightly dilutive to the segment profit rate in the first quarter of fiscal 2008.
Asia-Pacific:
     Asia-Pacific sales increased 3.7% for the quarter ended October 31, 2007, compared to the same period in the prior year. Organic sales decreased 3.3% in the quarter as compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, which increased sales within the region by 6.7% in the quarter. The fiscal 2007 acquisitions of CIPI, Scafftag and SPC had a minimal impact on sales in the quarter by increasing sales by 0.3%. The negative organic growth for the quarter was due to a double-digit reduction within the mobile handset business, which began in the second quarter of fiscal 2007, and a smaller reduction in the high performance labeling business. The relatively small hard disk drive business experienced a double-digit sales increase in the first quarter of fiscal 2008, as did the relatively new and small consumer electronics business. The safety and facility identification business, wire identification business, direct marketing business and people identification business also continued to grow during the quarter.

     Segment profit decreased 12.4% to $19.4 million for the quarter ended October 31, 2007, compared to $22.1 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 20.1% in the first quarter of fiscal 2008 from 23.8% in the first quarter of fiscal 2007. The decreases were due primarily to the decreased sales volume described above as compared to the first quarter of fiscal 2007, as well as pricing pressure received from our customers, partially offset by cost control efforts and improving productivity.
Financial Condition
     The Company’s current ratio as of October 31, 2007, was 2.4 compared to 2.1 at July 31, 2007. Cash and cash equivalents were $170.6 million at October 31, 2007, compared to $142.8 million at July 31, 2007. Additionally, there were $16.5 million of short-term investments outstanding at October 31, 2007, compared to $19.2 million outstanding at July 31, 2007. Working capital increased $61.9 million during the quarter ended October 31, 2007, to $365.3 million from $303.4 million at July 31, 2007. Accounts receivable increased $17.0 million for the quarter due to increased sales volume and foreign currency translation. Inventories increased $1.6 million for the quarter, due to foreign currency translation. The net decrease in current liabilities was $16.1 million for the quarter. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the first quarter of fiscal 2008 related to the incentives earned in the year ended July 31, 2007, and a decrease in accrued income taxes as the adoption of FIN 48 required a reclassification of a portion of the current payable recorded at July 31, 2007 to long-term liabilities, partially offset by an increase in accounts payable due to foreign currency translation.
     Cash flow from operating activities totaled $33.9 million for the quarter ended October 31, 2007, compared to $12.4 million for the same period last year. The increase was the result of a $1.9 million increase in net income, a $1.2 million increase in depreciation and amortization on the intangible assets acquired in fiscal 2007, and significant decreases in the change in accounts receivable and inventory balances as compared to the changes reported in the first quarter of fiscal 2007.
     Contingent consideration payments of $1.2 million were paid during the quarter ended October 31, 2007 to satisfy the earnout liability and the holdback liability of the Stopware acquisition completed in fiscal 2006. Capital expenditures were $7.4 million for the quarter ended October 31, 2007, compared to $14.5 million in the same period last year. Fiscal 2007 capital expenditures included approximately $9 million spent on the expansions in China, Canada, India, Slovakia, and other locations which were not repeated in fiscal 2008. Net cash used in financing activities was $1.3 million for the quarter ended October 31, 2007, due to the payment of dividends, partially offset by the proceeds from the issuance of common stock. Net cash provided by financing activities for the same period last year was $18.2 million due to net borrowings on the revolving loan agreement, partially offset by the payment of dividends.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million.
     Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of October 31, 2007, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the quarter ended October 31, 2007, the Company did not borrow or repay any amounts under the credit agreement. As of October 31, 2007, there were no outstanding borrowings under the credit agreement.

     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2007, the Company was in compliance with this covenant.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and fiscal 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2007, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of October 31, 2007, the Company was in compliance with this covenant.
     On November 16, 2007, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.15 per share payable on January 31, 2008 to shareholders of record at the close of business on January 10, 2008.
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
Subsequent Event
     On December 3, 2007, the Company announced that David Mathieson resigned as chief financial officer of the company, effective December 31, 2007. The Company’s President and CEO, Frank M. Jaehnert, will assume the additional duties of chief financial officer until a successor is named.

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
     Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In connection with the adoption of FIN 48 as of August 1, 2007, the Company is unable to determine the period in which the cash settlement of the liability associated with FIN 48 will occur with the respective taxing authority. As such, the Company has excluded the liability associated with FIN 48 from the contractual obligations table.
     Related-Party Transactions — The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2007. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2007, the Company had no interest rate derivatives.
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

PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on November 16, 2007. At the meeting, the following persons were elected to serve as the Company’s directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock until the next annual meeting of shareholders and until their successors have been elected:
Patrick W. Allender
Richard A. Bemis
Robert C. Buchanan
Chan W. Galbato
Conrad G. Goodkind
Frank W. Harris
Frank M. Jaehnert
Frank R. Jarc
Gary E. Nei
Elizabeth I. Pungello
Bradley C. Richardson
ITEM 6.Exhibits
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
SIGNATURES

BRADY CORPORATION
Date: December 6, 2007	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: December 6, 2007	/s/ David Mathieson
David Mathieson
Senior Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)