Form 10-Q
period 2008-01-31
BRADY CORP
filed 2008-03-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 2, 2008, there were outstanding 50,784,181 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 31, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198,439	$142,846
Short term investments	—	19,200
Accounts receivable, less allowance for losses ($8,960 and $9,109, respectively)	242,394	239,569
Inventories:
Finished products	82,783	80,486
Work-in-process	21,164	21,309
Raw materials and supplies	35,867	37,983

Total inventories	139,814	139,778
Prepaid expenses and other current assets	45,946	42,020

Total current assets	626,593	583,413

Other assets:
Goodwill	768,850	737,450
Other intangible assets	148,468	149,761
Deferred income taxes	31,070	32,508
Other	24,697	21,111

Property, plant and equipment:
Cost:
Land	6,394	6,332
Buildings and improvements	93,938	90,688
Machinery and equipment	264,611	248,356
Construction in progress	14,531	18,107

	379,474	363,483
Less accumulated depreciation	205,240	188,869

Net property, plant and equipment	174,234	174,614

Total	$1,773,912	$1,698,857

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

Current liabilities:
Accounts payable	$96,220	$91,596
Wages and amounts withheld from employees	62,065	73,622
Taxes, other than income taxes	7,789	8,461
Accrued income taxes	12,804	24,677
Other current liabilities	53,129	60,254
Short-term borrowings and current maturities on long-term obligations	21,436	21,444

Total current liabilities	253,443	280,054

Long-term obligations, less current maturities	478,572	478,575
Other liabilities	62,899	49,216

Total liabilities	794,914	807,845

Stockholders’ investment:

	January 31, 2008	July 31, 2007
	(Unaudited)
Class A nonvoting common stock — Issued and outstanding 51,032,887 and 50,586,524 shares, respectively	510	506
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	284,761	266,203
Earnings retained in the business	586,111	540,238
Accumulated other comprehensive income	107,035	83,376
Other	546	654

Total stockholders’ investment	978,998	891,012

Total	$1,773,912	$1,698,857

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,			Six Months Ended January 31,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2008	2007	Change	2008	2007	Change

Net sales	$364,124	$321,275	13.3%	$744,258	$653,534	13.9%
Cost of products sold	189,101	171,114	10.5%	381,567	339,245	12.5%

Gross margin	175,023	150,161	16.6%	362,691	314,289	15.4%

Operating expenses:
Research and development	10,071	9,082	10.9%	19,050	17,614	8.2%
Selling, general and administrative	122,508	108,355	13.1%	242,859	212,010	14.6%

Total operating expenses	132,579	117,437	12.9%	261,909	229,624	14.1%

Operating income	42,444	32,724	29.7%	100,782	84,665	19.0%

Other income (expense):
Investment and other income(expense) — net	2,269	(106)	NM	2,387	532	348.7%
Interest expense	(6,747)	(5,244)	28.7%	(13,467)	(9,979)	35.0%

Income before income taxes	37,966	27,374	38.7%	89,702	75,218	19.3%

Income taxes	11,276	7,665	47.1%	26,642	21,061	26.5%

Net income	$26,690	$19,709	35.4%	$63,060	$54,157	16.4%

Per Class A Nonvoting Common Share:
Basic net income	$0.49	$0.37	32.4%	$1.16	$1.01	14.9%
Diluted net income	$0.48	$0.36	33.3%	$1.14	$0.99	15.2%
Dividends	$0.15	$0.14	7.1%	$0.30	$0.28	7.1%

Per Class B Voting Common Share:
Basic net income	$0.49	$0.37	32.4%	$1.14	$0.99	15.2%
Diluted net income	$0.48	$0.36	33.3%	$1.13	$0.97	16.5%
Dividends	$0.15	$0.14	7.1%	$0.28	$0.26	7.7%

Weighted average common shares outstanding (in thousands):

Basic	54,510	53,894		54,430	53,814
Diluted	55,228	54,789		55,175	54,697
NM = Not Meaningful
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	January 31,
	(Unaudited)
	2008	2007
Operating activities:
Net income	$63,060	$54,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,669	26,096
Deferred income taxes	(1,527)	(542)
Loss on disposal of property, plant & equipment	1,010	305
Non-cash portion of stock-based compensation expense	6,382	3,669
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	7,080	(14,036)
Inventories	7,571	(14,787)
Prepaid expenses and other assets	(7,339)	(8,590)
Accounts payable and accrued liabilities	(17,117)	(8,316)
Income taxes	(1,266)	(3,411)
Other liabilities	325	2,514

Net cash provided by operating activities	87,848	37,059

Investing activities:
Acquisition of businesses, net of cash acquired	(24,552)	(90,418)
Payments of contingent consideration	(5,798)	(9,329)
Purchases of short-term investments	(10,350)	—
Sales of short-term investments	29,550	11,500
Purchases of property, plant and equipment	(14,358)	(31,901)
Other	(3,259)	(5,831)

Net cash used in investing activities	(28,767)	(125,979)
Financing activities:
Payment of dividends	(16,285)	(15,014)
Proceeds from issuance of common stock	7,980	3,837
Principal payments on debt	(9)	(26,231)
Proceeds from issuance of debt	—	97,020
Excess income tax benefit from the exercise of stock options and deferred compensation distribution	4,093	763

Net cash (used in) provided by financing activities	(4,221)	60,375
Effect of exchange rate changes on cash	733	1,945

Net increase (decrease) in cash and cash equivalents	55,593	(26,600)
Cash and cash equivalents, beginning of period	142,846	113,008

Cash and cash equivalents, end of period	$198,439	$86,408

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$13,153	$9,754
Income taxes, net of refunds	26,381	23,983
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$17,279	$50,042
Liabilities assumed	(6,371)	(15,617)
Goodwill	13,644	55,993

Net cash paid for acquisitions	$24,552	$90,418

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2008
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments and the impact of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note I for further information) as of August 1, 2007, necessary to present fairly the financial position of the Company as of January 31, 2008 and July 3l, 2007, its results of operations for the three and six months ended January 31, 2008 and 2007, and its cash flows for the six months ended January 31, 2008 and 2007. The condensed consolidated balance sheet as of July 31, 2007 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended January 31, 2008, are as follows:

		Direct
		Marketing
	Brady	& People ID
	Americas	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2007	$143,775	$260,299	$163,699	$169,677	$737,450
Goodwill acquired during the period	—	—	13,644	—	13,644
Adjustments for prior year acquisitions	(392)	700	(246)	3,765	3,827
Translation adjustments	653	847	6,434	5,995	13,929

Balance as of January 31, 2008	$144,036	$261,846	$183,531	$179,437	$768,850

     Goodwill increased $31,400 during the six months ended January 31, 2008. A significant component of the increase related to the November 2007 acquisitions of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”), which added $13,644. Goodwill also increased as a result of adjustments to the preliminary allocation of purchase price for the acquisitions completed in fiscal 2007, of which the largest adjustment related to the final purchase price adjustments for Comprehensive Identification Products, Inc (“CIPI”) which added $3,668. Of the $3,668 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,609 related to the adoption of FIN 48 (see Note I), $1,250 related to the accrual for employee termination costs, and the remaining $809 related to various exit costs associated with the closure of a facility. Additionally, during the six months ended January 31, 2008, goodwill increased by $13,929 due the effects of foreign currency translation.

     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	January 31, 2008				July 31, 2007
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,424	$(6,238)	$2,186	15	$8,392	$(5,913)	$2,479
Trademarks and other	4	6,063	(4,225)	1,838	5	4,510	(3,250)	1,260
Customer relationships	7	144,295	(47,516)	96,779	7	134,125	(36,674)	97,451
Non-compete agreements	4	11,821	(7,345)	4,476	4	11,364	(6,294)	5,070
Other	5	3,298	(2,868)	430	5	3,297	(2,554)	743
Unamortized other intangible assets:
Trademarks	N/A	42,759	—	42,759	N/A	42,758	—	42,758

Total		$216,660	$(68,192)	$148,468		$204,446	$(54,685)	$149,761

     The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at January 31, 2008 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2008.
     Amortization expense on intangible assets was $6,838 and $5,720 for the three-month periods ended January 31, 2008 and 2007, respectively and $12,743 and $10,960 for the six-month periods ended January 31, 2008 and 2007, respectively. Annual amortization is projected to be $26,560, $24,803, $23,920, $20,207 and $11,084 for the years ending July 31, 2008, 2009, 2010, 2011 and 2012, respectively.
NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to $25,675 and $10,536 for the three months ended January 31, 2008 and 2007, respectively and $86,719 and $40,811 for the six months ended January 31, 2008 and 2007, respectively.

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2008	2007	2008	2007
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$26,690	$19,709	$63,060	$54,157
Less:
Preferential dividends	—	—	(846)	(836)
Preferential dividends on dilutive stock options	—	—	(13)	(15)

Numerator for basic and diluted Class B net income per share	$26,690	$19,709	$62,201	$53,306

Denominator:
Denominator for basic net income per share for both Class A and Class B	54,510	53,894	54,430	53,814
Plus: Effect of dilutive stock options	718	895	745	883

Denominator for diluted net income per share for both Class A and Class B	55,228	54,789	55,175	54,697

Class A Nonvoting Common Stock net income per share:
Basic	$0.49	$0.37	$1.16	$1.01
Diluted	$0.48	$0.36	$1.14	$0.99

Class B Voting Common Stock net income per share:
Basic	$0.49	$0.37	$1.14	$0.99
Diluted	$0.48	$0.36	$1.13	$0.97
Options to purchase 2,171,000 and 1,725,750 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2008, respectively, and 1,269,500 and 949,500 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2007, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E — Segment Information
     The Company’s reportable segments are businesses that are each managed separately. As a result of continuing organizational changes within the executive leadership team in which management of the manufacturing facilities was aligned with the geographic region of the facility, the Company has revised its reportable segments and has restated the corresponding segment information from its previous geographical based structure for the prior year. The Company has four reportable segments: Brady Americas, Direct Marketing & People ID Americas, Europe and Asia-Pacific. The Brady Americas reportable segment includes businesses that focus on MRO market products and OEM market products sold to customers in North and South America through distributors or a direct sales force. The Direct Marketing & People ID Americas reportable segment includes businesses that market their products through business-to-business direct mail, catalogs, and telemarketing, distribution and a direct sales force in North and South Americas. The Europe and Asia-Pacific reportable segments have not changed from prior year disclosures. Following is a summary of segment information for the three and six months ended January 31, 2008 and 2007:

		Direct
		Marketing &				Corporate
	Brady	People ID				And
	Americas	Americas	Europe	Asia-Pacific	Sub-Totals	Eliminations	Totals
Three months ended January 31, 2008:
Revenues from external customers	$95,303	$61,318	$122,615	$84,888	$364,124	$—	$364,124
Intersegment revenues	15,316	572	2,261	6,247	24,396	(24,396)	—
Segment profit	19,517	12,519	31,067	12,660	75,763	(2,347)	73,416
Three months ended January 31, 2007:
Revenues from external customers	$80,510	$59,478	$98,846	$82,441	$321,275	$—	$321,275
Intersegment revenues	13,124	780	1,664	4,703	20,271	(20,271)	—
Segment profit	14,473	14,920	22,604	12,394	64,391	(2,828)	61,563
Six months ended January 31, 2008:
Revenues from external customers	$200,538	$130,858	$231,529	$181,333	$744,258	$—	$744,258
Intersegment revenues	29,902	1,192	5,253	12,461	48,808	(48,808)	—
Segment profit	43,975	32,167	60,967	32,050	169,159	(4,583)	164,576
Six months ended January 31, 2007:
Revenues from external customers	$163,269	$123,662	$191,211	$175,392	$653,534	$—	$653,534
Intersegment revenues	25,342	1,492	2,450	10,693	39,977	(39,977)	—
Segment profit	35,188	31,723	45,609	34,531	147,051	(5,638)	141,413
Following is a reconciliation of segment profit to net income for the three months and six months ended January 31, 2008 and 2007:

	Three months ended:		Six months ended:
	January 31,		January 31,
	2008	2007	2008	2007
Total profit from reportable segments	$75,763	$64,391	$169,159	$147,051
Corporate and eliminations	(2,347)	(2,828)	(4,583)	(5,638)
Unallocated amounts:
Administrative costs	(30,972)	(28,839)	(63,794)	(56,748)
Investment and other income (expense)	2,269	(106)	2,387	532
Interest expense	(6,747)	(5,244)	(13,467)	(9,979)

Income before income taxes	37,996	27,374	89,702	75,218
Income taxes	(11,276)	(7,665)	(26,642)	(21,061)

Net income	$26,690	$19,709	$63,060	$54,157

NOTE F — Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based options granted in fiscal 2007 and forward expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. They vest at the end of a five-year period and upon meeting certain financial performance conditions. These shares are referred to herein as “performance-based restricted shares.”
     As of January 31, 2008, the Company has reserved 4,768,201 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 887,500 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2008 and 2007 was $3,125 ($1,906 net of taxes) and $2,110 ($1,287 net of taxes), respectively, and expense recognized during the six months ended January 31, 2008 and 2007 was $6,382 ($3,893 net of taxes) and $3,669 ($2,238 net of taxes), respectively. As of January 31, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $23,656 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2008 and 2007 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended		Six Months Ended
	January 31, 2008		January 31, 2007
	Service-Based	Performance-		Performance-
	Option	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Awards	Awards	Option Awards	Awards
Expected term (in years)	6.04	6.57	6.07	6.57
Expected volatility	32.05%	33.68%	34.01%	34.66%
Expected dividend yield	1.62%	1.58%	1.46%	1.51%
Risk-free interest rate	3.44%	4.66%	4.52%	4.90%
Weighted-average market value of underlying stock at grant date	$38.22	$35.35	$38.19	$33.32
Weighted-average exercise price	$38.22	$35.35	$38.19	$33.32
Weighted-average fair value of options granted during the period	$11.94	$12.83	$13.57	$12.57
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
     The Company granted 210,000 performance-based restricted shares during the six months ended January 31, 2008 with a grant price and fair value of $32.83. As of January 31, 2008, 210,000 performance-based restricted shares were outstanding.

     A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2007	4,182,739	$26.36
New grants	954,500	$37.44
Exercised	(446,363)	$18.10
Forfeited or expired	(132,675)	$36.44

Outstanding at January 31, 2008	4,558,201	$29.20	7.0	$22,106

Exercisable at January 31, 2008	2,606,364	$25.17	5.8	$18,670

     The total intrinsic value of options exercised during the six months ended January 31, 2008 and 2007, based upon the average market price during the period, was $9,628 and $4,597, respectively. The total fair value of stock options vested during the six months ended January 31, 2008 and 2007, was $6,554 and $4,592, respectively.
NOTE G — Stockholders’ Equity
     In September 2007, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the six months ended January 31, 2008, the Company did not reacquire any shares under the repurchase plan.
NOTE H — Employee Benefit Plans
     The Company provides postretirement medical, dental and vision benefits for eligible regular full and part-time domestic employees (including spouses) outlined by the plan. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008 and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
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

NOTE I — Income Taxes
     On August 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure and transition issues.
     The adoption of FIN 48 resulted in a $900 charge to earnings retained in the business as of August 1, 2007 and a change in the classification of the liability on the balance sheet from accrued income taxes to other liabilities. As of August 1, 2007, the Company’s liability for uncertain tax positions was $15,900. Unrecognized tax benefits of $10,500 would affect the Company’s effective tax rate if recognized. As of January 31, 2008 the Company’s liability for uncertain tax positions was $17,500.
     The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes on the accompanying condensed consolidated statement of income. At August 1, 2007, the Company had accrued $2,200 for the potential payment of interest which is included in the $15,900 liability for uncertain tax positions. During the six months ended January 31, 2008 the Company recognized $500 in potential interest associated with uncertain tax positions. The total accrual for potential payment of interest is $2,700.
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

NOTE J — New Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
a)	Acquisition costs will generally be expensed as incurred;

b)	Noncontrolling interests will be valued at fair value at the acquisition date;

c)	Liabilities related to contingent consideration will be re-measured at fair value in each subsequent reporting period;

d)	Restructuring costs associated with a business combination will generally be expensed after the acquisition date; and

e)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date
SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating the impact that will result from adopting SFAS No.141(R), and therefore, the Company is unable to disclose the impact SFAS No. 141(R) will have on its financial position and results of operations when such statement is adopted.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. This new statement will be effective for fiscal years beginning after December 15, 2008. The Company expects that the adoption of SFAS No. 160 will not have a material effect on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, label-application and data-collection systems, safety devices and precision die-cut materials. Founded in 1914, the Company serves customers in electronics, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in the Philippines, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets it products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves.
     Sales for the quarter ended January 31, 2008, were up 13.3% to $364.1 million, compared to $321.3 million in the same period of fiscal 2007. Of the increase in sales, organic sales decreased 1.0%, acquisitions added 8.2% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 6.1%. Net income for the quarter ended January 31, 2008, was $26.7 million or $0.48 per diluted Class A Nonvoting Common Share, up 35.4% from $19.7 million, or $0.36 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year.
     Sales for the six months ended January 31, 2008, increased 13.9% to $744.3 million, compared to $653.5 million in the same period of fiscal 2007. Organic growth accounted for 0.3%, acquisitions added 7.9% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 5.7%. Net income for the six months ended January 31, 2008 was $63.1 million or $1.14 per diluted Class A Nonvoting Common Share, up 16.4% from $54.2 million, or $0.99 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
     The comparability of the operating results for the three and six months ended January 31, 2008, to the prior year has been significantly impacted by the following acquisitions completed in fiscal 2007 and fiscal 2008.

Acquisitions	Segment	Date Completed
Comprehensive Identification Products, Inc. (“CIPI”)	Direct Marketing & People ID Americas, Europe and Asia-Pacific	August 2006

Precision Converters, L.P. (“Precision Converters”)	Brady Americas	October 2006

Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Brady Americas, Europe and Asia-Pacific	December 2006

Asterisco Artes Graficas Ltda. (“Asterisco”)	Brady Americas	December 2006

Modernotecnica SpA (“Moderno”)	Europe	December 2006

Clement Communications, Inc. (“Clement”)	Direct Marketing & People ID Americas	February 2007

Sorbent Products Co., Inc. (“SPC”)	Brady Americas, Europe and Asia-Pacific	April 2007

Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007

     Sales for the three months ended January 31, 2008, were up 13.3% compared to the same period in fiscal 2007. The sales growth was comprised of a decline in organic sales of 1.0%, an increase of 8.2% due to the acquisitions listed in the above table, and an increase of 6.1% due to the effect of currencies on sales. The decline in organic sales for the quarter ended January 31, 2008, was the result of the contraction of the Asia-Pacific and Direct Marketing and People ID Americas segments by 4.6% and 4.1%, respectively, partially offset by growth in the Brady Americas and Europe segments of 2.0% and 1.6%, respectively. The decline in the Direct Marketing Americas segment was attributed to a softening in the manufacturing sector of the U.S. economy, while the contraction in the Asia-Pacific segment was primarily due to a shift in the mobile handset market to low-end phones with lower average selling prices as well as the Company’s conscious choice to deemphasize low-profit business. Top-line revenue in the Asia-Pacific segment was also impacted by continued pricing pressures within the supply chain.
     Sales for the six months ended January 31, 2008, increased 13.9% compared to the same period in fiscal 2007. The increase was comprised of an increase of 0.3% attributed to organic growth, an increase of 7.9% due to the acquisitions listed above, and an increase of 5.7% due to the effect of currencies on sales. The organic growth was primarily due to growth in the Brady Americas segment of 5.1% and Europe of 0.9%, offset by a decline in the organic business in the Asia-Pacific and Direct Marketing and People ID Americas segments of 3.9% and 0.8%, respectively. Organic growth in the Brady Americas segment for the six months ended January 31, 2008 was driven by strong results across many markets, including safety and industrial identification, laboratory, aerospace, and defense. The decrease in organic sales in the Asia-Pacific segment was the result of declines in the mobile phone market as discussed above.
     Gross margin as a percentage of sales increased to 48.1% from 46.7% for the quarter and to 48.7% from 48.1% for the six months ended January 31, 2008, compared to the same periods of the previous year. This increase in gross margin as a percentage of sales was primarily the result of cost reduction actions taken during fiscal 2007.
     Research and development (“R&D”) expenses increased 10.9% to $10.1 million for the quarter and 8.2% to $19.1 million for the six months ended January 31, 2008, compared to $9.1 million and $17.6 million for the same periods in the prior year, respectively. In the second quarter of fiscal 2008, R&D expenses as a percentage of sales remained flat compared to the same period in the previous year, at 2.8% of sales. For the first half of fiscal 2008, R&D expense as a percentage of sales declined slightly to 2.6% from 2.7% in the same period of the prior year.
     Selling, general and administrative (“SG&A”) expenses increased 13.1% to $122.5 million for the three months ended January 31, 2008, compared to $108.4 million for the same period in the prior year and 14.6% to $242.9 million for the six months ended January 31, 2008, compared to $212.0 million for the same period in the prior year. The increase in SG&A expenses was primarily the result of acquisitions made during fiscal 2007 and 2008. As a percentage of sales, SG&A expenses decreased slightly to 33.6% from 33.7% for the second quarter, and increased to 32.6% from 32.4% for the six months ended January 31, 2008, compared to the same periods in the prior year.
     Interest expense increased to $6.7 million from $5.2 million for the quarter and to $13.5 million from $10.0 million for the six months ended January 31, 2008, compared to the same periods in the prior year. The increase in interest expense was due to interest on the $150 million private placement of senior notes that the Company completed in the third quarter of fiscal 2007.
     Other income and expense increased to $2.3 million of income for the quarter and to $2.4 million of income for the six months ended January 31, 2008, compared to $0.1 million of expense and $0.5 million of income for the same periods in the prior year, respectively. Of the $2.3 million in other income for the three months ended January 31, 2008, $1.8 million was the result of interest income generated from investments of excess cash and $0.4 million related to foreign exchange gains during the quarter. Other income and expense for the three months ended January 31, 2007 consisted primarily of $0.4 million of interest income, offset by $0.6 million of foreign exchange loss. For the six months ended January 31, 2008, of the $2.4 million of other income, $2.9 million was related to interest income generated from investments, partially offset by $0.6 million in foreign exchange loss. Of the $0.5 million of other income for the six months ended January 31, 2007, $0.8 million was related to interest income, partially offset by $0.4 million of foreign exchange loss.
     The Company’s effective tax rate was 29.7% for the three and six months ended January 31, 2008, compared to 28.0% for the three and six months ended January 31, 2007. The increased tax rate in fiscal 2008 is primarily due to increased profits in higher tax countries. The Company expects the full year effective tax rate for fiscal 2008 to be approximately 29%.
     Net income for the three months ended January 31, 2008, increased 35.4% to $26.7 million, compared to $19.7 million for the same quarter of the previous year. Net income as a percentage of sales increased to 7.3% from 6.1% for the quarter ended January 31, 2008, compared to the same period in the prior year, due to the factors noted above. For the six months ended January 31, 2008, net income increased 16.4% to $63.1 million, compared to $54.2 million for the same period in the previous year. As a percentage of sales, net income increased to 8.5% from 8.3% for the six months ended January 31, 2008, compared to the same period in the previous year.

Business Segment Operating Results
Effective August 1, 2007, the Company revised its reportable segments as a result of organizational changes within the executive leadership team. Management of the Company now evaluates results based on the following businesses: Brady Americas, Direct Marketing & People ID Americas, Europe, and Asia-Pacific.

		Direct
		Marketing &				Corporate
	Brady	People ID		Asia-		and
(Dollars in thousands)	Americas	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2008	$95,303	$61,318	$122,615	$84,888	$364,124	$—	$364,124
January 31, 2007	80,510	59,478	98,846	82,441	321,275	—	321,275

Six months ended:
January 31, 2008	$200,538	$130,858	$231,529	$181,333	$744,258	$—	$744,258
January 31, 2007	163,269	123,662	191,211	175,392	653,534	—	653,534

SALES GROWTH INFORMATION
Three months ended January 31, 2008
Base	2.0%	-4.1%	1.6%	-4.6%	-1.0%	—	-1.0%
Currency	2.7%	1.9%	10.4%	7.2%	6.1%	—	6.1%
Acquisitions	13.7%	5.3%	12.1%	0.4%	8.2%	—	8.2%
Total	18.4%	3.1%	24.1%	3.0%	13.3%	—	13.3%

Six months ended January 31, 2008
Base	5.1%	-0.8%	0.9%	-3.9%	0.3%	—	0.3%
Currency	2.2%	1.6%	10.1%	6.9%	5.7%	—	5.7%
Acquisitions	15.5%	5.0%	10.1%	0.4%	7.9%	—	7.9%
Total	22.8%	5.8%	21.1%	3.4%	13.9%	—	13.9%

SEGMENT PROFIT
Three months ended:
January 31, 2008	$19,517	$12,519	$31,067	$12,660	$75,763	$(2,347)	$73,416
January 31, 2007	14,473	14,920	22,604	12,394	64,391	(2,828)	61,563
Percentage increase	34.9%	-16.1%	37.4%	2.1%	17.7%	-17.0%	19.3%

Six months ended:
January 31, 2008	$43,975	$32,167	$60,967	$32,050	$169,159	$(4,583)	$164,576
January 31, 2007	35,188	31,723	45,609	34,531	147,051	(5,638)	141,413
Percentage increase	25.0%	1.4%	33.7%	-7.2%	15.0%	-18.7%	16.4%
SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

	Three months ended:		Six months ended:
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007
Total profit from reportable segments	$75,763	$64,391	$169,159	$147,051
Corporate and eliminations	(2,347)	(2,828)	(4,583)	(5,638)
Unallocated amounts:
Administrative costs	(30,972)	(28,839)	(63,794)	(56,748)
Investment and other income (expense)	2,269	(106)	2,387	532
Interest expense	(6,747)	(5,244)	(13,467)	(9,979)

Income before income taxes	37,966	27,374	89,702	75,218
Income taxes	(11,276)	(7,665)	(26,642)	(21,061)

Net income	$26,690	$19,709	$63,060	$54,157

     The Company evaluates performance of the businesses using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, stock options, information technology and human resources, which are managed as global functions. Corporate research and development, interest, investment and other income and income taxes are also excluded when evaluating performance.

Brady Americas:
     Brady Americas sales increased 18.4% for the quarter and 22.8% for the six months ended January 31, 2008, compared to the same periods in the prior year. Organic growth accounted for 2.0% and 5.1% of the growth in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar had a modest impact on sales, increasing it by 2.7% in the quarter and 2.2% for the six-month period. Sales were also aided by the prior year acquisitions of Precision Converters, Scafftag, Asterisco and SPC, which increased sales by 13.7% for the quarter and 15.5% for the six-month period. The organic growth of 2.0% for the quarter within the segment was driven by strong results in the laboratory and aerospace/defense markets, partially offset by a slowing in the manufacturing and utility markets. On a year-to-date basis, the 5.1% organic growth was the result of strong sales across most of the major markets, including laboratory, aerospace, defense, mass transit, and safety and facility identification.
     Segment profit increased 34.9% to $19.5 million from $14.5 million for the quarter and 25.0% to $44.0 million from $35.2 million for the six months ended January 31, 2008, compared to the same periods in the prior year. The increase in segment profit was driven by increased sales volume from both the base business and acquisitions discussed above. As a percentage of sales, segment profit increased to 20.5% from 18.0% in the second quarter of fiscal 2008 and to 21.9% from 21.6% in the six months ended January 31, 2008, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales over the prior year was the result of cost control efforts and improvements made in the prior year to lower performing businesses.
Direct Marketing and People ID Americas:
     Direct Marketing and People ID Americas sales increased 3.1% for the quarter and 5.8% for the six months ended January 31, 2008, compared to the same periods in the prior year. Organic sales for the segment declined 4.1% and 0.8% in the second quarter and year-to-date, respectively, as compared to the same periods in the previous year. The decline in the organic sales of the Direct Marketing and People ID Americas segment was due to a large one-time order in the previous year, softness in the manufacturing and construction sectors which particularly impacted the Company’s Emedco business, and the SAP implementation at Emedco. Fluctuations in the exchange rates used to translate financial results into the United States dollar contributed to sales, increasing it by 1.9% in the quarter and 1.6% for the six-month period. Sales in the region were also increased by the prior year acquisitions of CIPI and Clement, which increased sales by 5.3% for the quarter and 5.0% for the six-month period.
     Segment profit declined 16.1% to $12.5 million from $14.9 million for the quarter and increased 1.4% to $32.2 million from $31.7 million for the six months ended January 31, 2008, compared to the same periods in the prior year. The decrease in segment profit in the second quarter was driven by a lower than expected sales volume in the base business, in addition to unplanned costs and business interruption associated with the move of manufacturing in People ID in China. As a percentage of sales, segment profit decreased to 20.4% from 25.1% in the second quarter of fiscal 2008 and to 24.6% from 25.7% in the six months ended January 31, 2008, compared to the same periods in the prior year. The decline in segment profit as a percentage of sales compared to the prior year was due to the decline in high margin organic sales during the second quarter.
Europe:
     Europe sales increased 24.1% for the quarter and 21.1% for the six months ended January 31, 2008, compared to the same periods in the prior year. Organic growth accounted for 1.6% and 0.9% of the increase for the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales in the segment by 10.4% in the quarter and 10.1% for the six-month period. The fiscal 2008 acquisition of Transposafe and the fiscal 2007 acquisitions of CIPI, Scafftag, Moderno, and SPC increased sales by 12.1% for the quarter and 10.1% for the six-month period. The lower organic growth in the quarter was due to a slowing in the European economy and the sales from the prior year implementation of “No Smoking” legislation in France that did not recur in fiscal 2008.
     Segment profit increased 37.4% to $31.1 million from $22.6 million for the quarter and 33.7% to $61.0 million from $45.6 million for the six months ended January 31, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 25.3% from 22.9% in the second quarter of fiscal 2008 and to 26.3% from 23.9% in the six months ended January 31, 2008, compared to the same periods in the prior year. The increase in segment profit was driven by a favorable mix towards the MRO market from the acquisitions of Scafftag and Moderno and continued growth in the direct marketing business, and the realization of benefits from cost reduction activities taken at the end of fiscal 2007.

Asia-Pacific:
     Asia-Pacific sales increased 3.0% for the quarter and 3.4% for the six months ended January 31, 2008, compared to the same periods in the prior year. Organic sales in local currency decreased 4.6% in the quarter and 3.9% year-to-date, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 7.2% for the quarter and 6.9% for the six-month period. The fiscal 2007 acquisitions of CIPI, Scafftag, and SPC increased sales by 0.4% for the quarter and 0.4% for the six-month period. The decline in organic sales for the quarter was primarily due to a shift in the mobile handset market to low-end phones with lower average selling prices as well as the Company’s conscious choice to deemphasize low-profit business. Top-line revenue was also impacted by continued pricing pressures within the supply chain.
     Segment profit increased 2.1% to $12.7 million from $12.4 million for the quarter and declined 7.2% to $32.1 million from $34.5 million for the six months ended January 31, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased slightly to 14.9% from 15.0% in the second quarter of fiscal 2008 and to 17.7% from 19.7% in the six months ended January 31, 2008, compared to the same periods in the prior year. The decline in segment profit as a percentage of sales was due to the industry mix shift from high-end, feature rich mobile phones to low-end basic mobile phones and continued pricing pressures within the mobile handset supply chain, partially offset by cost reduction activities initiated in fiscal 2007.
Financial Condition
     The Company’s current ratio as of January 31, 2008, was 2.5 compared to 2.1 at July 31, 2007. Cash and cash equivalents were $198.4 million at January 31, 2008, compared to $142.8 million at July 31, 2007. There were no short-term investments outstanding at January 31, 2008, compared to $19.2 million outstanding at July 31, 2007. Working capital increased $69.8 million during the six months ended January 31, 2008, to $373.2 million from $303.4 million at July 31, 2007. Accounts receivable increased $2.8 million for the six months ended January 31, 2008 due to the acquisition of Transposafe and foreign currency translation, partially offset by a lower receivable balance at January 31, 2008 due to fewer billing days in the quarter. Inventories remained flat at $139.9 million as the decline in inventory due to working capital initiatives was offset by the acquisition of Transposafe and foreign currency translation. The net decrease in current liabilities was $26.6 million for the current year. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the first quarter of fiscal 2008 related to the incentives earned in the year ended July 31, 2007, and a decrease in accrued income taxes as the adoption of FIN 48 required a reclassification of a portion of the current payable recorded at July 31, 2007 to long-term liabilities, partially offset by an increase in accounts payable due to foreign currency translation.
     Cash flow from operating activities totaled $87.8 million for the six months ended January 31, 2008, compared to $37.1 million for the same period last year. The increase was the result of the impact of working capital initiatives on accounts receivable and inventory balances as compared to the changes reported for the six months ended January 31, 2007, an increase in net income of $8.9 million, and a $3.6 million increase in depreciation and amortization on the intangible assets acquired in fiscal 2007.
     The acquisitions of businesses used $24.6 million of cash for the six months ended January 31, 2008, compared to $90.4 million for the same period in the prior year. Payments of $4.4 million, $1.2 million, and $0.2 million were paid during the six months ended January 31, 2008 to satisfy the earnout and holdback liabilities of the Daewon Industry Corporation, STOPware, Inc., and Asterisco acquisitions, respectively. Capital expenditures were $14.4 million for the six months ended January 31, 2008, compared to $31.9 million in the same period last year. Fiscal 2007 capital expenditures included the implementation of SAP and expansions in China, Canada, India, Slovakia, and other locations which were not repeated in fiscal 2008. Net cash used in financing activities was $4.2 million for the six months ended January 31, 2008, due to the payment of dividends, partially offset by the proceeds from the issuance of common stock. Net cash provided by financing activities for the same period last year was $60.4 million due to net borrowings of $70.8 million on the revolving loan agreement, partially offset by the payment of dividends and the issuance of common stock.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million.
     Under the 5-year agreement, which has a final maturity date of October 5, 2011, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of January 31, 2008, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the six months ended January 31, 2008, the Company did not borrow or repay any amounts under the credit agreement. As of January 31, 2008, there were no outstanding borrowings under the credit agreement.

     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2008, the Company was in compliance with this covenant.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and fiscal 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2008, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be amortized over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of January 31, 2008, the Company was in compliance with this covenant.
     On February 19, 2008, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.15 per share payable on April 30, 2008 to shareholders of record at the close of business on April 10, 2008.
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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2008, the Company had no interest rate derivatives.
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

     PART II. OTHER INFORMATION
ITEM 6. Exhibits
(a)	Exhibits

10.1	Restated Brady Corporation Restoration Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: March 7, 2008	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: March 7, 2008	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)