Form 10-Q
period 2008-04-30
BRADY CORP
filed 2008-06-06
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of June 2, 2008, there were outstanding 50,312,341 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2008	July 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$227,359	$142,846
Short term investments	—	19,200
Accounts receivable, less allowance for losses ($9,863 and $9,109, respectively)	252,982	239,569
Inventories:
Finished products	75,492	80,486
Work-in-process	21,351	21,309
Raw materials and supplies	38,714	37,983

Total inventories	135,557	139,778
Prepaid expenses and other current assets	43,731	42,020

Total current assets	659,629	583,413
Other assets:
Goodwill	786,480	737,450
Other intangible assets	145,563	149,761
Deferred income taxes	32,194	32,508
Other	21,037	21,111
Property, plant and equipment:
Cost:
Land	6,482	6,332
Buildings and improvements	96,009	90,688
Machinery and equipment	272,461	248,356
Construction in progress	12,392	18,107

	387,344	363,483
Less accumulated depreciation	214,116	188,869

Net property, plant and equipment	173,228	174,614
Total	$1,818,131	$1,698,857

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$104,123	$91,596
Wages and amounts withheld from employees	70,190	73,622
Taxes, other than income taxes	9,720	8,461
Accrued income taxes	13,914	24,677
Other current liabilities	51,897	60,254
Current maturities on long-term obligations	21,432	21,444

Total current liabilities	271,276	280,054
Long-term obligations, less current maturities	478,572	478,575
Other liabilities	60,517	49,216

Total liabilities	810,365	807,845
Stockholders’ investment:
Class A nonvoting common stock – Issued 51,051,487 and 50,586,524 shares, respectively and outstanding 50,170,581 and 50,586,524 shares, respectively	511	506
Class B voting common stock – Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	286,452	266,203
Earnings retained in the business	612,407	540,238
Treasury stock – 880,906 and 0 shares, of Class A nonvoting common stock, at cost	(26,743)	—
Accumulated other comprehensive income	134,417	83,376
Other	687	654

Total stockholders’ investment	1,007,766	891,012

Total	$1,818,131	$1,698,857

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30,			Nine Months Ended April 30,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2008	2007	Change	2008	2007	Change
Net sales	$381,909	$346,332	10.3%	$1,126,167	$999,866	12.6%
Cost of products sold	192,333	177,181	8.6%	573,901	516,426	11.1%

Gross margin	189,576	169,151	12.1%	552,266	483,440	14.2%

Operating expenses:
Research and development	10,274	8,739	17.6%	29,323	26,353	11.3%
Selling, general and administrative	126,720	114,109	11.1%	369,579	326,119	13.3%

Total operating expenses	136,994	122,848	11.5%	398,902	352,472	13.2%

Operating income	52,582	46,303	13.6%	153,364	130,968	17.1%

Other income (expense):
Investment and other income — net	920	385	139.0%	3,307	917	260.6%
Interest expense	(6,962)	(6,428)	8.3%	(20,429)	(16,407)	24.5%

Income before income taxes	46,540	40,260	15.6%	136,242	115,478	18.0%

Income taxes	12,187	11,273	8.1%	38,829	32,334	20.1%

Net income	$34,353	$28,987	18.5%	$97,413	$83,144	17.2%

Per Class A Nonvoting Common Share:
Basic net income	$0.64	$0.54	18.5%	$1.79	$1.54	16.2%
Diluted net income	$0.63	$0.53	18.9%	$1.77	$1.52	16.4%
Dividends	$0.15	$0.14	7.1%	$0.45	$0.42	7.1%

Per Class B Voting Common Share:
Basic net income	$0.64	$0.54	18.5%	$1.78	$1.53	16.3%
Diluted net income	$0.63	$0.53	18.9%	$1.76	$1.50	17.3%
Dividends	$0.15	$0.14	7.1%	$0.43	$0.40	7.5%

Weighted average common shares outstanding (in thousands):
Basic	54,021	53,953		54,294	53,860
Diluted	54,627	54,717		54,992	54,704
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	April 30,
	(Unaudited)
	2008	2007
Operating activities:
Net income	$97,413	$83,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,682	40,403
Deferred income taxes	(1,288)	(2,129)
Loss (gain) on disposal of property, plant & equipment	1,054	(182)
Non-cash portion of stock-based compensation expense	7,797	5,022
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	4,014	(20,146)
Inventories	15,012	(17,544)
Prepaid expenses and other assets	(6,193)	(14,634)
Accounts payable and accrued liabilities	(6,175)	(2,454)
Income taxes	(6,358)	4,008
Other liabilities	1,157	4,169

Net cash provided by operating activities	152,115	79,657

Investing activities:
Acquisition of businesses, net of cash acquired	(28,871)	(157,943)
Payments of contingent consideration	(5,798)	(10,906)
Purchases of short-term investments	(10,350)	(47,100)
Sales of short-term investments	29,550	57,400
Purchases of property, plant and equipment	(19,678)	(42,107)
Proceeds from sale of property, plant and equipment	649	1,703
Other	1,808	(8,978)

Net cash used in investing activities	(32,690)	(207,931)

Financing activities:
Payment of dividends	(24,341)	(22,073)
Proceeds from issuance of common stock	9,517	4,144
Principal payments on debt	(14)	(110,674)
Proceeds from issuance of debt	—	259,300
Purchase of treasury stock	(28,531)	—
Income tax benefit from the exercise of stock options	4,620	902

Net cash (used in) provided by financing activities	(38,749)	131,599
Effect of exchange rate changes on cash	3,837	3,005

Net increase in cash and cash equivalents	84,513	6,330
Cash and cash equivalents, beginning of period	142,846	113,008

Cash and cash equivalents, end of period	$227,359	$119,338

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$22,450	$16,003
Income taxes, net of refunds	39,505	33,268
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$18,547	$87,224
Liabilities assumed	(6,566)	(33,037)
Goodwill	16,890	103,756

Net cash paid for acquisitions	$28,871	$157,943

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2008
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments and the impact of adopting Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (see Note K for further information) as of August 1, 2007, necessary to present fairly the financial position of the Company as of April 30, 2008 and July 3l, 2007, its results of operations for the three and nine months ended April 30, 2008 and 2007, and its cash flows for the nine months ended April 30, 2008 and 2007. The condensed consolidated balance sheet as of July 31, 2007, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended April 30, 2008, are as follows:

		Direct
		Marketing
	Brady	& People ID
	Americas	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2007	$143,775	$260,299	$163,699	$169,677	$737,450
Goodwill acquired during the period	—	3,156	13,734	—	16,890
Adjustments for prior year acquisitions	3,755	(1,192)	(2,914)	3,765	3,414
Translation adjustments	1,521	465	15,785	10,955	28,726

Balance as of April 30, 2008	$149,051	$262,728	$190,304	$184,397	$786,480

     Goodwill increased $49,030 during the nine months ended April 30, 2008. A portion of the increase related to the November 2007 acquisitions of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”) and the March 2008 acquisition of DAWG, Inc. (“DAWG”), which added $13,734 and $3,156, respectively.
     Goodwill also increased as a result of adjustments to the preliminary allocation of purchase price for the acquisitions completed in fiscal 2007, of which the largest adjustment related to the final purchase price adjustments for Comprehensive Identification Products, Inc (“CIPI”) which added $3,668. Of the $3,668 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,609 related to the adoption of FIN 48 (see Note K), $1,250 related to the accrual for employee termination costs, and the remaining $809 related to various exit costs associated with the closure of a facility. Goodwill increased $1,479 related to the fiscal 2007 acquisition of Sorbent Products Co., Inc. (“SPC”), primarily due to an adjustment in taxes. The increase in goodwill related to the acquisitions of CIPI and SPC was partially offset by a tax adjustment of $1,893 associated with the fiscal 2006 acquisition of Identicam Systems relating to a deferred tax asset existing at the time of acquisition.
     Additionally, during the nine months ended April 30, 2008, goodwill increased by $28,726 due to the effects of foreign currency translation.

     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	April 30, 2008				July 31, 2007
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,556	$(6,407)	$2,149	15	$8,392	$(5,913)	$2,479
Trademarks and other	4	6,441	(4,503)	1,938	5	4,510	(3,250)	1,260
Customer relationships	7	148,253	(53,854)	94,399	7	134,125	(36,674)	97,451
Non-compete agreements	4	12,242	(8,040)	4,202	4	11,364	(6,294)	5,070
Other	4	3,298	(3,294)	4	5	3,297	(2,554)	743
Unamortized other intangible assets:
Trademarks	N/A	42,871	—	42,871	N/A	42,758	—	42,758

Total		$221,661	$(76,098)	$145,563		$204,446	$(54,685)	$149,761

     The acquisitions completed during the nine months ended April 30, 2008, contributed to the increases in the other amortized intangible assets listed in the table above. A portion of the increase in customer relationships relates to the fiscal 2008 acquisitions of Transposafe and DAWG which added $8,236 and $432 respectively. A significant component of the increase in amortizable trademarks relates to the acquisition of Transposafe, which added $1,287.
     The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at April 30, 2008, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2008.
     Amortization expense on intangible assets was $7,260 and $5,673 for the three-month periods ended April 30, 2008 and 2007, respectively and $20,003 and $16,634 for the nine-month periods ended April 30, 2008 and 2007, respectively. Annual amortization is projected to be $27,682, $25,456, $24,515, $20,722 and $11,485 for the years ending July 31, 2008, 2009, 2010, 2011 and 2012, respectively.

NOTE C — Comprehensive Income
     Total comprehensive income, which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to $61,735 and $49,365 for the three months ended April 30, 2008 and 2007, respectively and $148,454 and $116,868 for the nine months ended April 30, 2008 and 2007, respectively. The components of accumulated other comprehensive income are summarized in the table below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007

Net Income	$34,353	$28,987	$97,413	$83,144
Cumulative translation adjustments	27,452	20,423	51,352	33,523
Unamortized gain on post-retirement medical, dental, and vision plans, net of tax	(82)	—	(246)	—
Unrealized gain on cash flow hedges and securities in deferred compensation plans, net of tax	12	(45)	(65)	201

Total comprehensive income	$61,735	$49,365	$148,454	$116,868

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2008	2007	2008	2007
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$34,353	$28,987	$97,413	$83,144
Less:
Preferential dividends	—	—	(847)	(836)
Preferential dividends on dilutive stock options	—	—	(13)	(15)

Numerator for basic and diluted Class B net income per share	$34,353	$28,987	$96,553	$82,293

Denominator:
Denominator for basic net income per share for both Class A and Class B	54,021,000	53,953,000	54,294,000	53,860,000
Plus: Effect of dilutive stock options	606,000	764,000	698,000	844,000

Denominator for diluted net income per share for both Class A and Class B	54,627,000	54,717,000	54,992,000	54,704,000

Class A Nonvoting Common Stock net income per share:
Basic	$0.64	$0.54	$1.79	$1.54
Diluted	$0.63	$0.53	$1.77	$1.52

Class B Voting Common Stock net income per share:
Basic	$0.64	$0.54	$1.78	$1.53
Diluted	$0.63	$0.53	$1.76	$1.50
     Options to purchase 2,171,000 and 1,874,200 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2008, respectively, and 1,259,500 and 1,052,833 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2007, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E – Acquisitions
     During the nine months ended April 30, 2008, the Company acquired two companies for a total combined purchase, net of cash acquired, of $28,871. Transposafe is headquartered near Amsterdam with operations in Belgium, Germany, and Poland. Transposafe specializes in security sealing and identification solutions for protecting assets during transport. Transposafe was acquired in November 2007. DAWG is headquartered in Terryville, Connecticut. DAWG is a direct marketer of sorbents, spill-containment products, safety-storage cabinets, first aid kits, and other products that help keep facilities safe and clean. DAWG was acquired in March 2008.
     The purchase agreement of Transposafe includes a provision for contingent payments based upon meeting certain performance conditions over a two-year period of time subsequent to the acquisition. The total maximum contingent payment of approximately $3,000 has been placed in an escrow account for the acquisition of Transposafe. The Company has recorded the contingent payment that has been placed in an escrow account as an other asset on the condensed consolidated balance sheet.
     Payments of approximately $4,400, $1,200, and $200 were made during the nine months ended April 30, 2008 to satisfy the earnout and holdback liabilities of the Daewon Industry Corporation, STOPware, Inc., and Asterisco acquisitions, respectively.

NOTE F — Segment Information
     Effective August 1, 2007, the Company revised its reportable segments as a result of organizational changes within the executive leadership team, and has restated the corresponding segment information from its previous geographical based structure for the prior year. The Company has four reportable segments: Brady Americas, Direct Marketing & People ID Americas, Europe and Asia-Pacific. The Brady Americas reportable segment includes businesses that focus on MRO and OEM market products sold to customers in North and South America through distributors or a direct sales force. The Direct Marketing & People ID Americas reportable segment includes businesses that market their products through business-to-business direct mail, catalogs, and telemarketing, distribution and a direct sales force in North and South America. The Europe and Asia-Pacific reportable segments have not changed from prior year disclosures. Following is a summary of segment information for the three and nine months ended April 30, 2008 and 2007:

		Direct
		Marketing &				Corporate
	Brady	People ID				And
	Americas	Americas	Europe	Asia-Pacific	Sub-Totals	Eliminations	Totals
Three months ended April 30, 2008:
Revenues from external customers	$100,425	$65,982	$133,422	$82,080	$381,909	$—	$381,909
Intersegment revenues	14,166	669	1,732	6,194	22,761	(22,761)	—
Segment profit	22,692	17,477	36,245	11,055	87,469	(1,816)	85,653

Three months ended April 30, 2007:
Revenues from external customers	$88,077	$65,784	$111,266	$81,205	$346,332	$—	$346,332
Intersegment revenues	13,710	984	1,954	6,131	22,779	(22,779)	—
Segment profit	20,245	17,768	29,370	11,861	79,244	(1,858)	77,386

Nine months ended April 30, 2008:
Revenues from external customers	$300,963	$196,840	$364,951	$263,413	$1,126,167	$—	$1,126,167
Intersegment revenues	44,067	1,862	6,985	18,655	71,569	(71,569)	—
Segment profit	66,667	49,645	97,212	43,105	256,629	(6,400)	250,229

Nine months ended April 30, 2007:
Revenues from external customers	$251,346	$189,446	$302,477	$256,597	$999,866	$—	$999,866
Intersegment revenues	39,052	2,476	4,404	16,824	62,756	(62,756)	—
Segment profit	55,433	49,491	74,979	46,392	226,295	(7,496)	218,799
Following is a reconciliation of segment profit to net income for the three months and nine months ended April 30, 2008 and 2007.

	Three months ended:		Nine months ended:
	April 30,		April 30,
	2008	2007	2008	2007
Total profit from reportable segments	$87,469	$79,244	$256,629	$226,295
Corporate and eliminations	(1,816)	(1,858)	(6,400)	(7,496)
Unallocated amounts:
Administrative costs	(33,071)	(31,083)	(96,865)	(87,831)
Investment and other income	920	385	3,307	917
Interest expense	(6,962)	(6,428)	(20,429)	(16,407)

Income before income taxes	46,540	40,260	136,242	115,478
Income taxes	(12,187)	(11,273)	(38,829)	(32,334)

Net income	$34,353	$28,987	$97,413	$83,144

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
     As of April 30, 2008, the Company has reserved 4,488,112 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 968,833 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended April 30, 2008 and 2007 was $1,415 ($863 net of taxes) and $1,353 ($825 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2008 and 2007 was $7,797 ($4,756 net of taxes) and $5,022 ($3,063 net of taxes), respectively. As of April 30, 2008, total unrecognized compensation cost related to share-based compensation awards was approximately $20,331 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2008 and 2007 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended		Nine Months Ended
	April 30, 2008		April 30, 2007
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	6.04	6.57	6.07	6.57
Expected volatility	32.05%	33.68%	34.01%	34.66%
Expected dividend yield	1.62%	1.58%	1.46%	1.51%
Risk-free interest rate	3.44%	4.66%	4.52%	4.90%
Weighted-average market value of underlying stock at grant date	$38.22	$35.35	$38.19	$33.32
Weighted-average exercise price	$38.22	$35.35	$38.19	$33.32
Weighted-average fair value of options granted during the period	$11.94	$12.83	$13.57	$12.57
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
     The Company granted 210,000 performance-based restricted shares during the nine months ended April 30, 2008, with a grant price and fair value of $32.83. As of April 30, 2008, 210,000 performance-based restricted shares were outstanding.

     A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2007	4,182,739	$26.36
New grants	954,500	$37.44
Exercised	(527,853)	$18.22
Forfeited or expired	(331,274)	$36.44

Outstanding at April 30, 2008	4,278,112	$29.06	6.7	$27,994

Exercisable at April 30, 2008	2,466,275	$25.15	5.4	$23,730

     The total intrinsic value of options exercised during the nine months ended April 30, 2008 and 2007, based upon the average market price during the period, was $10,725 and $5,016, respectively. The total fair value of stock options vested during the nine months ended April 30, 2008 and 2007, was $6,484 and $4,592, respectively.
NOTE H – Debt
     On March 18, 2008, the Company entered into an amendment to the Company’s revolving loan agreement with the various lenders under the loan agreement. The amendment extended the maturity date of the revolving loan from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same.
NOTE I – Shareholders’ Equity
     In September 2007, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the nine months ended April 30, 2008, the Company reacquired approximately 944,000 shares of its Class A Nonvoting Common Stock for approximately $28,500.
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to an additional one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the nine months ended April 30, 2008, the Company did not reacquire any shares under this repurchase plan.

NOTE J – Employee Benefit Plans
     The Company provides postretirement medical, dental and vision benefits for eligible regular full and part-time domestic employees (including spouses) outlined by the plan. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008, and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2008 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2007.
NOTE K – Income Taxes
     On August 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure and transition issues.
     The adoption of FIN 48 resulted in a $900 charge to earnings retained in the business as of August 1, 2007 and a change in the classification of the liability on the balance sheet from accrued income taxes to other liabilities. As of August 1, 2007, the Company’s liability for uncertain tax positions was $15,900. Unrecognized tax benefits of $10,500 would affect the Company’s effective tax rate if recognized. As of April 30, 2008, the Company’s liability for uncertain tax positions was $15,600.
     The Company recognizes accrued interest related to unrecognized tax benefits in income taxes on the accompanying condensed consolidated statements of income. At August 1, 2007, the Company had accrued $2,200 for the potential payment of interest which was included in the $15,900 liability for uncertain tax positions. During the nine months ended April 30, 2008, the Company recognized $200 in potential interest associated with uncertain tax positions. The total accrual for potential payment of interest was $2,400 as of April 30, 2008. During the third quarter of fiscal 2008, approximately $2,000 of tax benefits were recognized due to expiring statutes of limitation.
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction, and various state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years

United States – Federal	F’05 – F’07
France	F’05 – F’07
Germany	F’03 – F’07
United Kingdom	F’05 – F’07

NOTE L – New Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
a)	Acquisition costs will generally be expensed as incurred;

b)	Noncontrolling interests will be valued at fair value at the acquisition date;

c)	Liabilities related to contingent consideration will be re-measured at fair value in each subsequent reporting period;

d)	Restructuring costs associated with a business combination will generally be expensed after the acquisition date; and

e)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires expanded quantitative, qualitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. This new statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects that the adoption of SFAS No. 161 will not have a material impact on its financial position and results of operations. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 161 on the Company’s financial disclosures when such statement is adopted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Slovakia, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in the Philippines, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
     Sales for the quarter ended April 30, 2008, increased 10.3% to $381.9 million, compared to $346.3 million in the same period of fiscal 2007. Of the increase in sales, organic sales declined 1.2%, acquisitions added 5.0% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 6.5%. Net income for the quarter ended April 30, 2008, was $34.4 million or $0.63 per diluted Class A Nonvoting Common Share, up 18.5% and 18.9%, respectively, from $29.0 million or $0.53 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year.
     Sales for the nine months ended April 30, 2008, increased 12.6% to $1,126.2 million, compared to $999.9 million in the same period of fiscal 2007. Of the increase in sales, organic sales declined 0.2%, acquisitions added 6.8% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar added 6.0%. Net income for the nine months ended April 30, 2008, was $97.4 million or $1.77 per diluted Class A Nonvoting Common Share, up 17.2% and 16.4%, respectively, from $83.1 million or $1.52 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
     The comparability of the operating results for the three and nine months ended April 30, 2008, to the same periods of the prior year has been significantly impacted by the following acquisitions completed in fiscal 2008 and fiscal 2007.

Acquisitions	Segment	Date Completed
Comprehensive Identification Products, Inc. (“CIPI”)	Direct Marketing & People ID Americas, Europe, & Asia-Pacific	August 2006
Precision Converters, L.P. (“Precision Converters”)	Brady Americas	October 2006
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Brady Americas, Europe, & Asia-Pacific	December 2006
Asterisco Artes Graficas Ltda. (“Asterisco”)	Brady Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006
Clement Communications, Inc. (“Clement”)	Direct Marketing & People ID Americas	February 2007
Sorbent Products Co., Inc. (“SPC”)	Brady Americas, Europe & Asia-Pacific	April 2007
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Direct Marketing & People ID Americas	March 2008

     Sales for the three months ended April 30, 2008, increased 10.3% compared to the same period in fiscal 2007. The increase was comprised of a decline in organic sales of 1.2%, an increase of 5.0% due to the acquisitions listed in the above table, and an increase of 6.5% due to the effect of currencies on sales. Declining organic sales for the quarter were the result of a 2.4% and 7.4% decline in the organic sales in the Direct Marketing Americas and Asia-Pacific segments, respectively, partially offset by 3.6% growth in the Brady Americas segment and 0.1% growth in Europe. Organic sales in the Brady Americas segment were driven by solid results in the education and industrial OEM markets. The declines in the Direct Marketing Americas segment were the result of slowing in the construction and manufacturing markets. The Asia-Pacific segment experienced decreases in organic sales resulting from weakness in certain segments of the mobile handset market, the Company’s decision to deemphasize low-margin business in the mobile handset space, and continued pricing pressures in the mobile handset market.
     Sales for the nine months ended April 30, 2008, increased 12.6% compared to the same period in fiscal 2007. The increase was comprised of a slight decline in organic sales of 0.2%, an increase of 6.8% due to the acquisitions listed above, and an increase of 6.0% due to the effect of currencies on sales. The solid organic growth in the Brady Americas segment of 4.6%, in addition to the slight increase in organic sales in Europe of 0.6%, was offset by a decrease in the Direct Marketing Americas segment of 1.3% and a decline of 5.0% in the Asia-Pacific segment. On a year-to-date basis, solid organic growth in the Brady Americas segment was driven by positive results across multiple markets, including safety and industrial identification, laboratory, and education. The decline in organic sales in the Asia-Pacific segment on a year-to-date basis was due to factors mentioned above.
     Gross margin as a percentage of sales increased to 49.6% from 48.8% for the quarter and to 49.0% from 48.4% for the nine months ended April 30, 2008, compared to the same periods of the previous year. The increase in gross margin as a percentage of sales was primarily the result of cost reduction actions taken during fiscal 2007 and fiscal 2008.
     Research and development (“R&D”) expenses increased 17.6% to $10.3 million for the quarter and 11.3% to $29.3 million for the nine months ended April 30, 2008, compared to $8.7 million and $26.4 million for the same periods in the prior year, respectively. As a percentage of sales, R&D expenses represented a slightly higher percentage of sales, increasing to 2.7% in the third quarter of fiscal 2008 from 2.5% in the third quarter of fiscal 2007, and remained at 2.6% in the first nine months of fiscal 2008 compared to 2.6% in the first nine months of fiscal 2007, reflecting the Company’s continuing commitment to investing in new product development.
     Selling, general and administrative (“SG&A”) expenses increased 11.1% to $126.7 million for the three months ended April 30, 2008, compared to $114.1 million for the same period in the prior year and 13.3% to $369.6 million for the nine months ended April 30, 2008, compared to $326.1 million for the same period in the prior year. The increase in SG&A expenses was primarily the result of the effect of currencies and acquisitions made during fiscal 2007 and 2008. As a percentage of sales, SG&A expenses increased to 33.2% from 32.9% for the quarter and to 32.8% from 32.6% for the nine months ended April 30, 2008, compared to the same periods in the prior year.
     Interest expense increased to $7.0 million from $6.4 million for the quarter and to $20.4 million from $16.4 million for the three and nine months ended April 30, 2008, compared to the same periods in the prior year. The increase in interest expense for the three and nine months ended April 30, 2008 was due to interest on the $150 million private placement of senior notes that the Company completed in the third quarter of fiscal 2007.
     Other income and expense increased to $0.9 million of income for the quarter and to $3.3 million of income for the nine months ended April 30, 2008, compared to $0.4 million of income and $0.9 million of income for the same periods in the prior year, respectively. Of the $0.9 million in other income for the three months ended April 30, 2008, $1.4 million was the result of interest income generated from investments of excess cash, partially offset by $0.7 million of foreign exchange losses. Other income and expense for the three months ended April 30, 2007 consisted primarily of $0.6 million of interest income, partially offset by $0.4 million of foreign exchange losses. For the nine months ended April 30, 2008, of the $3.3 million of other income, $4.3 million was related to interest income generated from investments, partially offset by $1.3 million in foreign exchange losses. Other income for the nine months ended April 30, 2007, consisted primarily of $1.4 million was related to interest income, partially offset by $0.8 million of foreign exchange losses.
     The Company’s effective tax rate was 26.2% for the quarter, and 28.5% for the nine months ended April 30, 2008, compared to 28.0% for the three and nine months ended April 30, 2007. The Company recognized approximately $2 million in income tax benefits due to the expiration of various statutes of limitations, resulting in an effective tax rate of 26.2% during the third quarter of fiscal 2008. On a year-to-date basis, the increased tax rate in fiscal 2008 is primarily due to increased profits in higher tax countries. The Company expects the full year effective tax rate for fiscal 2008 to be approximately 29%.
     Net income for the three months ended April 30, 2008, increased 18.5% to $34.4 million, compared to $29.0 million for the same quarter of the previous year. Net income as a percentage of sales increased to 9.0% from 8.4% for the quarter ended April 30, 2008, compared to the same period in the prior year, due to the factors noted above. For the nine months ended April 30, 2008, net income increased 17.2% to $97.4 million, compared to $83.1 million for the same period in the previous year. As a percentage of sales, net income increased to 8.6% from 8.3% for the nine months ended April 30, 2008, compared to the same period in the previous year.

Business Segment Operating Results
Effective August 1, 2007, the Company revised its reportable segments as a result of organizational changes within the executive leadership team. Management of the Company now evaluates results based on the following businesses: Brady Americas, Direct Marketing & People ID Americas, Europe, and Asia-Pacific.

		Direct
		Marketing &				Corporate
	Brady	People ID		Asia-		and
(Dollars in thousands)	Americas	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2008	$100,425	$65,982	$133,422	$82,080	$381,909	$—	$381,909
April 30, 2007	88,077	65,784	111,266	81,205	346,332	—	346,332

Nine months ended:
April 30, 2008	$300,963	$196,840	$364,951	$263,413	$1,126,167	$—	$1,126,167
April 30, 2007	251,346	189,446	302,477	256,597	999,866	—	999,866

SALES GROWTH INFORMATION
Three months ended April 30, 2008
Base	3.6%	-2.4%	0.1%	-7.4%	-1.2%	—	-1.2%
Currency	2.8%	1.7%	11.3%	7.9%	6.5%	—	6.5%
Acquisitions	7.6%	1.0%	8.5%	0.6%	5.0%	—	5.0%
Total	14.0%	0.3%	19.9%	1.1%	10.3%	—	10.3%

Nine months ended April 30, 2008
Base	4.6%	-1.3%	0.6%	-5.0%	-0.2%	—	-0.2%
Currency	2.4%	1.6%	10.5%	7.3%	6.0%	—	6.0%
Acquisitions	12.7%	3.6%	9.5%	0.4%	6.8%	—	6.8%
Total	19.7%	3.9%	20.6%	2.7%	12.6%	—	12.6%
SEGMENT PROFIT
Three months ended:
April 30, 2008	$22,692	$17,477	$36,245	$11,055	$87,469	$(1,816)	$85,653
April 30, 2007	20,245	17,768	29,370	11,861	79,244	(1,858)	77,386
Percentage increase	12.1%	-1.6%	23.4%	-6.8%	10.4%	-2.3%	10.7%

Nine months ended:
April 30, 2008	$66,667	$49,645	$97,212	$43,105	$256,629	$(6,400)	$250,229
April 30, 2007	55,433	49,491	74,979	46,392	226,295	(7,496)	218,799
Percentage increase	20.3%	0.3%	29.7%	-7.1%	13.4%	-14.6%	14.4%
NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007
Total profit from reportable segments	$87,469	$79,244	$256,629	$226,295
Corporate and eliminations	(1,816)	(1,858)	(6,400)	(7,496)
Unallocated amounts:
Administrative costs	(33,071)	(31,083)	(96,865)	(87,831)
Investment and other income	920	385	3,307	917
Interest expense	(6,962)	(6,428)	(20,429)	(16,407)

Income before income taxes	46,540	40,260	136,242	115,478
Income taxes	(12,187)	(11,273)	(38,829)	(32,334)

Net income	$34,353	$28,987	$97,413	$83,144

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

Brady Americas:
     Brady Americas sales increased 14.0% for the quarter and 19.7% for the nine months ended April 30, 2008, compared to the same periods in the prior year. Organic growth accounted for 3.6% and 4.6% in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. For the quarter, the organic growth was driven by strong performance in the education market resulting from the fiscal 2007 launch of the VariQuest suite of products as well as solid results in the industrial OEM markets, partially offset by a softening in the manufacturing and utility markets. Fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 2.8% in the quarter and 2.4% for the nine-month period. Sales in the segment were increased by the fiscal year 2007 acquisitions of Precision Converters, Scafftag, Asterisco, and SPC, which increased sales by 7.6% for the quarter and 12.7% for the nine-month period.
     Segment profit for the region increased 12.1% to $22.7 million from $20.2 million for the quarter and 20.3% to $66.7 million from $55.4 million for the nine months ended April 30, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 22.6% from 23.0% in the third quarter of fiscal 2008 and increased slightly to 22.2% from 22.1% in the nine months ended April 30, 2008, compared to the same periods in the prior year. The slight decline for the third quarter in segment profit as a percentage of sales was due primarily to the one-time cost of consolidating two medical die cut businesses. The consolidation of these businesses will allow the Company to leverage resources and drive future profit improvements.
Direct Marketing and People ID Americas:
     Direct Marketing and People ID Americas sales increased 0.3% for the quarter and 3.9% for the nine months ended April 30, 2008, compared to the same periods in the prior year. Organic sales for the segment declined 2.4% and 1.3% in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. The decline in the organic sales for the third quarter and nine-month period was due primarily to softness in the manufacturing and construction sectors. Fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 1.7% in the quarter and 1.6% for the nine-month period. Sales in the segment were increased by the fiscal year 2008 acquisition of DAWG and the fiscal year 2007 acquisitions of CIPI and Clement, which increased sales by 1.0% for the quarter and 3.6% for the nine-month period.
     Segment profit for the region decreased 1.6% to $17.5 million from $17.8 million for the quarter and increased 0.3% to $49.6 million from $49.5 million for the nine months ended April 30, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 26.5% from 27.0% in the third quarter of fiscal 2008 and to 25.2% from 26.1% in the nine months ended April 30, 2008, compared to the same periods in the prior year. The decline in segment profit as a percentage of sales compared to the prior year was due to the decline in organic sales during the quarter and on a year-to-date basis.
Europe:
     Europe sales increased 19.9% for the quarter and 20.6% for the nine months ended April 30, 2008, compared to the same periods in the prior year. Organic growth accounted for 0.1% and 0.6% in the quarter and year-to-date, respectively, compared to the same periods in the previous year. Prior year sales relating to the implementation of “No Smoking” legislation in the U.K. and France, created tough comparables for organic sales in the segment, as these sales did not recur in fiscal 2008. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 11.3% in the quarter and 10.5% for the nine-month period. The fiscal 2008 acquisition of Transposafe and the fiscal 2007 acquisitions of CIPI, Scafftag, Moderno, and SPC increased sales by 8.5% for the quarter and 9.5% for the nine-month period.
     Segment profit for the region increased 23.4% to $36.2 million from $29.4 million for the quarter and 29.7% to $97.2 million from $75.0 million for the nine months ended April 30, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 27.2% from 26.4% in the third quarter of fiscal 2008 and to 26.6% from 24.8% in the nine months ended April 30, 2008, compared to the same periods in the prior year. The increase in segment profit was driven by the sales results noted above, as well as the realization of benefits from cost reduction activities taken at the end of fiscal 2007.

Asia-Pacific:
     Asia-Pacific sales increased 1.1% for the quarter and 2.7% for the nine months ended April 30, 2008, compared to the same periods in the prior year. Organic sales in local currency decreased 7.4% in the quarter and 5.0% year-to-date, compared to the same periods in the previous year. Although the segment saw gains with certain OEM customers, these were offset by a drop in sales to OEM customers who lost significant market share, as well as competitive, commodity business the Company chose to deemphasize. Pricing pressures remained steady during the quarter. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 7.9% in the quarter and 7.3% for the nine-month period. The fiscal 2007 acquisitions of CIPI, Scafftag, and SPC increased sales by 0.6% for the quarter and 0.4% for the nine-month period.
     Segment profit for the region decreased 6.8% to $11.1 million from $11.9 million for the quarter and declined 7.1% to $43.1 million from $46.4 million for the nine months ended April 30, 2008, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 13.5% from 14.6% in the third quarter of fiscal 2008 and to 16.4% from 18.1% in the nine months ended April 30, 2008, compared to the same periods in the prior year. The decline in segment profit as a percentage of sales was due to the industry mix shift from high-end, feature rich mobile phones to low-end basic mobile phones and continued pricing pressures within the mobile handset supply chain, partially offset by cost reduction activities initiated in fiscal 2007.
Financial Condition
     The Company’s current ratio as of April 30, 2008, was 2.4 compared to 2.1 at July 31, 2007. Cash and cash equivalents were $227.4 million at April 30, 2008, compared to $142.8 million at July 31, 2007. There were no short-term investments outstanding at April 30, 2008, compared to $19.2 million outstanding at July 31, 2007. Accounts receivable increased $13.4 million for the nine months ended April 30, 2008, due to the acquisitions of Transposafe and DAWG and foreign currency translation, partially offset by a lower receivable balance at April 30, 2008. Inventories decreased $4.2 million for the nine months ended April 30, 2008, to $135.6 from $139.8 million. The decline in inventory due to working capital initiatives was partially offset by the acquisitions of Transposafe and DAWG, as well as foreign currency translation. The net decrease in current liabilities was $8.8 million for the current fiscal year. The decrease was composed of a decline in accrued income taxes as the adoption of FIN 48 required a reclassification of a portion of the current payable recorded at July 31, 2007 to long-term liabilities, and a decline in other current liabilities partially offset by an increase in accounts payable due to foreign currency translation.
     Cash flow from operating activities totaled $152.1 million for the nine months ended April 30, 2008, compared to $79.7 million for the same period last year. The increase was the result of the impact of working capital initiatives on accounts receivable and inventory balances as compared to the changes reported for the nine months ended April 30, 2007, an increase in net income of $14.3 million, and a $5.3 million increase in depreciation and amortization on the intangible assets acquired in fiscal 2007.
     The acquisitions of businesses used $28.9 million of cash for the nine months ended April 30, 2008, compared to $157.9 million for the same period in the prior year. Payments of $4.4 million, $1.2 million, and $0.2 million were made during the nine months ended April 30, 2008 to satisfy the earnout and holdback liabilities of the Daewon Industry Corporation, STOPware, Inc., and Asterisco acquisitions, respectively. Capital expenditures were $19.7 million for the nine months ended April 30, 2008, compared to $42.1 million in the same period last year. Fiscal 2007 capital expenditures included the implementation of SAP and expansions in China, Canada, India, Slovakia, and other locations which were not repeated in fiscal 2008. Net cash used in financing activities was $38.7 million for the nine months ended April 30, 2008, due to the payment of dividends and the repurchase of outstanding stock, partially offset by the proceeds from the exercise of stock options. Net cash provided by financing activities for the same period last year was $131.6 million due to proceeds from the private placement of $150 million of senior notes in the third quarter, partially offset by the payment of dividends.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same.
     Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of April 30, 2008, the Company was in compliance with the covenants of the agreement.
     The credit agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. During the nine months ended April 30, 2008, the Company did not borrow or repay any amounts under the credit agreement. As of April 30, 2008, there were no outstanding borrowings under the credit agreement.

     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, beginning in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2008, the Company was in compliance with this covenant.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, beginning in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and fiscal 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2008, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes amortize over seven years beginning in 2008, with interest payable on the notes semiannually on June 28 and December 28, beginning in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The agreement also requires the Company to maintain a financial covenant. As of April 30, 2008, the Company was in compliance with this covenant.
     On May 20, 2008, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.15 per share payable on July 31, 2008 to shareholders of record at the close of business on July 10, 2008.
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

Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, consumer electronics, mobile handset, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2007. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2008, the Company had no interest rate derivatives.
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

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In September 2007, the Company announced that the Board of Directors of the Company had authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes.
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to an additional one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes.
     The following table provides information with respect to the purchases of Class A Nonvoting Common Stock during the nine months ended April 30, 2008.
ISSUER PURCHASES OF SECURITIES

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
February 1, 2008 – February 29, 2008	267,306	$29.34	267,306	732,694
March 1, 2008 – March 31, 2008	676,490	$30.58	676,490	1,056,204
April 1, 2008 – April 30, 2008	—	$—	—	1,056,204

Total	943,796	$30.23	943,796	1,056,204

ITEM 6. Exhibits
(a)	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: June 6, 2008	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: June 6, 2008	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)