Form 10-K
period 2008-07-31
BRADY CORP
filed 2008-09-26
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-14959

BRADY CORPORATION
(Exact name of registrant as specified in charter)

Wisconsin	39-0178960
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
6555 West Good Hope Road,
Milwaukee, WI 53223
(Address of principal executive offices) (Zip Code)
(414) 358-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Nonvoting Common Stock, Par	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☑
     The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2008, was approximately $1,432,768,457 (based on closing sale price of $30.49 per share on that date as reported for the New York Stock Exchange). As of September 22, 2008, there were outstanding 49,855,020 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
     Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.
Item 1.  Business
(a)  General Development of Business
     The Company, a Wisconsin corporation founded in 1914, currently operates 63 manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Slovakia, South Korea, Sweden, Thailand, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Spain, Taiwan, Turkey and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.
(b) Financial Information About Industry Segments
     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(c) Narrative Description of Business
Overview
     Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products which identify and protect premises, products and people. Brady’s core capabilities in manufacturing, channel management, printing systems, precision engineering and materials expertise make it a leading supplier to customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, security/brand education, governmental, public utility, and a variety of other industries. The Company’s ability to provide customers with a broad range of differentiated solutions both through the organic development of its existing business and the acquisition of complementary and adjacent businesses, its commitment to quality and service, its global footprint and its diversified sales channels have made it a world leader in its markets.
     Brady manufactures and markets a wide range of products for use in diverse applications. Major product lines include facility identification; safety and complementary products; wire and cable identification products; sorbent materials; people identification products, regulatory publishing; high-performance identification products for product identification, and work-in-process identification; bar code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, automotive electronics and other electronics. Products are marketed through multiple channels, including distributors, resellers, business-to-business direct marketing and a direct sales force.
     The need for the Company’s products is driven, in part, by customer specifications, by regulatory compliance requirements imposed by agencies such as the Occupational Safety & Health Administration (“OSHA”) and the Environmental Protection Agency (“EPA”) in the United States and similar regulatory agencies around the world, and by the need to identify and track assets or to identify, direct, warn, inform, train and protect people or products.
     The Company has a broad customer base, with its largest customer representing approximately 6% of net sales.
Competitive Strengths
     The Company believes the following competitive strengths will allow it to achieve its strategy:
     Leader in Niche Markets.  Brady competes in niche markets where it believes it is often the leading supplier with the manufacturing expertise, infrastructure, channels and sales resources necessary to provide the required product or comprehensive solution. For example, the Company believes it is the leading supplier of wire identification products to the North American MRO (Maintenance, Repair and Operations) market and of precision die-cut components to the mobile telecommunications market. The Company believes its leadership positions make it a preferred supplier to many of its customers and enables it to be successful in its markets, which are generally fragmented and populated with smaller or regional competitors.
     Differentiated Solutions and Commitment to Innovation.  The Company believes its sophisticated engineering and manufacturing capabilities, as well as its expertise in materials, give it a competitive advantage in supplying customized or high specification product solutions to meet individualized customer needs. The Company has been successful in identifying and incorporating innovative technologies to create integrated and precise solutions. Additionally, it is able to use its materials expertise and its investment in research and development to provide unique products to meet the demands of end-customers in new, faster growing markets adjacent to its traditional markets, such as laboratory identification, aerospace, defense, and mass transit. Brady’s commitment to product innovation is reflected in its research and development efforts that include approximately 250 employees primarily dedicated to research and development activities mainly in the United States, but also in Belgium, China, Germany, Singapore, Sweden and South Korea.
     Operational Excellence.  Brady has achieved continuous improvement in operational productivity. It employs well-developed problem solving techniques and invests in state-of-the-art equipment to capture efficiencies. The Company is largely vertically integrated and designs, manufactures and markets a majority of the products it sells. The Company has invested heavily over the last several years to centralize its North American distribution network and to standardize its SAP software applications. It has consistently generated positive cash flow from operations by continually reducing costs and optimizing inventory management and the efficiency of its manufacturing operations.
     Broad Customer Base and Geographic Diversity.  Brady believes its global infrastructure and diverse market presence limit the impact of an economic downturn on its business in any particular country or region, enables it to act as a primary supplier to many of its global customers and provides a solid platform for further expansion. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 62.9% of net sales in fiscal 2008. The Company’s broad product offering and global presence benefit many of its customers who seek a single or primary supplier. Brady has over 500,000 end-customers that operate in multiple industries.
     Disciplined Acquisition and Integration Strategy.  The Company has a dedicated team of experienced professionals that employ a disciplined acquisition strategy and process to acquire companies. It applies strict financial standards to evaluate all acquisitions using an expected return model based on a modified return on invested capital calculation. It also conducts disciplined integration reviews of acquired firms to track progress toward results expected at the time of acquisition. Since 1996, the Company has acquired and integrated 53 companies to increase market share in existing and new geographies, expand the product range it offers to both existing and new customers, as well as add new technological capabilities.
     Channel Diversity and Strength.  Brady utilizes a wide range of channels to reach customers across a broad array of industries. It employs direct marketing expertise to meet its customers’ need for convenience. The Company also has long-standing relationships with, and is a preferred supplier to, many of its largest distributors. In addition, the Company employs a global sales team to support both distributors and end users and to serve their productivity, tracking and safety requirements. The Company believes its strong brands and reputation for quality, innovation and on-time delivery contribute to the popularity of its products with distributors, original equipment manufacturers (“OEMs”), resellers and other customers.
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

Key Strategies
     The Company’s primary growth objectives are to build upon its leading market positions, to improve its performance and profitability and to expand its existing activities through a multi-pronged strategic approach that incorporates both organic growth and acquisitions. The Company’s key strategies include:
     Improve Profitability.  The Company plans to continue its focus on improving operating efficiency, reducing costs, and improving productivity and return on invested capital. To this end, Brady has launched the Brady Business Performance System (“BBPS”) in most of its operations globally. This approach to improving profitability focuses on strategy deployment, operational efficiencies and lean manufacturing principles to drive cost-savings, enhance customer service and overall business performance. In addition, each acquisition the Company makes provides additional opportunities to improve its performance as well as the performance of the acquired company. The Company often continues to realize synergies with acquired companies several years after the acquisition date.
     Capitalize on Growing Niche Markets.  The Company seeks to leverage its premier reputation, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing niche markets. Growth prospects are driven primarily by the general health of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify their assets and protect their employees, as well as technological advances in markets such as mobile telecommunications, computers and other electronic devices.
     Increase Market Share.  Many Brady markets are fragmented and populated with smaller or regional competitors. The Company seeks to leverage its investment in new product development and its global sales, operations and distribution capabilities to increase market share, as well as expand its distribution channels to capture new customers. The Company employs a dedicated and experienced sales team that works closely with existing distributors and customers to identify and capture new opportunities. In addition, Brady plans to leverage the strength of its brands, the quality of its products and its long-standing relationships with key customers to build upon current market positions.
     Enter New Markets.  The Company looks to leverage its quality products, global infrastructure, channel relationships and selling capabilities to effectively enter new markets, many of which are fragmented and populated with smaller competitors. For example, Brady is expanding its precision die-cut capabilities into the medical market and is leveraging its common distribution networks into the sorbent materials market. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products as well as seek additional applications for products in existing and new markets. The Company reviews its product and market portfolio on a regular basis through its standardized review process in order to identify new opportunities.
     Expand Geographically.  Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States. The Company is committed to being in close proximity to its customers and to low-cost manufacturing. Brady currently operates in 30 countries and employs approximately 7,800 people. Of the approximately 7,800 global employees, Asia-Pacific accounts for 42%, with North America, Europe, and Latin America employing 31%, 20%, and 7% of the workforce, respectively. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.
     Pursue Strategic Acquisitions.  The Company intends to continue to make complementary strategic acquisitions to further its goals of strengthening its market positions and entering new markets and geographies. Brady works to drive substantial value creation through capitalizing on its acquisition and integration acumen.
     Improve Working Capital. Over the past fiscal year, the Company has sharpened its focus on working capital management. The Company intends to drive increases in operating cash flow by heightened focus on inventory, accounts receivable, and accounts payable management. This focus is further evidenced by the incorporation of working capital targets in the majority of employee incentive plans.
Products
     The Company is largely vertically integrated by designing, developing, coating and producing most of its identification products and printing systems. Brady materials are developed internally and manufactured out of a variety of films, many of which are coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.
     The Company’s stock and custom products consist of over 500,000 stock-keeping units, including complete identification systems and other products used to create a safer work environment, improve operating efficiencies, and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs, identification tags and markers, pipe and valve markers, asset identification labels, lockout/tagout products, security and traffic control products, printing systems and software for creating safety and regulatory labels and signs, spill control and clean up products, wire and cable markers, high-performance labels, laboratory identification labels and printing systems, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems, personal identification products, and precision die-cut solutions.
     Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific customer. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through direct marketing and distributor sales. The Company’s most significant types of products are described below.
•	Facility Identification
     Informational signs and do-it-yourself printers for use in a broad range of industrial, utility, commercial, governmental and institutional applications. These signs are either self-adhesive or mechanically mounted, designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company’s sign products include admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; transformers and power pole markers; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings; employment law posters; and photo luminescent (glow-in-the-dark) products.
     Warehouse identification products including labels, tags, and printing systems used to locate and identify inventory in storage facilities such as warehouses, factories, stockrooms and other industrial facilities.
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
•	Safety and Security Products
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
     Identification systems and products including photo ID card systems that combine biometrics, digital imaging and other technologies to positively identify people; self-expiring name tags that make use of migratory ink technology which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration; software for visitor and employee identification; and identification accessories including lanyards, badge holders, badge reels and attachments, as well as photo identification kits.
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
     The Company manufactures customized precision die-cut products that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including mobile phones, personal data assistants, computer hard disk drives, computers and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits, patient monitoring, and bandaging applications.
•	Other Products
     The Company also designs and produces software for bar-coding and inspection automation, industrial thermal-transfer printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site. The Company also offers poster printers, cutting systems, laminators and supplies to education and training markets.
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
     The Company also direct markets certain products and those of other manufacturers by catalog sales, outbound telemarketing, and electronic access via the Internet in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalogs are distributed in the United States, Australia, Brazil, Canada, China, France, Germany, Italy, Spain, Sweden, Switzerland and the United Kingdom, and include foreign-language catalogs.
Brands
     The Company’s products go to market under a variety of brand names. The Brady brand includes high-performance labels, printers, software, safety and facility identification products, lock-out/tag-out products, people identification products, and precision die-cut parts and specialty materials. Other die-cut materials are marketed as Balkhausen products. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Prinzing and Scafftag brands. In addition, identification for the utility industry is marketed under the Electromark brand and spill-control products are marketed under the SPC and D.A.W.G. brands; poster printers and cutting systems for education and government markets are offered under the Varitronics name brand; wire identification products are marketed under the Modernotecnica brand and the Carroll brand; direct marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts names; security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name; automatic identification and bar-code software is offered under the Teklynx brand; and security sealing and transportation identification is offered under the Transposafe Systems name.
Manufacturing Process and Raw Materials
     The Company manufactures the majority of the products it sells, while purchasing certain items from other manufacturers. Products manufactured by the Company generally require a high degree of precision and the application of adhesives with chemical and physical properties suited for specific uses. The Company’s manufacturing processes include compounding, coating, converting, printing, melt-blown operations, software development and printer design and assembly. The compounding process involves the mixing of chemical batches for primers, top coatings and adhesives. The coatings and adhesives are applied to a wide variety of materials including polyester, polyimide, cloth, paper, metal and metal foil. The converting process may include embossing, perforating, laminating, die cutting, slitting, and printing or marking the materials as required.
     The Company produces the majority of the pressure sensitive materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s “cellular” manufacturing processes and “just-in-time” inventory control are designed to attain profitability in small orders by emphasizing flexibility and the maximization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Many of the Company’s manufacturing facilities have received ISO 9001 or 9002 certification.
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
     The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. The Company spent approximately $40.6 million, $36.0 million, and $30.4 million during the fiscal years ended July 31, 2008, 2007, and 2006, respectively, on its research and development activities. In fiscal 2008, approximately 250 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Asia and under contract with universities, other institutions and consultants.

     The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.
International Operations
     In fiscal 2008, 2007, and 2006, sales from international operations accounted for 62.9%, 60.9%, and 57.6%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey and the United Kingdom. Most of these locations manufacture or have the capability to manufacture some of the products they sell. In addition, Brady has sales offices in Hong Kong, the Philippines, Spain, Taiwan, Turkey and the United Arab Emirates. Brady further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
Competition
     The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading producers of wire markers, safety signs, pipe markers, label printing systems, and bar-code-label-generating software. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.
Backlog
     As of July 31, 2008, the amount of the Company’s backlog orders believed to be firm was $32.0 million. This compares with $25.3 million and $42.3 million of backlog orders as of July 31, 2007 and 2006, respectively. Average delivery time for the Company’s orders varies from same day delivery to one month, depending on the type of product, and whether the product is stock or custom-designed and manufactured. The Company’s backlog does not provide much visibility for future business.
Environment
     At present, the manufacturing processes for our adhesive-based products utilize certain evaporative solvents, which, unless controlled, would be vented into the atmosphere. Emissions of these substances are regulated at the federal, state and local levels. The Company has implemented a number of systems and procedures to reduce atmospheric emissions and/or to recover solvents. Management believes the Company is substantially in compliance with all environmental regulations.
Employees
     As of July 31, 2008, the Company employed approximately 7,800 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be strong. The mix of employees is changing as the Company employs more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.
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

(e) Information Available on the Internet
     The Company’s Corporate Internet address is http://www.bradycorp.com. The Company makes available, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 reports filed by the Company’s insiders, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Item 1A.  Risk Factors
     Before making an investment decision with respect to our stock, you should carefully consider the risks set forth below and all other information contained in this report. If any of the events contemplated by the following risks actually occur, then our business, financial condition, results of operations, cash flow, or liquidity could be materially adversely affected.
Market demand for our products may be susceptible to fluctuations in the economy that may cause volatility in our results of operations, cash flows, and liquidity.
     Sales of our products may be susceptible to changes in general economic conditions, namely general downturns in the regional economies in which we compete. Our business in the facility & safety identification and wire identification product lines tend to vary with the nominal GDP of the local economies in which we manufacture and sell. As a result, in periods of economic contraction, our business may not grow or may decline. In the precision die-cut and high performance label product lines, we may be adversely affected by reduced demand for our products due to downturns in the global economy as this is a more volatile business. This can result in higher degrees of volatility in our net sales, results of operations, cash flows, and liquidity. These more volatile markets include, but are not limited to, mobile telecommunication devices, hard disk drives and electronics in personal computers and other electronic devices.
We may be adversely impacted by an inability to identify, complete and integrate acquisitions.
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
     Additionally, as we grow through acquisitions, it will continue to place significant demands on our management, operational and financial resources. Since the beginning of fiscal year 2004, we have acquired 28 companies. These recent and future acquisitions will require integration of sales and marketing, information technology, finance and administrative operations and information of the newly acquired business. The successful integration of acquisitions will require substantial attention from our management and the management of the acquired businesses, which could decrease the time they have to serve and attract customers. We cannot assure that we will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that we will be able to achieve the financial or operational success expected from the acquisitions. Our financial condition, cash flows and operational results could be adversely affected if we do not successfully integrate the newly acquired businesses or if our other businesses suffer on account of our increased focus on the newly acquired businesses.
If we fail to develop new products or our customers do not accept the new products we develop, our business could be affected adversely.
     Development of proprietary products is key to the success of our core growth and our high gross margins now and in the future. Therefore, we must continue to develop new and innovative products and acquire and retain the necessary intellectual property rights in these products on an ongoing basis. If we fail to make innovations, or the market does not accept our new products, then our financial condition, results of operations, cash flows, and liquidity could be adversely affected. We continue to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause our customers to buy from a competitor or may cause us to lower our prices in order to compete. This could have an adverse impact on our profitability.

     We operate in competitive markets and may be forced to cut our prices or incur additional costs to remain competitive, which may have a negative impact on our profitability.
     We face substantial competition throughout our entire business, but particularly in the precision die-cut business. Competition may force us to cut our prices or incur additional costs to remain competitive. We compete on the basis of production capabilities, engineering and R&D capabilities, materials expertise, our global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put us at a disadvantage in the affected business by threatening our market share in some markets or reducing our profit margins. Additionally, in some of our other businesses, our distributors/customers may seek lower cost sourcing opportunities, which could cause a loss of business that may adversely impact our revenues.
Foreign currency fluctuations could adversely affect our sales and profits.
     More than 60% of our revenues are derived outside of the United States. As such, fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect our revenues from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase our development costs in our foreign operations, to the extent such costs are payable in foreign currency, when translated into U.S. dollars. During fiscal year 2008, the weakening U.S. dollar versus the majority of other currencies increased sales by approximately $81.7 million.
Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations.
     We have a substantial amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions. As of July 31, 2008, we had $789.1 million of goodwill on our balance sheet, representing the excess of the total purchase price for our acquisitions over the fair value of the net assets we acquired, and $144.8 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks we acquired in our acquisitions. At July 31, 2008, goodwill and other intangible assets represented approximately 50.5% of our total assets. We evaluate goodwill at least annually for impairment based on the fair value of each operating segment. We assess the impairment of other intangible assets at least annually based upon the expected future cash flows of the respective assets. These valuations could change if there were to be future changes in our capital structure, cost of debt, interest rates, capital expenditures, or our ability to perform in accordance with our forecasts. If this estimated fair value changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing our earnings or increasing our losses in such period.
We have a concentration of business with several large key customers and distributors and loss of one or more of these customers could significantly affect our results of operations, cash flows, and liquidity.
     Several of our large key customers in the precision die-cut business together comprise a significant portion of our revenues. Our largest customer represents approximately 6% of our net sales. Additionally, we do business with several large distribution companies. Our dependence on these large customers makes our relationships with these customers important to our business. We cannot guarantee that we will be able to maintain these relationships and retain this business in the future. Because these large customers account for such a significant portion of our revenues, they possess relatively greater capacity to negotiate a reduction in the prices we charge for our products. If we are unable to provide products to our customers at the quality and prices acceptable to them or adapt to technological changes, some of our customers may in the future elect to shift some or all of this business to competitors or to substitute other manufacturer’s products. If one of our key customers consolidates, is acquired by another company or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large key customers could have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.
We increasingly conduct a sizable amount of our manufacturing outside of the United States, which may present additional risks to our business.
     As a result of our strong growth in developing economies, particularly in Asia, a significant portion of our sales is attributable to products manufactured outside of the United States. More than half of our approximately 7,800 employees and more than half of our manufacturing locations are outside of the United States. Our international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. We may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where we have operations could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
     We are in the process of upgrading certain portions of our information technology. Part of this upgrade includes continued implementations of SAP in our facilities in China, Europe, Malaysia, Singapore, Mexico, India and the United States. In fiscal years 2007 and 2008, we completed SAP implementations at 24 of our facilities in these regions, and expect to continue with additional implementations in future years. We expect that the implementation of the SAP platform will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage the SAP implementation process or implement these upgrades as scheduled could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
The increase in our level of indebtedness could adversely affect our financial health and make us vulnerable to adverse economic conditions.
     We have incurred indebtedness to finance acquisitions and for other general corporate purposes. Any increase in our level of indebtedness could have adverse consequences, such as:
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
Item 1B.  Unresolved Staff Comments

     None.
Item 2.  Properties
     The Company currently operates 63 manufacturing or distribution facilities in the following regions:
     Americas:  Sixteen are located in the United States; three each in Brazil and Mexico; and one in Canada.
     Europe:  Four each located in the United Kingdom and Germany; three each located in Belgium and France; two each in Italy and the Netherlands; and one each in Denmark, Norway, Poland, Slovakia, and Sweden.
     Asia-Pacific:  Seven are located in China; three in Australia; two in South Korea; and one each in Japan, Thailand, Singapore, India, and Malaysia.
     The Company’s present operating facilities contain a total of approximately 3.7 million square feet of space, of which approximately 2.6 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.
Item 3.  Legal Proceedings
     The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material adverse effect on the Company’s consolidated financial statements.
Item 4.  Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2008.

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
     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2008		2007		2006
	High	Low	High	Low	High	Low
4th Quarter	$39.04	$32.99	$37.73	$32.73	$42.79	$32.94
3rd Quarter	$34.00	$28.58	$38.37	$30.91	$40.49	$34.67
2nd Quarter	$40.03	$29.44	$40.52	$35.70	$39.98	$28.20
1st Quarter	$43.78	$34.04	$38.68	$33.16	$34.22	$26.98
     There is no trading market for the Company’s Class B Voting Common Stock.
(b) Holders
     As of September 22, 2008, there were 713 Class A Common Stock shareholders of record and approximately 4,100 beneficial shareholders. There are three Class B Common Stock shareholders.
(c) Issuer Purchases of Equity Securities
     In September 2007, the Company announced that the Board of Directors of the Company had authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. Share repurchases pursuant to this plan were completed in the fourth quarter of fiscal 2008.
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
     The following table provides information with respect to the purchases of Class A Nonvoting Common Stock during the fourth quarter of fiscal year 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
May 1, 2008 – May 31, 2008	—	$—	—	1,056,204
June 1, 2008 – June 30, 2008	—	$—	—	1,056,204
July 1, 2008 – July 31, 2008	405,340	$33.66	405,340	650,864

Total	405,340	$33.66	405,340	650,864

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
     During the two most recent fiscal years and for the first quarter of fiscal 2009, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	Year Ending
	2009	2008				2007
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.17	$0.15	$0.15	$0.15	$0.15	$0.14	$0.14	$0.14	$0.14
Class B	0.15335	0.13335	0.15	0.15	0.15	0.123	0.14	0.14	0.14
(e) Common Stock Price Performance Graph
     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2003, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s Small Cap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P Smallcap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/03 in stock or index — including reinvestment of dividends. Fiscal year ended July 31.

	7/31/2003	7/31/2004	7/31/2005	7/31/2006	7/31/2007	7/31/2008
Brady Corporation	100.00	134.21	206.13	206.60	217.53	231.99
S&P 500 Index	100.00	113.17	129.08	136.02	157.97	140.44
S&P SmallCap 600 Index	100.00	121.52	154.64	160.46	183.09	167.94
Russell 2000 Index	100.00	117.06	146.07	152.27	170.73	159.26

Copyright (C) 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.  Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2004 through 2008

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Operating Data (1)
Net Sales	$1,523,016	$1,362,631	$1,018,436	$816,447	$671,219
Gross Margin	744,195	657,044	525,755	433,276	345,361
Operating Expenses:
Research and development	40,607	35,954	30,443	25,078	23,028
Selling, general and administrative	495,904	449,103	338,796	285,746	248,171
Restructuring charge — net	—	—	—	—	3,181

Total operating expenses	536,511	485,057	369,239	310,824	274,380

Operating Income	207,684	171,987	156,516	122,452	70,981
Other Income (Expense):
Investment and other income — net	4,888	2,875	2,403	1,369	577
Interest expense	(26,385)	(22,934)	(14,231)	(8,403)	(1,231)

Net other expense	(21,497)	(20,059)	(11,828)	(7,034)	(654)

Income before income taxes	186,187	151,928	144,688	115,418	70,327
Income Taxes	53,999	42,540	40,513	33,471	19,456

Net Income	$132,188	$109,388	$104,175	$81,947	$50,871

Net Income Per Common Share — (Diluted):
Class A nonvoting	$2.41	$2.00	$2.07	$1.64	$1.07
Class B voting	$2.39	$1.98	$2.05	$1.63	$1.05
Cash Dividends on:
Class A common stock	$0.60	$0.56	$0.52	$0.44	$0.42
Class B common stock	$0.58	$0.54	$0.50	$0.42	$0.40
Balance Sheet at July 31:
Working capital	$390,524	$303,359	$240,537	$141,560	$131,706
Total assets	1,850,513	1,698,857	1,365,186	850,147	697,900
Long-term obligations, less current maturities	457,143	478,575	350,018	150,026	150,019
Stockholders’ investment	1,021,808	891,012	746,046	497,274	403,315
Cash Flow Data:
Net cash provided by operating activities	225,554	136,018	114,896	119,103	87,646
Depreciation and amortization	60,587	53,856	35,144	26,822	20,190
Capital expenditures	(26,407)	(51,940)	(39,410)	(21,920)	(14,892)

(1)	Financial data has been impacted by the acquisitive nature of the Company as two, seven, eleven and four acquisitions were completed in fiscal years ended July 31, 2008, 2007, 2006 and 2005, respectively. See Note 2 in Item 8 for further information on the acquisitions that were completed in each of the years.
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In fiscal 2008, the Company posted record sales of $1,523.0 million and record net income of $132.2 million, an increase of 11.8% and 20.8%, respectively, over fiscal 2007. Of the 11.8% increase in sales, organic sales were flat. In addition to the impact from the seven acquisitions completed in fiscal 2007, the Company completed two acquisitions in fiscal 2008, which added 5.8% growth while foreign currency translation increased sales by 6.0%. Sales in the Americas increased 9.4%, European sales rose 19.3%, and sales from the Asia-Pacific segment increased 6.8%.
     Net income for fiscal 2008 rose 20.8% to $132.2 million or $2.41 per diluted share of Class A Common Stock, compared to $109.4 million, or $2.00 per diluted share of Class A Common Stock in fiscal 2007.

     Brady acquired two companies in fiscal 2008 including businesses located in the Americas and Europe. The Company has added strategically driven acquisitions in spill containment products in the Americas and security sealing and asset protection in Europe. During fiscal 2008, the Company continued to integrate prior year acquisitions.
     In fiscal 2008, the Company generated $225.6 million of cash from operations, an increase of $89.5 million from the prior fiscal year. The increase was the result of increased net income as discussed above, in addition to the impact of company-wide working capital initiatives focused on accounts receivable, inventory, and accounts payable.
     Brady remains a financially strong company, with a solid balance sheet and strong cash flows. In September 2008, the Company announced that it will be increasing its cash dividend payment for the 23rd straight year.
Results of Operations
Year Ended July 31, 2008, Compared to Year Ended July 31, 2007
     The comparability of the operating results for the fiscal years ended July 31, 2008 to July 31, 2007, has been impacted by the following acquisitions completed in fiscal 2008, as well as the annualized impact of the acquisitions completed in fiscal 2007.

Acquisitions:	Segment	Date Completed
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Americas	March 2008
     Fiscal 2008 sales increased $160.4 million, or 11.8% from fiscal 2007. Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions owned less than one year and foreign currency effects), were flat compared to fiscal 2007. The acquisitions listed above and the annualized impact of the fiscal 2007 acquisitions increased sales by $78.7 million or 5.8% in fiscal 2008 compared to fiscal 2007. Fluctuations in the exchange rates used to translate financial results into the United States Dollar resulted in a sales increase of $81.7 million or 6.0% for the year.
     The gross margin as a percentage of sales increased to 48.9% in fiscal 2008 from 48.2% in fiscal 2007. The increase in gross margin as a percentage of sales was primarily the result of cost reduction actions taken during fiscal 2007 and fiscal 2008.
     Research and development expenses increased to $40.6 million in fiscal 2008 from $36.0 million in fiscal 2007, and increased slightly as a percentage of sales in fiscal 2008 to 2.7% compared to 2.6% in fiscal 2007, reflecting the Company’s continued commitment to investing in new product development.
     Selling, general, and administrative (“SG&A”) expenses increased to $495.9 million in fiscal 2008 as compared to $449.1 million in fiscal 2007. The increase in SG&A expenses was primarily the result of the effect of currencies and acquisitions made during fiscal 2007 and fiscal 2008. As a percentage of sales, SG&A decreased to 32.6% in fiscal 2008 from 33.0% in fiscal 2007.
     Investment and other income increased $2.0 million in fiscal 2008 to $4.9 million from $2.9 million in the prior year. The income recorded in fiscal 2008 and fiscal 2007 was primarily due to interest income earned on cash and marketable securities investments. The $4.9 million of investment and other income recorded in fiscal 2008 consisted of $5.9 million of interest income, partially offset by $1.0 million in foreign exchange losses. The increase in interest income in fiscal 2008 was the result of both increased net income and working capital initiatives that have increased cash balances.
     Interest expense increased to $26.4 million from $22.9 million for fiscal 2008 as compared to fiscal 2007. The increase in interest expense was mainly due to interest on the $150 million private placement of senior notes that the Company completed in the third quarter of fiscal 2007.
     The Company’s effective tax rate was 29.0% for fiscal 2008 as compared to 28.0% for fiscal 2007. The increased tax rate in fiscal 2008 was primarily due to increased profits in higher tax countries.
     Net income for the fiscal year ended July 31, 2008, increased 20.8% to $132.2 million, compared to $109.4 million for the fiscal year ended July 31, 2007, as a result of the factors noted above. Diluted net income per share increased 20.5% to $2.41 per share for fiscal 2008 compared to $2.00 per share for the fiscal year ended July 31, 2007.

Year Ended July 31, 2007, Compared to Year Ended July 31, 2006
     The comparability of the operating results for the fiscal years ended July 31, 2007 to July 31, 2006, has been impacted by the following acquisitions completed in fiscal 2007, as well as the annualized impact of the acquisitions completed in fiscal 2006.

Acquisitions:	Segment	Date Completed
Comprehensive Identification Products, Inc. (“CIPI”)	Americas, Europe and Asia-Pacific	August 2006
Precision Converters, L.P. (“Precision Converters”)	Americas	October 2006
Scafftag, Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd. (collectively “Scafftag”)	Americas, Europe and Asia-Pacific	December 2006
Asterisco Artes Graficas Ltda. (“Asterisco”)	Americas	December 2006
Modernotecnica SpA (“Moderno”)	Europe	December 2006
Clement Communications, Inc. (“Clement”)	Americas	February 2007
Sorbent Products Co., Inc. (“SPC”)	Americas, Europe and Asia-Pacific	April 2007
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

Business Segment Operating Results
     The Company is organized and managed on a geographic basis by region. Each of these regions, Brady Americas, Brady Europe and Brady Asia Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. In applying the criteria set forth in SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated.  As a result of the changes, the Company has changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008.

					Corporate and
(Dollars in thousands)	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2008	$667,106	$496,715	$359,195	$1,523,016	$—	$1,523,016
July 31, 2007	609,855	416,514	336,262	1,362,631	—	1,362,631
July 31, 2006	498,916	319,432	200,088	1,018,436	—	1,018,436
SALES GROWTH INFORMATION
Year ended July 31, 2008:
Organic	0.9%	(0.4)%	(1.1)%	0.0%	—	0.0%
Currency	2.0%	10.6%	7.6%	6.0%	—	6.0%
Acquisitions	6.5%	9.1%	0.3%	5.8%	—	5.8%

Total	9.4%	19.3%	6.8%	11.8%	—	11.8%
Year ended July 31, 2007:
Organic	3.3%	8.3%	(0.4)%	4.2%	—	4.2%
Currency	0.5%	9.0%	5.2%	4.1%	—	4.1%
Acquisitions	18.4%	13.1%	63.3%	25.5%	—	25.5%

Total	22.2%	30.4%	68.1%	33.8%	—	33.8%

SEGMENT PROFIT
Years ended:
July 31, 2008	$157,523	$135,426	$58,234	$351,183	$(9,048)	$342,135
July 31, 2007	144,583	107,552	57,236	309,371	(10,485)	298,886
July 31, 2006	125,065	83,970	49,316	258,351	(13,173)	245,178

NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
	2008	2007	2006
Total profit for reportable segments	$351,183	$309,371	$258,351
Corporate and eliminations	(9,048)	(10,485)	(13,173)
Unallocated amounts:
Administrative costs	(134,451)	(126,899)	(88,662)
Investment and other income – net	4,888	2,875	2,403
Interest expense	(26,385)	(22,934)	(14,231)

Income before income taxes	186,187	151,928	144,688
Income taxes	(53,999)	(42,540)	(40,513)

Net income	$132,188	$109,388	$104,175

     The Company evaluates segment performance using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, stock options, information technology and human resources, which are managed as global functions. Corporate research and development, interest, investment and other income and income taxes are also excluded when evaluating regional performance.
Americas
     Sales in the Americas region increased 9.4% from fiscal 2007 to fiscal 2008, and 22.2% from fiscal 2006 to fiscal 2007. Organic growth accounted for 0.9% in 2008 and 3.3% in 2007. The slowing growth in organic sales for fiscal 2008 was driven by softness in the manufacturing, construction, and utility markets, partially offset by solid performance in the education and OEM markets. The organic growth in fiscal 2007 was due to strong growth in the United States in both the Brady and direct marketing brands, with strong results from the electrical and wire identification products. The 2007 growth was partially offset by the planned transfer of die-cut business to Asia-Pacific in the early part of fiscal 2007. Canada and Brazil also experienced organic growth from fiscal 2006 to fiscal 2007. The acquisitions of CIPI, Precision Converters, Scafftag, Asterisco, Clement and SPC in fiscal 2007 and DAWG in fiscal 2008 added 6.5% to fiscal 2008 sales. The acquisitions of TruMed, J.A.M., Personnel Concepts and Identicard in fiscal 2006 and CIPI, Precision Converters, Scafftag, Asterisco, Clement and SPC in fiscal 2007 added 18.4% to fiscal 2007 sales. The positive effect of fluctuations in the exchange rates used to translate financial results into U.S. currency increased sales in the region by 2.0% and 0.5% in fiscal 2008 and 2007, respectively, when compared to the prior fiscal years.
     In the Americas region, segment profit as a percentage of sales decreased slightly to 23.6% in 2008 from 23.7% in 2007. This decrease was primarily due to the slowing growth in high margin organic sales during fiscal 2008, mostly offset by cost control efforts and improvements made in the prior year to lower performing businesses. Comparing fiscal 2007 to 2006, segment profit as a percentage of sales decreased to 23.7% in 2007 from 25.1% in 2006. This decrease was due to the effect of the recent acquisitions. As expected, the segment’s recent acquisitions have produced an initial rate of profit that is below the average rate of profit of the segment.
Europe
     Sales in the European region increased 19.3% in fiscal 2008 from fiscal 2007 and 30.4% in fiscal 2007 from fiscal 2006. Organic sales declined 0.4% in fiscal 2008 compared to an increase of 8.3% in fiscal 2007. The decline in organic sales in fiscal 2008 was primarily the result of a weakening European economy as well as tough comparables over the prior year due to the implementation of “No Smoking” legislation in the U.K. and France, as these sales did not recur in fiscal 2008. The organic growth reported in fiscal 2007 was due to growth in the majority of the businesses with a more focused approach to market segments, in addition to “No Smoking” legislation implemented in the U.K. and France. The strength of the European economy benefited the segment as well. Foreign currency translation increased the region’s sales by 10.6% in 2008 and increased the segment’s sales 9.0% in 2007. The acquisitions of CIPI, Scafftag, Moderno and SPC in fiscal 2007 and Transposafe in fiscal 2008 added 9.1% to the region’s sales in fiscal 2008 and the acquisitions of Texit and Tradex in fiscal 2006 and CIPI, Scafftag, Moderno and SPC in fiscal 2007 added 13.1% to the region’s sales in fiscal 2007.
     Segment profit as a percentage of sales increased to 27.3% in fiscal 2008 from 25.8% in fiscal 2007 and decreased to 25.8% in fiscal 2007 from 26.3% in fiscal 2006. The increase in segment profit in fiscal 2008 was driven by the sales increases noted above in addition to the realization of savings from cost reduction activities taken at the end of fiscal 2007. The decrease experienced in fiscal 2007 from 2006 was due to the global headquarter costs of Tradex, partially offset by the strong performance of the direct marketing businesses in the region.
Asia-Pacific
     Asia-Pacific sales increased 6.8% in fiscal 2008 from fiscal 2007 and 68.1% in fiscal 2007 from fiscal 2006. Organic sales declined 1.1% in fiscal 2008 and declined 0.4% in fiscal 2007. The decline in organic sales in fiscal 2008 was primarily the result of a drop in sales to OEM customers in the mobile handset market who lost significant market share, in addition to the competitive, less profitable business the Company chose to deemphasize. Declines in the mobile handset business were partially offset by solid growth in the smaller business lines of high performance labels, safety and facility identification, and hard disk drives during fiscal 2008. The decline in organic sales in fiscal 2007 was due to a slowdown in our OEM electronics business, led by the loss of certain programs in the hard disk drive business related to industry consolidation and a slowdown in high performance labeling. Foreign currency translation increased the region’s sales by 7.6% from fiscal 2007 to 2008 compared to an increase of 5.2% from fiscal 2006 to 2007. The acquisitions of CIPI, Scafftag and SPC in fiscal 2007 added 0.3% to the segment’s sales in fiscal 2008, whereas the acquisitions of QDPT, Accidental Health, Tradex, Carroll and Daewon in fiscal 2006 and CIPI, Scafftag and SPC in fiscal 2007 added 63.3% to the region’s sales in fiscal 2007.
     Segment profit as a percentage of sales decreased to 16.2% in fiscal 2008 from 17.0% in fiscal 2007 and to 17.0% in fiscal 2007 from 24.7% in fiscal 2006. The decline in segment profit as a percentage of sales in fiscal 2008 was due to the industry mix shift from high-end, feature rich mobile phones to low-end basic mobile phones and continued pricing pressures within the mobile handset supply chain, partially offset by cost reduction activities initiated in fiscal 2007. The decrease in fiscal 2007 was due to the slowdown in our OEM electronics business, excess capacity at our facilities and lower margins from acquisitions.
Liquidity and Capital Resources
     Cash and cash equivalents were $258.4 million at July 31, 2008, compared to $142.8 million at July 31, 2007. The Company did not hold any short-term investments at July 31, 2008, compared to $19.2 million of auction rate securities at July 31, 2007. Accounts receivable balances increased $22.9 million from July 31, 2007 to July 31, 2008. The increase in accounts receivable was due primarily to the effects of foreign currency translation, the acquisitions of Transposafe and DAWG, and sales growth, partially offset by the impact of working capital initiatives. Inventories decreased $5.2 million from July 31, 2007 to July 31, 2008 due to the impact of working capital initiatives, partially offset by the acquisitions of Transposafe and DAWG, as well as foreign currency translation. Current liabilities increased $28.5 million primarily due to a significant increase in accounts payable driven by both working capital initiatives and foreign currency translation.
     The Company has maintained significant cash balances due in large part to its strong operating cash flow, which totaled $225.6 million for fiscal 2008, $136.0 million for fiscal 2007 and $114.9 million for fiscal 2006. The increase in operating cash flow from fiscal 2007 to fiscal 2008 was the result of the impact of working capital initiatives on inventory, accounts receivable, and accounts payable, in addition to a $22.8 million increase in net income and a $6.7 million increase in depreciation and amortization resulting from capital investments and acquisitions made during fiscal 2007 and 2008.
     The Company believes its cash position is strong. While the Company strives to maximize investment income on its excess cash, preservation of principal is the first priority of the Company’s investment policy. In volatile markets, as the Company has recently experienced, the Company’s investment policy is intended to preserve principal as its primary goal, possibly at the expense of the yields historically achieved.
     The acquisitions of businesses used $29.3 million in fiscal 2008, $159.5 million in fiscal 2007, and $351.3 million in fiscal 2006. Contingent consideration payments of $4.4 million, $1.2 million, and $0.2 million were made during fiscal 2008 to satisfy the earnout and holdback liabilities of the fiscal 2006 acquisitions of Daewon Industry Corporation and STOPware, Inc., and the fiscal 2007 acquisition of Asterisco, respectively.
     Capital expenditures were $26.4 million in fiscal 2008, $51.9 million in fiscal 2007 and $39.4 million in fiscal 2006. The Company’s capital expenditures slowed in fiscal 2008, following two years of significant spending due to the global implementation of SAP in addition to the expansion of facilities in various countries. Fiscal 2007 capital expenditures included $9.8 million in spending on implementing SAP in 16 of Brady’s global operations and ultimately increasing the coverage of SAP from 60% of total revenue in fiscal 2006 to nearly 80% of total revenue in fiscal 2009. The remainder of the increase in capital expenditures in fiscal 2007 was due to expansions in China, Canada, India, Mexico, the Philippines, Slovakia and other locations. Capital expenditures in

2006 were driven by the completion of the central distribution warehouse in Milwaukee, Wisconsin, continued expansion in Asia, new facilities in Slovakia and in Canada and by upgrading existing plant and machinery.
     Financing activities used $76.9 million of cash in fiscal 2008, provided $129.4 million of cash in fiscal 2007 and provided $319.0 million in fiscal 2006. In fiscal 2006, the Company completed a secondary public offering of 4.6 million shares of its Class A nonvoting common stock and received proceeds of $157.7 million. Cash used for dividends to shareholders was $32.5 million in fiscal 2008, $30.1 million in fiscal 2007, and $26.1 million in fiscal 2006. Cash received from the exercise of stock options was $14.5 million in fiscal 2008, $6.8 million in fiscal 2007, and $8.9 million in fiscal 2006. The Company purchased treasury stock of $42.2 million in fiscal 2008; however, it did not purchase treasury stock in fiscal 2007, and purchased treasury stock of $24.7 million in fiscal 2006. In fiscal 2008, two stock repurchase plans were authorized pursuant to which the Company can purchase up to two million shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. The Company reacquired approximately 1,349,000 shares of its Class A Common Stock for $42.2 million in fiscal 2008. As of July 31, 2008, the Company was authorized to purchase up to approximately 651,000 additional shares in connection with the share repurchase plans. In fiscal 2006, a similar stock repurchase plan was implemented, with repurchased shares available for use in connection with the Company’s stock option plan and for other corporate purposes. The Company completed the repurchase of 800,000 shares of its Class A Common Stock for $26.5 million in fiscal 2006.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of July 31, 2008, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. During fiscal 2008, the Company borrowed $18 million and repaid $18 million under the revolving loan agreement. In fiscal 2007, the Company borrowed $109.3 million and repaid $109.3 million under the revolving loan agreement. As of July 31, 2008, there were no outstanding borrowings under the credit facility.
     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, which began in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, which began in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007 and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the

Company’s acquisition of EMED. The notes will be paid over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, which began in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The Company paid its first installment under the debt agreement in June 2008 for $21.4 million. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 30.9% at July 31, 2008, and 34.9% at July 31, 2007. Long-term obligations decreased by $21.4 million from July 31, 2007 to July 31, 2008 due to the portion of long-term obligations that is due for payment in fiscal 2009 that is recorded in current liabilities. Stockholders’ investment increased $130.8 million during this period primarily due to net earnings for fiscal 2008 and changes in accumulated other comprehensive income.
     The Company intends to fund its short-term and long-term operating cash requirements, including its fiscal 2009 dividend payments and 2009 debt payments, primarily through net cash provided by operating activities.
     The Company believes that its continued strong cash flows from operations, existing borrowing capacity and continued access to capital markets will enable it to execute its long-term strategic plan. This strategic plan includes investments, which expand its current market share, open new markets and geographies, develop new products and distribution channels and continue to improve our processes through the Brady Business Performance System. This strategic plan also includes executing key acquisitions.
Subsequent Events Affecting Liquidity and Capital Resources
     On September 16, 2008, the Board of Directors announced an increase in the quarterly dividend to shareholders of the Company’s Class A Common Stock, from $0.15 to $0.17 per share. The dividend will be paid on October 31, 2008, to shareholders of record at the close of business on October 10, 2008. This dividend represents an increase of 13% and is the 23rd consecutive annual increase in dividends since the Company went public in 1984.
     In fiscal 2009 through September 22, 2008, under the share repurchase plans authorized by the Company’s Board of Directors in fiscal 2008, the Company repurchased approximately 256,000 shares on the open market for $8.6 million. Under the share repurchase plans, the Company is authorized to purchase up to an additional 395,000 shares.
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

Payments Due Under Contractual Obligations
     The Company’s future commitments at July 31, 2008, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than	Uncertain
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Timeframe
Long-Term Debt Obligations	$478,574	$21,431	$121,429	$142,858	$192,856	$0
Operating Lease Obligations	77,937	26,151	34,607	12,431	4,748	0
Purchase Obligations(1)	31,570	31,208	362	0	0	0
Interest Obligations	124,100	25,204	45,589	31,699	21,608	0
Tax Obligations	16,017	0	0	0	0	16,017
Other Obligations(2)	11,552	511	1,382	1,857	7,802	0

Total	$739,750	$104,505	$203,369	$188,845	$227,014	$16,017

(1)	Purchase obligations include all open purchase orders as of July 31, 2008.

(2)	Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plans as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.
Inflation and Changing Prices
     Essentially all of the Company’s revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year, timing differences in instituting price changes and the large amount of part numbers make it impracticable to accurately define the impact of inflation on profit margins.
Critical Accounting Estimates
Income Taxes
     The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. The Company considers the resolution of prior-year tax matters to be such items. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes FIN 48 liabilities when it is not more likely than not that the Company will realize the full tax benefit of the position. The Company adjusts these FIN 48 liabilities in light of changing facts and circumstances.
     Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances for its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet recognized as expense in the consolidated financial statements.
Goodwill and Intangible Assets
     The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with a purchase price above $5 million must be further evaluated in a more detailed review.
Reserves and Allowances
     The Company has recorded reserves or allowances for inventory obsolescence, uncollectible accounts receivable, returns, credit memos, and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.
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
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2008, the Company had no interest rate derivatives.
     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities in Australia, Brazil, Canada, China, Mexico, South Korea, Thailand, India and throughout Europe.  It sells and distributes its products throughout the world.  As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products.  The Company’s operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the Australian dollar, changes between the dollar and the Canadian dollar, and changes between the dollar and the Chinese yuan.  Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity.  The Company’s favorable currency translation adjustments recorded in fiscal 2008 and fiscal 2007 were $128.0 million and $79.8 million, respectively.  As of July 31, 2008 and 2007, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $294.5 million and $203.8 million, respectively.  The potential decrease in the net current assets as of July 31, 2008 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $29.5 million.  This sensitivity analysis assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction relative to the dollar.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8.  Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 26, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/  Deloitte & Touche LLP
Milwaukee, WI
September 26, 2008

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2008 and 2007

	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$258,355	$142,846
Short term investments	—	19,200
Accounts receivable, less allowance for losses ($10,059 and $9,109, respectively)	262,461	239,569
Inventories:
Finished products	75,665	80,486
Work-in-process	21,187	21,309
Raw materials and supplies	37,767	37,983

Total inventories	134,619	139,778
Prepaid expenses and other current assets	43,650	42,020

Total current assets	699,085	583,413

Other assets:
Goodwill	789,107	737,450
Other intangibles assets	144,791	149,761
Deferred income taxes	25,943	32,508
Other	21,381	21,111
Property, plant and equipment:
Cost:
Land	6,490	6,332
Buildings and improvements	98,646	90,688
Machinery and equipment	282,232	248,356
Construction in progress	6,040	18,107

	393,408	363,483
Less accumulated depreciation	223,202	188,869

Property, plant and equipment — net	170,206	174,614

Total	$1,850,513	$1,698,857

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$118,209	$91,596
Wages and amounts withheld from employees	82,354	73,622
Taxes, other than income taxes	10,234	8,461
Accrued income taxes	21,523	24,677
Other current liabilities	54,810	60,254
Current maturities on long-term obligations	21,431	21,444

Total current liabilities	308,561	280,054
Long-term obligations, less current maturities	457,143	478,575
Other liabilities	63,001	49,216

Total liabilities	828,705	807,845

Commitments and contingencies (See Note 9)
Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 51,261,487 and 50,586,524 shares, respectively; (aggregate liquidation preference of $42,628 and $42,240 at July 31, 2008 and 2007, respectively)	513	506
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	292,769	266,203
Earnings retained in the business	639,059	540,238
Treasury stock — 1,046,191 and 0 shares, respectively of Class A nonvoting common stock, at cost	(33,234)	—
Accumulated other comprehensive income	128,161	83,376
Other	(5,495)	654

Total stockholders’ investment	1,021,808	891,012

Total	$1,850,513	$1,698,857

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)
Net sales	$1,523,016	$1,362,631	$1,018,436
Cost of products sold	778,821	705,587	492,681

Gross margin	744,195	657,044	525,755
Operating expenses:
Research and development	40,607	35,954	30,443
Selling, general and administrative	495,904	449,103	338,796

Total operating expenses	536,511	485,057	369,239

Operating income	207,684	171,987	156,516
Other income (expense):
Investment and other income — net	4,888	2,875	2,403
Interest expense	(26,385)	(22,934)	(14,231)

Net other expense	(21,497)	(20,059)	(11,828)

Income before income taxes	186,187	151,928	144,688
Income taxes	53,999	42,540	40,513

Net income	$132,188	$109,388	$104,175

Net income per common share:
Class A Nonvoting:
Basic	$2.45	$2.03	$2.10

Diluted	$2.41	$2.00	$2.07

Dividends	$0.60	$0.56	$0.52

Class B Voting:
Basic	$2.43	$2.01	$2.09

Diluted	$2.39	$1.98	$2.05

Dividends	$0.58	$0.54	$0.50

Weighted average Class A and Class B common shares outstanding
Basic	54,168	53,907	49,494

Diluted	54,873	54,741	50,385

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2008, 2007 and 2006

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)
Balances at July 31, 2005	$493	$99,029	$382,880	$(1,575)	$17,497	$(1,050)

Net income	—	—	104,175	—	—	—	$104,175
Net currency translation adjustment and other	—	—	—	—	18,199	—	18,199

Total comprehensive income							$122,374

Issuance of 4,600,000 shares of Class A Common Stock from equity offering	46	157,699	—	—	—	—
Issuance of 4,200 shares of Class A Common Stock under stock option plan	1	(8,286)	—	17,205	—	—
Other (Note 6)	—	—	—	—	—	1,812
Tax benefit from exercise of stock options	—	4,912	—	—	—	—
Purchase of 800,000 shares of Class A Common Stock	—	—	—	(26,495)	—	—
Stock-based compensation expense	—	5,568	—	—	—	—
Cash dividends on Common Stock:
Class A — $.52 per share	—	—	(24,283)	—	—	—
Class B — $.50 per share	—	—	(1,781)	—	—	—

Balances at July 31, 2006	$540	$258,922	$460,991	$(10,865)	$35,696	$762

Net income	—	—	109,388	—	—	—	$109,388
Net currency translation adjustment and other	—	—	—	—	44,256	—	44,256

Total comprehensive income							$153,644

Issuance of 104,781 shares of Class A Common Stock under stock option plan	1	(4,037)	—	10,865	—	—
Other (Note 6)	—	108	—	—	—	(108)
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,303	—	—	—	—
Stock-based compensation expense	—	6,907	—	—	—	—
Adjustment to adopt SFAS No. 158, net of tax of $1,551	—	—	—	—	3,424	—
Cash dividends on Common Stock:
Class A — $.56 per share	—	—	(28,218)	—	—	—
Class B — $.54 per share	—	—	(1,923)	—	—	—

Balances at July 31, 2007	$541	$266,203	$540,238	$—	$83,376	$654

Net income	—	—	132,188	—	—	—	$132,188
Net currency translation adjustment and other	—	—	—	—	44,785	—	44,785

Total comprehensive income							$176,973

Issuance of 464,963 shares of Class A Common Stock under stock option plan	5	5,553	—	8,941	—	—
Other (Note 6)	2	6,147	—	—	—	(6,149)
Cumulative impact of adoption of FIN 48	—	—	(903)	—	—	—
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,638	—	—	—	—
Stock-based compensation expense	—	10,228	—	—	—	—
Purchase of 1,349,136 shares of Class A Common Stock	—	—	—	(42,175)	—	—
Cash dividends on Common Stock
Class A — $.60 per share	—	—	(30,400)	—	—	—
Class B — $.58 per share	—	—	(2,064)	—	—	—
Balances at July 31, 2008	$548	$292,769	$639,059	$(33,234)	$128,161	$(5,495)

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Operating activities:
Net income	$132,188	$109,388	$104,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,587	53,856	35,144
Gain on foreign currency contract	—	—	(1,516)
Deferred income taxes	(2,759)	70	(1,843)
Loss on sale of property, plant and equipment	1,672	13	124
Non-cash portion of stock-based compensation expense	10,228	6,907	5,568
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(3,704)	(17,021)	(12,468)
Inventories	16,224	(12,323)	(16,961)
Prepaid expenses and other assets	(629)	(13,307)	(2,163)
Accounts payable and accrued liabilities	18,641	8,058	10,421
Income taxes	(7,234)	(6,821)	58
Other liabilities	340	7,198	(5,643)

Net cash provided by operating activities	225,554	136,018	114,896

Investing activities:
Acquisitions of businesses, net of cash acquired	(29,346)	(159,475)	(351,331)
Payments of contingent consideration	(5,798)	(10,906)	—
Purchases of short-term investments	(10,350)	(68,100)	(150,900)
Sales of short-term investments	29,550	60,400	146,500
Purchases of property, plant and equipment	(26,407)	(51,940)	(39,410)
Net settlement of foreign currency contract	—	—	1,516
Proceeds from sale of property, plant and equipment	880	2,166	546
Other	2,263	(9,184)	(2,203)

Net cash used in investing activities	(39,208)	(237,039)	(395,282)

Financing activities:
Payment of dividends	(32,464)	(30,141)	(26,064)
Proceeds from issuance of common stock	14,500	6,829	166,664
Principal payments on debt	(39,443)	(110,870)	(417,601)
Proceeds from issuance of debt	18,000	259,300	615,730
Purchase of treasury stock	(42,175)	—	(24,683)
Excess income tax benefit from the exercise of stock options and deferred compensation distributions	4,638	4,303	4,912

Net cash (used in) provided by financing activities	(76,944)	129,421	318,958

Effect of exchange rate changes on cash	6,107	1,438	1,466

Net increase in cash and cash equivalents	115,509	29,838	40,038
Cash and cash equivalents, beginning of year	142,846	113,008	72,970

Cash and cash equivalents, end of year	$258,355	$142,846	$113,008

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$26,308	$19,842	$8,991
Income taxes, net of refunds	51,834	49,233	37,661
Acquisitions:
Fair value of assets acquired, net of cash	$21,508	$87,398	$167,900
Liabilities assumed	(9,038)	(33,248)	(63,667)
Goodwill	16,876	105,325	247,098

Net cash paid for acquisitions	$29,346	$159,475	$351,331

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2008, 2007 and 2006
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
     Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (the “Company”), all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.
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
     Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature. See Note 5 for more information regarding the fair value of long-term debt.
     Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.
     Available-for-Sale Securities — Prior to January 2008, the Company had invested in certain marketable securities that are categorized as available-for-sale. These investments consisted of auction-rate securities and were classified as short-term investments available-for-sale for all periods presented. The amount of available-for-sale securities included in the consolidated balance sheets as of July 31, 2008 and July 31, 2007 was $0 and $19,200, respectively, and consisted solely of auction rate securities. The securities held at July 31, 2007 were sold at par value during fiscal 2008.
     Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 22% of total inventories at July 31, 2008 and approximately 27% of total inventories at July 31, 2007) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $9,530 and $8,228 at July 31, 2008 and 2007, respectively.
     Depreciation — The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings and improvements	10 to 33 Years
Mainframe computing equipment	5 Years
Machinery and equipment	3 to 10 Years
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

     Changes in the carrying amount of goodwill for the years ended July 31, 2008 and 2007, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2006	$322,759	$111,792	$153,091	$587,642
Goodwill acquired during the period	76,944	26,696	1,685	105,325
Adjustments for prior year acquisitions	2,161	15,005	4,239	21,405
Translation adjustments	2,210	10,206	10,662	23,078

Balance as of July 31, 2007	$404,074	$163,699	$169,677	$737,450

Goodwill acquired during the period	3,615	13,261	—	16,876
Adjustments for prior year acquisitions	2,563	(2,928)	3,902	3,538
Translation adjustments	2,724	15,618	12,901	31,243

Balance as of July 31, 2008	$412,976	$189,650	$186,480	$789,107

     The following acquisitions completed in fiscal 2008 increased goodwill during the year ended July 31, 2008 by the following amounts:

	Segment	Goodwill
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	$13,261
DAWG, Inc. (“DAWG”)	Americas	3,615

Total		$16,876

     Goodwill also increased as a result of adjustments to the preliminary allocation of purchase price for the acquisitions completed in fiscal 2007, of which the largest adjustment related to the final purchase price adjustments for Comprehensive Identification Products, Inc (“CIPI”), which added $3,948. Of the $3,948 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,246 related to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, (“FIN 48”), $1,250 related to the accrual for employee termination costs, $809 related to various exit costs associated with the closure of a facility, and the remaining $643 related to tax and other liabilities existing at the time of acquisition. As of July 31, 2008, the remaining liability from these charges was approximately $769. Goodwill increased $1,467 related to the fiscal 2007 acquisition of Sorbent Products Co., Inc. (“SPC”), primarily due to an adjustment in income taxes. The increase in goodwill related to the acquisitions of CIPI and SPC was partially offset by a tax adjustment of $1,893 associated with the fiscal 2006 acquisition of Identicam Systems relating to a deferred tax asset existing at the time of acquisition. During fiscal year 2008, the Company finalized the purchase price allocation of the SPC acquisition between the segments, resulting in a transfer of goodwill from Europe to the Americas.
     The remaining $31,243 increase to goodwill during fiscal 2008 was attributable to the effects of foreign currency translation.
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

     Goodwill also increased $21,405 during the year ended July 31, 2007, as a result of adjustments to the allocation of the purchase price for acquisitions completed in fiscal 2006 and the recording of $1,577 for the contingent payment due to the previous owners of QDP Thailand Co., Ltd. (“QDPT”) and $1,000 for the contingent payment due to the previous owners of STOPware, Inc. (“Stopware”), which were both acquired in fiscal 2006 (see Note 2 for more information). The largest components of the increase were as a result of adjustments to the allocation of purchase price related to Tradex Converting AB (“Tradex”) and Daewon Industry Corporation (“Daewon”), which added $14,843 and $2,940, respectively.
     Of the $14,843 increase in goodwill related to the allocation of the purchase price for Tradex, $6,788 of the increase was due to the accrual for planned cost reduction activities contemplated at the date of the acquisition. The accrual consists of $2,639 for severance and other employee termination costs, $2,885 for contract termination and facility exit costs, and $1,264 for changes in the valuation of fixed assets. As of July 31, 2008, the remaining liability from such charges was approximately $1,316.
     Of the $2,940 increase in goodwill related to the allocation of the purchase price for Daewon, $1,829 of the increase was due to the finalization and payment of the purchase price adjustment owed to the former owners of Daewon and $1,013 of the increase was due to the accrual for planned cost reduction activities contemplated at the date of the acquisition. The accrual consists of $289 for severance and other employee termination costs, $277 for contract termination and facility exit costs, and $447 for changes in the valuation of assets. As of July 31, 2008, the Company had no remaining liability from these charges.
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
     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	July 31, 2008				July 31, 2007
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,603	$(6,592)	$2,011	15	$8,392	$(5,913)	$2,479
Trademarks and other	7	8,079	(4,688)	3,391	5	4,510	(3,250)	1,260
Customer relationships	7	151,704	(59,101)	92,603	7	134,125	(36,674)	97,451
Non-compete agreements	4	12,222	(8,446)	3,776	4	11,364	(6,294)	5,070
Other	4	3,299	(3,294)	5	5	3,297	(2,554)	743
Unamortized other intangible assets:
Trademarks	N/A	43,005	—	43,005	N/A	42,758	—	42,758

Total		$226,912	$(82,121)	$144,791		$204,446	$(54,685)	$149,761

     The acquisitions completed in fiscal 2008 (see Note 2 for more information) attributed to the increases in amortizable trademarks and customer relationships. The largest components of the increase in customer relationships relate to the acquisitions of Transposafe and DAWG, which added $9,349 and $659, respectively. The increase in amortized trademarks primarily relates to the acquisition of Transposafe which added $2,191.
     The value of goodwill and other intangible assets in the consolidated balance sheet at July 31, 2008 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and July 31, 2008.
     Amortization expense of intangible assets during fiscal 2008, 2007, and 2006 was $25,422, $21,882, and $13,633, respectively. The amortization over each of the next five fiscal years is projected to be $24,685, $23,677, $19,937, $12,478 and $9,201 for the years ending July 31, 2009, 2010, 2011, 2012 and 2013, respectively.
     Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. Based on the assessments completed in fiscal 2008, there have been no indications of impairment in the Company’s long-lived and other intangible assets.
     Impairment of Goodwill — The Company evaluates goodwill under SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and long-lived intangible assets not be amortized, but instead be tested for impairment on at least an annual basis.
     The Company performed its annual assessments in the fourth quarter of the fiscal year. The assessments included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of the date of the assessment. Fair value was estimated based upon discounted cash flow analyses. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management believes that no impairment existed as of the date of the latest assessment. No indications of impairment have been identified between the date of the latest assessment and July 31, 2008.
     Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalogs are subsequently amortized into SG&A expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2008 and 2007, $13,214 and $15,292, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
     Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale.
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
     Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailer costs as outlined above. Advertising expense for the years ended July 31, 2008, 2007 and 2006 were $85,908, $75,452 and $57,253, respectively.
     Stock-Based Compensation — Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” In accordance with this standard, the Company recognizes the compensation cost of all share-based awards using the grant-date fair value of those awards (the “fair-value-based” method). The expense is recognized on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2008, 2007, and 2006 was $10,228 ($6,239 net of taxes), $6,907 ($4,213 net of taxes), and $5,568 ($3,396 net of taxes), respectively. As of July 31, 2008, total unrecognized compensation cost related to share-based compensation awards was $17,900, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.7 years.

     The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during fiscal 2008, 2007, and 2006 included: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods are not restated under this method of adoption.
     The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2008		2007		2006
	Performance-		Performance-		Performance-
	Based	Service-Based	Based	Service-Based	Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options	Options	Options	Options	Options
Expected term (in years)	6.57	6.04	6.57	6.07	3.39	5.72
Expected volatility	33.68%	32.05%	34.66%	33.99%	31.10%	34.54%
Expected dividend yield	1.58%	1.62%	1.51%	1.46%	1.50%	1.52%
Risk-free interest rate	4.66%	3.44%	4.90%	4.52%	4.09%	4.53%
Weighted-average market value of underlying stock at grant date	$35.35	$38.22	$33.32	$38.17	$33.89	$37.62
Weighted-average exercise price	$35.35	$38.22	$33.32	$38.17	$33.89	$37.62
Weighted-average fair value of options granted	$12.83	$11.94	$12.57	$13.56	$8.34	$13.11
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
     Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unamortized gain on the post-retirement medical, dental and vision plan and their related tax effects. The components of accumulated other comprehensive income were as follows:

	July 31, 2008	July 31, 2007
Unrealized (loss) gain on cash flow hedges and securities in deferred compensation plans, net of tax of $263 and $93, respectively	$(971)	$145
Unamortized gain on post-retirement medical, dental and vision plan, net of tax of $2,663 and $1,551, respectively	2,493	3,424
FIN 48 contingency reserve	(1,356)	0
Cumulative translation adjustments	127,995	79,807

Accumulated other comprehensive income	$128,161	$83,376

     Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
     Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Beginning August 1, 2007, the Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. Prior to August 1, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
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
     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which qualify as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on forecasted sales, inventory purchases and intercompany charges. The fair value of these instruments at July 31, 2008 and 2007 was $(96) and $(421), respectively. As of July 31, 2008, the notional amount of outstanding forward exchange contracts was $18.3 million.
     Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the years ended July 31, 2008, 2007 and 2006.
     New Accounting Standards — The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective August 1, 2007. Among other things, FIN 48 prescribes a “more-likely-than-not” threshold to the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to the positions and requires the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The adoption of FIN 48 resulted in a $903 reduction to earnings retained in the business as of August 1, 2007. Upon adoption of FIN 48, the Company also reclassified $15,907 from accrued income taxes to other liabilities in the Company’s consolidated balance sheet.
     Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. The Company does not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.
     Effective August 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115,” to allow companies to choose to elect, at specified dates, to measure eligible financial instruments at fair value. At the date of adoption of SFAS No. 159, the Company did not elect the fair value option for any of its financial assets or financial liabilities.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
a)	Acquisition costs will generally be expensed as incurred;

b)	Noncontrolling interests in subsidiaries will be valued at fair value at the acquisition date and classified as a separate component of equity;

c)	Liabilities related to contingent consideration will be re-measured at fair value in each subsequent reporting period;

d)	Restructuring costs associated with a business combination will generally be expensed after the acquisition date; and

e)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.
SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 141(R), and therefore, the Company is unable to disclose the impact that SFAS No. 141(R) will have on its financial position and results of operations when such statement is adopted.
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires expanded quantitative, qualitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. This statement will be effective for fiscal years and interim periods beginning after November 15, 2008. The Company expects that the adoption of SFAS No. 161 will not have a material impact on its financial position and results of operations. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 161 on the Company’s financial disclosures when such statement is adopted.
     In June 2008, the FASB issued Staff Position on EITF Issue 03-6 (“FSP 03-6”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6 requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends be considered participating securities in undistributed earnings with common shareholders. This staff position will be effective for fiscal years and interim periods beginning after December 15, 2008. The Company is in the process of evaluating the impact that will result from adopting FSP 03-6 on the Company’s results of operations and financial disclosures when such statement is adopted.
2. Acquisitions of Businesses
     The Company completed two business acquisitions during the fiscal year ended July 31, 2008, seven business acquisitions during the fiscal year ended July 31, 2007 and eleven acquisitions during the fiscal year ended July 31, 2006. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying consolidated financial statements only since their acquisition dates. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed during the fiscal year ended July 31, 2008, and will adjust the allocations as additional information relative to the fair values of assets and liabilities of the acquired businesses become known.
     Fiscal 2008
     The Company acquired the following companies in fiscal 2008 for a total combined purchase price, net of cash acquired, of $29,346. A brief description of each company acquired during the year is included below:
•	Transposafe is headquartered near Amsterdam, Netherlands with operations in Belgium, Germany, and Poland. Transposafe specializes in security sealing and identification solutions for protecting assets during transport. Transposafe was acquired in November 2007.

•	DAWG is headquartered in Terryville, Connecticut. DAWG is an Internet marketer of sorbents, spill-containment products, safety-storage cabinets, first aid kits, and other products that help keep facilities safe and clean. DAWG was acquired in March 2008.
     The purchase agreement for Transposafe includes a provision for contingent payments based upon meeting certain performance conditions over a two-year period of time subsequent to the acquisition. The total maximum contingent payment of approximately $3,000 has been placed in an escrow account for the acquisition of Transposafe. The Company has recorded the contingent payment as an other long- term asset on the accompanying consolidated balance sheet.
     The allocation of the purchase price of each company acquired during fiscal 2008 is preliminary pending the final valuation of intangible assets as well as certain tangible assets and liabilities. The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets net of cash	$8,373
Property, plant & equipment	348
Goodwill	16,876
Customer relationships	10,008
Trademarks	2,341

Other intangible assets	438

Total assets acquired net of cash	38,384
Liabilities assumed	9,038

Net assets acquired	$29,346

     Of the $16,876 allocated to goodwill, approximately $3,600 is expected to be deductible for tax purposes based on preliminary analysis.
     The fiscal 2008 acquisitions were determined to be immaterial individually and in the aggregate, so no pro-forma disclosures are required.
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
     The purchase agreements for Scafftag and Asterisco each include provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5.2 million have not been accrued as liabilities on the accompanying consolidated financial statements as the payments are based on attaining certain financial results. Approximately $4.9 million of the contingency related to the Asterisco acquisition had been placed in an escrow account in compliance with the terms of the purchase agreement. During fiscal 2008, the Company paid the former owners of Astersico $0.2 million to satisfy the terms of the earnout agreement, while the remaining $4.7 million was returned to Brady due to the acquired business not meeting certain performance criteria. The purchase agreement of Asterisco also includes a holdback provision of approximately $2.3 million that has been recorded as a liability in the accompanying consolidated financial statements at July 31, 2008.
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
     The fiscal 2007 acquisitions were determined to be immaterial individually and in the aggregate, so no pro-forma disclosures were required.
     Fiscal 2006
     The Company acquired the following companies in fiscal 2006 for a total combined purchase price, net of cash acquired, of $351,331. A brief description of each company acquired during the year is included below:
•	Stopware is located in San Jose, California and is a manufacturer of visitor-badging and lobby-security software used to identify and track visitors. Stopware was acquired in August 2005.

•	Texit is a manufacturer and distributor of wire markers and cable-management products headquartered in Odense, Denmark, with operations in Alesund, Norway. Texit was acquired in September 2005.

•	TruMed is a converter of disposable products and components for manufacturers in the medical device, diagnostic, personal care and industrial markets and is located in Burnsville, Minnesota. TruMed was acquired in October 2005. During fiscal 2008, TruMed combined its operations with Precision Converters in a facility in Dallas, Texas.

•	QDPT was formerly located in Wangnoi, Ayutthaya, Thailand and designs and manufactures high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly. QDPT was acquired in October 2005. In fiscal 2007, QDPT combined its operations with TPS in a facility in Klongluang, Pathumthani, Thailand.

•	J.A.M. was formerly located in Anaheim, California and specializes in the sale and manufacture of security-related accessory products including patented badge holders, lanyards and retractable badge reels. J.A.M. was acquired in December 2005. In fiscal 2007, the operations of J.A.M. were merged with CIPI.

•	Personnel Concepts is located in Pomona, California and is a direct marketer of labor-law compliance posters and related products. Personnel Concepts also offers consultative expertise on required communication of federal and state minimum wages, HIPAA privacy regulations, and EEO compliance, among other regulatory areas. Personnel Concepts was acquired in January 2006.

•	IDenticard is located in Lancaster, Pennsylvania and its affiliate Identicam is located in Markham, Ontario. The companies are market leaders in personal identification, access control and consumable identification badges. IDenticard and Identicam were acquired in February 2006.

•	Accidental Health was formerly located in Glendenning, New South Wales, Australia and is a supplier and distributor of customized first-aid kits, related safety products and signage for commercial enterprises. Accidental Health was acquired in March 2006. In fiscal 2007, Accidental Health combined its operations with Brady Australia Pty. Ltd. in Sydney, Australia.

•	Tradex is headquarterd in Kungalv, Sweden with operations in Sweden, China, Korea, Mexico, the United States, Brazil, and Taiwan. Tradex is a leading manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industries. Tradex was acquired in May 2006. In fiscal 2007, the operations in Suzhou, China and

Brazil were closed.

•	Carroll is located in Sydney, New South Wales, Australia and is a supplier and distributor of identification products for the electrical industry, with a complete line of wiring accessory products including prepared wire and cable markers, termination and connection supplies, wire-bundling materials and electrical circuit protection products. Carroll also markets to the automotive and marine markets. Carroll was acquired in June 2006.

•	Daewon is based in Seoul, South Korea with additional operations in Gumi, South Korea and former operations in Suzhou, China. Daewon is a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry and was acquired in July 2006. In fiscal 2007, the operations in Suzhou, China were closed.
     The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$72,882
Property, plant & equipment	22,159
Goodwill	247,098
Customer relationships	56,538
Trademarks	10,619
Non-compete agreements	3,206
Purchased software	378
Patents	610
Other intangible assets	1,508

Total assets acquired	414,998
Liabilities assumed	63,667

Net assets acquired	$351,331

     Of the $247,098 allocated to goodwill, $26,209 is expected to be deductible for tax purposes based on preliminary analysis.
     The purchase agreements for Texit, QDPT, and Stopware each included provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. In fiscal 2006 and 2007, $1,800 and $2,577, respectively, of the conditions were met and recorded in goodwill; payments of $3,377 were made during fiscal 2007 to satisfy the contingent payment requirements. The remaining $1,000 liability was paid in fiscal 2008 for the acquisition of Stopware. The purchase agreements for QDPT, Stopware and Daewon included holdback provisions of $310, $200 and $4,350, respectively. The holdback provision for QDPT was paid in fiscal 2007 and the holdback provisions for Stopware and Daewon were paid in fiscal 2008.
3. Employee Benefit Plans
     The Company provides postretirement medical, dental and vision benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) outlined by the plan. During fiscal 2008, the Plan was amended to include only employees hired prior to April 1, 2008. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008, and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement. The Company funds benefit costs on a pay-as-you-go basis.
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
     The incremental effects of the initial application of SFAS No. 158 to the consolidated balance sheet at July 31, 2007 were as follows:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Deferred income taxes	$34,059	$(1,551)	$32,508
Total assets	1,700,408	(1,551)	1,698,857
Other current liabilities	60,254	—	60,254
Total current liabilities	280,054	—	280,054
Other liabilities	54,191	(4,975)	49,216
Total liabilities	812,820	(4,975)	807,845
Accumulated other comprehensive income	79,952	3,424	83,376

Total stockholders’ investment	$887,588	$3,424	$891,012

     The adoption of SFAS No. 158 had no effect on the Company’s net earnings.
     The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2008 and 2007. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2008	2007
Obligation at beginning of year	$11,705	$12,650
Service cost	919	967
Interest cost	771	797
Actuarial gain	(96)	(2,097)
Benefit payments	(687)	(612)
Plan Amendments	(413)	—

Obligation at end of fiscal year	$12,199	$11,705

     As of July 31, 2008 and 2007, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2008	2007
Current liability	$511	$575
Noncurrent liability	11,688	11,130

	$12,199	$11,705

     As of July 31, 2008 and 2007, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2008	2007
Net actuarial gain	$4,499	$4,698
Prior service credit	657	277

	$5,156	$4,975

     Net periodic benefit cost for the Plan for fiscal years 2008, 2007 and 2006 includes the following components:

	Years Ended July 31,
	2008	2007	2006
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$919	$967	$1,049
Prior service cost	(33)	(33)	(33)
Interest cost on accumulated postretirement benefit obligation	771	797	675
Amortization of unrecognized gain	(295)	(119)	(27)

Periodic postretirement benefit cost	$1,362	$1,612	$1,664

     The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $351 and $78, respectively.
     The following assumptions were used in accounting for the Plan:

	2008	2007	2006
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	6.8%	6.3%	6.0%
Weighted average discount rate used in determining net periodic benefit cost	6.3%	6.0%	5.0%
Assumed health care trend rate used to measure APBO at July 31	8.0%	9.0%	10.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2013	2011	2011
     The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on future service and interest cost	$(82)	$93
Effect on accumulated postretirement benefit obligation at July 31, 2008	91	(112)
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

	Prior to	After	Impact of
	Medicare Part D	Medicare Part D	Medicare Part D
2009	$557	$511	$(46)
2010	655	655	—
2011	727	727	—
2012	864	864	—
2013	993	993	—
2014 through 2018	7,802	7,802	—
     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2008 and 2007, $6,633 and $6,590, respectively, of accrued profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
     The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2008 and 2007, $11,095 and $10,147, respectively, of deferred compensation was included in current and other long-term liabilities in the accompanying consolidated balance sheets.
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
     During fiscal 2002, the Company adopted a new deferred compensation plan that allows future contributions to be invested in shares of the Company’s Class A Nonvoting Common Stock or in certain other investment vehicles. Prior deferred compensation deferrals must remain in the Company’s Class A Nonvoting Common Stock. All participant deferrals into the new plan result in purchases of Class A Nonvoting Common Stock or certain other investment vehicles by the Rabbi Trust. Balances held by the Rabbi Trust are distributed to participants upon separation from the Company as defined in the plan agreement. On May 1, 2006, the plan was amended to require that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock.
     The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $17,275, $14,990 and $9,862 during the years ended July 31, 2008, 2007 and 2006, respectively.
     4. Income Taxes
Income before income taxes consists of the following:

	Years Ended July 31,
	2008	2007	2006
United States	$46,388	$58,538	$46,790
Other Nations	139,799	93,390	97,898

Total	$186,187	$151,928	$144,688

Income taxes consist of the following:

	Years Ended July 31,
	2008	2007	2006
Current income tax expense:
United States	$15,356	$5,439	$14,201
Other Nations	40,735	34,835	26,143
States (U.S.)	667	2,336	2,012

	56,758	42,610	42,356

Deferred income tax expense (benefit):
United States	29	2,728	(75)
Other Nations	(2,793)	(4,151)	(472)
States (U.S.)	5	1,353	(1,296)

	(2,759)	(70)	(1,843)

Total	$53,999	$42,540	$40,513

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
     The approximate tax effects of temporary differences are as follows:

	July 31, 2008
	Assets	Liabilities	Total
Inventories	$7,594	—	$7,594
Prepaid catalog costs	—	$(3,076)	(3,076)
Employee benefits	3,546	—	3,546
Allowance for doubtful accounts	2,197	—	2,197
Other, net	5,467	(45)	5,422

Current	18,804	(3,121)	15,683

Fixed Assets	434	(6,857)	(6,423)
Intangible Assets	2,656	(18,292)	(15,636)
Capitalized R&D expenditures	1,866	—	1,866
Deferred compensation	17,033	—	17,033
Postretirement benefits	7,017	—	7,017
Tax loss carryforwards	24,620	—	24,620
Less valuation allowance	(23,484)	—	(23,484)
Other, net	573	(2,308)	(1,735)

Noncurrent	30,715	(27,457)	3,258

Total	$49,519	$(30,578)	$18,941

	July 31, 2007
	Assets	Liabilities	Total
Inventories	$6,289	—	$6,289
Prepaid catalog costs	—	$(1,785)	(1,785)
Employee benefits	2,318	—	2,318
Allowance for doubtful accounts	851	—	851
Other, net	1,939	—	1,939

Current	11,397	(1,785)	9,612

Depreciation	—	(3,777)	(3,777)
Amortization	8,170	(19,629)	(11,459)
Capitalized R&D expenditures	2,333	—	2,333
Deferred compensation	13,799	—	13,799

	July 31, 2007
	Assets	Liabilities	Total
Postretirement benefits	6,630	—	6,630
Tax loss carryforwards	25,926	—	25,926
Less valuation allowance	(19,687)	—	(19,687)
Other, net	333	(1,898)	(1,565)

Noncurrent	37,504	(25,304)	12,200

Total	$48,901	$(27,089)	$21,812

     The valuation allowance increased $3,797, $4,019 and $10,791 during the fiscal years ended July 31, 2008, 2007 and 2006, respectively.
     Tax loss carry forwards at July 31, 2008 are comprised of foreign net operating losses of $91,358, of which $66,313 have no expiration date. The remaining balance relates to $1,232 of foreign tax credits, state net operating losses of $42,368, and state credits of $1,256. The Company expects to utilize all credits; however, state net operating losses have begun to expire.
Rate Reconciliation
     A reconciliation of the tax computed by applying the statutory U.S. Federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2008	2007	2006
Tax at statutory rate	35.0%	35.0%	35.0%

State income taxes, net of Federal tax benefit	0.2%	1.6%	0.2%
International rate differential	(5.9)%	(3.3)%	(6.8)%
Rate variances arising from foreign subsidiary distributions	(1.3)%	(2.7)%	0.2%
Adjustments to tax accruals and reserves	1.2%	(2.0)%	(0.9)%
Other, net	(0.2)%	(0.6)%	0.3%

Effective tax rate	29.0%	28.0%	28.0%

     The Company adopted FIN 48 on August 1, 2007. The adoption resulted in a $903 reduction to earnings retained in the business as of August 1, 2007. Upon adoption of FIN 48, the Company also reclassified $15,907 from accrued income taxes to other liabilities in the Company’s consolidated balance sheets.
     A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Year Ended
July 31,
2008
Balance at August 1, 2007	$13,731
Additions based on tax positions related to the current year (1)	3,003
Additions for tax positions of prior years (1)	580
Reductions for tax positions of prior years	(579)
Lapse of statute of limitations	(1,435)
Cumulative Translation Adjustments	717

Balance at July 31, 2008	$16,017

(1)	Includes acquisitions.
     Included in the balance of total unrecognized tax benefits at July 31, 2008 are potential benefits of approximately $12,749, that if recognized, would affect the Company’s effective income tax rate.
     The Company does not anticipate any significant increases or decreases in the total amount of unrecognized tax benefits within the next 12 months.

     Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company’s tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During fiscal 2008, the Company recognized $96 of interest expense and $208 of penalties related to the reserve for uncertain tax positions, net of amounts reversing due to statute lapses. Such interest expense and penalties are included in the accompanying consolidated statements of income as a component of income tax expense. At July 31, 2008, the Company had $2,146 accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2008, the Company had $384 accrued for penalties on unrecognized tax benefits.
     The Company and its subsidiaries file income tax returns in the US federal jurisdiction and various state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’05 – F’08
France	F’05 – F’08
Germany	F’03 – F’08
United Kingdom	F’06 – F’08
Unremitted Earnings
     The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at July 31, 2008 amounted to approximately $403,432.

5. Long-Term Obligations
     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011, with interest payable on the notes semiannually on September 23 and March 23, which began in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plan. The private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement requires the Company to maintain two financial covenants. As of July 31, 2008, the Company was in compliance with the covenants of the agreement. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. During fiscal 2008 the Company borrowed $18 million and repaid $18 million under the revolving loan agreement. During fiscal 2007, the Company borrowed $109.3 million and repaid $109.3 million under the revolving loan agreement. As of July 31, 2008, there were no outstanding borrowings under the credit facility.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, which began in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% fixed rate unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be repaid over seven years beginning in 2008 with interest payable on the notes semiannually on June 28 and December 28, which began in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The Company paid its first installment under the debt agreement in June 2008 for $21.4 million. The agreement also requires the Company to maintain a financial covenant. As of July 31, 2008, the Company was in compliance with this covenant.
     Long-term obligations consist of the following as of July 31:

	2008	2007
Various bank loans	$3	$19
Fixed debt	478,571	500,000

	478,574	500,019

Less current maturities	$(21,431)	$(21,444)

	$457,143	$478,575

     The fair value of the Company’s long-term obligations approximates $495,476 at July 31, 2008. The fair value of the Company’s long-term obligations is estimated based on quoted market prices for the same or similar issue and on the current rates offered for debt of the same maturities.
     Maturities on long-term debt are as follows:

Years Ending July 31,
2009	$21,431
2010	50,000
2011	71,429
2012	71,429
2013	71,429
Thereafter	192,856

Total	$478,574

     The Company had outstanding letters of credit of $1,959 and $1,680 at July 31, 2008 and 2007, respectively.
6. Stockholders’ Investment
     Information as to the Company’s capital stock at July 31, 2008 and 2007 is as follows:

	July 31, 2008			July 31, 2007
	Shares	Shares		Shares	Shares
	Authorized	Issued	Amount	Authorized	Issued	Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock:
6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	50,586,524	$506
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$548			$541

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
     In September 2007, the Company announced that the Board of Directors of the Company had authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to an additional one million shares of the Company’s Class A Nonvoting Common Stock. Under the repurchase plans approved by the Board of Directors, the Company reacquired approximately 1,349,000 shares of its Class A Common Stock for $42.2 million in fiscal 2008. As of July 31, 2008, the Company was authorized to purchase up to approximately 651,000 additional shares in connection with the share repurchase plans.

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
     The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2008, 2007 and 2006:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total
Balances July 31, 2005	$0	$14,775	$(15,825)	$(1,050)

Shares at July 31, 2005		950,222	997,034

Sale of shares at cost	—	(450)	451	1
Purchase of shares at cost	—	573	(1,466)	(893)
Effect of plan amendment	—	2,704	—	2,704

Balances at July 31, 2006	$0	$17,602	$(16,840)	$762

Shares at July 31, 2006		1,012,914	1,012,914

Sale of shares at cost	—	(5,242)	5,134	(108)
Purchase of shares at cost	—	1,215	(1,215)	—

Balances at July 31, 2007	$0	$13,575	$(12,921)	$654

Shares at July 31, 2007		724,417	724,417

Sale of shares at cost	—	(1,121)	1,154	33
Purchase of shares at cost	—	1,189	(1,189)	—
Issuance of restricted stock	(6,892)	—	—	(6,892)
Amortization of restricted stock	710	—	—	710

Balances at July 31, 2008	$(6,182)	$13,643	$(12,956)	$(5,495)

Shares at July 31, 2008		690,539	690,539

     Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2008, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
     The Company’s Employee Monthly Stock Investment Plan (“the Plan”) provides that eligible employees may authorize a fixed dollar amount between $20 and $500 per month to be deducted from their pay. The funds deducted are forwarded to the Plan administrator and are used to purchase the Company’s Class A Nonvoting Common Stock at the market price. As part of the Plan, Brady pays all brokerage fees for stock purchases and dividend reinvestments.
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
     As of July 31, 2008, the Company has reserved 4,195,208 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 972,500 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

     Changes in the options are as follows:

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price
Balance, July 31, 2005	$9.59 - $31.54	3,529,331	$18.41

Options granted	33.75 - 40.37	955,500	36.33
Options exercised	9.59 - 28.84	(596,643)	14.95
Options cancelled	16.00 - 40.37	(73,136)	27.20

Balance, July 31, 2006	$9.59 - $40.37	3,815,052	$23.27

Options granted	32.93 - 38.19	908,000	36.74
Options exercised	9.59 - 28.84	(397,682)	17.13
Options cancelled	16.00 - 40.37	(142,631)	35.40

Balance, July 31, 2007	$9.59 - $40.37	4,182,739	$26.36

Options granted	35.10 - 38.31	977,500	37.41

Options exercised	9.59 - 38.19	(763,708)	19.02
Options cancelled	14.16 - 30.37	(411,326)	36.42

Balance, July 31, 2008	$9.59 - $40.37	3,985,205	$29.43

     The total fair value of options vested during the fiscal years ended July 31, 2008, 2007 and 2006 was $8,626, $4,687 and $4,744, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2008, 2007 and 2006 was $14,479, $8,272 and $13,974, respectively.
     There were 2,399,742, 2,300,239 and 2,062,153 options exercisable with a weighted average exercise price of $24.42, $21.07 and $17.02 at July 31, 2008, 2007 and 2006, respectively. The cash received from the exercise of options and the tax benefit on these exercises during the fiscal years ended July 31, 2008, 2007, and 2006 was $18,685, $8,321, and $13,828, respectively.
The following table summarizes information about stock options outstanding at July 31, 2008:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2008	(in years)	Price	2008	Price
Up to $14.99	320,834	3.7	$13.42	320,834	$13.42
$15.00 to $29.99	1,396,869	5.0	21.07	1,396,869	21.07
$30.00 and up	2,267,502	8.1	36.84	682,039	36.46

Total	3,985,205	6.7	29.43	2,399,742	24.42

     As of July 31, 2008, the aggregate intrinsic value of the number of options outstanding and the number of options outstanding and exercisable was $31,092 and $29,986, respectively. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2008, 210,000 performance-based restricted shares were outstanding.
7. Segment Information
     The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, acquisitions, and long-term lines of business. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, other expenses not allocated to a segment, and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.
     The Company is organized and managed on a geographic basis by region. Each of these regions, Brady Americas, Brady Europe and Brady Asia Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. In applying the criteria set forth in SFAS 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.

     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated. As a result of the changes, the Company has changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008.
     Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals
Year ended July 31, 2008:
Revenues from external customers	$667,106	$496,715	$359,195	$1,523,016		$1,523,016
Intersegment revenues	54,677	8,511	25,995	89,183	$(89,183)	—
Depreciation and amortization expense	24,856	11,172	15,482	51,510	9,077	60,587
Segment profit	157,523	135,426	58,234	351,183	(9,048)	342,135
Assets	755,770	396,058	397,531	1,549,359	301,154	1,850,513
Expenditures for property, plant and equipment	7,535	4,714	5,269	17,518	8,889	26,407
Year ended July 31, 2007:
Revenues from external customers	$609,855	$416,514	$336,262	$1,362,631		$1,362,631
Intersegment revenues	52,595	6,511	23,554	82,660	$(82,660)	—
Depreciation and amortization expense	23,643	8,363	16,913	48,919	4,937	53,856
Segment profit	144,583	107,552	57,236	309,371	(10,485)	298,886
Assets	781,868	347,827	376,645	1,506,340	192,517	1,698,857
Expenditures for property, plant and equipment	19,834	5,849	15,301	40,984	10,956	51,940
Year ended July 31, 2006:
Revenues from external customers	$498,916	$319,432	$200,088	$1,018,436		$1,018,436
Intersegment revenues	54,716	4,017	6,376	65,109	$(65,109)	—
Depreciation and amortization expense	20,407	6,282	7,435	34,124	1,020	35,144
Segment profit	125,065	83,970	49,316	258,351	(13,173)	245,178
Assets	643,206	255,635	338,424	1,237,265	127,921	1,365,186
Expenditures for property, plant and equipment	22,838	6,397	7,303	36,538	2,872	39,410

	Years Ended July 31,
	2008	2007	2006
Net income reconciliation:
Total profit for reportable segments	$351,183	$309,371	$258,351
Corporate and eliminations	(9,048)	(10,485)	(13,173)
Unallocated amounts:
Administrative costs	(134,451)	(126,899)	(88,662)
Investment and other income — net	4,888	2,875	2,403
Interest expense	(26,385)	(22,934)	(14,231)

Income before income taxes	186,187	151,928	144,688
Income taxes	(53,999)	(42,540)	(40,513)

Net income	$132,188	$109,388	$104,175

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2008	2007	2006	2008	2007	2006
Geographic information:
United States	$622,618	$589,013	$484,387	$532,273	$537,182	$439,467
China	192,048	184,413	90,519	131,810	121,181	114,653
Other	794,036	671,865	508,639	440,021	403,462	307,539
Eliminations	(85,686)	(82,660)	(65,109)

Consolidated total	$1,523,016	$1,362,631	$1,018,436	$1,104,104	$1,061,825	$861,659

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

8. Net Income Per Common Share
     Net income per Common Share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 54,167,746 for 2008, 53,906,769 for 2007, and 49,493,976 for 2006. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2008	2007	2006
Numerator
Net income (numerator for basic and diluted Class A net income per share)	$132,188	$109,388	$104,175
Less:
Preferential dividends	(847)	(836)	(758)
Preferential dividends on dilutive stock options	(13)	(15)	(15)

Numerator for basic and diluted Class B net income per share	$131,328	$108,537	$103,402

Denominator:
Denominator for basic net income per share for both Class A and B	54,168	53,907	49,494
Plus: effect of dilutive stock options	705	834	850
Treasury shares — deferred compensation plan	—	—	41

Denominator for diluted net income per share for both Class A and B	54,873	54,741	50,385

Class A common stock net income per share calculation:
Basic	$2.45	$2.03	$2.10

Diluted	$2.41	$2.00	$2.07

Class B common stock net income per share calculation:
Basic	$2.43	$2.01	$2.09

Diluted	$2.39	$1.98	$2.05

     Options to purchase 1,599,792, 1,132,750 and 650,500 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2008, 2007 and 2006, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.
9. Commitments and Contingencies
     The Company has entered into various noncancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $27,443, $22,779 and $15,181 for the years ended July 31, 2008, 2007 and 2006, respectively. Future minimum lease payments required under such leases in effect at July 31, 2008 are as follows, for the years ending July 31:

2009	$26,151
2010	20,515
2011	14,092
2012	7,371
2013	5,060
Thereafter	4,748

$77,937

     In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

10. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2008
Net Sales	$380,134	$364,124	$381,909	$396,849	$1,523,016
Gross Margin	187,667	175,023	189,576	191,929	744,195
Operating Income	58,338	42,444	52,582	54,320	207,684
Net Income	36,370	26,690	34,353	34,775	132,188
Net Income Per Class A Common Share:
Basic	0.67	0.49	0.64	0.65	2.45
Diluted	0.66	0.48	0.63	0.64	2.41
2007
Net Sales	$332,259	$321,275	$346,332	$362,765	$1,362,631
Gross Margin	164,128	150,161	169,151	173,604	657,044
Operating Income	51,941	32,724	46,303	41,019	171,987
Net Income	34,448	19,709	28,987	26,244	109,388
Net Income Per Class A Common Share:
Basic	0.64	0.37	0.54	0.49	2.03
Diluted	0.63	0.36	0.53	0.48	2.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2008.
Management’s Report on Internal Control Over Financial Reporting:
     The management of Brady Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.
     With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
     We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2008, of the Company and our report dated September 26, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Milwaukee, WI
September 26, 2008

Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	51	President, CEO and Director
Thomas J. Felmer	46	Sr. V.P., CFO
Barbara Bolens	47	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	43	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	49	President — Brady Europe and V.P., Brady Corporation
Matt O. Williamson	52	President — Brady Americas and V.P., Brady Corporation
Robert L. Tatterson	43	V.P. and Chief Technology Officer
Conrad G. Goodkind	64	Director
Elizabeth Pungello	41	Director
Robert C. Buchanan	68	Director
Richard A. Bemis	67	Director
Frank W. Harris	66	Director
Gary E. Nei	64	Director
Frank R. Jarc	66	Director
Chan W. Galbato	45	Director
Patrick W. Allender	61	Director
Bradley C. Richardson	50	Director
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
     Thomas J. Felmer — Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady’s U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the combined European Seton and Signmark businesses, which he also led for two years. In 2003, Mr. Felmer returned to Milwaukee where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and due diligence/integration of the EMED acquisition. In June 2004, he was appointed President-Direct Marketing Americas, and was named Chief Financial Officer in January 2008.
     Barbara Bolens — Ms. Bolens joined the Company in 1986 and has held a wide variety of positions beginning in customer service and customer service management and progressing through product management and new product development. For 10 years, she had been the Assistant Treasurer and has held several other positions on the Corporate Finance Team throughout that time. She was appointed to her present position in November 2004. Ms. Bolens also holds the position of Director of Investor Relations.
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
     Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. In 1995, Mr. Williamson served as the V.P. and General Manager of the Specialty Tape business. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as

V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed President of the Brady Americas business. In addition to his role as President of the Brady Americas business, in January of 2008, Mr. Williamson assumed responsibility for the Direct Marketing Americas, and is currently serving as President of the Americas segment.
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
     Conrad G. Goodkind — Mr. Goodkind served as Secretary of the Company from November 1999 until November 2007, and was elected to the Board of Directors in September 2007. He serves as a member of the Governance and Retirement Committees, and chairs the Finance Committee. He is an attorney in the law firm of Quarles & Brady LLP, which he joined in 1979. He served as a member of the Executive Committee of Quarles & Brady LLP from 1983 to 2005. Mr. Goodkind was a director of Cade Industries, Inc. from 1989 to 1999, and a director of Able Distributing Co., Inc., from 1994 to 2005.
     Elizabeth Pungello — Dr. Pungello has been a Director of the Company since November 2003. She is a member of the Company’s Finance, Governance and Technology Committees. Dr. Pungello is the great-granddaughter of Brady founder William H. Brady, Sr., and a developmental psychologist at the Frank Porter Graham Child Development Institute at the University of North Carolina at Chapel Hill. She has served as president of the Brady Education Foundation (formerly the W.H. Brady Foundation) since January 2001.
     Robert C. Buchanan — Mr. Buchanan has been a Director of the Company since November 1987. Mr. Buchanan is chair of the Corporate Governance Committee, and serves as a member of the Audit and Compensation Committees. Mr. Buchanan is the retired Chairman of the Board of Fox Valley Corporation in Appleton, Wisconsin. He is also a trustee of The Northwestern Mutual Life Insurance Company, Milwaukee, Wisconsin.
     Richard A. Bemis — Mr. Bemis has been a Director of the Company since January 1990 and is a member of its Corporate Governance, Finance and Technology Committees. Mr. Bemis is Co-chairman of the Board of Directors of Bemis Manufacturing Company, a manufacturer of molded plastic products in Sheboygan Falls, Wisconsin. He is also a director of Integrys Corporation, Chicago, Illinois.
     Frank W. Harris — Dr. Harris has been a Director of the Company since November 1991. Dr. Harris is a member of its Finance Committee, and chair of the Technology Committee. He is an Emeritus Distinguished Professor of Polymer Science at the University of Akron, and has been on its faculty since 1983. He is also President and CEO of Akron Polymer Systems, a company that develops and markets polymer films, coatings and resins for high-performance applications.
     Gary E. Nei — Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company’s Finance Committee and Chair of its Compensation Committee. Mr. Nei is Chairman of Nei-Turner Media, a publishing company in Williams Bay, Wisconsin. He also serves as Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois and Chairman of Tastings Imports, an importer of fine wines headquartered in Chicago, Illinois.
     Frank R. Jarc — Mr. Jarc has been a Director of the Company since May 2000. Mr. Jarc is chair of Brady’s Audit and Retirement Committees and is a member of the Compensation Committee. He is a consultant specializing in corporate development and international acquisitions. From April 1999 to March 2000 he was Senior Vice President of Corporate Development at Office Depot, an operator of office supply superstores. Between June 1996 and March 1999, he was Executive Vice President and Chief Financial Officer of Viking Office Products, a direct mail marketer of office products. Prior to that, he was Executive Vice President and Chief Financial Officer of R.R. Donnelley and Sons, a global printing company.
     Chan W. Galbato — Mr. Galbato was elected to the Board of Directors in November 2006, and serves as a member of the Audit and Technology Committees. Since 2007, he has provided strategy and operations consulting services for CWG Hillside Investments. Prior to his current position, he served as President and CEO of the controls division of Invensys plc from 2005 to 2007. Prior to his position with Invensys, he served as president of services at Home Depot; president and chief executive officer of Armstrong Floor Products; chief executive officer of Choice Parts; and chief executive officer of Coregis Insurance Company, a GE Capital company.
     Patrick W. Allender — Mr. Allender was elected to the Board of Directors in September 2007 and serves as a member of the Audit and Compensation Committees. He is the former Executive Vice President and Chief Financial Officer of Danaher Corporation,

which he joined in 1987 as CFO and secretary. Prior to joining Danaher, Mr. Allender was a partner with Arthur Andersen LLP. Mr. Allender is currently a member of the Board of Directors of Colfax Corporation.
     Bradley C. Richardson — Mr. Richardson was elected to the Board of Directors in November 2007 and serves as a member of the Audit and Finance Committees. He is Executive Vice President, Corporate Strategy and Chief Financial Officer of Modine Manufacturing Company. Prior to his current position, he spent more than twenty years in a variety of financial and operational positions at BP Amoco including CFO and VP of performance management and control for their Worldwide Exploration and Production division based in London, president of their businesses in Venezuela and CFO for Amoco Energy Group North America. Mr. Richardson currently serves on the Board of Directors for Modine Manufacturing Company and Tronox Incorporated.
     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.
     Audit Committee Financial Expert — The Company’s board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Jarc, chair of the audit committee, Mr. Allender, member of the audit committee, Mr. Richardson, member of the audit committee, and Mr. Galbato, member of the audit committee are financial experts and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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
     Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2008 there were six executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
     Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Mr. Jarc (Chairman), Mr. Buchanan, Mr. Galbato, Mr. Richardson and Mr. Allender. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.
     Code of Ethics — For a number of years, the Company has had a code of ethics for its employees. This code of ethics applies to all of the Company’s employees, officers and Directors. The code of ethics can be viewed at the Company’s corporate website, www.bradycorp.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.
     Corporate Governance Guidelines — Brady’s Corporate Governance Principles as well as the charters for the Audit Committee, Corporate Governance Committee, and Compensation Committee, are available on the Company’s Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
     Certifications — We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. Additionally, on November 2, 2007, the Company filed with the New York Stock Exchange (“NYSE”) an annual certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a).
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

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with respect to the following:
•	From September 2007 through March 2008, Richard A. Bemis, Barbara Bolens, Robert C. Buchanan, Mary K. Bush, Thomas J. Felmer, Conrad G. Goodkind, Frank W. Harris, David R. Hawke, Frank M. Jaehnert, Frank R. Jarc, Allan J. Klotsche, Peter J. Lettenberger, David Mathieson, Gary E. Nei, Michael O. Oliver, Elizabeth Pungello, Bradley C. Richardson, and Matthew O. Williamson inadvertently failed to file Forms 4 for the monthly acquisition of deferred compensation units within the Company’s deferred compensation plans.

•	Director Elizabeth Pungello’s Form 4 filing on April 3, 2008 contained twenty one transactions made from March 19, 2008 through March 27, 2008 by the EBL GRAT No. 3 trust that were inadvertently reported late.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its named executive officers. This section focuses on the compensation provided to the Company’s principal executive officer, principal financial officers and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.”
     For purposes of this section, named executive officers refers to Frank M. Jaehnert, President, Chief Executive Officer and Director; Thomas J. Felmer, Senior Vice President and Chief Financial Officer; David Mathieson, former Senior Vice President and Chief Financial Officer; Peter C. Sephton, President — Brady Europe and Vice President, Brady Corporation; Matthew O. Williamson, President — Brady Americas and Vice President, Brady Corporation; and Robert L. Tatterson, Vice President — R&D and Chief Technology Officer.
     Effective December 31, 2007, David Mathieson resigned as Senior Vice President and Chief Financial Officer of the Company and Thomas J. Felmer was named Senior Vice President and Chief Financial Officer effective January 9, 2008.
Executive Compensation Overview and Philosophy
     The goal of our executive compensation program is to build long-term value for our shareholders by aligning the financial interests of our management team with those of our shareholders. It is also intended to properly attract, motivate and retain a management team that can run a top-tier performance company and ensure that executives are in possession of a meaningful amount of Company stock.
     The Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. In compliance with this responsibility, the Committee annually reviews and approves the individual performance of these executives along with any changes in their base salary, the payment of an annual cash incentive and grant of equity awards. The Committee utilizes the services of an independent executive compensation consulting firm to assist with the review and evaluation of our compensation levels and policies. Their expertise may also be utilized in modifying any existing or proposing any new compensation arrangements. In addition to this professional advice, the Committee relies upon its collective judgment and other available competitive information and data in making executive compensation decisions. The Committee has avoided strict adherence to rigid guidelines, formulas or short-term fluctuations in our stock price when determining or modifying executive compensation.
     In order to successfully achieve our Company objectives, a combination of short-term and long-term incentives has been developed. The Compensation Committee believes a proper balance between these elements is necessary and includes a combination of cash and equity, with fixed and variable components. These components are heavily dependent upon Company financial performance, while also taking into account personal performance to a lesser degree. Our short-term incentive is in the form of cash, while the long-term incentive is equity based and includes performance-based and time-based stock options, along with performance-based restricted shares. We believe these programs are designed to specifically support the achievement of the Company’s profitability and sales goals. We also believe these programs further enhance the performance of the Company by providing effective tools to retain, attract and motivate a group of highly skilled executives. This results in strong financial and operational performance, which supports the preservation and enhancement of shareholder value over time, without incurring undue risk to our shareholders.

     Annually senior management recommends a proposal to the Compensation Committee for compensation for each named executive officer, with the exception of Frank M. Jaehnert, President and Chief Executive Officer, with respect to whom the Compensation Committee determines compensation. The Compensation Committee reviews the proposal for each officer and ultimately approves a compensation arrangement for them. The resulting approved compensation levels, including the President and Chief Executive Officer’s compensation, are then reported by the Compensation Committee to the full Board of Directors.
Elements of Executive Compensation for Fiscal 2008
     As noted above, it is the Compensation Committee’s philosophy that an executive compensation program should be used to promote both the short and long-term financial objectives of the Company, encourage the executives to act as owners of the Company and attract and retain people who are qualified, motivated and committed to excellence. The Compensation Committee believes this can be accomplished through compensation programs that provide a balanced mix of performance-based cash and equity compensation. The annual bonus and equity compensation provide incentives that reward superior performance and provide financial consequences for underperformance.
     The Compensation Committee is responsible for reviewing the overall level of compensation, as well as the various elements of compensation for each of the named executive officers. In addition to the specific process noted below for base salaries, annual cash incentives and long-term equity compensation, the Compensation Committee reviews individual comprehensive “tally sheets” which include the annual cash and equity grants, along with all other benefits over a trailing four-year period. Stock options exercised and the impact of the issuance of stock options on earnings per share dilution are monitored on a regular basis as well.
Base Salary
     Individual performance and competitiveness in the market are key components in determining base salary and any changes in base salary. Nationally recognized compensation surveys utilizing all companies and industries are obtained annually. A regression analysis is then performed by the Company’s Human Resources team based on the appropriate organization level (company, group, division) and sales volume of the appropriate Brady business. The base salary is designed to compensate executives for their level of responsibility and sustained individual performance. One consideration is the comparison of the individual base salaries to the median for like positions and responsibilities based on these nationally recognized compensation surveys. Further, the Compensation Committee has flexibility to increase base salaries above the median to retain or attract key employees whose performance merits higher base salaries, or to set base salary below the median where individuals are new to the job and performance is being evaluated. The Compensation Committee annually reviews base salaries to ensure, on the basis of responsibility and performance, that executive compensation is meeting the Compensation Committee’s principles.
     In addition to the nationally recognized compensation surveys, the Compensation Committee uses peer group data for similar positions nationally to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual incentives, and long term incentives by position, but also uses judgment to determine the appropriate level of base salary, which we believe reflects individual performance and responsibilities. The peer group utilized includes 29 companies that are in a similar industry with annual revenues up to approximately $5 billion: Actuant Corporation, Agilent Technologies, Inc., Alliant Techsystems Inc., AMETEK, Inc., Amphenol Corporation, Anixter International Inc., Barnes Group Inc., Bemis Company, Inc., Benchmark Electronics, Inc., Cooper Industries, Ltd., Donaldson Company, Inc., DRS Technologies, Inc., Energizer Holdings, Inc., Exide Technologies, Fastenal Company, Hubbell Incorporated, IDEX Corporation, Molex Incorporated, MSC Industrial Direct Company, Inc., Nordson Corporation, Pentair, Inc., Rogers Corporation, Roper Industries, Inc., SPX Corporation, Teleflex Incorporated, Thomas & Betts Corporation, Vishay Intertechnology, Inc., WESCO International, Inc., and Zebra Technologies Corporation. Included in this peer group is a smaller subset of 13 companies that have annual revenues of less than $2 billion to provide data for similar sized companies to Brady. This subset includes: Actuant Corporation, AMETEK, Inc., Barnes Group Inc., Donaldson Company, Inc., DRS Technologies, Inc., Fastenal Company, IDEX Corporation, MSC Industrial Direct Company, Inc., Nordson Corporation, Rogers Corporation, Roper Industries, Inc., Thomas & Betts Corporation, and Zebra Technologies Corporation. This list may vary in the future due to changes in our business or the business of the companies utilized as peers. The determination of base salary also affects the annual bonus payout since an individual’s annual bonus target is expressed as a percentage of base salary. The Compensation Committee also utilizes the services of an outside consultant to assist in understanding the compensation levels in the market.
     As a result of the factors noted above, base salary increases varied for the named executive officers. For fiscal 2008, the increases ranged from five to fifteen percent.

Annual Cash Incentive Bonus
     All named executive officers participate in an annual cash incentive plan. This plan has a short-term focus (one year) and is mainly based on the fiscal year financial results. Corporate earnings per share is a major component in each individual bonus plan. Other components include consolidated net sales, segment sales, segment profit, and working capital; each component is based on the individual’s role at either the corporate or segment level. In addition, some executives may have up to 20% of their bonus based on achievement of individual goals.
     As part of the annual review of compensation, the Compensation Committee takes into account total annual cash compensation in the marketplace, as reflected in the above mentioned peer group and nationally recognized compensation surveys. Salary combined with annual target bonus levels that have been established as a percentage of salary are intended to approximate the median of the market total annual cash compensation, as defined in nationally recognized compensation surveys, provided that Brady performs at a level to pay out at 100% of the targeted annual incentive award. Brady’s actual annual bonus payouts will vary above or below the targeted amount based on the actual performance of the Company during the fiscal year. The payouts can range from 0% to 150% of the target. The Compensation Committee expects management to propose ambitious targets. Any bonus payment above 100% of the target requires superior performance by the Company. In order to be eligible to receive a bonus payout, an employee must hold a position within the Company on the last day of the fiscal year.
     The Compensation Committee annually reviews the components of these plans, the required performance levels at each target payout level and the calculation of the individual bonus awards. Sales and net income must exceed the prior year in order for these components of the bonus plan to pay out, and no payment will be made on the sales component unless the Company has met a minimum earnings per share amount ($2.18).
     The individual incentive target amounts are set at a percentage of base salary and the target amounts are larger for individuals with greater levels of responsibility. The target bonus percentage for Mr. Jaehnert is 100% of his base salary, and for Messrs. Felmer, Mathieson, Sephton, Williamson and Tatterson are 70% of their base salaries. Due to Mr. Felmer’s midyear transition from his previous regional role to that of Chief Financial Officer, he retained regional bonus components for fiscal 2008. The following table provides the components of the target bonus percentages.

	Consolidated	Earnings Per	Working	Segment		Individual	Target
Name	Net Sales	Share	Capital	Sales (1)	Segment Profit	Goals	Payout
Frank M. Jaehnert	10.0%	60.0%	10.0%	NA	NA	20.0%	100.0%
Thomas J. Felmer	NA	10.5%	7.0%	7.0%	31.5%	14.0%	70.0%
David Mathieson	7.0%	42.0%	7.0%	NA	NA	14.0%	70.0%
Peter C. Sephton	NA	10.5%	7.0%	7.0%	31.5%	14.0%	70.0%
Matthew O. Williamson	NA	10.5%	7.0%	7.0%	31.5%	14.0%	70.0%
Robert L. Tatterson	5.2%	31.5%	5.3%	14.0%	NA	14.0%	70.0%

(1)	Segment sales for Messrs. Felmer, Sephton, and Williamson are based on regional sales. Segment sales for Mr. Tatterson are based on new products launched.
     For the fiscal year ended July 31, 2008, the Company paid the following annual cash incentive bonuses:

Name	Bonus ($)	Salary %
Frank M. Jaehnert	703,554	97.3%
Thomas J. Felmer	98,128	33.5%
David Mathieson	0	0%
Peter C. Sephton	314,097	78.6%
Matthew O. Williamson	183,410	61.3%
Robert L. Tatterson	226,647	76.7%
     The 2008 allocation of the annual cash incentive bonuses by component is as follows:

	Consolidated	Earnings Per	Working	Segment		Individual	Actual
Name	Net Sales	Share (1)	Capital	Sales	Segment Profit	Goals	Payout
Frank M. Jaehnert	15.0%	58.8%	11.0%	NA	NA	12.5%	97.3%
Thomas J. Felmer	NA	10.3%	8.1%	0%	0%	15.1%	33.5%

	Consolidated	Earnings Per	Working	Segment		Individual	Actual
Name	Net Sales	Share (1)	Capital	Sales	Segment Profit	Goals	Payout
David Mathieson	0%	0%	0%	NA	NA	0%	0%
Peter C. Sephton	NA	10.3%	0%	10.5%	47.3%	10.5%	78.6%
Matthew O. Williamson	NA	10.3%	4.6%	9.0%	26.2%	11.2%	61.3%
Robert L. Tatterson	7.9%	30.9%	5.8%	18.1%	NA	14.0%	76.7%

(1)	Earnings per share as utilized in the individual bonus plans is calculated using a fixed amount of 55 million shares.
     The payouts in fiscal 2008 represent an achievement of 150% for the consolidated net sales target of $1.42 billion, 98% for the earnings per share target of $2.42, 0% to 117% for the working capital targets, and 0% to 150% for the regional net sales targets and 0% to 150% for the regional segment profit targets for those named executive officers with regional responsibility. A component of the payout was also influenced by the individual’s performance against his individual goals.
Equity Incentives: Long-term Incentive Compensation
     The Company utilizes a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain and motivate key employees who directly impact the performance of the Company over a timeframe of greater than a year. The combination of performance-based stock options, time-based stock options and performance-based restricted shares is used to provide a balance between annual Company performance and the generation of long-term shareholder value. Stock option based plans are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon vesting and exercising the options. The size and type of equity awards is determined by the Compensation Committee with periodic input from its outside consultant.
Performance-based Stock Options:
     In order to provide greater alignment between the financial performance of the Company and the executive’s long-term incentive compensation, the named executive officers have been issued performance-based stock options which require specific earnings per share target attainment over a three-year period in order to vest. The earnings per share target set on the options granted in fiscal 2008 was $2.64 per share, which was an aggressive target to reach and was subsequently not met. As the targets for the fiscal year ended July 31, 2008 were not met, one-third of these options, which were tied to fiscal 2008 performance, did not vest.
     The grant date of the options was pre-determined in advance to coincide with the beginning of the Company’s fiscal year. Consistent with the practice, the stock option grants were reviewed and approved by the Compensation Committee in July with an effective grant date of the first working day of August. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. These stock options vest one-third each fiscal year following the grant based on attaining the predetermined minimum consolidated earnings per share target each year. These options have a maximum ten year life following the grant date.
Time-based Stock Options:
     The timing of the grant of time-based stock options is determined at the mid-November Compensation Committee meeting each year. The grant date is established approximately two weeks following the release of the first quarter earnings in November. Time-based stock option grants in fiscal 2008 were reviewed and approved by the Compensation Committee on November 20, 2007 with an effective grant date of December 4, 2007. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The time-based stock options vest one-third each year for the first three years and have a ten year life.
Performance-based Restricted Stock
     Periodically, the Company issues restricted stock grants to key executives as an additional retention element of their overall compensation. In January 2008, the Compensation Committee approved the issuance of performance restricted stock awards to six of Brady’s senior executives. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years).
Employment and Post-Employment Benefits
General Benefits:
     The named executive officers receive the same basic benefits that are offered by the Company to other employees, including medical, dental, disability and life insurance.

Retirement Benefits:
     Most Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”) and the Brady Corporation Matched 401(k) Plan (the “Employee 401(k) Plan”). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and have the amount of this reduction contributed to the Employee 401(k) Plan and matched by an additional 4% contribution by the Company. Participants may also elect to have up to another 20% of their eligible earnings contributed to the Employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the Employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in several investment funds as permitted by the Employee 401(k) Plan and Funded Retirement Plan.
     Due to the IRS income limitations for participating in the Employee 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan, which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Employee 401(k) Plan and the Funded Retirement Plan for the executives on their income above the IRS limits.
     Benefits are generally payable upon the death, disability, or retirement of the participant or upon termination of employment before retirement, although benefits may be withdrawn from the employee 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the employee 401(k) Plan allows loans to be drawn on a participant’s account. The participant is immediately fully vested with respect to the contributions attributable to reductions in pay; all other contributions become fully vested over a two-year period of continuous service for the employee 401(k) Plan and after six years of continuous service for the Funded Retirement Plan.
     Deferred Compensation Arrangements — During fiscal 2002, the Company adopted a deferred compensation plan titled the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan.
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
     Effective January 1, 2008, the Executive Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code. Amounts deferred prior to January 1, 2005 (which were fully vested under the terms of the plan), including past and future earnings credited thereon, will remain subject to the terms in place prior to January 1, 2005.
Perquisites:
     Brady provides the named executive officers with the following perquisites that are not available to other non-executive employees:
•	Annual allowance for financial and tax planning

•	Eligibility for annual physical

•	Company car

•	Long-term care insurance

•	Personal liability insurance
Stock Ownership Guidelines
     In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company’s stock, stock ownership guidelines have been established. This supports our belief that stock ownership better aligns the interests of our executives and directors with the Company’s shareholders.

     The Board of Directors has established the following stock ownership guidelines for our named executive officers:

Frank M. Jaehnert	100,000 shares
Thomas J. Felmer	30,000 shares
David Mathieson	30,000 shares
Peter C. Sephton	30,000 shares
Matt O. Williamson	30,000 shares
Robert L. Tatterson	30,000 shares
Each director is required to beneficially own 5,000 shares of Company stock.
     Named executive officers have up to five years to achieve these ownership levels. If an executive does not meet the ownership level at the end of the fifth year, the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Compensation Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met within the five-year period.
     For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan and Company stock owned in the Employee 401(k) Plan is included. In addition, twenty percent of any vested stock options that are “in the money” are included.
Employment and Change of Control Agreements
     The Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company, including all the named executive officers. The agreements call for payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the two years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.
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
Compensation Committee Interlocks and Insider Participation
     During fiscal 2008, the Board’s Compensation Committee was composed of Messrs. Allender, Buchanan, Jarc, Nei, Peirce, and Ms. Bush. None of these persons has at any time been an employee of the Company or any of its subsidiaries. During fiscal 2008, Mr. Peirce and Ms. Bush retired from the Board of Directors. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and

based on the review and discussions, the Compensation Committee, consisting of Messrs. Nei (Chairman), Allender, Buchanan, and Jarc, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Summary Compensation Table
     The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2008 for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2008 and 2007.

					Non-Equity
			Restricted	Option	Incentive Plan	All Other
	Fiscal	Salary	Stock Awards	Awards	Compensation	Compensation	Total
Name And Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
F.M. Jaehnert	2008	723,077	191,508	804,867	703,554	134,273	2,557,279
President & Chief Executive Officer	2007	638,987	—	860,224	430,677	146,592	2,076,480

T. Felmer	2008	293,269	134,056	402,433	98,128	66,115	994,001
Senior Vice President & Chief Financial	2007	268,269	—	416,072	184,458	69,875	938,674
Officer(4)

D. Mathieson	2008	145,500	—	123,444	—	44,262	313,206
Senior Vice President & Chief Financial	2007	293,046	—	438,301	144,413	68,349	944,109
Officer(4)

P.C. Sephton(5)	2008	399,920	134,056	402,433	314,097	271,246	1,521,752
Vice President — Brady Europe	2007	352,970	—	418,232	326,886	95,539	1,193,627

M. O. Williamson	2008	299,615	134,056	402,433	183,410	71,894	1,091,408
Vice President — Brady Americas	2007	279,340	—	418,232	234,939	66,817	999,328

R. Tatterson	2008	295,962	76,603	225,333	226,647	56,258	880,803
Vice President & Chief Technology	2007	209,615	—	79,222	106,217	35,720	430,774
Officer

(1)	Represents the amounts expensed in fiscal 2008 relating to grants of performance-based stock options, time-based stock options and restricted stock awards. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2008.

The actual value of a restricted stock award will depend on the market value of the Company’s common stock on the date the stock is sold.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(2)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(3)	The amounts in this column for Messrs. Jaehnert, Felmer, Mathieson, Williamson, and Tatterson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam.

The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above.

		Retirement	Group Term		Long-term	Personal
		Plan	Life	Company	Care	Liability
	Fiscal	Contributions	Insurance	Car	Insurance	Insurance	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
F.M. Jaehnert	2008	93,254	3,042	26,129	1,683	9,505	660	134,273
	2007	104,230	4,259	26,935	1,683	7,885	1,600	146,592

T. Felmer(4)	2008	37,434	572	20,380	1,683	5,426	620	66,115
	2007	41,585	872	20,993	1,683	4,742	—	69,875

D. Mathieson(4)	2008	30,629	318	9,892	570	2,853	—	44,262
	2007	36,801	744	23,149	1,368	5,362	925	68,349

P.C. Sephton(5)	2008	232,191	2,308	36,747	—	—	—	271,246
	2007	56,475	2,349	36,715	—	—	—	95,539

M. O. Williamson	2008	42,241	590	21,280	1,683	6,100	—	71,894
	2007	36,396	733	22,510	1,683	5,495	—	66,817

R. Tatterson	2008	29,443	356	18,795	1,881	5,143	640	56,258
	2007	9,750	381	16,693	1,568	4,170	3,158	35,720

(4)	Mr. Mathieson resigned as Senior Vice President & Chief Financial Officer effective December 31, 2007. Mr. Felmer served as President – Direct Marketing Americas through January 8, 2008, at which time he was named Senior Vice President & Chief Financial Officer.

(5)	The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2008: $1 = £0.5001 and fiscal 2007: $1 = £0.5135.
Grants of Plan-Based Awards for 2008
     The following table summarizes grants of plan-based awards made during fiscal 2008 to the named executive officers.

									All Other	All Other
									Stock	Option	Exercise
									Awards;	Awards;	or Base	Grant
									Number	Number of	Price of	Date Fair
			Estimated Future Payouts			Estimated Future Payouts			of Shares	Securities	Stock or	Value of
			Under Non-Equity Incentive			Under Equity Incentive Plan			of Stocks	Underlying	Option	Stock and
		Compensation	Plan Awards (1)			Awards (2)			or Units	Options	Awards	Option
	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(3)	(#)(4)	($/Share)	Awards
Name	Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(5)	($)
F.M. Jaehnert	8/1/2007	7/23/2007	—	723,077	1,084,616	—	60,000	60,000			35.3500	769,800
	12/4/2007	11/15/2007								50,000	38.3100	639,000
	1/8/2008	12/21/2007							50,000		32.6050	1,641,500

T. Felmer	8/1/2007	7/23/2007	—	205,288	307,932	—	25,000	25,000			35.3500	320,750
	12/4/2007	11/15/2007								25,000	38.3100	319,500
	1/8/2008	12/21/2007							35,000		32.6050	1,149,050

P.C. Sephton	8/1/2007	7/23/2007	—	277,270	415,905	—	25,000	25,000			35.3500	320,750
	12/4/2007	11/15/2007								25,000	38.3100	319,500
	1/8/2008	12/21/2007							35,000		32.6050	1,149,050

									All Other	All Other
									Stock	Option	Exercise
									Awards;	Awards;	or Base	Grant
									Number	Number of	Price of	Date Fair
			Estimated Future Payouts			Estimated Future Payouts			of Shares	Securities	Stock or	Value of
			Under Non-Equity Incentive			Under Equity Incentive Plan			of Stocks	Underlying	Option	Stock and
		Compensation	Plan Awards (1)			Awards (2)			or Units	Options	Awards	Option
	Grant	Committee	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)(3)	(#)(4)	($/Share)	Awards
Name	Date	Approval Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	(5)	($)
M.O. Williamson	8/1/2007	7/23/2007	—	209,730	314,595	—	25,000	25,000			35.3500	320,750
	12/4/2007	11/15/2007								25,000	38.3100	319,500
	1/8/2008	12/21/2007							35,000		32.6050	1,149,050

R. Tatterson	8/1/2007	7/23/2007	—	207,173	310,760	—	20,000	20,000			35.3500	256,600
	12/4/2007	11/15/2007								25,000	38.3100	319,500
	1/8/2008	12/21/2007							20,000		32.6050	656,600

(1)	The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0% to 150% of the target.

(2)	The options granted equally vest upon meeting certain financial goals in fiscal 2008, 2009 and 2010. The structure of the grants is described in Compensation Discussion and Analysis above. The financial goals in 2008 have not been met so one-third of the options have not vested and were cancelled. The options have a term of ten years.

(3)	The awards granted vest upon meeting certain performance-based and service-based requirements. These requirements are described in the Compensation Discussion and Analysis above.

(4)	The options granted become exercisable as follows: one-third of the shares on December 4, 2008, one-third of the shares on December 4, 2009 and one-third of the shares on December 4, 2010. These options have a term of ten years.

(5)	The exercise price is the average of the highest and lowest sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The closing prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the dates of the grants were $35.57 per share on August 1, 2007, $38.34 per share on December 4, 2007 and $31.68 per share on January 8, 2008, respectively.
Outstanding Equity Awards at 2008 Fiscal Year End

	Option Awards (1)					Stock Awards
			Equity Incentive			Equity Incentive	Equity Incentive
	Number of	Number of	Plan Awards:			Plan Awards;	Plan Awards:
	Securities	Securities	Number of			Number of	Market or Payout
	Underlying	Underlying	Securities			Unearned Shares,	Value of Unearned
	Unexercised	Unexercised	Underlying			Units or Other	Shares, Units or
	Options	Options	Unexercised	Option		Rights That Have	Other Rights That
	Exercisable	Unexercisable	Unearned	Exercise Price	Option	Not Vested	Have Not Vested
Name	(#)	(#)	Options (#)	($)	Expiration Date	(#)	($)
F.M. Jaehnert	5,000			10.1719	8/3/2008
	60,000			22.6325	8/2/2009
	17,200			15.2813	10/14/2009
	40,000		20,000 (2)	33.8900	8/1/2010
	20,000			14.1575	10/24/2010
	26,000			16.0000	10/16/2011
	30,000			16.3875	11/14/2012
	200,000			13.3100	2/24/2013
	72,000			17.3250	11/20/2013
	60,000			28.8425	11/18/2014
	33,333	16,667 (3)		37.8300	11/30/2015
			16,667 (4)	33.2250	8/1/2016
	16,667	33,333 (5)		38.1900	11/30/2016
			40,000 (6)	35.3500	8/1/2017
		50,000 (7)		38.3100	12/4/2017
						50,000 (8)	1,833,500

T. Felmer	30,000			22.6325	8/2/2009
	8,000			15.2813	10/14/2009
	20,000		10,000 (2)	33.8900	8/1/2010
	8,000			14.1575	10/24/2010
	8,000			160000	10/16/2011
	10,000			16.3875	11/14/2012
	10,000			17.3250	11/20/2013
	30,000			28.8425	11/18/2014

	Option Awards (1)							Stock Awards
				Equity Incentive				Equity Incentive	Equity Incentive
	Number of	Number of		Plan Awards:				Plan Awards;	Plan Awards:
	Securities	Securities		Number of				Number of	Market or Payout
	Underlying	Underlying		Securities				Unearned Shares,	Value of Unearned
	Unexercised	Unexercised		Underlying				Units or Other	Shares, Units or
	Options	Options		Unexercised		Option		Rights That Have	Other Rights That
	Exercisable	Unexercisable		Unearned		Exercise Price	Option	Not Vested	Have Not Vested
Name	(#)	(#)		Options (#)		($)	Expiration Date	(#)	($)
	16,667	8,333	(3)			37.8300	11/30/2015
				8,334	(4)	33.2250	8/1/2016
	8,333	16,667	(5)			38.1900	11/30/2016
				16,667	(6)	35.3500	8/1/2017
		25,000	(7)			38.3100	12/4/2017
								35,000 (8)	1,283,450

P.C. Sephton	30,000					22.6325	8/2/2009
	20,000			10,000	(2)	33.8900	8/1/2010
	14,000					17.3250	11/20/2013
	30,000					28.8425	11/18/2014
	16,667	8,333	(3)			37.8300	11/30/2015
				8,334	(4)	33.2250	8/1/2016
	8,333	16,667	(5)			38.1900	11/30/2016
				16,667	(6)	35.3500	8/1/2017
		25,000	(7)			38.3100	12/4/2017
								35,000 (8)	1,283,450

M.O. Williamson	30,000					22.6325	8/2/2009
	20,000			10,000	(2)	33.8900	8/1/2010
	5,500					16.0000	10/16/2011
	10,000					16.3875	11/14/2012
	14,000					17.3250	11/20/2013
	30,000					28.8425	11/18/2014
	16,667	8,333	(3)			37.8300	11/30/2015
				8,334	(4)	33.2250	8/1/2016
	8,333	16,667	(5)			38.1900	11/30/2016
				16,667	(6)	35.3500	8/1/2017
		25,000	(7)			38.3100	12/4/2017
								35,000 (8)	1,283,450

R. Tatterson				5,000	(9)	34.9510	10/2/2016
	8,333	16,667	(5)			38.1900	11/30/2016
				13,333	(6)	35.3500	8/1/2017
		25,000	(7)			38.3100	12/4/2017
								20,000 (8)	733,400

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	All vested on August 1, 2008 as the performance criteria for fiscal 2008 consolidated net income of $115 million have been met.

(3)	All vest on November 30, 2008.

(4)	All will vest on August 1, 2009 if the performance criteria for fiscal 2009 net income are met.

(5)	One-half vest on November 30, 2008 and one-half vest on November 30, 2009.

(6)	One-half of the options will vest on August 1, 2009 if the performance criteria for fiscal 2009 earnings per share are met and one-half will vest on August 1, 2010 if the performance criteria for fiscal 2010 earnings per share are met.

(7)	One-third of the options vest on December 4, 2008, one-third of the options vest on December 4, 2009 and one-third of the options vest on December 4, 2010.

(8)	All vest on January 8, 2013.

(9)	All will vest on October 2, 2009 if the performance criteria for fiscal 2009 net income are met.

Option Exercises and Stock Vested for Fiscal 2008
     The following table summarizes option exercises completed during fiscal 2008 to the named executive officers.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)
F.M. Jaehnert	81,895	2,414,874

T. Felmer	48,000	975,814

D. Mathieson	115,600	1,869,572

P.C. Sephton	25,000	557,023

M.O. Williamson	None	None

R. Tatterson	None	None
Non-Qualified Deferred Compensation for Fiscal 2008
     The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2008 for the named executive officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
Name	Last Fiscal Year ($)	Last Fiscal Year ($)	Last Fiscal Year ($)	Distributions ($)	Last Fiscal Year ($)
F.M. Jaehnert	381,153	75,485	90,129	0	2,896,075

T. Felmer	119,511	19,064	(11,225)	0	758,282

D. Mathieson	124,491	17,922	23,298	0	816,056

P.C. Sephton	0	0	0	0	0

M.O. Williamson	58,909	23,841	8,596	0	610,522

R. Tatterson	40,671	12,112	(729)	0	52,056
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
     The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. No other employment agreements have been entered into between the Company and any of the named executive officers.
     Assumptions and General Principles. The following assumptions and general principles apply with respect to the tables that follow in this section.
•	The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2008. Accordingly, the tables reflect amounts earned as of July 31, 2008 and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

•	The tables below include amounts the Company is obligated to pay the named executive officer as a result of the executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the named executive officers would receive benefits in addition to those set forth in the tables.

•	A named executive officer is entitled to receive base salary earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not shown in the tables.
     Frank M. Jaehnert
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2008 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)	Bonus ($)	Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	(2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
2,250,000	2,027,887	1,833,500	165,818	1,036,959	25,000	7,339,164

(1)	Represents three times the base salary in effect at July 31, 2008.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $36.67 on 50,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $36.67 and the exercise price on 76,667 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

     Thomas J. Felmer
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2008 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
600,000	463,781	1,283,450	78,511	454,851	25,000	2,905,593

(1)	Represents two times the base salary in effect at July 31, 2008.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the closing market price of $36.67 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $36.67 and the exercise price on 35,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     David Mathieson
     Mr. Mathieson resigned as Senior Vice President and Chief Financial Officer of the Company effective December 31, 2007. His resignation did not accelerate the vesting of any unvested restricted stock awards or unvested stock options and did not result in any payment under his change of control agreement.
     Peter C. Sephton
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2008 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
812,005	615,133	1,283,450	78,511	467,443	25,000	3,281,542

(1)	Represents two times the base salary in effect at July 31, 2008. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the July month-end exchange rate: $1 = £0.5050.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the closing market price of $36.67 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $36.67 and the exercise price on 35,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     Matthew O. Williamson
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2008 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
610,000	504,462	1,283,450	78,511	442,801	25,000	2,944,224

(1)	Represents two times the base salary in effect at July 31, 2008.

(2)	Represents two times the average bonus payment received in the last two fiscal years ended July 31.

(3)	Represents the closing market price of $36.67 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $36.67 and the exercise price on 35,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     Robert Tatterson
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2008 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
600,000	212,434	733,400	26,374	282,934	25,000	1,880,142

(1)	Represents two times the base salary in effect at July 31, 2008.

(2)	Represents two times the bonus payment received in the last fiscal year ended July 31.

(3)	Represents the closing market price of $36.67 on 20,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $36.67 and the exercise price on 18,333 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Potential Payments Upon Termination Due to Death or Disability
     In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2008.

	Unvested Shares of		Unvested Stock Options
	Restricted Stock as of	Restricted Stock Award	In-the Money as of	Stock Option
Name	July 31, 2008	Acceleration Gain $ (1)	July 31, 2008	Acceleration Gain $ (2)
F.M. Jaehnert	50,000	1,833,500	76,667	165,818

T. Felmer	35,000	1,283,450	35,000	78,511

P.C. Sephton	35,000	1,283,450	35,000	78,511

M.O. Williamson	35,000	1,283,450	35,000	78,511

R. Tatterson	20,000	733,400	18,333	26,374

(1)	Represents the closing market price of $36.67 on unvested shares that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $36.67 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.
Compensation of Directors
     To ensure competitive compensation for the directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee in making recommendations to the Board of Directors regarding director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. Directors who were not also employees of the Company received an annual retainer of

$35,000 plus $6,000 for each committee they chair ($10,000 for the audit committee chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also receive $1,000 for each meeting they attend of any committee for which they are not a member and $500 for each telephonic committee meeting they attend of any committee for which they are not a member. Effective December 1, 2008, the annual retainer will increase from $35,000 to $45,000.
     Directors are also granted 6,000 time-based stock options in November/December of each year while they are serving on the Board. Effective December 1, 2008, the annual grant will increase from 6,000 to 6,600 time-based stock options. Upon election to the Board, a director is granted 10,000 time-based stock options. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The options vest one-third each year for the first three years and have a ten year life.
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
     Director Compensation Table

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($) (1)	Total ($)
Elizabeth Pungello	65,500	75,512	141,012

Peter J. Lettenberger (2)	16,708	58,338	75,046

Robert C. Buchanan	89,000	75,512	164,512

Roger D. Peirce (2)	16,708	58,338	75,046

Richard A. Bemis	73,000	75,512	148,512

Frank W. Harris	70,000	75,512	145,512

Gary E. Nei	73,500	75,512	149,012

Mary K. Bush (2)	4,500	58,338	62,838

Frank R. Jarc	104,250	75,512	179,762

Chan W. Galbato	72,000	64,974	136,974

Patrick W. Allender	71,000	53,778	124,778

Conrad G. Goodkind	95,250	53,778	149,028

Bradley C. Richardson	60,542	28,622	89,164

(1)	Represents the amounts expensed in fiscal 2008 relating to grants of stock options. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2008. The grant date fair value of options granted in fiscal 2008 for each director was $77,280 for Ms. Pungello, Mr. Buchanan, Mr. Bemis, Mr. Harris, Mr. Nei, Mr. Jarc and Mr. Galbato, $202,780 for Mr. Allender and Mr. Goodkind and $128,800 for Mr. Richardson. No options were granted in fiscal 2008 to Mr. Lettenberger, Mr. Peirce and Ms. Bush.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

Outstanding option awards at July 31, 2008 for each individual serving as a director on that date include the following: Ms. Pungello, 30,000 shares; Mr. Buchanan, 18,000 shares; Mr. Bemis, 41,000 shares; Mr. Harris, 39,000 shares; Mr. Nei, 39,000 shares; Mr. Jarc, 42,000 shares; Mr. Galbato, 16,000 shares; Mr. Allender, 16,000 shares; Mr. Richardson, 10,000 shares; and Mr. Goodkind, 16,000 shares.

(2)	Served as Director through the Annual Meeting of Shareholders occurring in November 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2008. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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
(b) Security Ownership of Management
     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of July 31, 2008. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(6)	Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,048,945	2.1%
	Frank M. Jaehnert(2)	725,698	1.4
	Allan J. Klotsche	189,824	0.4
	Thomas J. Felmer	169,581	0.3
	Matthew O. Williamson	156,618	0.3
	Peter C. Sephton	129,001	0.3
	Richard A. Bemis	94,448	0.2
	Robert C. Buchanan(3)	77,625	0.2
	Frank W. Harris	66,488	0.1
	Gary E. Nei(4)	62,937	0.1
	Conrad G. Goodkind	52,195	0.1
	Frank R. Jarc	42,861	0.1
	Barbara Bolens	27,696	0.1
	Robert L. Tatterson	8,334	*
	Chan W. Galbato	3,334	*
	Patrick W. Allender	3,334	*
	Bradley C. Richardson	379	*
	All Officers and Directors as a Group (17 persons)(5)	2,859,298	5.6%
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)	Ms. Pungello’s holdings of Class A Common Stock include 300,000 shares held jointly with her spouse and 728,999 shares owned by trusts for which she is a trustee and has either sole or joint dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)	Of the amount reported, Mr. Buchanan owns 14,534 shares as co-trustee of three separate trusts.

(4)	Of the amount reported, Mr. Nei owns 9,665 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse).

(5)	The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 1,393,475 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2008, including the following: Ms. Pungello, 18,000 shares; Mr. Jaehnert, 600,201 shares; Mr. Klotsche, 180,535 shares; Mr. Felmer, 159,001 shares; Mr. Williamson, 144,501 shares; Mr. Sephton, 129,001 shares; Mr. Bemis, 29,000 shares; Mr. Buchanan, 6,000 shares; Mr. Harris, 27,000 shares; Mr. Nei, 27,000 shares; Mr. Goodkind, 3,334 shares; Mr. Jarc, 30,000 shares; Ms. Bolens, 24,900 shares; Mr. Tatterson, 8,334 shares; Mr. Galbato, 3,334 shares; Mr. Allender, 3,334 shares; Mr. Richardson, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2008.

(6)	The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 238,271 shares of Class A Common Stock, including the following: Ms. Pungello, 1,946 shares; Mr. Jaehnert, 60,023 shares; Mr. Klotsche, 7,128 shares; Mr. Felmer, 9,837 shares; Mr. Williamson, 12,117 shares; Mr. Sephton, 0 shares; Mr. Bemis, 47,448 shares; Mr. Buchanan, 55,391 shares; Mr. Harris, 79 shares; Mr. Nei, 26,272 shares; Mr. Goodkind, 2,533 shares; Mr. Jarc, 12,861 shares; Ms. Bolens, 2,257 shares; Mr. Tatterson, 0 shares; Mr. Galbato, 0 shares; Mr. Allender, 0 shares; Mr. Richardson, 379 shares.
(c) Changes in Control
     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,985,205	$29.43	972,500
Equity compensation plans not approved by security holders	None	None	None

Total	3,985,205	$29.43	972,500

     The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 300,000 and 2,000,000 shares of Class A Nonvoting Common Stock for issuance under the 2005 and 2006 Plans, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, 2004, 2005, 2006, and 2007, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. The options granted in 2003, 2004 and 2005 have a maximum term of five years and the options granted in 2006 and 2007 have a maximum term of ten years. All grants under the Option Plans are at market price on the date of the grant. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2008, 210,000 performance-based restricted shares were outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Conrad G. Goodkind has been a member of the Board of Directors of the Company since September 2007, and the Company’s Secretary until November 2007. Until October 2007, he was an equity partner of Quarles & Brady LLP, which provides legal services to the Company.
     See Item 10 — Directors and Executive Officers of the Registrant for a discussion of director independence.
Item 14. Principal Accounting Fees and Services
     The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2008 and 2007. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2008 and 2007.

	2008	2007
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,663	$2,014
Audit-related fees(2)	56	60
Tax fees — compliance	863	600

Subtotal audit, audit-related and tax compliance fees	2,582	2,674
Non-audit related
Tax fees — planning and advice	1,233	1,699
Other fees (3)	399	195

Subtotal non-audit related fees	1,632	1,894

Total fees	$4,214	$4,568

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	Audit-related fees include fees related to due diligence and employee benefit plan audits.

(3)	All other fees relate to expatriate activities.

	2008	2007
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.6 to 1	.7 to 1
     Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2007 and 2008 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     Item 15 (a) — The following documents are filed as part of this report:
          1) & 2) Consolidated Financial Statement Schedule —
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
          3) Exhibits — See Exhibit Index at page IV-2 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Brady Corporation (1)

3.2	By-laws of Brady Corporation, as amended (2)

*10.1	Form of Brady Corporation (2004) Change of Control Agreement entered into with Tom Felmer, David Mathieson, Peter Sephton, and Matthew Williamson (12)

*10.2	Brady Corporation BradyGold Plan, as amended (2)

*10.3	Executive Additional Compensation Plan, as amended (2)

*10.4	Executive Deferred Compensation Plan, as amended (16)

*10.5	Directors’ Deferred Compensation Plan, as amended (16)

*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan

*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended

*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)

10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)

*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended

*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)

*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended

*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended

10.14	Revolving Credit Facility Credit Agreement (14)

*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended

*10.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers (15)

10.17	First Amendment to Revolving Credit Facility Credit Agreement (6)

*10.18	Complete and Permanent Release and Retirement Agreement, dated July 9, 2007, between Brady Corporation and David R. Hawke (3)

*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)

*10.20	Amendment to Change of Control Agreement dated May 20, 2003, between Brady Corporation and Frank M. Jaehnert (10)

*10.21	Restated Brady Corporation Restoration Plan (5)

*10.22	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended

*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended

10.24	Brady Note Purchase Agreement dated June 28, 2004 (11)

10.25	First Supplement to Note Purchase Agreement, dated February 14, 2006 (9)

10.26	Second Supplement to Note Purchase Agreement, dated March 23, 2007 (5)

*10.27	Change of Control Agreement entered into with Robert Tatterson

21	Subsidiaries of Brady Corporation

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

Exhibit
Number	Description
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2006

(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 24, 2004

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 20, 2006

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 17, 2007

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2008	2007	2006
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for losses:
Balances at beginning of period	$9,109	$6,390	$3,726
Additions — Charged to expense	2,480	3,287	1,152
Due to acquired businesses	34	660	2,861
Deductions — Bad debts written off, net of recoveries	(1,564)	(1,228)	(1,349)

Balances at end of period	$10,059	$9,109	$6,390

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$18,073	$13,555	$8,573
Net charged to expense	3,822	2,542	2,441
Due to acquired businesses	253	1,976	2,541

Balances at end of period	$22,148	$18,073	$13,555

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of September 2008.

Brady Corporation
By:	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Accounting Officer) (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. M. Jaehnert	President and Director	September 26, 2008
F. M. Jaehnert	(Principal Executive Officer)

/s/ B.C. Richardson	Director	September 26, 2008
B.C. Richardson

/s/ R. A. Bemis	Director	September 26, 2008
R. A. Bemis

/s/ F. W. Harris	Director	September 26, 2008
F. W. Harris

/s/ R. C. Buchanan	Director	September 26, 2008
R. C. Buchanan

/s/ G. E. Nei	Director	September 26, 2008
G. E. Nei

/s/ F. R. Jarc	Director	September 26, 2008
F. R. Jarc

/s/ E. P. Pungello	Director	September 26, 2008
E. P. Pungello

/s/ C. W. Galbato	Director	September 26, 2008
C. W. Galbato

/s/ C.G. Goodkind	Director	September 26, 2008
C. G. Goodkind

/s/ P. W. Allender	Director	September 26, 2008
P. W. Allender