Form 10-Q
period 2008-10-31
BRADY CORP
filed 2008-12-08
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2008
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

As of December 5, 2008, there were outstanding 48,758,566 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	October 31, 2008	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178,792	$258,355
Accounts receivable, less allowance for losses ($9,066 and $10,059, respectively)	243,219	262,461
Inventories:
Finished products	68,267	75,665
Work-in-process	21,586	21,187
Raw materials and supplies	40,852	37,767

Total inventories	130,705	134,619
Prepaid expenses and other current assets	46,669	43,650

Total current assets	599,385	699,085
Other assets:
Goodwill	724,072	789,107
Other intangible assets	124,593	144,791
Deferred income taxes	25,576	25,943
Other	17,820	21,381
Property, plant and equipment:
Cost:
Land	6,169	6,490
Buildings and improvements	92,509	98,646
Machinery and equipment	265,097	282,232
Construction in progress	9,453	6,040

	373,228	393,408
Less accumulated depreciation	216,891	223,202

Net property, plant and equipment	156,337	170,206
Total	$1,647,783	$1,850,513

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$109,083	$118,209
Wages and amounts withheld from employees	52,396	82,354
Taxes, other than income taxes	8,033	10,234
Accrued income taxes	13,764	21,523
Other current liabilities	49,365	54,810
Short-term borrowings and current maturities on long-term obligations	21,430	21,431

Total current liabilities	254,071	308,561
Long-term obligations, less current maturities	457,143	457,143
Other liabilities	56,298	63,001

Total liabilities	767,512	828,705
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,926,466 and 50,005,296 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	294,181	292,769
Earnings retained in the business	667,108	639,059
Treasury stock — 2,125,021 and 1,046,191 shares, respectively of Class A nonvoting common stock, at cost	(67,539)	(33,234)
Accumulated other comprehensive (loss) income	(8,839)	128,161
Other	(5,188)	(5,495)

Total stockholders’ investment	880,271	1,021,808

Total	$1,647,783	$1,850,513

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2008	2007	Change
Net sales	$378,317	$380,134	(0.5)%
Cost of products sold	197,171	192,467	2.4%

Gross margin	181,146	187,667	(3.5)%

Operating expenses:
Research and development	9,056	8,978	0.9%
Selling, general and administrative	115,896	120,351	(3.7)%

Total operating expenses	124,952	129,329	(3.4)%

Operating income	56,194	58,338	(3.7)%

Other income (expense):
Investment and other income — net	1,852	118	1,469.5%
Interest expense	(6,361)	(6,720)	(5.3)%

Income before income taxes	51,685	51,736	(0.1)%

Income taxes	14,575	15,366	(5.1)%

Net income	$37,110	$36,370	2.0%

Per Class A Nonvoting Common Share:
Basic net income	$0.70	$0.67	4.5%
Diluted net income	$0.69	$0.66	4.5%
Dividends	$0.17	$0.15	13.3%

Per Class B Voting Common Share:
Basic net income	$0.68	$0.65	4.6%
Diluted net income	$0.67	$0.64	4.7%
Dividends	$0.15	$0.13	15.4%

Weighted average common shares outstanding (in thousands):
Basic	53,291	54,350
Diluted	53,938	55,121
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2008	2007
Operating activities:
Net income	$37,110	$36,370
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,712	14,168
Non-cash portion of stock-based compensation expense	2,092	3,257
Other	(198)	46
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(12,571)	(10,880)
Inventories	(10,360)	1,337
Prepaid expenses and other assets	(8,147)	(4,417)
Accounts payable and accrued liabilities	(21,679)	(13,278)
Income taxes	(3,513)	6,086
Other liabilities	(1,167)	1,201

Net cash (used in) provided by operating activities	(4,721)	33,890

Investing activities:
Payments of contingent consideration	—	(1,200)
Purchases of short-term investments	—	(5,150)
Sales of short-term investments	—	7,860
Purchases of property, plant and equipment	(6,429)	(7,395)
Other	1,300	(1,375)

Net cash used in investing activities	(5,129)	(7,260)

Financing activities:
Payment of dividends	(9,061)	(8,100)
Proceeds from issuance of common stock	1,162	4,134
Principal payments on debt	(1)	(5)
Purchase of treasury stock	(36,508)	—
Excess income tax benefit from the exercise of stock options and deferred compensation distributions	667	2,712

Net cash used in financing activities	(43,741)	(1,259)

Effect of exchange rate changes on cash	(25,972)	2,382

Net (decrease) increase in cash and cash equivalents	(79,563)	27,753
Cash and cash equivalents, beginning of period	258,355	142,846
Cash and cash equivalents, end of period	$178,792	$170,599

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,298	$9,298
Income taxes, net of refunds	15,605	1,782
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2008
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2008 and July 3l, 2008, and its results of operations and cash flows for the three months ended October 31, 2008 and 2007. The condensed consolidated balance sheet as of July 31, 2008 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2008.
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the quarter ended October 31, 2008, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2008	$412,977	$189,650	$186,480	$789,107
Adjustments for prior year acquisitions	275	46	—	321
Translation adjustments	(6,948)	(39,414)	(18,994)	(65,356)

Balance as of October 31, 2008	$406,304	$150,282	$167,486	$724,072

     Goodwill increased $321 during the three months ended October 31, 2008 as a result of adjustments to the preliminary allocation of the purchase price for the acquisitions of Sorbent Products Company (“SPC”) and Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively, “Transposafe”). Of the $321 increase during the quarter, $275 related to the final tax adjustment for the SPC acquisition. Goodwill decreased $65,356 during the three months ended October 31, 2008 due to the effects of foreign currency translation.

     Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	October 31, 2008				July 31, 2008
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,594	$(6,608)	$1,986	15	$8,603	$(6,592)	$2,011
Trademarks and other	7	7,096	(4,308)	2,788	7	8,079	(4,688)	3,391
Customer relationships	7	135,140	(59,151)	75,989	7	151,704	(59,101)	92,603
Non-compete agreements	4	10,519	(7,911)	2,608	4	12,222	(8,446)	3,776
Other	4	3,296	(3,293)	3	4	3,299	(3,294)	5
Unamortized other intangible assets:
Trademarks	N/A	41,219	—	41,219	N/A	43,005	—	43,005

Total		$205,864	$(81,271)	$124,593		$226,912	$(82,121)	$144,791

     The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at October 31, 2008 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and October 31, 2008.
     Amortization expense on intangible assets was $5,928 and $5,905 for the three-month periods ended October 31, 2008 and 2007, respectively. The amortization over each of the next five fiscal years is projected to be $22,965, $21,319, $17,893, $10,854 and $7,685 for the years ending July 31, 2009, 2010, 2011, 2012 and 2013, respectively.
NOTE C — Comprehensive Income (Loss)
     Total comprehensive income (loss), which was comprised of net income, foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unrealized gain on the post-retirement medical, dental and vision plan, and their related tax effects amounted to ($99,890) and $61,044 for the three months ended October 31, 2008 and 2007, respectively. The decrease in total comprehensive income for the quarter ended October 31, 2008 as compared to the same period the previous year was due to the appreciation of the U.S. dollar against other currencies.

NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended October 31,
	2008	2007
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$37,110	$36,370
Less:
Preferential dividends	(823)	(846)
Preferential dividends on dilutive stock options	(11)	(13)

Numerator for basic and diluted Class B net income per share	$36,276	$35,511

Denominator:
Denominator for basic net income per share for both Class A and Class B	53,291	54,350
Plus: Effect of dilutive stock options	647	771

Denominator for diluted net income per share for both Class A and Class B	53,938	55,121

Class A Nonvoting Common Stock net income per share:
Basic	$0.70	$0.67
Diluted	$0.69	$0.66

Class B Voting Common Stock net income per share:
Basic	$0.68	$0.65
Diluted	$0.67	$0.64
     Options to purchase approximately 1,613,500 and 1,280,500 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2008 and 2007, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E — Segment Information
     The Company evaluates segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, interest, foreign exchange gain or loss, other expenses not allocated to a segment, and income taxes.
     The Company is organized and managed on a geographic basis by region. Each of these regions, Brady Americas, Brady Europe and Brady Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional results. In applying the criteria set forth in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated. As a result of the changes, the Company changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008. Following is a summary of segment information for the three months ended October 31, 2008 and 2007:

					Corporate
					and
	Americas	Europe	Asia-Pacific	Subtotals	Eliminations	Totals
Three months ended October 31, 2008:
Revenues from external customers	$160,916	$108,215	$109,186	$378,317	—	$378,317
Intersegment revenues	14,381	1,511	7,988	23,880	(23,880)	—
Segment profit	35,524	31,138	22,401	89,063	(2,307)	86,756

Three months ended October 31, 2007:
Revenues from external customers	$174,775	$108,914	$96,445	$380,134	—	$380,134
Intersegment revenues	15,026	2,985	6,140	24,151	(24,151)	—
Segment profit	44,107	29,900	19,390	93,397	(2,237)	91,160
Following is a reconciliation of segment profit to net income for the three months ended October 31, 2008 and 2007:

	Three months ended:
	October 31,
	2008	2007
Total profit from reportable segments	$89,063	$93,397
Corporate and eliminations	(2,307)	(2,237)
Unallocated amounts:
Administrative costs	(30,562)	(32,822)
Investment and other income	1,852	118
Interest expense	(6,361)	(6,720)

Income before income taxes	51,685	51,736
Income taxes	(14,575)	(15,366)
Net income	$37,110	$36,370

NOTE F —Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. All performance-based options that were granted in fiscal 2006 and in prior years expire five years from the date of grant. Performance-based options granted in fiscal 2007 and forward expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. They vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares”.
     As of October 31, 2008, the Company has reserved 3,917,672 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 966,833 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2008 and 2007 was $2,092 ($1,276 net of taxes) and $3,257 ($1,987 net of taxes), respectively. As of October 31, 2008, total unrecognized compensation cost related to share-based compensation awards was $14,201 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.7 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the three months ended October 31, 2008 and 2007 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three Months Ended		Three Months Ended
	October 31, 2008		October 31, 2007
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	6.57	N/A	6.57	6.57
Expected volatility	31.80%	N/A	33.68%	33.68%
Expected dividend yield	1.78%	N/A	1.58%	1.58%
Risk-free interest rate	3.29%	N/A	4.30%	4.66%
Weighted-average market value of underlying stock at grant date	$35.42	N/A	$35.10	$35.35
Weighted-average exercise price	$35.42	N/A	$35.10	$35.35
Weighted-average fair value of options granted during the period	$11.04	N/A	$12.55	$12.83
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
     The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during the three months ended October 31, 2008. As of October 31, 2008, 210,000 performance-based restricted shares were outstanding.

     A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2008	3,985,205	$29.43
New grants	15,000	$35.42
Exercised	(72,034)	$16.14
Forfeited or expired	(10,499)	$38.02

Outstanding at October 31, 2008	3,917,672	$29.67	6.6	$17,063

Exercisable at October 31, 2008	2,424,376	$25.05	5.4	$17,063

     There were 2,424,376 and 2,225,776 options exercisable with a weighted average exercise price of $25.05 and $22.37 at October 31, 2008 and 2007, respectively. The cash received from the exercise of options during the quarters ended October 31, 2008 and 2007 was $1,163 and $4,134, respectively. The cash received from the tax benefit on options exercised during the quarters ended October 31, 2008 and 2007 was $446 and $2,493, respectively.
     The total intrinsic value of options exercised during the three months ended October 31, 2008 and 2007, based upon the average market price at the time of exercise during the period, was $1,479 and $6,393, respectively. The total fair value of stock options vested during the three months ended October 31, 2008 and 2007, was $84 and $47, respectively.
NOTE G: Stockholders’ Equity
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2008, there remained 650,864 shares to purchase in connection with this share repurchase plan. During the three months ended October 31, 2008, the Company acquired the remaining 650,864 shares of its Class A Nonvoting Common Stock authorized for repurchase under this plan for $21,539.
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million additional shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. Under this plan, the Company acquired 500,000 shares of its Class A Nonvoting Common Stock for $14,969 during the three months ended October 31, 2008.
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
     The Company accounts for postretirement benefits other than pensions in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2009 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2008.

NOTE I: Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements”, on August 1, 2008 as it relates to financial assets and liabilities. The impact of this adoption was not material to the Company’s financial statements. SFAS No. 157 will be effective for the Company’s nonfinancial assets and liabilities on August 1, 2009, the first day of the Company’s next fiscal year. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
     SFAS No. 157 establishes a fair market value hierarchy for the pricing inputs used to measure fair market value. The Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At October 31, 2008, $7,328 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At October 31, 2008, $2,801 of the Company’s forward exchange contracts were valued using Level 2 pricing inputs. The Company’s forward exchange contracts are included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of October 31, 2008, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

NOTE J: New Accounting Pronouncements
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
SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after August 1, 2009. The Company is in the process of evaluating the impact that will result from adopting SFAS No.141(R), and therefore, the Company is unable to disclose the impact that SFAS No. 141(R) will have on its financial position and results of operations when such statement is adopted.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Slovakia, South Korea, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
     Sales for the quarter ended October 31, 2008, declined 0.5% to $378.3 million, compared to $380.1 million in the same period of fiscal 2008. Of the decrease in sales, organic sales declined 2.5%, acquisitions added 2.1%, and the effects of fluctuations in the exchange rates used to translate financial results into the United States Dollar resulted in a 0.1% decline. Net income for the quarter ended October 31, 2008, was $37.1 million or $0.69 per diluted Class A Nonvoting Common Share, up 2.0% from $36.4 million or $0.66 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.
Results of Operations
     The comparability of the operating results for the three months ended October 31, 2008 to the prior year has been impacted by the following acquisitions completed in fiscal 2008.

Acquisitions	Segment	Date Completed
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Americas	March 2008

     Sales for the three months ended October 31, 2008 were down 0.5% compared to the same period in fiscal 2008. The decrease was comprised of a decline of 2.5% in organic sales, and a decrease of 0.1% due to the effect of currencies on sales, which were partially offset by an increase of 2.1% due to the acquisitions listed in the above table. The decline in organic sales for the quarter ended October 31, 2008, was due primarily to an 8.2% and 5.3% decrease in sales in the Americas and Europe, respectively, partially offset by an increase of 11.0% in organic sales in the Asia-Pacific segment.
     Gross margin as a percentage of sales declined to 47.9% for the quarter ended October 31, 2008, compared to 49.4% in the same period of the previous year. The decline in gross margin as a percentage of sales was the result of increased sales in the Asia-Pacific segment and decreased sales in the Americas and Europe segments as compared to the prior year. The sales generated in the Americas and Europe segments generate higher margins than sales in the Asia-Pacific segment.
     Research and development (“R&D”) expenses increased 0.9% to $9.1 million for the three months ended October 31, 2008, compared to $9.0 million for the same period in the prior year. As a percentage of sales, R&D expenses remained constant at 2.4% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, evidencing the Company’s continued commitment to innovation and new product development.
     Selling, general, and administrative (“SG&A”) expenses decreased 3.7% to $115.9 million for the three months ended October 31, 2008, as compared to $120.4 million for the same period in the prior year. The decrease in SG&A was due to the realization of savings from prior year cost reduction activities and foreign currency translation. As a percentage of sales, SG&A expenses decreased to 30.6% in the first quarter of fiscal 2009 from 31.7% in the same period of fiscal 2008.
     Investment and other income increased to $1.9 million for the quarter ended October 31, 2008 from $0.1 million for the quarter ended October 31, 2007. Interest income earned in the first quarter of fiscal 2009 was $1.1 million, as compared to $1.2 million in the first quarter of fiscal 2008. Also included in this income statement heading, the Company recorded gains from the net effect of changes in foreign currency exchange rates on specific transactions of $0.8 million in the first quarter of fiscal 2009, as compared to a loss of $1.1 million in the first quarter of fiscal 2008.
     Interest expense decreased slightly to $6.4 million for the quarter ended October 31, 2008 from $6.7 million for the quarter ended October 31, 2007. In June 2008, the Company paid the first installment of $21.4 million related to the debt securities issued in June 2004. As a result of a lower principal balance under the related debt agreement, the Company’s interest expense decreased in the first quarter of fiscal 2009 as compared to the same period in the prior year.
     The Company’s effective tax rate was 28.2% for the quarter ended October 31, 2008, and 29.7% for the same period of the previous year. The decrease in the effective tax rate was due primarily to a shift of profits away from higher taxed jurisdictions to lower taxed jurisdictions. The Company expects the full year effective tax rate for fiscal 2009 to be approximately 28%.
     Net income for the three months ended October 31, 2008, increased 2.0% to $37.1 million, compared to $36.4 million for the same quarter of the previous year. Net income as a percentage of sales increased slightly to 9.8% for the quarter ended October 31, 2008 from 9.6% for the same period in the prior year.
     During the quarter ended October 31, 2008, the Company experienced a deceleration in its businesses. Management believes that in light of the current global economic slowdown, business will remain uncertain for the remainder of fiscal 2009. As a result of this outlook, the Company has taken actions to reduce costs throughout the business, including a reduction in the global workforce of 10 percent, a wage freeze for all employees, reductions in discretionary spending and the deferral of previously approved increases in Director fees.

Business Segment Operating Results
     The Company is organized and managed on a geographic basis by region. Each of these regions, Brady Americas, Brady Europe and Brady Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment results. In applying the criteria set forth in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated. As a result of the changes, the Company changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008. Following is a summary of segment information for the three months ended October 31, 2008 and 2007:

					Corporate
			Asia-		and
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2008	$160,916	$108,215	$109,186	$378,317	—	$378,317
October 31, 2007	$174,775	$108,914	$96,445	$380,134	—	$380,134

SALES GROWTH INFORMATION
Three months ended October 31, 2008
Organic	(8.2)%	(5.3)%	11.0%	(2.5)%	—	(2.5)%
Currency	(0.3)%	(1.6)%	2.2%	(0.1)%	—	(0.1)%
Acquisitions	0.6%	6.3%	0.0%	2.1%	—	2.1%
Total	(7.9)%	(0.6)%	13.2%	(0.5)%	—	(0.5)%

SEGMENT PROFIT
Three months ended:
October 31, 2008	$35,524	$31,138	$22,401	$89,063	$(2,307)	$86,756
October 31, 2007	$44,107	$29,900	$19,390	$93,397	$(2,237)	$91,160
Percentage increase (decrease)	(19.5)%	4.1%	15.5%	(4.6)%	3.1%	(4.8)%
SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

	Three months ended:
	October 31,	October 31,
	2008	2007
Total profit from reportable segments	$89,063	$93,397
Corporate and eliminations	(2,307)	(2,237)
Unallocated amounts:
Administrative costs	(30,562)	(32,822)
Investment and other income	1,852	118
Interest expense	(6,361)	(6,720)

Income before income taxes	51,685	51,736
Income taxes	(14,575)	(15,366)

Net income	$37,110	$36,370

     The Company evaluates performance of the businesses using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Interest, stock options, investment and other income and income taxes are also excluded when evaluating performance.

Americas:
     Sales in the Americas decreased 7.9% for the quarter ended October 31, 2008, compared to the same period in the prior year. Organic sales declined 8.2% in the first quarter of fiscal 2009 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales by 0.3% in the quarter. Sales in the region were aided by the fiscal 2008 acquisition of DAWG, which increased sales by 0.6% for the quarter. The decline in organic sales was driven by weakness in the MRO markets in the U.S., partially offset by growth in Brazil, Mexico and Canada as well as moderate growth in the OEM markets in the U.S. The segment experienced a significant softening across most markets during the quarter ended October 31, 2008. Management expects that challenging business conditions will continue for the remainder of fiscal 2009.
     Segment profit decreased 19.5% to $35.5 million for the quarter ended October 31, 2008, compared to $44.1 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 22.1% for the quarter ended October 31, 2008 from 25.2% for the same period in the prior year. The decline in segment profit as a percentage of sales was primarily due to weak sales, which impacted the Company’s ability to absorb fixed costs and overhead. The decline in segment profit as a percentage of sales was partially offset by the reduction of costs resulting from the implementation of the Brady Business Performance System (“BBPS”).
Europe:
     Europe sales declined 0.6% for the quarter ended October 31, 2008, compared to the same period in the prior year. Organic sales were down 5.3% in the quarter as compared to the same period last year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, primarily the Euro and the British pound, which decreased sales within the region by 1.6% in the quarter. The fiscal 2008 acquisition of Transposafe increased sales by 6.3%. The decline in organic sales was primarily the result of a weakening European economy. Geographically, the segment experienced declines in Germany, Slovakia, Italy, and the U.K., which were partially offset by gains in Belgium, Scandinavia, and France. The European economies are experiencing an economic downturn, and management anticipates that this downturn will negatively impact the segment during the remainder of fiscal 2009.
     Segment profit increased 4.1% to $31.1 million for the quarter ended October 31, 2008, compared to $29.9 million for the same period of the prior year. As a percentage of sales, segment profit increased to 28.8% in the first quarter of fiscal 2009 from 27.5% in the first quarter of fiscal 2008. Despite lower than expected sales, the segment was able to improve profitability over the prior year through the reduction of costs resulting from streamlined manufacturing operations and the implementation of the BBPS.
Asia-Pacific:
     Asia-Pacific sales increased 13.2% for the quarter ended October 31, 2008, compared to the same period in the prior year. Organic growth accounted for 11.0% in the quarter as compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, which increased sales within the region by 2.2% in the quarter. The segment’s strong organic growth for the quarter exceeded reported growth in the OEM electronic industry due to the successful conversion of designs to orders, increased allocations within the OEM supply chain, and the leveraging of the Company’s unique production capabilities. Towards the end of the first quarter of fiscal 2009, the segment experienced declining demand resulting from reaction to the slowing global economy by its key accounts in the consumer electronics industry. Additionally, management expects the challenging business conditions to continue during the remainder of calendar 2008 and into calendar 2009 due to the global economic downturn.
     Segment profit increased 15.5% to $22.4 million for the quarter ended October 31, 2008, compared to $19.4 million for the same period in the prior year. As a percentage of sales, segment profit increased to 20.5% in the first quarter of fiscal 2009 from 20.1% in the first quarter of fiscal 2008. The increase in segment profit was primarily the result of capacity utilization within the segment, in addition to prior year consolidation of facilities and benefits achieved from BBPS initiatives.

Financial Condition
     The Company’s current ratio as of October 31, 2008, was 2.4 compared to 2.3 at July 31, 2008. Cash and cash equivalents were $178.8 million at October 31, 2008, compared to $258.4 million at July 31, 2008. The decrease in cash of $79.6 million was the result of cash used in operations of $4.7 million, cash used in investing activities of $5.1 million, cash used in financing activities of $43.7 million, and the effects of the appreciation of the U.S. dollar against other currencies, which negatively impacted cash in the amount of $26.0 million during the quarter ended October 31, 2008.
     Accounts receivable decreased $19.2 million for the quarter primarily as a result of foreign currency translation, partially offset by increases in the Asia-Pacific segment due to increased sales volume. Inventories decreased $3.9 million for the quarter, primarily due to foreign currency translation, partially offset by lower than expected demand due to the economic slowdown in the Americas and Europe. The net decrease in current liabilities was $54.5 million for the quarter. The decrease was composed of a significant decrease in accrued wages due to the payment of incentives in the first quarter of fiscal 2009 related to the incentives earned in the year ended July 31, 2008, in addition to decreases in accounts payable and accrued income taxes.
     Cash used in operating activities totaled $4.7 million for the quarter ended October 31, 2008, compared to cash provided by operating activities of $33.9 million for the same period last year. The decrease was the result of significant increases in inventory balances, as well as decreases in accounts payable and income tax balances as compared to the decrease reported in the first quarter of fiscal 2008.
     Capital expenditures were $6.4 million for the quarter ended October 31, 2008, compared to $7.4 million in the same period last year. Net cash used in financing activities was $43.7 million for the quarter ended October 31, 2008, related primarily to the repurchase of the Company’s Class A Non-Voting Common Stock and the payment of dividends.
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
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of October 31, 2008, there were no outstanding borrowings under the credit facility.

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
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% fixed rate unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be repaid over seven years, which began in 2008, with interest payable on the notes semiannually on June 28 and December 28, which began in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. The Company paid its first installment under the debt agreement in June 2008 for $21.4 million.
     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2008, the Company was in compliance and, as of the date of this Report, believes it will remain in compliance with the financial covenants of its debt and revolving loan agreements.
     The Company believes its cash position is solid. While the Company strives to maximize investment income on its excess cash, preservation of principal is the first priority of the Company’s investment policy. In volatile markets, as the Company has recently experienced, the Company’s investment policy is intended to preserve principal as its primary goal, possibly at the expense of the yields historically achieved.
     The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its sources of borrowing, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, and dividend payments. Further, external funds have been available at a reasonable cost. As of the date of this Form 10-Q, the credit and financial markets are in a period of substantial instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.
Subsequent Events Affecting Financial Condition
     On November 20, 2008, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.17 per share payable on January 30, 2009 to shareholders of record at the close of business on January 9, 2009.
     On November 24, 2008, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which will allow the Company to issue and sell, from time to time in one or more offerings, an indeterminate amount of Class A Non-Voting Common Stock and debt securities as it deems prudent or necessary to raise capital at a later date. The shelf registration statement became effective upon filing with the SEC. The Company plans to use the proceeds from any future offerings under the shelf registration for general corporate purposes, including, but not limited to, acquisitions, capital expenditures, and refinancing of debt.

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
     Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. Under the guidelines established by FIN 48, which the Company adopted as of August 1, 2007, the Company is unable to determine the period in which the cash settlement of the liability associated with FIN 48 will occur with the respective taxing authority.
     Related-Party Transactions — The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to attract and retain key talent; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2008. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies, that enable it to mitigate the adverse effects of this financial market risk.
     The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Korean Won and Chinese Yuan currency. As of October 31, 2008, the amount of outstanding foreign exchange contracts was $15.6 million.
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2008, the Company had no interest rate derivatives.
     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities in Australia, Brazil, Canada, China, Mexico, South Korea, Thailand, India and throughout Europe. It sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the dollar and the European currencies, primarily the euro, changes between the dollar and the Australian dollar, changes between the dollar and the Canadian dollar, and changes between the dollar and the Chinese yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three months ending October 31, 2008 and 2007 were $11.9 million unfavorable and $103.3 million favorable, respectively. As of October 31, 2008 and 2007, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $230.3 million and $243.1 million, respectively. The potential decrease in the net current assets as of October 31, 2008 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $23.0 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
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

PART II. OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2008, the Company was authorized to purchase 650,864 shares in connection with this share repurchase plan, all of which shares were repurchased during the quarter ended October 31, 2008.
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to an additional one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes.
     The following table provides information with respect to the purchases of Class A Nonvoting Common Stock during the three months ended October 31, 2008.
ISSUER PURCHASES OF SECURITIES

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
August 1, 2008 — August 31, 2008	—	$—	—	650,864
September 1, 2008 — September 30, 2008	255,610	$33.81	255,610	1,395,254
October 1, 2008 — October 31, 2008	895,254	$31.13	895,254	500,000

Total	1,150,864	$31.72	1,150,864	500,000

ITEM 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders was held on November 20, 2008. At the meeting, the following persons were elected to serve as the Company’s directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock until the next annual meeting of shareholders and until their successors have been elected:
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
SIGNATURES

BRADY CORPORATION
Date: December 8, 2008	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: December 8, 2008	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)