Form 10-Q
period 2009-01-31
BRADY CORP
filed 2009-03-10
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2009
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
As of March 2, 2009, there were outstanding 47,745,180 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 31, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$185,091	$258,355
Accounts receivable, less allowance for losses ($7,905 and $10,059, respectively)	191,335	262,461
Inventories:
Finished products	65,646	75,665
Work-in-process	18,499	21,187
Raw materials and supplies	37,537	37,767

Total inventories	121,682	134,619
Prepaid expenses and other current assets	43,577	43,650

Total current assets	541,685	699,085
Other assets:
Goodwill	719,431	789,107
Other intangible assets	118,532	144,791
Deferred income taxes	27,196	25,943
Other	15,815	21,381
Property, plant and equipment:
Cost:
Land	6,183	6,490
Buildings and improvements	92,579	98,646
Machinery and equipment	271,541	282,232
Construction in progress	7,248	6,040

	377,551	393,408
Less accumulated depreciation	224,455	223,202

Net property, plant and equipment	153,096	170,206
Total	$1,575,755	$1,850,513

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$71,327	$118,209
Wages and amounts withheld from employees	50,339	82,354
Taxes, other than income taxes	6,487	10,234
Accrued income taxes	1,603	21,523
Other current liabilities	46,689	54,810
Current maturities on long-term obligations	21,429	21,431

Total current liabilities	197,874	308,561
Long-term obligations, less current maturities	457,143	457,143
Other liabilities	55,066	63,001

Total liabilities	710,083	828,705
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,745,180 and 50,005,296 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	296,342	292,769
Earnings retained in the business	654,034	639,059
Treasury stock - 2,306,307 and 1,046,191 shares, respectively of Class A nonvoting common stock, at cost	(70,917)	(33,234)
Accumulated other comprehensive (loss) income	(9,427)	128,161
Other	(4,908)	(5,495)

Total stockholders’ investment	865,672	1,021,808

Total	$1,575,755	$1,850,513

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,			Six Months Ended January 31,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2009	2008	Change	2009	2008	Change
Net sales	$266,449	$364,124	(26.8%)	$644,766	$744,258	(13.4%)
Cost of products sold	140,307	189,101	(25.8%)	337,478	381,567	(11.6%)

Gross margin	126,142	175,023	(27.9%)	307,288	362,691	(15.3%)

Operating expenses:
Research and development	8,503	10,071	(15.6%)	17,559	19,050	(7.8%)
Selling, general and administrative	93,613	122,508	(23.6%)	207,870	242,859	(14.4%)
Restructuring charge — (See Note K)	19,408	—	N/A	21,047	—	N/A

Total operating expenses	121,524	132,579	(8.3%)	246,476	261,909	(5.9%)

Operating income	4,618	42,444	(89.1%)	60,812	100,782	(39.7%)

Other (expense) income:
Investment and other (expense) income — net	(1,698)	2,269	(174.8%)	154	2,387	(93.5%)
Interest expense	(6,314)	(6,747)	(6.4%)	(12,675)	(13,467)	(5.9%)

(Loss) income before income taxes	(3,394)	37,966	(108.9%)	48,291	89,702	(46.2%)

Income taxes	756	11,276	(93.3%)	15,331	26,642	(42.5%)

Net (loss) income	$(4,150)	$26,690	(115.5%)	$32,960	$63,060	(47.7%)

Per Class A Nonvoting Common Share:
Basic net (loss) income	$(0.08)	$0.49	(116.3%)	$0.62	$1.16	(46.6%)
Diluted net (loss) income	$(0.08)	$0.48	(116.7%)	$0.62	$1.14	(45.6%)
Dividends	$0.17	$0.15	13.3%	$0.34	$0.30	13.3%

Per Class B Voting Common Share:
Basic net (loss) income	$(0.08)	$0.49	(116.3%)	$0.61	$1.14	(46.5%)
Diluted net (loss) income	$(0.08)	$0.48	(116.7%)	$0.60	$1.13	(46.9%)
Dividends	$0.17	$0.15	13.3%	$0.32	$0.28	14.3%

Weighted average common shares outstanding (in thousands):
Basic	52,350	54,510		52,821	54,430
Diluted	52,350	55,228		53,144	55,175
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	January 31,
	(Unaudited)
	2009	2008
Operating activities:
Net income	$32,960	$63,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,193	29,669
Non-cash portion of restructuring charges	1,916	—
Non-cash portion of stock-based compensation expense	4,244	6,382
Other	1,274	(517)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	42,156	7,080
Inventories	(548)	7,571
Prepaid expenses and other assets	(3,648)	(7,339)
Accounts payable and accrued liabilities	(64,413)	(17,117)
Income taxes	(17,428)	(1,266)
Other liabilities	(1,689)	325

Net cash provided by operating activities	22,017	87,848

Investing activities:
Acquisition of businesses, net of cash acquired	—	(24,552)
Purchase price adjustment	3,514	—
Payments of contingent consideration	(1,405)	(5,798)
Purchases of short-term investments	—	(10,350)
Sales of short-term investments	—	29,550
Purchases of property, plant and equipment	(12,948)	(14,358)
Other	1,998	(3,259)

Net cash used in investing activities	(8,841)	(28,767)

Financing activities:
Payment of dividends	(17,985)	(16,285)
Proceeds from issuance of common stock	1,284	7,980
Principal payments on debt	(2)	(9)
Purchase of treasury stock	(40,267)	—
Excess income tax benefit from the exercise of stock options and deferred compensation distribution	847	4,093

Net cash used in financing activities	(56,123)	(4,221)

Effect of exchange rate changes on cash	(30,317)	733

Net (decrease) increase in cash and cash equivalents	(73,264)	55,593
Cash and cash equivalents, beginning of period	258,355	142,846
Cash and cash equivalents, end of period	$185,091	$198,439

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$12,563	$13,153
Income taxes, net of refunds	27,384	26,381
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$—	$17,279
Liabilities assumed	—	(6,371)
Goodwill	—	13,644

Net cash paid for acquisitions	$—	$24,552

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2009
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2009 and July 3l, 2008, its results of operations for the three and six months ended January 31, 2009 and 2008, and its cash flows for the six months ended January 31, 2009 and 2008. The condensed consolidated balance sheet as of July 31, 2008 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Summary of Significant Accounting Policies
     Investments in Securities — The Company accounts for investments related to its deferred compensation plan in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. During the three months ended January 31, 2009, the Company assessed the decline in value of these investments, and determined that the decline was other than temporary. As a result, the Company recorded the decline of $2,428 as expense in “Investment and other (expense) income — net” on the Condensed Consolidated Statement of Income.
NOTE C — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the six months ended January 31, 2009, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2008	$412,977	$189,650	$186,480	$789,107
Adjustments for prior year acquisitions	275	(52)	(2,713)	(2,490)
Translation adjustments	(6,673)	(42,446)	(18,067)	(67,186)

Balance as of January 31, 2009	$406,579	$147,152	$165,700	$719,431

     In November 2008, the Company reached a settlement with the former owners of Tradex Converting AB (“Tradex”) relating to the final purchase price adjustments. The Company acquired Tradex in May 2006. Goodwill decreased approximately $3,514 as a result of the cash settlement. Goodwill increased $1,024 during the six months ended January 31, 2009 as a result of adjustments to the preliminary allocation of the purchase price for the acquisitions of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively, “Transposafe”) and Sorbent Products Company (“SPC”). Of the $1,024 increase in goodwill relating to prior year acquisitions, $703 related to the payment of an earnout to the former owners of Transposafe and $275 related to the final tax adjustment for the SPC acquisition. Goodwill decreased $67,186 during the six months ended January 31, 2009 due to the effects of foreign currency translation.

     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	January 31, 2009				July 31, 2008
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,537	$(6,714)	$1,823	15	$8,603	$(6,592)	$2,011
Trademarks and other	7	7,192	(4,512)	2,680	7	8,079	(4,688)	3,391
Customer relationships	7	134,831	(63,703)	71,128	7	151,704	(59,101)	92,603
Non-compete agreements	4	10,595	(8,302)	2,293	4	12,222	(8,446)	3,776
Other	4	3,296	(3,293)	3	4	3,299	(3,294)	5
Unamortized other intangible assets:
Trademarks	N/A	40,605	—	40,605	N/A	43,005	—	43,005

Total		$205,056	$(86,524)	$118,532		$226,912	$(82,121)	$144,791

     The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at January 31, 2009 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2009.
     Amortization expense on intangible assets was $5,601 and $6,838 for the three-month periods ended January 31, 2009 and 2008, respectively and $11,529 and $12,743 for the six-month periods ended January 31, 2009 and 2008, respectively. Annual amortization is projected to be $22,278, $21,319, $17,871, $10,847 and $7,681 for the years ending July 31, 2009, 2010, 2011, 2012 and 2013, respectively.
NOTE D — Comprehensive Income (Loss)
     Total comprehensive income (loss), which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to ($4,738) and $25,675 for the three months ended January 31, 2009 and 2008, respectively and ($104,628) and $86,719 for the six months ended January 31, 2009 and 2008, respectively. The decrease in total comprehensive income for the three months ended January 31, 2009 as compared to the same period in the previous year was primarily due to the reduction in net income. The decrease in total comprehensive income for the six months ended January 31, 2009 as compared to the same period in the previous year was primarily the result of the appreciation of the U.S. dollar against other currencies and a reduction in net income.

NOTE E — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008
Numerator:
Net (loss) income (numerator for basic and diluted Class A net income per share)	$(4,150)	$26,690	$32,960	$63,060
Less:
Preferential dividends	—	—	(823)	(846)
Preferential dividends on dilutive stock options	—	—	(11)	(13)

Numerator for basic and diluted Class B net income per share	$(4,150)	$26,690	$32,126	$62,201

Denominator:
Denominator for basic net income per share for both Class A and Class B	52,350	54,510	52,821	54,430
Plus: Effect of dilutive stock options	—	718	323	745

Denominator for diluted net income per share for both Class A and Class B	52,350	55,228	53,144	55,175

Class A Nonvoting Common Stock net (loss) income per share:
Basic	$(0.08)	$0.49	$0.62	$1.16
Diluted	$(0.08)	$0.48	$0.62	$1.14

Class B Voting Common Stock net (loss) income per share:
Basic	$(0.08)	$0.49	$0.61	$1.14
Diluted	$(0.08)	$0.48	$0.60	$1.13
     For the three months ended January 31, 2009, the Company was in a net loss position. As a result of the Company’s net loss position, and in accordance with SFAS No. 128, “Earnings per Share”, no additional shares were included in the diluted per-share amount for the three months ended January 31, 2009.
     Options to purchase approximately 3,700,000 and 2,657,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2009, respectively, and 2,171,000 and 1,725,750 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2008, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE F — Segment Information
     The Company evaluates segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, restructuring charges, interest, foreign exchange gain or loss, other expenses not allocated to a segment, and income taxes.
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
     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated. As a result of the changes, the Company changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008. Following is a summary of segment information for the three and six months ended January 31, 2009 and 2008:

					Corporate
					And
	Americas	Europe	Asia-Pacific	Sub-Totals	Eliminations	Totals
Three months ended January 31, 2009:
Revenues from external customers	$122,970	$87,201	$56,278	$266,449	—	$266,449
Intersegment revenues	9,536	1,286	5,070	15,892	(15,892)	—
Segment profit	22,041	22,945	4,122	49,108	(2,607)	46,501

Three months ended January 31, 2008:
Revenues from external customers	$156,621	$122,615	$84,888	$364,124	—	$364,124
Intersegment revenues	15,888	2,261	6,247	24,396	(24,396)	—
Segment profit	32,036	31,067	12,660	75,763	(2,347)	73,416

Six months ended January 31, 2009:
Revenues from external customers	$283,886	$195,416	$165,464	$644,766	—	$644,766
Intersegment revenues	23,917	2,797	13,058	39,772	(39,772)	—
Segment profit	57,564	54,084	26,523	138,171	(4,914)	133,257

Six months ended January 31, 2008:
Revenues from external customers	$331,396	$231,529	$181,333	$744,258	—	$744,258
Intersegment revenues	31,094	5,253	12,461	48,808	(48,808)	—
Segment profit	76,142	60,967	32,050	169,159	(4,583)	164,576
Following is a reconciliation of segment profit to net (loss) income for the three months and six months ended January 31, 2009 and 2008:

	Three months ended:		Six months ended:
	January 31,		January 31,
	2009	2008	2009	2008
Total profit from reportable segments	$49,108	$75,763	$138,171	$169,159
Corporate and eliminations	(2,607)	(2,347)	(4,914)	(4,583)
Unallocated amounts:
Administrative costs	(22,475)	(30,972)	(51,398)	(63,794)
Restructuring charges	(19,408)	—	(21,047)	—
Investment and other (expense) income	(1,698)	2,269	154	2,387
Interest expense	(6,314)	(6,747)	(12,675)	(13,467)

(Loss) income before income taxes	(3,394)	37,966	48,291	89,702
Income taxes	(756)	(11,276)	(15,331)	(26,642)

Net (loss) income	$(4,150)	$26,690	$32,960	$63,060

NOTE G — Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. Performance-based options that were granted in fiscal 2006 expire five years from the date of grant. All other performance-based options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. They vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares”.
     As of January 31, 2009, the Company has reserved 4,271,611 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 500,662 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2009 and 2008 was $2,152 ($1,313 net of taxes) and $3,125 ($1,906 net of taxes), respectively, and expense recognized during the six months ended January 31, 2009 and 2008 was $4,244 ($2,589 net of taxes) and $6,382 ($3,893 net of taxes), respectively. As of January 31, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $16,416 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2009 and 2008 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended		Six Months Ended
	January 31, 2009		January 31, 2008
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.97	N/A	6.04	6.57
Expected volatility	36.01%	N/A	32.05%	33.68%
Expected dividend yield	1.75%	N/A	1.62%	1.58%
Risk-free interest rate	2.03%	N/A	3.44%	4.66%
Weighted-average market value of underlying stock at grant date	$21.31	N/A	$38.22	$35.35
Weighted-average exercise price	$21.31	N/A	$38.22	$35.35
Weighted-average fair value of options granted during the period	$6.32	N/A	$11.94	$12.83
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
     The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during the six months ended January 31, 2009. As of January 31, 2009, 210,000 performance-based restricted shares were outstanding.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2008	3,985,205	$29.43
New grants	605,000	$21.31
Exercised	(89,434)	$16.03
Forfeited or expired	(229,160)	$35.20

Outstanding at January 31, 2009	4,271,611	$28.96	6.8	$6,102

Exercisable at January 31, 2009	2,885,483	$27.27	5.6	$5,859

     There were 2,885,483 and 2,606,364 options exercisable with a weighted average exercise price of $27.27 and $25.17 at January 31, 2009 and 2008, respectively. The cash received from the exercise of options during the three months ended January 31, 2009 and 2008 was $271 and $3,947, respectively. The cash received from the exercise of options during the six months ended January 31, 2009 and 2008 was $1,434 and $8,080, respectively. The cash received from the tax benefit on options exercised during the quarters ended January 31, 2009 and 2008 was $1,284 and $7,980, respectively. The cash received from the tax benefit on options exercised during the six months ended January 31, 2009 and 2008 was $847 and $4,093, respectively.
     The total intrinsic value of options exercised during the six months ended January 31, 2009 and 2008, based upon the average market price during the period, was $1,702 and $9,628, respectively. The total fair value of stock options vested during the six months ended January 31, 2009 and 2008, was $7,194 and $6,554, respectively.
NOTE H — Stockholders’ Investment
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three and six months ended January 31, 2009, the Company acquired 193,800 and 693,800 shares of its Class A Nonvoting Common Stock for $3,759 and $18,728, respectively. As of January 31, 2009, there remained 306,200 shares to purchase in connection with this share repurchase plan.
NOTE I — Employee Benefit Plans
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

NOTE J — Fair Value Measurements
     The Company adopted SFAS No. 157, “Fair Value Measurements”, on August 1, 2008 as it relates to financial assets and liabilities. The impact of this adoption has not been material to the Company’s financial statements. SFAS No. 157 will be effective for the Company’s nonfinancial assets and liabilities on August 1, 2009, the first day of the Company’s next fiscal year. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
     SFAS No. 157 establishes a fair market value hierarchy for the pricing inputs used to measure fair market value. The Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At January 31, 2009, $6,658 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At January 31, 2009, $1,006 of the Company’s forward exchange contracts were valued using Level 2 pricing inputs. The Company’s forward exchange contracts are included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of January 31, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.
NOTE K: New Accounting Pronouncements
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
SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after August 1, 2009. The impact of SFAS No. 141(R) on our future consolidated financial statements will depend on the size and nature of future acquisitions.
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
NOTE L: Restructuring
     In November 2008, in response to the global economic recession, the Company announced it would take several measures to address its cost structure. In addition to a company-wide salary freeze and a reduction in discretionary spending, the Company announced it would reduce its workforce by approximately 10 percent.
     The Company implemented its plan to reduce its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $1,639 and $21,047 during the three and six months ended January 31, 2009, respectively. The year-to-date restructuring charges consisted of $17,725 of employee separation costs, $1,548 of non-cash fixed asset write-offs, $757 of other facility closure related costs, $649 of contract termination costs, and $368 of non-cash stock option expense. Of the $21,047 of restructuring charges recorded during the six months ended January 31, 2009, $10,908 was incurred in the Americas, $7,256 was recorded in Europe, and $2,883 was expensed in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits for approximately 10 percent of its employees. The costs related to these restructuring activities have been recorded on the condensed consolidated statement of income as restructuring charges. The Company expects to incur approximately $30,000 of restructuring charges during fiscal year 2009 and expects to complete its restructuring activities during the remainder of fiscal 2009. The Company expects the majority of the cash payments to be made within the next twelve months.
     A reconciliation of the Company’s restructuring activity for fiscal 2009 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2008	$—	$—	$—	$—
Restructuring charge	1,058	335	246	1,639
Non-cash write-offs	—	(335)	—	(335)
Cash payments	(595)	—	(116)	(711)

Ending balance, October 31, 2008	$463	$—	$130	$593

Restructuring charge	17,035	1,213	1,160	19,408
Non-cash write-offs	(368)	(1,213)	—	(1,581)
Cash payments	(5,486)	—	(451)	(5,937)

Ending balance, January 31, 2009	$11,644	$—	$839	$12,483

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Korea, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Slovakia, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
     Sales for the quarter ended January 31, 2009, were down 26.8% to $266.4 million, compared to $364.1 million in the same period of fiscal 2008. Of the 26.8% decline in sales, organic sales decreased 20.8%, acquisitions added 0.2% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar negatively impacted sales 6.2%. Net loss for the quarter ended January 31, 2009, was $4.2 million or $0.08 per diluted Class A Nonvoting Common Share, down from $26.7 million of net income, or $0.48 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year.
     Sales for the six months ended January 31, 2009, decreased 13.4% to $644.8 million, compared to $744.3 million in the same period of fiscal 2008. Organic sales declined 11.5%, acquisitions added 1.2% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar lowered sales 3.1%. Net income for the six months ended January 31, 2009 was $33.0 million or $0.62 per diluted Class A Nonvoting Common Share, down 47.7% from $63.1 million, or $1.14 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
     The comparability of the operating results for the three and six months ended January 31, 2009, to the prior year has been impacted by the following acquisitions completed in fiscal 2008.

Acquisitions	Segment	Date Completed
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Americas	March 2008

     Sales for the three months ended January 31, 2009, were down 26.8% compared to the same period in fiscal 2008. The sales decline was comprised of a decrease in organic sales of 20.8%, a slight increase of 0.2% due to the acquisition of DAWG, and a decrease of 6.2% due to the effect of currencies on sales. The significant decline in organic sales for the quarter ended January 31, 2009, was primarily the result of the global economic recession. Organic sales were adversely impacted during the second quarter of fiscal 2009 across each of the Company’s three segments, with declines of 19.5%, 16.9%, and 28.9% for the Americas, Europe, and Asia-Pacific segments, respectively.
     Sales for the six months ended January 31, 2009, decreased 13.4% compared to the same period in fiscal 2008. The decline was comprised of an 11.5% decrease in organic sales, an increase of 1.2% due to the acquisitions listed above, and a decrease of 3.1% due to the effect of currencies on sales. The decrease in organic sales was due to declines of 13.5% in the Americas segment, 11.5% in Europe, and 7.7% in Asia-Pacific. The decline in organic sales in the Americas segment was primarily driven by weakness in the manufacturing sector. Organic sales were adversely impacted in Europe by the automotive and electronics industries. The decrease in organic sales in the Asia-Pacific segment was the result of declines experienced in the electronics industry, primarily during the second quarter of fiscal 2009. All segments were negatively impacted by the current economic recession.
     Gross margin as a percentage of sales decreased to 47.3% from 48.1% for the quarter and to 47.7% from 48.7% for the six months ended January 31, 2009, compared to the same periods of the previous year. This decrease in gross margin as a percentage of sales was primarily the result of decreased sales volumes, partially offset by savings generated from the reduction of contract labor, restructuring activities that took place during the second quarter of fiscal 2009, and efficiencies gained from the implementation of the Brady Business Performance System (“BBPS”) throughout the Company.
     Research and development (“R&D”) expenses decreased 15.6% to $8.5 million for the quarter and 7.8% to $17.6 million for the six months ended January 31, 2009, compared to $10.1 million and $19.1 million for the same periods in the prior year, respectively. While R&D expenses declined primarily due to reductions in incentive compensation and discretionary spending, the Company remains committed to funding new product development initiatives. In the second quarter of fiscal 2009, R&D expenses as a percentage of sales increased to 3.2% as compared to 2.8% in the same period of the previous year. For the first half of fiscal 2009, R&D expense as a percentage of sales increased slightly to 2.7% from 2.6% in the same period of the prior year.
     Selling, general and administrative (“SG&A”) expenses decreased 23.6% to $93.6 million for the three months ended January 31, 2009, compared to $122.5 million for the same period in the prior year, and decreased 14.4% to $207.9 million for the six months ended January 31, 2009, compared to $242.9 million for the same period in the prior year. The decrease in SG&A expenses was primarily the result of a decline in discretionary spending, reduced incentive compensation expense compared to the prior year, and the savings resulting from restructuring activities that took place during the second quarter of fiscal 2009. As a percentage of sales, SG&A expenses increased to 35.1% from 33.6% for the second quarter, and decreased slightly to 32.2% from 32.6% for the six months ended January 31, 2009, compared to the same periods in the prior year.
     Restructuring expenses were $19.4 million and $21.0 million for the three and six months ended January 31, 2009, respectively. In response to the global recession, the Company implemented a plan to address its cost structure. During the three and six months ended January 31, 2009, the Company incurred costs related to the reduction of its workforce and facility consolidations. Restructuring costs related primarily to employee separation costs, consisting of severance pay, outplacement services, medical and other related benefits for approximately 10 percent of its employees. The Company expects to complete its restructuring activities during the remainder of fiscal 2009.
     Interest expense decreased to $6.3 million from $6.7 million for the quarter and to $12.7 million from $13.5 million for the six months ended January 31, 2009, compared to the same periods in the prior year. In June 2008, the Company paid the first installment of $21.4 million related to the debt securities issued in June 2004. As a result of a lower principal balance under the related debt agreement, the Company’s interest expense decreased for the three and six months ended January 31, 2009 as compared to the same periods in the prior year.
     Other income and expense decreased to $1.7 million of expense for the quarter and decreased to $0.2 million of income for the six months ended January 31, 2009, compared to $2.3 million of income and $2.4 million of income for the same periods in the prior year, respectively. Of the $1.7 million in other expense for the three months ended January 31, 2009, $2.4 million was due to a decrease in the value of mutual funds held in deferred compensation plans, partially offset by $0.6 million of interest income generated from investments of excess cash and $0.1 million related to foreign exchange gains during the quarter. Of the $2.3 million in other income for the three months ended January 31, 2008, $1.8 million was the result of interest income generated from investments of excess cash and $0.4 million related to foreign exchange gains during the quarter. For the six months ended January 31, 2009, of the $0.2 million of other income, $1.7 million was related to interest income generated from investments and $0.9 million related to foreign exchange gains, partially offset by $2.4 million of expense related to the decline in the value of mutual funds held in deferred compensation plans. For the six months ended January 31, 2008, of the $2.4 million of other income, $2.9 million was related to interest income generated from investments, partially offset by $0.6 million in foreign exchange loss.

     The Company’s effective tax rate for the first quarter of fiscal 2009 was 28.2%. During the three months ended January 31, 2009, the Company recorded certain valuation allowances against deferred tax assets as a result of the decline in income before taxes, negatively impacting the effective tax rate for the three months ended January 31, 2009 and resulting in a year-to-date tax rate of 31.7%. The Company’s tax rate for the three and six months ended January 31, 2008 was 29.7%. The increased tax rate in the six months ended January 31, 2009 is primarily due to the recording of the valuation allowances discussed above. The Company expects the full year effective tax rate for fiscal 2009 to be approximately 28%.
     Net income (loss) for the three months ended January 31, 2009, decreased to a loss of $4.2 million, compared to income of $26.7 million for the same quarter of the previous year. Net income (loss) as a percentage of sales decreased to (1.6%) from 7.3% for the quarter ended January 31, 2009, compared to the same period in the prior year, due to the factors noted above. For the six months ended January 31, 2009, net income decreased 47.7% to $33.0 million, compared to $63.1 million for the same period in the previous year. As a percentage of sales, net income decreased to 5.1% from 8.5% for the six months ended January 31, 2009, compared to the same period in the previous year.

Business Segment Operating Results
     The Company is organized and managed on a geographic basis by region. Effective in the fourth quarter of fiscal 2008, the Company has three reporting segments, Americas, Europe, and Asia-Pacific. Following is a summary of segment information for the three and six months ended January 31, 2009 and 2008:

					Corporate
			Asia-		and
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2009	$122,970	$87,201	$56,278	$266,449	$—	$266,449
January 31, 2008	156,621	122,615	84,888	364,124	—	364,124

Six months ended:
January 31, 2009	$283,886	$195,416	$165,464	$644,766	$—	$644,766
January 31, 2008	331,396	231,529	181,333	744,258	—	744,258

SALES GROWTH INFORMATION
Three months ended January 31, 2009
Base	(19.5%)	(16.9%)	(28.9%)	(20.8%)	—	(20.8%)
Currency	(2.6%)	(12.0%)	(4.8%)	(6.2%)	—	(6.2%)
Acquisitions	0.6%	0.0%	0.0%	0.2%	—	0.2%
Total	(21.5%)	(28.9%)	(33.7%)	(26.8%)	—	(26.8%)

Six months ended January 31, 2009
Base	(13.5%)	(11.5%)	(7.7%)	(11.5%)	—	(11.5%)
Currency	(1.4%)	(7.1%)	(1.1%)	(3.1%)	—	(3.1%)
Acquisitions	0.6%	3.0%	0.0%	1.2%	—	1.2%
Total	(14.3%)	(15.6%)	(8.8%)	(13.4%)	—	(13.4%)
SEGMENT PROFIT
Three months ended:
January 31, 2009	$22,041	$22,945	$4,122	$49,108	$(2,607)	$46,501
January 31, 2008	32,036	31,067	12,660	75,763	(2,347)	73,416
Percentage change	(31.2%)	(26.1%)	(67.4%)	(35.2%)	11.1%	(36.7%)

Six months ended:
January 31, 2009	$57,564	$54,084	$26,523	$138,171	$(4,914)	$133,257
January 31, 2008	76,142	60,967	32,050	169,159	(4,583)	164,576
Percentage change	(24.4%)	(11.3%)	(17.2%)	(18.3%)	7.2%	(19.0%)
SEGMENT PROFIT RECONCILIATION (Dollars in thousands)

	Three months ended:		Six months ended:
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008
Total profit from reportable segments	$49,108	$75,763	$138,171	$169,159
Corporate and eliminations	(2,607)	(2,347)	(4,914)	(4,583)
Unallocated amounts:
Administrative costs	(22,475)	(30,972)	(51,398)	(63,794)
Restructuring charges	(19,408)	—	(21,047)	—
Investment and other (expense) income	(1,698)	2,269	154	2,387
Interest expense	(6,314)	(6,747)	(12,675)	(13,467)

(Loss) income before income taxes	(3,394)	37,966	48,291	89,702
Income taxes	(756)	(11,276)	(15,331)	(26,642)

Net (loss) income	$(4,150)	$26,690	$32,960	$63,060

     The Company evaluates performance of the businesses using sales and segment profit. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.

Americas:
     Brady Americas sales decreased 21.5% for the quarter and 14.3% for the six months ended January 31, 2009, compared to the same periods in the prior year. Organic sales declined 19.5% and 13.5% during the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a decline in sales of 2.6% in the quarter and 1.4% for the six-month period. Sales increased slightly due to the fiscal 2008 acquisition of DAWG, which increased sales by 0.6% for the quarter and 0.6% for the six-month period. The decline in organic sales of 19.5% for the quarter was driven by the economic downturn, specifically in the manufacturing, electronics, and construction sectors. In addition to the economic climate, customers have implemented initiatives to reduce inventory, resulting in lower sales for the segment. Geographically, the U.S., Brazil, and Canada have seen sharp decreases in organic sales, offset slightly by modest growth in Mexico.
     Segment profit declined 31.2% to $22.0 million from $32.0 million for the quarter and 24.4% to $57.6 million from $76.1 million for the six months ended January 31, 2009, compared to the same periods in the prior year. Segment profit was adversely impacted by decreased sales volume, impacting the segment’s ability to absorb fixed costs. To counter the impact of decreased sales volume, the segment reduced its workforce as well as continued the implementation of the BBPS to further reduce costs and improve efficiency. As a percentage of sales, segment profit in the second quarter of fiscal 2009 decreased to 17.9% from 20.5% and for the first half of fiscal 2009 decreased to 20.3% from 23.0%, compared to the same periods in the prior year. The decrease in segment profit as a percentage of sales was due to the reduced sales volume experienced in the segment.
Europe:
     Europe sales decreased 28.9% for the quarter and 15.6% for the six months ended January 31, 2009, compared to the same periods in the prior year. Organic sales declined 16.9% and 11.5% for the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which decreased sales in the segment by 12.0% in the quarter and 7.1% for the six-month period. The fiscal 2008 acquisition of Transposafe did not impact sales for the quarter; however it increased sales by 3.0% for the six-month period. The segment’s organic sales were adversely impacted by declines in the automotive and electronics industries. Geographically, Northern Europe and the U.K. experienced more pronounced losses in organic sales than did Southern Europe.
     Segment profit decreased 26.1% to $22.9 million from $31.1 million for the quarter and decreased 11.3% to $54.1 million from $61.0 million for the six months ended January 31, 2009, compared to the same periods in the prior year. The decline in segment profit is attributable to the decreased sales as discussed above. As a percentage of sales, segment profit increased to 26.3% from 25.3% in the second quarter of fiscal 2009 and to 27.7% from 26.3% in the six months ended January 31, 2009, compared to the same periods in the prior year. In response to the slowdown in business, the segment took actions to address its cost structure, including a reduction in its workforce, limited discretionary spending, and the closure of a die cut manufacturing facility located in Slovakia. During the second quarter of fiscal 2009, the segment began to realize savings resulting from these actions.
Asia-Pacific:
     Asia-Pacific sales declined 33.7% for the quarter and 8.8% for the six months ended January 31, 2009, compared to the same periods in the prior year. Organic sales in local currency decreased 28.9% in the quarter and 7.7% year-to-date, compared to the same periods in the previous year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which decreased sales within the segment by 4.8% for the quarter and 1.1% for the six-month period. The decline in organic sales for the quarter was primarily due to significantly decreased demand in the electronics industry. Net sales were also negatively impacted by the celebration of the Lunar New Year which fell during the second quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
     Segment profit decreased 67.4% to $4.1 million from $12.7 million for the quarter and declined 17.2% to $26.5 million from $32.1 million for the six months ended January 31, 2009, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 7.3% from 14.9% in the second quarter of fiscal 2009 and to 16.0% from 17.7% in the six months ended January 31, 2009, compared to the same periods in the prior year. The decline in segment profit during the three and six months ended January 31, 2009 was primarily the result of decreased sales, partially offset by savings generated from restructuring activities, shortened work weeks, and restrictions on discretionary spending.

Financial Condition
     The Company’s current ratio as of January 31, 2009, was 2.7 compared to 2.3 at July 31, 2008. Cash and cash equivalents were $185.1 million at January 31, 2009, compared to $258.4 million at July 31, 2008. The decrease in cash of $73.3 million was the result of cash provided by operations of $22.0 million, offset by cash used in investing activities of $8.8 million, cash used in financing activities of $56.1 million, and the effects of the appreciation of the U.S. dollar against other currencies, which negatively impacted cash in the amount of $30.3 million during the six months ended January 31, 2009.
     Accounts receivable decreased $71.1 million for the six months ended January 31, 2009 due to lower sales volumes and the impact of foreign currency translation on the Company’s foreign accounts receivable balances. Inventories declined $12.9 million as the result of foreign exchange. The net decrease in current liabilities was $110.7 million for the current year. The decrease was composed of a significant decrease in accounts payable primarily due to decreased purchases related to lower sales volumes, decreased accrued wages due to the payment of incentives in the first quarter of fiscal 2009 related to the incentives earned in the year ended July 31, 2008 and a reduced workforce.
     Cash flow from operating activities totaled $22.0 million for the six months ended January 31, 2009, compared to $87.8 million for the same period last year. The decrease was primarily the result of significant decreases in accounts payable balances and decreased net income for the six months ended January 31, 2008.
     The Company did not complete any acquisitions of businesses during the six months ended January 31, 2009, compared to $24.6 million used for acquisitions in the same period in the prior year. The Company reached a settlement with the former owners of Tradex related to the purchase price of the Tradex acquisition. The Company received approximately $3.5 million as the result of the settlement during the six months ended January 31, 2009. Payments of $0.7 million and $0.7 million were paid during the six months ended January 31, 2009 to satisfy the earnout and holdback liabilities of the Transposafe and Asterisco acquisitions, respectively. Payments of $4.4 million, $1.2 million, and $0.2 million were paid during the six months ended January 31, 2008 to satisfy the earnout and holdback liabilities of the Daewon Industry Corporation, STOPware, Inc., and Asterisco acquisitions, respectively. Capital expenditures were $12.9 million for the six months ended January 31, 2009, compared to $14.4 million in the same period last year. Net cash used in financing activities was $56.1 million for the six months ended January 31, 2009, related primarily to the repurchase of the Company’s Class A Non-Voting Common Stock and the payment of dividends. Net cash used in financing activities for the same period last year was $4.2, million due primarily to the payment of dividends, partially offset by the proceeds from the issuance of common stock.
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
     The Company has completed three private placements totaling $500 million in ten-year fixed notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The Company paid its first installment under the debt agreement in June 2008 for $21.4 million.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of January 31, 2009, there were no outstanding borrowings under the credit facility.

     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2009, the Company was in compliance with the financial covenants of its debt and revolving loan agreements.
     While the Company strives to maximize investment income on its cash, preservation of principal is the first priority of the Company’s investment policy. In volatile markets, as the Company has recently experienced, the Company’s investment policy is intended to preserve principal as its primary goal, possibly at the expense of the yields historically achieved.
     The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its sources of borrowing, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. Further, external funds have been available at a reasonable cost. As of the date of this Form 10-Q, the credit and financial markets are in a period of substantial instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.
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

Subsequent Events Affecting Financial Condition
     On February 19, 2009, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.17 per share payable on April 30, 2009 to shareholders of record at the close of business on April 10, 2009.
Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to maintain its debt covenants; unforeseen tax consequences; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2008. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
     The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Korean Won and Chinese Yuan currency. As of January 31, 2009, the amount of outstanding foreign exchange contracts was $17.1 million.
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2009, the Company had no interest rate derivatives.
     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities in Australia, Brazil, Canada, China, Mexico, South Korea, Thailand, India and throughout Europe. It sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded at January 31, 2009 and 2008 were $14.4 million unfavorable and $104.8 million favorable, respectively. As of January 31, 2009 and 2008, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $232.9 million and $251.8 million, respectively. The potential decrease in the net current assets as of January 31, 2009 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $23.4 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
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

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     Our financial position, results of operations, and cash flows are subject to various risks. In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A, Risk Factors, of our Form 10-K for the fiscal year ended July 31, 2008, which have not materially changed other than as reflected below.
     The following risk factors are additions to the risk factors discussed in Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended July 31, 2008.
     Our operating results, cash flows, and liquidity are susceptible to uncertainties arising from the length and severity of the current worldwide economic downturn, as well as the timing and strength of the subsequent recovery.
     The global economy is currently experiencing a severe recession, which has negatively impacted our sales volumes and results of operations. Most of our segments, major product lines, channels, and markets we serve, have experienced significant declines in the current global economic downturn. As a result of the slowing economy, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, and other challenges affecting the global economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase our products. Further, our vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations to us. Although governments around the world are enacting various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs. If the worldwide economic downturn continues for a significant period or there is further deterioration in the global economy, our results of operations, financial position, and cash flows could be materially adversely affected.
     Uncertainties in the global economy may put pressure on our ability to maintain our debt covenants.
     Our debt and revolving loan agreements require us to maintain certain financial covenants. Our June 2004, February 2006, and March 2007 debt agreements require us to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). Our October 2006 revolving loan agreement requires us to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires our trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). Depending on the severity and duration of the current global economic crisis, uncertainties in the market may put pressure on our ability to maintain our covenants.
     We may experience unforeseen tax consequences.
     We periodically review the probability of the realization of our deferred tax assets based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carryforward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and foreign jurisdictions, or changes in our geographic footprint may require changes in the valuation allowances to reduce our deferred tax assets or increase tax payments. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on our results of operations or financial condition.

     The following risk factor replaces the risk factor entitled “Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations” in our Form 10-K for the fiscal year ended July 31, 2008.
     Our goodwill or other intangible assets may become impaired, which may negatively impact our results of operations.
     We have a substantial amount of goodwill and other intangible assets on our balance sheet as a result of our acquisitions. As of July 31, 2008, we had $789.1 million of goodwill on our balance sheet, representing the excess of the total purchase price for our acquisitions over the fair value of the net assets we acquired, and $144.8 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks we acquired in our acquisitions. At July 31, 2008, goodwill and other intangible assets represented approximately 50.5% of our total assets. As of January 31, 2009, we had $719.4 million of goodwill and $118.5 million of other intangible assets on our balance sheet, representing 53.2% of our total assets. We evaluate goodwill at least annually for impairment based on the fair value of each operating segment. We assess the impairment of other intangible assets at least annually based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. The current worldwide economic downturn, credit crisis, and uncertainty in the markets we serve can adversely impact the assumptions in these valuations. If the estimated fair values of our operating segments change in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing our earnings in such period.
     The following risk factor replaces the risk factor entitled “Foreign currency fluctuations could adversely affect our sales and profits” in our Form 10-K for the fiscal year ended July 31, 2008.
     Foreign currency fluctuations could adversely affect our sales, profits, and cash balances.
     More than 60 percent of our revenues are derived outside the United States. As such, fluctuations in foreign currency can have an adverse impact on our sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect operating results from our foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase operating results in our foreign operations when translated into U.S. dollars. During fiscal year 2008, the weakening U.S. dollar versus the majority of other currencies increased sales by approximately $81.7 million. During the six months ended January 31, 2009, the U.S. dollar strengthened compared to the majority of other currencies, resulting in decreased sales of approximately $23.1 million.
     As of January 31, 2009, approximately 65% of our cash and cash equivalents were held outside the United States. As a result, fluctuations in foreign currency can have an adverse impact on our cash balances. Any increase in the value of the U.S. dollar in relation to the value of various foreign currencies will have an adverse impact on our cash balances when translated into U.S. dollars. Weakening of the U.S. dollar against foreign currencies will have a positive impact on cash balances when foreign currencies are translated into U.S. dollars.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of October 31, 2008, the Company was authorized to purchase 500,000 shares in connection with this share repurchase plan, of which 193,800 shares were repurchased during the quarter ended January 31, 2009.
     The following table provides information with respect to the purchases of Class A Nonvoting Common Stock during the three months ended January 31, 2009.
ISSUER PURCHASES OF SECURITIES

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
November 1, 2008 — November 30, 2008	15,000	$18.18	15,000	485,000
December 1, 2008 — December 31, 2008	178,800	$19.50	178,800	306,200
January 1, 2009 — January 31, 2009	—	$—	—	306,200

Total	193,800	$19.39	193,800	306,200

ITEM 5. Other Information
     Effective March 4, 2009, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based stock options on August 2, 2004. Pursuant to the amendment, the exercise period for the performance-based stock options has been extended to ten years from five years. Also, the amendment provides that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement. The foregoing summary is qualified in its entirety by the text of the form of amendment to the granting agreement, a copy of which is attached hereto as Exhibit 10.4 and is incorporated herein by reference. The Company’s Chief Executive Officer, Chief Financial Officer, and two of its named executive officers currently have the following exercisable performance-based stock options affected by this amendment: Frank M. Jaehnert, 60,000 options; Thomas J. Felmer, 20,000 options; Peter C. Sephton, 30,000 options; and Matthew O. Williamson, 30,000 options.
ITEM 6. Exhibits
      (a) Exhibits

10.1	Change of Control Agreement, amended as of December 23, 2008, entered into with Frank M. Jaehnert

10.2	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, Robert L. Tatterson, and Matthew O. Williamson

10.3	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Patrick S. Ference and Kathleen Johnson

10.4	Form of Amendment, dated March 4, 2009, to granting agreement for performance-based stock options issued on August 2, 2004 to Frank M. Jaehnert, Thomas J. Felmer, Peter C.Sephton, Matthew O. Williamson, and Allan J. Klotsche

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: March 10, 2009	/s/ F. M. Jaehnert F. M. Jaehnert
President & Chief Executive Officer

Date: March 10, 2009	/s/ Thomas J. Felmer

Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)