Form 10-Q
period 2009-04-30
BRADY CORP
filed 2009-06-05
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑   No      ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☐   No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No      ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 2, 2009, there were outstanding 48,763,894 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2009	July 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,901	$258,355
Accounts receivable, less allowance for losses ($8,138 and $10,059, respectively)	183,287	262,461
Inventories:
Finished products	58,417	75,665
Work-in-process	15,569	21,187
Raw materials and supplies	32,201	37,767

Total inventories	106,187	134,619
Prepaid expenses and other current assets	42,167	43,650

Total current assets	564,542	699,085
Other assets:
Goodwill	726,944	789,107
Other intangible assets	116,275	144,791
Deferred income taxes	26,145	25,943
Other	16,555	21,381
Property, plant and equipment:
Cost:
Land	6,215	6,490
Buildings and improvements	93,584	98,646
Machinery and equipment	274,091	282,232
Construction in progress	7,301	6,040

	381,191	393,408
Less accumulated depreciation	232,035	223,202

Net property, plant and equipment	149,156	170,206

Total	$1,599,617	$1,850,513

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$79,129	$118,209
Wages and amounts withheld from employees	40,722	82,354
Taxes, other than income taxes	6,190	10,234
Accrued income taxes	2,533	21,523
Other current liabilities	43,413	54,810
Current maturities on long-term obligations	50,000	21,431

Total current liabilities	221,987	308,561
Long-term obligations, less current maturities	428,572	457,143
Other liabilities	57,359	63,001

Total liabilities	707,918	828,705
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,747,494 and 50,005,296 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	298,172	292,769
Earnings retained in the business	663,069	639,059
Treasury stock — 2,303,993 and 1,046,191 shares, of Class A nonvoting common stock, at cost	(70,841)	(33,234)
Accumulated other comprehensive income	5,480	128,161
Other	(4,729)	(5,495)

Total stockholders’ investment	891,699	1,021,808

Total	$1,599,617	$1,850,513

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30,			Nine Months Ended April 30,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2009	2008	Change	2009	2008	Change
Net sales	$276,733	$381,909	(27.5%)	$921,499	$1,126,167	(18.2%)
Cost of products sold	142,560	192,333	(25.9%)	480,038	573,901	(16.4%)

Gross margin	134,173	189,576	(29.2%)	441,461	552,266	(20.1%)

Operating expenses:
Research and development	7,766	10,274	(24.4%)	25,325	29,323	(13.6%)
Selling, general and administrative	94,906	126,720	(25.1%)	302,776	369,579	(18.1%)
Restructuring charge — (See Note K)	2,229	—	N/A	23,276	—	N/A

Total operating expenses	104,901	136,994	(23.4%)	351,377	398,902	(11.9%)

Operating income	29,272	52,582	(44.3%)	90,084	153,364	(41.3%)

Other income (expense):
Investment and other income — net	989	920	7.5%	1,143	3,307	(65.4%)
Interest expense	(6,307)	(6,962)	(9.4%)	(18,982)	(20,429)	(7.1%)

Income before income taxes	23,954	46,540	(48.5%)	72,245	136,242	(47.0%)

Income taxes	5,994	12,187	(50.8%)	21,325	38,829	(45.1%)

Net income	$17,960	$34,353	(47.7%)	$50,920	$97,413	(47.7%)

Per Class A Nonvoting Common Share:
Basic net income	$0.34	$0.64	(46.9%)	$0.97	$1.79	(45.8%)
Diluted net income	$0.34	$0.63	(46.0%)	$0.96	$1.77	(45.8%)
Dividends	$0.17	$0.15	13.3%	$0.51	$0.45	13.3%

Per Class B Voting Common Share:
Basic net income	$0.34	$0.64	(46.9%)	$0.95	$1.78	(46.6%)
Diluted net income	$0.34	$0.63	(46.0%)	$0.95	$1.76	(46.0%)
Dividends	$0.17	$0.15	13.3%	$0.49	$0.43	14.0%

Weighted average common shares
outstanding (in thousands):
Basic	52,286	54,021		52,642	54,294
Diluted	52,594	54,627		52,961	54,992
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	April 30,
	(Unaudited)
	2009	2008
Operating activities:
Net income	$50,920	$97,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,672	45,682
Non-cash portion of restructuring charges	2,229	—
Non-cash portion of stock-based compensation expense	6,281	7,797
Other	1,495	(234)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	52,276	4,014
Inventories	16,793	15,012
Prepaid expenses and other assets	(3,593)	(6,193)
Accounts payable and accrued liabilities	(73,381)	(6,175)
Income taxes	(17,571)	(6,358)
Other liabilities	908	1,157

Net cash provided by operating activities	77,029	152,115

Investing activities:
Acquisition of businesses, net of cash acquired	—	(28,871)
Purchase price adjustment	3,514	—
Payments of contingent consideration	(1,405)	(5,798)
Purchases of short-term investments	—	(10,350)
Sales of short-term investments	—	29,550
Purchases of property, plant and equipment	(16,035)	(19,029)
Other	2,893	1,808

Net cash used in investing activities	(11,033)	(32,690)

Financing activities:
Payment of dividends	(26,910)	(24,341)
Proceeds from issuance of common stock	1,321	9,517
Principal payments on debt	(3)	(14)
Purchase of treasury stock	(40,267)	(28,531)
Income tax benefit from the exercise of stock options and deferred compensation distribution	860	4,620

Net cash used in financing activities	(64,999)	(38,749)

Effect of exchange rate changes on cash	(26,451)	3,837

Net (decrease) increase in cash and cash equivalents	(25,454)	84,513
Cash and cash equivalents, beginning of period	258,355	142,846

Cash and cash equivalents, end of period	$232,901	$227,359

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$21,899	$22,450
Income taxes, net of refunds	32,995	39,505
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$—	$18,547
Liabilities assumed	—	(6,566)
Goodwill	—	16,890

Net cash paid for acquisitions	$—	$28,871

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2009
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2009 and July 3l, 2008, its results of operations for the three and nine months ended April 30, 2009 and 2008, and its cash flows for the nine months ended April 30, 2009 and 2008. The condensed consolidated balance sheet as of July 31, 2008, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the nine months ended April 30, 2009, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2008	$412,977	$189,650	$186,480	$789,107
Adjustments for prior year acquisitions	275	(52)	(2,713)	(2,490)
Translation adjustments	(5,885)	(38,669)	(15,119)	(59,673)

Balance as of April 30, 2009	$407,367	$150,929	$168,648	$726,944

     In November 2008, the Company reached a settlement with the former owners of Tradex Converting AB (“Tradex”), which the Company acquired in May 2006, resulting in a purchase price decrease of $3,514 which decreased goodwill accordingly. Goodwill increased $1,024 during the nine months ended April 30, 2009 as a result of adjustments to the preliminary allocation of the purchase price for the acquisitions of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively, “Transposafe”) and Sorbent Products Company (“SPC”). Of the $1,024 increase in goodwill relating to prior year acquisitions, $703 related to the payment of an earnout to the former owners of Transposafe and $275 related to the final tax adjustment for the SPC acquisition. Goodwill decreased $59,673 during the nine months ended April 30, 2009 due to the effects of foreign currency translation.
     During the third quarter of fiscal 2009, the Company conducted an interim goodwill impairment assessment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of February 28, 2009, the date of the assessment. Fair value was determined using the weighted average of a discounted cash flow and market participant analysis for each reporting unit. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management concluded that no impairment existed as of February 28, 2009. No indications of impairment have been identified between the date of the interim assessment and April 30, 2009.

     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	April 30, 2009				July 31, 2008
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	15	$8,713	$(6,918)	$1,795	15	$8,603	$(6,592)	$2,011
Trademarks and other	7	7,309	(4,734)	2,575	7	8,079	(4,688)	3,391
Customer relationships	7	138,319	(69,388)	68,931	7	151,704	(59,101)	92,603
Non-compete agreements	4	10,862	(8,828)	2,034	4	12,222	(8,446)	3,776
Other	4	3,309	(3,294)	15	4	3,299	(3,294)	5
Unamortized other intangible assets:
Trademarks	N/A	40,925	—	40,925	N/A	43,005	—	43,005

Total		$209,437	$(93,162)	$116,275		$226,912	$(82,121)	$144,791

     The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at April 30, 2009, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2009.
     Amortization expense on intangible assets was $5,559 and $7,260 for the three-month periods ended April 30, 2009 and 2008, respectively and $17,089 and $20,003 for the nine-month periods ended April 30, 2009 and 2008, respectively. Annual amortization is projected to be $22,752, $21,779, $18,306, $11,228 and $8,033 for the years ending July 31, 2009, 2010, 2011, 2012 and 2013, respectively.

NOTE C — Comprehensive Income (Loss)
     Total comprehensive income (loss), which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to $32,867 and $61,735 for the three months ended April 30, 2009 and 2008, respectively and ($71,761) and $148,454 for the nine months ended April 30, 2009 and 2008, respectively. The decrease in total comprehensive income for the three and nine months ended April 30, 2009 as compared to the same period in the previous year was primarily the result of the appreciation of the U.S. dollar against other currencies and a reduction in net income.
NOTE D — Net Income Per Common Share
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$17,960	$34,353	$50,920	$97,413
Less:
Preferential dividends	—	—	(823)	(847)
Preferential dividends on dilutive stock options	—	—	(11)	(13)

Numerator for basic and diluted Class B net income per share	$17,960	$34,353	$50,086	$96,553

Denominator (in thousands):
Denominator for basic net income per share for both Class A and Class B	52,286	54,021	52,642	54,294
Plus: Effect of dilutive stock options	308	606	319	698

Denominator for diluted net income per share for both Class A and Class B	52,594	54,627	52,961	54,992

Class A Nonvoting Common Stock net income per share:
Basic	$0.34	$0.64	$0.97	$1.79
Diluted	$0.34	$0.63	$0.96	$1.77

Class B Voting Common Stock net income per share:
Basic	$0.34	$0.64	$0.95	$1.78
Diluted	$0.34	$0.63	$0.95	$1.76
     Options to purchase approximately 2,920,000 and 2,058,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2009, respectively, and 2,171,000 and 1,874,200 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2008, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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
     Subsequent to the first quarter of fiscal 2008, the Company made several reporting and organizational changes in which the leadership, operations, and administrative functions of the two businesses in the Americas region were consolidated. As a result of the changes, the Company changed the number of reporting segments from four to three during the fourth quarter of fiscal 2008. Following is a summary of segment information for the three and nine months ended April 30, 2009 and 2008:

					Corporate
					And
	Americas	Europe	Asia-Pacific	Sub-Totals	Eliminations	Totals
Three months ended April 30, 2009:
Revenues from external customers	$125,688	$85,172	$65,873	$276,733	—	$276,733
Intersegment revenues	9,842	541	2,430	12,813	(12,813)	—
Segment profit	28,540	23,773	6,979	59,292	(1,717)	57,575

Three months ended April 30, 2008:
Revenues from external customers	$166,407	$133,422	$82,080	$381,909	—	$381,909
Intersegment revenues	14,835	1,732	6,194	22,761	(22,761)	—
Segment profit	40,169	36,245	11,055	87,469	(1,816)	85,653

Nine months ended April 30, 2009:
Revenues from external customers	$409,573	$280,589	$231,337	$921,499	—	$921,499
Intersegment revenues	33,759	3,338	15,488	52,585	(52,585)	—
Segment profit	86,104	77,857	33,502	197,463	(6,631)	190,832

Nine months ended April 30, 2008:
Revenues from external customers	$497,803	$364,951	$263,413	$1,126,167	—	$1,126,167
Intersegment revenues	45,929	6,985	18,655	71,569	(71,569)	—
Segment profit	116,312	97,212	43,105	256,629	(6,400)	250,229
Following is a reconciliation of segment profit to net income for the three months and nine months ended April 30, 2009 and 2008.

	Three months ended:		Nine months ended:
	April 30,		April 30,
	2009	2008	2009	2008
Total profit from reportable segments	$59,292	$87,469	$197,463	$256,629
Corporate and eliminations	(1,717)	(1,816)	(6,631)	(6,400)
Unallocated amounts:
Administrative costs	(26,074)	(33,071)	(77,472)	(96,865)
Restructuring charges	(2,229)	—	(23,276)	—
Investment and other income	989	920	1,143	3,307
Interest expense	(6,307)	(6,962)	(18,982)	(20,429)

Income before income taxes	23,954	46,540	72,245	136,242
Income taxes	(5,994)	(12,187)	(21,325)	(38,829)

Net income	$17,960	$34,353	$50,920	$97,413

NOTE F — Stock-Based Compensation
     The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. Performance-based options granted in fiscal 2006 expire five years from the grant date. All other performance-based options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. They vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares.”
     As of April 30, 2009, the Company has reserved 4,248,811 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 510,495 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     The Company accounts for share-based compensation awards in accordance with SFAS No. 123(R), “Share Based Payment”. In accordance with this standard, the Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended April 30, 2009 and 2008 was $1,972 ($1,203 net of taxes) and $1,415 ($863 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2009 and 2008 was $6,281 ($3,831 net of taxes) and $7,797 ($4,756 net of taxes), respectively. As of April 30, 2009, total unrecognized compensation cost related to share-based compensation awards was approximately $12,906 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
     The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2009 and 2008 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended		Nine Months Ended
	April 30, 2009		April 30, 2008
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.96	N/A	6.04	6.57
Expected volatility	36.07%	N/A	32.05%	33.68%
Expected dividend yield	2.03%	N/A	1.62%	1.58%
Risk-free interest rate	1.75%	N/A	3.44%	4.66%
Weighted-average market value of underlying stock at grant date	$21.26	N/A	$38.22	$35.35
Weighted-average exercise price	$21.26	N/A	$38.22	$35.35
Weighted-average fair value of options granted during the period	$6.30	N/A	$11.94	$12.83
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
     Effective March 4, 2009, the Compensation Committee of the Board of Directors of the Company approved an amendment to the performance-based stock options issued on August 2, 2004. Pursuant to the amendment, the term of the performance-based stock options has been extended to ten years from five years resulting in an incremental expense of $191 ($116 net of taxes) which was recorded in the quarter ended April 30, 2009. Also, the amendment provides that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement.
     The Company granted 210,000 performance-based restricted shares during the nine months ended April 30, 2008, with a grant price and fair value of $32.83. As of April 30, 2009, 210,000 performance-based restricted shares were outstanding.

     A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value

Outstanding at July 31, 2008	3,985,205	$29.43
New grants	614,000	$21.26
Exercised	(96,434)	$16.00
Forfeited or expired	(256,660)	$35.34

Outstanding at April 30, 2009	4,246,111	$29.18	6.1	$5,812

Exercisable at April 30, 2009	2,862,146	$27.24	4.9	$5,642

     There were 2,862,146 and 2,466,275 options exercisable with a weighted average exercise price of $27.24 and $25.15 at April 30, 2009 and 2008, respectively. The cash received from the exercise of options during the quarters ended April 30, 2009 and 2008 was $45 and $1,536, respectively. The cash received from the exercise of options during the nine months ended April 30, 2009 and 2008 was $1,479 and $9,517, respectively. The cash received from the tax benefit on options exercised during the quarter ended April 30, 2008 was $419. The cash received from the tax benefit on stock options exercised during the quarter ended April 30, 2009 was not significant. The cash received from the tax benefit on options exercised during the nine months ended April 30, 2009 and 2008 was $533 and $4,173, respectively.
     The total intrinsic value of options exercised during the nine months ended April 30, 2009 and 2008, based upon the average market price during the period, was $1,730 and $10,725, respectively. The total fair value of stock options vested during the nine months ended April 30, 2009 and 2008, was $6,419 and $6,484, respectively.
NOTE G — Stockholders’ Investment
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2008, there remained 650,864 shares to purchase in connection with this share repurchase plan. During the nine months ended April 30, 2009, the Company acquired 650,864 shares of its Class A Nonvoting Common Stock authorized for repurchase under this plan for $21,539. Share repurchases under this plan were completed in the quarter ended October 31, 2008.
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the nine months ended April 30, 2009, the Company acquired 693,800 shares of its Class A Nonvoting Common Stock under this plan for $18,728. No shares were purchased under the Company’s share repurchase plan during the three months ended April 30, 2009. As of April 30, 2009, there remained 306,200 shares to purchase in connection with this share repurchase plan.
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

     The Company also has deferred compensation plans for directors, officers, and key executives. The Company accounts for investments related to its deferred compensation plan in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. In accordance with SFAS No. 115, the Company recorded (income) expense of ($471) and $2,133 for the three and nine months ended April 30, 2009, respectively, in “Investment and other income — net” on the Condensed Consolidated Statements of Income related to investments held as of April 30, 2009.
NOTE I — Fair Value Measurements
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
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At April 30, 2009, $7,460 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At April 30, 2009, $676 of the Company’s forward exchange contracts designated as cash flow hedges under SFAS No. 133 were valued using Level 2 pricing inputs. These contracts are included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2009, $405 and $3 of the Company’s forward exchange contracts not designated as hedging instruments under SFAS No. 133 were valued using Level 2 pricing inputs and are included in “Other current liabilities” and “Prepaid expenses and other current assets”, on the accompanying Condensed Consolidated Balance Sheets, respectively. See Note L for additional information regarding the Company’s hedging and derivatives activities.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of April 30, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.
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

     In June 2008, the FASB issued Staff Position on EITF Issue 03-6 (“FSP 03-6”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6 requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends be considered participating securities in undistributed earnings with common shareholders. This staff position will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that will result from adopting FSP 03-6 on the Company’s results of operations and financial disclosures when such statement is adopted.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company expects to adopt this FSP for the interim period ending October 31, 2009. The Company is in the process of evaluating the impact that will result from adopting FSP No. 107-1 and APB 28-1 on the Company’s financial disclosures when such guidance is adopted.
NOTE K: Restructuring
     In November 2008, in response to the global economic recession, the Company announced it would take several measures to address its cost structure. In addition to a company-wide salary freeze, a reduction in its contract labor, and decreased discretionary spending, the Company announced it would reduce its workforce.
     The Company implemented a plan to reduce its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $2,229 and $23,276 during the three and nine months ended April 30, 2009, respectively. The year-to-date restructuring charges consisted of $19,196 of employee separation costs, $1,861 of non-cash fixed asset write-offs, $1,025 of other facility closure related costs, $826 of contract termination costs, and $368 of non-cash stock option expense. Of the $23,276 of restructuring charges recorded during the nine months ended April 30, 2009, $11,789 was incurred in the Americas, $7,534 was incurred in Europe, and $3,953 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects to incur approximately $30,000 of restructuring charges during fiscal year 2009 and expects to complete this restructuring plan during the remainder of fiscal 2009. The Company expects the majority of the remaining cash payments to be made within the next twelve months.
     A reconciliation of the Company’s restructuring activity for fiscal 2009 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2008	$—	$—	$—	$—
Restructuring charge	1,058	335	246	1,639
Non-cash write-offs	—	(335)	—	(335)
Cash payments	(595)	—	(116)	(711)

Ending balance, October 31, 2008	$463	$—	$130	$593
Restructuring charge	17,035	1,213	1,160	19,408
Non-cash write-offs	(368)	(1,213)	—	(1,581)
Cash payments	(5,486)	—	(451)	(5,937)

Ending balance, January 31, 2009	$11,644	$—	$839	$12,483

Restructuring charge	1,471	313	445	2,229
Non-cash write-offs	—	(313)	—	(313)
Cash payments	(4,891)	—	(326)	(5,217)

Ending balance, April 30, 2009	$8,224	$—	$958	$9,182

NOTE L: DERIVATIVES AND HEDGING ACTIVITIES
     The Company primarily utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Korean Won and Chinese Yuan currency.
     The Company has designated a portion of its foreign exchange contracts as cash flow hedges under SFAS No. 133, and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. At April 30, 2009, unrealized gains of $1,149 have been included in OCI. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged intercompany transactions impact earnings. At April 30, 2009, the Company’s $676 of forward exchange contracts were included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheet. At July 31, 2008, the Company’s $96 of forward exchange contracts were included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheet. At April 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $5,086, including contracts to sell Euros, Canadian Dollars, and Australian Dollars.
     Additionally, during fiscal 2009, the Company entered into hedge contracts to create economic hedges to manage foreign exchange risk exposure. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At April 30, 2009, $405 and $3 of the Company’s forward exchange contracts not designated as hedging instruments under SFAS No. 133 were included in “Other current liabilities” and “Prepaid expenses and other current assets”, on the accompanying Condensed Consolidated Balance Sheets, respectively. At April 30, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $12,709, including contracts to sell Euros and British Pounds.
     Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2009		July 31, 2008		April 30, 2009		July 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Prepaid expenses and other current assets	$676	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$96

Total derivatives designated as hedging instruments under Statement 133		$676		$—		$—		$96

Foreign exchange contracts	Prepaid expenses and other current assets	$3	Prepaid expenses and other current assets	$—	Other current liabilities	$405	Other current liabilities	$—

Total derivatives not designated as hedging instruments under Statement 133		$3		$—		$405		$—

     The pre-tax effects of derivative instruments designated as cash flow hedges under SFAS No. 133 on the Condensed Consolidated Statements of Income consisted of the following:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified From			Recognized in Income on
	Derivative (Effective			Accumulated OCI Into			Derivative (Ineffective
	Portion)			Income (Effective Portion)			Portion)
	Three	Nine	Location of Gain or	Three	Nine		Three	Nine
Derivatives in	months	months	(Loss) Reclassified From	months	months	Location of Gain or	months	months
Statement 133 Cash	ended	ended	Accumulated OCI into	ended	ended	(Loss) Recognized in	ended	ended
Flow Hedging	April 30,	April 30,	Income (Effective	April 30,	April 30,	Income on Derivative	April 30,	April 30,
Relationships	2009	2009	Portion)	2009	2009	(Ineffective Portion)	2009	2009
Foreign exchange contracts	$(930)	$1,716	Investment and other income — net	$(48)	$(1,027)	Investment and other income — net	$(155)	$83

Total	$(930)	$1,716		$(48)	$(1,027)		$(155)	$83

     The pre-tax effects of derivative instruments not designated as hedging instruments under SFAS No. 133 on the Condensed Consolidated Statements of Income consisted of the following:

		Amount of Gain or (Loss)
		Recognized in Income on
		Derivative
		Three	Nine
		months	months
Derivatives Not Designated as	Location of Gain or (Loss)	ended	ended
Hedging Instruments Under	Recognized in Income on	April 30,	April 30,
Statement 133	Derivative	2009	2009
Foreign exchange contracts	Other income (expense)	$401	$(402)

Total		$401	$(402)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in the Philippines, Slovakia, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
     Sales for the quarter ended April 30, 2009, decreased 27.5% to $276.7 million, compared to $381.9 million in the same period of fiscal 2008. Of the decrease in sales, organic sales declined 19.9%, acquisitions added 0.1% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales 7.7%. Net income for the quarter ended April 30, 2009, was $18.0 million or $0.34 per diluted Class A Nonvoting Common Share, down 47.7% and 46.0%, respectively, from $34.4 million or $0.63 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year.
     Sales for the nine months ended April 30, 2009, decreased 18.2% to $921.5 million, compared to $1,126.2 million in the same period of fiscal 2008. Of the decrease in sales, organic sales declined 14.3%, acquisitions added 0.8% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales 4.7%. Net income for the nine months ended April 30, 2009, was $50.9 million or $0.96 per diluted Class A Nonvoting Common Share, down 47.7% and 45.8%, respectively, from $97.4 million or $1.77 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
     The comparability of the operating results for the three and nine months ended April 30, 2009, to the same periods of the prior year has been impacted by the following acquisitions completed in fiscal 2008.

Acquisitions	Segment	Date Completed
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Americas	March 2008

     Sales for the three months ended April 30, 2009, decreased 27.5% compared to the same period in fiscal 2008. The decrease was comprised of a decline in organic sales of 19.9%, an increase of 0.1% due to the acquisitions listed in the above table, and a decrease of 7.7% due to the effect of currencies on sales. Declining organic sales in the quarter were primarily the result of the global economic recession. Organic sales were adversely impacted during the third quarter of fiscal 2009 across each of the Company’s three segments, with declines of 22.2%, 22.8%, and 10.8% for the Americas, Europe, and Asia-Pacific segments, respectively. The organic sales decline experienced in the Americas was due primarily to continued softness in the manufacturing and construction sectors. Geographically, the organic decline in sales for the Americas was primarily attributable to the U.S., Canada, and Brazil, slightly offset by modest gains in Mexico. Europe experienced declines in organic sales across most of its geographic units due to the economic recession, with Southern Europe suffering the largest organic losses. While organic sales to the private sector declined in the Europe segment, sales to governments and public utilities have partially offset these losses. The decrease in organic sales for the Asia-Pacific segment was due to the overall decline in the electronics and mobile handset markets and aggressive pricing demands from customers, slightly offset by increased demand for MRO products to support infrastructure development sponsored by government stimulus spending in the region.
     Sales for the nine months ended April 30, 2009, decreased 18.2% compared to the same period in fiscal 2008. The decrease was comprised of a decline in organic sales of 14.3%, an increase of 0.8% due to the acquisitions listed above, and a decrease of 4.7% due to the effect of currencies on sales. The decrease in organic sales was due to declines of 16.4% in the Americas segment, 15.6% in Europe, and 8.7% in Asia-Pacific. The decline in organic sales in the Americas segment was primarily driven by weakness in the manufacturing and construction markets. Organic sales for the nine months ended April 30, 2009 were adversely impacted in Europe by declining sales in the private sector to the automotive and electronics industries. The decrease in organic sales in the Asia-Pacific segment was the result of declines experienced in the electronics and mobile handset markets, primarily during the second and third quarters of fiscal 2009. All segments were negatively impacted by the current economic recession during the nine months ended April 30, 2009.
     Gross margin as a percentage of sales decreased to 48.5% from 49.6% for the quarter and to 47.9% from 49.0% for the nine months ended April 30, 2009, compared to the same periods of the previous year. This decrease in gross margin as a percentage of sales was primarily the result of decreased sales volumes, partially offset by savings generated from the reduction in the Company’s workforce and other restructuring activities that took place during the second and third quarters of fiscal 2009, the cancellation of fiscal 2009 incentive compensation plans, and efficiencies gained from the implementation of the Brady Business Performance System (“BBPS”) throughout the Company.
     Research and development (“R&D”) expenses decreased 24.4% to $7.8 million for the quarter and 13.6% to $25.3 million for the nine months ended April 30, 2009, compared to $10.3 million and $29.3 million for the same periods in the prior year, respectively. The decline in R&D spending during the third quarter of fiscal 2009 was reflective of the benefit of restructuring actions taken during the second and third quarters of fiscal 2009, as well as reduced incentive compensation expense compared to the prior year. As a percentage of sales, R&D expenses represented a slightly higher percentage of sales, increasing to 2.8% in the third quarter of fiscal 2009 from 2.7% in the third quarter of fiscal 2008, and increased slightly to 2.7% in the first nine months of fiscal 2009 compared to 2.6% in the first nine months of fiscal 2008, reflective of the Company’s commitment to new product development.
     Selling, general and administrative (“SG&A”) expenses decreased 25.1% to $94.9 million for the three months ended April 30, 2009, compared to $126.7 million for the same period in the prior year and 18.1% to $302.8 million for the nine months ended April 30, 2009, compared to $369.6 million for the same period in the prior year. The decrease in SG&A expenses was primarily related to the savings resulting from restructuring activities that took place during the second and third quarters of fiscal 2009, a decline in discretionary spending, and reduced incentive compensation expense compared to the prior year. As a percentage of sales, SG&A expenses increased to 34.3% from 33.2% for the quarter and to 32.9% from 32.8% for the nine months ended April 30, 2009, compared to the same periods in the prior year.
     Restructuring expenses were $2.2 million and $23.3 million for the three and nine months ended April 30, 2009, respectively. In response to the global recession, the Company implemented a plan to address its cost structure. During the three and nine months ended April 30, 2009, the Company incurred costs related to the reduction of its workforce and facility consolidations. Restructuring costs related primarily to employee separation costs, consisting of severance pay, outplacement services, medical and other related benefits for approximately 15 percent of its employees. The Company expects to complete its current restructuring plan during the remainder of fiscal 2009.
     Interest expense decreased to $6.3 million from $7.0 million for the quarter and to $19.0 million from $20.4 million for the nine months ended April 30, 2009, compared to the same periods in the prior year. In June 2008, the Company paid the first installment of $21.4 million related to the debt securities issued in June 2004. As a result of a lower principal balance under the related debt agreement, the Company’s interest expense decreased for the three and nine months ended April 30, 2009 as compared to the same periods in the prior year.

     Other income and expense increased to $1.0 million of income for the third quarter of fiscal 2009 compared to $0.9 million of income for the third quarter of fiscal 2008. Other income and expense decreased to $1.1 million of income for the nine months ended April 30, 2009, compared to $3.3 million of income for the same period in the prior year. Of the $1.0 million in other income for the three months ended April 30, 2009, $0.3 million was the result of interest income generated from investments of excess cash, $0.2 million of foreign exchange gains, and $0.5 million related to gains on investments related to its deferred compensation plan. Of the $0.9 million in other income for the three months ended April 30, 2008, $1.4 million was the result of interest income generated from investments of excess cash, partially offset by $0.7 million of foreign exchange losses. For the nine months ended April 30, 2009, the $1.1 million of other income consisted primarily of $2.2 million related to interest income generated from investments and $1.1 million related to foreign exchange gains, partially offset by $2.4 million of expense related to the decline in the value of mutual funds held in deferred compensation plans. For the nine months ended April 30, 2008, of the $3.3 million of other income, $4.3 million was related to interest income generated from investments, partially offset by $1.3 million in foreign exchange losses.
     The Company’s income tax rate was 25.0% for the quarter and 29.5% for the nine months ended April 30, 2009, compared to 26.2% and 28.5% for the three and nine months ended April 30, 2008. During the three months ended April 30, 2009, the Company recognized approximately $1.2 million in income tax benefits due to the expiration of various statutes of limitations, resulting in an effective tax rate of 25.0%. On a year-to-date basis, the income tax rate in fiscal 2009 has been negatively impacted by certain valuation allowances recorded against deferred tax assets as a result of the decline in income before taxes. The Company expects the full year income tax rate for fiscal 2009 to be approximately 28%.
     Net income for the three months ended April 30, 2009, decreased 47.7% to $18.0 million, compared to $34.4 million for the same quarter of the previous year. Net income as a percentage of sales decreased to 6.5% from 9.0% for the quarter ended April 30, 2009, compared to the same period in the prior year, due to the factors noted above. For the nine months ended April 30, 2009, net income decreased 47.7% to $50.9 million, compared to $97.4 million for the same period in the previous year. As a percentage of sales, net income decreased to 5.5% from 8.6% for the nine months ended April 30, 2009, compared to the same period in the previous year.

Business Segment Operating Results
     The Company is organized and managed on a geographic basis by region. Effective in the fourth quarter of fiscal 2008, the Company has three reporting segments, Americas, Europe, and Asia-Pacific. Following is a summary of segment information for the three and nine months ended April 30, 2009 and 2008:

					Corporate
			Asia-		and
(Dollars in thousands)	Americas	Europe	Pacific	Subtotals	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS CUSTOMERS
Three months ended:
April 30, 2009	$125,688	$85,172	$65,873	$276,733	$—	$276,733
April 30, 2008	$166,407	$133,422	$82,080	$381,909	$—	$381,909

Nine months ended:
April 30, 2009	$409,573	$280,589	$231,337	$921,499	$—	$921,499
April 30, 2008	$497,803	$364,951	$263,413	$1,126,167	$—	$1,126,167

SALES GROWTH INFORMATION
Three months ended April 30, 2009
Organic	(22.2%)	(22.8%)	(10.8%)	(19.9%)	—	(19.9%)
Currency	(2.4%)	(13.4%)	(8.9%)	(7.7%)	—	(7.7%)
Acquisitions	0.1%	0.0%	0.0%	0.1%	—	0.1%
Total	(24.5%)	(36.2%)	(19.7%)	(27.5%)	—	(27.5%)

Nine months ended April 30, 2009
Organic	(16.4%)	(15.6%)	(8.7%)	(14.3%)	—	(14.3%)
Currency	(1.7%)	(9.4%)	(3.5%)	(4.7%)	—	(4.7%)
Acquisitions	0.4%	1.9%	0.0%	0.8%	—	0.8%
Total	(17.7%)	(23.1%)	(12.2%)	(18.2%)	—	(18.2%)

SEGMENT PROFIT
Three months ended:
April 30, 2009	$28,540	$23,773	$6,979	$59,292	$(1,717)	$57,575
April 30, 2008	$40,169	$36,245	$11,055	$87,469	$(1,816)	$85,653
Percentage decrease	(29.0%)	(34.4%)	(36.9%)	(32.2%)	(5.5%)	(32.8%)

Nine months ended:
April 30, 2009	$86,104	$77,857	$33,502	$197,463	$(6,631)	$190,832
April 30, 2008	$116,312	$97,212	$43,105	$256,629	$(6,400)	$250,229
Percentage (decrease) increase	(26.0%)	(19.9%)	(22.3%)	(23.1%)	3.6%	(23.7%)
NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
Total profit from reportable segments	$59,292	$87,469	$197,463	$256,629
Corporate and eliminations	(1,717)	(1,816)	(6,631)	(6,400)
Unallocated amounts:
Administrative costs	(26,074)	(33,071)	(77,472)	(96,865)
Restructuring costs	(2,229)	—	(23,276)	—
Investment and other income	989	920	1,143	3,307
Interest expense	(6,307)	(6,962)	(18,982)	(20,429)

Income before income taxes	23,954	46,540	72,245	136,242
Income taxes	(5,994)	(12,187)	(21,325)	(38,829)

Net income	$17,960	$34,353	$50,920	$97,413

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

Americas:
     Sales in the Americas segment decreased 24.5% for the quarter and 17.7% for the nine months ended April 30, 2009, compared to the same periods in the prior year. Organic sales declined 22.2% and 16.4% in the quarter and year-to-date, respectively, as compared to the same periods in the previous year. For the quarter and year-to-date period, the segment has experienced declines in organic sales due to an overall softness in the manufacturing and construction sectors, as well as the impact of distribution partners and customers decreasing inventories. Fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales by 2.4% in the quarter and 1.7% for the nine-month period. Sales in the segment were increased by the fiscal year 2008 acquisition of DAWG which increased sales by 0.1% for the quarter and 0.4% for the nine-month period.
     Segment profit for the region decreased 29.0% to $28.5 million from $40.2 million for the quarter and 26.0% to $86.1 million from $116.3 million for the nine months ended April 30, 2009, compared to the same periods in the prior year. Segment profit for the quarter and year-to-date period was adversely impacted by decreased sales volume, impacting the segment’s ability to absorb fixed costs. Partially offsetting the impact of decreased volumes, the segment realized cost savings due to actions it took during the second and third quarters of fiscal 2009 to reduce its workforce and discretionary spending. As a percentage of sales, segment profit decreased to 22.7% from 24.1% in the third quarter of fiscal 2009 and decreased to 21.0% from 23.4% in the nine months ended April 30, 2009, compared to the same periods in the prior year.
Europe:
     Europe sales decreased 36.2% for the quarter and 23.1% for the nine months ended April 30, 2009, compared to the same periods in the prior year. Organic sales declined 22.8% and 15.6% in the quarter and year-to-date, respectively, compared to the same periods in the previous year. The segment’s organic sales continue to be adversely impacted by the global economic recession. While organic sales in the private sector to the automotive and electronics markets declined in the Europe segment, sales to governments and public utilities have partially offset these losses. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which decreased sales within the segment by 13.4% in the quarter and 9.4% for the nine-month period. The fiscal 2008 acquisition of Transposafe did not impact sales for the quarter, however, it increased sales 1.9% for the nine-month period.
     Segment profit for the region decreased 34.4% to $23.8 million from $36.2 million for the quarter and 19.9% to $77.9 million from $97.2 million for the nine months ended April 30, 2009, compared to the same periods in the prior year. The decline in segment profit was attributable to the declining sales volumes and the impact of foreign currency. In response to the sales downturn, the segment implemented various cost savings measures during the second and third quarters of fiscal 2009 that have generated savings during the quarter to partially offset the impact of lower sales volumes. As a percentage of sales, segment profit increased to 27.9% from 27.2% in the third quarter of fiscal 2009 and to 27.7% from 26.6% in the nine months ended April 30, 2009, compared to the same periods in the prior year.
Asia-Pacific:
          Asia-Pacific sales decreased 19.7% for the quarter and 12.2% for the nine months ended April 30, 2009, compared to the same periods in the prior year. Organic sales in local currency decreased 10.8% in the quarter and 8.7% year-to-date, compared to the same periods in the previous year. The decrease in organic sales for the Asia-Pacific segment was due to the overall decline in the electronics and mobile handset markets and aggressive pricing demands from customers, slightly offset by increased demand for MRO products to support infrastructure development sponsored by government stimulus spending in the region. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which decreased sales within the region by 8.9% in the quarter and 3.5% for the nine-month period.
     Segment profit for the region decreased 36.9% to $7.0 million from $11.1 million for the quarter and declined 22.3% to $33.5 million from $43.1million for the nine months ended April 30, 2009, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 10.6% from 13.5% in the third quarter of fiscal 2009 and to 14.5% from 16.4% in the nine months ended April 30, 2009, compared to the same periods in the prior year. The decline in segment profit during the three and nine months ended April 30, 2009 was primarily the result of decreased sales, partially offset by savings generated from restructuring activities, shortened work weeks, and restrictions on discretionary spending.
     During the three months ended April 30, 2009, each of the Company’s segments focused on adjusting cost structures in areas that are not expected to impact organic growth or productivity initiatives. Additionally, the segments continued to address margin improvements through a deeper implementation of BBPS, which has as its goal better space utilization, labor efficiency, cycle times, and working capital improvements.

Financial Condition
     The Company’s current ratio as of April 30, 2009, was 2.5 compared to 2.3 at July 31, 2008. Cash and cash equivalents were $232.9 million at April 30, 2009, compared to $258.4 million at July 31, 2008. The decrease in cash of $25.5 million was the result of cash provided by operations of $77.0 million, offset by cash used in investing activities of $11.0 million, cash used in financing activities of $65.0 million, including $40.3 million relating to the repurchase of outstanding stock and $26.9 million of dividend payments, and the effects of the appreciation of the U.S. dollar against other currencies, which negatively impacted cash in the amount of $26.5 million during the nine months ended April 30, 2009.
     Accounts receivable decreased $79.2 million for the nine months ended April 30, 2009 due to lower sales volumes and the impact of foreign currency translation on the Company’s foreign accounts receivable balances. Inventories decreased $28.4 million for the nine months ended April 30, 2009, to $106.2 from $134.6 million. The decline in inventory was due to the benefits generated from working capital initiatives and the impact of foreign currency translation. The net decrease in current liabilities was $115.1 million for the current fiscal year. The primary components of the decrease in current liabilities relate to a reduction in wages payable due to reduced headcount, the cancellation of incentive compensation plans for fiscal 2009, and decreased accounts payable balances.
     Cash flow from operating activities totaled $77.0 million for the nine months ended April 30, 2009, compared to $152.1 million for the same period last year. The decrease was primarily the result of a significant decrease in accounts payable balances and decreased net income for the nine months ended April 30, 2009.
     The Company did not complete any acquisitions of businesses during the nine months ended April 30, 2009, compared to $28.9 million of cash used for acquisitions for the same period in the prior year. The Company reached a settlement with the former owners of Tradex related to the purchase price of the Tradex acquisition. The Company received approximately $3.5 million as the result of the settlement during the nine months ended April 30, 2009. Payments of $0.7 million and $0.7 million were paid during the nine months ended April 30, 2009 to satisfy the earnout and holdback liabilities of the Transposafe and Asterisco acquisitions, respectively. Payments of $4.4 million, $1.2 million, and $0.2 million were paid during the nine months ended April 30, 2008 to satisfy the earnout and holdback liabilities of the Daewon Industry Corporation, STOPware, Inc., and Asterisco acquisitions, respectively. Capital expenditures were $16.0 million for the nine months ended April 30, 2009, compared to $19.0 million in the same period last year. Net cash used in financing activities was $65.0 million for the nine months ended April 30, 2009, primarily due to the repurchase of outstanding stock and the payment of dividends. Net cash used in financing activities for the same period last year was $38.7 million due to the payment of dividends and the repurchase of outstanding stock, partially offset by the proceeds from the exercise of stock options.
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
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of April 30, 2009, there were no outstanding borrowings under the credit facility.

     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the rolling four quarters earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of April 30, 2009 the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.3 to 1.0. The Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to rolling four quarters EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the Company’s rolling four quarters earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2009 the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.3 to 1.0 and the interest expense coverage ratio equal to 6.2 to 1.0.
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
     Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. Under the guidelines established by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which the Company adopted as of August 1, 2007, the Company is unable to determine the periods in which the cash settlement of the liabilities associated with FIN 48 will occur with the respective taxing authority.
     Related-Party Transactions — The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Subsequent Events Affecting Financial Condition
     On May 19, 2009, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.17 per share payable on July 31, 2009 to shareholders of record at the close of business on July 10, 2009.
     On May 28, 2009, the Company commenced a cash tender offer to purchase up to $100,000,000 aggregate principal amount of its outstanding senior notes. The tender offer is being made pursuant to an Offer to Purchase, dated May 28, 2009, and the related Letter of Transmittal. The purchase price for the notes will include the payment of the remaining principal on the notes plus accrued and unpaid interest on the remaining principal amount from the last interest payment date to, but not including, the date of purchase. The Company is making this offer as part of its effort to reduce its outstanding debt levels. The Company plans to use a portion of its cash on hand to fund the purchase of the notes pursuant to the offer, and if necessary, through available credit facilities. The offer will expire on June 18, 2009, unless extended or earlier terminated. The tender offer is subject to certain customary conditions, but is not conditioned upon any minimum principal amount of notes being tendered.

Forward-Looking Statements
     Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to maintain its debt covenants; unforeseen tax consequences; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2008, as updated by subsequently filed reports. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
     The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Korean Won and Chinese Yuan currency. As of April 30, 2009, the amount of outstanding foreign exchange contracts was $17.8 million.
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2009, the Company had no interest rate derivatives.
     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities in Australia, Brazil, Canada, China, Mexico, South Korea, Thailand, India and throughout Europe. It sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. The favorable impact of changes in foreign currency exchange rates on the Company’s foreign subsidiaries’ balance sheets, reported as a component of shareholders’ equity, were $2.0 million and $132.4 million at April 30, 2009 and 2008, respectively. As of April 30, 2009 and 2008, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $239.7 million and $280.9 million, respectively. The potential decrease in the net current assets as of April 30, 2009 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $24.0 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
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
     There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. Risk Factors
     There have been no material changes in risk factors involving the Company from those previously disclosed in Part II, Item IA. Risk Factors of the Company’s Form 10-Q for the quarter ended January 31, 2009.
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
SIGNATURES

BRADY CORPORATION
Date: June 5, 2009	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: June 5, 2009	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)