Form 10-K
period 2009-07-31
BRADY CORP
filed 2009-09-28
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or four such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 30, 2009, was approximately $959,932,645 (based on closing sale price of $20.92 per share on that date as reported for the New York Stock Exchange). As of September 23, 2009, there were outstanding 48,800,759 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
     Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.
Item 1. Business
(a) General Development of Business
     The Company, a Wisconsin corporation founded in 1914, currently operates 59 manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Korea, Sweden, Thailand, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Slovakia, Spain, Taiwan, Turkey and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.
(b) Financial Information About Industry Segments
     The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(c) Narrative Description of Business
Overview
     Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products that identify and protect premises, products and people. Brady’s core capabilities in manufacturing, channel management, printing systems, precision engineering and materials expertise make it a leading supplier to customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, security/brand education, governmental, public utility, and a variety of other industries. The Company’s ability to provide customers with a broad range of differentiated solutions both through the organic development of its existing business and the acquisition of complementary and adjacent businesses, its commitment to quality and service, its global footprint and its diversified sales channels have made it a world leader in its markets.
     Brady manufactures and markets a wide range of products for use in diverse applications. Major product lines include facility identification; safety and complementary products; wire and cable identification products; sorbent materials; people identification products; regulatory publishing; high-performance identification products for product identification and work-in-process identification; and bar-code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, and automotive and other electronics. Products are marketed through multiple channels, including distributors, resellers, business-to-business direct marketing and a direct sales force.
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
     Operational Excellence. Brady continues to improve in operational productivity. It employs well-developed problem solving techniques and invests in state-of-the-art equipment to capture efficiencies. The Company is largely vertically integrated and designs, manufactures and markets a majority of the products it sells. The Company has invested heavily over the last several years to centralize its North American distribution process and to standardize its SAP software applications. It has consistently generated positive cash flow from operations by continually reducing costs and optimizing the efficiency of its manufacturing operations.
     Broad Customer Base and Geographic Diversity. Brady believes its global infrastructure and diverse market presence provide a solid platform for further expansion, and enable it to act as a primary supplier to many of its global customers. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 61.8% of net sales in fiscal 2009. The Company’s broad product offering and global presence benefit many of its customers who seek a single or primary supplier. Brady has over 500,000 end-customers that operate in multiple industries.
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
     Channel Diversity and Strength. Brady utilizes a wide range of channels to reach customers across a broad array of industries. It employs direct marketing expertise to meet its customers’ need for convenience. The Company also has long-standing relationships with, and is a preferred supplier to, many of its largest distributors. In addition, the Company employs a global sales team to support both distributors and customers and to serve their productivity, tracking and safety requirements. The Company believes its strong brands and reputation for quality, innovation and on-time delivery contribute to the popularity of its products with distributors, original equipment manufacturers (“OEMs”), resellers and other customers.

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
     Improve Profitability. The Company plans to continue its focus on improving operating efficiency, reducing costs, and improving productivity and return on invested capital. To this end, Brady is continuing to implement its Brady Business Performance System (“BBPS”) initiative and expanding it to most of its operations globally. This approach to improving profitability focuses on strategy deployment, operational efficiencies and lean manufacturing principles to drive cost-savings, enhance customer service and overall business performance. Productivity improvement investments made in 2009 include tools such as software systems that enhance efficiencies in the areas of accounts receivables, human resources and sales. In addition, each acquisition the Company makes provides additional opportunities to improve its own performance as well as the performance of the acquired company. The Company often continues to realize synergies with acquired companies several years after the acquisition date.
     New Product Development. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products that leverage its capabilities in specialty materials, die-cutting, software and printing systems. The Company continues to invest in research and development activities, and employs approximately 235 R&D professionals in the United States, Europe and Asia. In 2009 the Company expanded its R&D operations in Singapore and Beijing, China. Amounts incurred for research and development activities were 2.8% and 2.7% of sales in fiscal 2009 and 2008, respectively.
     Capitalize on Growing Niche Markets. The Company seeks to leverage its premier reputation, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing niche markets. Growth prospects are driven primarily by the general expansion of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify and protect their assets and employees, as well as technological advances in markets such as mobile telecommunications and other electronic devices.
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
     Enter New Markets. The Company looks to leverage its quality products, global infrastructure, channel relationships and selling capabilities to effectively enter new markets, many of which are fragmented and populated with smaller competitors. The Company is also considering entering adjacent markets where its core competencies can be successfully leveraged. The Company reviews its product and market portfolio on a regular basis through its standardized review process in order to identify new opportunities.

     Expand Geographically. Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States. The Company is committed to being in close proximity to its customers and to low-cost manufacturing. Brady currently operates in 34 countries and employs approximately 6,800 people. Of the approximately 6,800 global employees, Asia-Pacific accounts for 43%, with the Americas (including Corporate and R&D resources) and Europe employing 37%, and 20% of the workforce, respectively. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.
     Pursue Strategic Acquisitions. The Company intends to continue to make complementary strategic acquisitions to further its goals of strengthening its market positions and entering new markets and geographies. In addition, the Company is developing strategies for acquiring companies in adjacent markets where Brady competencies can be applied and social, economic and cultural trends can be positively leveraged. Brady works to drive substantial value creation through capitalizing on its acquisition and integration acumen.
     Improve Working Capital. Brady continues to keep a strong focus on working capital management. The Company intends to drive increases in operating cash flow by heightened focus on inventory, accounts receivable, and accounts payable management. This focus is further evidenced by the incorporation of working capital targets in the majority of employee incentive plans.
Products
     The Company is largely vertically integrated by designing, developing, and producing most of its identification products and printing systems. Brady materials are developed internally and manufactured out of a variety of films, many of which are coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.
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
     Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific application. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through direct marketing and distributor sales. The Company’s most significant types of products are described below.
•	Facility Identification
     Informational signs, tags and labels, and do-it-yourself printers for use in a broad range of industrial, utility, commercial, governmental and institutional applications. These products are either self-adhesive or mechanically mounted, designed for both indoor and outdoor use and are manufactured to meet standards issued by the National Safety Council, OSHA and a variety of industry associations in the United States and abroad. The Company’s sign products include admittance, directional and exit signs; electrical hazard warnings; energy conservation messages; fire protection and fire equipment signs; hazardous waste labels; hazardous and toxic material warning signs; transformers and power pole markers; personal hazard warnings; housekeeping and operational warnings; pictograms; radiation and laser signs; safety practices signs and regulatory markings; employment law posters; and photo luminescent (glow-in-the-dark) products.

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
     Spill control and clean-up products including natural and synthetic sorbent materials in a variety of shapes, sizes and configurations; spill kits, containment booms, industrial rugs, absorbing pillows and pads, barrier spill matting and granular absorbents; and other products for absorbing and controlling chemical, oil-based and water-based spills.
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
     The Company also direct markets certain products and those of other manufacturers by catalog sales, outbound telemarketing, and electronic access via the Internet in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalogs are distributed in the United States, Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Italy, the Netherlands, Portugal, Slovakia, Spain, Switzerland and the United Kingdom, and include foreign-language catalogs.
Brands
     The Company’s products go to market under a variety of brand names. The Brady brand includes high-performance labels, wire identification products, printers, software, safety and facility identification products, lock-out/tag-out products, people identification products, precision die-cut parts and specialty materials. Other die-cut materials are marketed as Balkhausen products. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Prinzing and Scafftag brands. In addition, identification products for the utility industry are marketed under the Electromark brand and spill-control products are marketed under the SPC and D.A.W.G. brands; poster printers and cutting systems for education and government markets are offered under the Varitronics brand; wire identification products are marketed under the Modernotecnica brand and the Carroll brand; direct marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts names; security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name; automatic identification and bar-code software is offered under the Teklynx brand; and security sealing and transportation identification is offered under the Transposafe Systems name.
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
     The Company produces the majority of its pressure sensitive materials through an integrated manufacturing process. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s cellular manufacturing processes and just-in-time inventory control are designed to attain profitability in small orders by emphasizing flexibility and the optimal utilization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Many of the Company’s manufacturing facilities have received ISO 9001 or 9002 certification.
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
     The Company possesses patents covering various aspects of adhesive chemistry, electronic circuitry, printing systems for wire markers, systems for aligning letters and patterns, and visually changing paper, although the Company believes that its patents are a significant factor in maintaining market position for certain products, technology in the areas covered by many of the patents is evolving rapidly and may limit the value of such patents. The Company’s business is not dependent on any single patent or group of patents.
     The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin. Additionally, the Company has expanded its focus on research and development activity at its R&D facilities in Singapore and Beijing, China. The Company spent approximately $34.2 million, $40.6 million, and $36.0 million during the fiscal years ended July 31, 2009, 2008, and 2007, respectively, on its research and development activities. In fiscal 2009, approximately 235 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Asia and under contract with universities, other institutions and consultants.
     The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

International Operations
     In fiscal 2009, 2008, and 2007, sales from international operations accounted for 61.8%, 62.9%, and 60.9%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Korea, Sweden, Thailand, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Slovakia, Spain, Taiwan, Turkey and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
Competition
     The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading producers in its specific markets of wire markers, safety signs, pipe markers, label printing systems, and bar-code-label-generating software. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.
Backlog
     As of July 31, 2009, the amount of the Company’s backlog orders believed to be firm was $27.5 million. This compares with $32.0 million and $25.3 million of backlog orders as of July 31, 2008 and 2007, respectively. Average delivery time for the Company’s orders varies from same day delivery to one month, depending on the type of product, customer request or demand, and whether the product is stock or custom-designed and manufactured. The Company’s backlog does not provide much visibility for future business.
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
Employees
     As of September 23, 2009, the Company employed approximately 6,800 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good. The mix of employees is changing as the Company employs more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.
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
Item 1A. Risk Factors
     Before making an investment decision with respect to the Company’s stock, you should carefully consider the risks set forth below and all other information contained in this report. If any of the events contemplated by the following risks actually occur, then the Company’s business, financial condition, results of operations, cash flow, or liquidity could be materially adversely affected.
     The Company’s operating results, cash flows, and liquidity are susceptible to uncertainties arising from the length and severity of the current worldwide economic downturn, as well as the timing and strength of the subsequent recovery.
     The global economic downturn has negatively impacted the Company’s sales volumes and results of operations. All of the segments and most of the major product lines, channels, and markets served by the Company, have experienced significant declines in the current global economic downturn. As a result of the slowing economy, the credit market crisis, declining consumer and business confidence, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies, and other challenges affecting the global economy, customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, customers already have reduced or canceled orders and may continue to delay, cancel or further reduce their orders. In addition customers’ ability to pay their invoices may be reduced resulting in increased past due receivables or bad debt. Further, the Company’s vendors may be experiencing similar conditions, which may impact their ability to fulfill their obligations leading to longer days sales outstanding. Although governments around the world are enacting various economic stimulus programs, there can be no assurance as to the timing or effectiveness of such programs. If the worldwide economic downturn continues for a significant period or there is further deterioration in the global economy, the Company’s results of operations, financial position, and cash flows could be materially adversely affected. In response to the severe downturn, the Company has reduced its worldwide workforce by approximately 25%. This may cause disruptions in our operations, customer service, quality, and profitability.
     Market demand for the Company’s products may be susceptible to fluctuations in the economy that may cause volatility in its results of operations, cash flows, and liquidity.
     Sales of the Company’s products may be susceptible to changes in general economic conditions, namely general downturns in the regional economies in which the Company competes. The Company’s business in the facility & safety identification and wire identification product lines tend to vary with the nominal GDP of the local economies in which the Company manufactures and sells. As a result, in periods of economic contraction, the business is likely to decline. In the current economic downturn, the Company’s business has contracted severely, well in excess of GDP. In addition, the significant drop in non-residential construction has impacted the Company’s MRO business. In the precision die-cut and high performance label product lines, the Company may be adversely affected by reduced demand for products due to downturns in the global economy as this is a more volatile business. This can result in higher degrees of volatility in the Company’s net sales, results of operations, cash flows, and liquidity. These more volatile markets include, but are not limited to, mobile telecommunication devices, hard disk drives and electronics in personal computers and other electronic devices.

     Uncertainties in the global economy may put pressure on the Company’s ability to maintain compliance with its debt covenants.
     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). The debt agreements also require the aggregate net book value of the assets sold or otherwise disposed of by the Company and its subsidiaries in all dispositions, as defined in the agreement, in any fiscal year of the Company shall not exceed 15% of consolidated tangible net worth. Depending on the severity and duration of the current global economic crisis, uncertainties in the market may put pressure on the Company’s ability to maintain compliance with its covenants.
     The Company may experience unforeseen tax consequences.
     The Company periodically reviews the probability of the realization of its deferred tax assets based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, the Company utilizes historical results, projected future operating results, eligible carry forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and foreign jurisdictions, or changes in its geographic footprint may require changes in the valuation allowances to reduce its deferred tax assets or increase tax payments. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations or financial condition.
     Income tax regulations may change, thus negatively impacting the Company’s future operating results.
     The Company conducts business internationally. As a result, its financial results may be negatively impacted by changes in international taxation rules in the United States. If United States international tax law changes are enacted as currently outlined (for example, if the tax on deferred income generated outside the U.S. were enacted), it may have a significant negative impact on the Company’s reported financial results and cash flows from operations.
     The Company may be adversely impacted by an inability to identify, complete and integrate acquisitions.
     A large part of the Company’s growth since fiscal 2003 has come through acquisitions and a key component of its growth strategy is based upon acquisitions. The Company may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies, economic conditions, or price expectations from sellers. If the Company is unable to complete additional acquisitions, its growth may be limited.
     Additionally, as the Company grows through acquisitions, it will continue to place significant demands on its management, operational and financial resources. Since the beginning of fiscal year 2004, the Company has acquired 28 companies. These recent and future acquisitions will require integration of sales and marketing, information technology, finance and administrative operations and information of the newly acquired business. The successful integration of acquisitions will require substantial attention from its management and the management of the acquired businesses, which could decrease the time management has to serve and attract customers. The Company cannot assure that it will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that it will be able to achieve the financial or operational success expected from the acquisitions. The Company’s financial condition, cash flows and operational results could be adversely affected if it does not successfully integrate the newly acquired businesses or if its other businesses suffer on account of the increased focus on the newly acquired businesses.

     If the Company fails to develop new products or its customers do not accept the new products it develops, the Company’s business could be affected adversely.
     Development of proprietary products is key to the success of the Company’s core growth and high gross margins now and in the future. Therefore, the Company must continue to develop new and innovative products and acquire and retain the necessary intellectual property rights in these products on an ongoing basis. If it fails to make innovations, launches products with quality problems, or the market does not accept its new products, then the Company’s financial condition, results of operations, cash flows, and liquidity could be adversely affected. The Company continues to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause its customers to buy from a competitor or may cause the Company to lower its prices in order to compete. This could have an adverse impact on the Company’s profitability.
     The Company operates in competitive markets and may be forced to cut its prices or incur additional costs to remain competitive, which may have a negative impact on its profitability.
     The Company faces substantial competition throughout its entire business, but particularly in the precision die-cut business. Competition may force the Company to cut its prices or incur additional costs to remain competitive. The Company competes on the basis of production capabilities, engineering and R&D capabilities, materials expertise, its global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put the Company at a disadvantage in the affected business by threatening its market share in some markets or reducing its profit margins. Additionally, in some of its other businesses, the Company’s distributors/customers may seek lower cost sourcing opportunities, which could cause a loss of business that may adversely impact the Company’s revenues.
     Foreign currency fluctuations could adversely affect the Company’s sales, profits, and cash balances.
     More than 60 percent of the Company’s revenues are derived outside the United States. As such, fluctuations in foreign currency exchange rates can have an adverse impact on its sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect operating results from the Company’s foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase operating results in the Company’s foreign operations when translated into U.S. dollars. During fiscal year 2009, the strengthening U.S. dollar versus the majority of other currencies decreased sales by approximately $73.2 million.
     As of July 31, 2009, approximately 79% of the Company’s cash and cash equivalents were held outside the United States. As a result, fluctuations in foreign currency can have an adverse impact on the Company’s cash balances. Any increase in the value of the U.S. dollar in relation to the value of various foreign currencies will have a negative impact on cash balances when translated into U.S. dollars. Weakening of the U.S. dollar against foreign currencies will have a positive impact on cash balances when foreign currencies are translated into U.S. dollars.
     The Company’s goodwill or other intangible assets may become impaired, which may negatively impact its results of operations.
     The Company has a substantial amount of goodwill and other intangible assets on its balance sheet as a result of its acquisitions. As of July 31, 2009, the Company had $751.2 million of goodwill on its balance sheet, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets it acquired, and $115.8 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks it acquired in its acquisitions. At July 31, 2009, goodwill and other intangible assets represented approximately 54.8% of its total assets. The Company evaluates goodwill at least annually for impairment based on the fair value of each operating segment. It assesses the impairment of other intangible assets at least annually based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. A worldwide economic downturn, credit crisis, or uncertainty in the markets the Company serves can adversely impact the assumptions in these valuations. If the estimated fair values of the Company’s operating segments change in future periods, it may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing its earnings in such period.
     The Company has a concentration of business with several large key customers and distributors and loss of one or more of these customers could significantly affect the Company’s results of operations, cash flows, and liquidity.
     Several of the Company’s large key customers in the precision die-cut business together comprise a significant portion of its revenues. The Company’s largest customer represents approximately 6% of its net sales. Additionally, the Company does business with several large distribution companies. The Company’s dependence on these large customers makes its relationships with these customers important to its business. The Company cannot guarantee that it will be able to maintain these relationships and retain this business in the future. Because these large customers account for a significant portion of the Company’s revenues, they possess relatively greater capacity to negotiate a reduction in the prices the Company charges for its products. If the Company is unable to provide products to its customers at the quality and prices acceptable to them or adapt to technological changes, some of its customers may in the future elect to shift some or all of this business to competitors or to substitute other manufacturer’s products. If one of the Company’s key customers consolidates, is acquired by another company or loses market share, the result of that event may have an adverse impact on the Company’s business. The loss of or reduction of business from one or more of these large key customers could have a material adverse impact on the Company’s financial condition, results of operations, cash flows, and liquidity.
     The Company increasingly conducts a sizable amount of its manufacturing outside of the United States, which may present additional risks to its business.
     As a result of its strong growth in developing economies, particularly in Asia, a significant portion of the Company’s sales are attributable to products manufactured outside of the United States. More than half of the Company’s approximately 6,800 employees and more than half of its manufacturing locations are outside of the United States. The Company’s international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where the Company has operations could have a material adverse effect on its financial condition, results of operations, and cash flows.
     The Company depends on its key personnel and the loss of these personnel could have an adverse effect on the Company’s operations.
     The Company’s success depends to a large extent upon the continued services of its key executives, managers and other skilled personnel. The Company cannot ensure that it will be able to retain its key officers and employees. The departure of key personnel without adequate replacement could severely disrupt business operations. Additionally, the Company needs qualified managers and skilled employees with technical and manufacturing industry experience to operate its business successfully. If it is unable to attract and retain qualified individuals or the costs to do so increase significantly, the Company’s operations would be materially adversely affected. Due to the severe economic downturn, the Company reduced its workforce by approximately 25%. While the Company believes it can adequately operate the business at current staffing levels, sudden changes in demand may be difficult to react to with a reduced workforce. Additionally, the potential impact of a serious virus such as H1N1 may affect the Company’s workforce and its ability to operate the business successfully.
     The Company may be unable to successfully implement anticipated changes to its information technology system.
     The Company is in the process of upgrading certain portions of its information technology. Part of this upgrade includes continued implementations of SAP and additional functionality for financial systems. The Company expects that these migrations will enable it to more effectively and efficiently manage its operations and further improve business processes. The Company is also in the process of upgrading its

e-business and sales force applications in fiscal 2010. The Company expects these upgrades will enable improvements of its on-line business and increase productivity. The Company’s failure to successfully manage these improvements as scheduled could cause it to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on its financial results.
     An increase in the Company’s level of indebtedness could adversely affect its financial health and make it vulnerable to adverse economic conditions.
     Any increase in the Company’s level of indebtedness, which historically has occurred to finance acquisitions and for other general corporate purposes, could have adverse consequences, such as:
•	it may be difficult for the Company to fulfill its obligations under its credit or other debt agreements;

•	it may be more challenging or costly to obtain additional financing to fund future growth;

•	the Company may be more vulnerable to future interest rate fluctuations;

•	the Company may be required to dedicate a substantial portion of its cash flows to service its debt, thereby reducing the amount of cash available to fund new product development, capital expenditures, working capital and other general corporate activities;

•	it may place the Company at a competitive disadvantage relative to its competitors that have less debt; and

•	it may limit the Company’s flexibility in planning for and reacting to changes in its business.
     Environmental, health and safety laws and regulations could adversely affect the Company’s business.
     The Company’s facilities and operations are subject to numerous laws and regulations relating to air emissions, wastewater discharges, the handling of hazardous materials and wastes, manufacturing and disposal of certain materials, and regulations otherwise relating to health, safety and the protection of the environment. The Company’s products may also be governed by regulations in the countries where they are sold. As a result, the Company may need to devote management time or expend significant resources on compliance, and has incurred and will continue to incur capital and other expenditures to comply with these regulations. Any significant costs may have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Further, these laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon the Company’s financial condition, results of operations or cash flows.
     The Company’s businesses are subject to regulation; failure to comply with those regulations could adversely affect its financial condition, results of operations and reputation.
     In addition to the environmental regulations noted above, the Company’s businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:
     The Company is required to comply with various import laws and export control and economic sanctions laws, which may affect its transactions with certain customers, business partners and other persons and dealings with or between its employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances the Company may be required to obtain an export license before exporting the controlled item.
     The Company also has agreements relating to the sale of products to government entities or supply products to companies who resell these products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. The Company is also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.
     The Company may be unable to successfully complete its restructuring plans to reduce costs and increase efficiencies in its businesses and, therefore, it may not achieve projected financial statement benefits.
     The Company continues to initiate several measures to address its cost structure and projected operational and market requirements. Successful implementation of such initiatives is critical to the Company’s future competitiveness and its ability to improve profitability. Further actions to reduce the Company’s cost structure and the charges related to these actions may have a material adverse effect on the Company’s results of operations and financial condition.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     The Company currently operates 59 manufacturing or distribution facilities in the following regions:
     Americas: Sixteen are located in the United States; three in Brazil, two in Mexico; and one in Canada.
     Europe: Four each located in the United Kingdom and Germany; three each located in Belgium and France; two each in Italy and the Netherlands; and one each in Norway, Poland, and Sweden.
     Asia-Pacific: Seven are located in China; three in Australia; and one each in Japan, Thailand, Singapore, India, South Korea, and Malaysia.
     The Company’s present operating facilities contain a total of approximately 3.5 million square feet of space, of which approximately 2.4 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.
Item 3. Legal Proceedings
     The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material adverse effect on the Company’s consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2009.
     See Part II, Item 9B for a description of actions taken by unanimous written consent of the holders of the Company’s Class B Voting Common Stock on September 24, 2009.

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
     Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2009		2008		2007
	High	Low	High	Low	High	Low
4th Quarter	$29.41	$21.33	$39.04	$32.99	$37.73	$32.73
3rd Quarter	$23.08	$14.61	$34.00	$28.58	$38.37	$30.91
2nd Quarter	$31.07	$16.38	$40.03	$29.44	$40.52	$35.70
1st Quarter	$39.68	$25.18	$43.78	$34.04	$38.68	$33.16
     There is no trading market for the Company’s Class B Voting Common Stock.
(b) Holders
     As of September 23, 2009, there were 715 Class A Common Stock shareholders of record and approximately 4,100 beneficial shareholders. There are three Class B Common Stock shareholders.
(c) Issuer Purchases of Equity Securities
     No share repurchases were made in the quarter ended July 31, 2009.
(d) Dividends
     The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends, that can be made annually to $50 million plus 75% of the consolidated net income excluding all extraordinary non-cash items for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.
     During the two most recent fiscal years and for the first quarter of fiscal 2010, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2010	2009				2008
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.175	$0.17	$0.17	$0.17	$0.17	$0.15	$0.15	$0.15	$0.15
Class B	0.15835	0.15335	0.17	0.17	0.17	0.13335	0.15	0.15	0.15

(e) Common Stock Price Performance Graph
     The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2004, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s SmallCap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P SmallCap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/04 in stock or index — including reinvestment of dividends. Fiscal year ended July 31.

	7/31/2004	7/31/2005	7/31/2006	7/31/2007	7/31/2008	7/31/2009
Brady Corporation	100.00	153.59	153.94	162.08	172.85	142.48
S&P 500 Index	100.00	114.05	120.19	139.58	124.10	99.33
S&P SmallCap 600 Index	100.00	127.25	132.04	150.66	138.19	111.57
Russell 2000 Index	100.00	124.78	130.08	145.84	136.05	108.06
Copyright (C) 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2005 through 2009

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Operating Data (1)
Net Sales	$1,208,702	$1,523,016	$1,362,631	$1,018,436	$816,447
Gross Margin	577,583	744,195	657,044	525,755	433,276
Operating Expenses:
Research and development	34,181	40,607	35,954	30,443	25,078
Selling, general and administrative	397,180	495,904	449,103	338,796	285,746
Restructuring charge (2)	25,849	—	—	—	—

Total operating expenses	457,210	536,511	485,057	369,239	310,824

Operating Income	120,373	207,684	171,987	156,516	122,452
Other Income (Expense):
Investment and other income — net	1,800	4,888	2,875	2,403	1,369
Interest expense	(24,901)	(26,385)	(22,934)	(14,231)	(8,403)

Net other expense	(23,101)	(21,497)	(20,059)	(11,828)	(7,034)

Income before income taxes	97,272	186,187	151,928	144,688	115,418
Income Taxes (2)	27,150	53,999	42,540	40,513	33,471

Net Income	$70,122	$132,188	$109,388	$104,175	$81,947

Net Income Per Common Share — (Diluted):
Class A nonvoting	$1.33	$2.41	$2.00	$2.07	$1.64
Class B voting	$1.31	$2.39	$1.98	$2.05	$1.63
Cash Dividends on:
Class A common stock	$0.68	$0.60	$0.56	$0.52	$0.44
Class B common stock	$0.66	$0.58	$0.54	$0.50	$0.42
Balance Sheet at July 31:
Working capital	$286,955	$390,524	$303,359	$240,537	$141,560
Total assets	1,583,267	1,850,513	1,698,857	1,365,186	850,147
Long-term obligations, less current maturities	346,457	457,143	478,575	350,018	150,026
Stockholders’ investment	951,092	1,021,808	891,012	746,046	497,274
Cash Flow Data:
Net cash provided by operating activities	126,645	225,554	136,018	114,896	119,103
Depreciation and amortization	54,851	60,587	53,856	35,144	26,822
Capital expenditures	(24,027)	(26,407)	(51,940)	(39,410)	(21,920)

(1)	Financial data has been impacted by the acquisitive nature of the Company as two, seven, eleven and four acquisitions were completed in fiscal years ended July 31, 2008, 2007, 2006 and 2005, respectively. There were no acquisitions in fiscal 2009. See Note 2 in Item 8 for further information on the acquisitions that were completed in each of the years.

(2)	In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including the reduction in its workforce and decreased discretionary spending. In addition to the restructuring charges, $1.6 million of income tax expense was incurred related to the anticipated repayment of certain tax holidays due to site consolidation actions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     In fiscal 2009, the Company posted sales of $1,208.7 million and net income of $70.1 million, a decrease of 20.6% and 47.0%, respectively, from fiscal 2008. Of the 20.6% decrease in sales, organic sales declined 16.4%, the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar reduced sales by 4.8%, partially offset by a 0.6% increase from acquisitions. Regionally, sales in the Americas, Europe, and Asia-Pacific decreased 19.9%, 26.1%, and 14.5%, respectively.
     Net income for fiscal 2009 declined 47.0% to $70.1 million or $1.33 per diluted share of Class A Common Stock, compared to $132.2 million, or $2.41 per diluted share of Class A Common Stock in fiscal 2008. Fiscal 2009 net income before restructuring related expenses was $90.3 million, or $1.71 per diluted share of Class A Common Stock.
     In fiscal 2009, the Company generated $126.6 million of cash from operations, a decrease of $98.9 million from the prior fiscal year. The decrease was the result of decreased net income as discussed above and the increase in working capital. The increase in working capital was due to the decrease in other current liabilities resulting from the cash payment of the fiscal 2008 bonus and the elimination of the fiscal 2009 bonus accrual, offset by decreases in inventory and accounts receivable.
Results of Operations
Year Ended July 31, 2009, Compared to Year Ended July 31, 2008
     The comparability of the operating results for the fiscal years ended July 31, 2009 to July 31, 2008, has been impacted by the annualized impact of the following acquisitions completed in fiscal 2008.

Acquisitions:	Segment	Date Completed
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	November 2007
DAWG, Inc. (“DAWG”)	Americas	March 2008
     Fiscal 2009 sales decreased $314.3 million, or 20.6% from fiscal 2008. Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions owned less than one year and foreign currency translation effects), were down 16.4% compared to fiscal 2008. The decrease in organic sales was primarily due to the effects of the economic downturn in fiscal 2009. The acquisitions listed above increased sales by $9.0 million or 0.6% in fiscal 2009. Fluctuations in the exchange rates used to translate financial results into the United States Dollar decreased sales by $73.2 million or 4.8% for the year.
     The gross margin as a percentage of sales decreased to 47.8% in fiscal 2009 from 48.9% in fiscal 2008. The decrease in gross margin as a percentage of sales was primarily due to the sales decline, partially offset by the result of cost reduction actions taken during fiscal 2008 and fiscal 2009.
     Research and development expenses decreased to $34.2 million in fiscal 2009 from $40.6 million in fiscal 2008, and increased slightly as a percentage of sales in fiscal 2009 to 2.8% compared to 2.7% in fiscal 2008, reflecting the reduced discretionary spending and the Company’s continued commitment to investing in new product development.
     Selling, general, and administrative (“SG&A”) expenses decreased to $397.2 million in fiscal 2009 as compared to $495.9 million in fiscal 2008. The decrease in SG&A expenses was primarily related to the savings resulting from restructuring activities that took place during fiscal 2009, a decline in discretionary spending, and reduced incentive compensation expense compared to the prior year. As a percentage of sales, SG&A increased to 32.9% in fiscal 2009 from 32.6% in fiscal 2008.
     Restructuring charges were $25.8 million during fiscal 2009. Additionally, $1.6 million of income tax expense was also incurred related to the anticipated repayment of certain tax holidays due to site consolidation actions. In response to the global economic downturn, the

Company implemented a plan to reduce its cost structure. During fiscal 2009, the Company incurred costs related to the reduction of its workforce and facility consolidations. Restructuring costs related primarily to employee separation costs, consisting of severance pay, outplacement services, medical, and other related benefits for approximately 25 percent of the Company’s work force.
     Other income decreased $3.1 million in fiscal 2009 to $1.8 million from $4.9 million in the prior year. The income recorded in fiscal 2009 and fiscal 2008 was primarily due to interest income earned on cash and marketable securities investments. The $1.8 million of other income recorded in fiscal 2009 consisted of $2.5 million of interest income and $0.9 million in foreign exchange gains, partially offset by the $1.6 million loss of securities held in executive deferred compensation plans. The decrease in interest income in fiscal 2009 was the result of both lower interest rates and decreased cash generated from the operating activities and lower average cash balances.
     Interest expense decreased to $24.9 million from $26.4 million for fiscal 2009 as compared to fiscal 2008. In fiscal 2009, the Company repaid approximately $87.2 million of debt. As a result of the lower principle balance under the related debt agreement, the Company’s interest expense decreased as compared to the prior year.
     The Company’s effective tax rate was 27.9% for fiscal 2009 as compared to 29.0% for fiscal 2008. The decreased tax rate in fiscal 2009 was primarily due to decreased profits in higher tax countries.
     Net income for the fiscal year ended July 31, 2009, decreased 47% to $70.1 million, compared to $132.2 million for the fiscal year ended July 31, 2008, as a result of the factors noted above. Net income as a percentage of sales decreased to 5.8% from 8.7% for the fiscal year ended July 31, 2009 compared the same period in the prior year. Diluted net income per share decreased 44.8% to $1.33 per share for fiscal 2009 compared to $2.41 per share for the fiscal year ended July 31, 2008. Fiscal 2009 net income before restructuring related expenses was $90.3 million, or $1.71 per diluted share of Class A Common Stock.
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
Business Segment Operating Results
     The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. In applying the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance. Segment results are as follows:

			Asia-	Total	Corporate and	Total
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Company
SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2009	$534,440	$367,156	$307,106	$1,208,702	$—	$1,208,702
July 31, 2008	667,106	496,715	359,195	1,523,016	—	1,523,016
July 31, 2007	609,855	416,514	336,262	1,362,631	—	1,362,631
SALES GROWTH INFORMATION
Year ended July 31, 2009:
Organic	(18.5)%	(18.1)%	(10.3)%	(16.4)%	—	(16.4)%
Currency	(1.7)%	(9.4)%	(4.2)%	(4.8)%	—	(4.8)%
Acquisitions	0.3%	1.4%	0.0%	0.6%	—	(0.6)%
Total	(19.9)%	(26.1)%	(14.5)%	(20.6)%	—	(20.6)%
Year ended July 31, 2008:
Organic	0.9%	(0.4)%	(1.1)%	0.0%	—	0.0%
Currency	2.0%	10.6%	7.6%	6.0%	—	6.0%
Acquisitions	6.5%	9.1%	0.3%	5.8%	—	5.8%
Total	9.4%	19.3%	6.8%	11.8%	—	11.8%

			Asia-	Total	Corporate and	Total
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Company
SEGMENT PROFIT
Years ended:
July 31, 2009	$114,404	$99,875	$42,575	$256,854	$ (7,952)	$248,903
July 31, 2008	157,523	135,426	58,234	351,183	(9,048)	342,135
July 31, 2007	144,583	107,552	57,236	309,371	(10,485)	298,886
NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
(Dollars in thousands)	2009	2008	2007
Total profit for reportable segments	$256,854	$351,183	$309,371
Corporate and eliminations	(7,952)	(9,048)	(10,485)
Unallocated amounts:
Administrative costs	(102,680)	(134,451)	(126,899)
Restructuring costs	(25,849)	—	—
Investment and other income — net	1,800	4,888	2,875
Interest expense	(24,901)	(26,385)	(22,934)

Income before income taxes	97,272	186,187	151,928
Income taxes (1)	(27,150)	(53,999)	(42,540)

Net income	$70,122	$132,188	$109,388

(1)	In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including the reduction in its workforce and decreased discretionary spending. In addition to the restructuring charges, $1.6 million of income tax expense was incurred related to the anticipated repayment of certain tax holidays due to site consolidation actions.
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
Americas
     Sales in the Americas region decreased 19.9% from fiscal 2008 to fiscal 2009, and increased 9.4% from fiscal 2007 to fiscal 2008. Organic sales declined 18.5% in 2009 and grew 0.9% in 2008. The segment experienced declines in organic sales in fiscal 2009 due to the global economic downturn. The decrease in sales also resulted from the declining volumes of the manufacturing and construction sectors, as well as the impact of declining inventories of the Company’s distribution partners and other customers. The organic growth in fiscal 2008 was due to strong performance in the education and OEM markets, offset partially by the softness in the manufacturing, construction, and utility markets. The acquisition of DAWG, Inc. (“DAWG”) in fiscal 2008 added 0.3% to fiscal 2009 sales. The acquisitions of Comprehensive Identification Products, Inc. (“CIPI”), Precision Converters L.P (“Precision Converters”), Scafftag Ltd., Safetrak, Ltd. And Scafftag Pty., Ltd (collectively “Scafftag”), Asterisco Artes Graficas Ltda. (“Asterisco”), Clement Communications, Inc. (“Clement”) and Sorbent Products Co., Inc. (“SPC) in fiscal 2007 and DAWG in fiscal 2008 added 6.5% to fiscal 2008 sales. Fluctuations in the exchange rates used to translate financial results into U.S. dollars decreased sales in the segment by 1.7% in fiscal 2009 and increased sales by 2.0% in fiscal 2008, when compared to the prior fiscal years.
     In the Americas region, segment profit decreased 27.4% to $114.4 million in fiscal 2009 from $157.5 million in fiscal 2008. Segment profit as a percentage of sales decreased to 21.4% in 2009 from 23.6% in 2008. This decrease was primarily due to the decrease in sales volume, impacting the segment’s ability to absorb fixed costs. Cost savings partially offset this decrease. Costs savings came from the restructuring activities in addition to reductions in discretionary spending. Comparing fiscal 2008 to 2007, segment profit as a percentage of sales decreased slightly to 23.6% in 2008 from 23.7% in 2007. This decrease was primarily due to the slowing growth in high margin organic sales during fiscal 2008, mostly offset by cost control efforts and improvements made in the prior year to lower performing businesses.

Europe
     Sales in the European region decreased 26.1% in fiscal 2009 from fiscal 2008, and increased 19.3% in fiscal 2008 from fiscal 2007. Organic sales declined 18.1% in fiscal 2009 and 0.4% in fiscal 2008 as compared to prior years. The segment’s organic sales continued to be adversely impacted by the global economic downturn in fiscal 2009. Organic sales in the private sector to the automotive and electronics markets declined in the Europe segment, with sales to governments and public utilities partially offsetting these declines. The decline in organic sales in fiscal 2008 was primarily the result of a weakening European economy as well as tough comparables over the prior year due to the implementation of “No Smoking” legislation in the U.K. and France, as these sales did not recur in fiscal 2008. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which decreased sales within the segment by 9.4% in fiscal 2009. Foreign currency translation increased the segment’s sales 10.6% in 2008. The acquisition of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”) in fiscal 2008 added 1.4% to the region’s sales in fiscal 2009 and the acquisitions of CIPI, Scafftag, Modernotecnica SpA (“Moderno”), and SPC in fiscal 2007 and Transposafe in fiscal 2008 added 9.1% to the region’s sales in fiscal 2008.
     In the Europe region, segment profit decreased 26.3% to $99.9 million in fiscal 2009 from $135.4 million in fiscal 2008. Segment profit as a percentage of sales decreased slightly to 27.2% in fiscal 2009 from 27.3% in fiscal 2008. The decline in segment profit in fiscal 2009 was attributable to the declining sales volumes and the impact of foreign currency translation. In response to the sales downturn, the segment implemented various cost saving measures during fiscal year 2009 that have generated savings to partially offset the impact of lower sales volumes. Comparing fiscal 2008 to 2007, segment profit as a percentage of sales increased to 27.3% in 2008 from 25.8% in 2007. The increase in segment profit in fiscal 2008 was driven by the sales increases noted above in addition to the realization of savings from cost reduction activities taken at the end of fiscal 2007.
Asia-Pacific
     Asia-Pacific sales decreased 14.5% in fiscal 2009, and increased 6.8% in fiscal 2008 from fiscal 2007. Organic sales declined 10.3% in fiscal 2009 and declined 1.1% in fiscal 2008. The decline in organic sales in fiscal 2009 was primarily due to the overall decline in the electronics and mobile handset markets and aggressive pricing demands from customers, slightly offset by increased demand for MRO products to support infrastructure development sponsored by government stimulus spending in the region. The decline in organic sales in fiscal 2008 primarily resulted from a drop in sales to OEM customers in the mobile handset market, in addition to the competitive, less profitable business the Company chose to deemphasize. Declines in the mobile handset business were partially offset by solid growth in the smaller business lines of high performance labels, safety and facility identification, and hard disk drives during fiscal 2008. Foreign currency translation decreased the region’s sales by 4.2% from fiscal 2009 and increased the region’s sales by 7.6% in fiscal 2008, as compared to prior years.
     In the Asia-Pacific region, segment profit decreased 26.9% to $42.6 million in fiscal 2009 from $58.2 million in fiscal 2008. Segment profit as a percentage of sales decreased to 13.9% in fiscal 2009 from 16.2% in fiscal 2008. The decline in the profit in fiscal 2009 was primarily the result of decreased sales, offset by savings generated from restructuring activities, shortened work weeks, and reduced discretionary spending. Comparing fiscal 2008 to 2007, segment profit as a percentage of sales declined to 16.2% in 2008 from 17.0% in 2007. The decline in segment profit as a percentage of sales in fiscal 2008 was due to the industry mix shift from high-end, feature rich mobile phones to low-end basic mobile phones and continued pricing pressures within the mobile handset supply chain, partially offset by activities initiated in fiscal 2007.
Liquidity and Capital Resources
     Cash and cash equivalents were $188.2 million at July 31, 2009, compared to $258.4 million at July 31, 2008. The decrease in the cash of $70.2 million was the result of cash provided by operations of $126.6 million, offset by cash used in investing activities of $19.0 million, cash used in financing activities of $160.3 million, including $87.2 million related to debt payments, $40.3 million related to the repurchase of treasury stock, and $35.8 million dividend payments, and the effects on the fluctuations of the U.S. dollar against other currencies, which negatively impacted cash in the amount of $17.5 million during fiscal 2009.

     Accounts receivable balances decreased $71.3 million from July 31, 2008 to July 31, 2009. The decrease in accounts receivable was due primarily to the decline in sales volumes and the impact of foreign currency translation on the Company’s foreign accounts receivables. Inventories decreased $40.8 million from July 31, 2008 to July 31, 2009 due to reduced business activity, focused inventory reduction initiatives, and the impact of foreign currency translation. Current liabilities decreased $86.1 million over the same period primarily due to a reduction in wages payable resulting from reduced headcount, cancellation of incentive compensation plans for fiscal 2009, and reduction of accrued income taxes, offset by an increase in the Company’s current maturities on long term debt.
     The Company has maintained strong operating cash flow, which totaled $126.6 million for fiscal 2009, $225.6 million for fiscal 2008 and $136.0 million for fiscal 2007. The decrease in operating cash flow from fiscal 2008 to fiscal 2009 was the result of a decline in net income of $62.1 million and the changes in working capital discussed above.
     The Company did not complete any acquisitions during fiscal 2009, compared to $29.3 million and $159.5 million of cash used for acquisitions in fiscal 2008 and 2007, respectively. The Company has reached a settlement with the former owners of Tradex related to the purchase price of the Tradex acquisition. The Company received approximately $3.5 million as the result of the settlement during fiscal 2009. Payments of $0.7 million and $0.7 million were made during fiscal 2009 to satisfy the earnout and holdback liabilities of the Transposafe and Asterisco acquisitions, respectively. Contingent consideration payments of $4.4 million, $1.2 million, and $0.2 million were made during fiscal 2008 to satisfy the earnout and holdback liabilities of the fiscal 2006 acquisitions of Daewon Industry Corporation and STOPware, Inc., and the fiscal 2007 acquisition of Asterisco, respectively.
     Capital expenditures were $24.0 million in fiscal 2009, $26.4 million in fiscal 2008 and $51.9 million in fiscal 2007. Capital expenditures in fiscal 2009 were similar to fiscal 2008 reflecting a normalized spend rate. The Company’s capital expenditures slowed in fiscal 2008, following two years of significant spending due to the global implementation of SAP in addition to the expansion of facilities in various countries. Fiscal 2007 capital expenditures included $9.8 million in spending on implementing SAP in 16 of Brady’s global operations and ultimately increasing the coverage of business units operating SAP to approximately 80% of total revenue in fiscal 2009. The remainder of the increase in capital expenditures in fiscal 2007 was due to expansions in China, Canada, India, Mexico, the Philippines, Slovakia and other locations.
     Financing activities used $160.3 million in fiscal 2009, used $76.9 million in fiscal 2008 and provided $129.4 million in fiscal 2007. Cash used for dividends to shareholders was $35.8 million in fiscal 2009, $32.5 million in fiscal 2008, and $30.1 million in fiscal 2007. Cash received from the exercise of stock options was $1.7 million in fiscal 2009, $14.5 million in fiscal 2008, and $6.8 million in fiscal 2007. The Company purchased treasury stock of $40.3 in fiscal 2009 and $42.2 million in fiscal 2008; however, it did not purchase treasury stock in fiscal 2007. During fiscal 2008 and fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 1,345,000 shares of its Class A Common Stock for $40.3 million in fiscal 2009 in connection with its stock repurchase plans. The Company reacquired approximately 1,349,000 shares of its Class A Common Stock for $42.2 million in fiscal 2008. As of July 31, 2009, the Company was authorized to purchase up to approximately 306,000 additional shares in connection with the share repurchase plans.
     On May 28, 2009, the Company commenced a cash tender offer to purchase up to $100 million aggregate principal amount of its outstanding Series 2004-A Senior Notes due 2014, Series 2006-A Senior Notes due 2016, and Series 2007-A Senior Notes due 2017. On June 29, 2009, the Company completed the purchase of approximately $65.8 million aggregate principal amount of its senior notes pursuant to this tender offer. The purchase price for the notes included the payment of the face value of the notes plus accrued and unpaid interest from the last interest payment date to and including the date of close. The Company utilized cash on hand to fund the purchase of the notes.

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
     On March 23, 2007, the Company completed the private placement of $150 million in ten-year fixed notes at 5.33% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2011 with interest payable on the notes semiannually on September 23 and March 23, which began in September 2007. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s U.S.- based subsidiaries. The Company used the net proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving loan agreement and fund its ongoing strategic growth plans. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The penalties under the agreement have been waived for early prepayment. The agreement also requires the Company to maintain a financial covenant. On June 29, 2009, the Company purchased $35.4 million of the outstanding aggregate principal amount of the Series 2007-A Senior Notes from certain note-holders.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the new credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income excluding all extraordinary non-cash items for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2009, there were no outstanding borrowings under the credit facility.
     On February 14, 2006, the Company completed the private placement of $200 million in ten-year fixed notes at 5.3% interest to institutional investors. The notes will be amortized in equal installments over seven years, beginning in 2010 with interest payable on the notes semiannually on August 14 and February 14, which began in August 2006. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company used the net proceeds of the offering to finance acquisitions completed in fiscal 2006 and 2007 and for general corporate purposes. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The penalties under the agreement have been waived for early prepayment. The agreement also requires the Company to maintain a financial covenant. On June 29, 2009, the Company purchased $17.0 million of the outstanding aggregate principal amount of the Series 2006-A Senior Notes from certain note-holders.
     On June 30, 2004, the Company finalized a debt offering of $150 million of 5.14% unsecured senior notes due in 2014 in an offering exempt from the registration requirements of the Securities Act of 1933. The debt offering was in conjunction with the Company’s acquisition of EMED. The notes will be paid over seven years beginning in 2008, with interest payable on the notes being due semiannually on June 28 and December 28, which began in December 2004. The Company used the proceeds of the offering to reduce outstanding indebtedness under the Company’s revolving credit facilities used to initially fund the EMED acquisition. The debt has certain prepayment penalties for repaying the debt prior to its maturity date. Under the debt agreement, the Company paid equal installments of $21.4 million in June 2008 and June 2009. The penalties under the agreement have been waived for early prepayment. The agreement also requires the Company to maintain a financial covenant. On June 29, 2009, the Company purchased $13.4 million of the outstanding aggregate principal amount of the Series 2004-A Senior Notes from certain note-holders.
     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. As of July 31, 2009, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.1 to 1.0. Additionally, the revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2009, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.1 to 1.0 and the interest expense coverage ratio equal to 5.2 to 1.0.
     Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 26.7% at July 31, 2009, and 30.9% at July 31, 2008. Long-term obligations decreased by $110.7 million from July 31, 2008 to July 31, 2009 due to the debt repayments in fiscal 2009. The debt repayments consisted of the scheduled $21.4 million on the 2004 private placement in addition to the prepayment of $65.8 million. An additional $23.5 million was reclassified to current maturities on long-term obligations. Stockholders’ investment decreased $70.7 million during fiscal 2009 primarily due to dividends on Class A and Class B Common Stock of $33.5 million and $2.3 million, respectively, the repurchase of treasury shares of $40.3 million, and changes in accumulated other comprehensive income of $75.1 million, partially offset by net earnings of $70.1 million and the stock-based compensation expense of $8.1 million in additional paid in capital. The decrease in the accumulated other comprehensive income was primarily due to the foreign currency translation.
     The Company intends to fund its short-term and long-term operating cash requirements, including its fiscal 2010 dividend payments and 2010 debt payments, primarily through net cash provided by operating activities.
     While the Company strives to maximize investment income on its cash, preservation of principal is the first priority. Especially in volatile markets, as the Company has recently experienced, the Company’s investment policy is intended to preserve principal as its primary goal, resulting in investment yields lower than those historically achieved.
     The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its sources of borrowings, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. As of the date of this Form 10-K, the credit and financial markets are in a period of substantial instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisitions.
Subsequent Events Affecting Liquidity and Capital Resources
     The Company has evaluated subsequent events through the date these financial statements were issued, September 28, 2009.
     On September 10, 2009, the Board of Directors announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.68 to $0.70 per share. A quarterly dividend of $0.175 will be paid on October 30, 2009, to shareholders of record at the close of business on October 9, 2009. This dividend represents an increase of 3% and is the 24th consecutive annual increase in dividends since the Company went public in 1984.

     By unanimous written consent effective September 24, 2009, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2010 Omnibus Incentive Stock Plan (the “2010 Omnibus Plan”) and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (the “2010 Directors Plan”). Under the terms of the 2010 Omnibus Plan, pursuant to which 3,000,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees of the Company and its affiliates. The 2010 Omnibus Plan, which became effective upon shareholder approval, provides that after December 31, 2009, no further awards or grants shall be made under the Company’s 2006 Omnibus Incentive Stock Plan. Under the terms of the 2010 Directors Plan, pursuant to which 200,000 shares of the Company’s Class A Common Stock have been authorized for issuance, each non-employee Director is granted an option to purchase 10,000 shares of the Company’s common stock two weeks after first becoming a director and 8,400 shares of the Company’s common stock on an annual basis thereafter. The 2010 Directors Plan became effective upon shareholder approval.
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
Payments Due Under Contractual Obligations
     The Company’s future commitments at July 31, 2009, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than	Uncertain
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Timeframe
Long-Term Debt Obligations	$391,350	$44,893	$122,529	$122,528	$101,400	$—
Operating Lease Obligations	67,172	22,613	29,865	11,468	3,226	—
Purchase Obligations (1)	55,879	29,864	11,640	14,375	—	—
Interest Obligations	83,926	21,469	33,331	20,444	8,682	—
Tax Obligations	19,462	—	—	—	—	19,462
Other Obligations (2)	14,311	825	1,755	2,009	9,722	—

Total	$632,100	$119,664	$199,120	$170,824	$123,030	$19,462

(1)	Purchase obligations include all open purchase orders as of July 31, 2009.

(2)	Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plans as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.
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
Critical Accounting Estimates
     Income Taxes
     The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective income tax rate and in evaluating its tax positions. The Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on August 1, 2007. The Company establishes FIN 48 liabilities when it is not more likely than not that the Company will realize the full tax benefit of the position. The Company adjusts these FIN 48 liabilities in light of changing facts and circumstances.
     Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective income tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the income tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances against its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet recognized as expense in the consolidated financial statements.
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
     The Company has identified five reporting units within its three reportable segments in accordance with SFAS No. 142. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the 2009 impairment calculations were evaluated in light of market and business conditions. Brady continues to believe that the discounted cash flow model provides a reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units.
     In performing the Company’s annual impairment assessment the Company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its reporting units. Based on the Company’s fiscal 2009 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its reporting units, the hypothetical fair value of each of the Company’s reporting units would have been greater than the carrying value. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data for further information about goodwill and intangible assets.

     Reserves and Allowances
     The Company has recorded reserves or allowances for inventory obsolescence, uncollectible accounts receivable, credit memos, and income tax contingencies. These reserves require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.
New Accounting Standards
     The information required by this Item is provided in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
Forward-Looking Statements
     Brady believes that certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form10-K, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to retain significant contracts and customers; future competition; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; interruptions to sources of supply; environmental, health and safety compliance costs and liabilities; Brady’s ability to realize cost savings from operating initiatives; Brady’s ability to attract and retain key talent; difficulties associated with exports; risks associated with international operations; fluctuations in currency rates versus the US dollar; technology changes; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to maintain its debt covenants; unforeseen tax consequences; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; business interruptions due to implementing business systems; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of this Form 10-K. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.
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
     The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The primary objective of the Company’s foreign-currency exchange risk management is to minimize the impact of currency movements of foreign product imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Swedish Krona and Chinese Yuan currency. As of July 31, 2009, the amount of outstanding foreign exchange contracts was $30.9 million.
     The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. Such activities require Board approval. As of July 31, 2009, the Company had no interest rate derivatives.
     The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the euro, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Canadian dollar, changes between the U.S dollar and the Singapore dollar, and changes between the U.S. dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s unfavorable currency translation adjustment recorded in fiscal 2009 was $(75.5) million. The Company’s favorable currency translation adjustment recorded in fiscal 2008 was $46.8 million. As of July 31, 2009 and 2008, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $242.9 million and $294.5 million, respectively. The potential decrease in the net current assets as of July 31, 2009 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $24.3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
     We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 28, 2009

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2009 and 2008

	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$188,156	$258,355
Accounts receivable, less allowance for losses ($7,931 and $10,059, respectively)	191,189	262,461
Inventories:
Finished products	53,244	75,665
Work-in-process	13,159	21,187
Raw materials and supplies	27,405	37,767

Total inventories	93,808	134,619
Prepaid expenses and other current assets	36,274	43,650

Total current assets	509,427	699,085

Other assets:
Goodwill	751,173	789,107
Other intangibles assets	115,754	144,791
Deferred income taxes	36,374	25,943
Other non-current assets	18,551	21,381
Property, plant and equipment:
Cost:
Land	6,335	6,490
Buildings and improvements	96,968	98,646
Machinery and equipment	283,301	282,232
Construction in progress	7,869	6,040

	394,473	393,408
Less accumulated depreciation	242,485	223,202

Property, plant and equipment — net	151,988	170,206

Total	$1,583,267	$1,850,513

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$83,793	$118,209
Wages and amounts withheld from employees	36,313	82,354
Taxes, other than income taxes	6,262	10,234
Accrued income taxes	5,964	21,523
Other current liabilities	45,247	54,810
Current maturities on long-term obligations	44,893	21,431

Total current liabilities	222,472	308,561
Long-term obligations, less current maturities	346,457	457,143
Other liabilities	63,246	63,001

Total liabilities	632,175	828,705

Commitments and contingencies (See Note 9)
Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 51,261,487and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,628 at July 31, 2009 and 2008, respectively)	513	513
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	298,466	292,769
Earnings retained in the business	673,342	639,059
Treasury stock — 2,270,927 and 1,046,191 shares, respectively of Class A nonvoting common stock, at cost	(69,823)	(33,234)
Accumulated other comprehensive income	53,051	128,161
Other	(4,492)	(5,495)

Total stockholders’ investment	951,092	1,021,808

Total	$1,583,267	$1,850,513

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)
Net sales	$1,208,702	$1,523,016	$1,362,631
Cost of products sold	631,119	778,821	705,587

Gross margin	577,583	744,195	657,044
Operating expenses:
Research and development	34,181	40,607	35,954
Selling, general and administrative	397,180	495,904	449,103
Restructuring charges	25,849	—	—

Total operating expenses	457,210	536,511	485,057

Operating income	120,373	207,684	171,987
Other income (expense):
Investment and other income — net	1,800	4,888	2,875
Interest expense	(24,901)	(26,385)	(22,934)

Net other expense	(23,101)	(21,497)	(20,059)

Income before income taxes	97,272	186,187	151,928
Income taxes	27,150	53,999	42,540

Net income	$70,122	$132,188	$109,388

Net income per common share:
Class A Nonvoting:
Basic	$1.33	$2.45	$2.03

Diluted	$1.33	$2.41	$2.00

Dividends	$0.68	$0.60	$0.56

Class B Voting:
Basic	$1.32	$2.43	$2.01

Diluted	$1.31	$2.39	$1.98

Dividends	$0.66	$0.58	$0.54

Weighted average Class A and Class B common shares outstanding
Basic	52,559	54,168	53,907

Diluted	52,866	54,873	54,741

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2009, 2008 and 2007

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)
Balances at July 31, 2006	$540	$258,922	$460,991	$(10,865)	$35,696	$762

Net income	—	—	109,388	—	—	—	$109,388
Net currency translation adjustment and other	—	—	—	—	44,256	—	44,256

Total comprehensive income							$153,644

Issuance of 104,781 shares of Class A Common Stock under stock option plan	1	(4,037)	—	10,865	—	—
Other (Note 6)	—	108	—	—	—	(108)
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,303	—	—	—	—
Stock-based compensation expense	—	6,907	—	—	—	—
Adjustment to adopt SFAS No. 158, net of tax of $1,551	—	—	—	—	3,424	—
Cash dividends on Common Stock:
Class A — $.56 per share	—	—	(28,218)	—	—	—
Class B — $.54 per share	—	—	(1,923)	—	—	—

Balances at July 31, 2007	$541	$266,203	$540,238	$—	$83,376	$654

Net income	—	—	132,188	—	—	—	$132,188
Net currency translation adjustment and other	—	—	—	—	44,785	—	44,785

Total comprehensive income							$176,973

Issuance of 464,963 shares of Class A Common Stock under stock option plan	5	5,553	—	8,941	—	—
Other (Note 6)	2	6,147	—	—	—	(6,149)
Cumulative impact of adoption of FIN 48	—	—	(903)	—	—	—
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,638	—	—	—	—
Stock-based compensation expense	—	10,228	—	—	—	—
Purchase of 1,349,136 shares of Class A Common Stock	—	—	—	(42,175)	—	—
Cash dividends on Common Stock
Class A — $.60 per share	—	—	(30,400)	—	—	—
Class B — $.58 per share	—	—	(2,064)	—	—	—
Balances at July 31, 2008	$548	$292,769	$639,059	$(33,234)	$128,161	$(5,495)

Net income	—	—	70,122	—	—	—	$70,122
Net currency translation adjustment and other	—	—	—	—	(75,110)	—	(75,110)

Total comprehensive income							$(4,988)

Issuance of 138,934 shares of Class A Common Stock under stock option plan	—	(1,995)	—	3,678	—	—
Other (Note 6)	—	(1,744)	—	—	—	1,003
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,336	—	—	—	—
Stock-based compensation expense (Note 1)	—	8,099	—	—	—	—
Purchase of 1,344,664 shares of Class A Common Stock	—	—	—	(40,267)	—	—
Cash dividends on Common Stock
Class A — $.68 per share	—	—	(33,492)	—	—	—
Class B — $.66 per share	—	—	(2,347)	—	—	—
Balances at July 31, 2009	$548	$298,466	$673,342	$(69,823)	$53,051	$(4,492)

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$70,122	$132,188	$109,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,851	60,587	53,856
Deferred income taxes	(8,640)	(2,759)	70
Loss on sale of property, plant and equipment	383	1,672	13
Non-cash portion of stock-based compensation expense	7,731	10,228	6,907
Non-cash portion of restructuring	2,469	—	—
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	53,389	(3,704)	(17,021)
Inventories	34,749	16,224	(12,323)
Prepaid expenses and other assets	(2,423)	(629)	(13,307)
Accounts payable and accrued liabilities	(78,684)	18,641	8,058
Income taxes	(9,673)	(7,234)	(6,821)
Other liabilities	2,371	340	7,198

Net cash provided by operating activities	126,645	225,554	136,018

Investing activities:
Acquisitions of businesses, net of cash acquired	—	(29,346)	(159,475)
Purchase price adjustment	3,514	—	—
Payments of contingent consideration	(1,405)	(5,798)	(10,906)
Purchases of short-term investments	—	(10,350)	(68,100)
Sales of short-term investments	—	29,550	60,400
Purchases of property, plant and equipment	(24,027)	(26,407)	(51,940)
Proceeds from sale of property, plant and equipment	796	880	2,166
Purchase price adjustment	3,514	—	—
Other	2,078	2,263	(9,184)

Net cash used in investing activities	(19,044)	(39,208)	(237,039)

Financing activities:
Payment of dividends	(35,839)	(32,464)	(30,141)
Proceeds from issuance of common stock	1,683	14,500	6,829
Principal payments on debt	(87,224)	(39,443)	(110,870)
Proceeds from issuance of debt	—	18,000	259,300
Purchase of treasury stock	(40,267)	(42,175)	—
Excess income tax benefit from the exercise of stock options and deferred compensation distributions	1,336	4,638	4,303

Net cash (used in) provided by financing activities	(160,311)	(76,944)	129,421

Effect of exchange rate changes on cash	(17,489)	6,107	1,438

Net (decrease) increase in cash and cash equivalents	(70,199)	115,509	29,838
Cash and cash equivalents, beginning of year	258,355	142,846	113,008

Cash and cash equivalents, end of year	$188,156	$258,355	$142,846

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$26,047	$26,308	$19,842
Income taxes, net of refunds	48,766	51,834	49,233

Acquisitions:
Fair value of assets acquired, net of cash	$—	21,508	$87,398
Liabilities assumed	—	(9,038)	(33,248)
Goodwill	—	16,876	105,325

Net cash paid for acquisitions	$—	$29,346	$159,475

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
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
     Subsequent Events — The Company has evaluated subsequent events through the date these financial statements were issued, September 28, 2009.
     On September 10, 2009, the Board of Directors announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.68 to $0.70 per share. A quarterly dividend will be paid on October 30, 2009, to shareholders of record at the close of business on October 9, 2009. This dividend represents an increase of 3% and is the 24th consecutive annual increase in dividends since the Company went public in 1984.
     By unanimous written consent effective September 24, 2009, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2010 Omnibus Incentive Stock Plan (the “2010 Omnibus Plan”) and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (the “2010 Directors Plan”). Under the terms of the 2010 Omnibus Plan, pursuant to which 3,000,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees of the Company and its affiliates. The 2010 Omnibus Plan, which became effective upon shareholder approval, provides that after December 31, 2009, no further awards or grants shall be made under the Company’s 2006 Omnibus Incentive Stock Plan. Under the terms of the 2010 Directors Plan, pursuant to which 200,000 shares of the Company’s Class A Common Stock have been authorized for issuance, each non-employee Director is granted an option to purchase 10,000 shares of the Company’s common stock two weeks after first becoming a director and 8,400 shares of the Company’s common stock on an annual basis thereafter. The 2010 Directors Plan became effective upon shareholder approval.
     Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, on August 1, 2008 as it relates to financial assets and liabilities. The impact of this adoption has not been material to the Company’s consolidated financial statements. SFAS No. 157 (“SFAS 157”) will be effective for the Company’s nonfinancial assets and liabilities on August 1, 2009, the first day of the Company’s next fiscal year. See Note 5 for more information regarding the fair value of long-term debt and Note 10 for fair value measurements.
     Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.

     Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 19% of total inventories at July 31, 2009 and approximately 22% of total inventories at July 31, 2008) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $9,348 and $9,530 at July 31, 2009 and 2008, respectively.
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
     Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.
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
     Changes in the carrying amount of goodwill for the years ended July 31, 2009 and 2008, are as follows:

			Asia-
	Americas	Europe	Pacific	Total
Balance as of July 31, 2007	$404,074	$163,699	$169,677	$737,450
Goodwill acquired during the period	3,615	13,261	—	16,876
Adjustments for prior year acquisitions	2,564	(2,928)	3,902	3,538
Translation adjustments	2,724	15,618	12,901	31,243

Balance as of July 31, 2008	$412,977	$189,650	$186,480	$789,107

Adjustments for prior year acquisitions	275	(52)	(2,713)	(2,490)
Translation adjustments and other	(3,117)	(23,347)	(8,980)	(35,444)

Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173

     In November 2008, the Company reached a settlement of the original purchase price with the former owners of Tradex Converting AB (“Tradex”), which the Company acquired in May 2006, resulting in a purchase price decrease of $3,514, which decreased goodwill in Europe and Asia Pacific, accordingly. Goodwill increased $1,024 during fiscal 2009 as a result of the $749 payment of an earnout to the former owners of Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively, “Transposafe”), and the $275 final tax adjustments for Sorbent Products Company (“SPC”). Goodwill decreased $35,444 during fiscal 2009 due to the effects of foreign currency translation.
     The following acquisitions completed in fiscal 2008 increased goodwill during the year ended July 31, 2008 by the following amounts:

	Segment	Goodwill
Transposafe Systems B.V. and Holland Mounting Systems B.V. (collectively “Transposafe”)	Europe	$13,261
DAWG, Inc. (“DAWG”)	Americas	3,615

Total		$16,876

     Goodwill also increased in fiscal 2008 as a result of adjustments to the preliminary allocation of purchase price for the acquisitions completed in fiscal 2007, of which the largest adjustment related to the final purchase price adjustments for Comprehensive Identification

Products, Inc (“CIPI”), which added $3,948. Of the $3,948 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,246 related to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, (“FIN 48”), $1,250 related to an accrual for employee termination costs, $809 related to various exit costs associated with the closure of a facility, and the remaining $643 related to tax and other liabilities existing at the time of acquisition. As of July 31, 2009 and 2008, the remaining liability from these charges was approximately $612 and $769, respectively. Goodwill increased $1,467 related to the fiscal 2007 acquisition of Sorbent Products Co., Inc. (“SPC”), primarily due to an adjustment in income taxes. The increase in goodwill related to the acquisitions of CIPI and SPC was partially offset by a tax adjustment of $1,893 associated with the fiscal 2006 acquisition of Identicam Systems relating to a deferred tax asset existing at the time of acquisition. During fiscal year 2008, the Company finalized the purchase price allocation of the SPC acquisition between the segments, resulting in a transfer of goodwill from Europe to the Americas.
     The remaining $31,243 increase to goodwill during fiscal 2008 was attributable to the effects of foreign currency translation.
     Other intangible assets include patents, trademarks, customer relationships, purchased software, non-compete agreements and other intangible assets with finite lives being amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The net book value of these assets was as follows:

	July 31, 2009				July 31, 2008
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$8,976	$(7,165)	$1,811	5	$8,603	$(6,592)	$2,011
Trademarks and other	7	7,703	(5,121)	2,582	7	8,079	(4,688)	3,391
Customer relationships	7	144,625	(76,912)	67,713	7	151,704	(59,101)	92,603
Non-compete agreements	4	11,502	(9,656)	1,846	4	12,222	(8,446)	3,776
Other	4	3,311	(3,296)	15	4	3,299	(3,294)	5
Unamortized other intangible assets:
Trademarks	N/A	41,787	—	41,787	N/A	43,005	—	43,005

Total		$217,904	$(102,150)	$115,754		$226,912	$(82,121)	$144,791

     The value of other intangible assets in the Consolidated Balance Sheet at July 31, 2009, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States dollar between the date of acquisition and July 31, 2009.
     Amortization expense of intangible assets during fiscal 2009, 2008, and 2007 was $22,828, $25,422, and $21,882, respectively. The amortization over each of the next five fiscal years is projected to be $22,652, $19,087, $11,914, $8,616, and $4,038 for the years ending July 31, 2010, 2011, 2012, 2013 and 2014, respectively.
     Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. Based on the assessments completed in fiscal 2009, there have been no indications of impairment in the Company’s long-lived and other intangible assets.
     Impairment of Goodwill and Indefinite-lived Intangible Assets— The Company evaluates goodwill and indefinite-lived intangible assets under

SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and indefinite-lived intangible assets not be amortized, but instead be tested for impairment on at least an annual basis.
     During the third quarter of fiscal 2009, the Company conducted a goodwill impairment assessment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of February 28, 2009, the date of the assessment. Fair value was determined using the weighted average of a discounted cash flow and market participant analysis for each reporting unit. Because the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management concluded that no impairment existed as of February 28, 2009. Due to the economic conditions during the second quarter of fiscal 2009, the Company completed its assessment prior to the Company’s annual assessment date of May 1, 2009. The Company further conducted an assessment as of the annual assessment date and concluded that no impairment existed as of May 1, 2009. No indications of impairment have been identified between the date of the interim assessments and July 31, 2009.
     During the fourth quarter of fiscal 2009, the Company conducted an indefinite-lived intangible asset impairment analysis in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The assessment included comparing the carry amount of the indefinite-lived intangible asset to the fair value of those assets as of May 1, 2009, the Company’s assessment date. Fair value was determined using the weighted average of a discounted revenue stream and market participant analysis for each indefinite-lived intangible. Because the estimated fair value of each of the Company’s indefinite-lived intangibles exceeded its carrying amount, management concluded that no impairment existed as of May 1, 2009. No indications of impairment have been identified between the date of the interim assessments and July 31, 2009.
     Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalogs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2009 and 2008, $13,511 and $13,214, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
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
     Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailer costs as outlined above. Advertising expense for the years ended July 31, 2009, 2008 and 2007 were $77,395, $85,908 and $75,452, respectively.
     Stock-Based Compensation — The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. Performance-based options granted in fiscal 2006 expire five years from the grant date. All other performance-based options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. They vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares.”
     As of July 31, 2009, the Company has reserved 4,296,875 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 660,330 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     Effective August 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.” In accordance with this standard, the Company recognizes the compensation cost of all share-based awards using the grant-date fair value of those awards (the “fair-value-based” method). The expense is recognized on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2009, 2008, and 2007 was $7,731 ($4,716 net of taxes), $10,228 ($6,239 net of taxes), and $6,907 ($4,213 net of taxes), respectively. As discussed in Note 11, an additional $368 ($224 net of taxes) of non-cash stock option expense was taken related to the restructuring in fiscal 2009. As of July 31, 2009, total unrecognized compensation cost related to share-based compensation awards was $11,757, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.5 years.
     The Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized during fiscal 2009, 2008, and 2007 included: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior periods are not restated under this method of adoption.

     The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2009		2008		2007
	Performance-		Performance-		Performance-
	Based	Service-Based	Based	Service-Based	Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options	Options	Options	Options	Options
Expected term (in years)	N/A	5.96	6.57	6.04	6.57	6.07
Expected volatility	N/A	36.07%	33.68%	32.05%	34.66%	33.99%
Expected dividend yield	N/A	2.03%	1.58%	1.62%	1.51%	1.46%
Risk-free interest rate	N/A	1.75%	4.66%	3.44%	4.90%	4.52%
Weighted-average market value of underlying stock at grant date	N/A	$21.26	$35.35	$38.22	$33.32	$38.17
Weighted-average exercise price	N/A	$21.26	$35.35	$38.22	$33.32	$38.17
Weighted-average fair value of options granted	N/A	$6.30	$12.83	$11.94	$12.57	$13.56
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
     Effective March 4, 2009, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based stock options on August 2, 2004. Pursuant to the amendment, the exercise period for the performance-based stock options was extended to ten years from five years resulting in an incremental expense of $191 ($116 net of taxes) in fiscal 2009. Also, the amendment provided that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement. The Company’s Chief Executive Officer, Chief Financial Officer, and two of its named executive officers currently have the following exercisable performance-based stock options affected by this amendment: Frank M. Jaehnert, 60,000 options; Thomas J. Felmer, 20,000 options; Peter C. Sephton, 30,000 options; and Matthew O. Williamson, 30,000 options.
     The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2009, 210,000 performance-based shares were outstanding.
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
     Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and other investments, the unamortized gain on the post-retirement medical, dental and vision plan and their related tax effects. The components of accumulated other comprehensive income were as follows:

	July 31, 2009	July 31, 2008
Unrealized (loss) gain on cash flow hedges and securities in deferred compensation plans, net of tax of $17 and $263, respectively	$(53)	$(971)
Unamortized gain on post-retirement medical, dental and vision plan, net of tax of $1,964 and $2,663, respectively	1,942	2,493
Cumulative translation adjustments	51,162	126,639

Accumulated other comprehensive income	$53,051	$128,161

     Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
     Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Beginning August 1, 2007, the Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. Prior to August 1, 2007, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.
     Risk Management Activities — The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
     Currency Rate Hedging — The primary objectives of the foreign exchange risk management activities are to mitigate the impact of potential foreign exchange fluctuations on the Company’s financial results and its economic well-being. While the Company’s risk management objectives and strategies are driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from products purchased in a currency differing from the selling unit’s currency.
     The Company primarily utilizes forward exchange contracts with maturities of less than 12 months, which are designated as cash flow hedges. These are intended to offset the effect of exchange rate fluctuations on products purchased in a currency differing from the selling unit’s currency. The fair value of these instruments at July 31, 2009 and 2008 was $(248) and $(96), respectively. As of July 31, 2009, the notional amount of outstanding forward exchange contracts was $30.9 million. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.
     The Company accounts for its hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments designated as cash flow hedges under SFAS No. 133, the Company records these contracts at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on these derivatives is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
     The Company also enters into cash flow hedge contracts to create economic hedges to manage foreign exchange risk exposure. The fair value of these instruments at July 31, 2009 was $130. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.
     Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the years ended July 31, 2009, 2008 and 2007.
     New Accounting Standards — The Company adopted SFAS No. 157, “Fair Value Measurements,” on August 1, 2008 as it relates to financial assets and liabilities. The impact of this adoption was not material to the Company’s financial statements. SFAS No. 157 will be effective for the Company’s nonfinancial assets and liabilities on August 1, 2009, the first day of the Company’s next fiscal year. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. See Note 10 for more information regarding the Company’s fair value measurements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities.” SFAS No. 161 requires expanded quantitative, qualitative, and credit-risk disclosures about an entity’s derivative instruments and hedging activities. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 during fiscal 2009. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.
     In June 2008, the FASB issued Staff Position on EITF Issue 03-6 (“FSP 03-6”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP 03-6 requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. This staff position will be effective for fiscal years and interim periods beginning after December 15, 2008. The Company is in the process of evaluating the impact that will result from adopting FSP 03-6 on the Company’s results of operations and financial disclosures when the standard is adopted during the first quarter of fiscal 2010.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
a)	Acquisition costs will generally be expensed as incurred;

b)	Non-controlling interests in subsidiaries will be valued at fair value at the acquisition date and classified as a separate component of equity;

c)	Liabilities related to contingent consideration will be re-measured at fair value in each subsequent reporting period;

d)	Restructuring costs associated with a business combination will generally be expensed after the acquisition date; and

e)	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.
     SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after August 1, 2009. The impact of SFAS No. 141(R) on the Company’s future consolidated financial statements will depend on the size and nature of future acquisitions.
     In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company expects to adopt this FSP for the interim period ending October 31, 2009. The Company is in the process of evaluating the impact that will result from adopting FSP No. 107-1 and APB 28-1 on the Company’s financial disclosures when such guidance is adopted.
     In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise From Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard will be applied on a prospective basis for business combinations after July 31, 2009. The impact of SFAS No. 141(R)-1 on our future consolidated financial statements will depend on the size and nature of future acquisitions.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. SFAS No. 165 is consistent with current practice and did not have any impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS 167 makes changes to the overall consolidation analysis. SFAS No. 167 is effective as of the beginning of fiscal years that begin after November 15, 2009. The Company expects to adopt this standard on August 1, 2010. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 167 on the Company’s results of operations and financial disclosures when such statement is adopted.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Policies.” SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Policies.” SFAS No. 168 outlines the reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company expects to adopt this standard during the first quarter of fiscal 2010. The Company is in the process of evaluating the impact that will result from adopting SFAS No. 168 on the Company’s financial disclosures when such statement is adopted.
2. Acquisitions of Businesses
     The Company did not complete any acquisitions during the fiscal year ended July 31, 2009; however, it completed two business acquisitions during the fiscal year ended July 31, 2008, and seven business acquisitions during the fiscal year ended July 31, 2007. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying consolidated financial statements only since their acquisition dates.
     Fiscal 2008
     The Company acquired the following companies in fiscal 2008 for a total combined purchase price, net of cash acquired, of $29,346. A brief description of each company acquired during the year is included below:
•	Tranposafe is headquartered near Amsterdam, the Netherlands with operations in Belgium, Germany, and Poland. Transposafe specializes in security sealing and identification solutions for protecting assets during transport. Transposafe was acquired in November 2007.

•	DAWG is headquartered in Terryville, Connecticut. DAWG is an Internet marketer of sorbents, spill-containment products, safety-storage cabinets, first aid kits, and other products that help keep facilities safe and clean. DAWG was acquired in March 2008.

     The purchase agreement for Transposafe included a provision for contingent payments based upon meeting certain performance conditions over a two-year period of time subsequent to the acquisition. The total maximum contingent payment of approximately $3,000 was placed in an escrow account for the acquisition of Transposafe. During fiscal 2009, $700 was paid out of the escrow account to satisfy the earnout and holdback liabilities of the Transposafe acquisition.
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

     Of the $16,876 allocated to goodwill, approximately $3,600 is expected to be deductible for tax purposes.
     The fiscal 2008 acquisitions were determined to be immaterial individually and in the aggregate, so no pro-forma disclosures were required.
     Fiscal 2007
     The Company acquired the following companies in fiscal 2007 for a total combined purchase price, net of cash acquired, of $159,475. A brief description of each company acquired during the year is included below:
•	CIPI, was formerly headquartered in Burlington, Massachusetts, with operations in Hong Kong, China and the Netherlands. CIPI is a market leader in badging accessories used to identify and track employees and visitors in a variety of settings including businesses, healthcare facilities, special events and government buildings. CIPI was acquired in August 2006.

•	Precision Converters L.P (“Precision Converters”) is located in Dallas, Texas and is a supplier of die-cut products to the medical market with a specific focus on disposable, advanced wound-care products. Precision Converters was acquired in October 2006.

•	Scafftag Ltd., Safetrak, Ltd. and Scafftag Pty., Ltd (collectively “Scafftag”) is located in Barry, Wales, U.K., with operations in Australia and in the United States and a sales office in the United Arab Emirates. Scafftag is an industry leader in safety identification and facility management products in the U.K., specializing in products that help companies meet legislative requirements for safety standards in the oil and gas, construction and scaffolding industries. Scafftag was acquired in December 2006.

•	Asterisco Artes Graficas Ltda. (“Asterisco”) is located in Sao Paulo, Brazil and is a leading manufacturer of industrial high-performance labels in Brazil, specializing in custom labels printed on film materials for the electronics, automotive, pharmaceutical and other industries. Asterisco was acquired in December 2006.

•	Modernotecnica SpA (“Moderno”) is located in Milan, Italy and is a wire-identification manufacturer serving the Maintenance, Repair and Operations market with products used primarily in the electrical industry. Moderno was acquired in December 2006.

•	Clement Communications, Inc. (“Clement”) is located in Concordville, Pennsylvania and is a direct marketer of posters, newsletters, guides and handbooks that address safety, quality, teamwork, sales employment practices, customer service and OSHA regulations. Clement was acquired in February 2007.

•	SPC is headquartered in Somerset, New Jersey, with operations in Belgium and Hong Kong. SPC is a leading manufacturer and marketer of synthetic sorbent materials used in a variety of industrial maintenance and environmental applications for spill clean-up, containment and control. SPC was acquired in April 2007.

     The purchase agreements for Scafftag and Asterisco each included provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5,200 have not been accrued as liabilities on the accompanying consolidated financial statements as the payments are based on attaining certain financial results. Approximately $4,900 of the contingency related to the Asterisco acquisition had been placed in an escrow account in compliance with the terms of the purchase agreement. During fiscal 2008, the Company paid the former owners of Astersico $200 to satisfy the terms of the earnout agreement, while the remaining $4,700 was returned to Brady due to the acquired business not meeting certain performance criteria. The purchase agreement of Asterisco also included a holdback provision of approximately $2,300 that was recorded as a liability in the accompanying consolidated financial statements at July 31, 2008. A payment of $700 was paid during fiscal 2009 to satisfy the earnout and holdback liabilities of the Asterisco acquisition and the remaining liability was eliminated.
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

     Of the $105,325 allocated to goodwill, approximately $72,134 was deductible for tax purposes.
     The fiscal 2007 acquisitions were determined to be immaterial individually and in the aggregate, so no pro-forma disclosures were required.
     The purchase agreements for Texit, a manufacturer and distributor of wire markers and cable-management products; QDP Thailand Co., Ltd. (“QDPT”), a designer and manufacturer of high-precision components for the electronic, medical and automotive industries, specializing in precision laminating, stamping and contract assembly; and STOPware, Inc. (“Stopware”), a manufacturer of visitor-badging and lobby-security software used to identify and track visitors each included provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. In fiscal 2007, QDPT combined its operations with TPS in a facility in Klongluang, Pathumthani, Thailand In fiscal 2006 and 2007, $1,800 and $2,577, respectively, of the conditions were met and recorded in goodwill; payments of $3,377 were made during fiscal 2007 to satisfy the contingent payment requirements. The remaining $1,000 liability was paid in fiscal 2008 for the acquisition of Stopware. The holdback provision included in the purchase agreements of QDPT of $310 was paid in fiscal 2007. The holdback provisions included in the purchase agreements of Daewon Industry Corporation (“Daewon”) and Stopware of $200 and $4,350, respectively, were paid in fiscal 2008. Daewon is,a manufacturer and supplier of pressure sensitive, die-cut adhesive components for the mobile handset and electronics industry. As of July 31, 2009 all required payments have been made.
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
     The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2009 and 2008. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2009	2008
Obligation at beginning of year	$12,199	$11,705
Service cost	672	919
Interest cost	842	771
Actuarial loss (gain)	766	(96)
Benefit payments	(667)	(687)
Plan amendments	—	(413)
Separation benefits	1,178	—
Curtailments	(679)	—

Obligation at end of fiscal year	$14,311	$12,199

     As discussed in Note 11, the fiscal 2009 restructuring charges included employee separation costs. Approximately, $1,178 of employee separation costs have been included in the separation benefits above as the costs directly relate to the postretirement medical, dental and vision benefits.
     In November 2008, the Company announced it would take several measures to address its cost structure. In addition to a reduction in its contract labor and decreased discretionary spending, the Company announced it would reduce its workforce. The reduction in workforce was accounted for as a partial plan curtailment and reduced the accumulated benefit obligation by $679 as of July 31, 2009.
     As of July 31, 2009 and 2008, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2009	2008
Current liability	$825	$511
Noncurrent liability	13,486	11,688

	$14,311	$12,199

     As of July 31, 2009 and 2008, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2009	2008
Net actuarial gain	$3,425	$4,499
Prior service credit	481	657

	$3,906	$5,156

     Net periodic benefit cost for the Plan for fiscal years 2009, 2008 and 2007 includes the following components:

	Years Ended July 31,
	2009	2008	2007
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$672	$919	$967
Prior service cost	(70)	(33)	(33)

	Years Ended July 31,
	2009	2008	2007
Interest cost on accumulated postretirement benefit obligation	842	771	797
Amortization of unrecognized gain	(308)	(295)	(119)
Curtailment loss	393	—	—

Periodic postretirement benefit cost	$1,529	$1,362	$1,612

     The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $202 and $64, respectively. The reduction in workforce resulted in a one-time curtailment gain of $679 and the accelerated recognition of the previously unrecognized prior service cost of $106,offset by a one-time separation benefit charge of $1,178, resulting in a net curtailment loss of $393 as of July 31, 2009.
     The following assumptions were used in accounting for the Plan:

	2009	2008	2007
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	5.5%	6.8%	6.3%
Weighted average discount rate used in determining net periodic benefit cost	6.8%	6.3%	6.0%
Assumed health care trend rate used to measure APBO at July 31	8.0%	8.0%	9.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2015	2013	2011
     The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on future service and interest cost	$73	$(83)
Effect on accumulated postretirement benefit obligation at July 31, 2009	110	(119)
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2010	$825
2011	840
2012	915
2013	978
2014	1,031
2015 through 2019	5,823
     The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2009 and 2008, $5,512 and $6,633, respectively, of accrued profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
     The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2009 and 2008, $10,175 and $11,095, respectively, of deferred compensation was included in current and other long-term liabilities in the accompanying consolidated balance sheets.
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
     The amounts charged to expense for the retirement, profit sharing and deferred compensation plans described above were $11,765, $17,275, and $14,990 during the years ended July 31, 2009, 2008 and 2007, respectively.
4. Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended July 31,
	2009	2008	2007
United States	$(383)	$46,388	$58,538
Other Nations	97,655	139,799	93,390

Total	$97,272	$186,187	$151,928

Income taxes consist of the following:

	Years Ended July 31,
	2009	2008	2007
Current income tax expense:
United States	$3,486	$13,943	$5,439
Other Nations	31,223	41,794	34,835
States (U.S.)	1,081	1,021	2,336

	35,790	56,758	42,610

Deferred income tax (benefit) expense:
United States	(7,633)	29	2,728
Other Nations	(1,693)	(2,793)	(4,151)
States (U.S.)	686	5	1,353

	(8,640)	(2,759)	(70)

Total	$27,150	$53,999	$42,540

     Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
     The approximate tax effects of temporary differences are as follows:

	July 31, 2009
	Assets	Liabilities	Total
Inventories	$7,229	—	$7,229
Prepaid catalog costs	—	$(3,363)	(3,363)
Employee benefits	1,682	—	1,682
Accounts receivable	1,924	—	1,924
Other, net	6,903	(1,821)	5,082

Current	17,738	(5,184)	12,554

Fixed Assets	1,901	(9,498)	(7,597)
Intangible Assets	2,134	(21,026)	(18,892)
Capitalized R&D expenditures	1,400	—	1,400
Deferred compensation	18,934	—	18,934
Postretirement benefits	7,202	—	7,202
Tax credit carry-forwards and net operating losses	45,057	—	45,057
Less valuation allowance	(25,670)	—	(25,670)
Other, net	250	(3,676)	(3,426)

Noncurrent	51,208	(34,200)	17,008

Total	$68,946	$(39,384)	$29,562

	July 31, 2008
	Assets	Liabilities	Total
Inventories	$7,594	—	$7,594
Prepaid catalog costs	—	$(3,076)	(3,076)
Employee benefits	3,546	—	3,546
Accounts receivable	2,197	—	2,197
Other, net	5,467	(45)	5,422

Current	18,804	(3,121)	15,683

Fixed Assets	434	(6,857)	(6,423)
Intangible Assets	2,656	(18,292)	(15,636)
Capitalized R&D expenditures	1,866	—	1,866
Deferred compensation	17,033	—	17,033
Postretirement benefits	7,017	—	7,017
Tax credit carry-forwards and net operating losses	26,630	—	26,630
Less valuation allowance	(25,494)	—	(25,494)
Other, net	573	(2,308)	(1,735)

Noncurrent	30,715	(27,457)	3,258

Total	$49,519	$(30,578)	$18,941

Tax loss carry forwards at July 31, 2009 are comprised of:
•	Foreign net operating loss carry-forwards of $73,450, of which $48,402 have no expiration date and the remainder of which expire within the next 5 years.

•	State net operating loss carry-forwards of $60,717, which expire from 2014 to 2029.

•	Foreign tax credit carry-forwards of $16,028, which expire from 2018 to 2019.

•	R&D credit carry-forwards of $800, which expire in 2029.

•	State credit carry-forwards of $1,670, which expire from 2017 to 2024.
Rate Reconciliation
     A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2009	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.6%	0.2%	1.6%
International rate differential	(8.6)%	(5.9)%	(3.3)%
Rate variances arising from foreign subsidiary distributions	(3.4)%	(1.3)%	(2.7)%
Adjustments to tax accruals and reserves	5.8%	1.2%	(2.0)%
Research and development tax credits	(1.5)%	(0.2)%	(0.5)%
Other, net	(1.0)%	—	(0.1)%

Effective tax rate	27.9%	29.0%	28.0%

     The valuation allowance increased by $176 and $5,807 during the fiscal years ended July 31, 2009 and 2008, respectively. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.
     The international rate differential for the year ended July 31, 2009 includes the recognition of $1,611 of tax expense related to the repayment of tax holidays due to the restructuring and consolidation of certain Asian operations. Favorable geographic mix of pre-tax earnings more than offset the increase in income tax accruals and the tax holiday repayment, resulting in a decrease in the effective tax rate from 29.0% for the year ended July 31, 2008 to 27.9% for the year ended July 31, 2009.
     The Company is eligible for tax holidays on the earnings of certain subsidiaries in Asia, including China, India, Thailand, and the Philippines. The benefits realized as a result of these tax holidays reduced the consolidated effective tax rate by approximately 3.3%, 1.9%, and 1.5% during the years ended July 31, 2009, 2008, and 2007, respectively. These tax holidays are in the process of expiring and are anticipated to be fully exhausted by December 31, 2012.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”)
     The Company adopted FIN 48 on August 1, 2007. The adoption resulted in a $903 reduction to earnings retained in the business as of August 1, 2007. Upon adoption of FIN 48, the Company also reclassified $15,907 from accrued income taxes to other liabilities in the Company’s consolidated balance sheets.
     A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at August 1, 2007 (date of adoption)	$13,731
Additions based on tax positions related to the current year (1)	3,003
Additions for tax positions of prior years (1)	580
Reductions for tax positions of prior years	(579)
Lapse of statute of limitations	(1,435)
Settlements and effective settlements with tax authorities	—
Cumulative Translation Adjustments and other	717
Balance at July 31, 2008	$16,017
Additions based on tax positions related to the current year	2,526
Additions for tax positions of prior years (1)	4,056
Reductions for tax positions of prior years	(934)
Lapse of statute of limitations	(944)
Settlements and effective settlements with tax authorities	60
Cumulative Translation Adjustments and other	(1,319)
Balance at July 31, 2009	$19,462

(1)	Includes acquisitions.
     Included in the balance of total unrecognized tax benefits (excluding interest and penalties) at July 31, 2009 and 2008 are potential benefits of approximately $19,117 and $10,952, respectively, that if recognized, would affect the Company’s effective income tax rate. The increase in the unrecognized tax benefits that would reverse through the Company’s effective tax rate is due to the pending adoption of SFAS No. 141(R), “Business Combinations.”
     The Company is currently in the early stages of being audited by several taxing authorities including the U.S. Internal Revenue Service for the fiscal years ended July 31, 2006 and 2007. Although the timing of resolution or closure of audits are uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could change in the next 12 months. Given the number of years remaining subject to examination throughout the globe, the Company is unable to reasonably estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.
     During all years presented, the Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income. Therefore, no change was necessary upon adoption of FIN 48.
     Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company’s tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During the years ended July 31, 2009 and 2008, the Company recognized $427 and $96 of interest expense, respectively, and $414 and $208 of penalties, respectively, related to the reserve for uncertain tax positions, net of amounts reversing due to statute of limitations and settlements. At July 31, 2009 and 2008, the Company had $2,551 and $2,146, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2009 and 2008, the Company had $776 and $384, respectively, accrued for penalties on unrecognized tax benefits.

     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’06 — F’09
France	F’06 — F’09
Germany	F’06 — F’09
United Kingdom	F’08 — F’09
Unremitted Earnings
     The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign income taxes are creditable in the United States. Accordingly, the Company does not currently provide for the additional United States and foreign income taxes which would become payable upon remission of undistributed earnings of foreign subsidiaries. The cumulative undistributed earnings of such subsidiaries at July 31, 2009 amounted to approximately $449,542.
5. Long-Term Obligations
     The Company has completed three private placements totaling $500 million in ten-year fixed notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company paid equal installments of $21.4 million in June 2008 and June 2009. In June 2009, the Company completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes.
     On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income excluding all extraordinary non-cash items for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2009, there were no outstanding borrowings under the credit facility.
     The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). The debt agreements also require the aggregate net book value of the assets sold or otherwise disposed of by the Company and its subsidiaries in all dispositions, as defined in the agreements, in any fiscal year of the Company not exceed 15% of consolidated tangible net worth. As of July 31, 2009, the Company was in compliance with the financial covenants of its debt and revolving loan agreements.

     Long-term obligations consist of the following as of July 31:

	2009	2008
Various bank loans	$—	$3
Fixed debt	391,350	478,571

	391,350	478,574

Less current maturities	$(44,893)	$(21,431)

	$346,457	$457,143

     The fair value of the Company’s long-term obligations approximates $412,678 at July 31, 2009. The fair value of the Company’s long-term obligations is estimated based on quoted market prices for similar issue and on the current rates offered for debt of similar maturities.
     Maturities on long-term debt are as follows:

Years Ending July 31,
2010	$44,893
2011	61,264
2012	61,264
2013	61,264
2014	61,264
Thereafter	101,401

Total	$391,350

     The Company had outstanding letters of credit of $1,674 and $1,959 at July 31, 2009 and 2008, respectively.
6. Stockholders’ Investment
     Information as to the Company’s capital stock at July 31, 2009 and 2008 is as follows:

	July 31, 2009			July 31, 2008
	Shares	Shares	(thousands)	Shares	Shares	(thousands)
	Authorized	Issued	Amount	Authorized	Issued	Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock:
6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$548			$548

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
     In March 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to one million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan was implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2008, there remained 650,864 shares to purchase in connection with this share repurchase plan. During the year ended July 31, 2009, the Company acquired 650,864 shares of its Class A Nonvoting Common Stock authorized for repurchase under this plan for $21,539. Share repurchases under this plan were completed in the quarter ended October 31, 2008.
     In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to one million additional shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the 12 months ended July 31, 2009, the Company acquired 693,800 shares of its Class A Nonvoting Common Stock under this plan for $18,728. As of July 31, 2009, there remained 306,200 shares to purchase in connection with this share repurchase plan.
     The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2009, 2008 and 2007:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total
Balances at July 31, 2006	$—	$17,602	$(16,840)	$762

Shares at July 31, 2006		1,012,914	1,012,914

Sale of shares at cost	—	(5,242)	5,134	(108)
Purchase of shares at cost	—	1,215	(1,215)	—

Balances at July 31, 2007	$—	$13,575	$(12,921)	$654

Shares at July 31, 2007		724,417	724,417

Sale of shares at cost	—	(1,121)	1,154	33
Purchase of shares at cost	—	1,189	(1,189)	—
Issuance of restricted stock	(6,892)	—	—	(6,892)
Amortization of restricted stock	710	—	—	710

Balances at July 31, 2008	$(6,182)	$13,643	$(12,956)	$(5,495)

Shares at July 31, 2008		690,539	690,539

Sale of shares at cost	—	(1,655)	1,223	(432)
Purchase of shares at cost	—	1,294	(1,294)	—
Amortization of restricted stock	1,435	—	—	1,435

Balances at July 31, 2009	$(4,747)	$13,282	$(13,027)	$(4,492)

Shares at July 31, 2009		671,650	671,650

     Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2009, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the

Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
     As of July 31, 2009, the Company has reserved 4,296,875 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 660,330 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
     Changes in the options are as follows:

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price
Balance, July 31, 2006	$9.59 - $40.37	3,815,052	$23.27

Options granted	32.93 - 38.19	908,000	36.74
Options exercised	9.59 - 28.84	(397,682)	17.13
Options cancelled	16.00 - 40.37	(142,631)	35.40

Balance, July 31, 2007	$9.59 - $40.37	4,182,739	$26.36

Options granted	35.10 - 38.31	977,500	37.41
Options exercised	9.59 - 38.19	(763,708)	19.02
Options cancelled	14.16 - 30.37	(411,326)	36.42

Balance, July 31, 2008	$9.59 - $40.37	3,985,205	$29.43

Options granted	17.23 - 35.42	614,000	21.26
Options exercised	9.59 - 38.19	(138,934)	15.75
Options cancelled	20.95 - 38.31	(479,665)	35.02

Balance, July 31, 2009	$13.31 - $40.37	3,980,606	$27.96

     The total fair value of options vested during the fiscal years ended July 31, 2009, 2008 and 2007 was $6,559, $8,626 and $4,687, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2009, 2008 and 2007 was $2,156, $14,479, and $8,272, respectively.
     There were 2,831,311, 2,399,742, and 2,300,239 options exercisable with a weighted average exercise price of $27.46, $24.42 and $21.07 at July 31, 2009, 2008 and 2007, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2009, 2008, and 2007 was $1,683, $14,500, and $6,829, respectively. The cash received from the tax benefit on options exercised during the fiscal years ended July 31, 2009, 2008, and 2007 was $779, $4,185, and $1,492, respectively.

The following table summarizes information about stock options outstanding at July 31, 2009:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2009	(in years)	Price	2009	Price
Up to $14.99	291,800	2.8	$13.58	291,800	$13.58
$15.00 to $29.99	1,875,469	5.8	21.26	1,285,469	21.43
$30.00 and up	1,813,337	6.4	37.20	1,254,042	36.87

Total	3,980,606	5.8	27.96	2,831,311	27.46

     As of July 31, 2009, the aggregate intrinsic value of the number of options outstanding and the number of options outstanding and exercisable was $20,017 and $14,965, respectively. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2009, 210,000 performance-based restricted shares were outstanding.
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
     The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. In applying the criteria set forth in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that these regions comprise its reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
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

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Total Company
Year ended July 31, 2009:
Revenues from external customers	$534,440	$367,156	$307,106	$1,208,702	—	$1,208,702
Intersegment revenues	45,853	4,310	18,534	68,697	$(68,697)	—
Depreciation and amortization expense	22,022	8,467	15,957	46,446	8,405	54,851
Segment profit	114,404	99,875	42,575	256,854	(7,952)	248,902
Assets	703,559	298,717	341,605	1,343,881	239,386	1,583,267
Expenditures for property, plant and equipment	8,422	3,326	5,848	17,596	6,431	24,027
Year ended July 31, 2008:
Revenues from external customers	$667,106	$496,715	$359,195	$1,523,016	—	$1,523,016
Intersegment revenues	54,677	8,511	25,995	89,183	$(89,183)	—
Depreciation and amortization expense	24,856	11,172	15,482	51,510	9,077	60,587
Segment profit	157,523	135,426	58,234	351,183	(9,048)	342,135
Assets	755,770	396,058	397,531	1,549,359	301,154	1,850,513
Expenditures for property, plant and equipment	7,535	4,714	5,269	17,518	8,889	26,407
Year ended July 31, 2007:
Revenues from external customers	$609,855	$416,514	$336,262	$1,362,631	—	$1,362,631
Intersegment revenues	52,595	6,511	23,554	82,660	$(82,660)	—
Depreciation and amortization expense	23,643	8,363	16,913	48,919	4,937	53,856
Segment profit	144,583	107,552	57,236	309,371	(10,485)	298,886
Assets	781,868	347,827	376,645	1,506,340	192,517	1,698,857
Expenditures for property, plant and equipment	19,834	5,849	15,301	40,984	10,956	51,940

	Years Ended July 31,
	2009	2008	2007
Net income reconciliation:
Total profit for reportable segments	$256,854	$351,183	$309,371
Corporate and eliminations	(7,952)	(9,048)	(10,485)
Unallocated amounts:
Administrative costs	(102,680)	(134,451)	(126,899)
Restructuring costs	(25,849)	—	—
Investment and other income — net	1,800	4,888	2,875
Interest expense	(24,901)	(26,385)	(22,934)

Income before income taxes	97,272	186,187	151,928
Income taxes	(27,150)	(53,999)	(42,540)

Net income	$70,122	$132,188	$109,388

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2009	2008	2007	2009	2008	2007
Geographic information:
United States	$510,703	$622,618	$589,013	$519,932	$532,273	$537,182
China	199,893	192,048	184,413	123,078	131,810	121,181
Other	566,589	794,036	671,865	375,905	440,021	403,462
Eliminations	(68,483)	(85,686)	(82,660)	—	—	—

Consolidated total	$1,208,702	$1,523,016	$1,362,631	$1,018,915	$1,104,104	$1,061,825

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

8. Net Income Per Common Share
     Net income per Common Share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 52,558,657 for 2009, 54,167,746 for 2008, and 53,906,769 for 2007. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.
     Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2009	2008	2007
Numerator
Net income (numerator for basic and diluted Class A net income per share)	$70,122	$132,188	$109,388
Less:
Preferential dividends	(823)	(847)	(836)
Preferential dividends on dilutive stock options	(11)	(13)	(15)

Numerator for basic and diluted Class B net income per share	$69,288	$131,328	$108,537

Denominator:
Denominator for basic net income per share for both Class A and B	52,559	54,168	53,907
Plus: effect of dilutive stock options	307	705	834

Denominator for diluted net income per share for both Class A and B	52,866	54,873	54,741

Class A common stock net income per share calculation:
Basic	$1.33	$2.45	$2.03
Diluted	$1.33	$2.41	$2.00
Class B common stock net income per share calculation:
Basic	$1.32	$2.43	$2.01
Diluted	$1.31	$2.39	$1.98
     Options to purchase 2,764,308, 1,599,792, and 1,132,750 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2009, 2008, and 2007, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
9. Commitments and Contingencies
     The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $25,971, $27,443 and $22,779 for the years ended July 31, 2009, 2008 and 2007, respectively. Future minimum lease payments required under such leases in effect at July 31, 2009 are as follows, for the years ending July 31:

2010	$22,613
2011	16,897
2012	12,968
2013	6,898
2014	4,570
Thereafter	3,226

$67,172

     In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material adverse effect on the consolidated financial statements of the Company.

10. Fair Value Measurements
As discussed in Note 1, the Company adopted SFAS No. 157, “Fair Value Measurements”, on August 1, 2008. SFAS 157 indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
SFAS 157 establishes a fair market value hierarchy for the pricing inputs used to measure fair market value. The Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At July 31, 2009, $8,239 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At July 31, 2009, $248 of the Company’s forward exchange contracts designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” were valued using Level 2 pricing inputs. These contracts are included in “Other current liabilities” on the accompanying Consolidated Balance Sheets. At July 31, 2009, $130 of the Company’s forward exchange contracts not designated as hedging instruments under SFAS No. 133 were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets”, on the accompanying Consolidated Balance Sheets, respectively. See Note 12 for additional information regarding the Company’s hedging and derivatives activities.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of July 31, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.

11. Restructuring
     In November 2008, in response to the global economic downturn, the Company announced it would take several measures to address its cost structure. In addition to a reduction in its contract labor and decreased discretionary spending, the Company announced it would reduce its workforce.
     The Company implemented a plan to reduce its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $25,849 during fiscal 2009. The year-to-date restructuring charges consisted of $20,911 of employee separation costs, $2,101 of non-cash fixed asset write-offs, $1,194 of other facility closure related costs, $1,275 of contract termination costs, and $368 of non-cash stock option expense. Of the $25,849 of restructuring charges recorded during the year ended July 31, 2009, $13,928 was incurred in the Americas, $7,730 was incurred in Europe, and $4,191 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the consolidated statements of income as restructuring charges. An additional restructuring related expense of $1,611 is included in income tax expense as it relates to the repayment of a tax holiday in Asia resulting from plant consolidation.
     The Company expects the majority of the remaining cash payments to be made within the next 12 months.
     A reconciliation of the Company’s restructuring activity for fiscal 2009 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2008	$—	$—	$—	$—
Restructuring charge	21,279	2,101	2,469	25,849
Non-cash write-offs	(368)	(2,101)		(2,469)
Other separation benefits	(1,178)			(1,178)
Cash payments	(15,288)	—	(1,592)	(16,880)

Ending balance, July 31, 2009	$4,445	$—	$877	$5,322

     The other separation benefits include charges of approximately $1,178 directly related to postretirement medical, dental and vision benefits which are included in the SFAS 106 liability. See Note 3 for discussion on employee benefits.
12. Derivatives and Hedging Activities
     The Company primarily utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of July 31, 2009, the notional amount of outstanding forward exchange contracts was $30,929.
     Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the years ended July 31, 2009, 2008, and 2007.
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
     The Company has designated a portion of its foreign exchange contracts as cash flow hedges under SFAS No. 133, and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. At July 31, 2009 and 2008, unrealized losses of $35 and $567 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next 12 months when the hedged intercompany transactions impact earnings. At July 31, 2009 and at July 31, 2008, the Company included $248 and $96, respectively, of forward exchange contracts in “Other current liabilities” on the accompanying Consolidated Balance Sheet. At July 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $21,793, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, Danish Krona, and U.S. Dollars.
     Additionally, during fiscal 2009, the Company entered into cash flow hedge contracts to create economic hedges to manage foreign exchange risk exposure. The Company has not designated these derivative contracts as hedge transactions under SFAS No. 133, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings. At July 31, 2009, $130 of the Company’s forward exchange contracts not designated as hedging instruments under SFAS No. 133 were included in “Prepaid expenses and other current assets,” on the accompanying Consolidated Balance Sheets. At July 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $9,136,consisted of contracts to buy Euros.
     Fair values of derivative instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2009		July 31, 2008		July 31, 2009		July 31, 2008
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$248	Other current liabilities	$96

Total derivatives designated as hedging instruments under Statement 133		$—		$—		$248		$96

Foreign exchange contracts	Prepaid expenses and other current assets	$130	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—

Total derivatives not designated as hedging instruments under Statement 133		$130		$—		$—		$—

     The pre-tax effects of derivative instruments designated as cash flow hedges under SFAS No. 133 on the Consolidated Statements of Income consisted of the following:

Derivatives in Statement 133 Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Relationships	2009	2008	(Effective Portion)	2009	2008	(Ineffective Portion)	2009	2008
Foreign exchange contracts	$152	$(325)	Investment and other income — net	$(815)	$253	Investment and other income — net	$132	$—

Total	$152	$(325)		$(815)	$253		$132	$—

The pre-tax effects of derivative instruments not designated as hedging instruments under SFAS No. 133 on the Consolidated Statements of Income consisted of the following:

Derivatives Not Designated as Hedging			Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Instruments Under Statement 133			Derivative	2009	2008
Foreign exchange contracts			Other income (expense)	$693	$—

Total				$693	$—

13. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2009
Net Sales	$378,317	$266,449	$276,733	$287,203	$1,208,702
Gross Margin	181,146	126,142	134,173	136,122	577,583
Operating Income*	56,194	4,618	29,272	30,289	120,373
Net Income**	37,110	(4,150)	17,960	19,202	70,122
Net Income Per Class A Common Share:
Basic	0.70	(0.08)	0.34	0.37	1.33
Diluted	0.69	(0.08)	0.34	0.37	1.33

2008
Net Sales	$380,134	$364,124	$381,909	$396,849	$1,523,016
Gross Margin	187,667	175,023	189,576	191,929	744,195
Operating Income	58,338	42,444	52,582	54,320	207,684
Net Income	36,370	26,690	34,353	34,775	132,188
Net Income Per Class A Common Share:
Basic	0.67	0.49	0.64	0.65	2.45
Diluted	0.66	0.48	0.63	0.64	2.41

*	Fiscal 2009 had a net before tax restructuring charge by quarter of $1,639, $19,408, $2,229, and $2,573 for a total of $25,849.

**	Fiscal 2009 included a net after tax restructuring charge by quarter of $1,180, $13,974, $1,605, and $3,464 (including $1,611 income tax expense) for a total of $20,224.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of July 31, 2009.
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
     With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Changes in Internal Control Over Financial Reporting:
     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
     We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2009, of the Company and our report dated September 28, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 28, 2009

Item 9B. Other Information
     By unanimous written consent effective September 24, 2009, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2010 Omnibus Incentive Stock Plan (the “2010 Omnibus Plan”) and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (the “2010 Directors Plan”). Under the terms of the 2010 Omnibus Plan, pursuant to which 3,000,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees of the Company and its affiliates. The 2010 Omnibus Plan, which became effective upon shareholder approval, provides that after December 31, 2009, no further awards or grants shall be made under the Company’s 2006 Omnibus Incentive Stock Plan. Under the terms of the 2010 Directors Plan, pursuant to which 200,000 shares of the Company’s Class A Common Stock have been authorized for issuance, each non-employee Director is granted an option to purchase 10,000 shares of the Company’s common stock two weeks after first becoming a director and 8,400 shares of the Company’s common stock on an annual basis thereafter. The 2010 Directors Plan became effective upon shareholder approval. The foregoing descriptions of the 2010 Omnibus Plan and 2010 Directors Plan do not purport to be complete and are qualified in their entirety by reference to the full text of the 2010 Omnibus Plan and 2010 Directors Plan, copies of which are filed as Exhibits 10.28 and 10.29, respectively, to this Form 10-K and are incorporated herein by reference. Forms of granting agreements under the 2010 Omnibus Plan are filed as Exhibit 10.30 to this Form 10-K, and the form of granting agreement under the 2010 Directors Plan is filed as Exhibit 10.31 to this Form 10-K.

PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	51	President, CEO and Director
Thomas J. Felmer	47	Sr. V.P., CFO
Barbara Bolens	48	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	44	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	50	President — Brady Europe and V.P., Brady Corporation
Matthew O. Williamson	53	President — Brady Americas and V.P., Brady Corporation
Robert L. Tatterson	44	V.P. and Chief Technology Officer
Bentley N. Curran	47	V.P. and Chief Information Officer
Kathleen M. Johnson	55	V.P. and Chief Accounting Officer
Patrick S. Ference	43	V.P. — Human Resources
Conrad G. Goodkind	65	Director
Elizabeth Pungello	42	Director
Robert C. Buchanan	69	Director
Richard A. Bemis	68	Director
Frank W. Harris	67	Director
Gary E. Nei	65	Director
Frank R. Jarc	67	Director
Chan W. Galbato	46	Director
Patrick W. Allender	62	Director
Bradley C. Richardson	51	Director
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
     Allan J. Klotsche — Mr. Klotsche joined the Company in 1988. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He was appointed to his current position as President — Brady Asia Pacific in April 2003. He is also responsible for Brady’s global die-cut business and strategic account management. He holds an MBA from the University of Wisconsin-Milwaukee.
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

     Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. From 1995 to 2003, Mr. Williamson served as the V.P. and General Manager of Brady’s various specialty tape and identification solution businesses. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed President of the Brady Americas business. In addition to his role as President of the Brady Americas business, in January of 2008, Mr. Williamson assumed responsibility for the Direct Marketing Americas, and is currently serving as President of the Americas segment.
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
     Bentley N. Curran — Mr. Curran joined the Company in 1999 as global information technology director charged with building and deploying a common technology infrastructure. Prior to joining Brady, he held various management and consultant positions for Compucom and Speed Queen Company. He is a graduate of Marian University and holds a bachelor of business degree and an associate of science degree in electronics and engineering systems.
     Kathleen M. Johnson — Ms. Johnson joined the Company in 1989 as controller of a division of Brady and became group finance director in 1996. In 2000 she was appointed Vice President. In 2008 she was appointed Chief Accounting Officer. Prior to joining Brady, she spent six years with Kraft Food Service. She started her career as a CPA with Deloitte. She holds a bachelor’s degree in accounting from the University of Wisconsin-Whitewater.
     Patrick Ference — Mr. Ference joined the Company in 2008 as Vice President — Human Resources, responsible for Brady’s global human resources function. Prior to joining Brady, he was Vice President, Corporate Human Resources for Cooper Industries, Ltd., where he was employed since 1997. He holds a bachelor of science degree from Indiana University of Pennsylvania and is a graduate of Cooper’s Leadership Program sponsored through the Jones Graduate School of Management at Rice University.
     Conrad G. Goodkind — Mr. Goodkind served as Secretary of the Company from November 1999 until November 2007, and was elected to the Board of Directors in September 2007. He serves as a member of the Corporate Governance and Retirement Committees, and chairs the Finance Committee. He is an attorney in the law firm of Quarles & Brady LLP, which he joined in 1979. He served as a member of the Executive Committee of Quarles & Brady LLP from 1983 to 2005. Mr. Goodkind was a director of Cade Industries, Inc. from 1989 to 1999, and a director of Able Distributing Co., Inc., from 1994 to 2005.
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
     Gary E. Nei — Mr. Nei has been a Director of the Company since November 1992. Mr. Nei is a member of the Company’s Finance and Corporate Governance Committees and Chair of its Compensation Committee. Mr. Nei is Chairman of Nei-Turner Media, a publishing company in Williams Bay, Wisconsin. He also serves as Chairman of the Beverage Testing Institute, a publishing company in Chicago, Illinois.
     Frank R. Jarc — Mr. Jarc has been a Director of the Company since May 2000. Mr. Jarc is chair of Brady’s Retirement Committee and is a member of the Audit and Compensation Committees. He is a consultant specializing in corporate development and international acquisitions. From April 1999 to March 2000 he was Senior Vice President of Corporate Development at Office Depot, an operator of office supply superstores. Between June 1996 and March 1999, he was Executive Vice President and Chief Financial Officer of Viking Office Products, a direct mail marketer of office products. Prior to that, he was Executive Vice President and Chief Financial Officer of R.R. Donnelley and Sons, a global printing company.
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
     Patrick W. Allender — Mr. Allender was elected to the Board of Directors in September 2007 and serves as a member of the Audit and Compensation Committees. He is the former Executive Vice President and Chief Financial Officer of Danaher Corporation, which he joined in 1987 as CFO and secretary. Prior to joining Danaher, Mr. Allender was a partner with Arthur Andersen LLP. Mr. Allender is currently a member of the Board of Directors of Colfax Corporation, and a member of the Board of Visitors and Governors of Washington College.
     Bradley C. Richardson — Mr. Richardson was elected to the Board of Directors in November 2007 and serves as chair of the Audit Committee and a member of the Finance Committee. He is Executive Vice President, Corporate Strategy and Chief Financial Officer of Modine Manufacturing Company. Prior to his current position, he spent more than twenty years in a variety of financial and operational positions at BP Amoco including CFO and VP of performance management and control for their Worldwide Exploration and Production division based in London, president of their businesses in Venezuela and CFO for Amoco Energy Group North America. Mr. Richardson currently serves on the Board of Directors for Modine Manufacturing Company and Tronox Incorporated.
     All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.
     Audit Committee Financial Expert — The Company’s board of directors has determined that at least one audit committee financial expert is serving on its audit committee. Mr. Richardson, chair of the audit committee, and Mr. Allender, Mr. Jarc, and Mr. Galbato, members of the audit committee, are financial experts and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
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

     Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Buchanan, Chairman of the Corporate Governance Committee, is the presiding director at these sessions. In fiscal 2009, there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
     Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Mr. Richardson (Chairman), Mr. Buchanan, Mr. Galbato, Mr. Jarc and Mr. Allender. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.
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
     Corporate Governance Guidelines — Brady’s Corporate Governance Principles, as well as the charters for the Audit Committee, Corporate Governance Committee, and Compensation Committee, are available on the Company’s Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
     Certifications — We have attached the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosures as Exhibits 31.1 and 31.2 to this report. Additionally, on October 20, 2008, the Company filed with the New York Stock Exchange (“NYSE”) an annual certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.12(a).
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
     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its executives and management. The following information and analyses will focus primarily on the compensation provided to the Company’s principal executive officer, principal financial officer and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.”
     For purposes of this section, named executive officers refers to Frank M. Jaehnert, President, Chief Executive Officer and Director; Thomas J. Felmer, Senior Vice President and Chief Financial Officer; Peter C. Sephton, President — Brady Europe and Vice President, Brady Corporation; Matthew O. Williamson, President — Brady Americas and Vice President, Brady Corporation; and Allan J. Klotsche, President — Brady Asia-Pacific and Vice President, Brady Corporation.
Executive Compensation Overview and Philosophy
     The goal of our executive compensation program is to build long-term value for our shareholders by aligning the financial interests of our management team with those of our shareholders. It is also intended to enable leadership to attract, motivate and retain a team of highly talented individuals to run a top-tier performance company and ensure that the Company’s executives are in possession of a meaningful amount of Company stock.
     The Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. In compliance with this responsibility, the Committee annually reviews the individual performance of these executives and approves any changes in their base salary, the payment of an annual cash incentive and grant of equity awards. The Committee periodically utilizes the services of an independent executive compensation consulting firm to assist with the review and evaluation of our compensation levels and policies, although no outside review occurred in fiscal 2009. Their expertise may also be utilized in modifying any existing or proposing any new compensation arrangements. In addition to this professional advice, the Committee relies upon its collective judgment and other available competitive information and data in making executive compensation decisions. The Committee has avoided strict adherence to rigid guidelines or formulas when determining or modifying executive compensation.
     In order to successfully achieve our Company objectives, a combination of short-term and long-term incentives has been developed. The Compensation Committee believes a proper balance between these elements is necessary and includes a combination of cash and equity, with fixed and variable components. These components are dependent upon Company financial performance. Our short-term incentive is in the form of cash, while the long-term incentive is equity based and includes performance-based and time-based stock options, along with performance-based restricted shares. We believe these programs are designed to specifically support the achievement of the Company’s profitability and sales goals. We also believe these programs further enhance the performance of the Company by providing effective tools to retain, attract and motivate a group of highly skilled executives. This results in strong financial and operational performance, which supports the preservation and enhancement of shareholder value over time, without incurring undue risk to our shareholders.
     Annually, senior management recommends a proposal to the Compensation Committee for compensation for each named executive officer, with the exception of Frank M. Jaehnert, President and Chief Executive Officer, with respect to whom the Compensation Committee determines compensation. The Compensation Committee reviews the proposal for each officer and ultimately approves a compensation arrangement for them. The resulting approved compensation levels, including the President and Chief Executive Officer’s compensation, are then reported by the Compensation Committee to the full Board of Directors.

Elements of Executive Compensation for Fiscal 2009
     As noted above, it is the Compensation Committee’s philosophy that an executive compensation program should be used to promote both the short and long-term financial objectives of the Company, encourage the executives to act as owners of the Company and attract and retain people who are qualified, motivated and committed to excellence. The Compensation Committee believes this can be accomplished through compensation programs that provide a balanced mix of performance-based cash and equity compensation. The annual bonus and equity compensation provide incentives that reward superior performance and provide financial consequences for underperformance.
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
     In addition to the nationally recognized compensation surveys, the Compensation Committee has historically used peer group data for similar positions nationally to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual incentives, and long term incentives by position. Due to the global economic conditions and the related volatility in executive compensation practices, a formal compensation benchmarking review of peer companies for named executive officers was not undertaken in fiscal 2009. The Compensation Committee also uses judgment to determine the appropriate level of base salary, which we believe reflects individual performance and responsibilities, and calibrates with the most recently available market compensation data. The peer group utilized includes 29 companies that are in a similar industry with annual revenues up to approximately $5 billion: Actuant Corporation, Agilent Technologies, Inc., Alliant Techsystems Inc., AMETEK, Inc., Amphenol Corporation, Anixter International Inc., Barnes Group Inc., Bemis Company, Inc., Benchmark Electronics, Inc., Cooper Industries, Ltd., Donaldson Company, Inc., DRS Technologies, Inc., Energizer Holdings, Inc., Exide Technologies, Fastenal Company, Hubbell Incorporated, IDEX Corporation, Molex Incorporated, MSC Industrial Direct Company, Inc., Nordson Corporation, Pentair, Inc., Rogers Corporation, Roper Industries, Inc., SPX Corporation, Teleflex Incorporated, Thomas & Betts Corporation, Vishay Intertechnology, Inc., WESCO International, Inc., and Zebra Technologies Corporation. Included in this peer group is a smaller subset of 13 companies that have annual revenues of less than $2 billion to provide data for similar sized companies to Brady. This subset includes: Actuant Corporation, AMETEK, Inc., Barnes Group Inc., Donaldson Company, Inc., DRS Technologies, Inc., Fastenal Company, IDEX Corporation, MSC Industrial Direct Company, Inc., Nordson Corporation, Rogers Corporation, Roper Industries, Inc., Thomas & Betts Corporation, and Zebra Technologies Corporation. This list may vary in the future due to changes in our business or the business of the companies utilized as peers.

     The determination of base salary also affects the annual bonus payout since an individual’s annual bonus target is expressed as a percentage of base salary. The Compensation Committee also periodically utilizes the services of an outside consultant to assist in understanding the compensation levels in the market, although no services were utilized in fiscal 2009.
     In fiscal 2009, several cost reduction initiatives were effected to counter the impact of the global economic downturn on the Company’s financial performance. As a direct result of cancelling merit-based salary increases for employees company-wide, none of the named executive officers received a merit-based base salary increase for fiscal 2009. Messrs. Felmer and Williamson received promotional increases in fiscal 2009 (for increased accountability and/or job changes effected during fiscal 2008) ranging between eight and ten percent.
Annual Cash Incentive Bonus
     All named executive officers participate in an annual cash incentive plan. This plan has a short-term focus (one year) and is mainly based on the fiscal year financial results. Corporate earnings per share growth is a major component in each individual bonus plan. Other components include consolidated net sales, segment sales, segment profit, and working capital; each component is based on the individual’s role at either the corporate or segment level.
     As part of the annual review of compensation, the Compensation Committee takes into account total annual cash compensation in the marketplace as reflected in nationally recognized compensation surveys. Salary combined with annual target bonus levels that have been established as a percentage of salary are intended to approximate the median of the market total annual cash compensation, as defined in nationally recognized compensation surveys, provided that Brady performs at a level to pay out at 100% of the targeted annual incentive award. Brady’s actual annual bonus payouts will vary above or below the targeted amount based on the actual performance of the Company during the fiscal year. The payouts for the Company’s named executives can range from 0% to 250% of the target. The Compensation Committee expects management to propose ambitious targets. Any bonus payment above 100% of the target requires superior performance by the Company. In order to be eligible to receive a bonus payout, an employee must hold a position within the Company on the last day of the fiscal year.
     The Compensation Committee annually reviews the components of these plans, the required performance levels at each target payout level and the calculation of the individual bonus awards. Sales and net income must exceed the prior year in order for these components of the bonus plan to pay out.
     The individual incentive target amounts are set at a percentage of base salary and the target amounts are larger for individuals with greater levels of responsibility. The target bonus percentage for Mr. Jaehnert is 100% of his base salary, and for Messrs. Felmer, Sephton, Williamson and Klotsche are 70% of their base salaries. The following table provides the components of the target bonus percentages.

	Consolidated	Earnings	Working	Segment	Segment	Target
Name	Net Sales	Per Share	Capital	Sales (1)	Profit	Payout
Frank M. Jaehnert	10.0%	80.0%	10.0%	NA	NA	100.0%
Thomas J. Felmer	10.0%	80.0%	10.0%	NA	NA	70.0%
Peter C. Sephton	NA	20.0%	10.0%	10.0%	60.0%	70.0%
Matthew O. Williamson	NA	20.0%	10.0%	10.0%	60.0%	70.0%
Allan J. Klotsche	NA	20.0%	10.0%	10.0%	60.0%	70.0%

(1)	Segment sales for Messrs. Sephton, Williamson, and Klotsche are based on regional sales.
     For the fiscal year ended July 31, 2009, the Company did not pay an annual cash incentive bonus to any of the named executive officers as the components of the bonus did not exceed the prior year actual results. The impact of the extended global economic downturn significantly impacted the income and revenue performance of the company. As a result, no bonuses were awarded to any of the named executive officers.

Equity Incentives: Long-term Incentive Compensation
     The Company utilizes a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain, and motivate key employees who directly impact the performance of the Company over a timeframe of greater than a year. The combination of performance-based stock options, time-based stock options and performance-based restricted shares is used to provide a balance between annual Company performance and the generation of long-term shareholder value. Stock option based plans are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon vesting and exercising the options. The size and type of equity awards is determined by the Compensation Committee with periodic input from its outside consultant.
Performance-based Stock Options:
     Prior to fiscal 2009, the Compensation Committee had established a minimum stock price ($46 per share) that must be achieved prior to the issuance of any additional performance-based stock options. As a result of not attaining a stock price at this level, no performance-based stock options were granted during fiscal 2009.
     On account of the effects of the global economic downturn on the Company’s stock price, which made the achievement of the minimum stock price unlikely in the near future, and the Compensation Committee’s belief that performance-based stock options still serve as an important motivator and required component of the Company’s overall compensation program, a new three-year performance-based stock option plan is being implemented in fiscal 2010. The performance criteria of this new plan establish minimum annual earnings per share growth targets as well as relative measure of the Company’s three year earning per share growth compared to the S&P SmallCap 600 Index. These options have a ten year-life.
Time-based Stock Options:
     The timing of the grant of time-based stock options is determined at the mid-November Compensation Committee meeting each year. The grant date is established approximately two weeks following the release of the first quarter earnings in November. Time-based stock option grants in fiscal 2009 were reviewed and approved by the Compensation Committee on November 20, 2008 with an effective grant date of December 4, 2008. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten year life.
     In order to coordinate the evaluation of time-based stock options with the annual performance and compensation reviews, for fiscal 2010 the timing of the grant of time-based stock options were determined at the mid-September Compensation Committee meeting. The grant date will be approximately two weeks following the September Compensation Committee meeting. The grant price will be the fair market value of the stock on the grant date and will be calculated by taking the average of the high and low stock price on the date of grant. The time-based options will vest one-third each year for the first three years and have a ten-year life.
Performance-based Restricted Stock
     Periodically, the Company issues restricted stock grants to key executives as an additional retention element of their overall compensation. In January 2008, the Compensation Committee approved the issuance of performance restricted stock awards to six of Brady’s senior executives. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years). No new shares were issued during fiscal 2009 as the Compensation Committee concluded that outstanding restricted shares served as a sufficient retention element.
Employment and Post-Employment Benefits
General Benefits:
     The named executive officers receive the same basic benefits that are offered by the Company to other employees, including medical, dental, disability and life insurance.

Retirement Benefits:
     Most Brady employees in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”) and the Brady Corporation Matched 401(k) Plan (the “Employee 401(k) Plan”). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and have the amount of this reduction contributed to the Employee 401(k) Plan and matched by an additional 4% contribution by the Company. Participants may also elect to have up to another 45% of their eligible earnings contributed to the Employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the Employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in several investment funds as permitted by the Employee 401(k) Plan and Funded Retirement Plan.
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
     At least one year prior to termination of employment, the executive must elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an Annual Installment Method. If the executive does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Rabbi Trust reduced by each payment.
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
     The Board of Directors has established the following stock ownership guidelines for our named executive officers:

Frank M. Jaehnert	100,000 shares
Thomas J. Felmer	30,000 shares
Peter C. Sephton	30,000 shares
Matt O. Williamson	30,000 shares
Allan J. Klotsche	30,000 shares
The stock ownership guideline for each director is 5,000 shares of Company stock.
     The Company’s CEO complied with these ownership levels in 2009. Named executive officers other than the Company’s CEO have until fiscal year 2013 to achieve these ownership levels. If an executive does not meet the above ownership level or certain interim levels, the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Compensation Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met.
     For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan and Company stock owned in the Employee 401(k) Plan or pension plan is included. In addition, twenty percent of any vested stock options that are “in the money” are included.
Employment and Change of Control Agreements
     The Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company, including all the named executive officers. The agreements applicable to all of the named executive officers other than Mr. Jaehnert call for payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements also call for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.
     In May 2003, the Board approved a Change of Control Agreement for Mr. Jaehnert, which was subsequently amended and restated in December 2008 to comply with Internal Revenue Code Section 409A. The agreement calls for payment of an amount equal to three times the annual salary and bonus for Mr. Jaehnert in the event of termination or resignation upon a change of control. The agreement also calls for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over three years.
Compliance with Tax Regulations Regarding Executive Compensation
     Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company’s chief executive officer and the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company’s executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Compensation Committee will continue to review these tax regulations as they apply to the Company’s executive compensation program. It is the Compensation Committee’s intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.
Compensation Committee Interlocks and Insider Participation
     During fiscal 2009, the Board’s Compensation Committee was composed of Messrs. Allender, Buchanan, Jarc and Nei. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Gary E. Nei, Chairman
Patrick W. Allender
Robert C. Buchanan
Frank R. Jarc
Summary Compensation Table
     The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2009 for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2009, July 31, 2008 and July 31, 2007.

					Non-Equity
			Restricted	Option	Incentive Plan	All Other
	Fiscal	Salary	Stock Awards	Awards	Compensation	Compensation	Total
Name And Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
F.M. Jaehnert	2009	750,000	328,300	577,097	—	176,519	1,846,339
President & Chief Executive Officer	2008	723,077	191,508	804,867	703,554	150,048	2,573,054
	2007	638,987	—	860,224	430,677	153,510	2,083,398

T.J. Felmer	2009	318,269	229,810	288,549	—	62,080	904,958
Senior Vice President & Chief Financial Officer	2008	293,269	134,056	402,433	98,128	60,689	988,575
	2007	268,269	—	416,072	184,458	65,133	933,932

P.C. Sephton(4)	2009	325,710	229,810	288,549	—	86,787	924,070
President — Brady Europe	2008	399,920	134,056	402,433	314,097	103,042	1,353,548
	2007	352,970	—	418,232	326,886	95,539	1,193,627

M. O. Williamson	2009	326,843	229,810	288,549	—	62,023	913,665
President — Brady Americas	2008	299,615	134,056	402,433	183,410	65,794	1,085,308
	2007	279,340	—	418,232	234,939	61,322	993,833

A.J. Klotsche	2009	290,000	229,810	288,549	—	61,320	875,256
President — Brady Asia Pacific	2008	285,962	134,056	402,433	128,411	52,487	1,003,349
	2007	268,269	—	416,072	53,914	64,873	803,128

(1)	Represents the amounts expensed in fiscal 2009 relating to grants of performance-based stock options, time-based stock options and restricted stock awards. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2009.

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

(2)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(3)	The amounts in this column for Messrs. Jaehnert, Felmer, Williamson, and Klotsche include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam.

The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above.

		Retirement	Group Term		Long-term	Personal
		Plan	Life	Company	Care	Liability
	Fiscal	Contributions	Insurance	Car	Insurance	Insurance	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
F.M. Jaehnert	2009	116,284	3,042	27,698	1,621	2,654	25,220	176,519
	2008	93,254	3,042	26,129	1,683	1,520	24,420	150,048
	2007	104,230	4,259	26,935	1,683	843	15,560	153,510
T.J. Felmer	2009	32,528	890	26,401	1,621	—	640	62,080
	2008	37,434	572	20,380	1,683	—	620	60,689
	2007	41,585	872	20,993	1,683	—	—	65,133
P.C. Sephton(4)	2009	52,114	1,749	32,924	—	—	—	86,787
	2008	63,987	2,308	36,747	—	—	—	103,042
	2007	56,475	2,349	36,715	—	—	—	95,539
M. O. Williamson	2009	40,038	919	18,309	1,621	—	1,136	62,023
	2008	42,241	590	21,280	1,683	—	—	65,794
	2007	36,396	733	22,510	1,683	—	—	61,322
A. J. Klotsche	2009	33,525	816	20,033	946	—	6,000	61,320
	2008	26,798	761	24,519	409	—	—	52,487
	2007	41,163	563	22,166	982	—	—	64,873

(4)	The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2009: $1 = £0.6294, fiscal 2008: $1 = £0.5001, fiscal 2007: $1 = £0.5135.

Grants of Plan-Based Awards for 2009
     The following table summarizes grants of plan-based awards made during fiscal 2009 to the named executive officers.

						All	All Other
						Other	Option
						Stock	Awards;
						Awards;	Number	Exercise
						Number	of	or Base	Grant
						of	Securities	Price of	Date Fair
		Compen-	Estimated Future Payouts Under			Shares	Under-	Stock or	Value of
		sation	Non-Equity Incentive Plan Awards			of Stocks	lying	Option	Stock and
		Committee	(1)			or Units	Options	Awards	Option
	Grant	Approval	Threshold		Maximum	(#)(2)	(#)(3)	($/Share)	Awards
Name	Date	Date	($)	Target ($)	($)	(#)	(#)	(4)	($)
F.M. Jaehnert	8/1/2008	7/22/2008	—	750,000	1,947,115	—
	12/4/2008	11/20/2008	—	—	—	—	50,000	20.9500	321,945
	8/2/2004	3/4/2009				60,000			67,421
T.J. Felmer	8/1/2008	7/22/2008	—	227,788	826,923	—
	12/4/2008	11/20/2008	—	—	—	—	25,000	20.9500	160,973
	8/2/2004	3/4/2009				20,000			22,474
P.C. Sephton	8/1/2008	7/22/2008	—	227,997	814,275	—
	12/4/2008	11/20/2008	—	—	—	—	25,000	20.9500	160,973
	8/2/2004	3/4/2009				30,000			33,710
M.O. Williamson	8/1/2008	7/22/2008	—	228,790	849,308	—
	12/4/2008	11/20/2008	—	—	—	—	25,000	20.9500	160,973
	8/2/2004	3/4/2009				30,000			33,710
A.J. Klotsche	8/1/2008	7/22/2008	—	203,000	752,885	—
	12/4/2008	11/20/2008	—	—	—	—	25,000	20.9500	160,973
	8/2/2004	3/4/2009				30,000			33,710

(1)	The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0% to 250% of the target. The impact of the extended global economic downturn significantly impacted the income and revenue performance of the Company. As a result, no bonuses under the cash incentive plan were awarded to any of the named executive officers.

(2)	Effective March 4, 2009, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based stock options on August 2, 2004. Pursuant to the amendment, the exercise period for the performance-based stock options was extended to ten years from five years. Also, the amendment provided that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement. The modification value is the FAS 123R incremental fair value as of the modification date.

(3)	The options granted become exercisable as follows: one-third of the shares on December 4, 2009, one-third of the shares on December 4, 2010 and one-third of the shares on December 4, 2011. These options have a term of ten years and were calculated using FAS 123R grant date fair value.

(4)	The exercise price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The closing prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the dates of the grants was $20.81 per share on December 4, 2008.

Outstanding Equity Awards at 2009 Fiscal Year End

		Option Awards (1)					Stock Awards
				Equity			Equity Incentive
				Incentive Plan			Plan Awards;	Equity Incentive
	Number of	Number of		Awards:			Number of	Plan Awards:
	Securities	Securities		Number of			Unearned	Market or Payout
	Underlying	Underlying		Securities			Shares, Units or	Value of Unearned
	Unexercised	Unexercised		Underlying	Option		Other Rights	Shares, Units or
	Options	Options		Unexercised	Exercise		That Have Not	Other Rights That
	Exercisable	Unexercisable		Unearned	Price	Option	Vested	Have Not Vested
Name	(#)	(#)		Options (#)	($)	Expiration Date	(#)	($)
F.M. Jaehnert	60,000				33.8900	8/1/2010
	20,000				14.1575	10/24/2010
	26,000				16.0000	10/16/2011
	30,000				16.3875	11/14/2012
	200,000				13.3100	2/24/2013
	72,000				17.3250	11/20/2013
	60,000				22.6325	8/2/2014
	60,000				28.8425	11/18/2014
	50,000				37.8300	11/30/2015
	33,334	16,666	(2)		38.1900	11/30/2016
	16,667	33,333	(3)		38.3100	12/4/2017
		50,000	(5)		20.9500	12/4/2018
							50,000 (4)	1,470,500
T.J. Felmer	30,000				33.8900	8/1/2010
	8,000				14.1575	10/24/2010
	8,000				16.0000	10/16/2011
	10,000				16.3875	11/14/2012
	10,000				17.3250	11/20/2013
	20,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	25,000				37.8300	11/30/2015
	16,667	8,333	(2)		38.1900	11/30/2016
	8,334	16,666	(3)		38.3100	12/4/2017
		25,000	(5)		20.9500	12/4/2018
							35,000 (4)	1,029,350
P.C. Sephton	30,000				33.8900	8/1/2010
	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	25,000				37.8300	11/30/2015
	16,667	8,333	(2)		38.1900	11/30/2016
	8,334	16,666	(3)		38.3100	12/4/2017
		25,000	(5)		20.9500	12/4/2018
							35,000 (4)	1,029,350
M.O. Williamson	30,000				33.8900	8/1/2010
	5,500				16.0000	10/16/2011
	10,000				16.3875	11/14/2012
	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	25,000				37.8300	11/30/2015
	16,667	8,333	(2)		38.1900	11/30/2016
	8,334	16,666	(3)		38.3100	12/4/2017
		25,000	(5)		20.9500	12/4/2018
							35,000 (4)	1,029,350

		Option Awards (1)				Stock Awards
			Equity			Equity Incentive
			Incentive Plan			Plan Awards;	Equity Incentive
	Number of	Number of	Awards:			Number of	Plan Awards:
	Securities	Securities	Number of			Unearned	Market or Payout
	Underlying	Underlying	Securities			Shares, Units or	Value of Unearned
	Unexercised	Unexercised	Underlying	Option		Other Rights	Shares, Units or
	Options	Options	Unexercised	Exercise		That Have Not	Other Rights That
	Exercisable	Unexercisable	Unearned	Price	Option	Vested	Have Not Vested
Name	(#)	(#)	Options (#)	($)	Expiration Date	(#)	($)
A. J. Klotsche	5,400			14.16	10/24/2010
	30,000			33.8900	8/1/2010
	5,400			16.0000	10/16/2011
	10,000			16.3875	11/14/2012
	10,000			17.3250	11/20/2013
	30,000			22.6325	8/2/2014
	30,000			28.8425	11/18/2014
	25,000			37.8300	11/30/2015
	16,667	8,333 (2)		38.1900	11/30/2016
	8,334	16,666 (3)		38.3100	12/4/2017
		25,000 (5)		20.9500	12/4/2018
						35,000 (4)	1,029,350

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	All vest on November 30, 2009.

(3)	One-third of the options vested on December 4, 2008, one-third of the options vest on December 4, 2009 and one-third of the options vest on December 4, 2010.

(4)	All vest on January 8, 2013, subject to meeting performance criteria.

(5)	One-third of the options vested on December 4, 2009, one-third of the options vest on December 4, 2010 and one-third of the options vest on December 4, 2011.
Option Exercises and Stock Vested for Fiscal 2009
     The following table summarizes option exercises completed during fiscal 2009 to the named executive officers.

	Option Awards
	Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)
F.M. Jaehnert	22,200	306,063
T.J. Felmer	18,000	226,425
P.C. Sephton	None	None
M.O. Williamson	None	None
A.J. Klotsche	34,734	616,156
Non-Qualified Deferred Compensation for Fiscal 2009
     The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2009 for the named executive officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Last Fiscal Year
Name	($)	($)	($)	($)	End ($)
F.M. Jaehnert	554,586	97,284	(517,541)	—	3,030,405
T.J. Felmer	122,909	13,758	(177,097)	—	717,582
P.C. Sephton	—	—	—	—	—
M.O. Williamson	56,373	21,041	(112,313)	—	575,622
A.J. Klotsche	8,636	15,073	(70,083)	—	326,767
See discussion of the Company’s nonqualified deferred compensation plan in the Compensation Discussion and Analysis. The executive contribution amounts reported here are reported in the salary and non-equity incentive plan compensation columns of the Summary Compensation Table. The registrant contribution amounts reported here are reported in the all other compensation columns of the Summary Compensation Table.

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
     Assumptions and General Principles. The following assumptions and general principles apply with respect to the tables that follow in this section.
•	The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2009. Accordingly, the tables reflect amounts earned as of July 31, 2009 and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

•	The tables below include amounts the Company is obligated to pay the named executive officer as a result of the executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the named executive officers would receive benefits in addition to those set forth in the tables.

•	A named executive officer is entitled to receive base salary earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not shown in the tables.

     Frank M. Jaehnert
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2009 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock			Legal Fee
		Award	Stock Option	Excise Tax	Reimbursement
	Bonus ($)	Acceleration Gain	Acceleration	Reimbursement	($)
Base Salary ($)(1)	(2)	$ (3)	Gain $ (4)	($)	(5)	Total ($)
2,250,000	1,996,539	1,470,500	423,000	949,997	25,000	7,115,036

(1)	Represents three times the base salary in effect at July 31, 2009.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.41 on 50,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.41 and the exercise price on 50,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     Thomas J. Felmer
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2009 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock			Legal Fee
		Award	Stock Option	Excise Tax	Reimbursement
		Acceleration Gain	Acceleration	Reimbursement	($)
Base Salary ($)(1)	Bonus ($) (2)	$ (3)	Gain $ (4)	($)	(5)	Total ($)
650,000	374,606	1,029,350	211,500	377,563	25,000	2,668,019

(1)	Represents two times the base salary in effect at July 31, 2009.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.41 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.41 and the exercise price on 25,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     Peter C. Sephton
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2009 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock			Legal Fee
		Award	Stock Option	Excise Tax	Reimbursement
		Acceleration Gain	Acceleration	Reimbursement	($)
Base Salary ($)(1)	Bonus ($) (2)	$ (3)	Gain $ (4)	($)	(5)	Total ($)
684,905	585,023	1,029,350	211,500	387,721	25,000	2,923,499

(1)	Represents two times the base salary in effect at July 31, 2009. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the July month-end exchange rate: $1 = £0.5986.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.41 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.41 and the exercise price on 25,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

     Matthew O. Williamson
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2009 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
669,780	458,581	1,029,350	211,500	407,326	25,000	2,801,537

(1)	Represents two times the base salary in effect at July 31, 2009.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.41 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.41 and the exercise price on 25,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
     Allan J. Klotsche
     The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2009 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option		Legal Fee
Base Salary ($)		Award Acceleration	Acceleration Gain $	Excise Tax	Reimbursement ($)
(1)	Bonus ($) (2)	Gain $ (3)	(4)	Reimbursement ($)	(5)	Total ($)
580,000	277,848	1,029,350	211,500	391,443	25,000	2,515,141

(1)	Represents two times the base salary in effect at July 31, 2009.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.41 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.41 and the exercise price on 25,000 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Potential Payments Upon Termination Due to Death or Disability
     In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2009.

	Unvested Shares		Unvested Stock
	of Restricted		Options
	Stock	Restricted Stock	In-the	Stock Option
	as of	Award Acceleration	Money as of	Acceleration
Name	July 31, 2009	Gain $ (1)	July 31, 2009	Gain $ (2)
F.M. Jaehnert	50,000	1,470,500	50,000	423,000
T.J. Felmer	35,000	1,029,350	25,000	211,500
P.C. Sephton	35,000	1,029,350	25,000	211,500
M.O. Williamson	35,000	1,029,350	25,000	211,500
A.J. Klotsche	35,000	1,029,350	25,000	211,500

(1)	Represents the closing market price of $29.41 on unvested shares that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $29.41 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.

Compensation of Directors
     To ensure competitive compensation for the directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee in making recommendations to the Board of Directors regarding director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. Directors who were not also employees of the Company received an annual retainer of $35,000 plus $6,000 for each committee they chair ($10,000 for the audit committee chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also receive $1,000 for each meeting they attend of any committee for which they are not a member and $500 for each telephonic committee meeting they attend of any committee for which they are not a member. Effective with the annual Board of Directors meeting to be held on November 19, 2009, the annual cash retainer paid to each non-management Director will increase from $35,000 to $45,000.
     Directors have historically been granted 6,000 time-based stock options in November/December of each year while they are serving on the Board. Upon election to the Board, a director is granted 10,000 time-based stock options. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The options vest one-third each year for the first three years and have a ten year life. Effective in fiscal 2010, the annual grant of stock options has been increased from 6,000 shares to 8,400 shares and will occur in late September to coincide with the annual grant of time-based stock options to employees of the Company.
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
     Director Compensation Table

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($) (1)	Total ($)
Elizabeth Pungello	65,000	38,822	103,822
Robert C. Buchanan	79,500	38,822	118,322
Richard A. Bemis	69,000	38,822	107,822
Frank W. Harris	63,500	38,822	102,322
Gary E. Nei	68,000	38,822	106,822
Frank R. Jarc	76,500	38,822	115,322
Chan W. Galbato	74,500	114,548	189,048
Patrick W. Allender	76,000	84,159	160,159
Conrad G. Goodkind	82,500	84,159	166,659
Bradley C. Richardson	81,000	56,860	137,860

(1)	Represents the amounts expensed in fiscal 2009 relating to grants of stock options. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), which requires it to recognize compensation expense for stock options granted to employees and directors based on the estimated fair value of the awards at the time of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2009. The grant date fair value of options granted in fiscal 2009 for each director was $38,820 for Ms. Pungello, Mr. Buchanan, Mr. Bemis, Mr. Harris, Mr. Nei, Mr. Jarc, Mr. Galbato, Mr. Allender, Mr. Goodkind, and for Mr. Richardson. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(1)	Outstanding option awards at July 31, 2009 for each individual serving as a director on that date include the following: Ms. Pungello, 36,000 shares; Mr. Buchanan, 24,000 shares; Mr. Bemis, 45,000 shares; Mr. Harris, 45,000 shares; Mr. Nei, 39,000 shares; Mr. Jarc, 48,000 shares; Mr. Galbato, 22,000 shares; Mr. Allender, 22,000 shares; Mr. Richardson, 16,000 shares; and Mr. Goodkind, 22,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
     The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2009. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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
(b) Security Ownership of Management
     The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of July 31, 2009. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(6)	Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,348,387	2.6%
	Frank M. Jaehnert(2)	753,844	1.4
	Allan J. Klotsche	188,803	0.4
	Thomas J. Felmer	197,670	0.4
	Matthew O. Williamson	191,582	0.4
	Peter C. Sephton	189,401	0.4
	Richard A. Bemis	99,652	0.2
	Robert C. Buchanan(3)	85,031	0.2
	Frank W. Harris	72,578	0.1
	Gary E. Nei(4)	63,545	0.1
	Conrad G. Goodkind	62,226	0.1
	Frank R. Jarc	49,188	0.1
	Chan W. Galbato	8,667	*
	Patrick W. Allender	13,745	*
	Bradley C. Richardson	4,531	*
	All Officers and Directors as a Group (20 persons)(5)	3,497,019	6.7%
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)	Ms. Pungello’s holdings of Class A Common Stock include 445,506 shares held jointly with her spouse and 876,826 shares owned by trusts for which she is a trustee and has either sole or joint dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)	Of the amount reported, Mr. Buchanan owns 14,534 shares as co-trustee of three separate trusts.

(4)	Of the amount reported, Mr. Nei owns 14,085 shares of Class A Common Stock directly (with respect to which he shares voting and investment power with his spouse).

(5)	The amount shown for all officers and directors individually and as a group (20 persons) includes options to acquire a total of 1,673,310 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2009, including the following: Ms. Pungello, 24,000 shares; Mr. Jaehnert, 644,668 shares; Mr. Klotsche, 179,135 shares; Mr. Felmer, 174,335 shares; Mr. Williamson, 177,835 shares; Mr. Sephton, 154,001 shares; Mr. Bemis, 33,000 shares; Mr. Buchanan, 12,000 shares; Mr. Harris, 33,000 shares; Mr. Nei, 27,000 shares; Mr. Goodkind, 8,667 shares; Mr. Jarc, 36,000 shares; Ms. Bolens, 31,000 shares; Mr. Tatterson, 25,001 shares; Ms. Johnson, 47,000 shares; Mr. Curran, 46,000; Mr. Galbato, 8,667 shares; Mr. Allender, 8,667 shares; Mr. Richardson, 3,334 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2009.

(6)	The amount shown for all officers and directors individually and as a group (20 persons) includes Class A Common Stock owned in deferred compensation plans totaling 274,934 shares of Class A Common Stock, including the following: Ms. Pungello, 2,055 shares; Mr. Jaehnert, 79,858 shares; Mr. Klotsche, 7,316 shares; Mr. Felmer, 10,087 shares; Mr. Williamson, 13,747 shares; Mr. Sephton, 0 shares; Mr. Bemis, 48,652 shares; Mr. Buchanan, 56,798 shares; Mr. Harris, 80 shares; Mr. Nei, 22,460 shares; Mr. Goodkind, 6,022 shares; Mr. Jarc, 13,188 shares; Ms. Bolens, 2,752 shares; Mr. Tatterson, 0 shares; Ms. Johnson, 5,540; Mr. Curran, 99 shares; Mr. Galbato, 0 shares; Mr. Allender, 5,078 shares; Mr. Richardson, 1,197 shares.
(c) Changes in Control
     No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,980,606	$27.96	660,330
Equity compensation plans not approved by security holders	None	None	None

Total	3,980,606	$27.96	660,330

     The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 300,000 and 2,000,000 shares of Class A Nonvoting Common Stock for issuance under the 2005 and

2006 Plans, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2003, 2004, 2005, 2006, and 2007, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options granted in fiscal 2006 expire five years from the grant date. All other performance-based options expire 10 years from the date of grant. All grants under the Option Plans are at market price on the date of the grant. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2009, 210,000 performance-based restricted shares were outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     See Item 10 — Directors and Executive Officers of the Registrant for a discussion of director independence.
Item 14. Principal Accounting Fees and Services
     The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2009 and 2008. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2009 and 2008.

	2009	2008
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,379	$1,663
Audit-related fees(2)	—	56
Tax fees — compliance	842	863

Subtotal audit, audit-related and tax compliance fees	2,221	2,582
Non-audit related
Tax fees — planning and advice	892	1,233
Other fees (3)	340	399

Subtotal non-audit related fees	1,232	1,632

Total fees	$3,453	$4,214

(1)	Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	Audit-related fees include fees related to due diligence and employee benefit plan audits.

(3)	All other fees relate to expatriate activities.

	2009	2008
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.6 to 1	.6 to 1
     Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2008 and 2009 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule —
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page IV-2 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Brady Corporation (1)

3.2	By-laws of Brady Corporation, as amended (2)

*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, Robert L. Tatterson, and Matthew O. Williamson (12)

*10.2	Brady Corporation BradyGold Plan, as amended (2)

*10.3	Executive Additional Compensation Plan, as amended (2)

*10.4	Executive Deferred Compensation Plan, as amended (16)

*10.5	Directors’ Deferred Compensation Plan, as amended (16)

*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (17)

*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (17)

*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)

10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)

*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)

*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)

*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (17)

*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (17)

10.14	Revolving Credit Facility Credit Agreement (14)

*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (17)

*10.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers (15)

10.17	First Amendment to Revolving Credit Facility Credit Agreement (6)

*10.18
Form of Amendment, dated March 4, 2009, to granting agreement for performance-based stock options issued on August 2, 2004 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson, and Allan J. Klotsche (12)

*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)

*10.20	Change of Control Agreement, amended as of December 23, 2008, entered into with Frank M. Jaehnert (12)

*10.21	Restated Brady Corporation Restoration Plan (5)

*10.22	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended (17)

*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (17)

10.24	Brady Note Purchase Agreement dated June 28, 2004 (11)

10.25	First Supplement to Note Purchase Agreement, dated February 14, 2006 (9)

10.26	Second Supplement to Note Purchase Agreement, dated March 23, 2007 (5)

*10.27	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Patrick S. Ference and Kathleen Johnson (12)

*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan

Exhibit
Number	Description
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors

*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan

*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors

21	Subsidiaries of Brady Corporation

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2006

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(10)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003

(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 20, 2006

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 17, 2007

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2009	2008	2007
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply —
Accounts receivable — allowance for losses:
Balances at beginning of period	$10,059	$9,109	$6,390
Additions — Charged to expense	1,278	2,480	3,287
Due to acquired businesses	—	34	660
Deductions — Bad debts written off, net of recoveries	(3,406)	(1,564)	(1,228)

Balances at end of period	$7,931	$10,059	$9,109

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$22,148	$18,073	$13,555
Net charged to expense	140	3,822	2,542
Due to acquired businesses	—	253	1,976

Balances at end of period	$22,288	$22,148	$18,073

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2009.

Brady Corporation
By:	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ F. M. Jaehnert F. M. Jaehnert	President and Director (Principal Executive Officer)	September 28, 2009

/s/ K.M. Johnson K.M. Johnson	V.P. and Chief Accounting Officer (Principal Accounting Officer)	September 28, 2009

/s/ B.C. Richardson B.C. Richardson	Director	September 28, 2009

/s/ R. A. Bemis R. A. Bemis	Director	September 28, 2009

/s/ F. W. Harris F. W. Harris	Director	September 28, 2009

/s/ R. C. Buchanan R. C. Buchanan	Director	September 28, 2009

/s/ G. E. Nei G. E. Nei	Director	September 28, 2009

/s/ F. R. Jarc F. R. Jarc	Director	September 28, 2009

/s/ E. P. Pungello E. P. Pungello	Director	September 28, 2009

/s/ C. W. Galbato C. W. Galbato	Director	September 28, 2009

/s/ C.G. Goodkind C. G. Goodkind	Director	September 28, 2009

/s/ P. W. Allender P. W. Allender	Director	September 28, 2009