Form 10-K/A
period 2009-07-31
BRADY CORP
filed 2009-10-06
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note
     This amended report on Form 10-K/A (the “Amended Report”) is being filed to amend Item 8 — Financial Statements and Supplementary Data, in Part II of the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 that was filed on September 28, 2009 (the “Original Report”) to remove one of the lines entitled “Purchase price adjustment,” which was inadvertently included twice within the investing activities on the Consolidated Statement of Cash Flows on page 37 of the Original Report due to a typographical error. No other changes have been made to the contents of the Original Report.
     This Amended Report continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this Amended Report to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of October 2009.

Brady Corporation
By:	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)