Form 10-Q
period 2009-10-31
BRADY CORP
filed 2009-12-04
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 30, 2009, there were outstanding 48,815,846 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	October 31, 2009	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,638	$188,156
Accounts receivable, less allowance for losses ($8,484 and $7,931, respectively)	224,494	191,189
Inventories:
Finished products	54,373	53,244
Work-in-process	12,358	13,159
Raw materials and supplies	26,227	27,405

Total inventories	92,958	93,808
Prepaid expenses and other current assets	40,139	36,274

Total current assets	565,229	509,427
Other assets:
Goodwill	764,001	751,173
Other intangible assets	113,421	115,754
Deferred income taxes	37,503	36,374
Other assets	18,990	18,551
Property, plant and equipment:
Cost:
Land	6,405	6,335
Buildings and improvements	98,777	96,968
Machinery and equipment	285,724	283,301
Construction in progress	12,955	7,869

	403,861	394,473
Less accumulated depreciation	249,217	242,485

Property, plant and equipment — net	154,644	151,988
Total	$1,653,788	$1,583,267

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$89,359	$83,793
Wages and amounts withheld from employees	49,864	36,313
Taxes, other than income taxes	7,841	6,262
Accrued income taxes	9,635	5,964
Other current liabilities	48,249	45,247
Short-term borrowings and current maturities on long-term obligations	44,893	44,893

Total current liabilities	249,841	222,472
Long-term obligations, less current maturities	346,457	346,457
Other liabilities	65,857	63,246

Total liabilities	662,155	632,175
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,810,446 and 48,926,466 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	301,123	298,466
Earnings retained in the business	685,871	673,342
Treasury stock — 2,241,041 and 2,270,927 shares, respectively of Class A nonvoting common stock, at cost	(68,906)	(69,823)
Accumulated other comprehensive income	77,223	53,051
Other	(4,226)	(4,492)

Total stockholders’ investment	991,633	951,092

Total	$1,653,788	$1,583,267

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2009	2008	Change
Net sales	$318,486	$378,317	(15.8)%
Cost of products sold	161,043	197,171	(18.3)%

Gross margin	157,443	181,146	(13.1)%

Operating expenses:
Research and development	9,609	9,056	6.1%
Selling, general and administrative	108,676	114,257	(4.9)%
Restructuring charge	3,601	1,639	119.7%

Total operating expenses	121,886	124,952	(2.5)%
Operating income	35,557	56,194	(36.7)%

Other income (expense):
Investment and other income — net	48	1,852	(97.4)%
Interest expense	(5,162)	(6,361)	(18.8)%

Income before income taxes	30,443	51,685	(41.1)%
Income taxes	8,775	14,575	(39.8)%

Net income	$21,668	$37,110	(41.6)%

Per Class A Nonvoting Common Share:
Basic net income	$0.41	$0.70	(41.4)%
Diluted net income	$0.41	$0.69	(40.6)%
Dividends	$0.175	$0.17	2.9%

Per Class B Voting Common Share:
Basic net income	$0.40	$0.68	(41.2)%
Diluted net income	$0.39	$0.67	(41.8)%
Dividends	$0.158	$0.15	5.3%

Weighted average common shares outstanding (in thousands):
Basic	52,337	53,291
Diluted	52,943	53,938
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2009	2008
Operating activities:
Net income	$21,668	$37,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,817	13,712
Deferred income taxes	(2,985)	(499)
Non-cash portion of stock-based compensation expense	2,952	2,092
Non-cash portion of restructuring	288	335
Other	(4)	(34)
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(28,818)	(12,571)
Inventories	3,144	(10,360)
Prepaid expenses and other assets	(657)	(8,147)
Accounts payable and accrued liabilities	20,269	(21,679)
Income taxes	4,626	(3,513)
Other liabilities	(464)	(1,167)

Net cash provided by (used in) operating activities	33,836	(4,721)

Investing activities:
Acquisition of business, net of cash acquired	(1,840)	—
Purchases of property, plant and equipment	(9,001)	(6,429)
Other	80	1,300

Net cash used in investing activities	(10,761)	(5,129)

Financing activities:
Payment of dividends	(8,578)	(9,061)
Proceeds from issuance of common stock	716	1,162
Principal payments on debt	—	(1)
Purchase of treasury stock	—	(36,508)
Net income tax benefit from the exercise of stock options and deferred compensation	173	667

Net cash used in financing activities	(7,689)	(43,741)

Effect of exchange rate changes on cash	4,096	(25,972)

Net increase (decrease) in cash and cash equivalents	19,482	(79,563)
Cash and cash equivalents, beginning of period	188,156	258,355
Cash and cash equivalents, end of period	$207,638	$178,792

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,904	$9,298
Income taxes, net of refunds	8,393	15,605

Acquisitions:
Fair value of assets acquired, net of cash	$1,104	$—
Liabilities assumed	(42)	—
Goodwill	778	—

Net cash paid for acquisitions	$1,840	$—
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2009
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2009 and July 3l, 2009, and its results of operations and cash flows for the three months ended October 31, 2009 and 2008. The condensed consolidated balance sheet as of July 31, 2009 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2009.
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The Company reclassified the “Restructuring charge“expenses as a separate line item, previously included in the “Selling, general, and administrative” expenses line item on the Condensed Consolidated Statements of Income for the three months ended October 31, 2008. The Company reclassified the “Deferred income taxes” and “Non-cash portion of restructuring” as separate line items, previously included in the “Other” Operating activities line item on the Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2008. These reclassifications had no effect on total assets, net income, or earnings per share.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the quarter ended October 31, 2009, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173
Current year acquisitions	—	778	—	778
Translation adjustments	1,298	6,565	4,187	12,050

Balance as of October 31, 2009	$411,433	$173,594	$178,974	$764,001

Goodwill increased $12,828 during the three months ended October 31, 2009 due to recent acquisition activity and the effects of foreign currency translation. Of the $12,828 increase, $12,050 was due to the positive effects of foreign currency translation and $778 resulted from the acquisition of certain assets of Welco, a division of Welconstruct Group Limited (“Welco”). See Note M, “Acquisitions” for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	October 31, 2009				July 31, 2009
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$8,987	$(7,331)	$1,656	5	$8,976	$(7,165)	$1,811
Trademarks and other	7	8,544	(5,427)	3,117	7	7,703	(5,121)	2,582
Customer relationships	7	148,305	(83,132)	65,173	7	144,625	(76,912)	67,713
Non-compete agreements	4	11,950	(10,257)	1,693	4	11,502	(9,656)	1,846
Other	4	3,312	(3,297)	15	4	3,311	(3,296)	15
Unamortized other intangible assets:
Trademarks	N/A	41,767	—	41,767	N/A	41,787	—	41,787

Total		$222,865	$(109,444)	$113,421		$217,904	$(102,150)	$115,754

The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at October 31, 2009 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and October 31, 2009. $580 and $501 of the purchase price of the Welco acquisition was allocated to the amortizable trademark and customer relationship intangible assets, respectively, for the three-month period ended October 31, 2009.
Amortization expense on intangible assets was $5,607 and $5,928 for the three-month periods ended October 31, 2009 and 2008, respectively. The amortization over each of the next five fiscal years is projected to be $23,059, $19,283, $12,222, $8,877 and $4,202 for the years ending July 31, 2010, 2011, 2012, 2013 and 2014, respectively.
NOTE C — Comprehensive Income (Loss)
Total comprehensive income (loss), which was comprised of net income, foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges, the unrealized gain on the post-retirement medical, dental and vision plan, and their related tax effects amounted to $45,840 and ($99,890) for the three months ended October 31, 2009 and 2008, respectively. The increase in total comprehensive income for the quarter ended October 31, 2009 as compared to the same period the previous year was due to the depreciation of the U.S. dollar against other currencies offset by the decrease in net income.

NOTE D — Net Income Per Common Share
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result of the adoption, the dividends on the Company’s performance-based restricted shares, granted in fiscal 2008, are included in the basic EPS calculations for all periods presented. The inclusion has not materially impacted the earnings per share for the three-months ended October 31, 2009 and 2008.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended October 31,
	2009	2008
Numerator:
Net income	$21,668	$37,110
Less:
Restricted stock dividends	(37)	(36)

Numerator for basic and diluted Class A net income per share	$21,631	$37,074

Less:
Preferential dividends	(816)	(823)
Preferential dividends on dilutive stock options	(11)	(11)

Numerator for basic and diluted Class B net income per share	$20,804	$36,240

Denominator: (in thousands)
Denominator for basic net income per share for both Class A and Class B	52,337	53,291
Plus: Effect of dilutive stock options	606	647

Denominator for diluted net income per share for both Class A and Class B	52,943	53,938

Class A Nonvoting Common Stock net income per share:
Basic	$0.41	$0.70
Diluted	$0.41	$0.69

Class B Voting Common Stock net income per share:
Basic	$0.40	$0.68
Diluted	$0.39	$0.67
Options to purchase approximately 2,360,000 and 1,613,500 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2009 and 2008, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E — Segment Information
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.
The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.
Following is a summary of segment information for the three months ended October 31, 2009 and 2008:

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Totals
Three months ended October 31, 2009:
Revenues from external customers	$136,239	$94,335	$87,912	$318,486	$—	$318,486
Intersegment revenues	13,434	1,755	3,969	19,158	(19,158)	—
Segment profit	32,801	24,862	15,127	72,790	(2,920)	69,870

Three months ended October 31, 2008:
Revenues from external customers	$160,916	$108,215	$109,186	$378,317	$—	$378,317
Intersegment revenues	14,381	1,511	7,988	23,880	(23,880)	—
Segment profit	35,524	31,138	22,401	89,063	(2,307)	86,756
Following is a reconciliation of segment profit to net income for the three months ended October 31, 2009 and 2008:

	Three months ended:
	October 31,
	2009	2008
Total profit from reportable segments	$72,790	$89,063
Corporate and eliminations	(2,920)	(2,307)
Unallocated amounts:
Administrative costs	(30,712)	(28,923)
Restructuring charge	(3,601)	(1,639)
Investment and other income	48	1,852
Interest expense	(5,162)	(6,361)

Income before income taxes	30,443	51,685
Income taxes	(8,775)	(14,575)
Net income	$21,668	$37,110

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
As of October 31, 2009, the Company has reserved 5,538,206 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 2,230,500 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2009 and 2008 was $2,952 ($1,801 net of taxes) and $2,092 ($1,276 net of taxes), respectively. As of October 31, 2009, total unrecognized compensation cost related to share-based compensation awards was $19,657 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.6 years.
The Company has estimated the fair value of its service-based and performance-based option awards granted during the three months ended October 31, 2009 and 2008 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three Months Ended		Three Months Ended
	October 31, 2009		October 31, 2008
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.96	6.57	6.57	N/A
Expected volatility	39.83%	38.72%	31.80%	N/A
Expected dividend yield	3.02%	3.02%	1.78%	N/A
Risk-free interest rate	2.65%	3.03%	3.29%	N/A
Weighted-average market value of underlying stock at grant date	$28.73	28.73	$35.42	N/A
Weighted-average exercise price	$28.73	28.73	$35.42	N/A
Weighted-average fair value of options granted during the period	$8.78	8.96	$11.04	N/A
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
The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of October 31, 2009, 210,000 performance-based restricted shares were outstanding.
The Company granted 525,000 performance-based options during the three months ended October 31, 2009, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.96. The Company also granted 893,500 service-based options during the three months ended October 31, 2009, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.78.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2009	3,980,606	$27.96
New grants	1,418,500	$29.12
Exercised	(47,000)	$15.71
Forfeited or expired	(23,900)	$32.01

Outstanding at October 31, 2009	5,328,206	$28.37	6.6	$15,838

Exercisable at October 31, 2009	2,790,910	$27.68	4.6	$11,945

There were 2,790,910 and 2,424,376 options exercisable with a weighted average exercise price of $27.68 and $25.05 at October 31, 2009 and 2008, respectively. The cash received from the exercise of options during the quarters ended October 31, 2009 and 2008 was $716 and $1,162, respectively. The cash received from the tax benefit on options exercised during the quarters ended October 31, 2009 and 2008 was $202 and $446, respectively.
The total intrinsic value of options exercised during the three months ended October 31, 2009 and 2008, based upon the average market price at the time of exercise during the period, was $661 and $1,479, respectively. The total fair value of stock options vested during the three months ended October 31, 2009 and 2008, was $139 and $84, respectively.
NOTE G — Stockholders’ Equity
In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million additional shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. No shares were repurchased during the quarter ended October 31, 2009. As of October 31, 2009, 306,200 shares remained to be purchased in connection with this share repurchase plan.
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
The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2010 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2009.

NOTE I — Fair Value Measurements
The Company adopted new accounting guidance on fair value measurements on August 1, 2008 as it relates to financial assets and liabilities. The Company adopted the new accounting guidance on fair value measurements for its nonfinancial assets and liabilities on August 1, 2009. The accounting guidance applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. The accounting guidance indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.
The accounting guidance on fair value measurements establishes a fair market value hierarchy for the pricing inputs used to measure fair market value. The Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At October 31, 2009 and July 31, 2009, $8,262 and $8,239 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At October 31, 2009 and July 31, 2009, $683 and $248, respectively, of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Other current liabilities,” on the accompanying Condensed Consolidated Balance Sheets. At October 31, 2009, $115 of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheets. At July 31, 2009, $130 of the Company’s forward contracts not designated as hedging instruments were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets.” See Note L, “Derivatives and Hedging Activities” for additional information regarding the Company’s hedging and derivatives activities.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of October 31, 2009, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, accrued liabilities and short- and long-term debt. The fair values of cash, receivables, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $404,013 and $412,678 at October 31, 2009 and July 31, 2009, respectively, as compared to the carrying value of $391,350 at both October 31, 2009 and July 31, 2009.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three months ended October 31, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than the acquisition of Welco. See Note M, “Acquisitions” for further discussion.

NOTE J — New Accounting Pronouncements
In December 2007, the FASB issued new accounting guidance related to business combinations. This guidance requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
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
This guidance applies to business combinations for which the acquisition date is on or after August 1, 2009. The impact of this guidance on the Company’s future consolidated financial statements will depend on the size and nature of future acquisitions. The impact during the three months ended October 31, 2009 was not significant. See Note M, “Acquisitions” for further discussion.
In April 2009, the FASB issued new accounting guidance related to the accounting for assets and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies the guidance issued in December 2007 related to business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance has been applied on a prospective basis for business combinations for which the acquisition date is on or after August 1, 2009. The impact of this guidance on the Company’s future consolidated financial statements will depend on the size and nature of future acquisitions. The impact during the three months ended October 31, 2009 was not significant. See Note M, “Acquisitions” for further discussion.
In April 2009, the FASB issued new accounting guidance related to interim disclosures on the fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new accounting guidance on August 1, 2009. See Note I “Fair Value Measurements” for the required disclosures.
In June 2009, the FASB issued new accounting guidance for variable interest entities. This guidance makes changes to the overall consolidation analysis. This guidance is effective as of the beginning of fiscal years that begin after November 15, 2009. The Company expects to adopt this standard on August 1, 2010. The Company is in the process of evaluating the impact that will result from adopting this guidance on the Company’s results of operations and financial disclosures when such statement is adopted.
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued new accounting guidance that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The guidance does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The guidance is effective for the Company on August 1, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE K — Restructuring
In fiscal 2009, in response to the global economic downturn, the Company announced it would take several measures to address its cost structure. In addition to a company-wide salary freeze, a reduction in its contract labor and decreased discretionary spending, the Company reduced its workforce by 25%. The Company implemented a plan to reduce its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $25,849 in fiscal 2009. The restructuring charges included $21,279 of employee separation costs, $2,101 of non-cash fixed asset write-offs, $1,194 of other facility closure related costs, $1,275 of contract termination costs, and $368 of non-cash stock option expense. The Company continued executing its restructuring actions that were announced in fiscal 2009 during the first quarter of fiscal 2010.
During the three months ended October 31, 2009, the Company recorded restructuring charges of $3,601, which consisted of $2,581 of employee separation costs, $391 of fixed asset write-offs, $627 of other facility closure related costs, and $2 of contract termination costs. Of the $3,601 of restructuring charges recorded during the three months ended October 31, 2009, $1,110 was incurred in the Americas, $1,412 was incurred in Europe, and $1,079 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made within the next twelve months.
A reconciliation of the Company’s fiscal 2010 restructuring activity is as follows:

	Employee	Asset Write-
	Related	offs	Other	Total
Beginning balance, July 31, 2009	$4,445	$	$877	$5,322
Restructuring charge	2,581	391	629	3,601
Non-cash write-offs	—	(288)	—	(288)
Cash payments	(2,930)	—	(545)	(3,475)

Ending balance, October 31, 2009	$4,096	$103	$961	$5,160
NOTE L — Derivatives and Hedging Activities
The Company primarily utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2009, the notional amount of outstanding forward contacts was $21,009.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the quarters ended October 31, 2009 and October 31, 2008.
The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, and the Korean Won. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from intercompany sales and identified inventory or other asset purchases.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. At October 31, 2009, unrealized losses of $585 have been included in OCI. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged intercompany transactions impact earnings.

At October 31, 2009, the Company had $115 of forward exchange contracts included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheet. At October 31, 2009, the Company had $683 of forward exchange contracts included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheet. At October 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $21,009, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Danish Krone.
Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives					Liability Derivatives
	October 31, 2009			July 31, 2009		October 31, 2009		July 31, 2009
	Balance Sheet	Fair		Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value		Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Prepaid expenses and other current assets		$115	Prepaid expenses and other current assets	$—	Other current liabilities	$683	Other current liabilities	$248

Total derivatives designated as hedging instruments			$115		$—		$683		$248

Foreign exchange contracts	Prepaid expenses and other current assets	$		Prepaid expenses and other current assets	$130	Other current liabilities	$—	Other current liabilities	$—

Total derivatives not designated as hedging instruments		$			$130		$—		$—

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

	Amount of Gain or			Amount of Gain or (Loss)			Amount of Gain or (Loss)
	(Loss) Recognized in			Reclassified From			Recognized in Income on
	OCI on Derivative			Accumulated OCI Into Income		Location of	Derivative (Ineffective
	(Effective Portion)			(Effective Portion)		Gain or (Loss)	Portion)
	Three	Three	Location of Gain or	Three	Three	Recognized in	Three	Three
Derivatives in	months	months	(Loss) Reclassified	months	months	Income on	months	months
Cash Flow	ended	ended	From Accumulated	ended	ended	Derivative	ended	ended
Hedging	October	October	OCI into Income	October	October	(Ineffective	October	October
Relationships	31, 2009	31, 2008	(Effective Portion)	31, 2009	31, 2008	Portion)	31, 2009	31, 2008
Foreign exchange contracts	$(321)	$2,897	Cost of Goods Sold	$228	$(693)	Cost of Goods Sold	$—	$—

Total	$(321)	$2,897		$228	$(693)		$—	$—

NOTE M — Acquisitions
On October 9, 2009, the Company acquired certain assets of the Welco division of Welconstruct Group Limited located in the United Kingdom. The Welco division conducts a “direct marketing business” consisting of sales of storage, handling, office and workplace products, and equipment via catalog and the internet to industrial and commercial markets under the name and title “Welco.” The purchase price for the acquisition was $1,840 in cash, of which $778 was assigned to goodwill. The results of the operations of the acquired business have been included since the respective dates of acquisition in the accompanying condensed consolidated financial statements.
NOTE N — Subsequent Events:
On November 19, 2009, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on January 29, 2010 to shareholders of record at the close of business on January 8, 2010.
The Company has evaluated subsequent events through the date these financial statements were issued, December 4, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Korea, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Slovakia, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
Sales for the quarter ended October 31, 2009, declined 15.8% to $318.5 million, compared to $378.3 million in the same period of fiscal 2009. Of the 15.8% decrease in sales, organic sales declined 15.9% partially offset by a 0.1% increase in revenues from acquisitions. There was minimal effect on sales from the fluctuations in the exchange rates used to translate financial results into the United States Dollar for the three months ended October 31, 2009 and 2008. Net income for the quarter ended October 31, 2009, was $21.7 million or $0.41 per diluted Class A Nonvoting Common Share, down 41.6% from $37.1 million or $0.69 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year. Net income before restructuring related expense for the quarter ended October 31, 2009 was $24.3 million, or $0.46 per diluted Class A Nonvoting Common Share, down 36.6% from $38.3 million or $0.71 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.

Results of Operations
Sales for the three months ended October 31, 2009 were down 15.8% compared to the same period in fiscal 2009. Of the 15.8% decrease in sales, organic sales declined 15.9%, partially offset by a 0.1% increase in sales from the acquisition of certain assets of the Welco division of Welconstruct Group Limited (“Welco”) in the United Kingdom. There was minimal effect on sales from the fluctuations in the exchange rates used to translate financial results into the United States Dollar for the three months ended October 31, 2009 and 2008. The decline in organic sales for the quarter ended October 31, 2009, was due primarily to a 15.2%, 12.3%, and 20.4% decrease in sales in the Americas, Europe, and Asia-Pacific segments.
Gross margin as a percentage of sales increased to 49.4% for the quarter ended October 31, 2009, compared to 47.9% in the same period of the previous year. The increase in gross margin as a percentage of sales was mainly due to the cost reduction efforts and restructuring activities that began in the second quarter of fiscal 2009.
Research and development (“R&D”) expenses increased 6.1% to $9.6 million for the three months ended October 31, 2009, compared to $9.1 million for the same period in the prior year. As a percentage of sales, R&D expenses increased to 3.0% in the first quarter of fiscal 2010 from 2.4% in the same period of fiscal 2009, evidencing the Company’s continued commitment to innovation and new product development.
Selling, general, and administrative (“SG&A”) expenses decreased 4.9% to $108.7 million for the three months ended October 31, 2009, as compared to $114.3 million for the same period in the prior year. The decrease in SG&A expenses was due to the realization of savings from prior year cost reduction activities and restructuring activities. As a percentage of sales, SG&A expenses increased to 34.1% in the first quarter of fiscal 2010 from 30.2% in the same period of fiscal 2009.
Restructuring charges were $3.6 and $1.6 million during the three months ended October 31, 2009 and 2008, respectively. In fiscal 2009, in response to the global economic downturn the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facility consolidations during the three months ended October 31, 2009. The Company expects to incur approximately $15.0 million of restructuring charges during fiscal year 2010 and expects to complete this restructuring plan during the remainder of fiscal 2010.
Investment and other income decreased to $0.1 million for the quarter ended October 31, 2009 from $1.9 million for the quarter ended October 31, 2008. Interest income earned in the first quarter of fiscal 2010 was $0.3 million, as compared to $1.2 million in the first quarter of fiscal 2009. The $0.1 million of investment and other income recorded for the quarter ended October 31, 2009 consisted of $0.3 million of interest income and $0.3 million gain on securities held in executive deferred compensation plans partially offset by $0.5 million in foreign exchange losses. The $1.9 million of investment and other income recorded for the quarter ended October 31, 2008 consisted of $1.2 million of interest income and $0.8 million in foreign exchange gains partially offset by $0.1 million loss on securities held in executive deferred compensation plans.
Interest expense decreased to $5.2 million for the quarter ended October 31, 2009 from $6.4 million for the quarter ended October 31, 2008. In fiscal 2009, the Company paid the annual installment of $21.4 million related to the debt securities issued in June 2004 as well as an additional prepayment of $65.8 million. As a result of a lower principal balance under the related debt facilities, the Company’s interest expense decreased in the first quarter of fiscal 2010 as compared to the same period in the prior year.
The Company’s effective tax rate was 28.8% for the quarter ended October 31, 2009 and 28.2% for the same period of the previous year. The slight increase in the effective tax rate was due to an increase in the unrecognized tax benefit accrued during the period ended October 31, 2009. The Company expects the full year effective tax rate for fiscal 2010 to be approximately 28%.
Net income for the three months ended October 31, 2009, decreased 41.6% to $21.7 million, compared to $37.1 million for the same quarter of the previous year. Net income as a percentage of sales decreased to 6.8% for the quarter ended October 31, 2009 from 9.8% for the same period in the prior year. Net income before restructuring related expenses was $24.3 million, or $0.46 per diluted Class A Common Share for the three months ended October 31, 2009 compared to $38.3 million, or $0.71 per diluted Class A Common Share for the same period of the previous year.

Business Segment Operating Results
The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
Following is a summary of segment information for the three months ended October 31, 2009 and 2008:

					Corporate
			Asia-	Total	and
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2009	$136,239	$94,335	$87,912	$318,486	$—	$318,486
October 31, 2008	$160,916	$108,215	$109,186	$378,317	$—	$378,317

SALES GROWTH INFORMATION
Three months ended October 31, 2009
Organic	(15.2)%	(12.3)%	(20.4)%	(15.9)%	—	(15.9)%
Currency	(0.1)%	(0.7)%	0.9%	0.0%	—	0.0%
Acquisitions	0.0%	0.2%	0.0%	0.1%	—	0.1%

Total	(15.3)%	(12.8)%	(19.5)%	(15.8)%	—	(15.8)%

SEGMENT PROFIT
Three months ended:
October 31, 2009	$32,801	$24,862	$15,127	$72,790	$(2,920)	$69,870
October 31, 2008	$35,524	$31,138	$22,401	$89,063	$(2,307)	$86,756
Percentage (decrease) increase	(7.7)%	(20.2)%	(32.55)%	(18.3)%	26.6%	(19.5)%
NET INCOME RECONCILIATION

	Three months ended:
	October 31,
(Dollars in thousands)	2009	2008
Total profit from reportable segments	$72,790	$89,063
Corporate and eliminations	(2,920)	(2,307)
Unallocated amounts:
Administrative costs	(30,712)	(28,923)
Restructuring charges	(3,601)	(1,639)
Investment and other income	48	1,852
Interest expense	(5,162)	(6,361)

Income before income taxes	30,443	51,685
Income taxes	(8,775)	(14,575)
Net income	$21,668	$37,110

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.

Americas:
Sales in the Americas decreased 15.3% to $136.2 million for the quarter ended October 31, 2009, compared to $160.9 million for the same period in the prior year. Organic sales declined 15.2% in the first quarter of fiscal 2010 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales by 0.1% in the quarter. The decline in organic sales during the quarter was primarily driven by declining volumes of the manufacturing sectors and weakness in the MRO markets in the United States, partially offset by growth in Mexico as well as moderate growth in the OEM markets in the United States. Management expects the challenging business conditions in the region to continue through the first half of this fiscal year and anticipates a slow economic recovery in the second half of this fiscal year.
Segment profit decreased 7.7% to $32.8 million for the quarter ended October 31, 2009, compared to $35.5 million for the same period in the prior year. As a percentage of sales, segment profit increased to 24.1% for the quarter ended October 31, 2009 from 22.1% for the same period in the prior year. The increase in segment profit as a percentage of sales was primarily due to the cost reduction efforts and restructuring activities that began in the second quarter of fiscal 2009. The cost reduction initiatives incurred during fiscal 2009 improved the Company’s cost structure throughout the quarter. The Company continues the lean and facility rationalization activities to reduce costs and improve margin.
Europe:
Europe sales declined 12.8% to $94.3 million for the quarter ended October 31, 2009, compared to $108.2 million for the same period in the prior year. Organic sales were down 12.3% in the quarter as compared to the same period last year. Sales were slightly affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, primarily the Euro and the British pound, which decreased sales within the region by 0.7% in the quarter. The fiscal 2010 acquisition of Welco increased sales by 0.2% in the quarter. The decline in organic sales during the quarter ended October 31, 2009 was primarily due to the global economic downturn, offset by increased MRO business due to the swine-flu campaigns in the United Kingdom and France. Management expects the challenging business conditions in the region to continue through the first half of this fiscal year and anticipates a slow economic recovery in the second half of this fiscal year.
Segment profit decreased 20.2% to $24.9 million for the quarter ended October 31, 2009, compared to $31.1 million for the same period of the prior year. As a percentage of sales, segment profit decreased to 26.4% in the first quarter of fiscal 2010 from 28.7% in the first quarter of fiscal 2009. The decline in segment profit in fiscal 2010 as compared to the same period of the prior year was attributable to the declining sales volumes and the impact of foreign currency translation. In response to the sales downturn, the segment has implemented cost saving measures that have generated savings to partially offset the impact of lower sales volumes.
Asia-Pacific:
Asia-Pacific sales decreased 19.5% to $87.9 million for the quarter ended October 31, 2009, compared to $109.2 million for the same period in the prior year. Organic sales were down 20.4% in the quarter as compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, which increased sales within the region by 0.9% in the quarter. The decline in organic sales during the quarter ended October 31, 2009 was primarily due to the overall decline in the electronics and mobile handset markets and aggressive pricing demands from customers, slightly offset by increased demand for MRO products to support infrastructure development sponsored by government stimulus spending in the region. Management expects the challenging business conditions in the region to continue through the first half of this fiscal year and anticipates a slow economic recovery in the second half of this fiscal year.
Segment profit decreased 32.5% to $15.1 million for the quarter ended October 31, 2009, compared to $22.4 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 17.2% in the first quarter of fiscal 2010 from 20.5% in the first quarter of fiscal 2009. The decrease in segment profit was primarily the result of the decrease in sales and increased focus on research and development, partially offset by the fiscal 2009 cost reduction efforts and restructuring activities. During the quarter the Company implemented capacity rationalization, process improvements driven by the Brady Business Performance System and raw material supplier partnerships to improve the Company’s profitability.

Financial Condition
The Company’s current ratio remained constant at 2.3 for both quarters ended October 31, 2009 and July 31, 2009. Cash and cash equivalents were $207.6 million at October 31, 2009, compared to $188.2 million at July 31, 2009. The increase in cash of $19.4 million was the result of cash provided by operations of $33.8 million, cash used in investing activities of $10.8 million, cash used in financing activities of $7.7 million, and the effects of the appreciation of the U.S. dollar against other currencies, which positively impacted cash in the amount of $4.1 million during the quarter ended October 31, 2009.
Accounts receivable increased $33.3 million during the three months ended October 31, 2009, primarily due to the increase in sales as compared to the three months ended July 31, 2009. Of the $33.3 million, $4.5 million was due to the effect of the fluctuations in the exchange rates used to translate financial statements into the U.S. dollar.
Inventories decreased $0.8 million for the quarter due to the continued focus on reducing inventory levels. The change in inventory was also a result of the $3.1 million decrease in volumes offset by the $2.3 million effect of the fluctuations in the exchange rates used to translate financial statements into the U.S. dollar. The net increase in current liabilities of $27.4 million for the quarter was primarily due to the increase in accrued wages as the Company accrued for the fiscal 2010 incentive compensation plans, in addition to the increases in the accounts payable and accrued liabilities.
Cash provided from operating activities totaled $33.8 million for the quarter ended October 31, 2009, compared to cash used in operating activities of $4.7 million for the same period last year. The decrease in the inventories and the increase in accounts payable and accrued liabilities were offset by an increase in accounts receivable resulting in an increase in the cash provided by operating activities as compared to the first quarter of fiscal 2009. The change in the accounts payable and accrued liabilities was primarily due to the accrual of the fiscal 2010 incentive compensation plans during the three months ended October 31, 2009. Incentive compensation plans were cancelled for fiscal 2009 due to the Company’s performance resulting from the economic downturn and, as such, no payouts for incentive compensation were made during the first quarter of fiscal 2010.
Capital expenditures were $9.0 million for the quarter ended October 31, 2009, compared to $6.4 million in the same period last year. The Company expects the capital expenditures to be approximately $25.0 million for fiscal 2010. Net cash used in financing activities was $7.7 million for the quarter ended October 31, 2009, related primarily to the payment of the Class A Common Stock dividends.
Cash used for acquisitions totaled $1.8 million for the quarter ended October 31, 2009 due to the acquisition of certain assets of Welco, a division of Welconstruct Group Limited. The Company did not complete any acquisitions during the quarter ended October 31, 2008.
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
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company paid equal installments of $21.4 million in June 2008 and June 2009. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes.

On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income excluding all extraordinary non-cash items for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of October 31, 2009, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of October 31, 2009, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.4 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2009, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.4 to 1.0 and the interest expense coverage ratio equal to 4.5 to 1.0.
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
Subsequent Events Affecting Financial Condition
On November 19, 2009, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on January 29, 2010 to shareholders of record at the close of business on January 8, 2010.

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
Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. Under the accounting guidelines established for reserves for uncertain tax positions, which the Company adopted as of August 1, 2007, the Company is unable to determine the period in which the cash settlement of any reserves for uncertain tax positions will occur with the respective taxing authority.
Related-Party Transactions — The Company does not have any related-party transactions that materially affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to attract and retain key talent; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance for new and existing products; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2009. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, and the Korean Won. As of October 31, 2009, the amount of outstanding foreign exchange contracts was $21 million.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2009, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the European currencies, primarily the Euro, changes between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Canadian dollar, changes between the U.S dollar and the Singapore dollar, and changes between the U.S. dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three months ending October 31, 2009 and 2008 were $24.8 million favorable and $(138.5) million unfavorable, respectively. As of October 31, 2009 and 2008, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $268 million and $230.3 million, respectively. The potential decrease in the net current assets as of October 31, 2009 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $26.8 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
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

PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on November 19, 2009. At the meeting, the following persons were elected to serve as the Company’s directors by the affirmative vote of 100% of the 3,538,628 shares of Class B Voting Common Stock until the next annual meeting of shareholders and until their successors have been elected:

Patrick W. Allender
Richard A. Bemis
Robert C. Buchanan
Chan W. Galbato
Conrad G. Goodkind
Frank W. Harris
Frank M. Jaehnert
Elizabeth I. Pungello
Bradley C. Richardson
On September 24, 2009, by written consent of the holders of 100% of the 3,538,628 shares of Class B Voting Common Stock, the shareholders approved the Brady Corporation 2010 Omnibus Incentive Stock Plan and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors, both of which are described in more detail under Item 9B, “Other Information,” of the Company’s Form 10-K for the fiscal year ended July 31, 2009.

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
SIGNATURES

BRADY CORPORATION
Date: December 4, 2009	/s/ F. M. Jaehnert
F. M. Jaehnert
President & Chief Executive Officer

Date: December 4, 2009	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)