Form 10-Q
period 2010-01-31
BRADY CORP
filed 2010-03-05
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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
As of February 28, 2010, there were outstanding 48,864,198 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 31, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,584	$188,156
Accounts receivable, less allowance for losses ($8,065 and $7,931, respectively)	203,375	191,189
Inventories:
Finished products	54,003	53,244
Work-in-process	16,729	13,159
Raw materials and supplies	26,611	27,405

Total inventories	97,343	93,808
Prepaid expenses and other current assets	37,501	36,274

Total current assets	543,803	509,427

Other assets:
Goodwill	767,692	751,173
Other intangible assets	111,388	115,754
Deferred income taxes	38,141	36,374
Other	22,783	18,551
Property, plant and equipment:
Cost:
Land	6,334	6,335
Buildings and improvements	99,188	96,968
Machinery and equipment	287,434	283,301
Construction in progress	11,371	7,869

	404,327	394,473
Less accumulated depreciation	253,269	242,485

Net property, plant and equipment	151,058	151,988
Total	$1,634,865	$1,583,267

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$82,008	$83,793
Wages and amounts withheld from employees	50,279	36,313
Taxes, other than income taxes	6,818	6,262
Accrued income taxes	8,737	5,964
Other current liabilities	46,877	45,247
Current maturities on long-term obligations	44,893	44,893

Total current liabilities	239,612	222,472
Long-term obligations, less current maturities	346,457	346,457
Other liabilities	66,513	63,246

Total liabilities	652,582	632,175

Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,856,512 and 48,780,560 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	302,374	298,466
Earnings retained in the business	691,667	673,342
Treasury stock — 2,194,975 and 2,270,927 shares, respectively of Class A nonvoting common stock, at cost	(67,504)	(69,823)
Accumulated other comprehensive income	58,709	53,051
Other	(3,511)	(4,492)

Total stockholders’ investment	982,283	951,092

Total	$1,634,865	$1,583,267

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,			Six Months Ended January 31,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2010	2009	Change	2010	2009	Change
Net sales	$295,829	$266,449	11.0%	$614,315	$644,766	(4.7% )
Cost of products sold	148,911	140,307	6.1%	309,955	337,478	(8.2% )

Gross margin	146,918	126,142	16.5%	304,360	307,288	(1.0% )

Operating expenses:
Research and development	10,632	8,503	25.0%	20,241	17,559	15.3%
Selling, general and administrative	108,735	93,613	16.2%	217,411	207,870	4.6%
Restructuring charge — (See Note K)	3,649	19,408	N/A	7,250	21,047	N/A

Total operating expenses	123,016	121,524	1.2%	244,902	246,476	(.6% )

Operating income	23,902	4,618	417.6%	59,458	60,812	(2.2% )

Other income (expense):
Investment and other income (expense) — net	1,104	(1,698)	165.0%	1,153	154	648.7%
Interest expense	(5,163)	(6,314)	18.2%	(10,325)	(12,675)	18.5%

Income (loss) before income taxes	19,843	(3,394)	684.6%	50,286	48,291	4.1%

Income taxes	4,842	756	540.5%	13,617	15,331	(11.2% )

Net income (loss)	$15,001	$(4,150)	461.5%	$36,669	$32,960	11.3%

Per Class A Nonvoting Common Share:
Basic net income (loss)	$0.29	$(0.08)	462.5%	$0.70	$0.62	12.9%
Diluted net income (loss)	$0.28	$(0.08)	450.0%	$0.69	$0.62	11.3%
Dividends	$0.175	$0.17	2.9%	$0.35	$0.34	2.9%

Per Class B Voting Common Share:
Basic net income (loss)	$0.29	$(0.08)	462.5%	$0.68	$0.61	11.5%
Diluted net income (loss)	$0.28	$(0.08)	450.0%	$0.67	$0.60	11.7%
Dividends	$0.175	$0.17	2.9%	$0.33	$0.32	4.1%

Weighted average common shares outstanding (in thousands):
Basic	52,370	52,350		52,354	52,821
Diluted	53,096	52,350		53,020	53,144
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	January 31,
	(Unaudited)
	2010	2009
Operating activities:
Net income	$36,669	$32,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,366	27,193
Non-cash portion of restructuring charges	1,420	1,916
Non-cash portion of stock-based compensation expense	5,156	4,244
Deferred income taxes	(4,398)	515
Other	(174)	759
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(10,300)	42,156
Inventories	(1,891)	(548)
Prepaid expenses and other assets	(1,585)	(3,648)
Accounts payable and accrued liabilities	13,229	(64,413)
Income taxes	2,670	(17,428)
Other liabilities	(129)	(1,689)

Net cash provided by operating activities	68,033	22,017

Investing activities:
Acquisition of businesses, net of cash acquired	(20,299)	—
Purchase price adjustment	—	3,514
Payments of contingent consideration	—	(1,405)
Purchases of property, plant and equipment	(14,974)	(12,948)
Other	(570)	1,998

Net cash used in investing activities	(35,843)	(8,841)

Financing activities:
Payment of dividends	(18,344)	(17,985)
Proceeds from issuance of common stock	1,672	1,284
Principal payments on debt	—	(2)

Purchase of treasury stock	—	(40,267)
Excess income tax benefit from the exercise of stock options and deferred compensation distribution	380	847

Net cash used in financing activities	(16,292)	(56,123)

Effect of exchange rate changes on cash	1,530	(30,317)

Net increase (decrease) in cash and cash equivalents	17,428	(73,264)
Cash and cash equivalents, beginning of period	188,156	258,355

Cash and cash equivalents, end of period	$205,584	$185,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$10,313	$12,563
Income taxes, net of refunds	10,817	27,384
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$8,829	$—
Liabilities assumed	(2,678)	—
Goodwill	14,148	—

Net cash paid for acquisitions	$20,299	$—

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2010
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2010 and July 3l, 2009, its results of operations for the three and six months ended January 31, 2010 and 2009, and its cash flows for the six months ended January 31, 2010 and 2009. The condensed consolidated balance sheet as of July 31, 2009 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The Company reclassified the “Deferred income taxes” as a separate line item, previously included in the “Other” Operating activities line item on the Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2009. This reclassification had no effect on total assets, net income, or earnings per share.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2010, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173
Current year adjustments	13,370	778	—	14,148
Translation adjustments	330	(1,944)	3,985	2,371

Balance as of January 31, 2010	$423,835	$165,085	$178,772	$767,692

Goodwill increased $16,519 during the six months ended January 31, 2010 due to the recent acquisition activity and the positive effects of foreign currency translation. Of the $16,519 increase, $2,371 was due to the positive effects of foreign currency translation, $778 resulted from the acquisition of certain assets of Welco, a division of Welconstruct Group Limited (“Welco”) in the first quarter of fiscal 2010, and $13,370 resulted from the acquisition of Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”) in the second quarter of fiscal 2010. See Note M, “Acquisitions” for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	January 31, 2010				July 31, 2009
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,088	$(7,503)	$1,585	5	$8,976	$(7,165)	$1,811
Trademarks and other	7	8,354	(5,439)	2,915	7	7,703	(5,121)	2,582
Customer relationships	7	151,215	(87,322)	63,893	7	144,625	(76,912)	67,713
Non-compete agreements	4	11,812	(10,426)	1,386	4	11,502	(9,656)	1,846
Other	4	3,311	(3,298)	13	4	3,311	(3,296)	15
Unamortized other intangible assets:
Trademarks	N/A	41,596	—	41,596	N/A	41,787	—	41,787

Total		$225,376	$(113,988)	$111,388		$217,904	$(102,150)	$115,754

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at January 31, 2010 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2010. The acquisitions completed during the six months ended January 31, 2010 contributed to the increase in the customer relationships of $5,490 and an increase in the amortizable trademarks of $635. See Note M, “Acquisitions” for further discussion.
Amortization expense on intangible assets was $5,628 and $5,601 for the three-month periods ended January 31, 2010 and 2009, respectively and $11,235 and $11,529 for the six-month periods ended January 31, 2010 and 2009, respectively. Annual amortization is projected to be $23,500, $19,757, $12,712, $9,409 and $4,749 for the years ending July 31, 2010, 2011, 2012, 2013 and 2014, respectively.
NOTE C — Comprehensive Income (Loss)
Total comprehensive income (loss), which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to ($3,513) and ($4,738) for the three months ended January 31, 2010 and 2009, respectively and $42,327 and ($104,628) for the six months ended January 31, 2010 and 2009, respectively. The increase in total comprehensive income for the three and six months ended January 31, 2010 as compared to the same periods in the previous year was primarily the result of the increase in net income as well as the depreciation of the U.S. dollar against other currencies.

NOTE D — Net Income Per Common Share
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result of the adoption, the dividends on the Company’s performance-based restricted shares, granted in fiscal 2008, are included in the basic EPS calculations for all periods presented. The inclusion has not materially impacted the earnings per share for the three and six months ended January 31, 2010 and 2009.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
Numerator:
Net income (loss) (numerator for basic and diluted Class A net income per share)	$15,001	$(4,150)	$36,669	$32,960
Less:
Restricted stock dividends	(37)	(36)	(74)	(72)

Numerator for basis and diluted Class A net income per share	$14,964	$(4,114)	$36,595	$32,888

Less:
Preferential dividends	—	—	(816)	(823)
Preferential dividends on dilutive stock options	—	—	(11)	(11)

Numerator for basic and diluted Class B net income per share	$14,964	$(4,114)	$35,768	$32,054

Denominator:
Denominator for basic net income per share for both Class A and Class B	52,370	52,350	52,354	52,821
Plus: Effect of dilutive stock options	726	—	666	323

Denominator for diluted net income per share for both Class A and Class B	53,096	52,350	53,020	53,144

Class A Nonvoting Common Stock net (loss) income per share:
Basic	$0.29	$(0.08)	$0.70	$0.62
Diluted	$0.28	$(0.08)	$0.69	$0.62

Class B Voting Common Stock net (loss) income per share:
Basic	$0.29	$(0.08)	$0.68	$0.61
Diluted	$0.28	$(0.08)	$0.67	$0.60
For the three months ended January 31, 2009, the Company was in a net loss position. As a result of the Company’s net loss position, no additional shares were included in the diluted per-share amount for the three months ended January 31, 2009.
Options to purchase approximately 3,019,000 and 2,690,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2010, respectively, and 3,700,000 and 2,657,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2009, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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
Following is a summary of segment information for the three and six months ended January 31, 2010 and 2009:

					Corporate
				Total	And
	Americas	Europe	Asia-Pacific	Region	Eliminations	Totals
Three months ended January 31, 2010:
Revenues from external customers	$121,603	$96,614	$77,612	$295,829	$—	$295,829
Intersegment revenues	14,129	822	4,932	19,883	(19,883)	—
Segment profit	23,546	25,947	10,687	60,180	(3,683)	56,497

Three months ended January 31, 2009:
Revenues from external customers	$122,970	$87,201	$56,278	$266,449	$—	$266,449
Intersegment revenues	9,536	1,286	5,070	15,892	(15,892)	—
Segment profit	22,041	22,945	4,122	49,108	(2,607)	46,501

Six months ended January 31, 2010:
Revenues from external customers	$257,842	$190,949	$165,524	$614,315	$—	$614,315
Intersegment revenues	27,564	2,577	8,901	39,042	(39,042)	—
Segment profit	56,347	50,809	25,814	132,970	(6,603)	126,367

Six months ended January 31, 2009:
Revenues from external customers	$283,886	$195,416	$165,464	$644,766	$—	$644,766
Intersegment revenues	23,917	2,797	13,058	39,772	(39,772)	—
Segment profit	57,564	54,084	26,523	138,171	(4,914)	133,257
Following is a reconciliation of segment profit to net income (loss) for the three months and six months ended January 31, 2010 and 2009:

	Three months ended:		Six months ended:
	January 31,		January 31,
	2010	2009	2010	2009
Total profit from reportable segments	$60,180	$49,108	$132,970	$138,171
Corporate and eliminations	(3,683)	(2,607)	(6,603)	(4,914)
Unallocated amounts:
Administrative costs	(28,946)	(22,475)	(59,659)	(51,398)
Restructuring charges	(3,649)	(19,408)	(7,250)	(21,047)
Investment and other income (expense)	1,104	(1,698)	1,153	154
Interest expense	(5,163)	(6,314)	(10,325)	(12,675)

Income (loss) before income taxes	19,843	(3,394)	50,286	48,291
Income taxes	(4,842)	(756)	(13,617)	(15,331)

Net income (loss)	$15,001	$(4,150)	$36,669	$32,960

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
As of January 31, 2010, the Company has reserved 5,348,639 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 2,228,500 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2010 and 2009 was $2,205 ($1,345 net of taxes) and $2,152 ($1,313 net of taxes), respectively, and expense recognized during the six months ended January 31, 2010 and 2009 was $5,156 ($3,145 net of taxes) and $4,244 ($2,589 net of taxes), respectively. As of January 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $17,198 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.
The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2010 and 2009 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended		Six Months Ended
	January 31, 2010		January 31, 2009
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.95	6.57	5.97	N/A
Expected volatility	39.85%	38.72%	36.01%	N/A
Expected dividend yield	3.02%	3.02%	1.75%	N/A
Risk-free interest rate	2.65%	3.03%	2.03%	N/A
Weighted-average market value of underlying stock at grant date	$28.73	28.73	$21.31	N/A
Weighted-average exercise price	$28.73	28.73	$21.31	N/A
Weighted-average fair value of options granted during the period	$8.78	8.96	$6.32	N/A
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
The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during the six months ended January 31, 2010. As of January 31, 2010, 210,000 performance-based restricted shares were outstanding.
The Company granted 525,000 performance-based options during the six months ended January 31, 2010, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.96. The Company also granted 901,000 service-based options during the six months ended January 31, 2010, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.78.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2009	3,980,606	$27.96
New grants	1,426,000	$29.12
Exercised	(96,567)	$16.91
Forfeited or expired	(171,400)	$33.22

Outstanding at January 31, 2010	5,138,639	$28.32	6.6	$17,013

Exercisable at January 31, 2010	3,340,857	$28.52	4.8	$14,072

There were 3,340,857 and 2,885,483 options exercisable with a weighted average exercise price of $28.52 and $27.27 at January 31, 2010 and 2009, respectively. The cash received from the exercise of options during the three months ended January 31, 2010 and 2009 was $956 and $122, respectively. The cash received from the exercise of options during the six months ended January 31, 2010 and 2009 was $1,672 and $1,284, respectively. The cash received from the tax benefit on options exercised during the quarters ended January 31, 2010 and 2009 was $181 and $86, respectively. The cash received from the tax benefit on options exercised during the six months ended January 31, 2010 and 2009 was $383 and $532, respectively.
The total intrinsic value of options exercised during the six months ended January 31, 2010 and 2009, based upon the average market price at the time of exercise during the period, was $1,266 and $1,702, respectively. The total fair value of stock options vested during the six months ended January 31, 2010 and 2009, was $12,054 and $7,194, respectively.
NOTE G — Stockholders’ Investment
In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. No shares were repurchased during the quarter ended January 31, 2010 or for the six months ended January 31, 2010. As of January 31, 2010, there remained 306,200 shares available to purchase in connection with this share repurchase plan.
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
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At January 31, 2010 and July 31, 2009, $8,301 and $8,239 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At January 31, 2010 and July 31, 2009, $250 and $248, respectively, of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Other current liabilities,” on the accompanying Condensed Consolidated Balance Sheets. At January 31, 2010, $131 of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheets. At July 31, 2009, $130 of the Company’s forward contracts not designated as hedging instruments were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets.” See Note L, “Derivatives and Hedging Activities” for additional information regarding the Company’s hedging and derivatives activities.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of January 31, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, accrued liabilities and short- and long-term debt. The fair values of cash, receivables, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $418,693 and $412,678 at January 31, 2010 and July 31, 2009, respectively, as compared to the carrying value of $391,350 at both January 31, 2010 and July 31, 2009.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three and six months ended January 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than the acquisitions of Welco and Stickolor. See Note M, “Acquisitions” for further information.

NOTE J — New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to business combinations. This guidance requires acquiring entities to recognize all the assets and liabilities assumed in a transaction at fair values as of the acquisition date, but changes the accounting treatment for certain items, including:
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
This guidance applies to business combinations for which the acquisition date is on or after August 1, 2009. The impact of this guidance on the Company’s future consolidated financial statements will depend on the size and nature of future acquisitions. The impact during the six months ended January 31, 2010 was not significant. See Note M, “Acquisitions” for further discussion.
In April 2009, the FASB issued new accounting guidance related to the accounting for assets and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies the guidance issued in December 2007 related to business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance has been applied on a prospective basis for business combinations for which the acquisition date is on or after August 1, 2009. The impact of this guidance on the Company’s future consolidated financial statements will depend on the size and nature of future acquisitions. The impact during the six months ended January 31, 2010 was not significant. See Note M, “Acquisitions” for further discussion.
In April 2009, the FASB issued new accounting guidance related to interim disclosures on the fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this new accounting guidance on August 1, 2009. See Note I, “Fair Value Measurements” for the required disclosures.
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
In August 2009, the FASB issued new accounting guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company adopted this guidance on October 1, 2009. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued new accounting guidance that provides amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing GAAP. The guidance does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The guidance also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The guidance is effective for the Company on August 1, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE K — Restructuring
In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze, a reduction in its contract labor and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $25,849 in fiscal 2009. The restructuring charges included $20,911 of employee separation costs, $2,101 of non-cash fixed asset write-offs, $1,194 of other facility closure related costs, $1,275 of contract termination costs, and $368 of non-cash stock option expense. The Company continued executing its restructuring actions that were announced in fiscal 2009 during the first and second quarters of fiscal 2010.
During the three and six months ended January 31, 2010, the Company recorded restructuring charges of $3,649 and $7,250, respectively. The year-to-date restructuring charges consisted of $4,816 of employee separation costs, $1,420 of fixed asset write-offs, $942 of other facility closure related costs, and $72 of contract termination costs. Of the $7,250 of restructuring charges recorded during the six months ended January 31, 2010, $2,468 was incurred in the Americas, $2,441 was incurred in Europe, and $2,341 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made within the next twelve months.
A reconciliation of the Company’s restructuring activity for fiscal 2010 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2009	$4,445	$—	$877	$5,322
Restructuring charge	2,581	391	629	3,601
Non-cash write-offs	—	(288)	—	(288)
Cash payments	(2,930)	—	(545)	(3,475)

Ending balance, October 31, 2009	$4,096	$103	$961	$5,160

Restructuring charge	2,235	1,029	385	3,649
Non-cash write-offs		(1,132)	—	(1,132)
Cash payments	(2,985)	—	(594)	(3,579)

Ending balance, January 31, 2010	$3,346	$—	$752	$4,098

NOTE L — Derivatives and Hedging Activities
The Company primarily utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2010, the notional amount of outstanding forward contacts was $14,443.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Any ineffective portions are to be recognized in earnings immediately as a component of investment and other income. The amount of hedge ineffectiveness was not significant for the six months ended January 31, 2010. The amount of hedge ineffectiveness for the six months ended January 31, 2009 was $238.
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
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. At January 31, 2010 and July 31, 2009, unrealized losses of $248 and $35 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged intercompany transactions impact earnings.
At January 31, 2010, the Company had $131 of forward exchange contracts included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheet. At July 31, 2009, $130 of the Company’s forward exchange contracts not designated as hedging instruments under SFAS No. 133 were included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheet. At January 31, 2010 and July 31, 2009, the Company had $250 and $248, of forward exchange contracts included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheet, respectively. At January 31, 2010 and July 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $14,443 and $21,793, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Danish Krone.
Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2010		July 31, 2009		January 31, 2010		July 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Foreign exchange contracts	Prepaid expenses and other current assets	$131	Prepaid expenses and other current assets	$—	Other current liabilities	$250	Other current liabilities	$248

Total derivatives designated as hedging instruments		$131		$—		$250		$248

Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$130	Other current liabilities	$—	Other current liabilities	$—

Total derivatives not designated as hedging instruments		$—		$130		$—		$—

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

	Amount of Gain or		Amount of Gain or (Loss)				Amount of Gain or (Loss)
	(Loss) Recognized in		Reclassified From				Recognized in Income on
	OCI on Derivative		Accumulated OCI Into Income				Derivative (Ineffective
	(Effective Portion)		(Effective Portion)				Portion)
Location of
Gain or (Loss)
	Six	Six	Location of Gain or			Recognized in
Derivatives in	months	months	(Loss) Reclassified	Six months	Six months	Income on	Six months	Six months
Cash Flow	ended	ended	From Accumulated	ended	ended	Derivative	ended	ended
Hedging	January 31,	January 31,	OCI into Income	January 31,	January 31,	(Ineffective	January 31,	January 31,
Relationships	2010	2009	(Effective Portion)	2010	2009	Portion)	2010	2009
Foreign exchange contracts	$(69)	$2,914	Cost of Goods Sold	$144	$31	Cost of Goods Sold	$—	$238

Total	$(69)	$2,914		$144	$31		$—	$238

NOTE M — Acquisitions
On December 23, 2009, the Company acquired Stickolor Industria e Comercio de Auto Adesivos Ltda. (“Stickolor”), based in Saõ Paulo, Brazil for $18,459. Stickolor manufactures screen-printed custom labels, overlays and nameplates for automobiles, tractors, motorcycles, electronics, white goods and general industrial markets. The Stickolor business is included in the Company’s Americas segment. The purchase price allocation resulted in $13,370 assigned to goodwill, $4,989 assigned to customer relationships, and $55 assigned to trademark. The amounts assigned to the trademark and customer relationships are being amortized over 3 and 7 years, respectively. The Company expects the acquisition to further strengthen its position in the industrial identification market in Brazil and enhance its screen printing capabilities, as well as facilitate its growth into complementary markets in the region including automotive, agricultural equipment, and major appliances.
On October 9, 2009, the Company acquired certain assets of the Welco division of Welconstruct Group Limited, based in the United Kingdom for $1,840. The Welco division conducts a “direct marketing business” consisting of sales of storage, handling, office and workplace products, and equipment via catalog and the internet to industrial and commercial markets under the name and title “Welco.” The purchase price allocation resulted in $778 assigned to goodwill, $501 assigned to customer relationships, and $580 assigned to trademark. The amounts assigned to the trademark and customer relationships are being amortized over 10 and 6 years, respectively.
The results of the operations of the acquired business have been included since the respective dates of acquisition in the accompanying condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past 12 months and will adjust the allocations as additional information relative to the fair value of assets and liabilities of the acquired businesses becomes known. Pro forma information related to the acquisitions during the six months ended January 31, 2010 is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
NOTE N — Subsequent Events
On February 18, 2010, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on April 30, 2010 to shareholders of record at the close of business on April 9, 2010.

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
Sales for the quarter ended January 31, 2010, were up 11.0% to $295.8 million, compared to $266.4 million in the same period of fiscal 2009. Of the 11.0% increase in sales, organic sales increased 2.9%, acquisitions added 0.9% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar positively impacted sales 7.2%. Net income for the quarter ended January 31, 2010, was $15.0 million or $0.28 per diluted Class A Nonvoting Common Share, up from the net loss of $4.2 million or $0.08 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year. Net income before restructuring-related expenses for the quarter ended January 31, 2010 was $17.6 million, or $0.33 per diluted Class A Nonvoting Common Share, up 79.6% from $9.8 million or $0.19 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year.
Sales for the six months ended January 31, 2010, decreased 4.7% to $614.3 million, compared to $644.8 million in the same period of fiscal 2009. Organic sales declined 8.1%, acquisitions added 0.4% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar positively impacted sales 3.0%. Net income for the six months ended January 31, 2010 was $36.7 million or $0.69 per diluted Class A Nonvoting Common Share, up 11.3% from $33.0 million, or $0.62 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. Net income before restructuring-related expenses for the six months ended January 31, 2010 was $41.9 million or $0.79 per diluted Class A Nonvoting Common Share, down 12.9% from $48.1 million, or $0.91 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
The comparability of the operating results for the three and six months ended January 31, 2010, to the prior year has been impacted by the following acquisitions completed in fiscal 2010.

Acquisitions	Segment	Date Completed
Welconstruct Group Limited (“Welco”)	Europe	October 2009

Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”)	Americas	December 2009
Sales for the three months ended January 31, 2010, were up 11.0% compared to the same period in fiscal 2009. The sales increase was comprised of an increase in organic sales of 2.9%, a slight increase of 0.9% due to the acquisition of Stickolor, and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar positively impacted sales of 7.2%. The increase in organic sales for the quarter ended January 31, 2010, was primarily the result of comparatively lower sales in the prior year in the Asia-Pacific segment due to the Lunar New Year Holiday falling in the second quarter of fiscal 2009 and in the third quarter of fiscal 2010, as well as the global impact of the economic recession in the same period in fiscal 2009. Organic sales were positively impacted during the second quarter of fiscal 2010 in the Asia-Pacific segment with an increase of 25.7%, offset by the declines in the organic sales in the Americas and Europe segments of 4.3% and 1.6%, respectively.
Sales for the six months ended January 31, 2010, decreased 4.7% compared to the same period in fiscal 2009. The decline was comprised of an 8.1% decrease in organic sales, an increase of 0.4% due to the acquisitions of Stickolor and Welco, and an increase of 3.0% due to the positive effect of currencies on sales. The decrease in organic sales was due to declines of 10.5% in the Americas segment, 7.5% in the Europe segment, and 4.7% in the Asia-Pacific segment. The decrease in the Company’s organic sales was primarily driven by the global economic recession. The decline in organic sales in the Americas segment was primarily driven by weakness in the manufacturing and construction sector. Organic sales were adversely impacted in the Europe and Asia-Pacific segments due to the declines experienced in the electronics industries, primarily during the first quarter of fiscal 2010.

Gross margin as a percentage of sales increased to 49.7% from 47.3% for the quarter and increased to 49.5% from 47.7% for the six months ended January 31, 2010, compared to the same periods of the previous year. This increase in gross margin as a percentage of sales for the quarter was primarily the result of increased sales volumes in the Asia-Pacific region as well as the cost savings generated from the reduction of contract labor, restructuring activities that took place during fiscal 2009 and continued in fiscal 2010, and efficiencies gained from the implementation of the Brady Business Performance System (“BBPS”) throughout the Company. The increase in the gross margin as a percentage of sales for the six months ended January 31, 2010 was primarily due to the cost savings described above which offset the decrease in sales.
Research and development (“R&D”) expenses increased 25.0% to $10.6 million for the three months ended January 31, 2010 compared to $8.5 million for the same period in the prior year, and increased 15.3% to $20.2 million for the six months ended January 31, 2010, compared to $17.6 million for the same period in the prior year, In the second quarter of fiscal 2010, R&D expenses as a percentage of sales increased to 3.6% as compared to 3.2% in the same period of the previous year. For the first half of fiscal 2010, R&D expense as a percentage of sales increased to 3.3% from 2.7% in the same period of the prior year, evidencing the Company’s continued commitment to innovation and new product development.
Selling, general and administrative (“SG&A”) expenses increased 16.2% to $108.7 million for the three months ended January 31, 2010, compared to $93.6 million for the same period in the prior year, and increased 4.6% to $217.4 million for the six months ended January 31, 2010, compared to $207.9 million for the same period in the prior year. The increase in the SG&A was primarily the result of the positive effect of fluctuations in the exchange rates used to translate financial results into the United States dollar as well as the increase in the incentive-based compensation and salary increases, which were eliminated in fiscal 2009 due to the economic downturn. As a percentage of sales, SG&A expenses increased to 36.8% from 35.1% for the second quarter, and increased to 35.4% from 32.2% for the six months ended January 31, 2010, compared to the same periods in the prior year.
Restructuring charges were $3.6 million and $7.3 million for the three and six months ended January 31, 2010, respectively. Restructuring charges were $19.4 million and $21.0 million for the three and six months ended January 31, 2009, respectively. In fiscal 2009, in response to the global recession, the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facilities consolidations during the six months ended January 31, 2010. The Company expects to incur $15.0 million of restructuring charges in fiscal 2010.
Interest expense decreased to $5.2 million from $6.3 million for the quarter and to $10.3 million from $12.7 million for the six months ended January 31, 2010, compared to the same periods in the prior year. In fiscal 2009, the Company paid the first installment of $21.4 million related to the debt securities issued in June 2004. Also, in June 2009, the Company completed a cash tender offer to purchase an additional $65.8 million of its outstanding notes. As a result of lower debt principal balances, the Company’s interest expense decreased for the three and six months ended January 31, 2010 as compared to the same periods in the prior year.
Other income and expense increased to $1.1 million of income for the quarter and increased to $1.2 million of income for the six months ended January 31, 2010, compared to $1.7 million of expense and $0.2 million of income for the same periods in the prior year, respectively. The increase in the other income and expense for the three and six months ended January 31, 2010 was primarily due to the a decline in the value of the mutual funds held in deferred compensation plans during the second quarter of fiscal 2009, partially offset by interest income and foreign exchange gains.
The Company’s effective tax rate was 24.4% for the quarter ended January 31, 2010. The Company’s effective tax rate for the six months ended January 31, 2010 was 27.1 % compared to 31.7% for the same period in the prior year. The decline in the Company’s effective tax rate in the current year was primarily due to decreased profits in higher tax countries as well as positive impacts from the settlement of a foreign audit. Additionally, the Company recorded certain valuation allowances against deferred tax assets as a result of the decline in income before taxes during the six months ended January 31, 2009, which negatively impacted the effective tax rate for 2009. The Company expects the full year effective tax rate for fiscal 2010 to be approximately 27%.
Net income for the three months ended January 31, 2010, increased to $15.0 million, compared to a loss of $4.2 million for the same quarter of the previous year. Net income (loss) as a percentage of sales increased to 5.1% from (1.6%) for the quarter ended January 31, 2010, compared to the same period in the prior year, due to the factors noted above. For the six months ended January 31, 2010, net income increased 11.3% to $36.7 million, compared to $33.0 million for the same period in the previous year. As a percentage of sales, net income increased to 6.0% from 5.1% for the six months ended January 31, 2010, compared to the same period in the previous year.

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
Following is a summary of segment information for the three and six months ended January 31, 2010 and 2009:

					Corporate
			Asia-	Region	and
(Dollars in thousands)	Americas	Europe	Pacific	Total	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2010	$121,603	$96,614	$77,612	$295,829	$—	$295,829
January 31, 2009	122,970	87,201	56,278	266,449	—	266,449

Six months ended:
January 31, 2010	$257,842	$190,949	$165,524	$614,315	$—	$614,315
January 31, 2009	283,886	195,416	165,464	644,766	—	644,766

SALES GROWTH INFORMATION
Three months ended January 31, 2010
Base	(4.3%)	(1.6%)	25.7%	2.9%	—	2.9%
Currency	2.6%	10.4%	12.2%	7.2%	—	7.2%
Acquisitions	0.6%	2.0%	0.0%	0.9%	—	0.9%

Total	(1.1%)	10.8%	37.9%	11.0%	—	11.0%

Six months ended January 31, 2010
Base	(10.5%)	(7.5%)	(4.7%)	(8.1%)	—	(8.1%)
Currency	1.1%	4.2%	4.7%	3.0%	—	3.0%
Acquisitions	0.2%	1.0%	0.0%	0.4%	—	0.4%

Total	(9.2%)	(2.3%)	0.0%	(4.7%)	—	(4.7%)

SEGMENT PROFIT
Three months ended:
January 31, 2010	$23,546	$25,947	$10,687	$60,180	$(3,683)	$56,497
January 31, 2009	22,041	22,945	4,122	49,108	(2,607)	46,501
Percentage change	6.8%	13.1%	159.3%	22.5%	41.3%	21.5%

Six months ended:
January 31, 2010	$56,347	$50,809	$25,814	$132,970	$(6,603)	$126,367
January 31, 2009	57,564	54,084	26,523	138,171	(4,914)	133,257
Percentage change	(2.1%)	(6.1%)	(2.7%)	(3.8%)	34.4%	(5.2%)
NET INCOME (LOSS) RECONCILIATION

	Three months ended:		Six months ended:
	January 31,	January 31,	January 31,	January 31,
(Dollars in thousands)	2010	2009	2010	2009
Total profit from reportable segments	$60,180	$49,108	$132,970	$138,171
Corporate and eliminations	(3,683)	(2,607)	(6,603)	(4,914)
Unallocated amounts:
Administrative costs	(28,946)	(22,475)	(59,659)	(51,398)
Restructuring charges	(3,649)	(19,408)	(7,250)	(21,047
Investment and other income (expense)	1,104	(1,698)	1,153	154
Interest expense	(5,163)	(6,314)	(10,325)	(12,675)

Income (loss) before income taxes	19,843	(3,394)	50,286	48,291
Income taxes	(4,842)	(756)	(13,617)	(15,331)

Net income (loss)	$15,001	$(4,150)	$36,669	$32,960

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
Americas:
Sales in the Americas decreased 1.1% to $121.6 million for the quarter and 9.2% to $257.8 million for the six months ended January 31, 2010, compared to $123.0 million and $283.9 million for the same three and six-month periods in the prior year. Organic sales declined 4.3% and 10.5% during the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a positive impact on sales of 2.6% in the quarter and 1.1% for the six-month period. Sales increased slightly due to the fiscal 2010 acquisition of Stickolor, 0.6% for the quarter and 0.2% for the six-month period. The declines in organic sales of 4.3% for the quarter and 10.5% for the six months ended January 31, 2010 was caused by the economic downturn, specifically in the manufacturing, and construction sectors. The segment continues to focus on driving organic sales by introducing new, differentiated products, growing in new markets, and preparing to launch the Company’s direct marketing businesses new transactional web-sites. Geographically, the U.S., has seen continued declines in organic sales, offset slightly by modest growth in Brazil, Canada, and Mexico.
Segment profit increased 6.8% to $23.5 million from $22.0 million for the quarter and declined 2.1% to $56.3 million from $57.6 million for the six months ended January 31, 2010, compared to the same periods in the prior year. Segment profit was adversely impacted by decreased sales volume, impacting the segment’s ability to absorb fixed costs. To counter the impact of decreased sales volume, the segment continued to drive productivity improvements through consolidating facilities, and implementing other operational improvement initiatives to further reduce costs and improve productivity. As a percentage of sales, segment profit in the second quarter of fiscal 2010 increased to 19.4% from 17.9% and for the first half of fiscal 2010 increased to 21.9% from 20.3%, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales was due to the productivity improvements described above.
Europe:
Europe sales increased 10.8% to $96.6 million for the quarter and decreased 2.3% to $190.9 million for the six months ended January 31, 2010, compared to $87.2 million and $195.4 million for the same periods in the prior year. Organic sales declined 1.6% and 7.5% for the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales in the segment by 10.4% in the quarter and 4.2% for the six-month period. The fiscal 2010 acquisition of Welco impacted sales by 2.0% and 1.0% for the quarter and year-to date, respectively. The segment’s organic sales were positively impacted during the quarter by the increases in the direct marketing businesses and the electronics industries. The organic sales for the six months ended January 31, 2010 were adversely impacted by the declines in the automotive and electronics industries during the first quarter of fiscal 2010.
Segment profit increased 13.1% to $25.9 million from $22.9 million for the quarter and decreased 6.1% to $50.8 million from $54.1 million for the six months ended January 31, 2010, compared to the same periods in the prior year. The increase in segment profit for the quarter was attributable to the increased sales as discussed above. The decline in the segment profit for the six months ended January 31, 2010 was primarily due to the decline in sales volumes as well as the impact of foreign currency translation during the first quarter of fiscal 2010. As a percentage of sales, segment profit increased to 26.9% from 26.3% in the second quarter of fiscal 2010; and declined to 26.6% from 27.7% in the six months ended January 31, 2010, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales in the quarter was due to the increased sales volumes. In response to the slowdown in business in the prior year and the first quarter of 2010, the segment took actions to address its cost structure, including a reduction in its workforce, limited discretionary spending, and consolidating facilities to offset the decline in sales. During the second quarter of fiscal 2010, the segment began to realize savings resulting from these actions.

Asia-Pacific:
Asia-Pacific sales increased 37.9% to $77.6 million from $56.3 million for the quarter and held steady for the six months ended January 31, 2010, compared to the same periods in the prior year. Organic sales increased 25.7% in the quarter; however organic sales declined 4.7% year-to-date, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 12.2% for the quarter and 4.7% for the six-month period. The significant increase in organic sales for the quarter was primarily due to a heightened focus on high-end mobile electronics, strong growth in the data storage market and an expanded focus on MRO applications throughout the region. During the second quarter of fiscal 2009, the global economic recession decreased demands in the electronic industry resulting in lower sales in the segment. Sales in the prior year were also negatively impacted by the celebration of the Lunar New Year which fell during the second quarter of fiscal 2009, which will fall in the third quarter of fiscal 2010. The decline in the organic sales for the six months ended January 31, 2010 is a result of the decrease in sales during the first quarter of fiscal 2010 due to the global economic recession, partially offset by the strong sales growth during the second quarter of fiscal 2010 as discussed above.
Segment profit increased 159.3% to $10.7 million from $4.1 million for the quarter and declined 2.7% to $25.8 million from $26.5 million for the six months ended January 31, 2010, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 13.8% from 7.3% in the second quarter of fiscal 2010 and declined to 15.6% from 16.0% in the six months ended January 31, 2010, compared to the same periods in the prior year. The increase in segment profit during the three months ended January 31, 2010 was primarily due to our increased focused on higher-end, value-added solutions, newly launched products and the cost savings generated from the restructuring activities and better facility rationalization. The decline in the segment profit for the six months ended January 31, 2010 was primarily due to the decrease in sales during the first quarter of fiscal 2010.
Financial Condition
Cash and cash equivalents were $205.6 million at January 31, 2010, compared to $188.2 million at July 31, 2009. The increase in cash of $17.4 million was the result of cash provided by operations of $68.0 million, offset by cash used for acquisitions and dividends, and the positive effects of the depreciation of the U.S. dollar against other currencies during the six months ended January 31, 2010.
Accounts receivable increased $12.2 million for the six months ended January 31, 2010 mainly due to higher sales volumes. Inventories increased $3.5 million for the six months needed January 31, 2010 due to the positive impact of foreign currency translation on the Company’s foreign inventory balances and the inventory growth in the Americas segment. The net increase in current liabilities was $17.1 million from July 31, 2009 to January 31, 2010. The increase was composed of a significant increase in accrued wages and amounts withheld from employees due to the accrual of the fiscal 2010 incentive compensation plans during the six months ended January 31, 2010. Incentive compensation plans were cancelled for fiscal 2009 due to the Company’s financial performance resulting from the economic downturn and as such, no payouts for incentive compensation were made during the first quarter of fiscal 2010.
Cash flow from operating activities totaled $68.0 million for the six months ended January 31, 2010, compared to $22.0 million for the same period last year. The increases in the accounts receivable, inventory, and net income were offset by the increase in accounts payable and accrued liabilities resulting in an increase in the cash provided by operating activities as compared to the quarter of fiscal 2009. The significant change in the accounts payable and accrued liabilities was primarily due to the accrual of the fiscal 2010 incentive compensation plans during the six months ended January 31, 2010 as included above.
Cash used for acquisitions totaled $20.3 million for the six months ended January 31, 2010 due to the acquisitions of Welco and Stickolor. The net cash paid for Welco and Stickolor was $1.8 million and $18.5 million, respectively. The Company did not complete any acquisitions during the six months ended January 31, 2009. Capital expenditures were $15.0 million for the six months ended January 31, 2010, compared to $12.9 million in the same period last year. The Company expects the capital expenditures to be approximately $25.0 million for fiscal 2010. Net cash used in financing activities was $16.3 million for the six months ended January 31, 2010, due primarily to the payment of dividends, partially offset by the proceeds from the issuance of the common stock. Net cash used in financing activities for the same period last year was $56.1 million due primarily to the repurchase of the Company’s Class A Non-Voting Common Stock and the payment of dividends.

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
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. The penalties under the agreement were waived for early prepayment. Under the debt agreement, the Company paid equal installments of $21.4 million in June 2008 and June 2009. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income excluding all extraordinary non-cash items for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of January 31, 2010, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of January 31, 2010, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.1 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2010, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.1 to 1.0 and the interest expense coverage ratio equal to 5.8 to 1.0.
The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. As of the date of this Form 10-Q, the credit and financial markets are in a period of instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.
Subsequent Events Affecting Financial Condition
On February 18, 2010 the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on April 30, 2010 to shareholders of record at the close of business on April 9, 2010.

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
Other Contractual Obligations — The Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. Under the accounting guidelines established for reserves for uncertain tax positions, the Company is unable to determine the period in which the cash settlement of any reserves for uncertain tax positions will occur with the respective taxing authority.
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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, and the Korean Won. As of January 31, 2010, the amount of outstanding foreign exchange contracts was $14.4 million.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2010, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2010 were $18.8 million unfavorable and $5.8 million favorable, respectively. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2009 were $2.1 million unfavorable and $140.6 million unfavorable, respectively. As of January 31, 2010 and 2009, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $229.9 million and $232.9 million, respectively. The potential decrease in the net current assets as of January 31, 2010 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $22.9 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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
SIGNATURES

BRADY CORPORATION
Date: March 5, 2010	/s/ Frank M. Jaehnert
Frank M. Jaehnert
President & Chief Executive Officer

Date: March 5, 2010	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)