Form 10-Q
period 2010-04-30
BRADY CORP
filed 2010-06-04
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 31, 2010, there were outstanding 48,965,216 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2010	July 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,106	$188,156
Accounts receivable, less allowance for losses ($7,649 and $7,931, respectively)	210,778	191,189
Inventories:
Finished products	52,325	53,244
Work-in-process	14,131	13,159
Raw materials and supplies	25,582	27,405

Total inventories	92,038	93,808
Prepaid expenses and other current assets	41,171	36,274

Total current assets	551,093	509,427
Other assets:
Goodwill	771,926	751,173
Other intangible assets	108,992	115,754
Deferred income taxes	37,259	36,374
Other	20,853	18,551
Property, plant and equipment:
Cost:
Land	6,287	6,335
Buildings and improvements	98,983	96,968
Machinery and equipment	288,961	283,301
Construction in progress	11,715	7,869

	405,946	394,473
Less accumulated depreciation	256,371	242,485

Net property, plant and equipment	149,575	151,988

Total	$1,639,698	$1,583,267

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$83,218	$83,793
Wages and amounts withheld from employees	63,539	36,313
Taxes, other than income taxes	8,643	6,262
Accrued income taxes	5,615	5,964
Other current liabilities	47,321	45,247
Current maturities on long-term obligations	61,264	44,893

Total current liabilities	269,600	222,472
Long-term obligations, less current maturities	303,943	346,457
Other liabilities	67,061	63,246

Total liabilities	640,604	632,175
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,943,143 and 48,780,560 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	303,422	298,466
Earnings retained in the business	706,146	673,342
Treasury stock — 2,108,339 and 2,270,927 shares, of Class A nonvoting common stock, at cost	(64,844)	(69,823)
Accumulated other comprehensive income	56,998	53,051
Other	(3,176)	(4,492)

Total stockholders’ investment	999,094	951,092

Total	$1,639,698	$1,583,267

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30,			Nine Months Ended April 30,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2010	2009	Change	2010	2009	Change
Net sales	$321,887	$276,733	16.3%	$936,202	$921,499	1.6%
Cost of products sold	161,690	142,560	13.4%	471,644	480,038	(1.7)%

Gross margin	160,197	134,173	19.4%	464,558	441,461	5.2%

Operating expenses:
Research and development	10,709	7,766	37.9%	30,950	25,325	22.2%
Selling, general and administrative	111,227	94,906	17.2%	328,638	302,776	8.5%
Restructuring charge — (See Note L)	2,347	2,229	5.3%	9,597	23,276	(58.8)%

Total operating expenses	124,283	104,901	18.5%	369,185	351,377	5.1%

Operating income	35,914	29,272	22.7%	95,373	90,084	5.9%

Other income (expense):
Investment and other income — net	121	989	(87.8)%	1,273	1,143	11.4%
Interest expense	(5,147)	(6,307)	(18.4)%	(15,472)	(18,982)	(18.5)%

Income before income taxes	30,888	23,954	28.9%	81,174	72,245	12.4%

Income taxes	7,193	5,994	20.0%	20,810	21,325	(2.4)%

Net income	$23,695	$17,960	31.9%	$60,364	$50,920	18.5%

Per Class A Nonvoting Common Share:
Basic net income	$0.45	$0.34	32.4%	$1.15	$0.97	18.6%
Diluted net income	$0.45	$0.34	32.4%	$1.14	$0.96	18.8%
Dividends	$0.175	$0.17	2.9%	$0.525	$0.51	2.9%

Per Class B Voting Common Share:
Basic net income	$0.45	$0.34	32.4%	$1.13	$0.95	18.9%
Diluted net income	$0.45	$0.34	32.4%	$1.12	$0.95	17.9%
Dividends	$0.175	$0.17	2.9%	$0.508	$0.49	3.7%

Weighted average common shares outstanding (in thousands):
Basic	52,427	52,286		52,378	52,642
Diluted	52,873	52,594		52,971	52,961
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	April 30,
	(Unaudited)
	2010	2009
Operating activities:
Net income	$60,364	$50,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,276	40,672
Non-cash portion of restructuring charges	1,455	2,229
Non-cash portion of stock-based compensation expense	7,574	6,281
Deferred income taxes	(4,582)	881
Other	(35)	614
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(17,192)	52,276
Inventories	3,887	16,793
Prepaid expenses and other assets	(5,273)	(3,593)
Accounts payable and accrued liabilities	30,730	(73,381)
Income taxes	152	(17,571)
Other liabilities	798	908

Net cash provided by operating activities	118,154	77,029

Investing activities:
Acquisition of businesses, net of cash acquired	(30,431)	—
Purchase price adjustment	—	3,514
Payments of contingent consideration	—	(1,405)
Purchases of property, plant and equipment	(20,927)	(16,035)
Other	1,197	2,893

Net cash used in investing activities	(50,161)	(11,033)

Financing activities:
Payment of dividends	(27,560)	(26,910)
Proceeds from issuance of common stock	3,494	1,321
Principal payments on debt	(26,143)	(3)
Purchase of treasury stock	—	(40,267)
Income tax benefit from the exercise of stock options and deferred compensation distribution	182	860

Net cash used in financing activities	(50,027)	(64,999)

Effect of exchange rate changes on cash	984	(26,451)

Net increase (decrease) in cash and cash equivalents	18,950	(25,454)
Cash and cash equivalents, beginning of period	188,156	258,355

Cash and cash equivalents, end of period	$207,106	$232,901

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$18,217	$21,899
Income taxes, net of refunds	18,296	32,995
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$15,366	$—
Liabilities assumed	(5,201)	—
Goodwill	20,266	—

Net cash paid for acquisitions	$30,431	$—

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2010
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2010 and July 3l, 2009, its results of operations for the three and nine months ended April 30, 2010 and 2009, and its cash flows for the nine months ended April 30, 2010 and 2009. The condensed consolidated balance sheet as of July 31, 2009, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The Company reclassified the “Deferred income taxes” as a separate line item, previously included in the “Other” Operating activities line item on the Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2009. This reclassification had no effect on net cash provided by operating activities, total assets, net income, or earnings per share.
NOTE B — Summary of Significant Accounting Policies
Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost. The Company’s cash equivalents include variable rate demand note (“VRDN”) securities issued by various agencies that include a put feature to the original issuer or the issuer’s agent. The Company’s VRDN investments are generally federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from major financial institutions. These investments have variables rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN investments can be tendered for sale upon notice (generally no longer than seven days). Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities through 2029), they are priced and traded as short-term investments.
The Company classifies the variable rate demand note securities with put features, where the issuer holds the obligation, as cash equivalents. The investments are carried at cost or par value, which approximates the fair value. As of April 30, 2010, the recorded value of the VRDNs held by the Company was $36.4 million and there were no realized or unrealized gains or losses related to the Company’s securities. As of April 30, 2010, all VRDNs held by the Company were classified as “cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
NOTE C — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2010, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173
Current year additions	13,370	6,896	—	20,266
Translation adjustments	1,901	(7,844)	6,430	487

Balance as of April 30, 2010	$425,406	$165,303	$181,217	$771,926

Goodwill increased $20,753 during the nine months ended April 30, 2010 due to the recent acquisition activity and the net effects of foreign currency translation. Of the $20,753 increase in goodwill, $778 resulted from the acquisition of certain assets of Welco, a division of Welconstruct Group Limited (“Welco”) in the first quarter of fiscal 2010, $13,370 resulted from the acquisition of Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”) in the second quarter of fiscal 2010, and $6,118 resulted from the acquisition of Securimed SAS (“Securimed”) in the third quarter of fiscal 2010. Goodwill also increased $487 during the nine months ended April 30, 2010 due to the net effect of foreign currency translation.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	April 30, 2010				July 31, 2009
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,151	$(7,658)	$1,493	5	$8,976	$(7,165)	$1,811
Trademarks and other	7	8,880	(5,552)	3,328	7	7,703	(5,121)	2,582
Customer relationships	7	153,478	(91,775)	61,703	7	144,625	(76,912)	67,713
Non-compete agreements	4	11,981	(10,829)	1,152	4	11,502	(9,656)	1,846
Other	4	3,310	(3,298)	12	4	3,311	(3,296)	15
Unamortized other intangible assets:
Trademarks	N/A	41,304	—	41,304	N/A	41,787	—	41,787

Total		$228,104	$(119,112)	$108,992		$217,904	$(102,150)	$115,754

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at April 30, 2010, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2010. The acquisitions completed during the nine months ended April 30, 2010 contributed $7,970 and $1,340 to the increase in the customer relationships and amortizable trademarks, respectively. See Note N, “Acquisitions” for further discussion.
Amortization expense on intangible assets was $5,160 and $5,559 for the three-month periods ended April 30, 2010 and 2009, respectively and $16,395 and $17,089 for the nine-month periods ended April 30, 2010 and 2009, respectively. Annual amortization is projected to be $23,329, $20,290, $13,243, $9,989 and $5,197 for the years ending July 31, 2010, 2011, 2012, 2013 and 2014, respectively.

NOTE D — Comprehensive Income (Loss)
Total comprehensive income (loss), which was comprised of net income, foreign currency adjustments, net unrealized gains and losses from cash flow hedges and net investment hedges, the unrealized gain on the post-retirement medical, dental, and vision plans, and their related tax effects amounted to $21,984 and $32,867 for the three months ended April 30, 2010 and 2009, respectively and $64,311 and ($71,761) for the nine months ended April 30, 2010 and 2009, respectively. The fluctuation in total comprehensive income for the three and nine months ended April 30, 2010 as compared to the same period in the previous year was primarily the result of change in the U.S. dollar against other currencies and the change in net income.
NOTE E — Net Income Per Common Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result of the adoption, the dividends on the Company’s performance-based restricted shares, granted in fiscal 2008, are included in the basic EPS calculations for all periods presented. The inclusion has not materially impacted the earnings per share for the three and nine months ended April 30, 2010 and 2009.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$23,695	$17,960	$60,364	$50,920
Less:
Restricted stock dividends	(37)	(36)	(111)	(108)

Numerator for basic and diluted Class A net income per share	$23,658	$17,924	$60,253	$50,812

Less:
Preferential dividends	—	—	(816)	(823)
Preferential dividends on dilutive stock options	—	—	(11)	(11)

Numerator for basic and diluted Class B net income per share	$23,658	$17,924	$59,426	$49,978

Denominator:
Denominator for basic net income per share for both Class A and Class B	52,427	52,286	52,378	52,642
Plus: Effect of dilutive stock options	446	308	593	319

Denominator for diluted net income per share for both Class A and Class B	52,873	52,594	52,971	52,961

Class A Nonvoting Common Stock net income per share:
Basic	$0.45	$0.34	$1.15	$0.97
Diluted	$0.45	$0.34	$1.14	$0.96

Class B Voting Common Stock net income per share:
Basic	$0.45	$0.34	$1.13	$0.95
Diluted	$0.45	$0.34	$1.12	$0.95
Options to purchase approximately 2,800,000 and 2,700,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2010, respectively, and 2,920,000 and 2,058,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2009, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE F — Segment Information
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources and other administration, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.
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
Following is a summary of segment information for the three and nine months ended April 30, 2010 and 2009:

					Corporate
				Total	And
	Americas	Europe	Asia-Pacific	Regions	Eliminations	Totals
Three months ended April 30, 2010:
Revenues from external customers	$144,413	$98,152	$79,322	$321,887	$—	$321,887
Intersegment revenues	11,624	791	4,443	16,858	(16,858)	—
Segment profit	33,858	27,472	12,775	74,105	(3,558)	70,547

Three months ended April 30, 2009:
Revenues from external customers	$125,688	$85,172	$65,873	$276,733	$—	$276,733
Intersegment revenues	9,842	541	2,430	12,813	(12,813)	—
Segment profit	28,540	23,773	6,979	59,292	(1,717)	57,575

Nine months ended April 30, 2010:
Revenues from external customers	$402,255	$289,101	$244,846	$936,202	$—	$936,202
Intersegment revenues	32,657	3,367	13,344	49,368	(49,368)	—
Segment profit	90,205	78,281	38,589	207,075	(10,161)	196,914

Nine months ended April 30, 2009:
Revenues from external customers	$409,573	$280,589	$231,337	$921,499	$—	$921,499
Intersegment revenues	33,759	3,338	15,488	52,585	(52,585)	—
Segment profit	86,104	77,857	33,502	197,463	(6,631)	190,832
Following is a reconciliation of segment profit to net income for the three months and nine months ended April 30, 2010 and 2009.

	Three months ended:		Nine months ended:
	April 30,		April 30,
	2010	2009	2010	2009
Total profit from reportable segments	$74,105	$59,292	$207,075	$197,463
Corporate and eliminations	(3,558)	(1,717)	(10,161)	(6,631)
Unallocated amounts:
Administrative costs	(32,286)	(26,074)	(91,944)	(77,472)
Restructuring charges	(2,347)	(2,229)	(9,597)	(23,276)
Investment and other income	121	989	1,273	1,143
Interest expense	(5,147)	(6,307)	(15,472)	(18,982)

Income before income taxes	30,888	23,954	81,174	72,245
Income taxes	(7,193)	(5,994)	(20,810)	(21,325)

Net income	$23,695	$17,960	$60,364	$50,920

NOTE G — Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. Performance-based options expire 10 years from the date of grant. The Company also granted restricted shares that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares.”
As of April 30, 2010, the Company has remaining 5,108,870 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 2,228,500 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended April 30, 2010 and 2009 was $2,418 ($1,475 net of taxes) and $1,972 ($1,203 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2010 and 2009 was $7,574 ($4,620 net of taxes) and $6,281 ($3,831 net of taxes), respectively. As of April 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $15,024 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.
The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2010 and 2009 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended		Nine Months Ended
	April 30, 2010		April 30, 2009
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.95	6.57	5.96	N/A
Expected volatility	39.85%	38.72%	36.07%	N/A
Expected dividend yield	3.02%	3.02%	2.03%	N/A
Risk-free interest rate	2.65%	3.03%	1.75%	N/A
Weighted-average market value of underlying stock at grant date	$28.73	28.73	$21.26	N/A
Weighted-average exercise price	$28.73	28.73	$21.26	N/A
Weighted-average fair value of options granted during the period	$8.78	8.96	$6.30	N/A
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
Effective February 17, 2010, the Compensation Committee of the Board of Directors of the Company approved an amendment to the performance-based stock options issued on August 1, 2005. Pursuant to the amendment, the term of the performance-based stock options has been extended to ten years from five years resulting in an incremental expense of $354 ($216 net of taxes), which was recorded in the quarter ended April 30, 2010. Also, the amendment provides that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement.
The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during the nine months ended April 30, 2010. As of April 30, 2010, all of the performance-based restricted shares granted in fiscal 2008 remain outstanding.

The Company granted 525,000 performance-based options during the nine months ended April 30, 2010, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.96. The Company also granted 901,000 service-based options during the nine months ended April 30, 2010, with a weighted average exercise price of $28.73 and a weighted average fair value of $8.78.
A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2009	3,980,606	$27.96
New grants	1,426,000	$28.73
Exercised	(214,436)	$18.49
Forfeited or expired	(83,300)	$32.60

Outstanding at April 30, 2010	5,108,870	$28.29	6.6	$38,014

Exercisable at April 30, 2010	3,104,089	$28.34	4.9	$24,088

There were 3,104,089 and 2,862,146 options exercisable with a weighted average exercise price of $28.34 and $27.24 at April 30, 2010 and 2009, respectively. The cash received from the exercise of options during the quarters ended April 30, 2010 and 2009 was $1,822 and $45, respectively. The cash received from the exercise of options during the nine months ended April 30, 2010 and 2009 was $3,494 and $1,479, respectively. The tax benefit on stock options exercised during the quarter ended April 30, 2010 was $462. The tax benefit on stock options exercised during the quarter ended April 30, 2009 was not significant. The tax benefit on options exercised during the nine months ended April 30, 2010 and 2009 was $845 and $533, respectively.
The total intrinsic value of options exercised during the nine months ended April 30, 2010 and 2009, based upon the average market price during the period, was $2,660 and $1,730, respectively. The total fair value of stock options vested during the nine months ended April 30, 2010 and 2009 was $5,294 and $6,419, respectively.
NOTE H — Stockholders’ Investment
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
In September 2008, the Company announced that the Board of Directors of the Company authorized a share repurchase plan for up to 1 million shares of the Company’s Class A Nonvoting Common Stock. The share repurchase plan may be implemented by purchasing shares on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the nine months ended April 30, 2009, the Company acquired 693,800 shares of its Class A Nonvoting Common Stock under this plan for $18,728. No shares were purchased under the Company’s share repurchase plan during the three months ended April 30, 2009. No shares were repurchased during the quarter ended April 30, 2010 or during the nine months ended April 30, 2010. As of April 30, 2010, there remained 306,200 shares available to purchase in connection with this share repurchase plan.
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

NOTE J — Fair Value Measurements
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
The Company also adopted new guidance on disclosure requirements for fair value measurements on February 1, 2010. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The adoption did not have an impact on the Condensed Consolidated Financial Statements of the Company. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will not become effective until interim and annual periods beginning after December 15, 2010 and are not expected to have an impact on the Condensed Consolidated Financial Statements of the Company.
The accounting guidance on fair value measurements establishes a fair market value hierarchy for the pricing inputs used to measure fair market value. The Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on quoted market prices in active markets for identical instruments as of the reporting date. At April 30, 2010 and July 31, 2009, $9,061 and $8,239 of the mutual funds held for the Company’s deferred compensation plans were valued using Level 1 pricing inputs. The Company’s deferred compensation investments are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets.
Level 2 — Assets or liabilities for which fair value is based on valuation models for which pricing inputs were either directly or indirectly observable. At April 30, 2010 and July 31, 2009, $276 and $248, respectively, of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Other current liabilities,” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2010, $165 of the Company’s forward exchange contracts designated as cash flow hedges were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2010, $1,362 of the Company’s forward exchange contracts designated as net investment hedges were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheet. At July 31, 2009, $130 of the Company’s forward contracts not designated as hedging instruments were valued using Level 2 pricing inputs and are included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheet.
The fair values of Level 2 derivatives, which consist of cash flow hedges and net investment hedges, are primarily determined based on the present value of future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note M, “Derivatives and Hedging Activities” for additional information regarding the Company’s hedging and derivatives activities.
Level 3 — Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates. As of April 30, 2010 and July 30, 2010, none of the Company’s assets or liabilities were valued using Level 3 pricing inputs.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the nine months ended April 30, 2010 and 2009.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $378,045 and $412,678 at April 30, 2010 and July 31, 2009, respectively, as compared to the carrying value of $365,207 and $391,350 at April 30, 2010 and July 31, 2009, respectively.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three and nine months ended April 30, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than the acquisitions of Welco, Stickolor, and Securimed. See Note N, “Acquisitions” for further information.

NOTE K: New Accounting Pronouncements
In October 2009, the FASB issued new accounting guidance that provides amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing GAAP. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The guidance is effective for the Company on August 1, 2010. The Company may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. Based on the Company’s evaluation, the new guidance does not have a material impact on the Company’s consolidated results of operations and financial condition.
In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Based on the Company’s evaluation, the new guidance does not have a material impact on the Company’s consolidated results of operations and financial condition.
NOTE L: Restructuring
In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $25,849 in fiscal 2009. The restructuring charges included $20,911 of employee separation costs, $2,101 of non-cash fixed asset write-offs, $1,194 of other facility closure related costs, $1,275 of contract termination costs, and $368 of non-cash stock option expense.
The Company continued executing its restructuring actions that were announced in fiscal 2009 during the nine months ended April 30, 2010. As a result of these actions, the Company recorded restructuring charges of $2,347 and $9,597 during the three and nine months ended April 30, 2010, respectively. The year-to-date restructuring charges consisted of $6,566 of employee separation costs, $1,455 of non-cash fixed asset write-offs, $1,432 of other facility closure related costs, and $144 of contract termination costs. Of the $9,597 of restructuring charges recorded during the nine months ended April 30, 2010, $3,253 was incurred in the Americas, $3,964 was incurred in Europe, and $2,380 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made within the next twelve months.
A reconciliation of the Company’s restructuring activity for fiscal 2010 is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2009	$4,445	$—	$877	$5,322
Restructuring charge	2,581	391	629	3,601
Non-cash write-offs	—	(288)	—	(288)
Cash payments	(2,930)	—	(545)	(3,475)

Ending balance, October 31, 2009	$4,096	$103	$961	$5,160
Restructuring charge	2,235	1,029	385	3,649
Non-cash write-offs		(1,132)	—	(1,132)
Cash payments	(2,985)	—	(594)	(3,579)

Ending balance, January 31, 2010	$3,346	$—	$752	$4,098

Restructuring charge	1,751	35	561	2,347
Non-cash write-offs	—	(35)	—	(35)
Cash payments	(1,856)	—	(942)	(2,798)

Ending balance, April 30, 2010	$3,241	$—	$371	$3,612

NOTE M: Derivatives and Hedging Activities
The Company primarily utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2010, the notional amount of outstanding forward contacts designated as cash flow hedges was $7,097.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the nine months ended April 30, 2010 and 2009.
The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, and the Korean Won. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At April 30, 2010 and July 31, 2009, unrealized losses of $155 and $35 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At April 30, 2010, the Company had $165 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheet. At July 31, 2009, $130 of the Company’s forward exchange contracts not designated as hedging instruments were included in “Prepaid expenses and other current assets,” on the accompanying Condensed Consolidated Balance Sheet. At April 30, 2010 and July 31, 2009, the Company had $276 and $248, of forward exchange contracts designated as hedge instruments included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheet, respectively. At April 30, 2010 and July 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $7,097 and $21,793, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Danish Krone.
During fiscal 2010, the Company also used forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At April 30, 2010, the Company had $1,362 of forward foreign exchange currency contracts designated as net investment hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheet. The forward foreign exchange currency contacts settled on May 13, 2010 and the balance of the hedge will remain in OCI. As of April 30, 2010, the notional amount of forward foreign exchange currency contracts designated as net investment hedges was $101,162.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	30-Apr-10		31-Jul-09		30-Apr-10		31-Jul-09
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Derivatives designated as hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value

Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$165	Prepaid expenses and other current assets	—	Other current liabilities	$276	Other current liabilities	$248

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	1,362	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	—

Total derivatives designated as hedging instruments		$1,527		$—		$276		$248

Derivatives not designated as hedging instruments

Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$130	Other current liabilities	$—	Other current liabilities	$—

Total derivatives not designated as hedging instruments		$—		$130		$—		$—

The pre-tax effects of derivative instruments designated as cash flow hedges and net investment hedges on the Condensed Consolidated Statements of Income consisted of the following:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified From			Recognized in Income on
	Derivative (Effective			Accumulated OCI Into			Derivative (Ineffective
	Portion)			Income (Effective Portion)			Portion)
			Location of
			Gain or (Loss)
			Reclassified			Location of
Derivatives	Nine	Nine	From	Nine		Gain or (Loss)	Nine	Nine
in Cash Flow	months	months	Accumulated	months	Nine	Recognized in	months	months
& Net	ended	ended	OCI into	ended	months	Income on	ended	ended
Investment	April	April	Income	April	ended	Derivative	April	April
Hedging	30,	30,	(Effective	30,	April 30,	(Ineffective	30,	30,
Relationships	2010	2009	Portion)	2010	2009	Portion)	2010	2009

Cash Flow Hedges
Foreign exchange contracts	$(120)	$1,716	Cost of Goods Sold	$—	$(1,027)	Cost of Goods Sold	$—	$83

Net Investment Hedges
Foreign exchange contracts	1,326	—		—	—		—	—

Total	$1,206	$1,716		$—	$(1,027)		$—	$83

The pre-tax effects of derivative instruments not designated as hedge instruments on the Condensed Consolidated Statements of Income consisted of the following:

		Amount of Gain or (Loss) Recognized in
	Location of Gain or (Loss)	Income on Derivative
	Recognized in Income	Nine months ended	Nine months ended
Derivatives Not Designated as Hedging Instruments	on Derivative	April 30, 2010	April 30, 2009
Foreign exchange contracts	Other income (expense)	$—	$(402)

Total		$—	$(402)

NOTE N — Acquisitions
On March 31, 2010, the Company acquired Securimed SAS (“Securimed”), based in Coudekerque, France for $10,132. Securimed is a leading French supplier and distributor of customized first-aid kits and supplies, and related healthcare products including personal protection, disinfection and hygiene products, diagnosis materials, and products for emergency response. The Securimed business is included in the Company’s Europe segment. The purchase price allocation resulted in $6,118 assigned to goodwill, $2,480 assigned to customer relationships, and $705 assigned to trademark. The amounts assigned to the trademark and customer relationships are being amortized over 10 and 5 years, respectively. The Company expects the acquisition to facilitate growth of the direct marketing business through multi-channel sales resulting in added value to the Company’s customers.
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
On October 9, 2009, the Company acquired certain assets of the Welco division of Welconstruct Group Limited, based in the United Kingdom for $1,840. The Welco division conducts a direct marketing business consisting of sales of storage, handling, office and workplace products, and equipment via catalog and the internet to industrial and commercial markets under the name and title “Welco.” The purchase price allocation resulted in $778 assigned to goodwill, $501 assigned to customer relationships, and $580 assigned to trademark. The amounts assigned to the trademark and customer relationships are being amortized over 10 and 6 years, respectively. The Company expects the acquisition to facilitate growth of the direct marketing business through multi-channel sales.
The results of the operations of the acquired business have been included since the respective dates of acquisition in the accompanying condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past 12 months and will adjust the allocations as additional information relative to the fair value of assets and liabilities of the acquired businesses becomes known. Pro forma information related to the acquisitions during the nine months ended April 30, 2010 is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
NOTE O — Subsequent Events
On May 18, 2010, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on July 30, 2010 to shareholders of record at the close of business on July 9, 2010.
On May 13, 2010, the Company completed a private placement of €75,000 (approximately $95,000 USD) aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75,000 of senior notes consists of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. These unsecured notes were issued pursuant to a Note Purchase Agreement, dated as of May 13, 2010. The Company intends to use the net proceeds of the private placement to refinance existing debt, to fund future acquisitions, and for general corporate purposes. The foreign currency denominated debt will also hedge portions of the Company’s net investments in European foreign operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include high-performance labels and signs, printing systems and software, safety devices, precision die-cut materials, and label-application and data-collection systems. Founded in 1914, the Company serves customers in manufacturing, electrical, telecommunications, electronics, construction, laboratory, education, governmental, public utility, computer, transportation and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributor sales, direct sales, mail-order catalogs, telemarketing, retail and electronic access through the Internet. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates manufacturing or distribution facilities in Australia, Belgium, Brazil, Canada, China, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Norway, Poland, Singapore, South Korea, Sweden, Thailand, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hong Kong, the Philippines, Slovakia, Spain, Taiwan, Turkey, and the United Arab Emirates and further markets its products to parts of Eastern Europe, the Middle East, Africa, South America, and Russia.
Sales for the quarter ended April 30, 2010, increased 16.3% to $321.9 million, compared to $276.7 million in the same period of fiscal 2009. Of the increase in sales, organic sales increased 8.5%, acquisitions added 2.0% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales 5.8%. Net income for the quarter ended April 30, 2010, was $23.7 million or $0.45 per diluted Class A Nonvoting Common Share, up 31.9% and 32.4%, respectively, from $18.0 million or $0.34 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year. Net income before restructuring-related expenses for the quarter ended April 30, 2010 was $25.4 million, or $0.48 per diluted Class A Nonvoting Common Share, an increase of 29.6% from $19.6 million or $0.37 per diluted Class A Nonvoting Common Share for the quarter ended April 30, 2009.
Sales for the nine months ended April 30, 2010, increased 1.6% to $936.2 million, compared to $921.5 million in the same period of fiscal 2009. Of the increase in sales, organic sales declined 3.1%, acquisitions added 0.9% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales 3.8%. Net income for the nine months ended April 30, 2010, was $60.4 million or $1.14 per diluted Class A Nonvoting Common Share, up 18.5% and 18.8%, respectively, from $50.9 million or $0.96 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. Net income before restructuring-related expenses for the nine months ended April 30, 2010 was $67.3 million or $1.27 per diluted Class A Nonvoting Common Share, a decrease of 0.6% from $67.7 million, or $1.28 per diluted Class A Nonvoting Common Share, for the nine months ended April 30, 2009.
Results of Operations
The comparability of the operating results for the three and nine months ended April 30, 2010, to the same periods of the prior year has been impacted by the following acquisitions completed in fiscal 2010.

Acquisitions	Segment	Date Completed
Welconstruct Group Limited (“Welco”)	Europe	October 2009

Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”)	Americas	December 2009

Securimed SAS (“Securimed”)	Europe	March 2010
Sales for the three months ended April 30, 2010, increased 16.3% compared to the same period in fiscal 2009. The increase was comprised of an increase in organic sales of 8.5%, an increase of 2.0% due to the acquisitions listed in the above table, and an increase of 5.8% due to the effect of currencies on sales. The increase in organic sales in the quarter was primarily the result of the global economic improvement. Organic sales were positively impacted during the third quarter of fiscal 2010 across each of the Company’s three segments, with increases of 9.7%, 6.1%, and 9.4% for the Americas, Europe, and Asia-Pacific segments, respectively. The organic sales increase experienced in the Americas was due primarily to strong Brady brand sales growth and new products positively received with end—users and distributors. The increase in Europe’s organic sales was positively impacted during the quarter by the increases in the direct marketing businesses and the electronics industries. The increase in organic sales for the Asia-Pacific segment was due to the continued focus on proprietary engineered solutions for high-end consumer electronics and the continued growth in the MRO business from a growing base of channel partners.

Sales for the nine months ended April 30, 2010, increased 1.6% compared to the same period in fiscal 2009. The increase was comprised of an increase of 0.9% due to the acquisitions listed above, an increase of 3.8% due to the effect of currencies on sales, partially offset by a decline in organic sales of 3.1%. The decrease in organic sales was due to declines of 4.3% in the Americas, 3.4% in Europe, and 0.7% in Asia-Pacific. The decrease in the Company’s organic sales was primarily driven by the global economic recession. The decline in organic sales in the Americas segment was primarily driven by weakness in the manufacturing and construction sector. Organic sales were adversely impacted in the Europe and Asia-Pacific segments due to the declines experienced in the electronics industries, primarily during the first quarter of fiscal 2010.
Gross margin as a percentage of sales increased to 49.8% from 48.5% for the quarter and to 49.6% from 47.9% for the nine months ended April 30, 2010, compared to the same periods of the previous year. The increase in gross margin as a percentage of sales for the three and nine months ended April 30, 2010 was primarily the result of increased sales volumes, as well as the cost savings generated from the reduction of contract labor, restructuring activities that took place during fiscal 2009 and continued in fiscal 2010, and efficiencies gained from the implementation of the Brady Business Performance System (“BBPS”) throughout the Company.
Research and development (“R&D”) expenses increased 37.9% to $10.7 million for the quarter and 22.2% to $31.0 million for the nine months ended April 30, 2010, compared to $7.8 million and $25.3 million for the same periods in the prior year, respectively. The increase was due to the return of incentive compensation expenses during fiscal 2010, as well as the Company’s commitment to new product development. As a percentage of sales, R&D expenses represented a higher percentage of sales, increasing to 3.3% in the third quarter of fiscal 2010 from 2.8% in the third quarter of fiscal 2009, and increased to 3.3% in the first nine months of fiscal 2010 compared to 2.7% in the first nine months of fiscal 2009, reflective of the Company’s commitment to new product development.
Selling, general and administrative (“SG&A”) expenses increased 17.2% to $111.2 million for the three months ended April 30, 2010, compared to $94.9 million for the same period in the prior year and 8.5% to $328.6 million for the nine months ended April 30, 2010, compared to $302.8 million for the same period in the prior year. The increase in the SG&A was primarily due to the return of incentive compensation expenses during fiscal 2010, as well as the effects of the fluctuations in the exchange rates used to translate financial results into the United States dollar. Also, in the third quarter of fiscal 2009, the Company experienced a reduction in SG&A due to the reversal of previously accrued bonuses not paid in the prior year. As a percentage of sales, SG&A expenses increased to 34.6% from 34.3% for the quarter and to 35.1% from 32.9% for the nine months ended April 30, 2010, compared to the same periods in the prior year.
Restructuring expenses were $2.3 million and $9.6 million for the three and nine months ended April 30, 2010, respectively. In fiscal 2009, in response to the global recession, the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facilities consolidations during the nine months ended April 30, 2010. The Company expects to incur $15.0 million of restructuring charges in fiscal 2010.
Interest expense decreased to $5.1 million from $6.3 million for the quarter and to $15.5 million from $19.0 million for the nine months ended April 30, 2010, compared to the same periods in the prior year. The decrease in interest expense was due to the lower debt principal balances in the current year as compared to the prior year.
Other income and expense decreased to $0.1 million of income for the third quarter of fiscal 2010 compared to $1.0 million of income for the third quarter of fiscal 2009. Other income and expense increased to $1.3 million of income for the nine months ended April 30, 2010, compared to $1.1 million of income for the same period in the prior year. The decrease in the other income and expense for the three months ended April 30, 2010 was primarily due to the foreign exchange losses offset by the increase in the value of the mutual funds held in deferred compensation plans. The increase in other income and expense for the nine months ended April 30, 2010 was due to the increase in the value of the mutual funds held in deferred compensation plans offset by the increase in the foreign exchange losses.

The Company’s income tax rate was 23.3% for the three months ended April 30, 2010 and 25.6% for the nine months ended April 30, 2010, compared to 25.0% and 29.5% for the three and nine months ended April 30, 2009, respectively. The decrease in the Company’s effective tax rate during the current year was primarily due to the mix of profits in low and high tax countries as well as positive impacts from foreign and U.S. income tax audits. The Company is currently in the final stages of a U.S income tax audit for the fiscal years ended July 31, 2006, 2007 and 2008. Although the timing of the final resolution or closure of this audit is uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next twelve months. The Company is unable to reasonably estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. Pending the results of the audit, the Company currently estimates the full year income tax rate for fiscal 2010 to be approximately 26%.
Net income for the three months ended April 30, 2010, increased 31.9% to $23.7 million, compared to $18.0 million for the same quarter of the previous year. Net income as a percentage of sales increased to 7.4% from 6.5% for the quarter ended April 30, 2010, compared to the same period in the prior year. Net income before restructuring-related expenses for the quarter ended April 30, 2010 was $25.4 million, or $0.48 per diluted Class A Nonvoting Common Share, an increase of 29.6% from $19.6 million or $0.37 per diluted Class A Nonvoting Common Share, for the same period in the previous year. For the nine months ended April 30, 2010, net income increased 18.5% to $60.4 million, compared to $50.9 million for the same period in the previous year. As a percentage of sales, net income increased to 6.4% from 5.5% for the nine months ended April 30, 2010, compared to the same period in the previous year. Net income before restructuring-related expenses for the nine months ended April 30, 2010 was $67.3 million or $1.27 per diluted Class A Nonvoting Common Share, a decrease of 0.6% from $67.7 million, or $1.28 per diluted Class A Nonvoting Common Share, for the nine months ended April 30, 2009.
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
Following is a summary of segment information for the three and nine months ended April 30, 2010 and 2009:

					Corporate
			Asia-	Total	and
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2010	$144,413	$98,152	$79,322	$321,887	$—	$321,887
April 30, 2009	$125,688	$85,172	$65,873	$276,733	$—	$276,733

Nine months ended:
April 30, 2010	$402,255	$289,101	$244,846	$936,202	$—	$936,202
April 30, 2009	$409,573	$280,589	$231,337	$921,499	$—	$921,499

SALES GROWTH INFORMATION
Three months ended April 30, 2010
Organic	9.7%	6.1%	9.4%	8.5%	—	8.5%
Currency	3.1%	5.6%	11.0%	5.8%	—	5.8%
Acquisitions	2.1%	3.5%	0.0%	2.0%	—	2.0%

Total	14.9%	15.2%	20.4%	16.3%	—	16.3%

Nine months ended April 30, 2010
Organic	(4.3)%	(3.4)%	(0.7)%	(3.1)%	—	(3.1)%
Currency	1.7%	4.6%	6.5%	3.8%	—	3.8%
Acquisitions	0.8%	1.8%	0.0%	0.9%	—	0.9%

Total	(1.8)%	3.0%	5.8%	1.6%	—	1.6%

SEGMENT PROFIT
Three months ended:
April 30, 2010	$33,858	$27,472	$12,775	$74,105	$(3,558)	$70,547
April 30, 2009	$28,540	$23,773	$6,979	$59,292	$(1,717)	$57,575
Percentage increase	18.6%	15.6%	83.0%	25.0%	107.2%	22.5%

Nine months ended:
April 30, 2010	$90,205	$78,281	$38,589	$207,075	$(10,161)	$196,914
April 30, 2009	$86,104	$77,857	$33,502	$197,463	$(6,631)	$190,832
Percentage increase	4.8%	0.5%	15.2%	4.9%	53.2%	3.2%

NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
Total profit from reportable segments	$74,105	$59,292	$207,075	$197,463
Corporate and eliminations	(3,558)	(1,717)	(10,161)	(6,631)
Unallocated amounts:
Administrative costs	(32,286)	(26,074)	(91,944)	(77,472)
Restructuring costs	(2,347)	(2,229)	(9,597)	(23,276)
Investment and other income	121	989	1,273	1,143
Interest expense	(5,147)	(6,307)	(15,472)	(18,982)

Income before income taxes	30,888	23,954	81,174	72,245
Income taxes	(7,193)	(5,994)	(20,810)	(21,325)

Net income	$23,695	$17,960	$60,364	$50,920

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
Americas:
Sales in the Americas segment increased 14.9% to $144.4 million for the quarter and decreased 1.8% to $402.3 million for the nine months ended April 30, 2010, compared to $125.7 million and $409.6 million for the same three and nine-month periods in the prior year. Organic sales increased 9.7% for the quarter and decreased 4.3% for the year, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 3.1% in the quarter and 1.7% for the nine-month period. Sales in the segment were increased by the fiscal year 2010 acquisition of Stickolor which increased sales by 2.1% for the quarter and 0.8% for the nine-month period. The year-to-date sales in the region were negatively impacted by the economic downturn particularly in the manufacturing and construction sectors during the first and second quarters of fiscal 2010. The region returned to positive organic sales growth in the third quarter of fiscal 2010 due to strong growth in the Brady brand sales across the region and new products introduced that were positively received by the end-users and distributors.
Segment profit for the region increased 18.6% to $33.9 million from $28.5 million for the quarter and 4.8% to $90.2 million from $86.1 million for the nine months ended April 30, 2010, compared to the same periods in the prior year. Segment profit for the quarter was positively impacted by increased sales volume, while the segment continued to drive productivity improvements through consolidating facilities, and implementing other operational improvement initiatives to further reduce costs and improve productivity. As a percentage of sales, segment profit increased to 23.4% from 22.7% in the third quarter of fiscal 2010 and increased to 22.4% from 21.0% in the nine months ended April 30, 2010, compared to the same periods in the prior year.
Europe:
Europe sales increased 15.2% to $98.2 million for the quarter and 3.0% to $289.1 million for the nine months ended April 30, 2010, compared to $85.2 million and $280.6 million for the same three and nine-month periods in the prior year. Organic sales increased 6.1% for the quarter and decreased 3.4% for the nine months ended April 30, 2010, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 5.6% in the quarter and 4.6% for the nine-month period. The fiscal 2010 acquisitions of Welco and Securimed increased sales 3.5% for the quarter and 1.8% for the nine-month period. The segment’s organic sales were positively impacted during the quarter by the increases in the direct marketing businesses and the electronics industries. The organic sales for the nine months ended April 30, 2010 were adversely impacted by the declines in the automotive and electronics industries during the first quarter of fiscal 2010.
The current economic climate in Europe remains volatile. Management is uncertain as to when the challenging business conditions and fluctuating exchange rates will stabilize.
Segment profit for the region increased 15.6% to $27.5 million from $23.8 million for the quarter and 0.5% to $78.3 million from $77.9 million for the nine months ended April 30, 2010, compared to the same periods in the prior year. The increase in segment profit for the quarter was attributable to the increased sales volumes as discussed above. In response to the slowdown in business in the prior year and the first quarter of 2010, the segment took actions to address its cost structure, including a reduction in its workforce, limited discretionary spending, and consolidating facilities to offset the decline in sales. During the second and third quarters of fiscal 2010, the segment began to realize savings resulting from these actions. As a percentage of sales, segment profit increased to 28.0% from 27.9% in the third quarter of fiscal 2010 and decreased to 27.1% from 27.7% in the nine months ended April 30, 2010, compared to the same periods in the prior year.

Asia-Pacific:
Asia-Pacific sales increased 20.4% to $79.3 million for the quarter and 5.8% to $244.8 million for the nine months ended April 30, 2010, compared to $65.9 million and $231.3 million for the same three and nine-month periods in the prior year. Organic sales increased 9.4% in the quarter and decreased 0.7% for the nine months ended April 30, 2010, compared to the same periods in the previous year. Sales were positively impacted by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 11.0% in the quarter and 6.5% for the nine-month period. The significant increase in organic sales for the quarter was primarily due to the heightened focus on proprietary engineered solutions and new product launches to high-end consumer electronics and an expanded focus on MRO applications throughout the region. The slight decline in the organic sales for the nine months ended April 30, 2010 was a result of the decrease in sales during the first quarter of fiscal 2010 due to the global economic recession, partially offset by the strong sales growth during the second and third quarter of fiscal 2010 as discussed above.
Segment profit for the region increased 83.0% to $12.8 million from $7.0 million for the quarter and increased 15.2% to $38.6 million from $33.5 million for the nine months ended April 30, 2010, compared to the same periods in the prior year. The increase in segment profit during the three months ended April 30, 2010 was primarily due to Brady’s increased focused on higher-end, value-added solutions, newly launched products and the cost savings generated from the restructuring activities and facility rationalization. As a percentage of sales, segment profit increased to 16.1% from 10.6% in the third quarter of fiscal 2010 and to 15.8% from 14.5% in the nine months ended April 30, 2010, compared to the same periods in the prior year.
Financial Condition
Cash and cash equivalents were $207.1 million at April 30, 2010, compared to $188.2 million at July 31, 2009. The increase in cash of $18.9 million was the result of cash provided by operations of $118.2 million, partially offset by cash used for acquisitions, dividends, and debt payments during the nine months ended April 30, 2010.
Accounts receivable increased $19.6 million for the nine months ended April 30, 2010 mainly due to higher sales volumes. Inventories decreased $1.8 million for the nine months ended April 30, 2010, to $92.0 from $93.8 million at July 31, 2009. The decline in inventory was due to the benefits generated from working capital initiatives and the impact of foreign currency translation. The net increase in current liabilities was $47.1 million from July 31, 2009 to April 30, 2010. The increase was composed of a significant increase in accrued wages and amounts withheld from employees due to the accrual of the fiscal 2010 incentive compensation plans during the nine months ended April 30, 2010. Annual incentive compensation plans were cancelled for fiscal 2009 due to the Company’s financial performance resulting from the economic downturn and as such, no payouts for incentive compensation were made during the first quarter of fiscal 2010. The current maturities on long-term debt also increased during the third quarter of fiscal 2010 as principal payments on outstanding debt become due in the next twelve months.
Cash flow from operating activities totaled $118.2 million for the nine months ended April 30, 2010, compared to $77.0 million for the same period last year. The increases in the accounts payable and net income were offset by the increase in accounts receivable and accrued liabilities, resulting in an increase in the cash provided by operating activities as compared to the third quarter of fiscal 2009. The significant change in the accounts payable and accrued liabilities was primarily due to the accrual of the fiscal 2010 incentive compensation plans during the nine months ended April 30, 2010, as described above.
Cash used for acquisitions totaled $30.4 million for the nine months ended April 30, 2010 due to the acquisitions of Welco, Stickolor, and Securimed. The net cash paid for Welco, Stickolor, and Securimed was $1.8 million, $18.5 million, and $10.1 million, respectively. The Company did not complete any acquisitions during the nine months ended April 30, 2009. Capital expenditures were $20.9 million for the nine months ended April 30, 2010, compared to $16.0 million in the same period last year. The Company expects the capital expenditures to be approximately $25.0 million for fiscal 2010. Net cash used in financing activities was $50.0 million for the nine months ended April 30, 2010, due primarily to the payment of dividends and the principal payment on debt, partially offset by the proceeds from the issuance of common stock. Net cash used in financing activities for the same period last year was $65.0 million due primarily to the repurchase of the Company’s Class A Non-Voting Common Stock and the payment of dividends.
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

During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company paid equal installments of $21.4 million in June 2008 and June 2009. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes at par without penalty. In February 2010, the Company paid an installment of $26.1 million.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of April 30, 2010, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, and March 2007 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of April 30, 2010, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.9 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2010, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.9 to 1.0 and the interest expense coverage ratio equal to 6.5 to 1.0.
The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its borrowing capacity and ability to obtain additional financing, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. As of the date of this Form 10-Q, the credit and financial markets are in a period of instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.

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
Subsequent Events Affecting Financial Condition
On May 18, 2010, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A Common Stock of $0.175 per share payable on July 30, 2010 to shareholders of record at the close of business on July 9, 2010.
On May 13, 2010, the Company completed a private placement of €75,000 (approximately $95,000 USD) aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75,000 of senior notes consists of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. These unsecured notes were issued pursuant to a Note Purchase Agreement, dated as of May 13, 2010. The Company intends to use the net proceeds of the private placement to refinance existing debt, to fund future acquisitions, and for general corporate purposes. The Note Purchase Agreement requires the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined by the agreement, of not more than a 3.5 to 1.0 ratio.

Forward-Looking Statements
Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to attract and retain key talent; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Brady’s Form 10-K for the year ended July 31, 2009. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, and the Korean Won currency. As of April 30, 2010, the notional amount of outstanding forward contacts designated as cash flow hedges was $7.1 million. During the third quarter of fiscal 2010, the Company also used forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. As of April 30, 2010, the notional amount of forward foreign exchange currency contracts designated as net investment hedges was $101.2 million.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2010, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments for the three and nine months ended April 30, 2010 were $1.8 million unfavorable and $4.0 million favorable, respectively. The Company’s currency translation adjustments for the three and nine months ended April 30, 2009 were $16.5 million favorable and $138.5 million unfavorable, respectively. As of April 30, 2010 and 2009, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $221.7 million and $239.7 million, respectively. The potential decrease in the net current assets as of April 30, 2010 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $22.2 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency
ITEM 4. CONTROLS AND PROCEDURES
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
SIGNATURES

BRADY CORPORATION
Date: June 4, 2010	/s/ Frank M. Jaehnert
Frank M. Jaehnert
President & Chief Executive Officer

Date: June 4, 2010	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)