Form 10-K
period 2010-07-31
BRADY CORP
filed 2010-09-21
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 1-14959

BRADY CORPORATION
(Exact name of registrant as specified in charter)

Wisconsin
(State or other jurisdiction of	39-0178960
incorporation or organization)	(IRS Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 29, 2010, was approximately $1,281,152,775 (based on closing sale price of $28.26 per share on that date as reported for the New York Stock Exchange). As of September 15, 2010, there were outstanding 48,894,883 shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.
Item 1. Business
(a) General Development of Business
The Company, a Wisconsin corporation founded in 1914, currently operates globally in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in New Zealand, Russia, Taiwan, Turkey, Vietnam and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.
(b) Financial Information About Industry Segments
The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(c) Narrative Description of Business
Overview
Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products that identify and protect premises, products and people. Brady’s core capabilities in manufacturing, channel management, printing systems, precision engineering and materials expertise make it a leading supplier to customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, brand protection, education, governmental, public utility, and a variety of other industries. The Company’s ability to provide customers with a broad range of differentiated solutions both through the organic development of its existing business and the acquisition of complementary and adjacent businesses, its commitment to quality and service, its global footprint and its diversified sales channels have made it a world leader in many of its markets.
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
Competitive Strengths
The Company believes the following competitive strengths will allow it to achieve its growth and profitability strategies:
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
Operational Excellence. Brady continues to improve in operational productivity. It employs well-developed problem solving techniques through the Brady Business Performance System (“BBPS”) and invests in state-of-the-art equipment to capture efficiencies. The Company is largely vertically integrated and designs, manufactures and markets a majority of the products it sells. The Company has consistently generated positive cash flow from operations by continually reducing costs, improving working capital, and optimizing the efficiency of its manufacturing operations.
Broad Customer Base and Geographic Diversity. Brady believes its global infrastructure and diverse market presence provide a solid platform for further expansion, and enable it to act as a primary supplier to many of its global customers. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 63.4% of net sales in fiscal 2010. The Company’s broad product offering and global presence benefit many of its customers who seek a single or primary supplier. Brady has more than one million end-customers that operate in multiple industries.
Disciplined Acquisition and Integration Strategy. The Company has a dedicated team of experienced professionals that employ a disciplined acquisition strategy and process to acquire companies. It applies strict financial standards to evaluate all acquisitions using an expected return model based on a modified return on invested capital calculation. It also conducts disciplined integration reviews of acquired companies to track progress toward results expected at the time of acquisition. Since 1996, the Company has acquired and integrated 56 companies to increase market share in existing and new geographies, expand the product range it offers to both existing and new customers, as well as add new technological capabilities.
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
Deep and Talented Team. The Company believes that its team of employees has substantial depth in critical operational areas and has demonstrated success in reducing costs, integrating acquisitions and improving processes through economic cycles. The international experience of its management team and its commitment to developing strong management teams in each of its local operations is a competitive advantage. In addition, the Company believes it employs a world-class team of people and dedicates significant resources to recruiting people committed to excellence and investing in their potential. The depth and breadth of knowledge within the entire Brady organization strengthens relationships with its customers and suppliers and enables the Company to provide its customers with a high level of product and industry expertise.
Key Strategies
The Company’s primary objectives are to build upon its leading market positions, to improve its performance and profitability and to expand its existing activities through a multi-pronged strategic approach that focuses on improved productivity and revenue expansion. The Company’s key strategies include:
•	Revenue Expansion
Capitalize on Growing Niche Markets. The Company seeks to leverage its distribution network, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing niche markets. Growth prospects are driven primarily by the general expansion of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify and protect their assets and employees, as well as technological advances in markets such as mobile telecommunications and other electronic devices.
Increase Market Share. Many Brady markets are fragmented and populated with smaller regional or local competitors. The Company seeks to leverage its investment in new product development and its global sales, operations and distribution capabilities to increase market share, as well as expand its distribution channels to capture new customers. The Company employs a dedicated and experienced sales team that works closely with existing distributors and customers to identify and capture new opportunities. In addition, Brady plans to leverage the strength of its brands, the quality of its products and its long-standing relationships with key customers to build upon current market positions.

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
Expand Geographically. Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States. The Company is committed to being in close proximity to its customers and to low-cost manufacturing. Brady currently operates in 30 countries and employs approximately 6,600 people. Of the approximately 6,600 global employees, Asia-Pacific accounts for 41%, with the Americas and Europe employing 38%, and 21% of the workforce, respectively. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.
Market/Customer Segmentation and Voice of the Customer. In fiscal 2010, the Company launched a systematic process to facilitate its goals for growth into new and/or adjacent market spaces and focus Company resources on the best and most promising business development opportunities. Market and Customer Segmentation identifies fast growing, profitable market segments and the most attractive customers within these segments, while Voice of the Customer provides a more complete understanding of what these customers want and need in terms of products, services, and delivery options.
Pursue Strategic Acquisitions. The Company intends to continue to make complementary strategic acquisitions to further its goals of strengthening its market positions and entering new markets, new geographies and adjacent markets, where Brady competencies can be applied and social, economic and cultural trends can be positively leveraged. Brady works to drive substantial value creation through capitalizing on its acquisition and integration acumen.
New Product Development. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products that leverage its capabilities in specialty materials, die-cutting, software and printing systems. The Company continues to invest in research and development activities, and employs approximately 235 R&D professionals worldwide. In fiscal 2009 and 2010, the Company expanded its R&D operations in Singapore and Beijing, China. Amounts incurred for research and development activities were 3.4% and 2.8% of sales in fiscal 2010 and 2009, respectively.
•	Improve Productivity
Brady Business Performance System. The Company plans to continue its focus on improving operating efficiency and customer service, reducing costs, and improving productivity and return on invested capital. To this end, Brady is continuing the expansion of its Brady Business Performance System (“BBPS”) in most of its operations globally. This approach to improving profitability focuses on strategy deployment, operational efficiencies and lean manufacturing principles to drive cost savings, enhance customer service and improve overall business performance. In fiscal 2010, Brady accelerated the use of BBPS and its underlying principles beyond the manufacturing floor to functions such as human resources, information technology, finance, and sales and marketing which will continue in fiscal 2011.
Strategic Sourcing. Through coordinated supply chain management, the Company looks to increase productivity and efficiency in the process of procuring goods and services ranging from raw materials and products for resale, to travel and other services, as well as energy, communication and building lease costs. Brady’s strategic sourcing initiative, launched in fiscal 2010, focuses on reducing both direct and indirect spending while also implementing standard processes globally.
Sales and Marketing Productivity and Effectiveness. In fiscal 2010, the Company created a global team to focus on improving the effectiveness and efficiency of its sales and marketing professionals and processes to better service our existing customers and prospective customers while better managing our sales and marketing costs.
General and Administrative Expense Controls. The Company is focusing on the automation, standardization, and simplification of its back-office activities including finance, information technology, and other functions. This includes the centralization of certain functions in global and regional shared service centers to better leverage talent and gain economies of scale.
Products
The Company is largely vertically integrated by designing, developing, and producing the majority of its products internally. Brady materials are developed internally and manufactured out of a variety of films, many of which are coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used.

The Company has thousands of stock and custom products which consist of complete identification systems and other products used to create a safer work environment, improve operating efficiencies, and increase the utilization of assets through tracking and inventory process controls. Major product categories include: facility and safety signs, identification tags and markers, pipe and valve markers, asset identification labels, lockout/tagout products, security and traffic control products, printing systems and software for creating safety and regulatory labels and signs, spill control and clean-up products, wire and cable markers, high-performance labels, laboratory identification labels and printing systems, stand-alone printing systems, bar-code and other software, automatic identification and data collection systems, personal identification products, and precision die-cut solutions.
Some of the Company’s stock products were originally designed, developed and manufactured as custom products for a specific application. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through direct marketing and distributor sales. The Company’s most significant types of products are described below.
•	Safety and Facility Identification
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
Pipe markers and valve tags including plastic or metal, self-adhesive or mechanically applied stock or custom-designed pieces for the identification of pipes and control valves in the mechanical contractor and process industry markets. These products are designed to help identify and provide information as to the contents, direction of flow and special hazardous properties of materials contained in piping systems, and to facilitate repair or maintenance of the systems.
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
Brady manufactures a broad range of wire and cable-marking products, including labels, sleeves, printers and software that allow customers to create their own labels, and printers to print and apply them. These products mark and identify wires, cables and their termination points to facilitate manufacturing, construction, repair or maintenance of equipment, and data communication and electrical wiring systems used in virtually every industrial, power and communication market.

•	High Performance Identification
Brady produces a complete line of label materials and printing systems to meet customers’ needs for identification requirements for product identification, brand protection labeling, tamper-evident labeling, work in process labeling, finished product identification and bar coding that perform under harsh or demanding conditions. Brady prints stock and custom labels and also sells unprinted materials to enable customers to print their own labels.
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
•	People Identification
The Company offers identification systems and products including photo ID card systems that combine biometrics, digital imaging and other technologies to positively identify people; self-expiring name tags that make use of migratory ink technology which, upon activation, starts a timed process resulting in an altered message, color or design to indicate expiration; software for visitor and employee identification; and identification accessories including lanyards, badge holders, badge reels and attachments, as well as photo identification kits.
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
The Company also direct markets certain products and those of other manufacturers by catalog sales, outbound telemarketing, and electronic access via the Internet in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalogs are distributed in the United States, Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Italy, the Netherlands, Portugal, Slovakia, Spain, Switzerland and the United Kingdom, and include foreign language catalogs.
Brands
The Company goes to market under a variety of brand names. The Brady brand includes high-performance labels, wire identification products, printers, software, safety and facility identification products, lock-out/tag-out products, people identification products, precision die-cut parts and specialty materials. Other die-cut materials are marketed as Balkhausen products. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Prinzing and Scafftag brands. In addition, identification products for the utility industry are marketed under the Electromark brand and spill-control products are marketed under the Sorbent Products Company and D.A.W.G. brands; poster printers and cutting systems for education and government markets are offered under the Varitronics brand; wire identification products are marketed under the Modernotecnica brand and the Carroll brand; and custom labels and nameplates under the Stickolor brand. Direct marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts names; direct supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands. Security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name; automatic identification and bar-code software is offered under the Teklynx name.

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
The Company produces the majority of its pressure sensitive materials through vertically integrated manufacturing processes. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s manufacturing processes and inventory controls are designed to attain profitability in small orders by emphasizing flexibility and the optimal utilization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Many of the Company’s manufacturing facilities have received ISO 9001, 9002, or 14001 certification.
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
The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin and its research and development facilities in Singapore and Beijing, China. The Company spent approximately $42.6 million, $34.2 million, and $40.6 million during the fiscal years ended July 31, 2010, 2009, and 2008, respectively, on its research and development activities. In fiscal 2010, approximately 235 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Asia and under contract with universities, other institutions and consultants.
The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.

International Operations
In fiscal 2010, 2009, and 2008, sales from international operations accounted for 63.4%, 61.8%, and 62.9%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in New Zealand, Russia, Taiwan, Turkey, Vietnam and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia
Competition
The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading producers in its specific markets of wire markers, safety signs, pipe markers, label printing systems, die-cut products and bar-code-label-generating software. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.
Backlog
As of July 31, 2010, the amount of the Company’s backlog orders believed to be firm was $35.3 million. This compares with $27.5 million and $32.0 million of backlog orders as of July 31, 2009 and 2008, respectively. The increase in the backlog is primarily due to an increase in the brand protection orders. Average delivery time for the Company’s orders varies from same day delivery to one month, depending on the type of product, customer request or demand, and whether the product is stock or custom-designed and manufactured. The Company’s backlog does not provide much visibility for future business.
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
Employees
As of September 15, 2010, the Company employed approximately 6,600 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good. The mix of employees is changing as the Company employs more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.
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
The Company’s financial condition, results of operations, cash flows, or liquidity may be adversely affected by a prolonged economic downturn or economic uncertainty.
The Company’s business and operating results have been and will continue to be affected by global economic conditions. As global economic conditions deteriorate or economic uncertainty increases, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers may have a material adverse effect on our financial condition, results of operations, cash flows, or liquidity.
Demand for the Company’s products may be susceptible to fluctuations in the major markets served that may cause volatility in its results of operations, cash flows, and liquidity.
Sales of the Company’s products may be susceptible to changes in market conditions. The Company’s business in the safety and facility identification and wire and cable identification product lines tends to vary with the nominal GDP of the local economies in which the Company manufactures and sells. As a result, in periods of economic contraction, the business is likely to decline. In the precision die-cut and high performance identification product lines, the Company may be adversely affected by reduced demand for products due to downturns in the global economy as this is a more volatile business. This can result in higher degrees of volatility in the Company’s net sales, results of operations, cash flows, and liquidity. These more volatile markets include, but are not limited to, mobile telecommunication devices, hard disk drives and electronics in personal computers and other electronic devices.
Failure to meet certain financial covenants required by our debt agreements may adversely affect our assets, financial position, cash flows, and liquidity.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The June 2004, February 2006, March 2007 and May 2010 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). The debt agreements also require that the aggregate net book value of the assets sold or otherwise disposed of by the Company and its subsidiaries, as defined in the agreement, in any fiscal year of the Company shall not exceed 15% of consolidated tangible net worth.
If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition.
An increase in the Company’s level of debt could adversely affect our financial health.
An increase in the Company’s level of debt, which historically has occurred to finance acquisitions and for other general corporate purposes, could adversely impact: obligations under existing debt agreements; ability to obtain additional financing for future growth; future interest rates; cash flows available to fund new product development; capital expenditures; working capital and other general corporate activities; and the Company’s flexibility in planning and reacting to changes in the business.

The Company’s net earnings could be affected by changes in tax legislation or tax rates. Additionally, audits by taxing authorities could result in tax payments for prior periods.
The Company is subject to income taxes in the U.S. and in many non-U.S. jurisdictions. As such the Company’s net earnings are subject to risk due to changing tax laws and tax rates around the world. In the U.S., as of July 31, 2010, there are a number of tax proposals at various stages of legislation as well as certain legislation that recently passed but has not yet been fully analyzed. Some of the proposals would eliminate provisions that historically benefited the Company’s effective tax rate. Additionally, certain tax provisions in the U.S. recently lapsed, including the Research and Development Tax Credit and the controlled foreign corporation look-through rule. If these provisions are not extended it could negatively impact the Company’s financial results. While it is impossible for us to predict whether some or all of these proposals will be enacted, it is likely they will have an impact on our net earnings.
The Company’s tax filings are subject to audit by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future net earnings may be adversely impacted.
The Company reviews the probability of the realization of its deferred tax assets on a quarterly basis based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, the Company utilizes historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and foreign jurisdictions, or changes in its geographic footprint may require changes in the valuation allowances to reduce its deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s net earnings.
The Company may be adversely impacted by an inability to identify, complete and integrate acquisitions.
Our historical growth has included, and our future growth strategy includes, acquisitions. The Company may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies, economic conditions, or price expectations from sellers. If the Company is unable to complete additional acquisitions, its growth may be limited.
Additionally, as the Company grows through acquisitions, it will continue to place significant demands on its management, operational and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance and administrative operations. The successful integration of acquisitions will require substantial attention from the Company’s management and the management of the acquired businesses, which could decrease the time management has to serve and attract customers. The Company cannot assure that it will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that it will be able to achieve the financial or operational success expected from the acquisitions. The Company’s financial condition, cash flows and operational results could be adversely affected if it does not successfully integrate the newly acquired businesses or if its other businesses suffer on account of the increased focus on the newly acquired businesses.
If the Company fails to develop new products or its customers do not accept the new products it develops, the Company’s business could be adversely affected.
Development of proprietary products is key to the success of the Company’s core growth and high gross profit margins now and in the future. Therefore, the Company must continue to develop new and innovative products and acquire and retain the necessary intellectual property rights in these products on an ongoing basis. If it fails to make innovations, launches products with quality problems, or the market does not accept its new products, then the Company’s financial condition, results of operations, cash flows, and liquidity could be adversely affected. The Company continues to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause its customers to buy from a competitor or may cause the Company to lower its prices in order to compete. This could have an adverse impact on the Company’s profitability.
The Company operates in competitive markets and may be forced to cut its prices or incur additional costs to remain competitive, which may have a negative impact on its profitability.
The Company faces substantial competition throughout its entire business, but particularly in the precision die-cut business. Competition may force the Company to cut its prices or incur additional costs to remain competitive. The Company competes on the basis of production capabilities, engineering and R&D capabilities, materials expertise, its global footprint, customer service and price. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put the Company at a disadvantage in the affected business by threatening its market share or reducing its profit margins. Additionally, in some of its other businesses, the Company’s distributors/customers may seek lower cost sourcing opportunities, which could cause a loss of business that may adversely impact the Company’s revenues.

The global nature of our business exposes us to foreign currency fluctuations that could adversely affect the Company’s sales, profits, and cash balances.
More than 60 percent of the Company’s revenues are derived outside the United States. As such, fluctuations in foreign currency exchange rates can have an adverse impact on its sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect operating results from the Company’s foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase operating results in the Company’s foreign operations when translated into U.S. dollars. During fiscal 2010, the weakening U.S. dollar versus the majority of other currencies increased the Company’s sales by $32.3 million.
As of July 31, 2010, approximately 54% of the Company’s cash and cash equivalents were held outside the United States. As a result, fluctuations in foreign currency can have an adverse impact on the Company’s cash balances. Any increase in the value of the U.S. dollar in relation to the value of various foreign currencies will have a negative impact on cash balances when translated into U.S. dollars. Weakening of the U.S. dollar against foreign currencies will have a positive impact on cash balances when foreign currencies are translated into U.S. dollars.
The Company’s goodwill or other intangible assets may become impaired, which may negatively impact the Company’s profitability.
The Company has a substantial amount of goodwill and other intangible assets on its balance sheet as a result of its acquisitions. As of July 31, 2010, the Company had $768.6 million of goodwill on its balance sheet, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets it acquired, and $103.5 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks it acquired in its acquisitions. At July 31, 2010, goodwill and other intangible assets represented approximately 49.9% of the Company’s total assets. The Company evaluates goodwill at least annually for impairment based on the fair value of each operating segment. It assesses the impairment of other intangible assets at least annually based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. A worldwide economic downturn, credit crisis, or uncertainty in the markets the Company serves can adversely impact the assumptions in these valuations. If the estimated fair value of the Company’s operating segments change in future periods, it may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing its earnings in such period.
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
As a result of its strong growth in developing economies, particularly in South America and Asia, a significant portion of the Company’s sales are attributable to products manufactured outside of the United States. More than half of the Company’s approximately 6,600 employees and more than half of its manufacturing locations are outside of the United States. The Company’s international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where the Company has operations could have a material adverse effect on its financial condition, results of operations, and cash flows

Environmental, health and safety laws and regulations could adversely affect the Company’s business.
The Company’s facilities and operations are subject to numerous laws and regulations relating to climate change, air emissions, wastewater discharges, the handling of hazardous materials and wastes, manufacturing and disposal of certain materials, and regulations otherwise relating to health, safety and the protection of the environment. The Company’s products may also be governed by regulations in the countries where they are sold. As a result, the Company may need to devote management time or expend significant resources on compliance, and has incurred and will continue to incur capital and other expenditures to comply with these regulations. Any significant costs may have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Further, these laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon the Company’s financial condition, results of operations or cash flows.
The Company’s businesses are subject to regulation; failure to comply with those regulations could adversely affect its financial condition, results of operations, cash flows, and reputation.
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
The Company also has agreements relating to the sale of products to government entities or supply products to companies who resell these products to government entities and are subject to various statutes and regulations that apply to companies doing business with the government. The laws governing government contracts differ from the laws governing private contracts. The Company is also subject to investigation and audit for compliance with the requirements of government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting.
The Company may be unable to successfully complete its restructuring plans to reduce costs and increase efficiencies in its businesses and, therefore, it may not achieve projected financial statement benefits.
The Company continues to initiate several measures to address its cost structure and market requirements. Successful implementation of such initiatives is critical to the Company’s future competitiveness and its ability to improve profitability. Further actions to reduce the Company’s cost structure and the charges related to these actions may have a material adverse effect on the Company’s results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 56 manufacturing or distribution facilities in the following regions:
Americas: Sixteen are located in the United States; three in Brazil, two in Mexico; and one in Canada.
Europe: Four each located in the United Kingdom and Germany; three each located in Belgium and France; two in Italy: and one each in the Netherlands, Norway, Poland, and Sweden.
Asia-Pacific: Six are located in China; two in Australia; and one each in Japan, Thailand, Singapore, India, South Korea, and Malaysia.
The Company’s present operating facilities contain a total of approximately 3.3 million square feet of space, of which approximately 2.3 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

Item 3. Legal Proceedings
The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material adverse effect on the Company’s consolidated financial statements.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The quarterly stock price history on the New York Stock Exchange is as follows for each of the quarters in the fiscal years ended July 31:

	2010		2009		2008
	High	Low	High	Low	High	Low
4th Quarter	$34.75	$24.37	$29.41	$21.33	$39.04	$32.99
3rd Quarter	$35.28	$27.19	$23.08	$14.61	$34.00	$28.58
2nd Quarter	$31.22	$26.77	$31.07	$16.38	$40.03	$29.44
1st Quarter	$33.06	$27.08	$39.68	$25.18	$43.78	$34.04
There is no trading market for the Company’s Class B Voting Common Stock.
(b) Holders
As of September 15, 2010, there were 691 Class A Common Stock shareholders of record and approximately 4,100 beneficial shareholders. There are three Class B Common Stock shareholders.
(c) Issuer Purchases of Equity Securities
During fiscal 2008 and fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transaction, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 1,345,000 and 1,349,000 shares of its Class A Common Stock for $40.3 million and $42.2 in fiscal 2009 and 2008, respectively, in connection with its stock repurchase plans. The Company reacquired 102,067 shares of its Class A Common Stock for $2.5 million in the fourth quarter of fiscal 2010. As of July 31, 2010, there remained 204,133 shares to purchase in connection with this share repurchase plan.
The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the fourth quarter of fiscal 2010.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
May 1, 2010 – May 31, 2010	—	$—	—	306,200
June 1, 2010 – June 30, 2010	—	$—	—	306,200
July 1, 2010 – July 31, 2010	102,067	$24.86	102,067	204,133

Total	102,067	$24.86	102,067	204,133

(d) Dividends
The Company has followed a practice of paying quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends that can be made annually to $50 million plus 75% of the consolidated net income excluding all extraordinary non-cash items for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.

During the two most recent fiscal years and for the first quarter of fiscal 2011, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2011	2010				2009
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.18	$0.175	$0.175	$0.175	$0.175	$0.17	$0.17	$0.17	$0.17
Class B	0.16335	0.15835	0.175	0.175	0.175	0.15335	0.17	0.17	0.17
(e) Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2005, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s SmallCap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P SmallCap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/05 in stock or index — including reinvestment of dividends. Fiscal year ended July 31.

	7/31/2005	7/31/2006	7/31/2007	7/31/2008	7/31/2009	7/31/2010
Brady Corporation	100.00	100.23	105.53	112.54	92.77	89.85
S&P 500 Index	100.00	105.38	122.38	108.81	87.09	99.14
S&P SmallCap 600 Index	100.00	103.76	118.40	108.60	87.67	104.48
Russell 2000 Index	100.00	104.24	116.88	109.03	86.44	102.29
Copyright (C) 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2006 through 2010

	2010	2009	2008	2007	2006
Operating Data (1)
Net Sales	$1,259,096	$1,208,702	$1,523,016	$1,362,631	$1,018,436
Gross Margin	623,297	577,583	744,195	657,044	525,755
Operating Expenses:
Research and development	42,621	34,181	40,607	35,954	30,443
Selling, general and administrative	435,906	397,180	495,904	449,103	338,796
Restructuring charge (2)	15,314	25,849	—	—	—

Total operating expenses	493,841	457,210	536,511	485,057	369,239

Operating Income	129,456	120,373	207,684	171,987	156,516
Other Income (Expense):
Investment and other income — net	1,168	1,800	4,888	2,875	2,403
Interest expense	(21,222)	(24,901)	(26,385)	(22,934)	(14,231)

Net other expense	(20,054)	(23,101)	(21,497)	(20,059)	(11,828)

Income before income taxes	109,402	97,272	186,187	151,928	144,688
Income Taxes	27,446	27,150	53,999	42,540	40,513

Net Income	$81,956	$70,122	$132,188	$109,388	$104,175

Net Income Per Common Share — (Diluted):
Class A nonvoting	$1.55	$1.32	$2.41	$2.00	$2.07
Class B voting	$1.53	$1.31	$2.39	$1.98	$2.05
Cash Dividends on:
Class A common stock	$0.70	$0.68	$0.60	$0.56	$0.52
Class B common stock	$0.68	$0.66	$0.58	$0.54	$0.50
Balance Sheet at July 31:
Working capital	$375,184	$286,955	$390,524	$303,359	$240,537
Total assets	1,746,231	1,583,267	1,850,513	1,698,857	1,365,186
Long-term obligations, less current maturities	382,940	346,457	457,143	478,575	350,018
Stockholders’ investment	1,005,027	951,092	1,021,808	891,012	746,046
Cash Flow Data:
Net cash provided by operating activities	165,238	126,645	225,554	136,018	114,896
Depreciation and amortization	53,022	54,851	60,587	53,856	35,144
Capital expenditures	(26,296)	(24,027)	(26,407)	(51,940)	(39,410)

(1)
Financial data has been impacted by the acquisitive nature of the Company as three, two, seven, and eleven acquisitions were completed in fiscal years ended July 31, 2010, 2008, 2007, and 2006, respectively. There were no acquisitions in fiscal 2009. See Note 2 in Item 8 for further information on the acquisitions that were completed.

(2)
In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including the reduction in its workforce and decreased discretionary spending. The Company continued such measures during fiscal 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In fiscal 2010, the Company posted sales of $1,259.1 million and net income of $82.0 million, an increase of 4.2% and 16.9%, respectively, from fiscal 2009. Of the 4.2% increase in sales, organic sales increased 0.2%, the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 2.7%, and fiscal 2010 acquisitions increased sales 1.3%. Regionally, fiscal 2010 sales in the Americas, Europe, and Asia-Pacific increased 3.1%, 3.5%, and 6.7%, respectively, as compared to fiscal 2009.
Net income for fiscal 2010 increased 16.9% to $82.0 million or $1.55 per diluted share of Class A Common Stock, compared to $70.1 million, or $1.32 per diluted share of Class A Common Stock in fiscal 2009. Fiscal 2010 net income before restructuring related expenses was $93.4 million, or $1.76 per diluted share of Class A Common Stock compared to 2009 net income before restructuring related expenses of $90.2 million, or $1.71 per diluted share of Class A Common Stock.
In fiscal 2010, the Company generated $165.2 million of cash from operations, an increase of $38.6 million from the prior fiscal year. The increase was primarily due to the Company’s improvements in working capital and net income.
Results of Operations
Year Ended July 31, 2010, Compared to Year Ended July 31, 2009
The comparability of the operating results for the fiscal years ended July 31, 2010 to July 31, 2009, has been impacted by the following acquisitions completed in fiscal 2010.

Acquisitions:	Segment	Date Completed
Welconstruct Group Limited (“Welco”)	Europe	October	2009
Stickolor Industria e Comerciao de Auto Adesivos Ltd (“Stickolor”)	Americas	December	2009
Securimed SAS (“Securimed”)	Europe	March	2010
Fiscal 2010 sales increased $50.4 million, or 4.2% from fiscal 2009. The 4.2% increase consisted of 0.2% growth in organic sales, 1.3% growth due to acquisitions, and 2.7% growth resulting from the effects of foreign currency translation.
Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions owned less than one year and foreign currency translation effects), were up 0.2% compared to fiscal 2009. The annual organic sales growth of 0.2% varied significantly by quarter. In the first quarter of the year the Company experienced a 15.9% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. Subsequent to the first quarter the Company experienced sequential growth over the prior period each quarter.
The acquisitions listed above increased sales by $16.2 million or 1.3% in fiscal 2010. The currency growth reflects fluctuations in the exchange rates used to translate financial results into the United States Dollar which increased sales by $32.3 million or 2.7% for the year.
The gross margin as a percentage of sales increased to 49.5% in fiscal 2010 from 47.8% in fiscal 2009. The increase in gross margin as a percentage of sales was primarily due to the cost savings generated from restructuring activities as well as lean and continuous improvement activities in fiscal 2010 and 2009.
Research and development expenses increased to $42.6 million in fiscal 2010 from $34.2 million in fiscal 2009, and increased as a percentage of sales in fiscal 2010 to 3.4% compared to 2.8% in fiscal 2009. The increase was due to the Company’s continued commitment to investing in new product development as well as the increased incentive compensation expenses during fiscal 2010.
Selling, general, and administrative (“SG&A”) expenses increased to $435.9 million in fiscal 2010 as compared to $397.2 million in fiscal 2009. The increase in SG&A expenses was primarily due to the resumption of payment of certain incentive compensation expenses during fiscal 2010, as well as the effects of the fluctuations in the exchange rates used to translate financial results into the United States dollar. In fiscal 2009, the Company experienced a reduction in SG&A due to the elimination of certain incentive compensation plans during the year. As a percentage of sales, SG&A increased to 34.6% in fiscal 2010 from 32.9% in fiscal 2009.

Restructuring charges were $15.3 and $25.8 million during fiscal 2010 and 2009, respectively. In fiscal 2009, $1.6 million of income tax expense was also incurred related to the anticipated repayment of certain tax holidays due to site consolidation actions. In response to the global economic downturn, the Company implemented a plan to reduce its cost structure. During fiscal 2009 and 2010, the Company incurred costs related to the reduction of its workforce and facility consolidations. Restructuring costs related primarily to employee separation costs, consisting of severance pay, outplacement services, medical, and other related benefits for the Company’s work force.
Interest expense decreased to $21.2 million from $24.9 million for fiscal 2010 compared to fiscal 2009. In fiscal 2010, the Company repaid approximately $44.9 million of debt. Interest expense decreased due to the Company’s lower principal balance under the previously outstanding debt agreements. The decrease was partially offset by additional interest on the May 2010 private placement, as compared to the prior year.
Other income and expense decreased $0.6 million in fiscal 2010 to $1.2 million from $1.8 million in the prior year. The decrease was primarily due to a decrease in foreign exchange gains, offset by gains on securities held in executive deferred compensation plans.
The Company’s effective tax rate was 25.1% for fiscal 2010 compared to 27.9% for fiscal 2009. The decrease in the Company’s effective tax rate during fiscal 2010 was primarily due to the mix of profits in low and high tax countries as well as positive impacts from foreign and U.S. income tax audits. The Company anticipates that its fiscal 2011 tax rate will approximate 26%, subject to potential effects of pending and proposed U.S. tax legislation.
On August 10, 2010, the Education Jobs and Medicaid Assistance Act of 2010 was passed in the United States. This law included certain international tax provisions that could increase the Company’s tax rate. However, the Company has not yet completed analyzing the impact that this legislation may have on its earnings or financial position.
Net income for the fiscal year ended July 31, 2010, increased 16.9% to $82.0 million, compared to $70.1 million for the fiscal year ended July 31, 2009, as a result of the factors noted above. Net income as a percentage of sales increased to 6.5% from 5.8% for the fiscal year ended July 31, 2010 compared the same period in the prior year. Diluted net income per share increased 17.4% to $1.55 per share for fiscal 2010 compared to $1.32 per share for the fiscal year ended July 31, 2009. Fiscal 2010 and 2009 net income before restructuring related expenses was $93.4 million, or $1.76 per diluted share of Class A Common Stock, and $90.2 million, or $1.71 per diluted share of Class A Common Stock, respectively.
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
Interest expense decreased to $24.9 million from $26.4 million for fiscal 2009 compared to fiscal 2008. In fiscal 2009, the Company repaid approximately $87.2 million of debt. As a result of the lower principal balance under the related debt agreement, the Company’s interest expense decreased as compared to the prior year.
The Company’s effective tax rate was 27.9% for fiscal 2009 compared to 29.0% for fiscal 2008. The decreased tax rate in fiscal 2009 was primarily due to decreased profits in higher tax countries.
Net income for the fiscal year ended July 31, 2009, decreased 47% to $70.1 million, compared to $132.2 million for the fiscal year ended July 31, 2008, as a result of the factors noted above. Net income as a percentage of sales decreased to 5.8% from 8.7% for the fiscal year ended July 31, 2009 compared the same period in the prior year. Diluted net income per share decreased 45.2% to $1.32 per share for fiscal 2009 compared to $2.41 per share for the fiscal year ended July 31, 2008. Fiscal 2009 net income before restructuring related expenses was $90.2 million, or $1.71 per diluted share of Class A Common Stock.

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

			Asia-	Total	Corporate and	Total
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Company
SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2010	$551,185	$380,121	$327,790	$1,259,096	—	$1,259,096
July 31, 2009	534,440	367,156	307,106	1,208,702	—	1,208,702
July 31, 2008	667,106	496,715	359,195	1,523,016	—	1,523,016
SALES GROWTH INFORMATION
Year ended July 31, 2010:
Organic	0.1%	(0.3)%	0.8%	0.2%	—	0.2%
Currency	1.6%	1.4%	5.9%	2.7%	—	2.7%
Acquisitions	1.4%	2.4%	0.0%	1.3%	—	1.3%
Total	3.1%	3.5%	6.7%	4.2%	—	4.2%
Year ended July 31, 2009:
Organic	(18.5)%	(18.1)%	(10.3)%	(16.4)%	—	(16.4)%
Currency	(1.7)%	(9.4)%	(4.2)%	(4.8)%	—	(4.8)%
Acquisitions	0.3%	1.4%	0.0%	0.6%	—	(0.6)%
Total	(19.9)%	(26.1)%	(14.5)%	(20.6)%	—	(20.6)%
SEGMENT PROFIT
Years ended:
July 31, 2010	$125,169	$103,316	$52,105	$280,590	$(14,131)	$266,459
July 31, 2009	114,404	99,875	42,575	256,854	(7,952)	248,902
July 31, 2008	157,523	135,426	58,234	351,183	(9,048)	342,135
NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
(Dollars in thousands)	2010	2009	2008
Total profit for reportable segments	$280,590	$256,854	$351,183
Corporate and eliminations	(14,131)	(7,952)	(9,048)
Unallocated amounts:
Administrative costs	(121,689)	(102,680)	(134,451)
Restructuring costs	(15,314)	(25,849)	—
Investment and other income — net	1,168	1,800	4,888
Interest expense	(21,222)	(24,901)	(26,385)

Income before income taxes	109,402	97,272	186,187
Income taxes	(27,446)	(27,150)	(53,999)

Net income	$81,956	$70,122	$132,188

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating segment performance.

Americas
Sales in the Americas region increased 3.1% from fiscal 2009 to fiscal 2010, and decreased 19.9% from fiscal 2008 to fiscal 2009. Organic sales grew 0.1% in 2010 and declined 18.5% in 2009. The annual organic sales growth of 0.1% in fiscal 2010 varied significantly during the year. In the first quarter the Americas experienced a 15.2% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter the Americas experienced a 4.3% decline in organic sales as the economic recession began in the prior year quarter. Subsequent to the first half of the year, Americas experienced sequential growth over the prior period each quarter due to modest improvements in the cable and wire ID, industrial identification, and safety and facility identification markets. The Company’s sales volumes of sorbent products increase in the fourth quarter of fiscal 2010 as a result of the clean-up of the Gulf of Mexico oil spill. The acquisition of Stickolor increased sales of the segment by 1.4% and the fluctuations of the exchange rates used to translate financial results into U.S. dollars increased sales by 1.6% in fiscal 2010. The segment experienced declines in organic sales in fiscal 2009 due to the global economic downturn. The decrease in sales also resulted from the declining volumes of the manufacturing and construction sectors, as well as the impact of declining inventories of the Company’s distribution partners and other customers. Fluctuations in the exchange rates used to translate financial results into U.S. dollars decreased sales by 1.7% in fiscal 2009 when compared to the prior fiscal year.
In the Americas region, segment profit increased 9.4% to $125.2 million in fiscal 2010 from $114.4 million in fiscal 2009. Segment profit as a percentage of sales increased to 22.7% in 2010 from 21.4% in 2009. This increase was primarily due to the segment’s commitment to its productivity initiatives including lean manufacturing and strategic sourcing initiatives. Comparing fiscal 2009 to 2008, segment profit decreased 27.4% to $114.4 million in fiscal 2009 from $157.5 million in fiscal 2008. Segment profit as a percentage of sales decreased to 21.4% in 2009 from 23.6% in 2008. This decrease was primarily due to the decrease in sales volume, impacting the segment’s ability to absorb fixed costs. Cost savings partially offset this decrease. Costs savings came from the restructuring activities in addition to reductions in discretionary spending.
Europe
Sales in the European region increased 3.5% from fiscal 2009 to fiscal 2010, and decreased 26.1% in fiscal 2009 from fiscal 2008. Organic sales declined 0.3% in fiscal 2010 and 18.1% in fiscal 2009 as compared to prior years. The annual organic sales decline of 0.3% varied significantly during the year. In the first quarter Europe experienced a 12.3% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter Europe experienced a 1.6% decline in organic sales as the economic recession began in the prior year quarter. Subsequent to the first half of the year, Europe experienced sequential growth over the prior period each quarter. The segment’s organic sales volumes in direct marketing businesses and electronic industries improved modestly. The increase was offset by the decline in sales to governmental and public utilities. The acquisitions of Welco and Securimed in fiscal 2010 increased sales by 2.4%. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 1.4% in fiscal 2010. In fiscal 2009 the segment was negatively affected by the fluctuations in the exchange rates, reducing sales by 9.4% as compared to prior periods. Organic sales declined 18.1% in fiscal 2009 as compared to the prior year. The segment’s organic sales continued to be adversely impacted by the global economic downturn in fiscal 2009. Organic sales in the private sector to the automotive and electronics markets declined in the Europe segment, with sales to governments and public utilities partially offsetting these declines.
In the Europe region, segment profit increased 3.4% to $103.3 million in fiscal 2010 from $99.9 million in fiscal 2009. Segment profit as a percentage of sales remained constant at 27.2% in fiscal 2010 and 2009. The segment maintained its segment profit percent in fiscal 2010 and was able to offset the increased expenses with cost savings initiatives put in place in fiscal 2009 and 2010. Comparing fiscal 2009 to 2008, segment profit as a percentage of sales decreased slightly to 27.2% in 2009 from 27.3% in 2008. The decline in segment profit in fiscal 2009 was attributable to the declining sales volumes and the impact of foreign currency translation. In response to the sales downturn, the segment implemented various cost saving measures during fiscal year 2009 that have generated savings to partially offset the impact of lower sales volumes.
Asia-Pacific
Asia-Pacific sales increased 6.7% from fiscal 2009 to fiscal 2010, and decreased 14.5% in fiscal 2009 from fiscal 2008. Organic sales increased 0.8% in fiscal 2010 and declined 10.3% in fiscal 2009 as compared to prior years. The annual organic sales growth of 0.8% varied significantly during the year. In the first quarter Asia experienced a 20.4% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter Asia experienced a 25.7% growth in organic sales as the impact of the economic recession in the prior quarter was offset by a heightened focus on high end mobile electronics and strong growth in the data storage market. In the third and fourth quarters Asia experienced growth of 9.4% and 5.2%, respectively. The increase in organic sales in fiscal 2010 was primarily due to the success in higher-end solutions in both the mobile electronics and computer and storage markets. The decline in organic sales in fiscal 2009 was primarily due to the overall decline in the electronics and mobile handset markets and aggressive pricing demands from customers, slightly offset by increased demand for MRO products to support infrastructure development sponsored by government stimulus spending in the region. Foreign currency translation positively impacted the segment’s sales by 5.9% in 2010 whereas in fiscal 2009 the segment’s sales were negatively impacted by 4.2%, as compared to prior years.

In the Asia-Pacific region, segment profit increased 22.4% to $52.1 million in fiscal 2010 from $42.6 million in fiscal 2009. Segment profit as a percentage of sales increased to 15.9% in fiscal 2010 from 13.9% in fiscal 2009. The increase in the segment’s profit was primarily due to the commitment to lean manufacturing at all of the segment’s facilities. Comparing fiscal 2009 to 2008, segment profit as a percentage of sales declined to 13.9% in 2009 from 16.2% in 2008. The decline in the profit in fiscal 2009 was primarily the result of decreased sales, offset by savings generated from restructuring activities, shortened work weeks, and reduced discretionary spending.
Liquidity and Capital Resources
Cash and cash equivalents were $314.8 million at July 31, 2010, compared to $188.2 million at July 31, 2009. The increase of $126.6 million was the result of cash provided by operations of $165.2 million, offset by cash used in investing activities of $48.7 million, and cash provided by financing activities of $15.3 million. The financing activities included $94.9 million in proceeds from debt issuance, $44.9 million debt principal payments, $2.5 million related to the repurchase of treasury stock, and $36.8 million in dividend payments. The effects on the fluctuations of the U.S. dollar against other currencies negatively impacted cash by $5.1 million during fiscal 2010.
The Company’s working capital excluding cash as a percentage of sales decreased to 5% in fiscal 2010 from 8% in fiscal 2009. Accounts receivable balances increased $30.4 million from July 31, 2009 to July 31, 2010. The increase in accounts receivable was due primarily to the impact of foreign currency translation as well as the increase in sales volumes. Inventories increased $0.9 million from July 31, 2009 to July 31, 2010 due to increased business activity, partially offset by focused inventory reduction initiatives, and the impact of foreign currency translation. Current liabilities increased $71.3 million over the same period due to the return of the annual incentive compensation plans in fiscal 2010 as well as the impact of foreign currency translation. Annual incentive compensation plans were cancelled for fiscal 2009 due to the Company’s financial performance resulting from the economic downturn and as such, no payouts for incentive compensation were made during the first quarter of fiscal 2010. The current maturities of long-term debt also increased to $61.3 million during fiscal 2010 as principal payments on outstanding debt become due in the next twelve months.
In fiscal 2010, the Company generated $165.2 million of cash from operations, an increase of $38.6 million from the prior fiscal year. The increase was primarily due to improvements in the Company’s net income and working capital, as discussed above.
Cash used for investing activities totaled $48.7 million and $19.0 million in fiscal 2010 and 2009, respectively. Cash used for acquisitions totaled $30.4 million during fiscal 2010, as compared to $0.0 and $29.3 million of cash used for acquisitions in fiscal 2009 and 2008, respectively. The Company did not complete any acquisitions in fiscal 2009. The cash paid in fiscal 2010 for Welco, Stickolor, and Securimed was $1.8 million, $18.5 million, and $10.1 million, respectively. The investing activities also include the settlement of the net investment foreign exchange contract resulting in proceeds of $6.2 million which is accounted for as component of other comprehensive income (“OCI”) on the Consolidated Balance Sheet. In fiscal 2009 the Company reached a settlement with the former owners of Tradex related to the purchase price of the Tradex acquisition. The Company received approximately $3.5 million as the result of the settlement during fiscal 2009. Payments of $0.7 million and $0.7 million were made during fiscal 2009 to satisfy the earnout and holdback liabilities of the Transposafe and Asterisco acquisitions, respectively.
Capital expenditures were $26.3 million in fiscal 2010, $24.0 million in fiscal 2009, and $26.4 million in fiscal 2008. Capital expenditures in fiscal 2010 were similar to fiscal 2009 reflecting a normalized spend rate.
Financing activities provided $15.3 million in fiscal 2010, and used $160.3 million and $76.9 million in fiscal 2009 and fiscal 2008, respectively. Cash used for dividends to shareholders was $36.8 million in fiscal 2010, $35.8 million in fiscal 2009, and $32.5 million in fiscal 2008. Cash received from the exercise of stock options was $3.7 million in fiscal 2010, $1.7 million in fiscal 2009, and $14.5 million in fiscal 2008. The Company purchased treasury stock of $2.5 million in fiscal 2010, $40.3 million in fiscal 2009 and $42.2 million in fiscal 2008. The Company received proceeds of $94.9 million from the May 2010 private placement as discussed below.
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

On May 13, 2010, the Company completed a private placement of €75.0 million (approximately $95.0 million USD) aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consists of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for prepaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010. The note purchase agreement requires the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined by the agreement, of not more than a 3.5 to 1.0 ratio.
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $44.9 million, $21.4 million, and $21.4 million, during the years ended July 31, 2010, 2009, and 2008, respectively. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes at par without penalty.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2010, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2010, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.2 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2010, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.3 to 1.0 and the interest expense coverage ratio equal to 6.6 to 1.0.
Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 27.6% at July 31, 2010 and 26.7% at July 31, 2009. Long-term obligations increased by $36.5 million from July 31, 2009 to July 31, 2010 due to the private placement completed in fiscal 2010 offset by the debt repayments made during the year. The debt repayments consisted of the scheduled installment of $26.1 million on the 2004 private placement and an installment of $18.8 million on the 2006 private placement. An additional $16.4 million was reclassified to current maturities on long-term obligations during fiscal 2010. The decrease in debt was partially offset by the negative impact of foreign currency translation on our euro denominated debt.
Stockholders’ investment increased $53.9 million during fiscal 2010 due to net income of $82.0 million offset by the dividends paid on Class A and Class B Common Stock of $34.4 million and $2.4 million, respectively. The decrease in the accumulated other comprehensive income of $2.1 million was primarily due to foreign currency translation.

While the Company strives to maximize investment income on its cash, preservation of principal is the first priority. Especially in volatile markets, as the Company has recently experienced, the Company’s investment policy is intended to preserve principal as its primary goal, resulting in investment yields lower than those historically achieved.
The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its borrowing capacity and ability to obtain additional financing, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. As of the date of this Form 10-K, the credit and financial markets are in a period of instability and uncertainty that is affecting the availability of credit to borrowers. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow the Company the financial flexibility to respond to both internal growth opportunities and those available through acquisition.
Subsequent Events Affecting Liquidity and Capital Resources
On September 9, 2010, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.70 to $0.72 per share. A quarterly dividend of $0.18 will be paid on October 29, 2010, to shareholders of record at the close of business on October 8, 2010. This dividend represents an increase of 2.9% and is the 25th consecutive annual increase in dividends.
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
Operating Leases — These leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office space, computer equipment and Company vehicles.
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
Related Party Transactions — The Company evaluated its affiliated party transactions for the period ended July 31, 2010. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2010, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than	Uncertain
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Timeframe
Long-Term Debt Obligations	$444,204	$61,264	$122,528	$103,778	$156,634	$—
Operating Lease Obligations	64,086	21,258	27,874	9,970	4,984	—
Purchase Obligations (1)	73,173	46,490	11,093	12,380	3,210	—
Interest Obligations	103,664	22,909	36,153	22,555	22,047	—
Tax Obligations	17,668	—	—	—	—	17,668
Other Obligations (2)	13,763	1,060	2,361	2,666	7,676	—

Total	$716,558	$152,981	$200,009	$151,349	$194,551	$17,668

(1)	Purchase obligations include all open purchase orders as of July 31, 2010.

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
Critical Accounting Estimates
Income Taxes
The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective income tax rate and in evaluating its tax positions. The Company adopted the accounting guidance related to the accounting for uncertainty in income taxes on August 1, 2007. The Company establishes liabilities when it is not more likely than not that the Company will realize the full tax benefit of the position. The Company adjusts these liabilities in light of changing facts and circumstances.
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
Goodwill and Intangible Assets
The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with a purchase price above $5 million require the use of external valuations.
The Company has identified five reporting units within its three reportable segments. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the 2010 impairment calculations were evaluated in light of market and business conditions. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units.
In performing the Company’s annual impairment assessment the Company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its reporting units. Based on the Company’s fiscal 2010 impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its reporting units, the hypothetical fair value of each of the Company’s reporting units would have been greater than the carrying value. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data for further information about goodwill and intangible assets.
Reserves and Allowances
The Company has recorded reserves or allowances for inventory obsolescence, uncollectible accounts receivable, credit memos, and uncertain tax positions. These accounts require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s European operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, Swiss Franc, and the Korean Won currency. As of July 31, 2010, the notional amount of outstanding forward contacts designated as cash flow hedges was $45.3 million. Beginning in the third quarter of fiscal 2010, the Company also used forward foreign exchange currency contracts and euro-denominated debt of €75.0 million (approximately $95.0 million USD) designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. Such activities require approval of the Board of Directors. As of July 31, 2010, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, changes between the U.S. dollar and the Canadian dollar, changes between the U.S dollar and the Singapore dollar, and changes between the U.S. dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s unfavorable currency translation adjustment recorded in fiscal 2010 and 2009 as a separate component of stockholders’ investment was ($5.0) million and ($75.5) million, respectively. As of July 31, 2010 and 2009, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $141.4 million and $242.9 million, respectively. The potential decrease in the net current assets as of July 31, 2010 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $14.1 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar considering the offset of the euro-denominated debt designated as a net investment hedge of the Company’s European foreign operations. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at July 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 21, 2010

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$314,840	$188,156
Accounts receivable — net	221,621	191,189
Inventories:
Finished products	52,906	53,244
Work-in-process	13,146	13,159
Raw materials and supplies	28,620	27,405

Total inventories	94,672	93,808
Prepaid expenses and other current assets	37,839	36,274

Total current assets	668,972	509,427

Other assets:
Goodwill	768,600	751,173
Other intangibles assets	103,546	115,754
Deferred income taxes	39,103	36,374
Other non-current assets	20,808	18,551
Property, plant and equipment:
Cost:
Land	6,265	6,335
Buildings and improvements	101,138	96,968
Machinery and equipment	289,727	283,301
Construction in progress	9,873	7,869

	407,003	394,473
Less accumulated depreciation	261,501	242,485

Property, plant and equipment — net	145,502	151,988

Total	$1,746,531	$1,583,267

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$96,702	$83,793
Wages and amounts withheld from employees	67,285	36,313
Taxes, other than income taxes	7,537	6,262
Accrued income taxes	10,138	5,964
Other current liabilities	50,862	45,247
Current maturities on long-term obligations	61,264	44,893

Total current liabilities	293,788	222,472
Long-term obligations, less current maturities	382,940	346,457
Other liabilities	64,776	63,246

Total liabilities	741,504	632,175

Commitments and contingencies (See Note 9)
Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,628 and $42,628 at July 31, 2010 and 2009, respectively)	513	513
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	304,205	298,466
Earnings retained in the business	718,512	673,342
Treasury stock — 2,175,771 and 2,270,927 shares, respectively of Class A nonvoting common stock, at cost	(66,314)	(69,823)
Accumulated other comprehensive income	50,905	53,051
Other	(2,829)	(4,492)

Total stockholders’ investment	1,005,027	951,092

Total	$1,746,531	$1,583,267

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)
Net sales	$1,259,096	$1,208,702	$1,523,016
Cost of products sold	635,799	631,119	778,821

Gross margin	623,297	577,583	744,195
Operating expenses:
Research and development	42,621	34,181	40,607
Selling, general and administrative	435,906	397,180	495,904
Restructuring charges	15,314	25,849	—

Total operating expenses	493,841	457,210	536,511

Operating income	129,456	120,373	207,684
Other income (expense):
Investment and other income — net	1,168	1,800	4,888
Interest expense	(21,222)	(24,901)	(26,385)

Net other expense	(20,054)	(23,101)	(21,497)

Income before income taxes	109,402	97,272	186,187
Income taxes	27,446	27,150	53,999

Net income	$81,956	$70,122	$132,188

Net income per common share:
Class A Nonvoting:
Basic	$1.56	$1.33	$2.44

Diluted	$1.55	$1.32	$2.41

Dividends	$0.70	$0.68	$0.60

Class B Voting:
Basic	$1.55	$1.32	$2.42

Diluted	$1.53	$1.31	$2.39

Dividends	$0.68	$0.66	$0.58

Weighted average Class A and Class B common shares outstanding
Basic	52,402	52,559	54,168

Diluted	52,946	52,866	54,873

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2010, 2009 and 2008

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)
Balances at July 31, 2007	$541	$266,203	$540,238	$—	$83,376	$654

Net income	—	—	132,188	—	—	—	$132,188
Net currency translation adjustment and other	—	—	—	—	44,785	—	44,785

Total comprehensive income							$176,973

Issuance of 464,963 shares of Class A Common Stock under stock option plan	5	5,553	—	8,941	—	—
Other (Note 6)	2	6,147	—	—	—	(6,149)
Cumulative impact of adoption of FIN 48	—	—	(903)	—	—	—
Tax benefit from exercise of stock options and deferred compensation distributions	—	4,638	—	—	—	—
Stock-based compensation expense	—	10,228	—	—	—	—
Purchase of 1,349,136 shares of Class A Common Stock	—	—	—	(42,175)	—	—
Cash dividends on Common Stock
Class A — $.60 per share	—	—	(30,400)	—	—	—
Class B — $.58 per share	—	—	(2,064)	—	—	—
Balances at July 31, 2008	$548	$292,769	$639,059	$(33,234)	$128,161	$(5,495)

Net income	—	—	70,122	—	—	—	$70,122
Net currency translation adjustment and other	—	—	—	—	(75,110)	—	(75,110)

Total comprehensive income							$(4,988)

Issuance of 138,934 shares of Class A Common Stock under stock option plan	—	(1,995)	—	3,678	—	—
Other (Note 6)	—	(1,744)	—	—	—	1,003
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,336	—	—	—	—
Stock-based compensation expense (Note 1)	—	8,099	—	—	—	—
Purchase of 1,344,664 shares of Class A Common Stock	—	—	—	(40,267)	—	—
Cash dividends on Common Stock
Class A — $.68 per share	—	—	(33,492)	—	—	—
Class B — $.66 per share	—	—	(2,347)	—	—	—
Balances at July 31, 2009	$548	$298,466	$673,342	$(69,823)	$53,051	$(4,492)

Net income	—	—	81,956	—	—	—	$81,956
Net currency translation adjustment and other	—	—	—	—	(2,146)	—	(2,146)

Total comprehensive income							$79,810

Issuance of 215,447 shares of Class A Common Stock under stock option plan	—	(2,788)	—	6,505	—	—
Other (Note 6)	—	(2,512)	—	(459)	—	1,663
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,318	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,721	—	—	—	—
Purchase of 102,067 shares of Class A Common Stock	—	—	—	(2,537)	—	—
Cash dividends on Common Stock
Class A — $.70 per share	—	—	(34,368)	—	—	—
Class B — $.68 per share	—	—	(2,418)	—	—	—
Balances at July 31, 2010	$548	$304,205	$718,512	$(66,314)	$50,905	$(2,829)

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$81,956	$70,122	$132,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,022	54,851	60,587
Deferred income taxes	(6,834)	(8,640)	(2,759)
Loss on sale of property, plant and equipment	20	383	1,672
Non-cash portion of stock-based compensation expense	9,721	7,731	10,228
Non-cash portion of restructuring	2,260	2,469	—
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(29,479)	53,389	(3,704)
Inventories	426	34,749	16,224
Prepaid expenses and other assets	(3,502)	(2,423)	(629)
Accounts payable and accrued liabilities	51,268	(78,684)	18,641
Income taxes	5,258	(9,673)	(7,234)
Other liabilities	1,122	2,371	340

Net cash provided by operating activities	165,238	126,645	225,554

Investing activities:
Acquisitions of businesses, net of cash acquired	(30,431)	—	(29,346)
Purchase price adjustment	—	3,514	—
Payments of contingent consideration	—	(1,405)	(5,798)
Purchases of short-term investments	—	—	(10,350)
Sales of short-term investments	—	—	29,550
Purchases of property, plant and equipment	(26,296)	(24,027)	(26,407)
Proceeds from net investment hedge	6,248	—	—
Other	1,798	2,874	3,143

Net cash used in investing activities	(48,681)	(19,044)	(39,208)

Financing activities:
Payment of dividends	(36,786)	(35,839)	(32,464)
Proceeds from issuance of common stock	3,717	1,683	14,500
Principal payments on debt	(44,893)	(87,224)	(39,443)
Proceeds from issuance of debt	94,915	—	18,000
Purchase of treasury stock	(2,537)	(40,267)	(42,175)
Income tax benefit from the exercise of stock options and deferred compensation distributions	1,318	1,336	4,638
Other	(459)	—	—

Net cash provided by (used in) financing activities	15,275	(160,311)	(76,944)

Effect of exchange rate changes on cash	(5,148)	(17,489)	6,107

Net (decrease) increase in cash and cash equivalents	126,684	(70,199)	115,509
Cash and cash equivalents, beginning of year	188,156	258,355	142,846

Cash and cash equivalents, end of year	$314,840	$188,156	$258,355

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$21,626	$26,047	$26,308
Income taxes, net of refunds	30,870	48,766	51,834
Acquisitions:
Fair value of assets acquired, net of cash	$15,366	$—	$21,508
Liabilities assumed	(5,201)	—	(9,038)
Goodwill	20,266	—	16,876

Net cash paid for acquisitions	$30,431	$—	$29,346

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2010, 2009 and 2008
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
Basis of Presentation — The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The Company reclassified the “Proceeds from sale of property, plant, and equipment” line item to the “Other” Investing activities line item on the Consolidated Statements of Cash Flows for the years ended July 31, 2009 and 2008. This reclassification had no effect on total assets, net income, or earnings per share.
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
Subsequent Events — On September 9, 2010, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.70 to $0.72 per share. A quarterly dividend of $0.18 will be paid on October 29, 2010, to shareholders of record at the close of business on October 8, 2010. This dividend represents an increase of 2.9% and is the 25th consecutive annual increase in dividends.
Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature. The Company adopted guidance related to fair value measurements on August 1, 2008 as it relates to financial assets and liabilities. The Company adopted the new accounting guidance on fair value measurements for its nonfinancial assets and liabilities on August 1, 2009. See Note 5 for more information regarding the fair value of long-term debt and Note 10 for fair value measurements.
Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost. The Company’s cash equivalents include variable rate demand note (“VRDN”) securities issued by various agencies that include a put feature to the original issuer or the issuer’s agent. The Company’s VRDN investments are generally federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN investments can be tendered for sale upon notice (generally no longer than seven days). Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities through 2029), they are priced and traded as short-term investments.
The Company classifies the variable rate demand note securities with put features, where the issuer holds the obligation, as cash equivalents. The investments are carried at cost or par value, which approximates the fair value. As of July 31, 2010, the recorded value of the VRDNs held by the Company was $66.1 million and there were no realized or unrealized gains or losses related to the Company’s securities. As of July 31, 2010, all VRDNs held by the Company were classified as “cash and cash equivalents” on the Consolidated Balance Sheets. The Company did not hold any VRDNs as of July 31, 2009.
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $7,137 and $7,931 as of July 31, 2010 and 2009, respectively. No single customer comprises more than 10% of the Company’s consolidated net sales in 2010, 2009, or 2008, or 10% of the Company’s consolidated accounts receivable as of July 31, 2010 or 2009. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at different rates, based upon the age of the receivable and the Company’s historical collection experience.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 20% of total inventories at July 31, 2010 and approximately 19% of total inventories at July 31, 2009) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $9,178 and $9,348 at July 31, 2010 and 2009, respectively.
Depreciation — The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings and improvements	10 to 33 Years
Computer systems	5 Years
Machinery and equipment	3 to 10 Years
Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset.
Goodwill and other Intangible Assets — The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis, over the estimated periods benefited. Intangible assets with indefinite useful lives and goodwill are not subjected to amortization. These assets are assessed for impairment annually and when deemed necessary. Goodwill at July 31, 2010 and 2009 did not include any accumulated impairment losses.
Changes in the carrying amount of goodwill for the years ended July 31, 2010 and 2009 are as follows:

			Asia-
	Americas	Europe	Pacific	Total
Balance as of July 31, 2008	$412,977	$189,650	$186,480	$789,107

Adjustments for prior year acquisitions	275	(52)	(2,713)	(2,490)
Translation adjustments and other	(3,117)	(23,347)	(8,980)	(35,444)

Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173

Current year acquisitions	13,370	6,896	—	20,266
Translation adjustments and other	1,513	(9,958)	5,606	(2,839)

Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600

Goodwill increased $17,427 during fiscal 2010 due to the recent acquisition activity and the net effects of foreign currency translation. Of the $17,427 increase in goodwill, $778 resulted from the acquisition of certain assets of Welco, a division of Welconstruct Group Limited (“Welco”) in the first quarter of fiscal 2010, $13,370 resulted from the acquisition of Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”) in the second quarter of fiscal 2010, and $6,118 resulted from the acquisition of Securimed SAS (“Securimed”) in the third quarter of fiscal 2010. The increase in goodwill was offset by the negative net effect of foreign currency translation of $2,839 during fiscal 2010.
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
Adjustments to the preliminary allocation of purchase price for the acquisitions completed in fiscal 2007 were made in fiscal 2008, of which the largest adjustment related to the final purchase price adjustments for Comprehensive Identification Products, Inc (“CIPI”), which added $3,948. Of the $3,948 increase in goodwill attributed to the allocation of the purchase price for CIPI, $1,246 related to the accounting for uncertainty in income taxes, $1,250 related to an accrual for employee termination costs, $809 related to various exit costs associated with the closure of a facility, and the remaining $643 related to tax and other liabilities existing at the time of acquisition. As of July 31, 2010 and 2009, the remaining liability from these charges was approximately $374 and $612, respectively.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	July 31, 2010				July 31, 2009
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,314	$(7,855)	$1,459	5	$8,976	$(7,165)	$1,811
Trademarks and other	7	8,823	(5,685)	3,138	7	7,703	(5,121)	2,582
Customer relationships	7	152,720	(95,996)	56,724	7	144,625	(76,912)	67,713
Non-compete agreements	4	11,930	(11,059)	871	4	11,502	(9,656)	1,846
Other	4	3,309	(3,297)	12	4	3,311	(3,296)	15
Unamortized other intangible assets:
Trademarks	N/A	41,342	—	41,342	N/A	41,787	—	41,787

Total		$227,438	$(123,892)	$103,546		$217,904	$(102,150)	$115,754

The value of other intangible assets in the Consolidated Balance Sheet at July 31, 2010, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States dollar between the date of acquisition and July 31, 2010.
Amortization expense of intangible assets during fiscal 2010, 2009, and 2008 was $21,462, $22,828, and $25,422, respectively. The amortization over each of the next five fiscal years is projected to be $20,194; $13,128; $9,894; $5,137; and $4,532 for the years ending July 31, 2011, 2012, 2013, 2014 and 2015, respectively.
Impairment of Long-Lived and Other Intangible Assets — The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. The measurement of possible impairment is based on fair value of the assets generally estimated by the ability to recover the balance of assets from expected future operating cash flows on an undiscounted basis. If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset. Based on the assessments completed in fiscal 2010, there has been no impairment of the Company’s long-lived and other intangible assets.
Impairment of Goodwill and Indefinite-lived Intangible Assets— Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the Company in the fourth quarter of each year.
During the fourth quarter of fiscal 2010, the Company conducted a goodwill impairment assessment. The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of May 1, 2010, the Company’s assessment date. Fair value was determined using the weighted average of a discounted cash flow and market participant analysis for each reporting unit. As the estimated fair value of each of the Company’s reporting units exceeded its carrying amount, management concluded that no impairment existed as of May 1, 2010. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2010.
During the fourth quarter of fiscal 2010, the Company conducted an indefinite-lived intangible asset impairment assessment. The assessment included comparing the carry amount of the indefinite-lived intangible asset to the fair value of those assets as of May 1, 2010, the Company’s assessment date. Fair value was determined using the weighted average discounted revenue stream analysis for each indefinite-lived intangible. Because the estimated fair value of each of the Company’s indefinite-lived intangibles exceeded its carrying amount, management concluded that no impairment existed as of May 1, 2010. The Company’s methodologies for valuing indefinite-lived intangible assets are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2010.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalogs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2010 and 2009, $11,496 and $13,511, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership and risk of loss have transferred to the customer, persuasive evidence of an arrangement exits and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2010 and 2009, the Company had a reserve of $3,963 and $6,208, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense.
Shipping and Handling Fees and Costs —Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailer costs as outlined above. Advertising expense for the years ended July 31, 2010, 2009, and 2008 were $72,000, $77,395, and $85,908, respectively.
Stock-Based Compensation — The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” options. Performance-based options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The Company also granted restricted shares in fiscal 2008 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares vest at the end of a five-year period and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares.”
As of July 31, 2010, the Company has reserved 5,108,736 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 2,210,000 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2010, 2009, and 2008 was $9,721 ($5,930 net of taxes), $7,731 ($4,716 net of taxes), and $10,228 ($6,239 net of taxes), respectively. As of July 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $12,941 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.

The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2010		2009		2008
	Performance-		Performance-		Performance-
	Based	Service-Based	Based	Service-Based	Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options	Options	Options	Options	Options
Expected term (in years)	6.57	5.94	N/A	5.96	6.57	6.04
Expected volatility	38.72%	39.88%	N/A	36.07%	33.68%	32.05%
Expected dividend yield	3.02%	3.01%	N/A	2.03%	1.58%	1.62%
Risk-free interest rate	3.03%	2.63%	N/A	1.75%	4.66%	3.44%
Weighted-average market value of underlying stock at grant date	$28.73	$28.68	N/A	$21.26	$35.35	$38.22
Weighted-average exercise price	$29.78	$28.68	N/A	$21.26	$35.35	$38.22
Weighted-average fair value of options granted	$8.70	$8.77	N/A	$6.30	$12.83	$11.94
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
Effective February 17, 2010, the Compensation Committee of the Board of Directors of the Company approved an amendment to the performance-based stock options issued on August 1, 2005. Pursuant to the amendment, the term of the performance-based stock options has been extended to ten years from five years resulting in an incremental expense of $354 ($216 net of taxes), which was recorded in the quarter ended April 30, 2010. Also, the amendment provides that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement. The Company’s Chief Executive Officer, Chief Financial Officer, and its three named executive officers currently have the following exercisable performance-based stock options affected by this amendment: Frank M. Jaehnert, 60,000 options; Thomas J. Felmer, 20,000 options; Allan J. Klotsche, 30,000 shares; Peter C. Sephton, 30,000 options; and Matthew O. Williamson, 30,000 options.
The Company granted 525,000 performance-based options during fiscal 2010, with a weighted average exercise price of $29.78 and a weighted average fair value of $8.70. The Company also granted 921,500 service-based options during fiscal 2010, with a weighted average exercise price of $28.68 and a weighted average fair value of $8.77.
The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during fiscal 2010 or 2009. As of July 31, 2010, all of the performance-based restricted shares granted in fiscal 2008 remain outstanding.
Research and Development — Amounts expended for research and development are expensed as incurred.
Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and net investment hedges, the unamortized gain on the post-retirement medical, dental and vision plans and their related tax effects. The components of accumulated other comprehensive income were as follows:

	July 31, 2010	July 31, 2009
Unrealized gain (loss) on cash flow hedges, net of tax of $172 and $17, respectively	$(321)	$(53)
Proceeds from net investment hedge, net of tax of $2,437 and $0, respectively	3,811	—
Unamortized gain on post-retirement medical, dental and vision plan, net of tax of $1,480 and $1,964, respectively	1,357	1,942
Cumulative translation adjustments	46,058	51,162

Accumulated other comprehensive income	$50,905	$53,051

Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
Income Taxes — The Company accounts for income taxes in accordance with accounting guidance, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.

Risk Management Activities — The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Hedging —The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s European operations. While the Company’s risk management objectives and strategies are driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in can be treated as “hedges” from an accounting perspective or otherwise result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from products purchased in a currency differing from the selling unit’s currency.
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. The fair value of these instruments at July 31, 2010 and 2009 was a liability of $(673) and $(248), respectively. As of July 31, 2010, the notional amount of outstanding forward exchange contracts was $45.3 million. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2010 and July 31, 2009, unrealized losses of $493 and $35 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
The Company also utilizes foreign currency denominated debt designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. As of July 31, 2010, the Company had €75.0 million foreign denominated debt outstanding designated as a net investment hedge of the Company’s net investment in its European foreign operations. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.
The Company also enters into forward exchange contracts to create economic hedges to manage foreign exchange risk exposure. The fair value of these instruments at July 31, 2010 and 2009 was $40 and $130, respectively. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the fiscal years ended July 31, 2010, 2009, and 2008, respectively.
New Accounting Standards — In October 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides amendments to the criteria for separating consideration in multiple-deliverable revenue arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing GAAP. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the guidance. The Company adopted the guidance on August 1, 2010. Based on the Company’s evaluation, the new guidance will not have a material impact on the Company’s consolidated results of operations and financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. The Company adopted the guidance on August 1, 2010. Based on the Company’s evaluation, the new guidance will not have an impact on the Company’s consolidated results of operations and financial condition.
2. Acquisitions of Businesses
The Company completed three business acquisitions during the fiscal year ended July 31, 2010 and did not complete any business acquisitions during the fiscal year ended July 31, 2009. The Company also completed two business acquisitions during the fiscal year ended July 31, 2008. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of operations are included in the accompanying consolidated financial statements only since their acquisition dates.
Fiscal 2010
In March 2010, the Company acquired Securimed SAS (“Securimed”), based in Coudekerque, France for $10,132. Securimed is a leading French supplier and distributor of customized first-aid kits and supplies, and related healthcare products including personal protection, disinfection and hygiene products, diagnosis materials, and products for emergency response. The Securimed business is included in the Company’s Europe segment.
In December 2009, the Company acquired Stickolor Industria e Comercio de Auto Adesivos Ltda. (“Stickolor”), based in Saõ Paulo, Brazil for $18,459. Stickolor manufactures screen-printed custom labels, overlays and nameplates for automobiles, tractors, motorcycles, electronics, white goods and general industrial markets. The Stickolor business is included in the Company’s Americas segment.
In October 2009, the Company acquired certain assets of the Welco division of Welconstruct Group Limited, based in the United Kingdom for $1,840. The Welco division conducts a direct marketing business consisting of sales of storage, handling, office and workplace products, and equipment via catalog and the internet to industrial and commercial markets under the name and title “Welco.” The Welco business is included in the Company’s Europe segment.
The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions.

Current assets net of cash	$5,313
Property, plant & equipment	743
Goodwill	20,266
Customer relationships	7,970
Trademarks	1,340

Total assets acquired net of cash	35,632
Liabilities assumed	5,201

Net assets acquired	$30,431

Purchased identifiable intangible assets for the three business acquisitions closed during the twelve months ended July 31, 2010 totaled $9,310 and will be amortized on a straight-line basis over lives ranging from three to ten years.
The results of the operations of the acquired businesses have been included since the respective dates of acquisition in the accompanying consolidated financial statements. The Company has evaluated the initial purchase price allocations for the acquisitions completed within the past 12 months as additional information relative to the fair value of assets and liabilities of the acquired businesses becomes known. As a result of the review no significant changes have resulted to the initial purchase price allocations. Pro forma information related to the acquisitions during the twelve months ended July 31, 2010 is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.

Fiscal 2009
The Company did not complete any business acquisitions in fiscal 2009.
Fiscal 2008
In November 2007 the Company acquired Tranposafe, based near Amsterdam, the Netherlands with operations in Belgium, Germany, and Poland for $24,778. Transposafe specializes in security sealing and identification solutions for protecting assets during transport. The Transposafe business is included in the Company’s Europe segment.
The purchase agreement for Transposafe included a provision for contingent payments based upon meeting certain performance conditions over a two-year period of time subsequent to the acquisition. The total maximum contingent payment of approximately $3,000 was placed in an escrow account for the acquisition of Transposafe. During fiscal 2009, $700 was paid out of the escrow account to satisfy the earnout and holdback liabilities of the Transposafe acquisition. During fiscal 2010, the remainder of the earnout was returned to Brady, and the holdback was released to the previous owners.
In March 2008, the Company acquired DAWG, based in Terryville, Connecticut for $4,568. DAWG is an Internet marketer of sorbents, spill containment products, safety-storage cabinets, first aid kits, and other products that help keep facilities safe and clean. The DAWG business is included in the Company’s Americas segment.
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

Purchased identifiable intangible assets for the two business acquisitions closed during the twelve months ended July 31, 2008 totaled $12,787. This included $12,637 of identifiable intangible assets that will be amortized on a straight-line basis over lives ranging from five to nine years and $150 of indefinite-lived assets related to the DAWG trademark.
The results of the operations of the acquired businesses have been included since the respective dates of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisitions during the twelve months ended July 31, 2008 is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
In the fiscal year ended July 31, 2007, the Company acquired Scafftag and Asterisco, amongst five other businesses. The purchase agreements for Scafftag and Asterisco each included provisions for contingent payments based upon meeting certain performance conditions over a period of time subsequent to the acquisition. The total maximum contingent payments of $5,200 have not been accrued as liabilities on the accompanying consolidated financial statements as the payments are based on attaining certain financial results. Approximately $4,900 of the contingency related to the Asterisco acquisition had been placed in an escrow account in compliance with the terms of the purchase agreement. During fiscal 2008, the Company paid the former owners of Astersico $200 to satisfy the terms of the earnout agreement, while the remaining $4,700 was returned to Brady due to the acquired business not meeting certain performance criteria. The purchase agreement of Asterisco also included a holdback provision of approximately $2,300 that was recorded as a liability in the accompanying consolidated financial statements at July 31, 2008. A payment of $700 was paid during fiscal 2009 to satisfy the holdback liabilities of the Asterisco acquisition. The remainder of the holdback liabilities shall be released in accordance with the terms of the agreement.
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
The accounting guidance on defined benefit pension and other postretirement plans requires full recognition of the funded status of defined benefit and other postretirement plans on the balance sheet as an asset or a liability. The guidance also continues to require that unrecognized prior service costs/credits, gains/losses, and transition obligations/assets be recorded in Accumulated Other Comprehensive Income, thus not changing the income statement recognition rules for such plans.

The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2010 and 2009. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2010	2009
Obligation at beginning of year	$14,311	$12,199
Service cost	662	672
Interest cost	795	842
Actuarial loss	967	766
Benefit payments	(834)	(667)
Plan amendments	(169)	—
Separation benefits	—	1,178
Curtailments	—	(679)
Settlements	(455)	—

Obligation at end of fiscal year	$15,277	$14,311

The voluntary retiree medical savings account plan was terminated effective December 31, 2009. Employer match account balances were prorated and paid to participants through a settlement of $455, and the remaining reduction in the liability resulted in a plan amendment of $169 as of July 31, 2010.
As discussed in Note 11, the fiscal 2009 restructuring charges included employee separation costs. Employee separation costs of $1,178 have been included in the separation benefits above as the costs directly relate to the postretirement medical, dental and vision benefits. In addition, the reduction in workforce during fiscal 2009 resulted in a partial plan curtailment, reducing the accumulated benefit obligation by $679 as of July 31, 2009.
As of July 31, 2010 and 2009, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2010	2009
Current liability	$1,060	$825
Noncurrent liability	14,217	13,486

	$15,277	$14,311

As of July 31, 2010 and 2009, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2010	2009
Net actuarial gain	$2,252	$3,425
Prior service credit	585	481

	$2,837	$3,906

Net periodic benefit cost for the Plan for fiscal years 2010, 2009, and 2008 includes the following components:

	Years Ended July 31,
	2010	2009	2008
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$662	$672	$919
Prior service cost	(64)	(70)	(33)
Interest cost on accumulated postretirement benefit obligation	795	842	771
Amortization of unrecognized gain	(206)	(308)	(295)
Curtailment loss	—	393	—

Periodic postretirement benefit cost	$1,187	$1,529	$1,362

The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $76 and $82, respectively. The termination of the voluntary retiree medical savings account plan resulted in a reduction in the liability for the one-time settlement of $455 and the one-time plan amendment of $169 as of July 31, 2010. The reduction in workforce resulted in a one-time curtailment gain of $679 and the accelerated recognition of the previously unrecognized prior service cost of $106, offset by a one-time separation benefit charge of $1,178, resulting in a net curtailment loss of $393 as of July 31, 2009.

The following assumptions were used in accounting for the Plan:

	2010	2009	2008
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	4.5%	5.5%	6.8%
Weighted average discount rate used in determining net periodic benefit cost	5.5%	6.8%	6.3%
Assumed health care trend rate used to measure APBO at July 31	8.0%	8.0%	8.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2016	2015	2013
The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on future service and interest cost	$11	$(11)
Effect on accumulated postretirement benefit obligation at July 31, 2010	155	(141)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2011	$1,060
2012	1,150
2013	1,211
2014	1,283
2015	1,383
2016 through 2020	7,676
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2010 and 2009, $7,540 and $5,512, respectively, of accrued profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2010 and 2009, $10,398 and $10,175, respectively, of deferred compensation was included in current and other long-term liabilities in the accompanying consolidated balance sheets.
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
The amounts charged to expense for the retirement and profit sharing described above were $12,547, $11,765, and $17,275 during the years ended July 31, 2010, 2009, and 2008, respectively.

4. Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended July 31,
	2010	2009	2008
United States	$4,423	$(383)	$46,388
Other Nations	104,979	97,655	139,799

Total	$109,402	$97,272	$186,187

Income taxes consist of the following:

	Years Ended July 31,
	2010	2009	2008
Current income tax expense:
United States	$474	$3,486	$13,943
Other Nations	32,800	31,223	41,794
States (U.S.)	1,006	1,081	1,021

	34,280	35,790	56,758

Deferred income tax (benefit) expense:
United States	(4,929)	(7,633)	29
Other Nations	(1,942)	(1,693)	(2,793)
States (U.S.)	37	686	5

	(6,834)	(8,640)	(2,759)

Total	$27,446	$27,150	$53,999

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
The approximate tax effects of temporary differences are as follows:

	July 31, 2010
	Assets	Liabilities	Total
Inventories	$6,666	$—	$6,666
Prepaid catalog costs	16	(2,299)	(2,283)
Employee benefits	1,910	7	1,917
Accounts receivable	2,033	—	2,033
Other, net	6,512	(1,519)	4,993

Current	17,137	(3,811)	13,326

Fixed Assets	1,734	(9,270)	(7,536)
Intangible Assets	1,970	(26,969)	(24,999)
Capitalized R&D expenditures	7,953	—	7,953
Deferred compensation	22,100	—	22,100
Postretirement benefits	7,573	—	7,573
Tax credit carry-forwards and net operating losses	48,140	—	48,140
Less valuation allowance	(27,510)	—	(27,510)
Other, net	199	(6,429)	(6,230)

Noncurrent	62,159	(42,668)	19,491

Total	$79,296	$(46,479)	$32,817

	July 31, 2009
	Assets	Liabilities	Total
Inventories	$7,229	$—	$7,229
Prepaid catalog costs	—	(3,363)	(3,363)
Employee benefits	1,682	—	1,682
Accounts receivable	1,924	—	1,924
Other, net	6,903	(1,821)	5,082

Current	17,738	(5,184)	12,554

Fixed Assets	1,901	(9,498)	(7,597)
Intangible Assets	2,134	(21,026)	(18,892)
Capitalized R&D expenditures	1,400	—	1,400
Deferred compensation	18,934	—	18,934
Postretirement benefits	7,202	—	7,202
Tax credit carry-forwards and net operating losses	45,057	—	45,057
Less valuation allowance	(25,670)	—	(25,670)
Other, net	250	(3,676)	(3,426)

Noncurrent	51,208	(34,200)	17,008

Total	$68,946	$(39,384)	$29,562

Tax loss carry-forwards at July 31, 2010 are comprised of:
•	Foreign net operating loss carry-forwards of $84,092, of which $68,285 have no expiration date and the remainder of which expire within the next 5 years.

•	State net operating loss carry-forwards of $68,464, which expire from 2014 to 2030.

•	Foreign tax credit carry-forwards of $16,598, which expire from 2018 to 2020.
•	State research and development credit carry-forwards of $2,198, which expire from 2017 to 2024.
The valuation allowance increased by $1,840 and $176 for the fiscal years ended July 31, 2010 and 2009, respectively. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.
Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2010	2009	2008
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.6%	1.6%	0.2%
International rate differential	(9.8)%	(8.6)%	(5.9)%
Non-creditable withholding taxes	1.8%	—	—
Rate variances arising from foreign subsidiary distributions	(2.6)%	(3.4)%	(1.3)%
Adjustments to tax accruals and reserves	(0.5)%	5.8%	1.2%
Research and development tax credits	(0.3)%	(1.5)%	(0.2)%
Other, net	0.9%	(1.0)%	—

Effective tax rate	25.1%	27.9%	29.0%

The Company is eligible for tax holidays on the earnings of certain subsidiaries in Asia, including China, India, Thailand, and the Philippines. The benefits realized as a result of these tax holidays reduced the consolidated effective tax rate by approximately 2.3%, 3.3%, and 1.9% during the years ended July 31, 2010, 2009, and 2008, respectively. These tax holidays are in the process of expiring and are anticipated to be fully exhausted by December 31, 2012.
Uncertain Tax Positions
On August 1, 2007, the Company adopted guidance regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The adoption resulted in a $903 reduction to earnings retained in the business as of August 1, 2007. Upon adoption, the Company also reclassified $15,907 from accrued income taxes to other liabilities in the Company’s consolidated balance sheets.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at August 1, 2007 (date of adoption)	$13,731
Additions based on tax positions related to the current year (1)	3,003
Additions for tax positions of prior years (1)	580
Reductions for tax positions of prior years	(579)
Lapse of statute of limitations	(1,435)
Settlements with tax authorities	—
Cumulative Translation Adjustments and other	717

Balance at July 31, 2008	$16,017
Additions based on tax positions related to the current year	2,526
Additions for tax positions of prior years (1)	4,056
Reductions for tax positions of prior years	(934)
Lapse of statute of limitations	(944)
Settlements with tax authorities	60
Cumulative Translation Adjustments and other	(1,319)

Balance at July 31, 2009	$19,462
Additions based on tax positions related to the current year	1,989
Additions for tax positions of prior years	3,934
Reductions for tax positions of prior years	(6,672)
Lapse of statute of limitations	(194)
Settlements with tax authorities	(1,054)
Cumulative Translation Adjustments and other	203

Balance at July 31, 2010	$17,668

(1)	Includes acquisitions.

Included in the balance of total unrecognized tax benefits (excluding interest and penalties) at July 31, 2010 and 2009 are potential benefits of approximately $17,668 and $19,117, respectively, that if recognized, would lower the Company’s effective income tax rate.
The Company recognized interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company’s tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During the years ended July 31, 2010, 2009, and 2008 the Company recognized $33, $427, and $96 of interest expense, respectively, and $780, $414, and $208 of penalties, respectively, related to the reserve for uncertain tax positions, net of amounts reversing due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2010, 2009, and 2008 the Company had $2,473, $2,551, and $2,146, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2010, 2009, and 2008, the Company had $1,592, $776, and $384, respectively, accrued for penalties on unrecognized tax benefits.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $3,000 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, and/or statue expirations.
During the year ended July 31, 2010, the Company recognized tax benefits associated with certain international and domestic tax positions being resolved and the lapse of statutes of limitations, including the conclusion of the U.S. Internal Revenue Service audit of the Company’s fiscal year ended July 31, 2006, 2007, and 2008.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’09 – F’10
France	F’06 – F’10
Germany	F’03 – F’10
United Kingdom	F’08 – F’10
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2010, were approximately $442,815. These earnings have been reinvested in non-U.S. business operations and the Company does not intend to repatriate these earnings to fund U.S. operations.
5. Long-Term Obligations
On May 13, 2010, the Company completed a private placement of €75.0 million (approximately $95.0 million USD) aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consists of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010. The note purchase agreement requires the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined by the agreement, of not more than a 3.5 to 1.0 ratio.

During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $21.4 million, $21.4 million, and $44.9 million during the years ended July 31, 2008, 2009, and 2010, respectively. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes at par without penalty.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2010, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2010, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.2 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2010, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.3 to 1.0 and the interest expense coverage ratio equal to 6.6 to 1.0.
Long-term obligations consist of the following as of July 31:

	2010	2009
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$45,615	$—
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	52,132	—
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	75,000	93,750
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	156,857	183,000
USD-denominated notes payable through 2014 at a fixed rate of 5.14%	114,600	114,600

	$444,204	$391,350

Less current maturities	$(61,264)	$(44,893)

	$382,940	$346,457

The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $467,479 and $412,678 at July 31, 2010 and July 31, 2009, respectively, as compared to the carrying value of $444,204 and $391,350 at July 31, 2010 and July 31, 2009, respectively.
Maturities on long-term debt are as follows:

Years Ending July 31,
2011	$61,264
2012	61,264
2013	61,264
2014	61,264
2015	42,514
Thereafter	156,634

Total	$444,204

The Company had outstanding letters of credit of $1,564, and $1,674 at July 31, 2010 and 2009, respectively.

6. Stockholders’ Investment
Information as to the Company’s capital stock at July 31, 2010 and 2009 is as follows:

	July 31, 2010			July 31, 2009
	Shares	Shares	(thousands)	Shares	Shares	(thousands)
	Authorized	Issued	Amount	Authorized	Issued	Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$548			$548

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
During fiscal 2008 and fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transaction, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 1,345,000 and 1,349,000 shares of its Class A Common Stock for $40.3 million and $42.2 in fiscal 2009 and 2008, respectively, in connection with its stock repurchase plans. The Company reacquired 102,067 shares of its Class A Common Stock for $2.5 million in fiscal 2010. As of July 31, 2010, there remained 204,133 shares to purchase in connection with this share repurchase plan.
The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2010, 2009, and 2008:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total
Balances at July 31, 2007	$—	$13,575	$(12,921)	$654

Shares at July 31, 2007		724,417	724,417

Sale of shares at cost	—	(1,121)	1,154	33
Purchase of shares at cost	—	1,189	(1,189)	—
Issuance of restricted stock	(6,892)	—	—	(6,892)
Amortization of restricted stock	710	—	—	710

Balances at July 31, 2008	$(6,182)	$13,643	$(12,956)	$(5,495)

Shares at July 31, 2008		690,539	690,539

Sale of shares at cost	—	(1,655)	1,223	(432)
Purchase of shares at cost	—	1,294	(1,294)	—
Amortization of restricted stock	1,435	—	—	1,435

Balances at July 31, 2009	$(4,747)	$13,282	$(13,027)	$(4,492)

Shares at July 31, 2009		671,650	671,650

Sale of shares at cost	—	(1,247)	1,536	289
Purchase of shares at cost		813	(813)	—
Amortization of restricted stock	1,374	—	—	1,374

Balances at July 31, 2010	$(3,373)	$12,848	$(12,304)	$(2,829)

Shares at July 31, 2010		614,988	614,988

Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2010, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based options granted in fiscal 2006 expire five years from the grant date. All other performance-based options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The shares generally vest at the end of a five-year period and upon meeting certain financial performance conditions. These shares are referred to herein as “performance-based restricted shares.”
As of July 31, 2010, the Company has reserved 5,108,736 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 2,210,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Changes in the options are as follows:

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price
Balance, July 31, 2007	$9.59-$40.37	4,182,739	$26.36

Options granted	35.10 - 38.31	977,500	37.41
Options exercised	9.59 - 38.19	(763,708)	19.02
Options cancelled	14.16 - 30.37	(411,326)	36.42

Balance, July 31, 2008	$9.59-$40.37	3,985,205	$29.43

Options granted	17.23 - 35.42	614,000	21.26
Options exercised	9.59 - 38.19	(138,934)	15.75
Options cancelled	20.95 - 38.31	(479,665)	35.02

Balance, July 31, 2009	$13.31-$40.37	3,980,606	$27.96

Options granted	24.78 - 33.28	1,446,500	29.08
Options exercised	14.16 - 31.54	(241,403)	18.16
Options cancelled	15.28 - 38.31	(76,967)	31.91

Balance, July 31, 2010	$13.31 - $40.37	5,108,736	$28.69

The total fair value of options vested during the fiscal years ended July 31, 2010, 2009, and 2008 was $5,548, $6,559, and $8,626, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2010, 2009, and 2008 was $3,004, $2,156, and $14,479, respectively.
There were 3,100,955, 2,831,311, and 2,399,742 options exercisable with a weighted average exercise price of $28.85, $27.46, and $24.42 at July 31, 2010, 2009, and 2008, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2010, 2009, and 2008 was $3,717, $1,683, and $14,500 respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2010, 2009, and 2008 was $866, $779, and $4,185, respectively.
The following table summarizes information about stock options outstanding at July 31, 2010:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2010	(in years)	Price	2010	Price
Up to $14.99	275,000	1.9	$13.55	275,000	$13.55
$15.00 to $29.99	3,076,233	6.9	25.16	1,274,929	21.18
$30.00 and up	1,757,503	5.9	37.23	1,551,026	37.16

Total	5,108,736	6.3	28.69	3,100,955	28.85

As of July 31, 2010, the aggregate intrinsic value of the number of options outstanding and the number of options exercisable was $14,097 and $11,520, respectively. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2010, 210,000 performance-based restricted shares were outstanding.
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
The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, it’s Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Total Company
Year ended July 31, 2010:
Revenues from external customers	$551,185	$380,121	$327,790	$1,259,096	—	$1,259,096
Intersegment revenues	43,136	4,456	18,188	65,780	$(65,780)	—
Depreciation and amortization expense	21,142	8,088	15,749	44,979	8,043	53,022
Segment profit	125,169	103,316	52,105	280,590	(14,131)	266,459
Assets	754,753	313,204	362,653	1,430,610	315,921	1,746,531
Expenditures for property, plant and equipment	8,502	1,535	9,946	19,983	6,313	26,296
Year ended July 31, 2009:
Revenues from external customers	$534,440	$367,156	$307,106	$1,208,702	—	$1,208,702
Intersegment revenues	45,853	4,310	18,534	68,697	$(68,697)	—
Depreciation and amortization expense	22,022	8,467	15,957	46,446	8,405	54,851
Segment profit	114,404	99,875	42,575	256,854	(7,952)	248,902
Assets	703,559	298,717	341,605	1,343,881	239,386	1,583,267
Expenditures for property, plant and equipment	8,422	3,326	5,848	17,596	6,431	24,027
Year ended July 31, 2008:
Revenues from external customers	$667,106	$496,715	$359,195	$1,523,016	—	$1,523,016
Intersegment revenues	54,677	8,511	25,995	89,183	$(89,183)	—
Depreciation and amortization expense	24,856	11,172	15,482	51,510	9,077	60,587
Segment profit	157,523	135,426	58,234	351,183	(9,048)	342,135
Assets	755,770	396,058	397,531	1,549,359	301,154	1,850,513
Expenditures for property, plant and equipment	7,535	4,714	5,269	17,518	8,889	26,407

	Years Ended July 31,
	2010	2009	2008
Net income reconciliation:
Total profit for reportable segments	$280,590	$256,854	$351,183
Corporate and eliminations	(14,131)	(7,952)	(9,048)
Unallocated amounts:
Administrative costs	(121,689)	(102,680)	(134,451)
Restructuring costs	(15,314)	(25,849)	—
Investment and other income — net	1,168	1,800	4,888
Interest expense	(21,222)	(24,901)	(26,385)

Income before income taxes	109,402	97,272	186,187
Income taxes	(27,446)	(27,150)	(53,999)

Net income	$81,956	$70,122	$132,188

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2010	2009	2008	2010	2009	2008
Geographic information:
United States	$521,318	$510,703	$622,618	$507,481	$519,932	$532,273
China	156,842	199,893	192,048	118,953	123,078	131,810
Other	646,716	566,589	794,036	391,214	375,905	440,021
Eliminations	(65,780)	(68,483)	(85,686)	—	—	—

Consolidated total	$1,259,096	$1,208,702	$1,523,016	$1,017,648	$1,018,915	$1,104,104

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.
8. Net Income Per Common Share
Net income per Common Share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 52,402,387 for 2010, 52,558,657 for 2009, and 54,167,746 for 2008. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.
In June 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result of the adoption, the dividends on the Company’s performance-based restricted shares, granted in fiscal 2008, are included in the basic and diluted net income per share calculations for all periods presented. The adoption and retrospective application of this guidance reduced Class A diluted net income per share as previously reported for fiscal year 2009 by $0.01 and reduced Class A and Class B basic net income per share for fiscal year 2008 by $0.01.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2010	2009	2008
Numerator
Net income (numerator for basic and diluted Class A net income per share)	$81,956	$70,122	$132,188
Less:
Restricted stock dividends	(147)	(144)	(95)

Numerator for basic and diluted Class A net income per share	$81,809	$69,978	$132,093

Less:
Preferential dividends	(816)	(823)	(847)
Preferential dividends on dilutive stock options	(11)	(11)	(13)

Numerator for basic and diluted Class B net income per share	$80,982	$69,144	$131,233

Denominator:
Denominator for basic net income per share for both Class A and B	52,402	52,559	54,168
Plus: effect of dilutive stock options	544	307	705

Denominator for diluted net income per share for both Class A and B	52,946	52,866	54,873

Class A common stock net income per share calculation:
Basic	$1.56	$1.33	$2.44
Diluted	$1.55	$1.32	$2.41
Class B common stock net income per share calculation:
Basic	$1.55	$1.32	$2.42
Diluted	$1.53	$1.31	$2.39

Options to purchase 2,832,337, 2,764,308, and 1,599,792, shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2010, 2009, and 2008, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
9. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $23,712, $25,971, and $27,443 for the years ended July 31, 2010, 2009, and 2008, respectively. Future minimum lease payments required under such leases in effect at July 31, 2010 are as follows, for the years ending July 31:

2011	$21,258
2012	16,799
2013	11,075
2014	6,696
2015	3,274
Thereafter	4,984

$64,086

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
The Company also adopted new guidance on disclosure requirements for fair value measurements on February 1, 2010. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The adoption did not have an impact on the Consolidated Financial Statements of the Company. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will not become effective until interim and annual periods beginning after December 15, 2010 and are not expected to have an impact on the Consolidated Financial Statements of the Company.
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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2010, and July 31, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered as
	Quoted Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value	Balance Sheet Classification
July 31, 2009:
Trading Securities	$8,239	$—	$—	$8,239	Other assets
Foreign exchange contracts — cash flow hedges	—	—	—	—	Prepaid expenses and other current assets
Foreign exchange contracts	—	130	—	—	Prepaid expenses and other current assets

Total Assets	$8,239	$130	$—	$8,239

Foreign exchange contracts — cash flow hedges	$—	$248	—	$248	Other current liabilities

Total Liabilities	$—	$248	$—	$248

July 31, 2010:
Trading Securities	$8,757	$—	$—	$8,757	Other assets
Foreign exchange contracts — cash flow hedges	—	156	—	156	Prepaid expenses and other current assets
Foreign exchange contracts		24		24	Prepaid expenses and other current assets

Total Assets	$8,757	$180	$—	$8,937

Foreign exchange contracts — cash flow hedges	$—	$829	$—	$829	Other current liabilities
Foreign exchange contracts		64		64	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	97,747	—	97,747	Long term obligations, less current maturities

Total Liabilities	$—	$98,640	$—	$98,640

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Trading Securities: The Company’s deferred compensation investments consist of investments in mutual funds. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
Foreign currency exchange contacts: The Company’s foreign currency exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note 12, “Derivatives and Hedging Activities” for additional information.
Foreign currency denominated debt — net investment hedge: The Company’s foreign currency denominated debt designated as a net investment hedge was classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note 12, “Derivatives and Hedging Activities” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2010 and 2009.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three and twelve months ended July 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than the acquisitions of Welco, Stickolor, and Securimed which are valued using level 2 inputs. See Note 2, “Acquisitions” for further information.

11. Restructuring
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
The Company continued executing its restructuring actions that were announced in the fiscal year ended July 31, 2009 throughout the fiscal year ended July 31, 2010. As a result of these actions, the Company recorded restructuring charges of $5,717 and $15,314 during the three and twelve months ended July 31, 2010, respectively. The fiscal 2010 restructuring charges consisted of $10,850 of employee separation costs, $2,260 of non-cash fixed asset write-offs, $1,493 of other facility closure related costs, and $711 of contract termination costs. Of the $15,314 of restructuring charges recorded during the fiscal year ended July 31, 2010, $7,158 was incurred in the Americas, $5,350 was incurred in Europe, and $2,806 was incurred in Asia-Pacific. The costs related to these restructuring activities have been recorded on the consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made within the next twelve months.
A reconciliation of the Company’s restructuring activity for fiscal 2009 and 2010 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2008	$—	$—	$—	$—
Restructuring charge	21,279	2,101	2,469	25,849
Non-cash write-offs	(368)	(2,101)		(2,469)
Other separation benefits	(1,178)			(1,178)
Cash payments	(15,288)	—	(1,592)	(16,880)

Ending balance, July 31, 2009	$4,445	$—	$877	$5,322

Restructuring charge	10,850	2,260	2,204	15,314
Non-cash write-offs	—	(2,260)	—	(2,260)
Cash payments	(9,240)	—	(2,975)	(12,215)

Ending balance, July 31, 2010	$6,055	$—	$106	$6,161

The other separation benefits for the period ended July 31, 2009 include charges of approximately $1,178 directly related to postretirement medical, dental and vision benefits. See Note 3 for discussion on employee benefits.
12. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of July 31, 2010 and 2009, the notional amount of outstanding forward exchange contracts was $45,328 and $30,929, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the years ended July 31, 2010, 2009, and 2008.
The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, Swiss Franc, and the Korean Won. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2010 and July 31, 2009, unrealized losses of $493 and $35 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At July 31, 2010, the Company had $156 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheet. At July 31, 2009, $130 of the Company’s forward exchange contracts not designated as hedging instruments were included in “Prepaid expenses and other current assets,” on the accompanying Consolidated Balance Sheet. At July 31, 2010 and July 31, 2009, the Company had $829 and $248 respectively, of forward exchange contracts designated as hedge instruments included in “Other current liabilities” on the accompanying Consolidated Balance Sheet. At July 31, 2010 and July 31, 2009, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $32,020 and $21,793, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.
On May 13, 2010, the Company completed the private placement of €75.0 million (approximately $95.0 million USD) aggregate principal amount of senior unsecured notes to accredited institutional investors. The Company entered into certain foreign currency denominated debt obligations to selectively hedge portions of its net investment in European foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, during fiscal 2010, the Company used forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2010, the Company had no forward foreign exchange currency contracts designated as net investment hedges included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.
Fair values of derivative instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2010		July 31, 2009		July 31, 2010		July 31, 2009
Derivatives designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$156	Prepaid expenses and other current assets	$—	Other current liabilities	$829	Other current liabilities	$248

Net investment hedges

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$97,747	Long term obligations, less current maturities	$—

Total derivatives designated as hedging instruments		$156		$—		$98,576		$248

Derivatives not designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$24	Prepaid expenses and other current assets	$130	Other current liabilities	$64	Other current liabilities	$—

Total derivatives not designated as hedging instruments		$24		$130		$64		$—

The pre-tax effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income consisted of the following:

				Amount of Gain
				or (Loss)		Location of	Amount of Gain
	Amount of Gain or (Loss)		Location of Gain or	Reclassified From		Gain or (Loss)	or (Loss)
	Recognized in OCI on		(Loss) Reclassified	Accumulated OCI		Recognized in	Recognized in
Derivatives in	Derivative		From Accumulated	Into Income		Income on	Income on Derivative
Cash Flow Hedging	(Effective Portion)		OCI into Income	(Effective Portion)		Derivative	(Ineffective Portion)
Relationships	2010	2009	(Effective Portion)	2010	2009	(Ineffective Portion)	2010	2009

Foreign exchange contracts	$493	$152	Cost of goods sold	$(80)	$(815)	Cost of goods sold	$—	$132

Total	$493	$152		$(80)	$(815)		$—	$132

The pre-tax effects of derivative instruments designated as net investment hedges on the Consolidated Balance Sheet consisted of the following:

				Amount of Gain
				or (Loss)		Location of	Amount of Gain
	Amount of Gain or (Loss)		Location of Gain or	Reclassified From		Gain or (Loss)	or (Loss)
Derivatives in	Recognized in OCI on		(Loss) Reclassified	Accumulated OCI		Recognized in	Recognized in
Net Investment	Derivative		From Accumulated	Into Income		Income on	Income on Derivative
Hedging	(Effective Portion)		OCI into Income	(Effective Portion)		Derivative	(Ineffective Portion)
Relationships	2010	2009	(Effective Portion)	2010	2009	(Ineffective Portion)	2010	2009

Foreign exchange contracts	$6,248	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Foreign currency denominated debt	$(2,833)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$3,415	$—		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income consisted of the following:

	Location of Gain or	Amount of Gain or
	(Loss) Recognized	(Loss) Recognized in
Derivatives Not Designated as Hedging	in Income on	Income on Derivative
Instruments	Derivative	2010	2009
Foreign exchange contracts	Other income (expense)	$(40)	$693

Total		$(40)	$693

13. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2010
Net Sales	$318,486	$295,829	$321,887	$322,894	$1,259,096
Gross Margin	157,443	146,918	160,197	158,739	623,297
Operating Income*	35,557	23,902	35,914	34,083	129,456
Net Income	21,668	15,001	23,695	21,592	81,956
Net Income Per Class A Common Share:
Basic	0.41	0.29	0.45	0.41	1.56
Diluted	0.41	0.29	0.45	0.41	1.55
2009
Net Sales	$378,317	$266,449	$276,733	$287,203	$1,208,702
Gross Margin	181,146	126,142	134,173	136,122	577,583
Operating Income*	56,194	4,618	29,272	30,289	120,373
Net Income	37,110	(4,150)	17,960	19,202	70,122
Net Income Per Class A Common Share:
Basic	0.70	(0.08)	0.34	0.37	1.33
Diluted	0.69	(0.08)	0.34	0.36	1.32

*
Fiscal 2010 had before tax restructuring charges by quarter of $3,601, $3,649, $2,347, and $5,717 for a total of $15,314. Fiscal 2009 had before tax restructuring charges by quarter of $1,639, $19,408, $2,229, and $2,573 for a total of $25,849.

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
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report (“Management’s Report on Internal Control over Financial Reporting”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2010, of the Company and our report dated September 21, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 21, 2010

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	52	President, CEO and Director
Thomas J. Felmer	48	Sr. V.P., CFO
Aaron J. Pearce	39	V.P., Treasurer, Director of Investor Relations
Allan J. Klotsche	45	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	51	President — Brady Europe and V.P., Brady Corporation
Matthew O. Williamson	54	President — Brady Americas and V.P., Brady Corporation
Robert L. Tatterson	45	V.P. and Chief Technology Officer
Bentley N. Curran	48	V.P. and Chief Information Officer
Kathleen M. Johnson	56	V.P. and Chief Accounting Officer
Conrad G. Goodkind	66	Director
Elizabeth Pungello	43	Director
Robert C. Buchanan	70	Director
Frank W. Harris	68	Director
Chan W. Galbato	47	Director
Patrick W. Allender	63	Director
Bradley C. Richardson	52	Director
Gary S. Balkema	55	Director
Frank M. Jaehnert — Mr. Jaehnert has served on the Company’s Board of Directors and as the Company’s President and CEO since 2003. Mr. Jaehnert joined the Company in 1995 and served in leadership positions in a variety of different functions and businesses, including that of CFO from 1996 to 2002, before his promotion to President and CEO in 2003. Previously, he served in a variety of financial roles at Robert Bosch, GmbH, including treasurer of a subsidiary. His broad operating and functional experience and in-depth knowledge of Brady’s businesses are particularly valuable given the diverse nature of Brady’s portfolio. These experiences, combined with Mr. Jaehnert’s talent for leadership and his long-term strategic perspective, have helped drive the Company’s growth and performance during his tenure as Director and CEO.
Thomas J. Felmer — Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady’s U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the European direct marketing businesses, which he also led for two years. In 2003, Mr. Felmer returned to Milwaukee where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and due diligence/integration of the EMED acquisition. In June 2004, he was appointed President-Direct Marketing Americas, and was named Chief Financial Officer in January 2008.
Aaron J. Pearce— Mr. Pearce joined the Company in 2004 as Director of Internal Audit. He then served as Finance Director for Brady’s Asia Pacific Region from June 2006 to September 2008. From September 2008 through December 2009, he served in the role of Global Tax Director. In January 2010, he took over the role of Treasurer and Director of Investor Relations. Prior to Brady, Mr. Pearce worked with Deloitte & Touche LLP. He holds a bachelors degree in business administration from the University of Wisconsin-Milwaukee and is a certified public accountant.
Allan J. Klotsche — Mr. Klotsche joined the Company in 1989. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He was appointed to his current position as President — Brady Asia Pacific in April 2003. He is also responsible for Brady’s strategic account management. He holds an MBA from the University of Wisconsin-Milwaukee.
Peter C. Sephton — Mr. Sephton joined the Company in 1997 as Managing Director — Seton-U.K. From 2001 to 2003 he served as managing director for Brady’s Identification Solutions Business in Europe. In April 2003, he was appointed to his current position, President-Brady Europe. Before joining Brady, he served in a variety of international managerial roles with Tate and Lyle Plc, Sutcliffe Speakman Plc and Morgan Crucible Plc. He is a graduate in accountancy and law from The University of Wales (UCC).
Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. From 1995 to 2003, Mr. Williamson served as the V.P. and General Manager of Brady’s specialty tape and identification solution businesses. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed President of the Brady Americas business. In addition to his role as President of the Brady Americas business, in January of 2008, Mr. Williamson assumed responsibility for the Direct Marketing Americas, and is currently serving as President of the Americas region.

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
Kathleen M. Johnson — Ms. Johnson joined the Company in 1989 as controller of a division of Brady and became group finance director in 1996. In 2000 she was appointed Vice President. In 2008 she was appointed Chief Accounting Officer. Prior to joining Brady, she spent six years with Kraft Food Service. She started her career as a CPA with Deloitte & Touche LLP. She holds a bachelor’s degree in accounting from the University of Wisconsin-Whitewater.
Conrad G. Goodkind — Mr. Goodkind was elected to the Board of Directors in 2007. He currently serves as Brady’s Lead Independent Director. He also serves as the Chair of the Corporate Governance Committee and as a member of the Finance Committee. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Prior to 1979, he served as Wisconsin’s Deputy Commissioner of Securities. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provides the Board with expertise and insight into governance, business and compliance issues that the Company encounters.
Elizabeth Pungello, Ph. D — Dr. Pungello was elected to the Board of Directors in 2003. She serves as a member of the Compensation, Corporate Governance, and Technology Committees. Dr. Pungello is a Scientist at the Frank Porter Graham Development Institute, a Research Assistant Professor in the Developmental Psychology Program at the University of North Carolina at Chapel Hill, and Mentor Faculty at the Center for Developmental Science. She serves on the editorial board of the Journal of Marriage and Family and as a reviewer for several other journals. Dr. Pungello is the President of the Brady Education Foundation in Chapel Hill, N.C. and serves on a number of other non-profit boards. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family’s history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company’s shareholders.
Robert C. Buchanan — Mr. Buchanan was elected to the Board of Directors in 1987. He serves as the Chair of the Compensation Committee and as a member of the Audit, Corporate Governance and Finance Committees. He is the retired non-executive chairman of the Fox Valley Corporation. He has significant experience serving on corporate boards including those of a national private life insurance company and a professional football team. His knowledge and experience in manufacturing, his skills in financial and compensation matters, and his extensive historical knowledge of the Company, provides the Board with expertise and insight. Mr. Buchanan will retire from the Company’s Board of Directors at the annual meeting in November 2010 pursuant to the Board’s mandatory retirement age.
Frank W. Harris, Ph.D — Dr. Harris was elected to the Board of Directors in 1991. He serves as the Chair of the Technology Committee and as a member of the Corporate Governance Committee. He served as the Distinguished Professor of Polymer Science and Biomedical Engineering at the University of Akron from 1983 to 2008 and Professor of Chemistry at Wright State University from 1970 to 1983. He is the founder and president of several technology based companies including Akron Polymer Systems. Dr. Harris is the inventor of several commercialized products including an optical film that realized over one billion dollars in sales. His extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.
Chan W. Galbato — Mr. Galbato was elected to the Board of Directors in 2006. He serves as a member of the Audit, Technology and Compensation Committees. He has extensive executive leadership experience including his current role as a senior operating executive with Cerberus Operations and Advisory Company, LLC. Mr. Galbato was President and CEO of the Controls division of Invensys plc. Prior to that, Mr. Galbato held positions as President of Services at The Home Depot, President and CEO of Armstrong Floor Products, CEO of Choice Parts LLC, and CEO of Coregis Insurance Company, a GE Capital company. Mr. Galbato is Chairman of the Board of Blue Bird Corporation and North American Bus Industries, Inc., Guilford Mills, Inc., and NewPage Corporation and is a member of the Board of Tower International, Inc. His public company leadership experience gives him insight into business strategy, leadership and executive compensation and his public company and private equity experience give him insight into technology trends, acquisition strategy and financing, each of which represents an area of key strategic opportunity for the Company.

Patrick W. Allender — Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Compensation Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. Additionally, he served as principal auditor at Arthur Andersen LLC from 1968 to 1985. He has served as a director of Colfax Corporation since 2008. Mr. Allender previously served on the board of directors of Easco Hand Tools from 1988 to 1990. Mr. Allender’s strong background in finance and accounting, as well as his past experience as the CFO of other public companies, provides the Board with financial expertise and insight.
Bradley C. Richardson — Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Finance Committee. He is the Executive Vice President and CFO of Diebold, Inc. He previously served as the Executive Vice President Corporate Strategy and CFO of Modine Manufacturing from 2003 to 2009. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in North America, South America, and Europe. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting, and finance, which are areas of critical importance to the Company as a global public company.
Gary S. Balkema — Mr. Balkema was elected to the Board of Directors in 2010. Since 2000, he has been the President of Bayer Healthcare LLC and Worldwide Consumer Care Division, which has four billion dollars in sales and over 5,400 employees. He is also responsible for overseeing Bayer LLC USA’s compliance program. He has over 20 years of general management experience. Mr. Balkema brings strong experience in consumer marketing skills and mergers and acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company’s portfolio.
All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.
Board Leadership Structure — The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board currently has not appointed a Chairman of the Board. In fiscal 2010, the Board formalized the position of Lead Independent Director, which shall be elected on an annual basis from among the independent Directors of the Board based upon the recommendation of the Corporate Governance Committee. The duties of the Lead Independent Director include, among others, chairing executive sessions of the non-management Directors, meeting periodically with the Chief Executive Officer on current significant issues facing the Company, facilitating effective communication among the Chief Executive Officer and all members of the Board, and overseeing the Board’s shareholder communication policies and procedures. Mr. Goodkind, Chair of the Corporate Governance Committee, currently serves as the Lead Independent Director. The Board believes that its current leadership structure has enhanced the Board’s oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of our shareholders; and our overall corporate governance.
Risk Oversight — The Board oversees the Company’s risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company’s businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board’s committees also oversees the management of Company risks that fall within the committee’s areas of responsibility. The Company’s management is responsible for reporting significant risks to executives at the quarterly disclosure committee meeting. The significance of the risk is assessed by executive management and escalation to the respective board committee and Board of Directors is determined. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert — The Company’s Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender and Galbato, members of the Audit Committee, are financial experts and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Director Independence — A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. Based on these guidelines all directors, with the exception of Mr. Jaehnert, President and CEO, are deemed independent. All members of the Audit, Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Goodkind, Lead Independent Director and Chair of Corporate Governance Committee, is the presiding Director at these sessions. In fiscal 2010, there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Mr. Richardson (Chairman), Mr. Buchanan, Mr. Galbato, and Mr. Allender. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.
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
Director Qualifications — Brady’s Corporate Governance Committee reviews the individual skills and characteristics of the Directors, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, expertise, and industry backgrounds in the context of the needs of the Board and the Company. Although the Company has no policy regarding diversity, the Corporate Governance Committee seeks a broad range of perspectives and considers both the personal characteristics and experience of Directors and prospective nominees to the Board so that, as a group, the Board will possess the appropriate talent, skills, and expertise to oversee the Company’s businesses.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, other than with respect to the following:
•	Peter Sephton’s Form 4 filing on September 21, 2009 contained one transaction made on September 15, 2009 that was inadvertently reported late.

•	Director Robert Buchanan’s Form 4 filing on September 24, 2009 contained one transaction made on September 15, 2009 that was inadvertently reported late.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its executives and management. The following information and analyses focuses primarily on the compensation provided to the Company’s principal executive officer, principal financial officer and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.” Brady’s named executive officers are Frank M. Jaehnert, President, Chief Executive Officer and Director; Thomas J. Felmer, Senior Vice President and Chief Financial Officer; Allan J. Klotsche, President — Brady Asia-Pacific and Vice President, Brady Corporation; Peter C. Sephton, President — Brady Europe and Vice President, Brady Corporation; and Matthew O. Williamson, President — Brady Americas and Vice President, Brady Corporation.

Executive Compensation Overview and Philosophy
Our executive compensation program is designed to attract and retain exceptional leadership talent and properly incentivize them to create a top-tier performance company by encouraging behaviors and actions that build long-term value for our shareholders. We have structured our compensation program around the following principles:
a)	Provide a competitive total compensation package, an important component of an overall employee value proposition, to attract and retain exceptional leadership talent.

b)	Incentivize long-term shareholder value creation by encouraging behaviors to facilitate long-term success without undue risk taking.

c)	Reinforce top-tier company performance through a merit-based, pay-for-performance culture that is in-line with the Company’s values.
The Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. In compliance with this responsibility, the Committee annually reviews the individual performance of these executives and approves any changes in their base salary, the payment of an annual cash incentive and grant of equity awards. The Committee periodically utilizes the services of an independent executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies. Their expertise may also be utilized in modifying any existing or proposing any new compensation arrangements. During fiscal 2010, the Compensation Committee engaged the services of an independent compensation consultant; however, the total fees for the consultant’s services did not exceed $120,000. In addition to this professional advice, the Committee relies upon its collective judgment and other available competitive information and data in making executive compensation decisions. The Committee has avoided strict adherence to rigid guidelines or formulas when determining or modifying executive compensation.
In order to successfully achieve our Company objectives, a combination of short-term and long-term incentives has been developed. The Compensation Committee believes a proper balance between these elements is necessary and should include a combination of cash and equity, with fixed and variable components (dependent upon Company financial performance). Our short-term incentive is in the form of cash, while the long-term incentive is equity based and includes performance-based and time-based stock options, along with performance-based restricted shares. We believe these programs are designed to specifically support the achievement of the Company’s profitability and sales goals. We also believe these programs further enhance the performance of the Company by providing effective tools to attract, retain, and motivate a group of highly skilled executives. This results in strong financial and operational performance, which supports the preservation and enhancement of shareholder value over time, without incurring undue risk to our shareholders.
Annually, senior management recommends a proposal to the Compensation Committee for compensation for each named executive officer, with the exception of Mr. Jaehnert, President and Chief Executive Officer, with respect to whom the Compensation Committee formulates and determines compensation. The Compensation Committee reviews the proposal for each officer and ultimately approves a compensation arrangement for them. The resulting approved compensation levels, including the President and Chief Executive Officer’s compensation, are then reported by the Compensation Committee to the full Board of Directors.

Elements of Executive Compensation for Fiscal 2010
As noted above, it is the Compensation Committee’s philosophy that an executive compensation program should be used to promote both the short and long-term financial objectives of the Company, encourage the executives to act as owners of the Company and attract and retain people who are qualified, motivated and committed to excellence. The Compensation Committee believes this can be accomplished through compensation programs that provide a balanced mix of performance-based cash and equity compensation. The annual bonus and equity compensation provide incentives that reward superior performance and provide financial consequences for underperformance.
The Compensation Committee is responsible for reviewing the overall level of compensation, as well as the various elements of compensation for each of the named executive officers. In addition to the specific process discussed below for base salaries, annual cash incentives and long-term equity compensation, the Compensation Committee reviews individual comprehensive “tally sheets” that include the annual cash and equity grants, along with all other benefits over a trailing four-year period.
Base Salary
Individual performance and competitiveness in the market are key components in determining base salary and any changes in base salary. Nationally recognized compensation surveys utilizing all companies and industries in these surveys are obtained annually. The Compensation Committee also periodically utilizes the services of an outside consultant to assist in understanding the compensation levels in the market. A regression analysis is then performed by the Company’s Human Resources team based on the appropriate organization level (company, group, division) and sales volume of the appropriate Brady business. The base salary is designed to compensate executives for their level of responsibility and sustained individual performance. One consideration is the comparison of the individual base salaries to the median for like positions and responsibilities based on these nationally recognized compensation surveys. Further, the Compensation Committee has flexibility to increase base salaries above the median to retain or attract key employees whose performance merits higher base salaries, or to set base salary below the median where individuals are new to the job and performance is being evaluated. The Compensation Committee annually reviews base salaries to ensure, on the basis of responsibility and performance, that executive compensation is meeting the Compensation Committee’s principles. The determination of base salary also affects the annual bonus payout since an individual’s annual bonus target is expressed as a percentage of base salary.
In addition to the nationally recognized compensation surveys, the Compensation Committee has historically used peer group data for similar positions nationally to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual incentives, and long term incentives by position. Due to the global economic conditions and the related volatility in executive compensation practices, a formal compensation benchmarking review of peer companies for named executive officers was not undertaken to determine fiscal 2010 compensation levels. The Compensation Committee also uses judgment to determine the appropriate level of base salary, which we believe reflects individual performance and responsibilities, and calibrates with the most recently available market compensation data. The peer group utilized in setting fiscal 2010 compensation levels included 29 companies that are in a similar industry with annual revenues up to approximately $5 billion: Actuant Corporation, Agilent Technologies, Inc., Alliant Techsystems Inc., AMETEK, Inc., Amphenol Corporation, Anixter International Inc., Barnes Group Inc., Bemis Company, Inc., Benchmark Electronics, Inc., Cooper Industries, Ltd., Donaldson Company, Inc., DRS Technologies, Inc., Energizer Holdings, Inc., Exide Technologies, Fastenal Company, Hubbell Incorporated, IDEX Corporation, Molex Incorporated, MSC Industrial Direct Company, Inc., Nordson Corporation, Pentair, Inc., Rogers Corporation, Roper Industries, Inc., SPX Corporation, Teleflex Incorporated, Thomas & Betts Corporation, Vishay Intertechnology, Inc., WESCO International, Inc., and Zebra Technologies Corporation. Included in this peer group is a smaller subset of 13 companies that have annual revenues of less than $2 billion to provide data for similar sized companies to Brady. This subset includes: Actuant Corporation, AMETEK, Inc., Barnes Group Inc., Donaldson Company, Inc., DRS Technologies, Inc., Fastenal Company, IDEX Corporation, MSC Industrial Direct Company, Inc., Nordson Corporation, Rogers Corporation, Roper Industries, Inc., Thomas & Betts Corporation, and Zebra Technologies Corporation. This list may vary in the future due to changes in our business or the business of the companies utilized as peers. A total compensation benchmarking analysis of our industry and selected peer companies, which resulted in a modified listing of peer group companies, was recently conducted by an outside consultant and assisted the Compensation Committee in the review of fiscal 2011 compensation levels for the named executive officers.
Due to the impact of the global economic downturn on the Company’s financial performance, merit increases were cancelled in fiscal 2009. However, it was determined by the Compensation Committee that base salary merit increases would be reinstituted for fiscal 2010. As a result, merit increases for the named executive officers ranged from 3.0% to 6.2%.

Annual Cash Incentive Bonus
All named executive officers participate in an annual cash incentive plan. This plan has a short-term focus (one year) and is mainly based on the fiscal year financial results. Corporate earnings per share growth is a major component in each individual bonus plan. Other components include consolidated net organic sales growth, segment organic sales growth, segment profit, and working capital; each component is based on the individual’s role at either the corporate or segment level.
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
The individual incentive target amounts are set at a percentage of base salary and the target amounts are larger for individuals with greater levels of responsibility. The target bonus percentage for Mr. Jaehnert is 100% of his base salary, and for Messrs. Felmer, Klotsche, Sephton, and Williamson are 70% of their base salaries. The following table provides the components of the target bonus percentages.

	Consolidated	Earnings		Segment Organic	Segment
	Net Organic	Per Share	Working	Sales	Profit	Target
Name	Sales Growth	Growth	Capital	Growth (1)	(1)	Payout
Frank M. Jaehnert	10.0%	80.0%	10.0%	NA	NA	100.0%
Thomas J. Felmer	10.0%	80.0%	10.0%	NA	NA	70.0%
Allan J. Klotsche	NA	30.0%	10.0%	10.0%	50.0%	70.0%
Peter C. Sephton	NA	30.0%	10.0%	10.0%	50.0%	70.0%
Matthew O. Williamson	NA	30.0%	10.0%	10.0%	50.0%	70.0%

(1)	Segment sales and profit for Messrs. Klotsche, Sephton, and Williamson are based on organic sales growth and profit for their respective segment.
For the fiscal year ended July 31, 2010, the Company paid the following annual cash incentive bonuses:

Name	Bonus ($)	Salary %
Frank M. Jaehnert	1,193,891	155.4%
Thomas J. Felmer	369,481	108.8%
Allan J. Klotsche	359,027	120.7%
Peter C. Sephton	188,441	56.3%
Matthew O. Williamson	234,505	68.3%
The 2010 allocation of the annual cash incentive bonuses by component is as follows:

	Consolidated	Earnings Per	Working	Segment		Actual
Name	Net Organic Sales	Share (1)	Capital	Organic Sales	Segment Profit	Payout
Frank M. Jaehnert	4.0%	169.0%	198.0%	NA	NA	155.4%
Thomas J. Felmer	4.0%	169.0%	198.0%	NA	NA	155.4%
Allan J. Klotsche	NA	169.0%	178.0%	8.0%	206.0%	172.5%
Peter C. Sephton	NA	169.0%	212.0%	0.0%	17.0%	80.4%
Matthew O. Williamson	NA	169.0%	250.0%	9.0%	42.0%	97.6%

(1)	Earnings per share as utilized in the individual bonus plans is calculated using a fixed amount of 53 million shares.

The payouts in fiscal 2010 represent an achievement of 4.0% for the consolidated net organic sales growth target of 5.0%, 169.0% for the earnings per share growth target of 10.0%, 178.0% to 250.0% for the working capital targets, and 0.0% to 9.0% for the regional net organic sales growth targets and 17.0% to 206.0% for the regional segment profit growth targets for those named executive officers with regional responsibility.
Equity Incentives: Long-term Incentive Compensation
The Company utilizes a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain, and motivate key employees who directly impact the performance of the Company over a time frame of greater than one year. The combination of performance-based stock options, time-based stock options and performance-based restricted shares is used to provide a balance between annual Company performance and the generation of long-term shareholder value. Stock option based plans are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon vesting and exercising the options. The size and type of equity awards is determined by the Compensation Committee with periodic input from its outside consultant. A study by the Committee’s outside compensation consultant was recently conducted and assisted the Compensation Committee in the review of fiscal 2011 long-term incentive awards for the named executive officers.
By unanimous written consent effective September 24, 2009, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2010 Omnibus Incentive Stock Plan (the “2010 Omnibus Plan”). Under the terms of the 2010 Omnibus Plan, pursuant to which 3,000,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees of the Company and its affiliates. The 2010 Omnibus Plan, which became effective upon shareholder approval, provided that after December 31, 2009, no further awards or grants will be made under the Company’s 2006 Omnibus Incentive Stock Plan.
Performance-based Stock Options:
The Compensation Committee’s belief that performance-based stock options serve as an important motivator and required component of the Company’s overall compensation program resulted in a new three-year performance-based stock option plan being implemented for fiscal 2010. The performance criteria of this new plan establish minimum annual earnings per share growth targets as well as relative measure of the Company’s three year earnings per share growth compared to the S&P SmallCap 600 Index. These options have a ten year-life and typically are granted on the first working day of the Company’s fiscal year.
Time-based Stock Options:
Time-based stock option grants in fiscal 2010 were reviewed and approved by the Compensation Committee on September 9, 2009, with an effective grant date of September 25, 2009. The grant price was the fair market value of the stock on the grant date and was calculated by taking the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten year life.
Performance-based Restricted Stock:
Periodically, the Company issues restricted stock grants to key executives as an element of their overall compensation. In January 2008, the Compensation Committee approved the issuance of performance restricted stock awards to six of Brady’s senior executives. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years). No new shares were issued during fiscal 2009 or fiscal 2010. Effective August 2, 2010 (fiscal 2011), a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert and included both a performance vesting requirement (earnings per share) and a service vesting requirement (vesting ratably in years 3, 4, and 5).

Employment and Post-Employment Benefits
General Benefits:
The named executive officers receive the same basic benefits that are offered by the Company to other employees, including medical, dental, vision, disability and life insurance.
Retirement Benefits:
Brady employees (including named executive officers) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Employee 401(k) Plan”). In addition, named executive officers in the United States and employees at many of our USA locations are also eligible to participate in the Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”). Under these plans the Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each person covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and have the amount of this reduction contributed to the Employee 401(k) Plan and matched by an additional 4% contribution by the Company. Participants may also elect to have up to another 45% of their eligible earnings contributed to the Employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the Employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in several investment funds as permitted by the Employee 401(k) Plan and the Funded Retirement Plan.
Due to the IRS income limitations for participating in the Employee 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan, which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Employee 401(k) Plan and the Funded Retirement Plan for the executives of their income above the IRS limits.
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
Deferred Compensation Arrangements — During fiscal 2002, the Company adopted the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan. On May 1, 2006, the plan was amended to require that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock.
At least one year prior to termination of employment, the executive must elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an Annual Installment Method. If the executive does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Rabbi Trust reduced by each payment. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of other assets are in cash.
Effective January 1, 2008, the Executive Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code. Amounts deferred prior to January 1, 2005 (which were fully vested under the terms of the plan), including past and future earnings credited thereon, will remain subject to the terms in place prior to January 1, 2005.

Perquisites:
Brady provides the named executive officers with the following perquisites that are not available to other non-executive employees:
•	Annual allowance for financial and tax planning

•	Enhanced long-term disability insurance

•	Company car

•	Long-term care insurance

•	Personal liability insurance
Stock Ownership Guidelines
We believe that the interests of shareholders and executives become aligned when executives become shareholders in possession of a meaningful amount of Company stock. Furthermore, this stock ownership encourages positive performance behaviors and discourages executive officers from taking undue risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company’s stock, stock ownership guidelines have been established.
The Board of Directors has established the following stock ownership guidelines for our named executive officers:

Frank M. Jaehnert	100,000 shares
Thomas J. Felmer	30,000 shares
Allan J. Klotsche	30,000 shares
Peter C. Sephton	30,000 shares
Matthew O. Williamson	30,000 shares
The stock ownership guideline for each director is 5,000 shares of Company stock.
The Company’s CEO complied with these ownership levels in 2010. Named executive officers other than the Company’s CEO have until fiscal year 2013 to achieve these ownership levels. If an executive does not meet the above ownership level or certain interim levels, the Compensation Committee may direct that the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Compensation Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met.
For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan and Company stock owned in the Employee 401(k) Plan or pension plan is included. In addition, twenty percent of any vested stock options that are “in the money” are included.
Employment and Change of Control Agreements
The Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company, including all the named executive officers. The agreements applicable to all of the named executive officers other than Mr. Jaehnert provide a payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements also provides for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.
In May 2003, the Board approved a Change of Control Agreement for Mr. Jaehnert, which was subsequently amended and restated in December 2008 to comply with Internal Revenue Code Section 409A. The agreement applicable to Mr. Jaehnert provides a payment of an amount equal to three times his annual base salary and three times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreement also provides for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over three years.

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
Compensation Committee Interlocks and Insider Participation
During fiscal 2010, the Board’s Compensation Committee was composed of board members Allender, Buchanan, Galbato, Jarc, Pungello and Nei. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Robert C. Buchanan, Chairman
Patrick W. Allender
Chan W. Galbato
Elizabeth Pungello
Compensation Policies and Practices
The Company’s compensation policies for executive officers and all other employees are designed to avoid incentives to create undue risks to the Company. The Company’s compensation programs are weighted towards offering long-term incentives that reward sustainable performance; do not offer significant short-term incentives that might drive high-risk investments at the expense of the long-term Company value; and are set at reasonable and sustainable levels, as determined by a review of the Company’s economic position, as well as the compensation offered by comparable companies. The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company’s business model. The Company has also reviewed its compensation policies and practices and determined they will not create risk that is reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2010 for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2010, July 31, 2009 and July 31, 2008.

					Non-Equity
			Restricted	Option	Incentive Plan	All Other
	Fiscal	Salary	Stock Awards	Awards	Compensation	Compensation	Total
Name And Principal Position	Year	($)	($)(1)	($)(1)	($)(2)	($)(3)	($)
F.M. Jaehnert	2010	768,269	—	1,868,047	1,193,891	127,590	3,957,797
President & Chief Executive Officer	2009	750,000	—	389,421	—	179,761	1,319,182
	2008	723,077	1,641,500	639,000	703,554	153,414	3,860,545
T.J. Felmer	2010	339,659	—	833,224	369,481	65,242	1,607,606
Senior Vice President &	2009	318,269	—	194,710	—	65,322	578,301
Chief Financial Officer	2008	293,269	1,149,050	319,500	98,128	64,055	1,924,002
A.J. Klotsche	2010	297,417	—	833,224	359,027	51,275	1,540,943
President — Brady Asia Pacific	2009	290,000	—	194,710	—	63,212	547,922
	2008	285,962	1,149,050	319,500	128,411	53,305	1,936,228
P.C. Sephton(4)	2010	334,827	—	833,224	188,441	172,373	1,528,865
President — Brady Europe	2009	325,710	—	194,710	—	86,787	607,207
	2008	399,920	1,149,050	319,500	314,097	103,042	2,285,609
M. O. Williamson	2010	343,244	—	833,224	234,505	53,695	1,464,668
President — Brady Americas	2009	326,843	—	194,710	—	65,265	586,818
	2008	299,615	1,149,050	319,500	183,410	69,160	2,020,735

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for performance-based stock options and time-based stock options. With respect to restricted stock awards, the grant date fair value is calculated based on the number of shares of Common Stock underlying the restricted stock awards, times the average of the high and low sale prices of Brady Common Stock on the date of grant. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2010. The actual value of a restricted stock award will depend on the market value of the Company’s Common Stock on the date the stock is sold. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(2)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(3)
The amounts in this column for Messrs. Jaehnert, Felmer, Klotsche, and Williamson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance, and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam. The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above.

		Retirement	Group Term		Long-term	Personal	Temporary/
		Plan	Life	Company	Care	Liability	Total
	Fiscal	Contributions	Insurance	Car	Insurance	Insurance	Disability	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)
F.M. Jaehnert	2010	61,923	3,042	28,070	5,141	2,654	23,760	3,000	127,590
	2009	116,284	3,042	27,698	4,863	2,654	23,760	1,460	179,761
	2008	93,254	3,042	26,129	5,049	1,520	23,760	660	153,414
T.J. Felmer	2010	27,157	713	29,995	3,737	—	—	3,640	65,242
	2009	32,528	890	26,401	4,863	—	—	640	65,322
	2008	37,434	572	20,380	5,049	—	—	620	64,055
A. J. Klotsche	2010	23,910	629	19,455	3,506	—	—	3,775	51,275
	2009	33,525	816	20,033	2,838	—	—	6,000	63,212
	2008	26,798	761	24,519	1,227	—	—	—	53,305
P.C. Sephton(4)	2010	138,734	2,695	30,944	—	—	—	—	172,373
	2009	52,114	1,749	32,924	—	—	—	—	86,787
	2008	63,987	2,308	36,747	—	—	—	—	103,042
M. O. Williamson	2010	27,648	724	16,422	5,501	—	—	3,400	53,695
	2009	40,038	919	18,309	4,863	—	—	1,136	65,265
	2008	42,241	590	21,280	5,049	—	—	—	69,160

(4)
The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2010: $1 = £0.6358, fiscal 2009: $1 = £0.6294, fiscal 2008: $1 = £0.5001.

Grants of Plan-Based Awards for 2010
The following table summarizes grants of plan-based awards made during fiscal 2010 to the named executive officers.

						All Other
						Option
						Awards;	Exercise
						Number	or Base	Grant
						of	Price of	Date Fair
		Compen-	Estimated Future Payouts Under			Securities	Stock or	Value of
		sation	Non-Equity Incentive Plan Awards			Under-	Option	Stock and
		Committee	(1)			lying	Awards	Option
	Grant	Approval	Threshold		Maximum	Options	($/Share)	Awards
Name	Date	Date	($)	Target ($)	($)	(2) &(3) (#)	(4)	($)
F.M. Jaehnert	8/1/2009	7/20/2009	—	768,269	1,920,673
	8/3/2009	7/20/2009	—	—	—	127,500	29.78	1,142,400
	9/25/2009	9/9/2009	—	—	—	70,000	28.73	624,400
	8/1/2005	2/17/2010				60,000		101,247
T.J. Felmer	8/1/2009	7/20/2009	—	237,761	594,402
	8/3/2009	7/20/2009	—	—	—	52,500	29.78	470,400
	9/25/2009	9/9/2009	—	—	—	35,000	28.73	312,200
	8/1/2005	2/17/2010				30,000		50,624
A.J. Klotsche	8/1/2008	7/20/2009	—	208,192	520,480
	8/3/2009	7/20/2009	—	—	—	52,500	29.78	470,400
	9/25/2009	9/9/2009	—	—	—	35,000	28.73	312,200
	8/1/2005	2/17/2010				30,000		50,624
P.C. Sephton	8/1/2009	7/20/2009	—	234,379	585,947
	8/3/2009	7/20/2009	—	—	—	52,500	29.78	470,400
	9/25/2009	9/9/2009	—	—	—	35,000	28.73	312,200
	8/1/2005	2/17/2010				30,000		50,624
M.O. Williamson	8/1/2009	7/20/2009	—	240,271	600,677
	8/3/2009	7/20/2009	—	—	—	52,500	29.78	470,400
	9/25/2009	9/9/2009	—	—	—	35,000	28.73	312,200
	8/1/2005	2/17/2010				30,000		50,624

(1)
The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0% to 250% of the target.

(2)
Effective February 17, 2010, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based stock options on August 1, 2005. Pursuant to the amendment, the exercise period for the performance-based stock options was extended to ten years from five years. Also, the amendment provided that during the extension period, executives may exercise the performance-based stock options following a termination only if the termination is as a result of the executive’s death or disability or qualifies as a retirement. The modification value is the incremental fair value as of the modification date.

(3)
The performance-based stock options granted on August 3, 2009 become exercisable as follows: Two-thirds of the shares vest in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the shares vest at plan year three depending upon the Corporation’s EPS growth for fiscal 2012 over fiscal 2008 in comparison with other corporations in the S&P 600 Index. The time-based stock options granted on September 25, 2009 become exercisable as follows: one-third of the shares on September 25, 2010, one-third of the shares on September 25, 2011 and one-third of the shares on September 25, 2012. These options have a term of ten years and were calculated using the grant date fair value.

(4)
The exercise price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The closing prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the dates of the grants was $29.78 per share on August 3, 2009 and $28.73 on September 25, 2009.

Outstanding Equity Awards at 2010 Fiscal Year End

		Option Awards (1)					Stock Awards
				Equity			Equity Incentive
				Incentive Plan			Plan Awards;		Equity Incentive
	Number of	Number of		Awards:			Number of		Plan Awards:
	Securities	Securities		Number of			Unearned		Market or Payout
	Underlying	Underlying		Securities			Shares, Units or		Value of Unearned
	Unexercised	Unexercised		Underlying	Option		Other Rights		Shares, Units or
	Options	Options		Unexercised	Exercise		That Have Not		Other Rights That
	Exercisable	Unexercisable		Unearned	Price	Option	Vested		Have Not Vested
Name	(#)	(#)		Options (#)	($)	Expiration Date	(#)		($)
F.M. Jaehnert	20,000				14.1575	10/24/2010
	26,000				16.0000	10/16/2011
	30,000				16.3875	11/14/2012
	200,000				13.3100	2/24/2013
	72,000				17.3250	11/20/2013
	60,000				22.6325	8/2/2014
	60,000				28.8425	11/18/2014
	60,000				33.8900	8/1/2015
	50,000				37.8300	11/30/2015
	50,000				38.1900	11/30/2016
	33,334	16,666	(2)		38.3100	12/4/2017
	16,667	33,333	(3)		20.9500	12/4/2018
		127,500	(5)		29.7800	8/3/2019
		70,000	(6)		28.7300	9/25/2019
							50,000	(4)	1,390,500
T.J. Felmer	8,000				14.1575	10/24/2010
	8,000				16.0000	10/16/2011
	10,000				16.3875	11/14/2012
	10,000				17.3250	11/20/2013
	20,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	16,667	8,333	(2)		38.3100	12/4/2017
	8,334	16,666	(3)		20.9500	12/4/2018
		52,500	(5)		29.7800	8/3/2019
		35,000	(6)		28.7300	9/25/2019
							35,000	(4)	973,350
A. J. Klotsche	5,400				14.1575	10/24/2010
	5,400				16.0000	10/16/2011
	10,000				16.3875	11/14/2012
	10,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	16,667	8,333	(2)		38.3100	12/4/2017
	8,334	16,666	(3)		20.9500	12/4/2018
		52,500	(5)		29.7800	8/3/2019
		35,000	(6)		28.7300	9/25/2019
							35,000	(4)	973,350
P.C. Sephton	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	16,667	8,333	(2)		38.3100	12/4/2017
	8,334	16,666	(3)		20.9500	12/4/2018
		52,500	(5)		29.7800	8/3/2019
		35,000	(6)		28.7300	9/25/2019
							35,000	(4)	973,350
M.O. Williamson	10,000				16.3875	11/14/2012
	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	16,667	8,333	(2)		38.3100	12/4/2017
	8,334	16,666	(3)		20.9500	12/4/2018
		52,500	(5)		29.7800	8/3/2019
		35,000	(6)		28.7300	9/25/2019
							35,000	(4)	973,350

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	All vest on December 4, 2010.

(3)	One-third of the options vested on December 4, 2009, one-third of the options vest on December 4, 2010 and one-third of the options vest on December 4, 2011.

(4)	All vest on January 8, 2013, subject to meeting performance criteria.

(5)
Two-thirds of the shares vest in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the shares vest at plan year three depending upon the Corporation’s EPS growth for fiscal 2012 over fiscal 2008 in comparison with other corporations in the S&P 600 Index.

(6)	One-third of the options vest on September 25, 2010, one-third of the options vest on September 25, 2011 and one-third of the options vest on September 25, 2012.

Option Exercises for Fiscal 2010
The following table summarizes option exercises completed during fiscal 2010 to the named executive officers.

Option Awards
Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)
F.M. Jaehnert	None	None
T.J. Felmer	None	None
A.J. Klotsche	None	None
P.C. Sephton	None	None
M.O. Williamson	8,000	111,031
Non-Qualified Deferred Compensation for Fiscal 2010
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2010 for the named executive officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Last Fiscal Year
Name	($)	($)	($)	($)	End ($)
F.M. Jaehnert	140,892	42,323	(1,289)	—	3,212,332
T.J. Felmer	29,823	7,647	47,847	—	802,899
A.J. Klotsche	3,709	4,617	5,382	—	340,475
P.C. Sephton	—	—	—	—	—
M.O. Williamson	4,173	8,345	9,551	—	597,692
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

Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into change of control agreements with each of the named executive officers. The terms of the change of control agreement are triggered if, within a 24 month period beginning with the date a change of control occurs, (i) the executive’s employment with the Company is involuntarily terminated other than by reason of death, disability or cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary, exclusive of fringe benefits, and the executive’s target bonus in comparison with the executive’s annual base salary and target bonus immediately prior to the date the change of control occurs, (b) a significant diminution in the responsibilities or authority of the executive in comparison with the executive’s responsibility and authority immediately prior to the date the change of control occurs, or (c) the imposition of a requirement by the Company that the executive relocate to a principal work location more than 50 miles from the executive’s principal work location immediately prior to the date the change of control occurs.
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
•
The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2010. Accordingly, the tables reflect amounts earned as of July 31, 2010, and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

Frank M. Jaehnert
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2010 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement ($)
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	(5)	Total ($)
2,325,001	1,134,231	1,390,500	228,664	769,155	25,000	5,872,551

(1)	Represents three times the base salary in effect at July 31, 2010.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $27.81 on 50,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $27.81 and the exercise price on 33,333 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Thomas J. Felmer
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2010 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement ($)
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	(5)	Total ($)
690,118	188,391	973,350	114,329	304,914	25,000	2,296,102

(1)	Represents two times the base salary in effect at July 31, 2010.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $27.81 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $27.81 and the exercise price on 16,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Allan J. Klotsche
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2010 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement ($)
Base Salary ($) (1)	Bonus ($) (2)	Gain $ (3)	Gain $ (4)	($)	(5)	Total ($)
600,300	121,550	973,350	114,329	319,469	25,000	2,153,998

(1)	Represents two times the base salary in effect at July 31, 2010.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $27.81 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $27.81 and the exercise price on 16,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Peter C. Sephton
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2010 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement ($)
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	(5)	Total ($)
677,904	392,859	973,350	114,329	317,382	25,000	2,500,824

(1)
Represents two times the base salary in effect at July 31, 2010. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the July 2010 month-end exchange rate: $1 = £0.6358.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $27.81 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $27.81 and the exercise price on 16,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Matthew O. Williamson
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2010 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement ($)
Base Salary ($) (1)	Bonus ($) (2)	Gain $ (3)	Gain $ (4)	($)	(5)	Total ($)
693,384	278,899	973,350	114,329	333,123	25,000	2,418,085

(1)	Represents two times the base salary in effect at July 31, 2010.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $27.81 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $27.81 and the exercise price on 16,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2010.

	Unvested Shares		Unvested Stock
	of Restricted		Options
	Stock	Restricted Stock	In-the	Stock Option
	as of	Award Acceleration	Money as of	Acceleration
Name	July 31, 2010	Gain $ (1)	July 31, 2010	Gain $ (2)
F.M. Jaehnert	50,000	1,390,500	33,333	228,664
T.J. Felmer	35,000	973,350	16,666	114,329
A.J. Klotsche	35,000	973,350	16,666	114,329
P.C. Sephton	35,000	973,350	16,666	114,329
M.O. Williamson	35,000	973,350	16,666	114,329

(1)	Represents the closing market price of $27.81 on unvested shares that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $27.81 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.

Compensation of Directors
To ensure competitive compensation for the Directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee in making recommendations to the Board of Directors regarding director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. On September 10, 2009, the Corporation’s Board of Directors authorized an increase in compensation paid to its non-management Directors. Pursuant to the Board action, the annual cash retainer paid to non-management Directors was increased from $35,000 to $45,000 effective at the annual Board of Directors meeting held on November 19, 2009 and the annual grant of stock options was increased from 6,000 shares to 8,400 shares effective with the annual grant on September 25, 2009. The remaining components of director compensation remained unchanged and include $6,000 for each committee chair ($10,000 for the Audit Committee Chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also receive $1,000 for each meeting they attend of any committee for which they are not a member and $500 for each telephonic committee meeting they attend of any committee for which they are not a member. In fiscal 2010, the Board of Directors also initiated a policy pursuant to which non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence.
On November 19, 2009, the Board of Directors of the Corporation, upon the recommendation of its Corporate Governance Committee, created the position of Lead Independent Director. The current chair of the Corporate Governance Committee, Mr. Conrad Goodkind, is serving as the Lead Independent Director, which position will be paid an annual retainer of $10,000.
By unanimous written consent effective September 24, 2009, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (the “2010 Directors Plan”). Under the terms of the 2010 Directors Plan, pursuant to which 200,000 shares of the Company’s Class A Common Stock have been authorized for issuance, each non-employee Director is granted an option to purchase 10,000 shares of the Company’s common stock two weeks after first becoming a director and 8,400 shares of the Company’s common stock on an annual basis thereafter. The grant price is the fair market value of the stock on the grant date and is calculated by taking the average of the high and low stock price on that date. The options vest one-third each year for the first three years and have a ten year life. The 2010 Directors Plan became effective upon shareholder approval.
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
At least one year prior to termination from the Board, the Director must elect whether to receive his/her account balance following termination in a single lump sum payment or by means of distribution under an Annual Installment Method. If the Director does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of ten years. The first payment must be one-tenth of the balance held; the second one-ninth; and so on, with the balance held in the Trust reduced by each payment. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of other assets are in cash.
Effective January 1, 2008, the Director Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code.

Director Compensation Table — Fiscal 2010

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($) (1)	Total ($)
Elizabeth Pungello	73,000	75,415	148,415
Robert C. Buchanan	91,000	75,415	166,415
Frank W. Harris (2)	79,000	75,415	154,415
Chan W. Galbato	77,500	75,415	152,915
Patrick W. Allender	88,500	75,415	163,915
Conrad G. Goodkind	99,000	75,415	174,415
Bradley C. Richardson	85,000	75,415	160,415
Gary S. Balkema (5)	13,750	N/A	13,750
Frank R. Jarc (3)	28,750	N/A	28,750
Gary E. Nei (3)	14,250	N/A	14,250
Richard A. Bemis (4)	17,250	N/A	17,250

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2010. The grant date fair value of options granted in fiscal 2010 was $75,415 for Ms. Pungello, Mr. Buchanan, Mr. Harris, Mr. Galbato, Mr. Allender, Mr. Goodkind, and for Mr. Richardson. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

Outstanding option awards at July 31, 2010 for each individual serving as a director on that date include the following: Ms. Pungello, 44,400 shares; Mr. Buchanan, 32,400 shares; Mr. Harris, 50,400 shares; Mr. Galbato, 30,400 shares; Mr. Allender, 30,400 shares; Mr. Richardson, 24,400 shares; Mr. Goodkind, 30,400 shares.

(2)	Includes $10,000 paid for special assignments.

(3)	Mr. Jarc’s and Mr. Nei’s Board services ended on November 19, 2009.

(4)	Mr. Bemis’s Board services ended on December 18, 2009.

(5)	Mr. Balkema joined the Board on July 19, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2010. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of July 31, 2010. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(5)	Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,342,436	2.6%
	Frank M. Jaehnert(2)	851,425	1.6
	Allan J. Klotsche	229,198	0.4
	Thomas J. Felmer	238,275	0.5
	Matthew O. Williamson	223,909	0.4
	Peter C. Sephton	243,735	0.5
	Robert C. Buchanan(3)	95,177	0.2
	Frank W. Harris	75,145	0.1
	Conrad G. Goodkind	77,300	0.1
	Patrick W. Allender	26,931	0.1
	Chan W. Galbato	20,064	*
	Bradley C. Richardson	13,392	*
	Gary S. Balkema	—	*
	All Officers and Directors as a Group (17 persons)(4)	3,670,476	7.0
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Pungello’s holdings of Class A Common Stock include 430,706 shares held jointly with her spouse and 876,826 shares owned by trusts for which she is a trustee and has either sole or joint dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)	Of the amount reported, Mr. Buchanan owns 14,534 shares as co-trustee of three separate trusts.

(4)
The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 1,950,414 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2010, including the following: Ms. Pungello, 32,800 shares; Mr. Jaehnert, 734,669 shares; Mr. Klotsche, 219,135 shares; Mr. Felmer, 214,335 shares; Mr. Williamson, 209,835 shares; Mr. Sephton, 202,335 shares; Mr. Buchanan, 20,800 shares; Mr. Harris, 38,800 shares; Mr. Tatterson, 60,001 shares; Ms. Johnson, 57,834 shares; Mr. Curran, 71,668; Mr. Goodkind, 18,800 shares: Mr. Galbato, 18,800 shares; Mr. Allender, 18,800 shares; Mr. Richardson, 11,467 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2010.

(5)
The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 207,675 shares of Class A Common Stock, including the following: Ms. Pungello, 2,103 shares; Mr. Jaehnert, 85,916 shares; Mr. Klotsche, 7,531 shares; Mr. Felmer, 10,326 shares; Mr. Williamson, 14,074 shares; Mr. Sephton, 0 shares; Mr. Buchanan, 58,143 shares; Mr. Goodkind, 9,538 shares; Mr. Allender, 8,131, Ms. Johnson, 5,672; Mr. Pearce, 2,950; Mr. Richardson, 1,925; Mr. Galbato, 1,264; Mr. Curran, 102.

(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,108,736	$28.69	2,210,000
Equity compensation plans not approved by security holders	None	None	None

Total	5,108,736	$28.69	2,210,000

The Company’s Nonqualified Stock Option Plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 3,000,000 and 200,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2010 Omnibus Incentive Stock Plan and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. In August 2004, 2005, 2006, 2007, and 2009 certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options expire 10 years from the date of grant. All grants under the Option Plans are at market price on the date of the grant. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. The Company did not grant any performance-based restricted shares during fiscal 2010 or 2009. As of July 31, 2010, all of the performance-based restricted shares granted in fiscal 2008 remain outstanding.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions are discussed at the Company’s quarterly disclosure committee meetings. In addition pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transactions with the Company, if any. Furthermore, the Company’s directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions. Based on these evaluations the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2010, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 — Directors and Executive Officers of the Registrant for a discussion of director independence.

Item 14. Principal Accounting Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2010 and 2009. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2010 and 2009.

	2010	2009
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,425	$1,379
Tax fees — compliance	549	842

Subtotal audit, audit-related and tax compliance fees	1,974	2,221
Non-audit related
Tax fees — planning and advice	723	892
Other fees (2)	281	340

Subtotal non-audit related fees	1,004	1,232

Total fees	$2,978	$3,453

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	All other fees relate to expatriate activities.

	2010	2009
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.5 to 1	.6 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2009 and 2010 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule —
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 85 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Brady Corporation (1)

3.2	By-laws of Brady Corporation, as amended (2)

*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, Robert L. Tatterson, and Matthew O. Williamson (12)

*10.2	Brady Corporation BradyGold Plan, as amended (2)

*10.3	Executive Additional Compensation Plan, as amended (2)

*10.4	Executive Deferred Compensation Plan, as amended (16)

*10.5	Directors’ Deferred Compensation Plan, as amended (16)

*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)

*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)

*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)

10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)

*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)

*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)

*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)

*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (10)

10.14	Revolving Credit Facility Credit Agreement (14)

*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)

*10.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers (15)

10.17	First Amendment to Revolving Credit Facility Credit Agreement (6)

*10.18
Form of Amendment, dated March 4, 2009, to granting agreement for performance-based stock options issued on August 2, 2004 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson, and Allan J. Klotsche (12)

*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)

*10.20	Change of Control Agreement, amended as of December 23, 2008, entered into with Frank M. Jaehnert (12)

*10.21	Restated Brady Corporation Restoration Plan (5)

*10.22	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended (10)

*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (10)

10.24	Brady Note Purchase Agreement dated June 28, 2004 (11)

10.25	First Supplement to Note Purchase Agreement, dated February 14, 2006 (9)

10.26	Second Supplement to Note Purchase Agreement, dated March 23, 2007 (5)

*10.27	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Kathleen Johnson (12)

Exhibit
Number	Description
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan (17)

*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)

*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)

*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)

*10.32
Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson and Allan J. Klotche (18)

10.33	Brady Note Purchase Agreement dated May 13, 2010 (19)

*10.34	Performance-based Restricted Stock Agreement with Frank M. Jaehnert, dated August 2, 2010 (20)

21	Subsidiaries of Brady Corporation

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2006

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 20, 2006

(16)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 17, 2007

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 4, 2010

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2010	2009	2008
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$7,931	$10,059	$9,109
Additions — Charged to expense	2,005	1,278	2,480
Due to acquired businesses	80	—	34
Deductions — Bad debts written off, net of recoveries	(2,879)	(3,406)	(1,564)

Balances at end of period	$7,137	$7,931	$10,059

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$22,288	$22,148	$18,073
Additions — Charged to expense	1,646	5,138	5,415
Due to acquired businesses	129	—	253
Deductions — Inventory write-offs	(8,119)	(4,998)	(1,593)

Balances at end of period	$15,944	$22,288	$22,148

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of September 2010.

Brady Corporation
By:	/s/ Thomas j. felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.*

Signature	Title

/s/ FRANK M. JAEHNERT	President and Chief Executive Officer; Director
Frank M. Jaehnert	(Principal Executive Officer)

/s/ KATHLEEN M. JOHNSON	Vice President and Chief Accounting Officer
Kathleen M. Johnson	(Principal Accounting Officer)

/s/ BRADLEY C. RICHARDSON	Director
Bradley C. Richardson

/s/ PATRICK W. ALLENDER	Director
Patrick W. Allender

/s/ ROBERT C. BUCHANAN	Director
Robert C. Buchanan

/s/ CHAN W. GALBATO	Director
Chan W. Galbato

/s/ FRANK W. HARRIS	Director
Frank W. Harris

/s/ CONRAD G. GOODKIND	Director
Conrad G. Goodkind

/s/ ELIZABETH P. PUNGELLO	Director
Elizabeth P. Pungello

/s/ GARY S. BALKEMA	Director
Gary S. Balkema

*	Each of the above signatures is affixed as of September 21, 2010.