Form 10-Q
period 2010-10-31
BRADY CORP
filed 2010-12-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2010
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
As of December 2, 2010, there were outstanding 49,031,965 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. Other Information	24

Item 6. Exhibits	24

Signatures	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	October 31, 2010	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,100	$314,840
Accounts receivable — net	242,207	221,621
Inventories:
Finished products	53,935	52,906
Work-in-process	15,781	13,146
Raw materials and supplies	31,479	28,620

Total inventories	101,195	94,672
Prepaid expenses and other current assets	38,017	37,839

Total current assets	707,519	668,972
Other assets:
Goodwill	786,203	768,600
Other intangible assets	101,070	103,546
Deferred income taxes	46,874	39,103
Other	21,261	20,808
Property, plant and equipment:
Cost:
Land	6,346	6,265
Buildings and improvements	102,781	101,138
Machinery and equipment	295,605	289,727
Construction in progress	11,026	9,873

	415,758	407,003
Less accumulated depreciation	273,437	261,501

Property, plant and equipment — net	142,321	145,502

Total	$1,805,248	$1,746,531

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$95,513	$96,702
Wages and amounts withheld from employees	51,577	67,285
Taxes, other than income taxes	7,993	7,537
Accrued income taxes	19,975	10,138
Other current liabilities	54,804	50,862
Short-term borrowings and current maturities on long-term obligations	61,264	61,264

Total current liabilities	291,126	293,788
Long-term obligations, less current maturities	389,660	382,940
Other liabilities	67,243	64,776

Total liabilities	748,029	741,504
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,981,331 and 48,875,716 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	306,474	304,205
Earnings retained in the business	735,368	718,512
Treasury stock — 1,970,156 and 2,175,771 shares, respectively of Class A nonvoting common stock, at cost	(60,208)	(66,314)
Accumulated other comprehensive income	80,212	50,905
Other	(5,175)	(2,829)

Total stockholders’ investment	1,057,219	1,005,027

Total	$1,805,248	$1,746,531

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2010	2009	Change
Net sales	$329,588	$318,486	3.5%
Cost of products sold	165,076	161,043	2.5%

Gross margin	164,512	157,443	4.5%
Operating expenses:
Research and development	9,944	9,609	3.5%
Selling, general and administrative	109,324	108,676	0.6%
Restructuring charge	3,641	3,601	1.1%

Total operating expenses	122,909	121,886	0.8%
Operating income	41,603	35,557	17.0%
Other income (expense):
Investment and other income —net	290	48	504.2%
Interest expense	(5,687)	(5,162)	10.2%

Income before income taxes	36,206	30,443	18.9%
Income taxes	9,925	8,775	13.1%

Net income	$26,281	$21,668	21.3%

Per Class A Nonvoting Common Share:
Basic net income	$0.50	$0.41	22.0%
Diluted net income	$0.50	$0.41	22.0%
Dividends	$0.18	$0.175	2.9%
Per Class B Voting Common Share:
Basic net income	$0.48	$0.40	20.0%
Diluted net income	$0.48	$0.39	23.1%
Dividends	$0.163	$0.158	3.2%
Weighted average common shares outstanding (in thousands):
Basic	52,448	52,337
Diluted	52,810	52,943
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2010	2009
Operating activities:
Net income	$26,281	$21,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,594	13,817
Deferred income taxes	(4,849)	(2,985)
Non-cash portion of stock-based compensation expense	4,069	2,952
Non-cash portion of restructuring	951	288
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	(13,614)	(28,818)
Inventories	(3,689)	3,144
Prepaid expenses and other assets	1,078	(657)
Accounts payable and other liabilities	(16,909)	19,801
Income taxes	10,245	4,626

Net cash provided by operating activities	16,157	33,836
Investing activities:
Acquisition of business, net of cash acquired	—	(1,840)
Purchases of property, plant and equipment	(2,810)	(9,001)
Other	(908)	80

Net cash used in investing activities	(3,718)	(10,761)
Financing activities:
Payment of dividends	(9,424)	(8,578)
Proceeds from issuance of common stock	2,105	716
Net income tax benefit from the exercise of stock options and deferred compensation	(146)	173

Net cash used in financing activities	(7,465)	(7,689)
Effect of exchange rate changes on cash	6,286	4,096

Net increase in cash and cash equivalents	11,260	19,482
Cash and cash equivalents, beginning of period	314,840	188,156

Cash and cash equivalents, end of period	$326,100	$207,638

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,211	$7,904
Income taxes, net of refunds	5,907	8,393
Acquisitions:
Fair value of assets acquired, net of cash	$—	$1,104
Liabilities assumed	—	(42)
Goodwill	—	778

Net cash paid for acquisitions	$—	$1,840

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2010
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2010 and July 3l, 2010, and its results of operations and cash flows for the three months ended October 31, 2010 and 2009. The condensed consolidated balance sheet as of July 31, 2010 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2010.
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The operating activities including “Other,” “Other liabilities,” and “Accounts payable and accrued liabilities”, which were previously disclosed as single line items, have been combined and reported as “Accounts payable and other liabilities” on the Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2009. These reclassifications had no effect on total assets, net income, or earnings per share.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the quarter ended October 31, 2010, are as follows:

	Americas	Europe	Asia-Pacific	Total

Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600
Current year acquisitions	—	—	—	—
Translation adjustments	825	9,727	7,051	17,603

Balance as of October 31, 2010	$425,843	$172,916	$187,444	$786,203

Goodwill increased $17,603 during the three months ended October 31, 2010 due to the effects of foreign currency translation. Goodwill at October 31, 2010 and July 31, 2010 did not include any accumulated impairment losses.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	October 31, 2010				July 31, 2010
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,449	$(8,046)	$1,403	5	$9,314	$(7,855)	$1,459
Trademarks and other	7	9,144	(6,042)	3,102	7	8,823	(5,685)	3,138
Customer relationships	7	157,297	(102,886)	54,411	7	152,720	(95,996)	56,724
Non-compete agreements	4	12,454	(11,763)	691	4	11,930	(11,059)	871
Other	4	3,311	(3,298)	13	4	3,309	(3,297)	12
Unamortized other intangible assets:
Trademarks	N/A	41,450	—	41,450	N/A	41,342	—	41,342

Total		$233,105	$(132,035)	$101,070		$227,438	$(123,892)	$103,546

The value of goodwill and other intangible assets in the Condensed Consolidated Financial Statements at October 31, 2010 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and October 31, 2010.
Amortization expense on intangible assets was $5,147 and $5,607 for the three-month periods ended October 31, 2010 and 2009, respectively. The amortization over each of the next five fiscal years is projected to be $20,808, $13,645, $10,340, $5,395 and $5,001 for the years ending July 31, 2011, 2012, 2013, 2014 and 2015, respectively.
NOTE C — Comprehensive Income
Total comprehensive income for the periods presented was as follows:

	Three Months Ended
	October 31, 2010	October 31, 2009

Net Income	$26,281	$21,668
Unrealized (loss) gain on cash flow hedges	(725)	(364)
Amortization of gain on post-retirement medical, dental and vision plan	(63)	(82)
Foreign currency translation adjustments (1)	30,095	24,618

Total comprehensive income	$55,588	$45,840

(1)	The cumulative translation adjustment in the table above includes the revaluation of the Euro-denominated debt of $6,720 for the three months ended October 31, 2010.
The increase in total comprehensive income for the quarter ended October 31, 2010 as compared to October 31, 2009 was primarily due to the depreciation of the U.S. dollar against other currencies and net income.
NOTE D — Net Income per Common Share
In June 2008, the FASB issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result, the dividends on the Company’s performance-based restricted shares are included in the basic EPS calculations for the respective periods presented.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended
	October 31,
	2010	2009
Numerator: (in thousands)
Net income	$26,281	$21,668
Less:
Restricted stock dividends	(56)	(37)

Numerator for basic and diluted Class A net income per share	$26,225	$21,631

Less:
Preferential dividends	(820)	(816)
Preferential dividends on dilutive stock options	(6)	(11)

Numerator for basic and diluted Class B net income per share	$25,399	$20,804

Denominator: (in thousands)
Denominator for basic net income per share for both Class A and Class B	52,448	52,337
Plus: Effect of dilutive stock options	362	606

Denominator for diluted net income per share for both Class A and Class B	52,810	52,943

Class A Nonvoting Common Stock net income per share:
Basic	$0.50	$0.41
Diluted	$0.50	$0.41
Class B Voting Common Stock net income per share:
Basic	$0.48	$0.40
Diluted	$0.48	$0.39
Options to purchase approximately 3,636,000 and 2,360,000 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2010 and 2009, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
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
The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, Europe and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is not practicable to disclose enterprise-wide revenue from external customers on the basis of product or service.
Following is a summary of segment information for the three months ended October 31, 2010 and 2009:

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Totals
Three months ended October 31, 2010:
Revenues from external customers	$145,988	$92,050	$91,550	$329,588	$—	$329,588
Intersegment revenues	9,748	893	5,946	16,587	(16,587)	—
Segment profit	39,359	24,061	16,829	80,249	(3,436)	76,813
Three months ended October 31, 2009:
Revenues from external customers	$136,239	$94,335	$87,912	$318,486	$—	$318,486
Intersegment revenues	13,434	1,755	3,969	19,158	(19,158)	—
Segment profit	32,801	24,862	15,127	72,790	(2,920)	69,870

Following is a reconciliation of segment profit to net income for the three months ended October 31, 2010 and 2009:

	Three months ended:
	October 31,
	2010	2009
Total profit from reportable segments	$80,249	$72,790
Corporate and eliminations	(3,436)	(2,920)
Unallocated amounts:
Administrative costs	(31,569)	(30,712)
Restructuring charge	(3,641)	(3,601)
Investment and other income	290	48
Interest expense	(5,687)	(5,162)

Income before income taxes	36,206	30,443
Income taxes	(9,925)	(8,775)

Net income	$26,281	$21,668

NOTE F — Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under these plans, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The Company granted restricted shares in fiscal 2008 and fiscal 2011 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares vest at the end of a five-year period, with respect to the restricted shares issued in fiscal 2008, and ratably at the end of years 3, 4 and 5 with respect to the restricted shares issued in fiscal 2011, and upon meeting certain financial performance conditions; these shares are referred to herein as “performance-based restricted shares.”
As of October 31, 2010, the Company has reserved 6,239,135 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 732,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2010 and 2009 was $4,069 ($2,482 net of taxes) and $2,952 ($1,801 net of taxes), respectively. As of October 31, 2010, total unrecognized compensation cost related to share-based compensation awards was $23,749 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.6 years.
The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the three months ended October 31, 2010 and 2009 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three Months Ended		Three Months Ended
	October 31, 2010		October 31, 2009
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.92	6.57	5.96	6.57
Expected volatility	40.22%	39.39%	39.83%	38.72%
Expected dividend yield	1.94%	1.96%	3.02%	3.02%
Risk-free interest rate	1.65%	2.35%	2.65%	3.03%
Weighted-average market value of underlying stock at grant date	$29.09	28.35	$28.73	28.73
Weighted-average exercise price	$29.09	28.35	$28.73	29.78
Weighted-average fair value of options granted during the period	$9.58	9.82	$8.78	8.70

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
The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of October 31, 2010, 310,000 performance-based restricted shares were outstanding.
The Company granted 465,000 performance-based stock options during the three months ended October 31, 2010, with a weighted average exercise price of $28.35 and a weighted average fair value of $9.82. The Company also granted 895,500 service-based stock options during the three months ended October 31, 2010, with a weighted average exercise price of $29.09 and a weighted average fair value of $9.58.
A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2010	5,108,736	$28.69
New grants	1,360,500	$28.83
Exercised	(123,767)	$18.82
Forfeited or expired	(223,264)	$31.43

Outstanding at October 31, 2010	6,122,205	$28.83	6.9	$21,759

Exercisable at October 31, 2010	3,301,195	$29.10	5.0	$14,647

There were 3,301,195 and 2,790,910 options exercisable with a weighted average exercise price of $29.10 and $27.68 at October 31, 2010 and 2009, respectively. The cash received from the exercise of options during the quarters ended October 31, 2010 and 2009 was $2,105 and $716, respectively. The tax benefit on stock options exercised during the quarters ended October 31, 2010 and 2009 was $440 and $202, respectively.
The total intrinsic value of options exercised during the three months ended October 31, 2010 and 2009, based upon the average market price at the time of exercise during the period, was $1,320 and $661, respectively. The total fair value of stock options vested during the three months ended October 31, 2010 and 2009, was $3,685 and $139, respectively.
NOTE G — Stockholders’ Equity
In fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 102,067 shares of its Class A Common Stock for $2.5 million in fiscal 2010 in connection with its stock repurchase plans. No shares were reacquired during the three months ended October 31, 2010. As of October 31, 2010, there remained 204,133 shares to purchase in connection with this share repurchase plan.
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
The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2011 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2010.

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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2010, and July 31, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered as
	Quoted Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair	Balance Sheet
	(Level 1)	(Level 2)	(Level 3)	Value	Classification
October 31, 2010:
Trading Securities	$9,685	$—	$—	$9,685	Other assets
Foreign exchange contracts — cash flow hedges	—	185	—	185	Prepaid expenses and other current assets

Total Assets	$9,685	$185	$—	$9,870

Foreign exchange contracts — cash flow hedges	$—	$1,461	—	$1,461	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	104,467	—	104,467	Long term obligations, less current maturities

Total Liabilities	$—	$105,928	$—	$105,928

July 31, 2010:
Trading Securities	$8,757	$—	$—	$8,757	Other assets
Foreign exchange contracts — cash flow hedges	—	156	—	156	Prepaid expenses and other current assets
Foreign exchange contracts	—	24	—	24	Prepaid expenses and other current assets

Total Assets	$8,757	$180	$—	$8,937

Foreign exchange contracts — cash flow hedges	$—	$829	$—	$829	Other current liabilities
Foreign exchange contracts		64		64	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	97,747	—	97,747	Long term obligations, less current maturities

Total Liabilities	$—	$98,640	$—	$98,640

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
Foreign currency exchange contacts: The Company’s foreign currency exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note K, “Derivatives and Hedging Activities” for additional information.
Foreign currency denominated debt — net investment hedge: The Company’s foreign currency denominated debt designated as a net investment hedge was classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note K, “Derivatives and Hedging Activities” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2010.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, notes receivable, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $468,780 and $467,479 at October 31, 2010 and July 31, 2010, respectively, as compared to the carrying value of $450,924 and $444,204 at October 31, 2010 and July 31, 2010, respectively.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three months ended October 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
NOTE J — Restructuring
In fiscal 2010, the Company continued the execution of its restructuring actions announced in fiscal 2009. These actions included a reduction in its contract labor and decreased discretionary spending. The Company implemented a plan to reduce its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $15,314 in fiscal 2010. The restructuring charges included $10,850 of employee separation costs, $2,260 of non-cash fixed asset write-offs, $1,493 of other facility closure related costs, and $711 of contract termination costs. The Company continued executing its restructuring actions during the first quarter of fiscal 2011.
During the three months ended October 31, 2010, the Company recorded restructuring charges of $3,641, which consisted of $2,665 of employee separation costs, $951 of fixed asset write-offs, and $25 of other facility closure related costs and contract termination costs. Of the $3,641 of restructuring charges recorded during the three months ended October 31, 2010, $1,989 was incurred in the Americas, $1,597 was incurred in Europe, and $55 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s fiscal 2011 restructuring activity is as follows:

	Employee	Asset Write-
	Related	offs	Other	Total
Beginning balance, July 31, 2010	$6,055	$—	$106	$6,161

Restructuring charge	2,665	951	25	3,641
Non-cash write-offs	—	(951)	—	(951)
Cash payments	(3,413)	—	(112)	(3,525)

Ending balance, October 31, 2010	$5,307	$—	$19	$5,326

NOTE K — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 12 months, which qualify as cash flow hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2010 and July 31, 2010, the notional amount of outstanding forward exchange contracts was $24,987 and $45,328, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the quarters ended October 31, 2010 and 2009.
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
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At October 31, 2010 and July 31, 2010, unrealized losses of $185 and $493 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At October 31, 2010 and July 31, 2010, the Company had $185 and $156 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At October 31, 2010 and July 31, 2010, the Company had $1,461 and $829 respectively, of forward exchange contracts designated as hedge instruments included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At October 31, 2010 and July 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $24,987 and $32,020, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.
On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, during fiscal 2010, the Company used forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At October 31, 2010 and July 31, 2010, the Company had no forward foreign exchange currency contracts designated as net investment hedges included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2010		July 31, 2010		October 31, 2010		July 31, 2010
Derivatives designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$185	Prepaid expenses and other current assets	$156	Other current liabilities	$1,461	Other current liabilities	$829

Net investment hedges

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$104,467	Long term obligations, less current maturities	$97,747

Total derivatives designated as hedging instruments		$185		$156		$105,928		$98,576

Derivatives not designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$24	Other current liabilities	$—	Other current liabilities	$64

Total derivatives not designated as hedging instruments		$—		$24		$—		$64

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

Location of
				Amount of Gain		Gain or (Loss)
			Location of Gain or	or (Loss)		Recognized in	Amount of Gain
	Amount of Gain or (Loss)		(Loss) Reclassified	Reclassified From		Income on	or (Loss)
Derivatives in	Recognized in OCI on		From Accumulated	Accumulated OCI		Derivative	Recognized in
Cash Flow Hedging	Derivative		OCI into Income	Into Income		(Ineffective	Income on Derivative
Relationships	(Effective Portion)		Effective Portion)	(Effective Portion)		Portion)	(Ineffective Portion)
	Three months ended			Three months ended			Three months ended
	October 31,			October 31,			October 31,
	2010	2009		2010	2009		2010	2009
Foreign exchange contracts	$(185)	$(321)	Cost of goods sold	$(100)	$228	Cost of goods sold	$—	$—

Total	$(185)	$(321)		$(100)	$228		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheet consisted of the following:

			Location of Gain	Amount of Gain
			or (Loss)	or (Loss)		Location of	Amount of Gain
Derivatives in	Amount of Gain or (Loss)		Reclassified From	Reclassified From		Gain or (Loss)	or (Loss)
Net Investment	Recognized in OCI on		Accumulated	Accumulated OCI		Recognized in	Recognized in
Hedging	Derivative		OCI into Income	Into Income		Income on Derivative	Income on Derivative
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	Three months ended			Three months ended			Three months ended
	October 31,			October 31,			October 31,
	2010	2009		2010	2009		2010	2009
Foreign currency denominated debt	$(6,720)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$(6,720)	$—		$—	$—		$—	$—

NOTE L — Subsequent Events
On November 18, 2010, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on January 31, 2011 to shareholders of record at the close of business on January 10, 2011.
On November 1, 2010, the Company acquired ID Warehouse, a leading supplier of people identification and security solutions, located in New South Wales, Australia. The ID Warehouse business is included in the Company’s Asia-Pacific segment. Pro forma information related to the acquisition is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady, a Wisconsin corporation founded in 1914, is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include facility identification products; safety and complementary products; wire and cable identification products; sorbent materials; people identification products; regulatory publishing products; high-performance identification products for product identification and work-in-process identification; and bar-code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, and automotive and other electronics. The Company serves customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, brand protection, education, governmental, public utility, and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributors, resellers, business-to-business direct marketing and a direct sales force. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in New Zealand, Russia, Taiwan, Turkey, Vietnam, and the United Arab Emirates. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and Russia.
Sales for the quarter ended October 31, 2010, increased 3.5% to $329.6 million, compared to $318.5 million in the same period of fiscal 2010. Of the 3.5% increase in sales, organic sales and acquisitions both increased 2.0% for a total increase of 4.0%. The sales increase was partially offset by a 0.5% decrease due to the fluctuations in the exchange rates used to translate financial results into the United States Dollar for the three months ended October 31, 2010 compared to the same period in the previous year. Net income for the quarter ended October 31, 2010, was $26.3 million or $0.50 per diluted Class A Nonvoting Common Share, up 21.3% from $21.7 million or $0.41 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year. Net income before restructuring related expenses for the quarter ended October 31, 2010 was $28.9 million, or $0.55 per diluted Class A Nonvoting Common Share, up 19.0% from $24.3 million or $0.46 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.
Results of Operations
Sales for the three months ended October 31, 2010 were up 3.5% compared to the same period in fiscal 2010. Of the 3.5% increase in sales, organic and acquisition sales both increased 2.0%, for a total of 4.0%. The sales related to acquisitions resulted from the three acquisitions made in fiscal 2010: Welconstruct Group Limited (“Welco”), Stickolor Industria e Comerciao de Auto Adesivos Ltd (“Stickolor”), and Securimed SAS (“Securimed”). The sales increase was partially offset by a 0.5% decrease due to the fluctuations in the exchange rates used to translate financial results into the United States Dollar for the three months ended October 31, 2010. The increase in organic sales for the quarter ended October 31, 2010, was due primarily to the 4.3% and 0.7% increase in sales in the Americas and Europe segments, respectively, offset by the 0.3% decline in sales in the Asia-Pacific segment.
Gross margin as a percentage of sales increased to 49.9% for the quarter ended October 31, 2010, compared to 49.4% in the same period of the previous year. The increase in gross margin as a percentage of sales was mainly due to the cost reduction efforts and restructuring activities during fiscal 2010, which continued into the first quarter of fiscal 2011.
Research and development (“R&D”) expenses increased 3.5% to $9.9 million for the three months ended October 31, 2010, compared to $9.6 million for the same period in the prior year. As a percentage of sales, R&D expenses remained constant at 3.0% during the three months ended October 31, 2010 and 2009. The Company remains committed to innovation and new product development and expects R&D expense to increase for the remainder of fiscal 2011.
Selling, general, and administrative (“SG&A”) expenses increased 0.6% to $109.3 million for the three months ended October 31, 2010, as compared to $108.7 million for the same period in the prior year. SG&A expense as percentage of sales declined to 33.2% in the first quarter compared to 34.1% in the same quarter last year. The Company has continued to focus on reducing its SG&A expenses as a percentage of sales, partially offset by its reinvestment in growth initiatives. In addition, the Company realized cost savings from prior year cost reduction activities and restructuring activities.
Restructuring charges were $3.6 million during each of the three-month periods ended October 31, 2010 and 2009. In fiscal 2009, in response to the global economic downturn the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facility consolidations during the three months ended October 31, 2010 and 2009. The Company expects to incur approximately $12 to $15 million of pre-tax restructuring charges during fiscal 2011.

Other income and expense increased $0.2 million during the three months ended October 31, 2010 to $0.3 million from $0.1 million in the prior year. The increase was primarily due to the gains on securities held in executive deferred compensation plans, partially offset by an increase in foreign exchange losses.
Interest expense increased to $5.7 million for the quarter ended October 31, 2010 from $5.2 million for the quarter ended October 31, 2009. The increase was due to the additional interest on the Company’s May 2010 private placement as compared to the same period in fiscal 2010.
The Company’s income tax rate was 27.4% for the quarter ended October 31, 2010 and 28.8% for the same period of the previous year. The decrease in the Company’s income tax rate during the first quarter of fiscal 2011 was primarily due to the mix of profits in low and high tax countries as well as positive impacts from certain adjustments to prior year tax returns. These positive adjustments were partially offset by the expiration of certain U.S. tax legislation, including the R&D tax credit as well as other international taxation rules. If these U.S. tax provisions are not extended, it could have a material impact on the Company’s quarterly income tax rate. The Company expects the full year income tax rate for fiscal 2011 to be approximately 26%, subject to potential effects of pending and proposed U.S. tax legislation.
Net income for the three months ended October 31, 2010, increased 21.3% to $26.3 million, compared to $21.7 million for the same quarter of the previous year. Net income as a percentage of sales increased to 8.0% for the quarter ended October 31, 2010 from 6.8% for the same period in the prior year. Net income before restructuring related expenses was $28.9 million or $0.55 per diluted Class A Common Share for the three months ended October 31, 2010 compared to $24.3 million, or $0.46 per diluted Class A Common Share for the same period of the previous year.
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
Following is a summary of segment information for the three months ended October 31, 2010 and 2009:

					Corporate
			Asia-	Total	and
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2010	$145,988	$92,050	$91,550	$329,588	$—	$329,588
October 31, 2009	$136,239	$94,335	$87,912	$318,486	$—	$318,486
SALES GROWTH INFORMATION
Three months ended October 31, 2010
Organic	4.3%	0.7%	(0.3)%	2.0%	—	2.0%
Currency	0.7%	(6.9)%	4.4%	(0.5)%	—	(0.5)%
Acquisitions	2.2%	3.8%	0.0%	2.0%	—	2.0%

Total	7.2%	(2.4)%	4.1%	3.5%	—	3.5%
SEGMENT PROFIT
Three months ended:
October 31, 2010	$39,359	$24,061	$16,829	$80,249	$(3,436)	$76,813
October 31, 2009	$32,801	$24,862	$15,127	$72,790	$(2,920)	$69,870
Percentage increase (decrease)	20.0%	(3.2)%	11.3%	10.2%

NET INCOME RECONCILIATION

	Three months ended:
	October 31,
(Dollars in thousands)	2010	2009
Total profit from reportable segments	$80,249	$72,790
Corporate and eliminations	(3,436)	(2,920)
Unallocated amounts:
Administrative costs	(31,569)	(30,712)
Restructuring charges	(3,641)	(3,601)
Investment and other income	290	48
Interest expense	(5,687)	(5,162)

Income before income taxes	36,206	30,443
Income taxes	(9,925)	(8,775)

Net income	$26,281	$21,668

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
Americas:
Sales in the Americas increased 7.2% to $146.0 million for the quarter ended October 31, 2010, compared to $136.2 million for the same period in the prior year. Organic sales increased 4.3% in the first quarter of fiscal 2011 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales by 0.7% in the quarter. Sales in the segment also increased 2.2% in the quarter due to the fiscal year 2010 acquisition of Stickolor in Brazil. The increase in segment sales during the quarter was due to the strong MRO sales in the United States, Mexico, and Canada, driven by proprietary consumable products and new product applications developed within the wire identification, lean, compliance and brand protection categories. Brazil also yielded positive sales in both the MRO and OEM markets.
Segment profit increased 20.0% to $39.4 million for the quarter ended October 31, 2010, compared to $32.8 million for the same period in the prior year. As a percentage of sales, segment profit increased to 27.0% for the quarter ended October 31, 2010 from 24.1% for the same period in the prior year. The segment profit increase was primarily due to the leveraging of the segment’s cost structure on increased sales in addition to the segment’s commitment to its productivity initiatives.
Europe:
Europe sales declined 2.4% to $92.1 million for the quarter ended October 31, 2010, compared to $94.3 million for the same period in the prior year. Organic sales were up 0.7% in the quarter as compared to the same period last year. Sales were affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, primarily the Euro and the British pound, which decreased sales within the segment by 6.9% in the quarter. The fiscal 2010 acquisitions of Welco and Securimed increased sales by 3.8% in the quarter. Sales during the quarter ended October 31, 2010 were impacted by the growth of the Brady brand business in continental Europe offset by the weaknesses in the United Kingdom. Management anticipates a slow economic recovery in Europe throughout fiscal 2011.
Segment profit decreased 3.2% to $24.1 million for the quarter ended October 31, 2010, compared to $24.9 million for the same period of the prior year. As a percentage of sales, segment profit decreased to 26.1% in the first quarter of fiscal 2011 from 26.4% in the first quarter of fiscal 2010. The decline in segment profit in fiscal 2011 as compared to the same period of the prior year was primarily attributable to the impact of foreign currency translation on the reported results.

Asia-Pacific:
Asia-Pacific sales increased 4.1% to $91.6 million for the quarter ended October 31, 2010, compared to $87.9 million for the same period in the prior year. Organic sales were down 0.3% in the quarter as compared to the same period last year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the U.S. dollar, which increased sales within the segment by 4.4% in the quarter. The decline in organic sales during the quarter ended October 31, 2010 was primarily due to the segment’s overall strategy to move away from lower-end commodity parts and replace them with higher-end engineered solutions.
Segment profit increased 11.3% to $16.8 million for the quarter ended October 31, 2010, compared to $15.1 million for the same period in the prior year. As a percentage of sales, segment profit increased to 18.4% in the first quarter of fiscal 2011 from 17.2% in the first quarter of fiscal 2010. The increase in segment profit was primarily due to the segment’s strategy to exit lower profit lower-end commodity parts as well as the segment’s continued focus on lean initiatives including the Brady Business Performance System.
Financial Condition
Cash and cash equivalents were $326.1 million at October 31, 2010, compared to $314.8 million at July 31, 2010. The increase in cash of $11.3 million was the result of cash provided by operations of $16.2 million, cash used in investing activities of $3.7 million, cash used in financing activities of $7.5 million, and the effects of the depreciation of the U.S. dollar against other currencies, which positively impacted cash in the amount of $6.3 million during the quarter ended October 31, 2010.
The Company’s working capital, excluding cash and cash equivalents, increased to $90.3 million at October 31, 2010 from $60.3 million at July 31, 2010. Accounts receivable balances increased $20.6 million from July 31, 2010 to October 31, 2010. The increase in accounts receivable was a result of increased sales volumes during the quarter as well as the impact of foreign currency translation during the quarter. Inventories increased $6.5 million for the quarter. The change in inventory was a result of increased production volumes in addition to the impact of foreign currency translation during the quarter. The net decrease in current liabilities of $2.7 million for the quarter was primarily due to the decrease in accrued wages due to the payment of the Company’s fiscal 2010 annual incentive compensation during the quarter ended October 31, 2010.
In the first quarter of fiscal 2011, the Company generated $16.2 million of cash from operations, a decrease of $17.7 million from the same period last year. The decrease was primarily due to the payment of the Company’s fiscal 2010 annual incentive compensation during the quarter whereas no incentive compensation was paid in same period in the prior year due to the elimination of the annual incentive compensation in fiscal 2009.
Capital expenditures were $2.8 million for the quarter ended October 31, 2010, compared to $9.0 million in the same period last year. The Company expects capital expenditures to be between $25.0 million and $30.0 million for fiscal 2011, similar to fiscal 2010. Net cash used in financing activities was $7.5 million for the quarter ended October 31, 2010, related primarily to the payment of dividends of $9.4 million.
The Company did not complete any acquisitions during the three months ended October 31, 2010. Cash used for acquisitions totaled $1.8 million for the quarter ended October 31, 2009 due to the acquisition of certain assets of Welco, a division of Welconstruct Group Limited.

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
On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consists of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for prepaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010.
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
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of October 31, 2010, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of October 31, 2010, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.2 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2010, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.3 to 1.0 and the interest expense coverage ratio equal to 6.7 to 1.0.
Long-term obligations, less current obligations, as a percentage of long-term obligations, less current obligations, plus stockholders’ investment were 27.0% at October 31, 2010 and 27.6% at July 31, 2010. Long-term obligations increased by $6.7 million from July 31, 2010 to October 31, 2010 due to the negative impact of foreign currency translation on the Company’s Euro-denominated debt.
Stockholders’ investment increased $52.2 million during the three months October 31, 2010 as a result of the Company’s net income of $26.3 million as well as the increase in the accumulated other comprehensive income of $29.3 million due to the impact of foreign currency translation. The increase was offset by the dividends paid on Class A and Class B Common Stock of $8.8 million and $0.6 million, respectively.

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
Subsequent Events Affecting Financial Condition
On November 18, 2010, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on January 31, 2011 to shareholders of record at the close of business on January 10, 2011.
On November 1, 2010, the Company acquired ID Warehouse, a leading supplier of people identification and security solutions, located in New South Wales, Australia. The ID Warehouse business is included in the Company’s Asia-Pacific segment. Pro forma information related to the acquisition is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.

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
Related-Party Transactions — The Company evaluated its affiliated party transactions for the period ended October 31, 2010. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of the Company’s most recently filed Form 10-K for the year ended July 31, 2010. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s European operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Danish Krone, Japanese Yen, Swiss Franc, and the Korean Won currency. As of October 31, 2010, the notional amount of outstanding forward contracts designated as cash flow hedges was $25.0 million. Beginning in fiscal 2010 the Company also hedged portions of its net investments in its European foreign operations using forward foreign exchange currency contracts and Euro-denominated debt of €75.0 million designated as a hedge instrument.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2010, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustments recorded for the three months ended October 31, 2010 and 2009 were $30.0 million favorable and $24.8 million unfavorable, respectively. As of October 31, 2010 and 2009, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $166.2 million and $268.0 million, respectively. The potential decrease in the net current assets as of October 31, 2010 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $16.6 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. Exhibits
(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer
101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: December 7, 2010	/s/ FRANK M. JAEHNERT
Frank. M. Jaehnert
President & Chief Executive Officer

Date: December 7, 2010	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)