Form 10-Q/A
period 2010-10-31
BRADY CORP
filed 2010-12-13
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note
This amended report on Form 10-Q/A (the “Amended Report”) is being filed to correct discrepancies in the interactive data files furnished as Exhibit 101 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010 (the “Original Report”). During the Company’s post-filing review of the XBRL (Extensible Business Reporting Language) information contained in Exhibit 101 to the Original Report, it noted discrepancies in the Condensed Consolidated Statements of Income (Percentage Change). The percentage change for each of the financial statement line items presented in the Condensed Consolidated Statements of Income (Percentage Change) in Exhibit 101 to the Original Report were inadvertently multiplied by a factor of 100. The Company has corrected the Condensed Consolidated Statements of Income (Percentage Change) portion of the XBRL data furnished as Exhibit 101 to this Amended Report. The remainder of the interactive data files, which were correctly stated in the Original Report, are also included in Exhibit 101 being furnished with this Amended Report.
No other changes have been made to the contents of the Original Report. The Amended Report does not reflect subsequent events occurring after the original filing date of the Original Report or modify or update in any way the disclosures made in the Original Report.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	Exhibits
(a)	Exhibits

31.1	**	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	**	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	*	Section 1350 Certification of Frank M. Jaehnert
32.2	*	Section 1350 Certification of Thomas J. Felmer
101	**	Interactive Data Files

*	Previously filed on December 7, 2010, as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2010.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADY CORPORATION

Date: December 13, 2010	/s/ THOMAS J. FELMER Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

3