Form 10-Q
period 2011-01-31
BRADY CORP
filed 2011-03-08
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2011
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
As of March 3, 2011 there were outstanding 49,146,902 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. Other Information

Item 6. Exhibits	26

CERTIFICATION
CERTIFICATION
Section 1350 Certification
Section 1350 Certification
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$362,302	$314,840
Accounts receivable — net	240,173	221,621
Inventories:
Finished products	56,085	52,906
Work-in-process	14,614	13,146
Raw materials and supplies	28,129	28,620

Total inventories	98,828	94,672
Prepaid expenses and other current assets	36,233	37,839

Total current assets	737,536	668,972
Other assets:
Goodwill	781,776	768,600
Other intangible assets	98,560	103,546
Deferred income taxes	45,087	39,103
Other	19,673	20,808
Property, plant and equipment:
Cost:
Land	6,331	6,265
Buildings and improvements	103,305	101,138
Machinery and equipment	294,414	289,727
Construction in progress	15,208	9,873

	419,258	407,003
Less accumulated depreciation	278,710	261,501

Property, plant and equipment — net	140,548	145,502

Total	$1,823,180	$1,746,531

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$92,696	$96,702
Wages and amounts withheld from employees	52,161	67,285
Taxes, other than income taxes	8,898	7,537
Accrued income taxes	16,603	10,138
Other current liabilities	60,105	50,862
Current maturities on long-term obligations	61,265	61,264

Total current liabilities	291,728	293,788
Long-term obligations, less current maturities	387,875	382,940
Other liabilities	66,120	64,776

Total liabilities	745,723	741,504

Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 49,105,601 and 48,875,716 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	308,002	304,205
Earnings retained in the business	750,038	718,512
Treasury stock —1,845,866 and 2,175,771 shares, respectively of Class A nonvoting common stock, at cost	(56,069)	(66,314)
Accumulated other comprehensive income	79,674	50,905
Other	(4,736)	(2,829)

Total stockholders’ investment	1,077,457	1,005,027

Total	$1,823,180	$1,746,531

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,			Six Months Ended January 31,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2011	2010	Change	2011	2010	Change
Net sales	$329,009	$295,829	11.2%	$658,597	$614,315	7.2%
Cost of products sold	169,999	148,911	14.2%	335,075	309,955	8.1%

Gross margin	159,010	146,918	8.2%	323,522	304,360	6.3%

Operating expenses:
Research and development	11,732	10,632	10.3%	21,676	20,241	7.1%
Selling, general and administrative	108,064	108,735	(0.6%)	217,388	217,411	0.0%
Restructuring charge — (See Note J)	2,134	3,649	(41.5%)	5,775	7,250	(20.3%)

Total operating expenses	121,930	123,016	(0.9%)	244,839	244,902	0.0%

Operating income	37,080	23,902	55.1%	78,683	59,458	32.3%

Other income (expense):

Investment and other income — net	1,174	1,104	6.3%	1,464	1,153	27.0%
Interest expense	(5,850)	(5,163)	13.3%	(11,537)	(10,325)	11.7%

Income before income taxes	32,404	19,843	63.3%	68,610	50,286	36.4%

Income taxes	8,205	4,842	69.5%	18,130	13,617	33.1%

Net income	$24,199	$15,001	61.3%	$50,480	$36,669	37.7%

Per Class A Nonvoting Common Share:
Basic net income	$0.46	$0.29	58.6%	$0.96	$0.70	37.1%
Diluted net income	$0.46	$0.28	64.3%	$0.95	$0.69	37.7%
Dividends	$0.18	$0.175	2.9%	$0.36	$0.35	2.9%

Per Class B Voting Common Share:
Basic net income	$0.46	$0.29	58.6%	$0.94	$0.68	38.2%
Diluted net income	$0.46	$0.28	64.3%	$0.94	$0.67	40.3%
Dividends	$0.18	$0.175	2.9%	$0.34	$0.33	3.1%

Weighted average common shares outstanding (in thousands):
Basic	52,593	52,370		52,521	52,354
Diluted	53,053	53,096		52,932	53,020
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	January 31,
	(Unaudited)
	2011	2010
Operating activities:
Net income	$50,480	$36,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,502	27,366
Non-cash portion of restructuring charges	1,714	1,420
Non-cash portion of stock-based compensation expense	6,869	5,156
Gain on the divestiture of business	(4,394)	—
Deferred income taxes	(4,926)	(4,398)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(11,938)	(10,300)
Inventories	(879)	(1,891)
Prepaid expenses and other assets	2,384	(1,585)
Accounts payable and accrued liabilities	(13,792)	12,926
Income taxes	6,589	2,670

Net cash provided by operating activities	57,609	68,033

Investing activities:
Acquisition of businesses, net of cash acquired	(7,970)	(20,299)
Divestiture of business, net of cash retained in business	12,979	—
Payments of contingent consideration	(979)	—
Purchases of property, plant and equipment	(9,045)	(14,974)
Other	(494)	(570)

Net cash used in investing activities	(5,509)	(35,843)

Financing activities:
Payment of dividends	(18,954)	(18,344)
Proceeds from issuance of common stock	4,909	1,672
Excess income tax benefit from the exercise of stock options and deferred compensation	359	380

Net cash used in financing activities	(13,686)	(16,292)

Effect of exchange rate changes on cash	9,048	1,530

Net increase in cash and cash equivalents	47,462	17,428
Cash and cash equivalents, beginning of period	314,840	188,156
Cash and cash equivalents, end of period	$362,302	$205,584

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,138	$10,313
Income taxes, net of refunds	17,398	10,817
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$4,624	$8,829
Liabilities assumed	(1,446)	(2,678)
Goodwill	4,792	14,148

Net cash paid for acquisitions	$7,970	$20,299

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2011
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2011 and July 3l, 2010, its results of operations for the three and six months ended January 31, 2011 and 2010, and its cash flows for the six months ended January 31, 2011 and 2010. The condensed consolidated balance sheet as of July 31, 2010 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The operating activities including “Other,” “Other liabilities,” and “Accounts payable and accrued liabilities”, which were previously disclosed as single line items, have been combined and reported as “Accounts payable and accrued liabilities” on the Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2011 and 2010. These reclassifications had no effect on total assets, net income, or earnings per share.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2011, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600
Current year acquisitions	—	—	4,792	4,792
Current year divestitures	(3,696)	(8,380)	—	(12,076)
Translation adjustments	1,699	9,868	8,893	20,460

Balance as of January 31, 2011	$423,021	$164,677	$194,078	$781,776

Goodwill increased $13,176 during the six months ended January 31, 2011. Of the $13,176 increase, $20,460 was due to the positive effects of foreign currency translation and $4,792 resulted from the acquisition of ID Warehouse during the second quarter of fiscal 2011. The increase was offset by a $12,076 decrease in goodwill as a result of the divestiture of the Company’s Teklynx business during the three months ended January 31, 2011. See Note L, “Acquisitions and Divestitures” for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	January 31, 2011				July 31, 2010
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:

Patents	5	$9,555	$(8,244)	$1,311	5	$9,314	$(7,855)	$1,459
Trademarks and other	7	9,090	(6,196)	2,894	7	8,823	(5,685)	3,138
Customer relationships	7	159,773	(107,917)	51,856	7	152,720	(95,996)	56,724
Non-compete agreements	4	12,996	(12,031)	965	4	11,930	(11,059)	871
Other	4	2,730	(2,721)	9	4	3,309	(3,297)	12
Unamortized other intangible assets:
Trademarks	N/A	41,525	—	41,525	N/A	41,342	—	41,342

Total		$235,669	$(137,109)	$98,560		$227,438	$(123,892)	$103,546

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at January 31, 2011 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2011. The acquisition completed during the three and six months ended January 31, 2011 increased the customer relationships by $1,846 and increased the amortizable trademarks by $487. See Note L, “Acquisitions and Divestitures” for further discussion.
Amortization expense on intangible assets was $5,123 and $5,628 for the three-month periods ended January 31, 2011 and 2010, respectively and $10,270 and $11,235 for the six-month periods ended January 31, 2011 and 2010, respectively. Annual amortization is projected to be $21,125, $13,861, $10,570, $5,604 and $5,212 for the years ending July 31, 2011, 2012, 2013, 2014 and 2015, respectively.
NOTE C — Comprehensive Income (Loss)
Total comprehensive income for the periods presented was a follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Net Income	$24,199	$15,001	$50,480	$36,669
Unrealized (loss) gain on cash flow hedges	(165)	317	(890)	(47)
Amortization of gain on post-retirement medical, dental and vision plan	(32)	(63)	(95)	(145)
Foreign currency translation adjustments	(341)	(18,768)	29,754	5,850

Total comprehensive income (loss)	$23,661	$(3,513)	$79,249	$42,327

The increase in total comprehensive income for the quarter ended January 31, 2011 as compared to January 31, 2010 was primarily due to the depreciation of the U.S. dollar against other currencies and net income.

NOTE D — Net Income Per Common Share
In June 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result, the dividends on the Company’s performance-based restricted shares are included in the basic and diluted earnings per share calculations for the respective periods presented.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$24,199	$15,001	$50,480	$36,669

Less:
Restricted stock dividends	(56)	(37)	(112)	(74)

Numerator for basic and diluted Class A net income per share	$24,143	$14,964	$50,368	$36,595

Less:
Preferential dividends	—	—	(820)	(816)
Preferential dividends on dilutive stock options	—	—	(6)	(11)

Numerator for basic and diluted Class B net income per share	$24,143	$14,964	$49,542	$35,768

Denominator:
Denominator for basic net income per share for both Class A and Class B	52,593	52,370	52,521	52,354
Plus: Effect of dilutive stock options	460	726	411	666

Denominator for diluted net income per share for both Class A and Class B	53,053	53,096	52,932	53,020

Class A Nonvoting Common Stock net income per share:
Basic	$0.46	$0.29	$0.96	$0.70
Diluted	$0.46	$0.28	$0.95	$0.69

Class B Voting Common Stock net income per share:
Basic	$0.46	$0.29	$0.94	$0.68
Diluted	$0.46	$0.28	$0.94	$0.67
Options to purchase approximately 4,281,000 and 3,959,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2011, respectively, and 3,019,000 and 2,690,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2010, respectively, were not included in the computations of diluted net income per share because the impact of the inclusion of the options would have been anti-dilutive.

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
Following is a summary of segment information for the three and six months ended January 31, 2011 and 2010:

					Corporate
				Total	And
	Americas	Europe	Asia-Pacific	Region	Eliminations	Totals
Three months ended January 31, 2011:
Revenues from external customers	$136,011	$104,041	$88,957	$329,009	$—	$329,009
Intersegment revenues	11,043	620	6,400	18,063	(18,063)	—
Segment profit	31,015	29,165	11,524	71,704	(5,088)	66,616

Three months ended January 31, 2010:
Revenues from external customers	$121,603	$96,614	$77,612	$295,829	$—	$295,829
Intersegment revenues	14,129	822	4,932	19,883	(19,883)	—
Segment profit	23,546	25,947	10,687	60,180	(3,683)	56,497

Six months ended January 31, 2011:
Revenues from external customers	$281,999	$196,091	$180,507	$658,597	$—	$658,597
Intersegment revenues	20,791	1,513	12,346	34,650	(34,650)	—
Segment profit	70,374	53,226	28,353	151,953	(8,525)	143,428

Six months ended January 31, 2010:
Revenues from external customers	$257,842	$190,949	$165,524	$614,315	$—	$614,315
Intersegment revenues	27,564	2,577	8,901	39,042	(39,042)	—
Segment profit	56,347	50,809	25,814	132,970	(6,603)	126,367
Following is a reconciliation of segment profit to net income for the three months and six months ended January 31, 2011 and 2010:

	Three months ended:		Six months ended:
	January 31,		January 31,
	2011	2010	2011	2010
Total profit from reportable segments	$71,704	$60,180	$151,953	$132,970
Corporate and eliminations	(5,088)	(3,683)	(8,525)	(6,603)
Unallocated amounts:
Administrative costs	(27,402)	(28,946)	(58,970)	(59,659)
Restructuring charges	(2,134)	(3,649)	(5,775)	(7,250)
Investment and other income	1,174	1,104	1,464	1,153
Interest expense	(5,850)	(5,163)	(11,537)	(10,325)

Income before income taxes	32,404	19,843	68,610	50,286
Income taxes	(8,205)	(4,842)	(18,130)	(13,617)

Net income	$24,199	$15,001	$50,480	$36,669

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
As of January 31, 2011, the Company has reserved 6,051,999 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 742,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2011 and 2010 was $2,800 ($1,708 net of taxes) and $2,205 ($1,345 net of taxes, respectively, and expense recognized during the six months ended January 31, 2011 and 2010 was $6,869 ($4,190 net of taxes), and $5,156 ($3,145 net of taxes), respectively. As of January 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $20,970 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.
The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2011 and 2010 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended		Six Months Ended
	January 31, 2011		January 31, 2010
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.92	6.57	5.95	6.57
Expected volatility	40.22%	39.39%	39.85%	38.72%
Expected dividend yield	1.94%	1.96%	3.02%	3.02%
Risk-free interest rate	1.65%	2.35%	2.65%	3.03%
Weighted-average market value of underlying stock at grant date	$29.09	28.43	$28.73	28.73
Weighted-average exercise price	$29.09	28.35	$28.73	29.78
Weighted-average fair value of options granted during the period	$9.58	9.87	$8.78	8.70
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
The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of January 31, 2011, 310,000 performance-based restricted shares were outstanding.
The Company granted 465,000 performance-based stock options during the six months ended January 31, 2011, with a weighted average exercise price of $28.35 and a weighted average fair value of $9.87. The Company also granted 895,500 service-based stock options during the six months ended January 31, 2011, with a weighted average exercise price of $29.09 and a weighted average fair value of $9.58.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at July 31, 2010	5,108,736	$28.69
New grants	1,360,500	$28.83
Exercised	(239,237)	$20.54
Forfeited or expired	(251,000)	$31.75

Outstanding at January 31, 2011	5,978,999	$28.92	6.75	$29,952

Exercisable at January 31, 2011	3,499,632	$29.28	5.11	$19,373

There were 3,499,632 and 3,340,857 options exercisable with a weighted average exercise price of $29.28 and $28.52 at January 31, 2011 and 2010, respectively. The cash received from the exercise of options during the three months ended January 31, 2011 and 2010 was $2,804 and $956, respectively. The cash received from the exercise of options during the six months ended January 31, 2011 and 2010 was $4,909 and $1,672, respectively. The cash received from the tax benefit on options exercised during the three months ended January 31, 2011 and 2010 was $263 and $181, respectively. The cash received from the tax benefit on options exercised during the six months ended January 31, 2011 and 2010 was $703 and $383, respectively.
The total intrinsic value of options exercised during the six months ended January 31, 2011 and 2010, based upon the average market price at the time of exercise during the period, was $2,505 and $1,266, respectively. The total fair value of stock options vested during the six months ended January 31, 2011 and 2010, was $6,744 and $12,054, respectively.
NOTE G — Stockholders’ Investment
In fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 102,067 shares of its Class A Common Stock for $2.5 million in fiscal 2010 in connection with its stock repurchase plans. No shares were reacquired during the six months ended January 31, 2011. As of January 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.
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
The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2011, and July 31, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered as
	Quoted Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair	Balance Sheet
	(Level 1)	(Level 2)	(Level 3)	Value	Classification
January 31, 2011:
Trading Securities	$10,210	$—	$—	$10,210	Other assets
Foreign exchange contracts — cash flow hedges	—	95	—	95	Prepaid expenses and other current assets

Total Assets	$10,210	$95	$—	$10,305

Foreign exchange contracts — cash flow hedges	$—	$1,390	—	$1,390	Other current liabilities
Foreign exchange contracts — net investment hedge	—	5,082	—	5,082	Other current liabilities
Foreign exchange contracts	—	717	—	717	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	102,683	—	102,683	Long term obligations, less current maturities

Total Liabilities	$—	$109,872	$—	$109,872

July 31, 2010:
Trading Securities	$8,757	$—	$—	$8,757	Other assets
Foreign exchange contracts — cash flow hedges	—	156	—	156	Prepaid expenses and other current assets
Foreign exchange contracts	—	24	—	24	Prepaid expenses and other current assets

Total Assets	$8,757	$180	$—	$8,937

Foreign exchange contracts — cash flow hedges	$—	$829	$—	$829	Other current liabilities
Foreign exchange contracts		64		64	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	97,747	—	97,747	Long term obligations, less current maturities

Total Liabilities	$—	$98,640	$—	$98,640

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the six months ended January 31, 2011.
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
The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $468,140 and $467,479 at January 31, 2011 and July 31, 2010, respectively, as compared to the carrying value of $449,140 and $444,204 at January 31, 2011 and July 31, 2010, respectively.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the six months ended January 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than for the acquisition of ID Warehouse and divestiture of the Teklynx. See Note L, “Acquisitions and Divestitures” for further information.
NOTE J — Restructuring
In fiscal 2010, the Company continued the execution of its restructuring actions announced in fiscal 2009. As a result of these actions, the Company recorded restructuring charges of $15,314 in fiscal 2010. The restructuring charges included $10,850 of employee separation costs, $2,260 of non-cash fixed asset write-offs, $1,493 of other facility closure related costs, and $711 of contract termination costs. The Company continued executing its restructuring actions during the first and second quarters of fiscal 2011.
During the three and six months ended January 31, 2011, the Company recorded restructuring charges of $2,134 and $5,775, respectively. The year-to-date charges of $5,775 consisted of $3,878 of employee separation costs, $1,714 of fixed asset write-offs, and $183 of other facility closure related costs and contract termination costs. Of the $5,775 of restructuring charges recorded during the six months ended January 31, 2011, $3,575 was incurred in the Americas, $2,128 was incurred in Europe, and $72 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s fiscal 2011 restructuring activity is as follows:

	Employee	Asset Write-
	Related	offs	Other	Total
Beginning balance, July 31, 2010	$6,055	$—	$106	$6,161

Restructuring charge	2,665	951	25	3,641
Non-cash write-offs	—	(951)	—	(951)
Cash payments	(3,413)	—	(112)	(3,525)

Ending balance, October 31, 2010	$5,307	$—	$19	$5,326

Restructuring charge	1,213	763	158	2,134
Non-cash write-offs	—	(763)	—	(763)
Cash payments	(2,679)	—	(169)	(2,848)

Ending balance, January 31, 2011	$3,841	$—	$8	$3,849

NOTE K — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 12 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2011 and July 31, 2010, the notional amount of outstanding forward exchange contracts was $144,509 and $45,328, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the three-month or six-month periods ended January 31, 2011 and 2010.
The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Japanese Yen, Swiss Franc, and the Korean Won. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At January 31, 2011 and July 31, 2010, unrealized losses of $1,296 and $493 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At January 31, 2011 and July 31, 2010, the Company had $95 and $156 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At January 31, 2011 and July 31, 2010, the Company had $1,390 and $829, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At January 31, 2011 and July 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $17,657 and $32,020, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.
On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to hedge portions of the Company’s net investment in Euro-denominated foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Euro-denominated operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
During the three and six month period ended January 31, 2011, the Company used forward foreign exchange currency contracts designated as net investment hedges to hedge portions of the Company’s net investments in Euro-denominated foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income where it offsets gains and losses recorded on the Company’s net investment in Euro-denominated foreign operations. Any ineffective portions are recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At January 31, 2011, the Company had $5,082 of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. At January 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $100,000. There were no forward foreign exchange contracts designated as net investment hedges outstanding as of July 31, 2010.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2011		July 31, 2010		January 31, 2011		July 31, 2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$95	Prepaid expenses and other current assets	$156	Other current liabilities	$1,390	Other current liabilities	$829

Net investment hedges

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$102,683	Long term obligations, less current maturities	$97,747

Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$5,082	Other current liabilities	$—

Total derivatives designated as hedging instruments		$95		$156		$109,155		$98,576

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$24	Other current liabilities	$717	Other current liabilities	$64

Total derivatives not designated as hedging instruments		$—		$24		$717		$64

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

Location of
				Amount of Gain		Gain or (Loss)
			Location of Gain or	or (Loss)		Recognized in	Amount of Gain
	Amount of Gain or (Loss)		(Loss) Reclassified	Reclassified From		Income on	or (Loss)
	Recognized in OCI on		From Accumulated	Accumulated OCI		Derivative	Recognized in
	Derivative		OCI into Income	Into Income		(Ineffective	Income on Derivative
	(Effective Portion)		Effective Portion)	(Effective Portion)		Portion)	(Ineffective Portion)
Derivatives in	Six months ended			Six months ended			Six months ended
Cash Flow Hedging	January 31,			January 31,			January 31,
Relationships	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$(1,296)	$(69)	Cost of goods sold	$(282)	$144	Cost of goods sold	$—	$—

Total	$(1,296)	$(69)		$(282)	$144		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheet consisted of the following:

			Location of Gain	Amount of Gain
			or (Loss)	or (Loss)		Location of	Amount of Gain
	Amount of Gain or (Loss)		Reclassified From	Reclassified From		Gain or (Loss)	or (Loss)
	Recognized in OCI on		Accumulated	Accumulated OCI		Recognized in	Recognized in
	Derivative		OCI into Income	Into Income		Income on Derivative	Income on Derivative
Derivatives in	(Effective Portion)		(Effective Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
Net Investment	Six months ended			Six months ended			Six months ended
Hedging	January 31,			January 31,			January 31,
Relationships	2011	2010		2011	2010		2011	2010
Foreign currency denominated debt	$(4,935)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—
Foreign exchange contracts	$(5,082)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$(10,017)	$—		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedge instruments on the Condensed Consolidated Statements of Income consisted of the following:

		Amount of Gain or (Loss) Recognized in
		Income on Derivative
	Location of Gain or (Loss)	Six months	Six months
	Recognized in Income	ended January 31,	ended January 31,
Derivatives Not Designated as Hedging Instruments	on Derivative	2011	2010
Foreign exchange contracts	Other income (expense)	$717	$—

Total		$717	$—

NOTE L — Acquisitions and Divestitures
On November 1, 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia Pacific segment. The purchase price allocation resulted in $4,792 assigned to goodwill, $1,846 assigned to customer relationships, and $487 assigned to non-compete agreements. The amounts assigned to the customer relationships and non-compete agreements are being amortized over 10 and 5 years, respectively. The Company expects the acquisition to further strengthen its position in the people identification business in Australia and the segment.
The results of the operations of the acquired business have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisition included above and will adjust the allocations as additional information relative to the fair value of assets and liabilities of the acquired business becomes known. Pro forma information related to the acquisition of ID Warehouse was not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
On December 16, 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and Europe segments. The Company received proceeds of $12,979, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Condensed Consolidated Statement of Income for the three and six month periods ended January 31, 2011. The divestiture of Teklynx was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core business. Discontinued operations presentation was considered related to the divestiture but not included in the financial statements for the six months ended January 31, 2011 because the impact on the Company’s consolidated results of operations was considered to be immaterial.
NOTE M — Significant Accounting Policies
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The Company adopted the new guidance which provides for additional disclosure during the quarter ended January 31, 2011.
Accounts receivables are stated net of allowances for doubtful accounts of $6,204 and $7,137 as of January 31, 2011 and July 31, 2010, respectively. No single customer comprised more than 10% of the Company’s consolidated net sales as of January 31, 2011 or July 31, 2010, or 10% of the Company’s consolidated accounts receivable as of January 31, 2011 and July 31, 2010. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at different rates, based upon the age of the receivable and the Company’s historical collection experience.
In addition, the Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of January 31, 2011 and July 31, 2010, the Company had a reserve of $3,838 and $3,963, respectively.
NOTE N — Subsequent Events
On February 17, 2011, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on April 29, 2011 to shareholders of record at the close of business on April 8, 2011.

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
Sales for the quarter ended January 31, 2011, were up 11.2% to $329.0 million, compared to $295.8 million in the same period of fiscal 2010. Organic sales increased 9.8% and sales from acquisitions net of divestiture added 1.8%. The increase in sales was partially offset by a 0.4% decrease due to the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar. Net income for the quarter ended January 31, 2011, was $24.2 million or $0.46 per diluted Class A Nonvoting Common Share, up 61.3% from the $15.0 million or $0.28 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year. Net income before restructuring-related expenses, net of tax for the quarter ended January 31, 2011 was $25.7 million, or $0.48 per diluted Class A Nonvoting Common Share, up 46.0% from $17.6 million or $0.33 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year.
Sales for the six months ended January 31, 2011, increased 7.2% to $658.6 million, compared to $614.3 million in the same period of fiscal 2010. Organic sales increased 5.7% and sales from acquisitions net of divestiture added 2.0%. The increase was partially offset by a 0.5% decrease due to the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar. Net income for the six months ended January 31, 2011 was $50.5 million or $0.95 per diluted Class A Nonvoting Common Share, up 37.7% from $36.7 million, or $0.69 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. Net income before restructuring-related expenses, net of tax for the six months ended January 31, 2011 was $54.6 million or $1.03 per diluted Class A Nonvoting Common Share, up 30.3% from $41.9 million, or $0.79 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year.
Results of Operations
The comparability of the operating results for the three and six months ended January 31, 2011, to the prior year has been impacted by the following acquisitions and divestiture completed in fiscal 2011 and fiscal 2010.
Fiscal 2011

	Segment	Date Completed
Acquisitions
ID Warehouse	Asia Pacific	November 2010

Divestiture
Teklynx	Americas Europe	December 2010
Fiscal 2010

Acquisitions	Segment	Date Completed
Welconstruct Group Limited (“Welco”)	Europe	October 2009
Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”)	Americas	December 2009
Securimed SAS (“Securimed”)	Europe	March 2010
Sales for the three months ended January 31, 2011, were up 11.2% compared to the same period in fiscal 2010. The increase was mainly driven by strong organic growth of 9.8%, which included positive organic growth in all three segments. In addition, acquisition-related sales net of divestiture improved sales by 1.8% as a result of the acquisition of ID Warehouse during the quarter, offset by a slight reduction in sales due to the divestiture of Teklynx. The effects of fluctuations in the exchange rates used to translate financial results into the United States dollar negatively impacted sales by 0.4%. Organic sales increased 9.7%, 12.4% and 6.9% in the Americas, Europe and Asia-Pacific segments, respectively.

Sales for the six months ended January 31, 2011, increased 7.2% compared to the same period in fiscal 2010. The increase was comprised of a 5.7% increase in organic sales, an increase of 2.0% resulting from sales related to the acquisitions of ID Warehouse in fiscal 2011 and the acquisitions of Welco, Stickolor and Securimed in fiscal 2010, net of divestiture, partially offset by the 0.5% decrease resulting from the negative impact of the fluctuations in the exchange rates. The increase in organic sales was due to increases of 6.8% in the Americas segment, 6.6% in the Europe segment, and 3.1% in the Asia-Pacific segment.
Gross margin as a percentage of sales decreased to 48.3% from 49.7% for the quarter and decreased to 49.1% from 49.5% for the six months ended January 31, 2011, compared to the same periods of the previous year. This decrease in gross margin as a percentage of sales for the three and six months ended January 31, 2011 was primarily due to a strong comparable in the prior year in addition to the impact of the product mix within the Company’s businesses.
Research and development (“R&D”) expenses increased 10.3% to $11.7 million for the three months ended January 31, 2011 compared to $10.6 million for the same period in the prior year, and increased 7.1% to $21.7 million for the six months ended January 31, 2011, compared to $20.2 million for the same period in the prior year. R&D expenses as a percentage of sales remained constant at 3.6% and 3.3% for the three and six months ended January 31, 2011 as compared to the same periods of the previous year, respectively. The Company continues its commitment to innovation and new product development and expects R&D expense to increase in the second half of fiscal 2011.
Selling, general and administrative (“SG&A”) expenses decreased 0.6% to $108.1 million for the three months ended January 31, 2011, compared to $108.7 million for the same period in the prior year, and remained flat at $217.4 million for the six months ended January 31, 2011 and 2010, respectively. During the three months ended January 31, 2011, the Company divested of its Teklynx business resulting in a pre-tax gain of $4.4 million, which is included in SG&A. This gain was offset by an increase in the Company’s transaction-related costs in addition to the merit increase during the three months ended January 31, 2011. SG&A has remained relatively flat during the six month ended January 31, 2011 as a result of cost increases offset by the Teklynx gain and cost reduction activities as compared to the same period in the prior year. As a percentage of sales, SG&A expenses decreased to 32.8% from 36.8% for the second quarter, and decreased to 33.0% from 35.4% for the six months ended January 31, 2011, compared to the same periods in the prior year.
Restructuring charges were $2.1 million and $5.8 million for the three and six months ended January 31, 2011, respectively. Restructuring charges were $3.6 million and $7.3 million for the three and six months ended January 31, 2010, respectively. In fiscal 2009, in response to the global recession, the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facilities consolidations during the six months ended January 31, 2011. The Company expects to incur $7 to $10 million of restructuring charges in fiscal 2011.
Other income and expense increased slightly to $1.2 million from $1.1 million for the three months ended January 31, 2011, as compared to the same period in the prior year, and increased to $1.5 million from $1.2 million for the six months ended January 31, 2011 as compared to the same period in the prior year. The increase was primarily due to the gains on securities held in executive deferred compensation plans and interest income, offset by foreign exchange losses.
Interest expense increased to $5.9 million from $5.2 million for the quarter and to $11.5 million from $10.3 million for the six months ended January 31, 2011, compared to the same periods in the prior year. The increase was due to the incremental interest on the Company’s May 2010 private placement entered into in the fourth quarter of fiscal 2010.
The Company’s effective tax rate was 25.3% for the quarter ended January 31, 2011, as compared to 24.4% in the same period in the prior year. The increase in the Company’s effective tax rate in the quarter resulted from the tax on the gain associated with the divestiture of Teklynx, partially offset by benefits from change in U.S. tax legislation, including the extension of the R&D tax credit. The Company’s effective tax rate for the six months ended January 31, 2011 was 26.4% compared to 27.1% for the same period in the prior year. The slight reduction in the Company’s effective tax rate in the current year was primarily due to the mix of profits in low and high tax countries as well as positive impacts from the extension of certain U.S. tax legislation. The Company expects the full year effective tax rate for fiscal 2011 to be approximately 26%.
Net income for the three months ended January 31, 2011, increased 61.3% to $24.2 million, compared to $15.0 million for the same quarter of the previous year. Net income as a percentage of sales increased to 7.4% from 5.1% for the quarter ended January 31, 2011, compared to the same period in the prior year, due to the factors noted above. Net income before restructuring-related expenses for the quarter ended January 31, 2011 was $25.7 million, up 46.0% from $17.6 million reported in the second quarter of last fiscal year. For the six months ended January 31, 2011, net income increased 37.7% to $50.5 million, compared to $36.7 million for the same period in the previous year. As a percentage of sales, net income increased to 7.7% from 6.0% for the six months ended January 31, 2011, compared to the same period in the previous year. Net income before restructuring-related expenses for the six months ended January 31, 2011 was $54.6 million, up 30.3% from $41.9 million reported in the same period of the prior fiscal year. The improved earnings was primarily driven by the strong organic growth, which included positive organic growth in all three segments along with the positive impacts of the Company’s on-going process improvement activities.

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
Following is a summary of segment information for the three and six months ended January 31, 2011 and 2010:

					Corporate
			Asia-	Region	and
(Dollars in thousands)	Americas	Europe	Pacific	Total	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2011	$136,011	$104,041	$88,957	$329,009	$—	$329,009
January 31, 2010	$121,603	$96,614	$77,612	$295,829	$—	$295,829

Six months ended:
January 31, 2011	$281,999	$196,091	$180,507	$658,597	$—	$658,597
January 31, 2010	$257,842	$190,949	$165,524	$614,315	$—	$614,315

SALES GROWTH INFORMATION
Three months ended January 31, 2011
Base	9.7%	12.4%	6.9%	9.8%	—	9.8%
Currency	0.8%	(6.9%)	5.6%	(0.4%)	—	(0.4%)
Acquisitions/Divestitures	1.4%	2.2%	2.1%	1.8%	—	1.8%

Total	11.9%	7.7%	14.6%	11.2%	—	11.2%

Six months ended January 31, 2011
Base	6.8%	6.6%	3.1%	5.7%	—	5.7%
Currency	0.8%	(6.9%)	5.0%	(0.5%)	—	(0.5%)
Acquisitions/Divestitures	1.8%	3.0%	1.0%	2.0%	—	2.0%

Total	9.4%	2.7%	9.1%	7.2%	—	7.2%

SEGMENT PROFIT
Three months ended:
January 31, 2011	$31,015	$29,165	$11,524	$71,704	$(5,088)	$66,616
January 31, 2010	$23,546	$25,947	$10,687	$60,180	$(3,683)	$56,497
Percentage change	31.7%	12.4%	7.8%	19.1%		17.9%

Six months ended:
January 31, 2011	$70,374	$53,226	$28,353	$151,953	$(8,525)	$143,428
January 31, 2010	$56,347	$50,809	$25,814	$132,970	$(6,603)	$126,367
Percentage change	24.9%	4.8%	9.8%	14.3%		13.5%
NET INCOME RECONCILIATION

	Three months ended:		Six months ended:
	January 31,	January 31,	January 31,	January 31,
(Dollars in thousands)	2011	2010	2011	2010
Total profit from reportable segments	$71,704	$60,180	$151,953	$132,970
Corporate and eliminations	(5,088)	(3,683)	(8,525)	(6,603)
Unallocated amounts:
Administrative costs	(27,402)	(28,946)	(58,970)	(59,659)
Restructuring charges	(2,134)	(3,649)	(5,775)	(7,250
Investment and other income	1,174	1,104	1,464	1,153
Interest expense	(5,850)	(5,163)	(11,537)	(10,325)

Income before income taxes	32,404	19,843	68,610	50,286
Income taxes	(8,205)	(4,842)	(18,130)	(13,617)

Net income	$24,199	$15,001	$50,480	$36,669

The Company evaluates short-tem segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.
Americas:
Americas sales increased 11.9% to $136.0 million for the quarter and 9.4% to $282.0 million for the six months ended January 31, 2011, compared to $121.6 million and $257.8 million for the same three and six-month periods, respectively, in the prior year. Organic sales increased 9.7% and 6.8% during the quarter and year-to-date, respectively, as compared to the same periods in the previous year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a positive impact on sales of 0.8% in both the quarter and in the six-month period. Sales resulting from acquisitions net of divestiture increased 1.4% for the quarter and 1.8% for the six-month period. This increase in sales resulted from the second quarter of fiscal 2010 acquisition of Stickolor, offset by the reduction in sales due to the divestiture of Teklynx. The increases in organic sales of 9.7% for the three-month period and 6.8% for the six-month period was driven by the broad-based improvement in the Company’s core markets in addition to the positive results from the Company’s targeted strategies to grow sales. The segment continues to focus on the sale of new, differentiated products, while continuing growth in new markets.
Segment profit increased 31.7% to $31.0 million from $23.5 million for the quarter and increased 24.9% to $70.4 million from $56.3 million for the six months ended January 31, 2011, compared to the same periods in the prior year. Segment profit was positively impacted by increased sales volume. The segment continued to drive productivity improvements through consolidating facilities, and implementing other operational improvement initiatives to further reduce costs and improve productivity. As a percentage of sales, segment profit in the three months ended January 31, 2011 increased to 22.8% from 19.4% and for the six months ended January 31, 2011 increased to 25.0% from 21.9%, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales was due to the cost reduction efforts and productivity improvements described above.
Europe:
Europe sales increased 7.7% to $104.0 million for the quarter and increased 2.7% to $196.1 million for the six months ended January 31, 2011, compared to $96.6 million and $190.9 million for the same periods in the prior year. Organic sales increased 12.4% and 6.6% for the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were negatively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which reduced sales in the segment by 6.9% in both the quarter and in the six-month period. Segment sales increased 2.2% during the quarter and 3.0% during the six-month period as result of the fiscal 2010 acquisitions of Welco and Securimed, net of the fiscal 2011 divestiture of Teklynx. The winter campaigns in Europe generated incremental sales for the segment during the quarter ended January 31, 2011. The segment’s organic sales were positively impacted during the three and six months ended January 31, 2011 as a result of improvements in the core growth in all business streams due to the combination of product breadth and new product launches.
Segment profit increased 12.4% to $29.2 million from $25.9 million for the quarter and increased 4.8% to $53.2 million from $50.8 million for the six months ended January 31, 2011, compared to the same periods in the prior year. The increase in segment profit for the quarter and the first half of the year was attributable to the increased sales as discussed above. As a percentage of sales, segment profit increased to 28.0% from 26.9% in the second quarter of fiscal 2011 and increased to 27.1% from 26.6% in the six months ended January 31, 2011, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales in the quarter was partially due to the increased sales volumes during the quarter, the continued efforts to streamline selling expenses through strategic initiatives, offset by the impact of foreign currency translation on the reported results.
Asia-Pacific:
Asia-Pacific sales increased 14.6% to $89.0 million from $77.6 million for the quarter and 9.1% to $180.5 million from $165.5 million for the six months ended January 31, 2011, as compared to the same periods in the prior year. Organic sales increased 6.9% in the quarter and 3.1% for the six-month period, compared to the same periods in the previous year. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, increasing segments sales by 5.6% for the quarter and 5.0% for the six-month period ended January 31, 2011. The increase in organic sales for the three and six months ended January 31, 2011 was driven by increased sales in the consumer electronic market in addition to the expanded focus on MRO applications throughout the segment.
Segment profit increased 7.8% to $11.5 million from $10.7 million for the quarter and increased 9.8% to $28.4 million from $25.8 million for the six months ended January 31, 2011, compared to the same periods in the prior year. As a percentage of sales, segment profit declined to 13.0% from 13.8% in the second quarter of fiscal 2011 and increased to 15.7% from 15.6% in the six months ended January 31, 2011, compared to the same periods in the prior year. The increase in segment profit during the three and six months ended January 31, 2011 was primarily due to the segment’s increased focus on higher-end, value-added solutions, newly launched products and the cost savings generated from lean initiatives including the Brady Business Performance System. Segment profit as a percentage of sales declined during the quarter, primarily due to the segment’s increased investment in new product development.

Financial Condition
Cash and cash equivalents were $362.3 million at January 31, 2011, compared to $314.8 million at July 31, 2010. The increase in cash of $47.5 million was the result of cash provided by operations of $57.6 million, cash received from the sale of business, and the positive effects of the depreciation of the U.S. dollar against other currencies, partially offset by cash used for acquisitions and dividends during the six months ended January 31, 2011.
The Company’s working capital, excluding cash and cash equivalents, increased to $83.5 million at January 31, 2011 from $60.3 million at July 31, 2010. Accounts receivable increased $18.6 million for the six months ended January 31, 2011 mainly due to higher sales volumes. Inventories increased $4.2 million for the six months ending January 31, 2011 due to increased production volumes and the impact of foreign currency translation on the Company’s foreign inventory balances. The net decrease in current liabilities was $2.1 million from July 31, 2010 to January 31, 2011. The decrease in the current liabilities was primarily due to the decrease in accrued wages due to the payment of the Company’s fiscal 2010 incentive compensation during the six months ended January 31, 2011, partially offset by the fiscal 2011 incentive compensation accrual to be paid in fiscal 2012.
Cash flow from operating activities totaled $57.6 million for the six months ended January 31, 2011, compared to $68.0 million for the same period last year. The decrease was primarily due to the payment of the Company’s fiscal 2010 annual incentive compensation during the six months ended January 31, 2011, whereas no incentive compensation was paid in same period in the prior year due to the elimination of the annual incentive compensation in fiscal 2009.
Cash used for acquisitions totaled $8.0 million for the six months ended January 31, 2011 due to the acquisition of ID Warehouse. The Company used $20.3 million for acquisitions of Welco and Stickolor during the six months ended January 31, 2010; the net cash paid for Welco and Stickolor was $1.8 million and $18.5 million, respectively. Cash received from divestiture was $13.0 million during the six months ended January 31, 2011 as a result of the sale of the Teklynx.
Capital expenditures were $9.0 million for the six months ended January 31, 2011, compared to $15.0 million in the same period last year. Capital expenditures were $26.3 million during the twelve months ended July 31, 2010. The Company expects the capital expenditures to be approximately $25.0 million for the twelve months ending July 31, 2011. Net cash used in financing activities was $13.7 million for the six months ended January 31, 2011, due primarily to the payment of dividends, partially offset by the proceeds from the issuance of the common stock related to stock option exercises.

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
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of January 31, 2011, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of January 31, 2011, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.1 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2011 the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 2.2 to 1.0 and the interest expense coverage ratio equal to 7.1 to 1.0.
Long-term obligations, less current obligations, as a percentage of long-term obligations, less current obligations, plus stockholders’ investment were 26.5% at January 31, 2011 and 27.6% at July 31, 2010. Long-term obligations increased by $4.9 million from July 31, 2010 to January 31, 2011 due to the negative impact of foreign currency translation on the Company’s Euro-denominated debt.
Stockholders’ investment increased $72.4 million during the six months ended January 31, 2011 as a result of the Company’s net income of $50.5 million as well as the increase in the accumulated other comprehensive income of $29.8 million due to the impact of foreign currency translation. The increase was offset by the dividends paid on Class A and Class B Common Stock of $17.8 million and $1.2 million, respectively.

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
Subsequent Events Affecting Financial Condition
On February 17, 2011 the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on April 29, 2011 to shareholders of record at the close of business on April 8, 2011.

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
Related-Party Transactions — The Company evaluated its affiliated party transactions for the period ended January 31, 2011. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Japanese Yen, and the Korean Won. As of January 31, 2011, the amount of outstanding foreign exchange contracts was $144.5 million. In fiscal 2010 and continuing in fiscal 2011, the Company also hedged portions of its net investments in its European foreign operations using forward foreign exchange currency contracts and Euro-denominated debt of €75.0 million designated as a hedge instrument.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2011, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2011 were $0.3 million unfavorable and $29.8 million favorable, respectively. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2010 were $18.8 million unfavorable and $5.8 million favorable, respectively. As of January 31, 2011 and 2010, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $367.1 million and $229.9 million, respectively. The potential increase in the net current assets as of January 31, 2011 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $36.7 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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
SIGNATURES

BRADY CORPORATION
Date: March 8, 2011	/s/ Frank M. Jaehnert
Frank M. Jaehnert
President & Chief Executive Officer

Date: March 8, 2011	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)