Form 10-Q
period 2011-04-30
BRADY CORP
filed 2011-06-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011
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
As of May 31, 2011, there were outstanding 49,278,752 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. Other Information

Item 6. Exhibits	27

EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,978	$314,840
Accounts receivable — net	235,634	221,621
Inventories:
Finished products	59,727	52,906
Work-in-process	14,741	13,146
Raw materials and supplies	28,034	28,620

Total inventories	102,502	94,672
Prepaid expenses and other current assets	39,614	37,839

Total current assets	751,728	668,972
Other assets:
Goodwill	799,395	768,600
Other intangible assets	96,386	103,546
Deferred income taxes	52,744	39,103
Other	19,633	20,808
Property, plant and equipment:
Cost:
Land	6,416	6,265
Buildings and improvements	103,060	101,138
Machinery and equipment	302,017	289,727
Construction in progress	13,601	9,873

	425,094	407,003
Less accumulated depreciation	284,334	261,501

Property, plant and equipment — net	140,760	145,502

Total	$1,860,646	$1,746,531

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$90,621	$96,702
Wages and amounts withheld from employees	67,316	67,285
Taxes, other than income taxes	9,061	7,537
Accrued income taxes	17,399	10,138
Other current liabilities	65,300	50,862
Current maturities on long-term obligations	61,264	61,264

Total current liabilities	310,961	293,788
Long-term obligations, less current maturities	351,789	382,940
Other liabilities	65,741	64,776

Total liabilities	728,491	741,504
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 49,226,952 and 48,875,716 shares, respectively	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	308,908	304,205
Earnings retained in the business	769,081	718,512
Treasury stock — 1,724,535 and 2,175,771 shares, respectively, of Class A nonvoting common stock, at cost	(51,959)	(66,314)
Accumulated other comprehensive income	109,840	50,905
Other	(4,263)	(2,829)

Total stockholders’ investment	1,132,155	1,005,027

Total	$1,860,646	$1,746,531

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30,			Nine Months Ended April 30,
	(Unaudited)			(Unaudited)
			Percentage			Percentage
	2011	2010	Change	2011	2010	Change
Net sales	$337,896	$321,887	4.9%	$996,493	$936,202	6.4%
Cost of products sold	170,258	161,690	5.3%	505,333	471,644	7.1%

Gross margin	167,638	160,197	4.6%	491,160	464,558	5.7%

Operating expenses:
Research and development	10,550	10,709	(1.5%)	32,226	30,950	4.1%
Selling, general and administrative	115,006	111,227	3.4%	332,394	328,638	1.1%
Restructuring charge — (See Note J)	1,211	2,347	(48.4%)	6,986	9,597	(27.2%)

Total operating expenses	126,767	124,283	2.0%	371,606	369,185	0.7%

Operating income	40,871	35,914	13.8%	119,554	95,373	25.4%

Other income (expense):
Investment and other income — net	1,428	121	1080.2%	2,892	1,273	127.2%
Interest expense	(5,103)	(5,147)	(0.9%)	(16,640)	(15,472)	7.5%

Income before income taxes	37,196	30,888	20.4%	105,806	81,174	30.3%

Income taxes	8,607	7,193	19.7%	26,737	20,810	28.5%

Net income	$28,589	$23,695	20.7%	$79,069	$60,364	31.0%

Per Class A Nonvoting Common Share:
Basic net income	$0.54	$0.45	20.0%	$1.50	$1.15	30.4%
Diluted net income	$0.54	$0.45	20.0%	$1.49	$1.14	30.7%
Dividends	$0.18	$0.175	2.9%	$0.54	$0.525	2.9%

Per Class B Voting Common Share:
Basic net income	$0.54	$0.45	20.0%	$1.48	$1.13	31.0%
Diluted net income	$0.54	$0.45	20.0%	$1.47	$1.12	31.3%
Dividends	$0.18	$0.175	2.9%	$0.523	$0.508	3.0%

Weighted average common shares outstanding (in thousands):
Basic	52,701	52,427		52,581	52,378
Diluted	53,337	52,873		53,067	52,971
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	April 30,
	(Unaudited)
	2011	2010
Operating activities:
Net income	$79,069	$60,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,522	40,276
Non-cash portion of restructuring charges	2,155	1,455
Non-cash portion of stock-based compensation expense	9,396	7,574
Gain on the divestiture of business	(4,394)	—
Deferred income taxes	(9,018)	(4,582)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	211	(17,192)
Inventories	(1,491)	3,887
Prepaid expenses and other assets	772	(5,273)
Accounts payable and accrued liabilities	(8,355)	31,493
Income taxes	4,579	152

Net cash provided by operating activities	110,446	118,154

Investing activities:
Acquisition of businesses, net of cash acquired	(7,970)	(30,431)
Divestiture of business, net of cash retained in business	12,979	—
Payments of contingent consideration	(979)	—
Purchases of property, plant and equipment	(13,671)	(20,927)
Other	(379)	1,197

Net cash used in investing activities	(10,020)	(50,161)

Financing activities:
Payment of dividends	(28,500)	(27,560)
Proceeds from issuance of common stock	7,154	3,494
Principal payments on debt	(42,514)	(26,143)
Income tax benefit from the exercise of stock options and deferred compensation distribution	1,075	182

Net cash used in financing activities	(62,785)	(50,027)

Effect of exchange rate changes on cash	21,497	984

Net increase in cash and cash equivalents	59,138	18,950
Cash and cash equivalents, beginning of period	314,840	188,156

Cash and cash equivalents, end of period	$373,978	$207,106

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$16,379	$18,217
Income taxes, net of refunds	26,695	18,296
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$4,624	$15,366
Liabilities assumed	(1,446)	(5,201)
Goodwill	4,792	20,266

Net cash paid for acquisitions	$7,970	$30,431

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2011
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2011 and July 3l, 2010, its results of operations for the three and nine months ended April 30, 2011 and 2010, and its cash flows for the nine months ended April 30, 2011 and 2010. The condensed consolidated balance sheet as of July 31, 2010 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The operating activities including “Other,” “Other liabilities,” and “Accounts payable and accrued liabilities”, which were previously disclosed as single line items, have been combined and reported as “Accounts payable and accrued liabilities” on the Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2011 and 2010. These reclassifications had no effect on total assets, net income, or earnings per share.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2011, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600
Current year acquisitions	—	—	4,792	4,792
Current year divestitures	(3,696)	(8,380)	—	(12,076)
Translation adjustments	4,203	18,847	15,029	38,079

Balance as of April 30, 2011	$425,525	$173,656	$200,214	$799,395

Goodwill increased $30,795 during the nine months ended April 30, 2011. Of the $30,795 increase, $38,079 was due to the positive effects of foreign currency translation and $4,792 resulted from the acquisition of ID Warehouse during the second quarter of fiscal 2011. The increase was offset by a $12,076 decrease in goodwill as a result of the divestiture of the Company’s Teklynx business during the second quarter of fiscal 2011. See Note L, “Acquisitions and Divestitures” for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	April 30, 2011				July 31, 2010
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,687	$(8,452)	$1,235	5	$9,314	$(7,855)	$1,459
Trademarks and other	7	9,434	(6,505)	2,929	7	8,823	(5,685)	3,138
Customer relationships	7	164,840	(115,293)	49,547	7	152,720	(95,996)	56,724
Non-compete agreements	4	13,523	(12,709)	814	4	11,930	(11,059)	871
Other	4	2,731	(2,723)	8	4	3,309	(3,297)	12
Unamortized other intangible assets:
Trademarks	N/A	41,853	—	41,853	N/A	41,342	—	41,342

Total		$242,068	$(145,682)	$96,386		$227,438	$(123,892)	$103,546

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at April 30, 2011 differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2011. The acquisition completed during the nine months ended April 30, 2011 increased the customer relationships by $1,846 and increased the amortizable trademarks by $487. See Note L, “Acquisitions and Divestitures” for further discussion.
Amortization expense on intangible assets was $5,117 and $5,160 for the three-month periods ended April 30, 2011 and 2010, respectively and $15,387 and $16,395 for the nine-month periods ended April 30, 2011 and 2010, respectively. Annual amortization is projected to be $20,740, $16,794, $10,959, $5,941 and $5,531 for the years ending July 31, 2011, 2012, 2013, 2014 and 2015, respectively.
NOTE C — Comprehensive Income
Total comprehensive income for the periods presented was a follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010

Net Income	$28,589	$23,695	$79,069	$60,364
Unrealized (loss) gain on cash flow hedges	(315)	110	(1,206)	63
Amortization of gain on post-retirement medical, dental and vision plan	(31)	(63)	(126)	(208)
Foreign currency translation adjustments	30,512	(1,758)	60,267	4,092

Total comprehensive income	$58,755	$21,984	$138,004	$64,311

The increase in total comprehensive income for the quarter ended April 30, 2011 as compared to April 30, 2010 was primarily due to the depreciation of the U.S. dollar against other currencies.

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
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
Numerator:
Net income (numerator for basic and diluted Class A net income per share)	$28,589	$23,695	$79,069	$60,364
Less:
Restricted stock dividends	(56)	(37)	(168)	(111)

Numerator for basic and diluted Class A net income per share	$28,533	$23,658	$78,901	$60,253

Less:
Preferential dividends	—	—	(820)	(816)
Preferential dividends on dilutive stock options	—	—	(6)	(11)

Numerator for basic and diluted Class B net income per share	$28,533	$23,658	$78,075	$59,426

Denominator:
Denominator for basic net income per share for both Class A and Class B	52,701	52,427	52,581	52,378
Plus: Effect of dilutive stock options	636	446	486	593

Denominator for diluted net income per share for both Class A and Class B	53,337	52,873	53,067	52,971

Class A Nonvoting Common Stock net income per share:
Basic	$0.54	$0.45	$1.50	$1.15
Diluted	$0.54	$0.45	$1.49	$1.14

Class B Voting Common Stock net income per share:
Basic	$0.54	$0.45	$1.48	$1.13
Diluted	$0.54	$0.45	$1.47	$1.12
Options to purchase approximately 2,500,000 and 3,100,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2011, respectively, and 2,800,000 and 2,700,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2010, respectively, were not included in the computations of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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
Following is a summary of segment information for the three and nine months ended April 30, 2011 and 2010:

					Corporate
				Total	And
	Americas	Europe	Asia-Pacific	Regions	Eliminations	Totals
Three months ended April 30, 2011:
Revenues from external customers	$149,217	$105,894	$82,785	$337,896	$—	$337,896
Intersegment revenues	9,938	696	5,960	16,594	(16,594)	—
Segment profit	38,292	28,938	9,976	77,206	(3,561)	73,645

Three months ended April 30, 2010:
Revenues from external customers	$144,413	$98,152	$79,322	$321,887	$—	$321,887
Intersegment revenues	11,624	791	4,443	16,858	(16,858)	—
Segment profit	33,858	27,472	12,775	74,105	(3,558)	70,547

Nine months ended April 30, 2011:
Revenues from external customers	$431,216	$301,985	$263,292	$996,493	$—	$996,493
Intersegment revenues	30,729	2,209	18,306	51,244	(51,244)	—
Segment profit	108,666	82,165	38,330	229,161	(12,087)	217,074

Nine months ended April 30, 2010:
Revenues from external customers	$402,255	$289,101	$244,846	$936,202	$—	$936,202
Intersegment revenues	32,657	3,367	13,344	49,368	(49,368)	—
Segment profit	90,205	78,281	38,589	207,075	(10,161)	196,914
Following is a reconciliation of segment profit to net income for the three months and nine months ended April 30, 2011 and 2010.

	Three months ended:		Nine months ended:
	April 30,		April 30,
	2011	2010	2011	2010
Total profit from reportable segments	$77,206	$74,105	$229,161	$207,075
Corporate and eliminations	(3,561)	(3,558)	(12,087)	(10,161)
Unallocated amounts:
Administrative costs	(31,563)	(32,286)	(90,534)	(91,944)
Restructuring charges	(1,211)	(2,347)	(6,986)	(9,597)
Investment and other income	1,428	121	2,892	1,273
Interest expense	(5,103)	(5,147)	(16,640)	(15,472)

Income before income taxes	37,196	30,888	105,806	81,174
Income taxes	(8,607)	(7,193)	(26,737)	(20,810)

Net income	$28,589	$23,695	$79,069	$60,364

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
As of April 30, 2011, the Company has reserved 5,885,249 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 740,000 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended April 30, 2011 and 2010 was $2,527 ($1,541 net of taxes) and $2,418 ($1,475 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2011 and 2010 was $9,396 ($5,732 net of taxes) and $7,574 ($4,620 net of taxes), respectively. As of April 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $18,384 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.
The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2011 and 2010 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended		Nine Months Ended
	April 30, 2011		April 30, 2010
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.91	6.57	5.95	6.57
Expected volatility	40.22%	39.39%	39.85%	38.72%
Expected dividend yield	1.94%	1.96%	3.02%	3.02%
Risk-free interest rate	1.65%	2.35%	2.65%	3.03%
Weighted-average market value of underlying stock at grant date	$29.10	28.43	$28.73	28.73
Weighted-average exercise price	$29.10	28.35	$28.73	29.78
Weighted-average fair value of options granted during the period	$9.58	9.87	$8.78	8.70
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
The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of April 30, 2011, 310,000 performance-based restricted shares were outstanding.
The Company granted 465,000 performance-based stock options during the nine months ended April 30, 2011, with a weighted average exercise price of $28.35 and a weighted average fair value of $9.87. The Company also granted 897,500 service-based stock options during the nine months ended April 30, 2011, with a weighted average exercise price of $29.10 and a weighted average fair value of $9.58.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2010	5,108,736	$28.69
New grants	1,362,500	$28.84
Exercised	(366,488)	$19.43
Forfeited or expired	(292,499)	$31.65

Outstanding at April 30, 2011	5,812,249	$29.16	6.62	$48,729

Exercisable at April 30, 2011	3,359,215	$29.70	5.00	$26,350

There were 3,359,215 and 3,104,089 options exercisable with a weighted average exercise price of $29.70 and $28.34 at April 30, 2011 and 2010, respectively. The cash received from the exercise of options during the quarters ended April 30, 2011 and 2010 was $2,244 and $1,822, respectively. The cash received from the exercise of options during the nine months ended April 30, 2011 and 2010 was $7,154 and $3,494, respectively. The cash received from the tax benefit on stock options exercised during the quarter ended April 30, 2011 and 2010 was $695 and $462, respectively. The cash received from the tax benefit on options exercised during the nine months ended April 30, 2011 and 2010 was $1,398 and $845, respectively.
The total intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options exercised during the nine months ended April 30, 2011 and 2010, based upon the average market price during the period, was $4,907 and $2,660, respectively. The total fair value of stock options vested during the nine months ended April 30, 2011 and 2010 was $6,775 and $5,294, respectively.
NOTE G — Stockholders’ Investment
In fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 102,067 shares of its Class A Common Stock for $2.5 million in fiscal 2010 in connection with its stock repurchase plans. No shares were reacquired during the nine months ended April 30, 2011. As of April 30, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.
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
The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2011, and July 31, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered as
	Quoted Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair	Balance Sheet
	(Level 1)	(Level 2)	(Level 3)	Value	Classification
April 30, 2011:
Trading Securities	$11,236	$—	$—	$11,236	Other assets
Foreign exchange contracts — cash flow hedges	—	65	—	65	Prepaid expenses and other current assets

Total Assets	$11,236	$65	$—	$11,301

Foreign exchange contracts — cash flow hedges	$—	$1,672	—	$1,672	Other current liabilities
Foreign exchange contracts — net investment hedge	—	14,069	—	14,069	Other current liabilities
Foreign exchange contracts	—	—	—	—	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	109,110	—	109,110	Long term obligations, less current maturities

Total Liabilities	$—	$124,851	$—	$124,851

July 31, 2010:
Trading Securities	$8,757	$—	$—	$8,757	Other assets
Foreign exchange contracts — cash flow hedges	—	156	—	156	Prepaid expenses and other current assets
Foreign exchange contracts	—	24	—	24	Prepaid expenses and other current assets

Total Assets	$8,757	$180	$—	$8,937

Foreign exchange contracts — cash flow hedges	$—	$829	$—	$829	Other current liabilities
Foreign exchange contracts		64		64	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	97,747	—	97,747	Long term obligations, less current maturities

Total Liabilities	$—	$98,640	$—	$98,640

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Trading Securities: The Company’s deferred compensation investments consist of investments in mutual funds. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the nine months ended April 30, 2011.
The Company’s financial instruments, other than those presented in the disclosures above, include cash, notes receivable, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s long-term obligations including current maturities, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $430,276 and $467,479 at April 30, 2011 and July 31, 2010, respectively, as compared to the carrying value of $413,053 and $444,204 at April 30, 2011 and July 31, 2010, respectively.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the nine months ended April 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than for the acquisition of ID Warehouse and divestiture of the Teklynx business. See Note L, “Acquisitions and Divestitures” for further information.
NOTE J — Restructuring
In fiscal 2010, the Company continued the execution of its restructuring actions announced in fiscal 2009. As a result of these actions, the Company recorded restructuring charges of $15,314 in fiscal 2010. The restructuring charges included $10,850 of employee separation costs, $2,260 of non-cash fixed asset write-offs, $1,493 of other facility closure related costs, and $711 of contract termination costs. The Company continued executing its restructuring actions during the nine months ended April 30, 2011.
During the three and nine months ended April 30 2011, the Company recorded restructuring charges of $1,211 and $6,986, respectively. The year-to-date charges of $6,986 consisted of $4,531 of employee separation costs, $2,155 of fixed asset write-offs, and $300 of other facility closure related costs and contract termination costs. Of the $6,986 of restructuring charges recorded during the nine months ended April 30, 2011, $4,401 was incurred in the Americas, $2,457 was incurred in Europe, and $128 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s fiscal 2011 restructuring activity is as follows:

	Employee	Asset Write-
	Related	offs	Other	Total
Beginning balance, July 31, 2010	$6,055	$—	$106	$6,161

Restructuring charge	2,665	951	25	3,641
Non-cash write-offs	—	(951)	—	(951)
Cash payments	(3,413)	—	(112)	(3,525)

Ending balance, October 31, 2010	$5,307	$—	$19	$5,326

Restructuring charge	1,213	763	158	2,134
Non-cash write-offs	—	(763)	—	(763)
Cash payments	(2,679)	—	(169)	(2,848)

Ending balance, January 31, 2011	$3,841	$—	$8	$3,849

Restructuring charge	653	441	117	1,211
Non-cash write-offs	—	(441)	—	(441)
Cash payments	(1,823)	—	(117)	(1,940)

Ending balance, April 30, 2011	$2,671	$—	$8	$2,679

NOTE K — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 12 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2011 and July 31, 2010, the notional amount of outstanding forward exchange contracts was $120,475 and $45,328, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the three-month or nine-month periods ended April 30, 2011 and 2010.
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
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At April 30, 2011 and July 31, 2010, unrealized losses of $2,210 and $493 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At April 30, 2011 and July 31, 2010, the Company had $65 and $156 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2011 and July 31, 2010, the Company had $1,672 and $829, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2011 and July 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $20,475 and $32,020, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.
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
During the three and nine month period ended April 30, 2011, the Company used forward foreign exchange currency contracts designated as net investment hedges to hedge portions of the Company’s net investments in Euro-denominated foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income where it offsets gains and losses recorded on the Company’s net investment in Euro-denominated foreign operations. Any ineffective portions are recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At April 30, 2011, the Company had $14,069 of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. At April 30, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $100,000. There were no forward foreign exchange contracts designated as net investment hedges outstanding as of July 31, 2010.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2011		July 31, 2010		April 30, 2011		July 31, 2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments

Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$65	Prepaid expenses and other current assets	$156	Other current liabilities	$1,672	Other current liabilities	$829

Net investment hedges

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$109,110	Long term obligations, less current maturities	$97,747

Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$14,069	Other current liabilities	$—

Total derivatives designated as hedging instruments		$65		$156		$124,851		$98,576

Derivatives not designated as hedging instruments

Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$24	Other current liabilities	$—	Other current liabilities	$64

Total derivatives not designated as hedging instruments		$—		$24		$—		$64

The pre-tax effects of derivative instruments designated as cash flow hedges and net investment hedges on the Condensed Consolidated Statements of Income consisted of the following:

Location of
			Gain or	Amount of Gain or (Loss)		Location of	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		(Loss)	Reclassified From		Gain or	Recognized in Income on
	Recognized in OCI on		Reclassified	Accumulated OCI Into Income		(Loss)	Derivative (Ineffective
	Derivative (Effective Portion)		From	(Effective Portion)		Recognized	Portion)
	Nine	Nine	Accumulated	Nine	Nine	in Income	Nine	Nine
Derivatives in	months	months	OCI into	months	months	on	months	months
Cash Flow	ended	ended	Income	ended	ended	Derivative	ended	ended
Hedging	April 30,	April 30,	(Effective	April 30,	April 30,	(Ineffective	April	April 30,
Relationships	2011	2010	Portion)	2011	2010	Portion)	30, 2011	2010
Cash Flow Hedges
Foreign exchange contracts	$(2,210)	$(120)	Cost of Goods Sold	$(887)	$—	Cost of Goods Sold	$—	$—

Total	$(2,210)	$(120)		$(887)	$—		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheet consisted of the following:

				Amount of Gain
				or (Loss)			Amount of Gain
	Amount of Gain or (Loss)			Reclassified From			or (Loss)
	Recognized in OCI on		Location of Gain	Accumulated OCI			Recognized in
	Derivative		or (Loss)	Into Income		Location of	Income on Derivative
Derivatives in	(Effective Portion)		Reclassified From	(Effective Portion)		Gain or (Loss)	(Ineffective Portion)
Net Investment	Nine months ended		Accumulated	Nine months ended		Recognized in	Nine months ended
Hedging	April 30,		OCI into Income	April 30,		Income on Derivative	April 30,
Relationships	2011	2010	(Effective Portion)	2011	2010	(Ineffective Portion)	2011	2010
Foreign currency denominated debt	$(11,362)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—
Foreign exchange contracts	$(14,069)	$(1,326)	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$(25,431)	$(1,326)		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedge instruments on the Condensed Consolidated Statements of Income consisted of the following:

		Amount of Gain or (Loss)
		Recognized in Income on Derivative
	Location of Gain or	Nine months	Nine months
	(Loss) Recognized in	ended April 30,	ended April 30,
Derivatives Not Designated as Hedging Instruments	Income on Derivative	2011	2010
Foreign exchange contracts	Other income (expense)	$(953)	$(402)

Total		$(953)	$(402)

NOTE L — Acquisitions and Divestitures
On November 1, 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia-Pacific segment. The purchase price allocation resulted in $4,792 assigned to goodwill, $1,846 assigned to customer relationships, and $487 assigned to non-compete agreements. The amounts assigned to the customer relationships and non-compete agreements are being amortized over 10 and 5 years, respectively. The Company expects the acquisition to further strengthen its position in the people identification business in Australia and the segment.
The results of the operations of the acquired business have been included since the date of acquisition in the accompanying condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisition included above and will adjust the allocations as additional information relative to the fair value of assets and liabilities of the acquired business becomes known. Pro forma information related to the acquisition of ID Warehouse was not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
On December 16, 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and Europe segments. The Company received proceeds of $12,979, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Condensed Consolidated Statement of Income for the nine month periods ended April 30, 2011. The divestiture of the Teklynx business was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core business.

NOTE M — Updated Accounting Policies
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The Company adopted the new guidance in the second quarter of fiscal 2011. The new guidance provides for additional disclosure included herein.
Accounts receivables are stated net of allowances for doubtful accounts of $5,523 and $7,137 as of April 30, 2011 and July 31, 2010, respectively. No single customer comprised more than 10% of the Company’s consolidated net sales as of April 30, 2011 or July 31, 2010, or 10% of the Company’s consolidated accounts receivable as of April 30, 2011 and July 31, 2010. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at different rates, based upon the age of the receivable and the Company’s historical collection experience.
In addition, the Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of April 30, 2011 and July 31, 2010, the Company had a reserve of $4,414 and $3,963, respectively.
NOTE N — Subsequent Events
On May 17, 2011, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on July 29, 2011 to shareholders of record at the close of business on July 8, 2011.

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
Sales for the quarter ended April 30, 2011, increased 4.9% to $337.9 million, compared to $321.9 million in the same period of fiscal 2010. Of the increase in sales, organic sales increased 1.0%, acquisitions net of divestitures added 0.4% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 3.5%. Net income for the quarter ended April 30, 2011, was $28.6 million or $0.54 per diluted Class A Nonvoting Common Share, up 20.7% and 20.0%, respectively, from $23.7 million or $0.45 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year. Net income before restructuring-related expenses for the quarter ended April 30, 2011 was $29.5 million, or $0.55 per diluted Class A Nonvoting Common Share, an increase of 16.1% from $25.4 million, or $0.48 per diluted Class A Nonvoting Common Share for the quarter ended April 30, 2010.
Sales for the nine months ended April 30, 2011, increased 6.4% to $996.5 million, compared to $936.2 million in the same period of fiscal 2010. Of the increase in sales, organic sales increased 4.1%, acquisitions net of divestitures added 1.4% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales 0.9%. Net income for the nine months ended April 30, 2011, was $79.1 million or $1.49 per diluted Class A Nonvoting Common Share, up 31.0% and 30.7%, respectively, from $60.4 million or $1.14 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. Net income before restructuring-related expenses for the nine months ended April 30, 2011 was $84.1 million or $1.58 per diluted Class A Nonvoting Common Share, an increase of 25.0% from $67.3 million or $1.27 per diluted Class A Nonvoting Common Share, for the nine months ended April 30, 2010.
Results of Operations
The comparability of the operating results for the three and nine months ended April 30, 2011, to the prior year has been impacted by the following acquisitions and divestiture completed in fiscal 2011 and fiscal 2010.
Fiscal 2011

	Segment	Date Completed
Acquisitions
ID Warehouse	Asia Pacific	November 2010

Divestiture
Teklynx	Americas Europe	December 2010
Fiscal 2010

	Segment	Date Completed
Acquisitions
Welconstruct Group Limited (“Welco”)	Europe	October 2009
Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”)	Americas	December 2009
Securimed SAS (“Securimed”)	Europe	March 2010

Sales for the three months ended April 30, 2011, increased 4.9% compared to the same period in fiscal 2010. The increase was comprised of an increase in organic sales of 1.0%, an increase of 0.4% due to the acquisitions net of divestitures listed in the above table, and an increase of 3.5% due to the effect of currencies on sales. Organic sales grew during the third quarter of fiscal 2011 in the Americas and Europe segments by 2.7% and 3.6%, respectively, partially offset by a decline in organic sales of 5.1% in the Asia-Pacific segment. The organic sales increase experienced in the Americas was due primarily to the strong Brady brand sales growth and new products positively received by end—users and distributors. The increase in Europe’s organic sales was mainly a result of the Brady business in Germany and in Southern Europe. The decline in organic sales for the Asia-Pacific segment was due to the reduced demand from one of our largest mobile handset customers and Japan-related supply chain issues experienced by the Company’s customers.
Sales for the nine months ended April 30, 2011, increased 6.4% compared to the same period in fiscal 2010. The increase was comprised of a 4.1% increase in organic sales and an increase of 1.4% resulting from sales related to the acquisitions of ID Warehouse in fiscal 2011 and the acquisitions of Welco, Stickolor and Securimed in fiscal 2010, net of divestiture. The positive impact of the fluctuations in exchange rates also increased sales in the quarter by 0.9%. The increase in organic sales was comprised of increases of 5.3% in the Americas segment, 5.6% in the Europe segment, and 0.4% in the Asia-Pacific segment.
Gross margin as a percentage of sales decreased to 49.6% from 49.8% for the quarter and to 49.3% from 49.6% for the nine months ended April 30, 2011, compared to the same periods of the previous year. This decrease in gross margin as a percentage of sales for the three and nine months ended April 30, 2011 was primarily due to the increased costs of raw materials which the Company was not able to offset through continued cost reduction activities or price increases.
Research and development (“R&D”) expenses decreased 1.5% to $10.6 million for the quarter and increased 4.1% to $32.2 million for the nine months ended April 30, 2011, compared to $10.7 million and $31.0 million for the same periods in the prior year, respectively. The decrease for the quarter ended April 30, 2011 was due to the elimination of the R&D expenses incurred by the Company’s previously owned Teklynx business in the second quarter of fiscal 2011. As a percentage of sales, R&D expenses represented a lower percentage of sales, declining to 3.1% in the third quarter of fiscal 2011 from 3.3% in the third quarter of fiscal 2010, and declining to 3.2% in the first nine months of fiscal 2011 compared to 3.3% in the first nine months of fiscal 2010. The Company continues its commitment to innovation and new product development and expects R&D expense to continue to increase through fiscal 2011.
Selling, general and administrative (“SG&A”) expenses increased 3.4% to $115.0 million for the three months ended April 30, 2011, compared to $111.2 million for the same period in the prior year, and increased 1.1% to $332.4 million for the nine months ended April 30, 2011, compared to $328.6 million for the same period in the prior year. SG&A increased during the quarter ended April 30, 2011 mainly due to the fluctuations in exchange rates, in addition to the increase in annual merit increases and the increase in advertising campaign expenses. During the nine months ended April 30, 2011, the Company divested of its Teklynx business resulting in a pre-tax gain of $4.4 million, which is included in SG&A. This gain was offset by an increase in the Company’s transaction-related costs in addition to the merit increase during the nine months ended April 30, 2011. As a percentage of sales, SG&A expenses declined to 34.0% from 34.6% for the quarter and to 33.4% from 35.1% for the nine months ended April 30, 2011, compared to the same periods in the prior year.
Restructuring expenses decreased to $1.2 million from $2.3 million for the three months ended April 30, 2011, as compared to the same period in the prior year, and decreased to $7.0 million from $9.6 million for the nine months ended April 30, 2011 as compared to the same period in the prior year. In fiscal 2009, in response to the global recession, the Company took several measures to address its cost structure. The Company continued to incur costs related to the reduction of its workforce and facilities consolidations during the nine months ended April 30, 2011. The Company expects to incur $8 to $10 million of restructuring charges in fiscal 2011.
Other income and expense increased to $1.4 million from $0.1 million for the three months ended April 30, 2011, as compared to the same period in the prior year, and increased to $2.9 million from $1.3 million for the nine months ended April 30, 2011 as compared to the same period in the prior year. The increase was primarily due to the gains on securities held in executive deferred compensation plans and interest income.
Interest expense remained constant at $5.1 million for the quarter and increased to $16.6 million from $15.5 million for the nine months ended April 30, 2011, compared to the same periods in the prior year. The increase was due to the incremental interest on the Company’s May 2010 private placement entered into in the fourth quarter of fiscal 2010, partially offset by scheduled debt payments made during the three and nine months ended April 30, 2011.

The Company’s income tax rate was 23.1% for the three months ended April 30, 2011 and 25.3% for the nine months ended April 30, 2011, compared to 23.3% and 25.6% for the three and nine months ended April 30, 2010, respectively. During the quarter ended April 30, 2011, the Company recognized tax benefits associated with certain international tax positions being settled and the lapses of statutes of limitation. The benefits were partially offset by an increase in the Company’s effective tax rate due to the mix of profits in low and high tax countries. The Company expects the full year effective tax rate for fiscal 2011 to be approximately 25%.
Net income for the three months ended April 30, 2011, increased 20.7% to $28.6 million, compared to $23.7 million for the same quarter of the previous year. Net income as a percentage of sales increased to 8.5% from 7.4% for the quarter ended April 30, 2011, compared to the same period in the prior year. Net income before restructuring-related expenses for the quarter ended April 30, 2011 was $29.5 million, an increase of 16.1% from $25.4 million, for the same period in the previous year. For the nine months ended April 30, 2011, net income increased 31.0% to $79.1 million, compared to $60.4 million for the same period in the previous year. As a percentage of sales, net income increased to 7.9% from 6.4% for the nine months ended April 30, 2011, compared to the same period in the previous year. Net income before restructuring-related expenses for the nine months ended April 30, 2011 was $84.1 million, an increase of 25.0% from $67.3 million, for the nine months ended April 30, 2010. The improved earnings for the nine months ended April 30, 2011, was primarily driven by the organic growth, which included organic growth in all three segments along with the impacts of the Company’s on-going process improvement activities.
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
Following is a summary of segment information for the three and nine months ended April 30, 2011 and 2010:

					Corporate
			Asia-	Total	and
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2011	$149,217	$105,894	$82,785	$337,896	$—	$337,896
April 30, 2010	$144,413	$98,152	$79,322	$321,887	$—	$321,887

Nine months ended:
April 30, 2011	$431,216	$301,985	$263,292	$996,493	$—	$996,493
April 30, 2010	$402,255	$289,101	$244,846	$936,202	$—	$936,202

SALES GROWTH INFORMATION
Three months ended April 30, 2011
Organic	2.7%	3.6%	(5.1%)	1.0%	—	1.0%
Currency	1.3%	4.0%	7.0%	3.5%	—	3.5%
Acquisitions/Divestitures	(0.7%)	0.3%	2.5%	0.4%	—	0.4%

Total	3.3%	7.9%	4.4%	4.9%	—	4.9%

Nine months ended April 30, 2011
Organic	5.3%	5.6%	0.4%	4.1%	—	4.1%
Currency	0.9%	(3.2%)	5.6%	0.9%	—	0.9%
Acquisitions/Divestitures	1.0%	2.1%	1.5%	1.4%	—	1.4%

Total	7.2%	4.5%	7.5%	6.4%	—	6.4%
SEGMENT PROFIT
Three months ended:
April 30, 2011	$38,292	$28,938	$9,976	$77,206	$(3,561)	$73,645
April 30, 2010	$33,858	$27,472	$12,775	$74,105	$(3,558)	$70,547
Percentage increase	13.1%	5.3%	(21.9%)	4.2%		4.4%

Nine months ended:
April 30, 2011	$108,666	$82,165	$38,330	$229,161	$(12,087)	$217,074
April 30, 2010	$90,205	$78,281	$38,589	$207,075	$(10,161)	$196,914
Percentage increase	20.5%	5.0%	(0.7%)	10.7%		10.2%

NET INCOME RECONCILIATION (Dollars in thousands)

	Three months ended:		Nine months ended:
	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010
Total profit from reportable segments	$77,206	$74,105	$229,161	$207,075
Corporate and eliminations	(3,561)	(3,558)	(12,087)	(10,161)
Unallocated amounts:
Administrative costs	(31,563)	(32,286)	(90,534)	(91,944)
Restructuring costs	(1,211)	(2,347)	(6,986)	(9,597)
Investment and other income	1,428	121	2,892	1,273
Interest expense	(5,103)	(5,147)	(16,640)	(15,472)

Income before income taxes	37,196	30,888	105,806	81,174
Income taxes	(8,607)	(7,193)	(26,737)	(20,810)

Net income	$28,589	$23,695	$79,069	$60,364

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
Americas:
Americas sales increased 3.3% to $149.2 million for the quarter and 7.2% to $431.2 million for the nine months ended April 30, 2011, compared to $144.4 million and $402.3 million for the same three and nine-month periods in the prior year. Organic sales increased 2.7% and 5.3% during the quarter and year-to-date, respectively, as compared to the same periods in the previous year across. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a positive impact on sales of 1.3% and 0.9% in the quarter and in the nine-month period, respectively, as compared to the same periods in the previous year. Sales resulting from acquisitions net of divestiture declined 0.7% for the quarter and increased 1.0% for the nine-month period as a result of the sales of Stickolor, acquired in the second quarter of fiscal 2010, offset by the reduction in sales due to the divestiture of the Teklynx business. The increases in organic sales of 2.7% for the three-month period and 5.3% for the nine-month period was driven by the broad-based improvement in the Company’s core markets, in addition to the positive results from new products.
Segment profit for the region increased 13.1% to $38.3 million from $33.9 million for the quarter and 20.5% to $108.7 million from $90.2 million for the nine months ended April 30, 2011, compared to the same periods in the prior year. Segment profit for the quarter was positively impacted by increased sales volumes, while the segment continued to drive productivity improvements through consolidating facilities, and implementing other operational improvement initiatives to further reduce costs and improve productivity. As a percentage of sales, segment profit increased to 25.7% from 23.4% in the third quarter of fiscal 2011 and increased to 25.2% from 22.4% in the nine months ended April 30, 2011, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales was due to the cost reduction efforts and productivity improvements described above.
Europe:
Europe sales increased 7.9% to $105.9 million for the quarter and 4.5% to $302.0 million for the nine months ended April 30, 2011, compared to $98.2 million and $289.1 million for the same three and nine-month periods in the prior year. Organic sales increased 3.6% and 5.6% for the quarter and year-to-date, respectively, compared to the same periods in the previous year. Sales were also affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 4.0% in the quarter and reduced sales by 3.2% during the nine-month period. Segment sales increased 0.3% during the quarter and 2.1% during the nine-month period as result of the fiscal 2010 acquisitions of Welco and Securimed, net of the fiscal 2011 divestiture of the Teklynx business. The segment’s organic sales were positively impacted during the three and nine months ended April 30, 2011 as a result of growth in the Brady business in Germany and Southern Europe due to a combination of improving economies and positive results of sales initiatives, partially offset by the continued depressed conditions in the United Kingdom.
Segment profit for the region increased 5.3% to $28.9 million from $27.5 million for the quarter and 5.0% to $82.2 million from $78.3 million for the nine months ended April 30, 2011, compared to the same periods in the prior year. The increase in segment profit for the quarter was attributable to the increased sales volumes in addition to productivity initiatives. As a percentage of sales, segment profit declined to 27.3% from 28.0% in the third quarter of fiscal 2011 and increased slightly to 27.2% from 27.1% in the nine months ended April 30, 2011, compared to the same periods in the prior year. The increase in segment profit as a percentage of sales in the nine months ended April 30, 2011 was partially due to the increased sales volumes and the continued efforts to streamline selling expenses through strategic initiatives.

Asia-Pacific:
Asia-Pacific sales increased 4.4% to $82.8 million for the quarter and 7.5% to $263.3 million for the nine months ended April 30, 2011, compared to $79.3 million and $244.8 million for the same three and nine-month periods in the prior year. Organic sales declined 5.1% in the quarter and increased 0.4% for the nine-month periods, compared to the same periods in the previous year. Sales were positively impacted by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the region by 7.0% in the quarter and 5.6% for the nine-month period. Segment sales increased 2.5% during the quarter and 1.5% during the nine-month period as result of the fiscal 2011 acquisition of ID Warehouse. The significant decline in organic sales for the quarter was primarily due to the reduced demand from one of our largest mobile handset customers and the supply chain disruptions at several of the segment’s electronic customers resulting from the earthquake in Japan. The modest increase in organic sales for the nine months ended April 30, 2011 was driven by increased sales in the consumer electronic market in addition to the expanded focus on MRO applications throughout the segment, partially offset by the decline of mobile handset sales. The segment continues to focus on the development of new value-added solutions, while continuing growth in adjacent markets.
Segment profit for the region declined 21.9% to 10.0 million from $12.8 million for the quarter and declined 0.7% to $38.3 million from $38.6 million for the nine months ended April 30, 2011, compared to the same periods in the prior year. The decline in segment profit during the three and nine months ended April 30, 2011 was primarily due to the decline in organic sales as discussed above in addition to the inflationary pressures on raw materials resulting in cost increases. The segment continues to focus on driving operational excellence through its strategic sourcing initiatives. As a percentage of sales, segment profit declined to 12.1% from 16.1% in the third quarter of fiscal 2011 and to 14.5% from 15.8% in the nine months ended April 30, 2011, compared to the same periods in the prior year.
Financial Condition
Cash and cash equivalents were $374.0 million at April 30, 2011, compared to $314.8 million at July 31, 2010. The increase in cash of $59.2 million was the result of cash provided by operations of $110.4 million and the $21.5 million effect of exchange rates, partially offset by cash used for acquisitions, capital expenditures, dividends, and debt payments during the nine months ended April 30, 2011.
The Company’s working capital, excluding cash and cash equivalents, increased to $66.8 million at April 30, 2011 from $60.3 million at July 31, 2010. Accounts receivable and inventories increased $14.0 million and $7.8 million for the nine months ended April 30, 2011, respectively, due the impact of foreign currency translation on the Company’s foreign balances. The net increase in current liabilities was $17.2 million from July 31, 2010 to April 30, 2011. The increase in the current liabilities was primarily due to the Company’s forward foreign exchange currency contracts designated as net investment hedges.
Cash flow from operating activities totaled $110.4 million for the nine months ended April 30, 2011, compared to $118.2 million for the same period last year. The decrease was primarily due to the payment of the Company’s fiscal 2010 annual incentive compensation during the nine months ended April 30, 2011, whereas no incentive compensation was paid in same period in the prior year due to the elimination of the annual incentive compensation in fiscal 2009.
Cash used for acquisitions totaled $8.0 million for the nine months ended April 30, 2011 due to the acquisition of ID Warehouse. The Company used $30.4 million for acquisitions of Welco, Stickolor, and Securimed during the nine months ended April 30, 2010; the net cash paid for Welco, Stickolor, and Securimed was $1.8 million, $18.5 million, and $10.1 million, respectively. Cash received from divestiture was $13.0 million during the nine months ended April 30, 2011 as a result of the sale of the Teklynx business.
Capital expenditures were $13.7 million for the nine months ended April 30, 2011, compared to $20.9 million in the same period last year. The decrease was mainly due to the expenditures related to the new coater in the Americas segment and the increased tooling required for new products in fiscal 2010. Capital expenditures were $26.3 million during the twelve months ended July 31, 2010. The Company expects the capital expenditures to be between $18.0 million and $20.0 million for the twelve months ending July 31, 2011. Net cash used in financing activities was $62.8 million for the nine months ended April 30, 2011, due primarily to the payment of dividends of $28.5 million and the principal debt payments of $42.5 million, partially offset by the proceeds from the issuance of the common stock related to stock option exercises.
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
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of April 30, 2011, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of April 30, 2011, the Company was in compliance with the financial covenant of the June 2004, February 2006, and March 2007 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.9 to 1.0. As of April 30, 2011, the Company was in compliance with the financial covenant of the May 2010 private placement debt agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.8 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2011 the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.9 to 1.0 and the interest expense coverage ratio equal to 7.4 to 1.0.
Long-term obligations, less current obligations, as a percentage of long-term obligations, less current obligations, plus stockholders’ investment were 23.7% at April 30, 2011 and 27.6% at July 31, 2010. Long-term obligations increased by $11.3 million from July 31, 2010 to April 30, 2011 due to the negative impact of foreign currency translation on the Company’s Euro-denominated debt. The increase was offset by the $42.5 million debt payments made during the nine months ended April 30, 2011.
Stockholders’ investment increased $127.1 million during the nine months ended April 30, 2011 as a result of the Company’s net income of $79.1 million as well as the increase in the accumulated other comprehensive income of $60.3 million due to the impact of foreign currency translation. The increase was offset by the dividends paid on Class A and Class B Common Stock of $26.6 million and $1.9 million, respectively.
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
Related-Party Transactions — The Company evaluated its affiliated party transactions for the period ended April 30, 2011. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Subsequent Events Affecting Financial Condition
On May 17, 2011, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.18 per share payable on July 29, 2011 to shareholders of record at the close of business on July 8, 2011.

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Swedish Krona, Japanese Yen, and the Korean Won. As of April 30, 2011, the amount of outstanding foreign exchange contracts was $120,475 million. In fiscal 2010 and continuing in fiscal 2011, the Company also hedged portions of its net investments in its European foreign operations using forward foreign exchange currency contracts and Euro-denominated debt of €75.0 million designated as a hedge instrument.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2011, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three and nine months ended April 30, 2011 were $30.5 million favorable and $60.3 million favorable, respectively. The Company’s currency translation adjustments recorded for the three and nine months ended April 30, 2010 were $1.8 million unfavorable and $4.0 million favorable, respectively. As of April 30, 2011 and 2010, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $411.2 million and $221.7 million, respectively. The potential increase in the net current assets as of April 30, 2011 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $41.1 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

PART II. OTHER INFORMATION

ITEM 6.	Exhibits
(a) Exhibits

10.1	Brady Corporation Executive Deferred Compensation Plan, as amended

10.2	Brady Corporation Directors’ Deferred Compensation Plan, as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: June 7, 2011	/s/ Frank M. Jaehnert
Frank M. Jaehnert
President & Chief Executive Officer

Date: June 7, 2011	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)