Form 10-K
period 2011-07-31
BRADY CORP
filed 2011-09-27
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2011, was approximately $1,488,000,246 based on closing sale price of $32.75 per share on that date as reported for the New York Stock Exchange). As of September 20, 2011, there were 49,244,116 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
Brady Corporation and Subsidiaries are referred to herein as the “Company,” “Brady,” or “we”.

Item 1.	Business
(a) General Development of Business
The Company, a Wisconsin corporation founded in 1914, currently operates globally in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hungary, New Zealand, Russia, Taiwan, and Vietnam. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa, and South America. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600. The Company’s Internet address is http://www.bradycorp.com.
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
Brady manufactures and markets a wide range of products for use in diverse applications. Major product lines include facility identification; safety and complementary products; wire and cable identification products; sorbent materials; people identification products; regulatory publishing; high-performance identification products for product identification and work-in-process identification; and bar-code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, and automotive and numerous other electronics industry applications. Products are marketed through multiple channels, including distributors, resellers, business-to-business direct marketing and a direct sales force.
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
The Company has a broad customer base. No individual customer is 5% or more of total net sales.
Competitive Strengths
The Company believes the following competitive strengths will allow it to achieve its growth and profitability strategies:
Leader in Markets. Brady competes in markets where it believes it is often the leading supplier with the manufacturing expertise, infrastructure, channels and sales resources necessary to provide the required product or comprehensive solution. For example, the Company believes it is the leading supplier of wire identification products to the North American MRO (Maintenance, Repair and Operations) market and of precision die-cut components to the mobile telecommunications market. The Company believes its leadership positions make it a preferred supplier to many of its customers and enables it to be successful in its markets.

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
Broad Customer Base and Geographic Diversity. Brady believes its global infrastructure and diverse market presence provide a solid platform for further expansion, and enable it to act as a primary supplier to many of its global customers. Sales from international operations increased from 44.4% of net sales in fiscal 2000 to 64.6% of net sales in fiscal 2011. Brady has more than one million end-customers that operate in multiple industries.
Disciplined Acquisition and Integration Strategy. The Company has a dedicated team of experienced professionals that employ a disciplined acquisition strategy and process to acquire companies. It applies strict financial standards to evaluate all acquisitions using an expected return model based on a modified return on invested capital calculation. It also conducts disciplined integration reviews of acquired companies to track progress toward results expected at the time of acquisition. Since 1996, the Company has acquired and integrated 57 companies to increase market share in existing and new geographies, expand the product range it offers to both existing and new customers, as well as add new technological capabilities.
Channel Diversity and Strength. Brady utilizes a wide range of channels to reach customers across a broad array of industries. It employs multi-channel direct marketing expertise to meet its customers’ need for convenience. The Company also has long-standing relationships with, and is a preferred supplier to, many of its largest distributors. In addition, the Company employs a global sales team to support both distributors and customers and to serve their productivity, tracking and safety requirements. The Company believes its strong brands and reputation for quality, innovation and on-time delivery contribute to the popularity of its products with distributors, original equipment manufacturers (“OEMs”), resellers and other customers.
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
Key Strategies
The Company’s primary objectives are to build upon its leading market positions, to improve its performance and profitability and to expand its existing activities through a multi-pronged strategic approach that focuses on revenue expansion and improved productivity. The Company’s key strategies include:
• Revenue Expansion
Capitalize on Growing Markets. The Company seeks to leverage its distribution network, global footprint and strength in manufacturing and materials expertise to capitalize on growth in existing markets. Growth prospects are driven primarily by the general expansion of regional economies, changes in legal and regulatory compliance requirements and the increased need of customers to identify and protect their assets and employees, as well as technological advances in markets such as mobile telecommunications and other electronic devices.

Increase Market Share. Many Brady markets are fragmented and populated with smaller regional or local competitors. The Company seeks to leverage its investment in new product development and its global sales, operations and distribution capabilities to increase market share, as well as expand its distribution channels to capture new customers. The Company employs a dedicated and experienced sales team that works closely with existing distributors and customers to identify and capture new opportunities. In addition, Brady continues to leverage the strength of its brands, the quality of its products and its long-standing relationships with key customers to build upon current market positions.
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
Expand Geographically. Brady’s long-term strategy involves the pursuit of growth opportunities in a number of markets outside of the United States, including growth in emerging markets where the future growth rate prospects are believed to exceed those of the more established geographies. The Company is committed to being in close proximity to its customers and to low-cost global supply chain capabilities including manufacturing. Brady currently operates in 30 countries and employs approximately 6,500 people. Of the approximately 6,500 global employees, Asia-Pacific accounts for 43%, with the Americas and Europe employing 36%, and 21% of the workforce, respectively. Brady has made strategic acquisitions and has invested heavily in its global infrastructure and flexible manufacturing capacity in order to follow its customers into new geographies. Brady’s regional management structure is a key component in effectively entering and competing in new geographies.
Market/Customer Segmentation and Voice of the Customer. The Company employs a systematic process to facilitate its goals for growth into new and/or adjacent market spaces and focuses Company resources on the best and most promising business development opportunities. Market and customer segmentation identifies fast growing, profitable market segments and the most attractive customers within these segments, while voice of the customer provides a more complete understanding of what these customers want and need in terms of products, services, and delivery options.
New Product Development. Through product innovation and development activities, Brady seeks to introduce new technologies and differentiated products that leverage its capabilities in specialty materials, printing systems, and die-cutting. The Company continues to invest in research and development activities, and employs approximately 215 R&D professionals worldwide with the largest R&D centers located in the United States, China, and Singapore. Amounts incurred for research and development activities were 3.2%, 3.4%, and 2.8% of sales in fiscal 2011, 2010, and 2009, respectively.
E-Business Expansion. The Company continues to develop and enhance its e-commerce capabilities in a systematic process to facilitate sales growth over the Internet. This e-business strategy is part of a more comprehensive multi-channel marketing strategy whereby the Company is focusing on multiple channels to reach its customers to provide a better overall buying experience.
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
• Improve Productivity
Brady Business Performance System. The Company plans to continue its focus on improving operating efficiency and customer service, reducing costs, and improving productivity and return on invested capital. To this end, Brady is continuing the expansion of its Brady Business Performance System (“BBPS”) in most of its operations globally. This approach to improving profitability focuses on strategy deployment, implementing scalable business processes, operational efficiencies and lean manufacturing principles to drive cost savings, enhance customer service and improve overall business performance. BBPS started in operations, but its underlying principles have since been deployed beyond the manufacturing floor to functions such as human resources, information technology, finance, and sales and marketing.
Global Strategic Sourcing. Through coordinated supply chain management, the Company looks to increase productivity and efficiency in the process of procuring goods and services ranging from raw materials and products for resale, to travel and other services, as well as energy, communication and building lease costs. Brady’s strategic sourcing program focuses on improving vendor performance, reducing both direct and indirect spending, and implementing standard processes globally.

Sales and Marketing Productivity and Effectiveness. The Company continues to focus on improving the effectiveness and efficiency of its sales and marketing professionals and processes to better serve our existing customers and prospective customers while better managing our sales and marketing costs through common processes for sales and marketing activities.
General and Administrative Productivity and Effectiveness. The Company is focusing on the automation, standardization, and simplification of its back-office activities including finance, information technology, human resources, and other functions. This includes the centralization of certain functions in global and regional shared-service centers to better leverage talent and gain economies of scale.
Products
The Company is largely vertically integrated by designing, developing, distributing, and producing the majority of its products internally. Brady materials are developed and manufactured out of a variety of films, many of which are coated by Brady, for applications in the following markets: electronic, industrial, electrical, utility, laboratory, safety and security. Brady also manufactures specialty tapes and related products that are characterized by high-performance printable top coats and adhesives, most of which are formulated by the Company, to meet high-tolerance requirements of the industries in which they are used. The Company also designs, develops and manufactures most of its printing and software systems.
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
Some of the Company’s stock products were originally designed, developed, distributed, and manufactured as custom products for a specific application. However, such products have frequently created wide industry acceptance and have become stock items offered by the Company through direct marketing and distributor sales channels. The Company’s most significant types of products are described below.
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
• Precision Die-Cut Parts
The Company manufactures customized precision die-cut products that are used to seal, insulate, protect, shield or provide other mechanical performance properties in the assembly of electronic, telecommunications and other equipment, including mobile phones, hard disk drives, computers, displays, and other devices. Solutions not only include the materials and converting, but also automatic placement and other value-added services. The Company also provides converting services to the medical market for materials used in in-vitro diagnostic kits, patient monitoring, and bandaging applications.
• People Identification
The Company offers identification systems and products including photo ID card systems that combine digital imaging and other technologies to positively identify people; self-expiring name tags and software for visitor and employee identification. In addition, the Company provides asset control software identification accessories including lanyards, badge holders, badge reels and attachments, providing security to companies, employees, and company assets.
• Software and Printer Systems
The Company also designs and produces software for inspection automation, industrial thermal-transfer printers and other electromechanical devices to serve the growing and specialized needs of customers in a wide variety of markets. Industrial labeling systems, software, tapes, ribbons and label stocks provide customers with the resources and flexibility to produce signs and labels on demand at their site. The Company also offers poster printers, cutting systems, laminators and supplies to education and training markets.
Marketing and Sales
Brady seeks to offer high quality products with rapid response and superior service so that it can provide solutions to customers that are better, faster and more economical than those available from the Company’s competitors. The Company markets and sells its products domestically and internationally through multiple channels including distributors, direct sales, mail-order-catalog marketing, and electronic access through the Internet. The Company has long-standing relationships with a broad range of electrical, safety, industrial and other domestic and international distributors. The Company’s sales force seeks to establish and foster ongoing relationships with the end-users and distributors by providing technical application and product expertise.

The Company also direct markets certain products and those of other manufacturers by catalog sales, outbound telemarketing, and electronic access via the Internet in both domestic and international markets. Such products include industrial and facility identification products, safety and regulatory-compliance products and original equipment manufacturer component products, among others. Catalogs are distributed in the United States of America, Australia, Austria, Belgium, Brazil, Canada, China, France, Germany, Italy, the Netherlands, Portugal, Slovakia, Spain, Sweden, Switzerland and the United Kingdom, and include foreign language catalogs.
Brands
The Company goes to market under a variety of brand names. The Brady brand includes high-performance labels, wire identification products, printers, software, safety and facility identification products, lock-out/tag-out products, people identification products, precision die-cut parts and specialty materials. Other die-cut materials are marketed as Balkhausen products. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Scafftag brands. In addition, identification products for the utility industry are marketed under the Electromark brand and spill-control products are marketed under the Sorbent Products Company and D.A.W.G. brands; poster printers and cutting systems for education and government markets are offered under the Varitronics brand; wire identification products are marketed under the Modernotecnica brand and the Carroll brand; and custom labels and nameplates under the Stickolor brand. Direct Marketing safety and facility identification products are offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts names; direct supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands. Security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, Brady People ID, and Quo-Luck brands; hand-held regulatory documentation systems are available under the Tiscor name.
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
The Company produces the majority of its pressure sensitive materials through vertically integrated manufacturing processes. These integrated manufacturing processes permit greater flexibility to meet customer needs in product design and manufacture, and an improved ability to provide specialized products designed to meet the needs of specific applications. Brady’s manufacturing processes and inventory controls are designed to attain profitability in small orders by emphasizing flexibility and the optimal utilization of assets through quick turnaround and delivery, balanced with optimization of lot sizes. Many of the Company’s manufacturing facilities have received ISO 9001, 13485, or 14001 certification.
The materials used in the products manufactured by the Company consist primarily of plastic sheets and films, paper, metal and metal foil, cloth, fiberglass, polypropylene, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, solvents and electronic components and subassemblies. In addition, the Company purchases finished products for resale. The Company purchases raw materials, components and finished products from many suppliers. Overall, the Company is not dependent upon any single supplier for its most critical base materials or components; however the Company has chosen in certain situations to sole source materials, components or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but generally these disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of a critical materials or components, the financial impact could be significant.
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
The Company conducts much of its research and development activities at the Frederic S. Tobey Research and Innovation Center (approximately 39,600 sq. ft.) in Milwaukee, Wisconsin and its research and development facilities in Singapore and Beijing, China. The Company spent approximately $43.0 million, $42.6 million, and $34.2 million during the fiscal years ended July 31, 2011, 2010, and 2009, respectively, on its research and development activities. In fiscal 2011, approximately 215 employees were engaged in research and development activities for the Company. Additional research projects were conducted in Company facilities in other locations in the United States, Europe and Asia and under contract with universities, other institutions and consultants.
The Company’s name and its registered trademarks are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products.
International Operations
In fiscal 2011, 2010, and 2009, sales from international operations accounted for 64.6%, 63.4%, and 61.8%, respectively, of the Company’s sales. Its global infrastructure includes subsidiaries in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States of America. The Company also sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Hungary, New Zealand, Russia, Taiwan, and Vietnam. The Company further markets its products to parts of Eastern Europe, the Middle East, Africa and South America.
Competition
The markets for all of the Company’s products are competitive. Brady believes that it is one of the leading producers in its specific markets of wire markers, safety signs, pipe markers, label printing systems, and die-cut. Brady competes for business principally on the basis of production capabilities, engineering, and research and development capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Product quality is determined by factors such as suitability of component materials for various applications, adhesive properties, graphics quality, durability, product consistency and workmanship. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines. A number of Brady’s competitors are larger than the Company and have greater resources. Notwithstanding the resources of these competitors, management believes that Brady provides a broader range of identification solutions than any of them, and that its global infrastructure is a significant competitive advantage in serving large multi-national customers.
Backlog
As of July 31, 2011, the amount of the Company’s backlog orders believed to be firm was $27.2 million. This compares with $35.3 million and $27.5 million of backlog orders as of July 31, 2010 and 2009, respectively. The decrease in the backlog from July 31, 2010 to July 31, 2011 was primarily due to the larger amount of backlog related to a one-time brand protection order in the Americas Brady business in the prior year. Average delivery time for the Company’s orders varies from same-day delivery to one month, depending on the type of product, customer request or demand, and whether the product is stock or custom-designed and manufactured. The Company’s backlog does not provide much visibility for future business.
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

Employees
As of September 20, 2011, the Company employed approximately 6,500 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good. The mix of employees is changing as the Company employs more people in developing countries where wage rates are lower and employee turnover tends to be higher than in developed countries.
Acquisitions and Divestitures
Information about the Company’s acquisitions and divestitures is provided in Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(d) Financial Information About Foreign and Domestic Operations and Export Sales
The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(e) Information Available on the Internet
The Company’s Corporate Internet address is http://www.bradycorp.com. The Company makes available, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A.	Risk Factors
Before making an investment decision with respect to the Company’s stock, you should carefully consider the risks set forth below and all other information contained in this report. If any of the events contemplated by the following risks actually occur, then the Company’s business, financial condition, results of operations, cash flow, or liquidity could be materially affected.
The Company’s financial condition, results of operations, cash flows, or liquidity may be adversely affected by a prolonged economic downturn or economic uncertainty.
The Company’s business and operating results have been and will continue to be affected by global economic conditions. As global economic conditions deteriorate or economic uncertainty continues, our customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers may have a material effect on our financial condition, results of operations, cash flows, or liquidity.
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
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The June 2004, February 2006, March 2007 and May 2010 debt agreements require the Company to maintain a ratio of debt to the trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The October 2006 revolving loan agreement, as amended and extended in May 2008, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. Additionally, the revolving loan agreement requires the trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). The October 2006 revolving loan agreement, as amended and extended in May 2008, also requires that the aggregate net book value of the assets sold or otherwise disposed of by the Company and its subsidiaries, as defined in the agreement, in any fiscal year of the Company shall not exceed 15% of consolidated tangible net worth.
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
The Company is subject to income taxes in the U.S. and in many non-U.S. jurisdictions. As such the Company’s net earnings are subject to risk due to changing tax laws and tax rates around the world. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. While it is impossible for us to predict whether some or all of these proposals will be enacted, it is likely they will have an impact on our net earnings.
The Company’s tax filings are subject to audit by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future net earnings may be adversely impacted.
The Company reviews the probability of the realization of its deferred tax assets on a quarterly basis based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, the Company utilizes historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and foreign jurisdictions, or changes in its geographic footprint may require changes in the valuation allowances to reduce its deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material impact on the Company’s net earnings.
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

Additionally, as the Company grows through acquisitions, it will continue to place significant demands on its management, operational and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance and administrative operations. The successful integration of acquisitions will require substantial attention from the Company’s management and the management of the acquired businesses, which could decrease the time management, has to serve and attract customers. The Company cannot assure that it will be able to successfully integrate these recent or any future acquisitions, that these acquisitions will operate profitably or that it will be able to achieve the financial or operational success expected from the acquisitions. The Company’s financial condition, cash flows and operational results could be adversely affected if it does not successfully integrate the newly acquired businesses or if its other businesses suffer on account of the increased focus on the newly acquired businesses.
If the Company fails to develop new products or its customers do not accept the new products it develops, the Company’s business could be adversely affected.
Development of proprietary products is key to the success of the Company’s core growth and reasonable gross profit margins now and in the future. Therefore, the Company must continue to develop new and innovative products and acquire and retain the necessary intellectual property rights in these products on an ongoing basis. If it fails to make innovations, launches products with quality problems, or the market does not accept its new products, then the Company’s financial condition, results of operations, cash flows, and liquidity could be adversely affected. The Company continues to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause its customers to buy from a competitor or may cause the Company to lower its prices in order to compete. This could have an adverse impact on the Company’s profitability.
The Company operates in competitive markets and may be forced to cut its prices or incur additional costs to remain competitive, which may have a negative impact on its profitability.
The Company faces substantial competition throughout its entire business, but particularly in the precision die-cut business. Competition may force the Company to cut its prices or incur additional costs to remain competitive. The Company competes on the basis of production capabilities, engineering and R&D capabilities, materials expertise, its global footprint, global account management where needed, customer service and price. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put the Company at a disadvantage in the affected business by threatening its market share or reducing its profit margins. Additionally, in some of its other businesses, the Company’s distributors/customers may seek lower cost sourcing opportunities, which could cause a loss of business that may adversely impact the Company’s revenues.
The global nature of our business exposes us to foreign currency fluctuations that could adversely affect the Company’s sales, profits, and cash balances.
More than 60 percent of the Company’s revenues are derived outside the United States. As such, fluctuations in foreign currency exchange rates can have an adverse impact on its sales and profits as amounts that are measured in foreign currency are translated back to U.S. dollars. Any increase in the value of the U.S. dollar in relation to the value of the local currency will adversely affect operating results from the Company’s foreign operations when translated into U.S. dollars. Similarly, any decrease in the value of the U.S. dollar in relation to the value of the local currency will increase operating results in the Company’s foreign operations when translated into U.S. dollars. During fiscal 2011, the weakening U.S. dollar versus the majority of other currencies increased the Company’s sales by $31.1 million.
At July 31, 2011, approximately 69% of the Company’s cash and cash equivalents were held outside the United States. As a result, fluctuations in foreign currency can have an adverse impact on the Company’s cash balances. Any increase in the value of the U.S. dollar in relation to the value of various foreign currencies will have a negative impact on cash balances when translated into U.S. dollars. Weakening of the U.S. dollar against foreign currencies will have a positive impact on cash balances when foreign currencies are translated into U.S. dollars. During fiscal 2011, the weakening U.S. dollar versus the majority of other currencies increased the Company’s cash and cash equivalents by $22.0 million.

The Company’s goodwill or other intangible assets may become impaired, which may negatively impact the Company’s profitability.
The Company has a substantial amount of goodwill and other intangible assets on its balance sheet as a result of its acquisitions. As of July 31, 2011, the Company had $800.3 million of goodwill on its balance sheet, representing the excess of the total purchase price for its acquisitions over the fair value of the net assets it acquired, and $90.0 million of other intangible assets, primarily representing the fair value of the customer relationships, patents and trademarks it acquired in its acquisitions. At July 31, 2011, goodwill and other intangible assets represented approximately 48% of the Company’s total assets. The Company evaluates goodwill for impairment on an annual basis or more frequently if impairment indicators are present based on the fair value of each operating segment. It assesses the impairment of other intangible assets on an annual basis or more frequently if impairment indicators are present based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to the Company’s business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of the Company’s operating segments change in future periods, it may be required to record an impairment charge related to goodwill or other intangible assets, which would have the effect of decreasing its earnings in such period.
The Company has a concentration of business with several large key customers and distributors and loss of one or more of these customers could significantly affect the Company’s results of operations, cash flows, and liquidity.
While the Company has a broad customer base and no individual customer represents 5% or more of total net sales, several of the Company’s large key customers in the precision die-cut business together comprise a significant portion of its revenues. Additionally, the Company does business with several large distribution companies. The Company’s dependence on these large customers makes its relationships with these customers important to its business. The Company cannot guarantee that it will be able to maintain these relationships and retain this business in the future. Because these large customers account for a significant portion of the Company’s revenues, they possess relatively greater capacity to negotiate a reduction in the prices the Company charges for its products. If the Company is unable to provide products to its customers at the quality and prices acceptable to them or adapt to technological changes, some of its customers may in the future elect to shift some or all of this business to competitors or to substitute other manufacturer’s products. If one of the Company’s key customers consolidates, is acquired by another company or loses market share, the result of that event may have an adverse impact on the Company’s business. The loss of or reduction of business from one or more of these large key customers could have a material impact on the Company’s financial condition, results of operations, cash flows, and liquidity.
The Company increasingly conducts a sizable amount of its manufacturing outside of the United States, which may present additional risks to its business.
A significant portion of the Company’s sales are attributable to products manufactured outside of the United States. More than half of the Company’s approximately 6,500 employees and more than half of its manufacturing locations are outside of the United States. The Company’s international operations are generally subject to various risks including political, economic and societal instability, the imposition of trade restrictions, local labor market conditions, the effects of income taxes, and differences in business practices. The Company may incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international manufacturing and sales that could cause loss of revenue. Unfavorable changes in the political, regulatory and business climate in countries where the Company has operations could have a material effect on its financial condition, results of operations, and cash flows
Environmental, health and safety laws and regulations could adversely affect the Company’s business.
The Company’s facilities and operations are subject to numerous laws and regulations relating to climate change, air emissions, wastewater discharges, the handling of hazardous materials and wastes, manufacturing and disposal of certain materials, and regulations otherwise relating to health, safety and the protection of the environment. The Company’s products may also be governed by regulations in the countries where they are sold. As a result, the Company may need to devote management time or expend significant resources on compliance, and has incurred and will continue to incur capital and other expenditures to comply with these regulations. Any significant costs may have a material impact on the Company’s financial condition, results of operations or cash flows. Further, these laws and regulations are constantly evolving and it is impossible to predict accurately the effect they may have upon the Company’s financial condition, results of operations or cash flows.

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
The Company cannot provide assurance that its internal controls and compliance systems will always protect the Company from acts committed by the Company’s employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject the Company to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits and could damage the Company’s reputation.
The Company may be unable to successfully complete its restructuring plans to reduce costs and increase efficiencies in its businesses and, therefore, it may not achieve projected financial statement benefits.
The Company continues to implement several measures to address its cost structure. Successful implementation of such initiatives is critical to the Company’s future competitiveness and its ability to improve profitability. Further actions to reduce the Company’s cost structure and the charges related to these actions may have a material effect on the Company’s results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company currently operates 55 manufacturing or distribution facilities in the following regions:
Americas: Thirteen are located in the United States; three in Brazil, two in Mexico; and one in Canada.
Europe: Four each located in the United Kingdom, Belgium, and Germany; three in France; and one each in the Netherlands, Italy, Norway, Poland, and Sweden.
Asia-Pacific: Seven are located in China; three in Australia; and one each in Japan, Thailand, Singapore, India, South Korea, and Malaysia.
The Company’s present operating facilities contain a total of approximately 3.1 million square feet of space, of which approximately 2.1 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained and adequate for present needs.

Item 3.	Legal Proceedings
The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material effect on the Company’s consolidated financial statements.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2011		2010		2009
	High	Low	High	Low	High	Low
4th Quarter	$38.49	$29.60	$34.75	$24.37	$29.41	$21.33
3rd Quarter	$37.71	$33.37	$35.28	$27.19	$23.08	$14.61
2nd Quarter	$33.78	$30.83	$31.22	$26.77	$31.07	$16.38
1st Quarter	$31.33	$25.35	$33.06	$27.08	$39.68	$25.18
There is no trading market for the Company’s Class B Voting Common Stock.
(b) Holders
As of September 20, 2011, there were 808 Class A Common Stock shareholders of record and approximately 7,500 beneficial shareholders. There are three Class B Common Stock shareholders.
(c) Issuer Purchases of Equity Securities
During fiscal 2008 and fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 102,067, 1,345,000 and 1,349,000 shares of its Class A Common Stock for $2.5 million, $40.3 million and $42.2 million in fiscal 2010, 2009 and 2008, respectively, in connection with its stock repurchase plans. The Company did not reacquire any shares in fiscal 2011. As of July 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan. On September 9, 2011, the Company’s Board of Directors authorized a share buyback program for up to an additional 2 million shares of the Company’s Class A Common Stock.
(d) Dividends
The Company has historically paid quarterly dividends on outstanding common stock. Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share (subject to adjustment in the event of future stock splits, stock dividends or similar events involving shares of Class A Common Stock). Thereafter, any further dividend in that fiscal year must be paid on all shares of Class A Common Stock and Class B Common Stock on an equal basis. The Company’s revolving credit agreement restricts the amount of certain types of payments, including dividends that can be made annually to $50 million plus 75% of the consolidated net income excluding all extraordinary non-cash items for the prior fiscal year. The Company believes that based on its historic dividend practice, this restriction will not impede it in following a similar dividend practice in the future.
During the two most recent fiscal years and for the first quarter of fiscal 2012, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2012	2011				2010
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.185	$0.18	$0.18	$0.18	$0.18	$0.175	$0.175	$0.175	$0.175
Class B	0.16835	0.16335	0.18	0.18	0.18	0.15835	0.175	0.175	0.175

(e) Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2006, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s SmallCap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P SmallCap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/06 in stock or index — including reinvestment of dividends. Fiscal year ended July 31.

	7/31/2006	7/31/2007	7/31/2008	7/31/2009	7/31/2010	7/31/2011
Brady Corporation	100.00	105.28	112.28	92.53	89.61	104.98
S&P 500 Index	100.00	116.13	103.25	82.64	94.08	112.56
S&P SmallCap 600 Index	100.00	114.10	104.66	84.49	100.69	125.58
Russell 2000 Index	100.00	112.13	104.61	82.91	98.20	121.68
Copyright (C) 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6.	Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2007 through 2011

	2011	2010	2009	2008	2007
Operating Data (1)
Net Sales	$1,339,597	$1,259,096	$1,208,702	$1,523,016	$1,362,631
Gross Margin	656,196	623,297	577,583	744,195	657,044
Operating Expenses:
Research and development	43,001	42,621	34,181	40,607	35,954
Selling, general and administrative	441,815	435,906	397,180	495,904	449,103
Restructuring charge (2)	9,188	15,314	25,849	—	—

Total operating expenses	494,004	493,841	457,210	536,511	485,057

Operating Income	162,192	129,456	120,373	207,684	171,987
Other Income (Expense):
Investment and other income — net	3,990	1,168	1,800	4,888	2,875
Interest expense	(22,124)	(21,222)	(24,901)	(26,385)	(22,934)

Net other expense	(18,134)	(20,054)	(23,101)	(21,497)	(20,059)

Income before income taxes	144,058	109,402	97,272	186,187	151,928
Income Taxes	35,406	27,446	27,150	53,999	42,540

Net Income	$108,652	$81,956	$70,122	$132,188	$109,388

Net Income Per Common Share — (Diluted):
Class A nonvoting	$2.04	$1.55	$1.32	$2.41	$2.00
Class B voting	$2.03	$1.53	$1.31	$2.39	$1.98
Cash Dividends on:
Class A common stock	$0.72	$0.70	$0.68	$0.60	$0.56
Class B common stock	$0.70	$0.68	$0.66	$0.58	$0.54
Balance Sheet at July 31:
Working capital	$456,406	$375,184	$286,955	$390,524	$303,359
Total assets	1,861,505	1,746,231	1,583,267	1,850,513	1,698,857
Long-term obligations, less current maturities	331,914	382,940	346,457	457,143	478,575
Stockholders’ investment	1,156,192	1,005,027	951,092	1,021,808	891,012
Cash Flow Data:
Net cash provided by operating activities	$167,350	165,238	126,645	225,554	136,018
Depreciation and amortization	48,827	53,022	54,851	60,587	53,856
Capital expenditures	(20,532)	(26,296)	(24,027)	(26,407)	(51,940)

(1)
Financial data has been impacted by the acquisitive nature of the Company as one, three, two, and seven acquisitions were completed in fiscal years ended July 31, 2011, 2010, 2008, and 2007, respectively. There were no acquisitions in fiscal 2009. See Note 2 in Item 8 for further information on the acquisitions that were completed.

(2)
In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including the reduction in its workforce and decreased discretionary spending. The Company continued certain of these measures during fiscal 2011 and 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In fiscal 2011, the Company posted sales of $1,339.6 million and net income of $108.7 million, an increase of 6.4% and 32.6%, respectively, from fiscal 2010. Of the 6.4% increase in sales, organic sales increased 2.9%, the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales by 2.5%, and a fiscal 2011 acquisition, net of divestiture, increased sales by 1.0%. Regionally, fiscal 2011 sales in the Americas, Europe, and Asia-Pacific increased 4.8%, 6.5%, and 9.0% , respectively, as compared to fiscal 2010.

Net income for fiscal 2011 increased 32.6% to $108.7 million or $2.04 per diluted share of Class A Common Stock, compared to $82.0 million, or $1.55 per diluted share of Class A Common Stock in fiscal 2010. Fiscal 2011 net income before restructuring related expenses was $115.2 million, or $2.16 per diluted share of Class A Common Stock compared to 2010 net income before restructuring related expenses of $93.4 million, or $1.76 per diluted share of Class A Common Stock. The improvement in earnings was driven by organic sales growth, the positive impacts of the Company’s ongoing process improvement initiatives and restructuring activities as well as benefits from foreign currency translation.
In fiscal 2011, the Company generated $167.4 million of cash from operations, an increase of $2.2 million from the prior fiscal year. The increase in fiscal 2011 net income was mainly offset by improvements in working capital in the prior year.
Results of Operations
Year Ended July 31, 2011, Compared to Year Ended July 31, 2010
The comparability of the operating results for the fiscal years ended July 31, 2011 to July 31, 2010, has been impacted by the following acquisitions and divestitures completed in fiscal 2011.

Acquisition:	Segment	Date Completed
ID Warehouse	Asia Pacific	November 2010

Divestiture:	Segment	Date Completed
Teklynx	Americas Europe	December 2010
Fiscal 2011 sales increased $80.5 million, or 6.4% from fiscal 2010. The 6.4% increase in sales consisted of 2.9% growth in organic sales, 2.5% growth due to the effects of the foreign currency translation, and 1.0% growth due to an acquisition net of divesture.
Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions owned less than one year, divestitures, and foreign currency translation effects), were up 2.9% compared to fiscal 2010. Regionally, fiscal 2011 organic sales in the Americas, Europe, and Asia-Pacific increased 3.2%, 4.7%, and 0.4%, respectively, as compared to fiscal 2010. The organic sales increase experienced in the Americas was due primarily to the strong Brady brand sales growth and new products positively received by end—users and distributors. The increase in Europe’s organic sales was broad-based with growth in both the Brady business and Direct Marketing business. Geographically, sales were weak in the United Kingdom, offsetting strength in other European markets. Organic sales in the Asia-Pacific segment remained relatively flat. The segment’s on-going customer base diversification in the mobile handset and other adjacent markets offset the reduced demand from one of our largest mobile handset customers.
The acquisition net of the divestiture listed above increased sales by $12.7 million or 1.0% in fiscal 2011 as compared to fiscal 2010. The currency growth reflects fluctuations in the exchange rates used to translate financial results into the United States Dollar which increased sales by $31.1 million or 2.5% for the year.
The gross margin as a percentage of sales declined to 49.0% in fiscal 2011 from 49.5% in fiscal 2010. The decline in gross margin as a percentage of sales was primarily due to the increased costs of raw materials which the company was not able to fully offset through continued cost reduction activities or price increases. The Company continues to focus on gross margin improvements through the Brady Business Performance System, lean, and strategic sourcing efforts.
Research and development expenses increased to $43.0 million in fiscal 2011 from $42.6 million in fiscal 2010, and declined as a percentage of sales in fiscal 2011 to 3.2% compared to 3.4% in fiscal 2010. The increase in R&D spending was due to the Company’s continued commitment to innovation and new product development. This investment declined as percentage of sales slightly in fiscal 2011 as a result of the elimination of the R&D expenses incurred by the Company’s previously owned Teklynx business.

Selling, general, and administrative (“SG&A”) expenses increased to $441.8 million in fiscal 2011 as compared to $435.9 million in fiscal 2010. SG&A expenses increased during the fiscal year mainly due to the fluctuations in exchange rates. The Company divested of its Teklynx business resulting in a pre-tax gain of $4.4 million, which is included in SG&A. This pre-tax gain was offset by the associated transaction-related costs and income tax expense, resulting in a net income impact of $0.8 million during fiscal 2011. SG&A also increased in fiscal 2011 as a result of the annual merit increases, and increased advertising campaign expenses. As a percentage of sales, SG&A declined to 33.0% in fiscal 2011 from 34.6% in fiscal 2010 as the Company continues to reduce administrative costs through its cost reduction activities including simplifying, standardizing, and automating processes.
Restructuring charges were $9.2 million and $15.3 million during fiscal 2011 and 2010, respectively. During fiscal 2010 and 2011, the Company incurred restructuring related costs as a result of facility consolidations and continued workforce reduction activities. The costs associated with the workforce reduction primarily include employee separation costs, consisting of severance pay, outplacement services, medical, and other related benefits for the Company’s work force.
Interest expense increased to $22.1 million from $21.2 million for fiscal 2011 compared to fiscal 2010. In fiscal 2011, the Company repaid approximately $61.3 million of debt. Interest expense increased due to a full year of interest being recognized on the May 2010 private placement, compared to a partial year of interest in 2010. The increase was partially offset by the lower principal balance under the previously outstanding debt agreements.
Other income and expense increased $2.8 million in fiscal 2011 to $4.0 million from $1.2 million in the prior year. The increase was primarily due to the interest income earned on the Company’s money market and depository accounts, in addition to the gains on securities held in executive deferred compensation plans.
The Company’s effective tax rate was 24.6% in fiscal 2011, which was relatively consistent with the effective tax rate of 25.1% in fiscal 2010. The Company anticipates that its fiscal 2012 effective tax rate will be consistent with prior periods.
Net income for the fiscal year ended July 31, 2011, increased 32.6% to $108.7 million, compared to $82.0 million for the fiscal year ended July 31, 2010, as a result of the factors noted above. Net income as a percentage of sales increased to 8.1% from 6.5% for the fiscal year ended July 31, 2011 compared to the prior year. Diluted net income per share increased 31.6% to $2.04 per share for fiscal 2011 compared to $1.55 per share for the fiscal year ended July 31, 2010. Fiscal 2011 and 2010 net income before restructuring related expenses was $115.2 million, or $2.16 per diluted share of Class A Common Stock, and $93.4 million, or $1.76 per diluted share of Class A Common Stock, respectively.
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

			Asia-	Total	Corporate and	Total
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Company
SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2011	$577,428	$404,955	$357,214	$1,339,597	—	$1,339,597
July 31, 2010	551,185	380,121	327,790	1,259,096	—	1,259,096
July 31, 2009	534,440	367,156	307,106	1,208,702	—	1,208,702
SALES GROWTH INFORMATION
Year ended July 31, 2011:
Organic	3.2%	4.7%	0.4%	2.9%	—	2.9%
Currency	1.1%	0.6%	6.9%	2.5%	—	2.5%
Acquisitions/Divestitures	0.5%	1.2%	1.7%	1.0%	—	1.0%

Total	4.8%	6.5%	9.0%	6.4%	—	6.4%
Year ended July 31, 2010:
Organic	0.1%	(0.3)%	0.8%	0.2%	—	0.2%
Currency	1.6%	1.4%	5.9%	2.7%	—	2.7%
Acquisitions/Divestitures	1.4%	2.4%	0.0%	1.3%	—	1.3%

Total	3.1%	3.5%	6.7%	4.2%	—	4.2%
SEGMENT PROFIT
Years ended:
July 31, 2011	$145,516	$112,047	$50,105	$307,668	$(15,742)	$291,926
July 31, 2010	125,169	103,316	52,105	280,590	(14,131)	266,459
July 31, 2009	114,404	99,875	42,575	256,854	(7,952)	248,902
NET INCOME RECONCILIATION

	Years ended:
	July 31,	July 31,	July 31,
(Dollars in thousands)	2011	2010	2009
Total profit for reportable segments	$307,668	$280,590	$256,854
Corporate and eliminations	(15,742)	(14,131)	(7,952)
Unallocated amounts:
Administrative costs	(120,546)	(121,689)	(102,680)
Restructuring costs	(9,188)	(15,314)	(25,849)
Investment and other income — net	3,990	1,168	1,800
Interest expense	(22,124)	(21,222)	(24,901)

Income before income taxes	144,058	109,402	97,272
Income taxes	(35,406)	(27,446)	(27,150)

Net income	$108,652	$81,956	$70,122

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership which are managed as global functions. Restructuring charges, equity compensation costs, interest, investment and other income and income taxes are also excluded when evaluating segment performance.

Americas
Americas sales increased 4.8% from fiscal 2010 to fiscal 2011, and increased 3.1% from fiscal 2009 to fiscal 2010. Organic sales grew 3.2% in 2011 and grew 0.1% in 2010. The net impact of the fiscal 2010 acquisition of Stickolor and the fiscal 2011 divestiture of the Teklynx business increased sales of the segment by 0.5% and the fluctuations of the exchange rates used to translate financial results into U.S. dollars increased sales by 1.1% in fiscal 2011. The increase in organic sales in fiscal 2011 was driven by the broad-based improvements in the segment’s core markets in additional to the positive results from the segment’s sales and marketing productivity initiatives. The segment continues to focus on the sale of new, differentiated products, growth in new markets, while continuing to focus on growth in core products and markets.
The annual organic sales growth of 0.1% in fiscal 2010 varied significantly during the year. In the first quarter the Americas experienced a 15.2% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter the Americas experienced a 4.3% decline in organic sales as the economic recession began in the prior year quarter. Subsequent to the first half of the year, Americas experienced sequential growth over the prior period each quarter due to modest improvements in the cable and wire ID, industrial identification, and safety and facility identification markets. The Company’s sales volumes of sorbent products increased in the fourth quarter of fiscal 2010 as a result of the clean-up of the Gulf of Mexico oil spill. The acquisition of Stickolor increased sales of the segment by 1.4% and the fluctuations of the exchange rates used to translate financial results into U.S. dollars increased sales by 1.6% in fiscal 2010.
In the Americas region, segment profit increased 16.3% to $145.5 million in fiscal 2011 from $125.2 million in fiscal 2010. Segment profit as a percentage of sales increased to 25.2% in 2011 from 22.7% in 2010. This increase was primarily due to the improved gross margin in the segment due to certain facility consolidation actions, operational and sourcing cost savings projects offset by higher inflation, in addition to the actions taken in fiscal 2011 to streamline the segment’s selling expense structure. Comparing fiscal 2010 to 2009, segment profit increased 9.4% to $125.2 million in fiscal 2010 from $114.4 million in fiscal 2009. Segment profit as a percentage of sales increased to 22.7% in 2010 from 21.4% in 2009. This increase was primarily due to the segment’s commitment to its productivity initiatives including lean manufacturing and strategic sourcing.
Europe
Europe sales increased 6.5% from fiscal 2010 to fiscal 2011, and increased 3.5% from fiscal 2009 to fiscal 2010. Organic sales increased 4.7% in fiscal 2011 and declined 0.3% in fiscal 2010 as compared to prior years. Segment sales increased 1.2% in fiscal 2011 as a result of the fiscal 2010 acquisitions of Welco and Securimed, net of the fiscal 2011 divestiture of the Teklynx business. The segment’s organic sales were positively impacted during fiscal 2011 as a result of growth in the Brady business and Direct Marketing business in Germany and Southern Europe due to a combination of improving economies and positive results of sales initiatives, partially offset by the continued depressed conditions in the United Kingdom. Sales were also positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 0.6% in fiscal 2011.
The annual organic sales decline, in fiscal 2010, of 0.3% varied significantly during the year. In the first quarter Europe experienced a 12.3% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter Europe experienced a 1.6% decline in organic sales as the economic recession began in the prior year quarter. Subsequent to the first half of the year, Europe experienced sequential growth over the prior period each quarter. The segment’s organic sales volumes in direct marketing businesses and electronic industries improved modestly. The increase was offset by the decline in sales to governmental and public utilities. The acquisitions of Welco and Securimed in fiscal 2010 increased sales by 2.4%. Sales were positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 1.4% in fiscal 2010.
In the Europe region, segment profit increased 8.5% to $112.0 million in fiscal 2011 from $103.3 million in fiscal 2010. Segment profit as a percentage of sales increased to 27.7% in fiscal 2011 from 27.2% in fiscal 2010 and 2009. The increase in the segment’s profit was mainly due to the increased sales volumes in addition to the continued efforts to streamline selling expenses through the Company’s strategic initiatives. The segment maintained its segment profit as a percentage of sales in fiscal 2010 and was able to offset the increased expenses with cost savings initiatives put in place in fiscal 2009 and 2010.

Asia-Pacific
Asia-Pacific sales increased 9.0% from fiscal 2010 to fiscal 2011, and sales increased 6.7% from fiscal 2009 to fiscal 2010. Organic sales increased 0.4% and 0.8% in fiscal 2011 and 2010, respectively as compared to prior years. Foreign currency translation positively impacted the segment’s sales by 6.9% and 5.9% in fiscal 2011 and 2010, respectively, as compared to prior years. Overall, Asia-Pacific organic sales were relatively flat in fiscal 2011. Increased sales from the segment’s on-going customer base diversification in the mobile handset and other adjacent markets offset the reduced demand from one of our largest mobile handset customers.
The fiscal 2010 annual organic sales growth of 0.8% varied significantly during the year. In the first quarter Asia experienced a 20.4% decline in organic sales as the prior year quarter had not yet been impacted by the economic recession. In the second quarter Asia experienced a 25.7% growth in organic sales as the impact of the economic recession in the prior quarter was offset by a heightened focus on high end mobile electronics and strong growth in the data storage market. In the third and fourth quarters Asia experienced growth of 9.4% and 5.2%, respectively. The increase in organic sales in fiscal 2010 was primarily due to the success in higher-end solutions in both the mobile electronics and computer and storage markets.
In the Asia-Pacific region, segment profit declined 3.8% to $50.1 million in fiscal 2011 from $52.1 million in fiscal 2010. Segment profit as a percentage of sales declined to 14.0% in fiscal 2011 from 15.9% in fiscal 2010. The decline in the profit in fiscal 2011 was the result of relatively flat organic sales, continued price pressure, and inflation on raw materials and wages. The segment continues to focus on driving operational improvements through lean as well as strategic sourcing initiatives. Comparing fiscal 2010 to 2009, segment profit as a percentage of sales increased to 15.9% in 2010 from 13.9% in 2009. The increase in the segment’s profit was primarily due to the commitment to lean manufacturing at all of the segment’s facilities.
Liquidity and Capital Resources
Cash and cash equivalents were $390.0 million at July 31, 2011, compared to $314.8 million at July 31, 2010. The increase in cash and cash equivalents of $75.2 million was the result of cash provided by operations of $167.4 million, and the $22.0 million positive effects of foreign currency translation, offset by cash used for acquisitions, capital expenditures, dividends and debt repayments during fiscal 2011.
The Company’s working capital excluding cash as a percentage of sales remained flat at 5% in fiscal 2011 and 2010. Accounts receivable balances increased $6.9 million from July 31, 2010 to July 31, 2011. The increase in accounts receivable was due primarily to the impact of foreign currency translation as well as the increase in sales volumes. Inventories increased $9.5 million from July 31, 2010 to July 31, 2011 due to increased business activity and the impact of foreign currency translation, partially offset by focused inventory reduction initiatives. Current liabilities increased $8.1 million over the same period mainly due to the Company’s forward foreign exchange currency contracts designated as net investment hedges.
Cash flow from operating activities totaled $167.4 million and $165.2 million in fiscal 2011 and 2010, respectively. The increase was primarily due to the $26.7 million increase in net income partially offset by the change in working capital components outlined above. The increase was also due to the payment of the Company’s fiscal 2010 annual incentive compensation during fiscal 2011, whereas no incentive compensation was paid in fiscal 2010 due to the elimination of the annual incentive compensation in fiscal 2009.
Cash used for investing activities totaled $22.6 million and $48.7 million in fiscal 2011 and 2010, respectively. Cash used for acquisitions totaled $8.0 million during fiscal 2011 for the acquisition of ID Warehouse. The Company used $30.4 million for acquisitions of Welco, Stickolor, and Securimed during fiscal 2010; the net cash paid for Welco, Stickolor, and Securimed was $1.8 million, $18.5 million, and $10.1 million, respectively. The Company did not complete any acquisitions in fiscal 2009. Cash received from the divestiture of the Teklynx business was $13.0 million during fiscal 2011.
The investing activities also include the settlement of net investment foreign exchange contracts totaling a $5.5 million loss and a $6.2 million gain in fiscal 2011 and 2010, respectively. The net settlement is accounted for as a component of other comprehensive income (“OCI”) on the Consolidated Balance Sheet. Payments of $0.9 million and $0.6 million were made during fiscal 2011 to satisfy the holdback and earnout liabilities of the Asterisco and Securimed acquisitions, respectively. Payments of $0.7 million and $0.7 million were also made during fiscal 2009 to satisfy the earnout and holdback liabilities of the Transposafe and Asterisco acquisitions, respectively.

Capital expenditures were $20.5 million in fiscal 2011, $26.3 million in fiscal 2010, and $24.0 million in fiscal 2009. The decrease in the capital expenditures in fiscal 2011 was due to the fiscal 2010 expenditures related to a new coater in the Americas segment and the increased tooling required for new products in fiscal 2010 which did not repeat in fiscal 2011.
Cash used for financing activities totaled $91.6 million in fiscal 2011 and $160.3 million in fiscal 2009. Financing activities provided a total of $15.3 million in fiscal 2010. Cash used for dividends to shareholders was $38.0 million in fiscal 2011, $36.8 million in fiscal 2010, and $35.8 million in fiscal 2009. Cash received from the exercise of stock options was $8.2 million in fiscal 2011, $3.7 million in fiscal 2010, and $1.7 million in fiscal 2009. The Company made principal payments on its long-term obligations of $61.3 million in fiscal 2011, $44.9 million in fiscal 2010, and $87.2 million in fiscal 2009. The Company purchased treasury stock of $2.5 million in fiscal 2010, and $40.3 million in fiscal 2009. During fiscal 2010, the Company received proceeds of $94.9 million from the May 2010 private placement as discussed below.
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
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $21.4 million, $44.9 million, and $61.3 million during the years ended July 31, 2009, 2010, and 2011, respectively. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes at par without penalty.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2011, there were no outstanding borrowings under the credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2011, the Company was in compliance with the financial covenant of the June 2004, February 2006, March 2007, and May 2010 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.7 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement, as amended and extended in May 2008, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2011, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 7.8 to 1.0.
Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 22.3% at July 31, 2011 and 27.6% at July 31, 2010. Long-term obligations decreased by $51.0 million from July 31, 2010 to July 31, 2011 due to debt repayments made during the year, offset by the $10.3 million increase in the USD value of the Euro denominated debt due to foreign exchange fluctuations. The fiscal 2011 debt repayments consisted of the scheduled installment of $26.1 million on the 2004 private placement, an installment of $18.8 million on the 2006 private placement, and an installment of $16.4 million on the 2007 private placement.
Stockholders’ investment increased $151.2 million during fiscal 2011 primarily due to net income of $108.7 million offset by the dividends paid on Class A and Class B Common Stock of $35.6 and $2.5 million, respectively. The increase in the accumulated other comprehensive income of $63.0 million was primarily due to positive effects of foreign currency translation.
The Company’s cash balances are generated and held in numerous locations throughout the world. At July 31, 2011, approximately 69% of the Company’s cash and cash equivalents was held outside the United States. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.
Subsequent Events Affecting Liquidity and Capital Resources
On September 9, 2011, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.72 to $0.74 per share. A quarterly dividend of $0.185 will be paid on October 31, 2011, to shareholders of record at the close of business on October 10, 2011. This dividend represents an increase of 2.8% and is the 26th consecutive annual increase in dividends.
On September 9, 2011, the Company’s Board of Directors authorized a share buyback program for up to an additional 2 million shares of the Company’s Class A Common Stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes.

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
Related Party Transactions — The Company evaluated its affiliated party transactions for the period ended July 31, 2011. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2011, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than	Uncertain
Contractual Obligations	Total	1 Year	Years	Years	5 Years	Timeframe
Long-Term Debt Obligations	$393,178	$61,264	$122,528	$85,028	$124,358	$—
Operating Lease Obligations	57,026	18,350	23,303	12,816	2,557	—
Purchase Obligations (1)	76,558	61,771	8,072	6,715	—	—
Interest Obligations	79,230	19,404	29,143	17,219	13,464	—
Tax Obligations	22,343	—	—	—	—	22,343
Other Obligations (2)	15,011	1,054	2,232	2,538	9,187	—

Total	$643,346	$161,843	$185,278	$124,316	$149,566	$22,343

(1)	Purchase obligations include all open purchase orders as of July 31, 2011.

(2)
Other obligations represent expected payments under the Company’s postretirement medical, dental, and vision plans as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.

Inflation and Changing Prices
Essentially all of the Company’s revenue is derived from the sale of its products in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year, timing differences in instituting price changes, and the large amount of part numbers make it impracticable to accurately define the impact of inflation on profit margins.

Critical Accounting Estimates
Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases these estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments.
The Company believes the following accounting estimates are most critical to an understanding of its financial statements. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) material changes in the estimates are reasonably likely from period to period. For a detailed discussion on the application of these and other accounting estimates, refer to Note 1 to the Company’s Consolidated Financial Statements.
Income Taxes
The Company’s effective tax rate is based on pre-tax income and the tax rates applicable to that income in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective income tax rate and in evaluating its tax positions. The Company establishes liabilities when it is more likely than not that the Company will not realize the full tax benefit of the position. The Company adjusts these liabilities in light of changing facts and circumstances.
Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective income tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the income tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances against its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies, and can also be impacted by changes to tax laws. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return, but has not yet recognized as expense in the consolidated financial statements.
The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Judgment is required in evaluating tax positions and determining income tax provisions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations.
Goodwill and Other Indefinite-lived Intangible Assets
The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been diminution of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with a purchase price above $5 million require the use of external valuations.

The Company has identified seven reporting units within its three reportable segments. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis; the assumptions used in performing the 2011 impairment calculations were evaluated in light of market and business conditions. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, capital expenditures, working capital levels, income tax rates, the benefits of recent acquisitions and expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the Company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of implied fair value of goodwill would require management to compare the fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit; if necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of assets and liabilities for the reporting unit. If the implied fair value of the goodwill is less than the carrying value, an impairment would be recorded.
In performing the Company’s annual goodwill impairment assessment the Company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its reporting units. Based on the Company’s fiscal 2011 goodwill impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its reporting units, the hypothetical fair value of each of the Company’s reporting units would have been greater than the carrying value. See Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data for further information about goodwill and intangible assets.
The Company also evaluates the recoverability of its indefinite-lived intangible assets by utilizing a relief from royalty valuation methodology that estimates the fair value of the future discounted cash flows of each indefinite-lived intangible asset. The future projections, which are based on both past performance and the projections and assumptions used in the Company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the relief from royalty valuation methodology include estimates of future revenue streams based on expected growth and royalty rates, income tax rates, expected synergies, and a weighted-average cost of equity that reflects the specific risk profile of the indefinite-lived intangible asset tested. The Company’s methodologies for valuing indefinite-lived intangible assets are applied consistently on a year-over-year basis. The Company continues to believe that the relief from royalty valuation methodology provides the most reasonable and meaningful fair value estimate based upon the indefinite-lived intangible assets’ projected future revenue streams and replicates how market participants would value the Company’s indefinite-lived intangible assets in an orderly transaction.
The Company completed its annual impairment testing of goodwill and other indefinite-lived intangibles assets in the fourth quarter of fiscal 2011. Although the Company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain in nature and can vary from actual results.
Reserves and Allowances
The Company has recorded reserves or allowances for inventory obsolescence, uncollectible accounts receivable, and credit memos. These accounts require the use of estimates and judgment. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The Company believes that such estimates are made with consistent and appropriate methods. Actual results may differ from these estimates under different assumptions or conditions.
New Accounting Standards
The information required by this Item is provided in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

Forward-Looking Statements
Brady believes that certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-K, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of this Form 10-K. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact of the Company’s foreign operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Japanese Yen and the Swiss Franc currency. As of July 31, 2011, the notional amount of outstanding forward contacts designated as cash flow hedges was $80.8 million. The Company also uses forward foreign exchange currency contracts of €38.7 million (approximately $50.0 million USD) and euro-denominated debt of €75.0 million designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. Such activities require approval of the Board of Directors. As of July 31, 2011, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s favorable and unfavorable currency translation adjustment recorded in fiscal 2011 and 2010 as a separate component of stockholders’ investment was $63.0 million and ($1.2) million, respectively. As of July 31, 2011 and 2010, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $427.7 million and $240.4 million, respectively. The potential decrease in the net current assets as of July 31, 2011 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $42.8 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8.	Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 27, 2011

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$389,971	$314,840
Accounts receivable — net	228,483	221,621
Inventories:
Finished products	62,152	52,906
Work-in-process	14,550	13,146
Raw materials and supplies	27,484	28,620

Total inventories	104,186	94,672
Prepaid expenses and other current assets	35,647	37,839

Total current assets	758,287	668,972

Other assets:
Goodwill	800,343	768,600
Other intangibles assets	89,961	103,546
Deferred income taxes	53,755	39,103
Other non-current assets	19,244	20,808
Property, plant and equipment:
Cost:
Land	6,406	6,265
Buildings and improvements	104,644	101,138
Machinery and equipment	305,557	289,727
Construction in progress	11,226	9,873

	427,833	407,003
Less accumulated depreciation	287,918	261,501

Property, plant and equipment — net	139,915	145,502

Total	$1,861,505	$1,746,531

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$98,847	$96,702
Wages and amounts withheld from employees	69,798	67,285
Taxes, other than income taxes	7,612	7,537
Accrued income taxes	9,954	10,138
Other current liabilities	54,406	50,862
Current maturities on long-term obligations	61,264	61,264

Total current liabilities	301,881	293,788
Long-term obligations, less current maturities	331,914	382,940
Other liabilities	71,518	64,776

Total liabilities	705,313	741,504

Commitments and contingencies (See Note 9)
Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,628 at July 31, 2011 and 2010, respectively)	513	513
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	307,527	304,205
Earnings retained in the business	789,100	718,512
Treasury stock —1,667,235 and 2,175,771 shares, respectively of Class A nonvoting common stock, at cost	(50,017)	(66,314)
Accumulated other comprehensive income	113,898	50,905
Other	(4,864)	(2,829)

Total stockholders’ investment	1,156,192	1,005,027

Total	$1,861,505	$1,746,531

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$1,339,597	$1,259,096	$1,208,702
Cost of products sold	683,401	635,799	631,119

Gross margin	656,196	623,297	577,583
Operating expenses:
Research and development	43,001	42,621	34,181
Selling, general and administrative	441,815	435,906	397,180
Restructuring charges	9,188	15,314	25,849

Total operating expenses	494,004	493,841	457,210

Operating income	162,192	129,456	120,373
Other income (expense):
Investment and other income — net	3,990	1,168	1,800
Interest expense	(22,124)	(21,222)	(24,901)

Net other expense	(18,134)	(20,054)	(23,101)

Income before income taxes	144,058	109,402	97,272
Income taxes	35,406	27,446	27,150

Net income	$108,652	$81,956	$70,122

Net income per common share:
Class A Nonvoting:
Basic	$2.06	$1.56	$1.33

Diluted	$2.04	$1.55	$1.32

Dividends	$0.72	$0.70	$0.68

Class B Voting:
Basic	$2.04	$1.55	$1.32

Diluted	$2.03	$1.53	$1.31

Dividends	$0.70	$0.68	$0.66

Weighted average Class A and Class B common shares outstanding
Basic	52,639	52,402	52,559

Diluted	53,133	52,946	52,866

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2011, 2010 and 2009

			Earnings		Accumulated
		Additional	Retained		Other		Total
	Common	Paid-In	in the	Treasury	Comprehensive		Comprehensive
	Stock	Capital	Business	Stock	Income	Other	Income
	(In thousands, except per share amounts)
Balances at July 31, 2008	$548	$292,769	$639,059	$(33,234)	$128,161	$(5,495)

Net income	—	—	70,122	—	—	—	$70,122
Net currency translation adjustment and other (Note 1)	—	—	—	—	(75,110)	—	(75,110)

Total comprehensive income							$(4,988)

Issuance of 138,934 shares of Class A Common Stock under stock option plan	—	(1,995)	—	3,678	—	—
Other (Note 6)	—	(1,744)	—	—	—	1,003
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,336	—	—	—	—
Stock-based compensation expense (Note 1)	—	8,099	—	—	—	—
Purchase of 1,344,664 shares of Class A Common Stock	—	—	—	(40,267)	—	—
Cash dividends on Common Stock
Class A — $0.68 per share	—	—	(33,492)	—	—	—
Class B — $0.66 per share	—	—	(2,347)	—	—	—

Balances at July 31, 2009	$548	$298,466	$673,342	$(69,823)	$53,051	$(4,492)

Net income	—	—	81,956	—	—	—	$81,956
Net currency translation adjustment and other (Note 1)	—	—	—	—	(2,146)	—	(2,146)

Total comprehensive income							$79,810

Issuance of 215,447 shares of Class A Common Stock under stock option plan	—	(2,788)	—	6,505	—	—
Other (Note 6)	—	(2,512)	—	(459)	—	1,663
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,318	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,721	—	—	—	—
Purchase of 102,067 shares of Class A Common Stock	—	—	—	(2,537)	—	—
Cash dividends on Common Stock
Class A — $0.70 per share	—	—	(34,368)	—	—	—
Class B — $0.68 per share	—	—	(2,418)	—	—	—

Balances at July 31, 2010	$548	$304,205	$718,512	$(66,314)	$50,905	$(2,829)

Net income	—	—	108,652	—	—	—	$108,652
Net currency translation adjustment and other (Note 1)	—	—	—	—	62,993	—	62,993

Total comprehensive income							$171,645

Issuance of 524,144 shares of Class A Common Stock under stock option plan	—	(5,684)	—	13,877	—	—
Other (Note 6)	—	(1,964)	—	2,420	—	(2,035)
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,140	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,830	—	—	—	—
Cash dividends on Common Stock
Class A — $0.72 per share	—	—	(35,575)	—	—	—
Class B — $0.70 per share	—	—	(2,489)	—	—	—

Balances at July 31, 2011	$548	$307,527	$789,100	$(50,017)	$113,898	$(4,864)

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income	$108,652	$81,956	$70,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,827	53,022	54,851
Deferred income taxes	(8,161)	(6,834)	(8,640)
Gain on the sale of business (pre-tax)	(4,394)	—	—
Non-cash portion of stock-based compensation expense	9,830	9,721	7,731
Non-cash portion of restructuring	2,155	2,260	2,469
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	7,680	(29,479)	53,389
Inventories	(2,886)	426	34,749
Prepaid expenses and other assets	5,624	(3,502)	(2,423)
Accounts payable and accrued liabilities	(3,365)	52,410	(75,930)
Income taxes	3,388	5,258	(9,673)

Net cash provided by operating activities	167,350	165,238	126,645

Investing activities:
Acquisitions of businesses, net of cash acquired	(7,970)	(30,431)	—
Purchase price adjustment	—	—	3,514
Payments of contingent consideration	(1,528)	—	(1,405)
Divestiture of business, net of cash retained in business	12,980	—	—
Purchases of property, plant and equipment	(20,532)	(26,296)	(24,027)
Settlements of net investment hedges	(5,542)	6,248	—
Other	(39)	1,798	2,874

Net cash used in investing activities	(22,631)	(48,681)	(19,044)

Financing activities:
Payment of dividends	(38,064)	(36,786)	(35,839)
Proceeds from issuance of common stock	8,193	3,717	1,683
Principal payments on debt	(61,264)	(44,893)	(87,224)
Proceeds from issuance of debt	—	94,915	—
Purchase of treasury stock	—	(2,537)	(40,267)
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	(439)	859	1,336

Net cash (used in) provided by financing activities	(91,574)	15,275	(160,311)

Effect of exchange rate changes on cash	21,986	(5,148)	(17,489)

Net increase (decrease) in cash and cash equivalents	75,131	126,684	(70,199)
Cash and cash equivalents, beginning of year	314,840	188,156	258,355

Cash and cash equivalents, end of year	$389,971	$314,840	$188,156

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$21,298	$21,626	$26,047
Income taxes, net of refunds	35,851	30,870	48,766
Acquisitions:
Fair value of assets acquired, net of cash	$4,624	$15,366	$—
Liabilities assumed	(1,446)	(5,201)	—
Goodwill	4,792	20,266	—

Net cash paid for acquisitions	$7,970	$30,431	$—

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2011, 2010 and 2009
(In thousands except share and per share amounts)
1. Summary of Significant Accounting Policies
Nature of Operations — Brady Corporation is an international manufacturer and marketer of identification solutions and specialty products which identify and protect premises, products and people. Brady’s core capabilities in manufacturing, printing systems, precision engineering and materials expertise make it a leading supplier to the Maintenance, Repair and Operations (“MRO”) market and to the Original Equipment Manufacturing (“OEM”) market.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (“Brady” or the “Company”), all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation — The Company has reclassified certain prior year financial statement amounts to conform to their current year presentation. The operating activities including “Other liabilities” and “Accounts payable and accrued liabilities,” which were previously disclosed as single line items, have been combined and reported as “Accounts payable and accrued liabilities” on the Consolidated Statement of Cash Flows for the years ending July 2010 and 2009. The financing activities including “Other” and “Income tax benefit from the exercise of stock options and deferred compensation distribution,” which were previously disclosed as single line items, have been combined and reported as “Income tax benefit from the exercise of stock options and deferred compensation distribution, and other” on the Consolidated Statement of Cash Flows for the years ending July 2010 and 2009. This reclassification had no effect on cash provided by operating activities, cash used in financing activities, total assets, net income, or earnings per share.
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
Subsequent Events — On September 9, 2011, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.72 to $0.74 per share. A quarterly dividend of $0.185 will be paid on October 31, 2011, to shareholders of record at the close of business on October 10, 2011. This dividend represents an increase of 2.8% and is the 26th consecutive annual increase in dividends.
On September 9, 2011, the Company’s Board of Directors authorized a share buyback program for up to an additional 2 million shares of the Company’s Class A Common Stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes.
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
Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost. The Company’s cash equivalents as of July 31, 2010, included variable rate demand note securities (“VRDN”) issued by various agencies that include a put feature to the original issuer or the issuer’s agent. The Company’s VRDN investments are generally federal tax-exempt instruments of high credit quality, secured by direct-pay letters of credit from major financial institutions. These investments have variable rates tied to short-term interest rates. Interest rates are reset weekly and these VRDN investments can be tendered for sale upon notice (generally no longer than seven days). Although the Company’s VRDN securities are issued and rated as long-term securities (with maturities through 2029), they are priced and traded as short-term investments.

The Company classified the variable rate demand note securities with put features, where the issuer holds the obligation, as cash equivalents. The investments are carried at cost or par value, which approximates the fair value. As of July 31, 2010, the recorded values of the VRDNs held by the Company were $66.1 million and there were no realized or unrealized gains or losses related to the Company’s securities. As of July 31, 2010, all VRDNs held by the Company were classified as “cash and cash equivalents” on the Consolidated Balance Sheets. The Company did not hold any VRDNs as of July 31, 2011.
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $6,183 and $7,137 as of July 31, 2011 and 2010, respectively. No single customer comprises more than 10% of the Company’s consolidated net sales in 2011, 2010, or 2009, or 10% of the Company’s consolidated accounts receivable as of July 31, 2011 or 2010. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable at different rates, based upon the age of the receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 16% of total inventories at July 31, 2011 and approximately 20% of total inventories at July 31, 2010) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $9,168 and $9,178 on July 31, 2011 and 2010, respectively.
Plant, Property, and Equipment — Plant, property, and equipment are recorded at cost. The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings and improvements	10 to 33 Years
Computer systems	5 Years
Machinery and equipment	3 to 10 Years
Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $28,997, $31,560, and $32,023 for the years ended July 31, 2011, 2010 and 2009, respectively.
Goodwill and Other Intangible Assets — The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed on a straight-line basis, over the estimated periods benefited. Intangible assets with indefinite useful lives and goodwill are not subjected to amortization. These assets are assessed for impairment annually or more frequently as deemed necessary. Goodwill at July 31, 2011 and 2010 did not include any accumulated impairment losses.
Changes in the carrying amount of goodwill for the years ended July 31, 2011 and 2010 are as follows:

			Asia-
	Americas	Europe	Pacific	Total
Balance as of July 31, 2009	$410,135	$166,251	$174,787	$751,173

Current year acquisitions	13,370	6,896	—	20,266
Translation adjustments and other	1,513	(9,958)	5,606	(2,839)

Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600

Current year acquisitions	—	—	4,792	4,792
Current year divestitures	(3,696)	(8,380)	—	(12,076)
Translation adjustments and other	4,256	16,429	18,342	39,027

Balance as of July 31, 2011	$425,578	$171,238	$203,527	$800,343

Goodwill increased $31,743 during fiscal 2011 due to the net effects of foreign currency translation and recent acquisition activity, offset by recent divestitures. Of the $31,743 increase, $39,027 was due to the positive effects of foreign currency translation and $4,792 resulted from the acquisition of ID Warehouse during the second quarter of fiscal 2011. The increase was offset by a $12,076 decrease in goodwill as a result of the divestiture of the Company’s Teklynx business during the second quarter of fiscal 2011. See Note 2, “Acquisitions and Divestitures” for further discussion.

Goodwill increased $17,427 during fiscal 2010 due to the acquisition activity in the period offset by the net effects of foreign currency translation. Of the $17,427 increase in goodwill, $778 resulted from the acquisition of certain assets of Welco, a division of Welconstruct Group Limited (“Welco”) in the first quarter of fiscal 2010, $13,370 resulted from the acquisition of Stickolor Industria e Comerciao de Auto Adesivos Ltda. (“Stickolor”) in the second quarter of fiscal 2010, and $6,118 resulted from the acquisition of Securimed SAS (“Securimed”) in the third quarter of fiscal 2010. The increase in goodwill was offset by the negative net effect of foreign currency translation of $2,839 during fiscal 2010.
Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2011				July 31, 2010
	Weighted				Weighted
	Average	Gross			Average	Gross
	Amortization	Carrying	Accumulated	Net Book	Amortization	Carrying	Accumulated	Net Book
	Period (Years)	Amount	Amortization	Value	Period (Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,784	$(8,556)	$1,228	5	$9,314	$(7,855)	$1,459
Trademarks and other	7	9,448	(6,599)	2,849	7	8,823	(5,685)	3,138
Customer relationships	7	165,566	(119,977)	45,589	7	152,720	(95,996)	56,724
Non-compete agreements and other	4	16,432	(15,760)	672	4	15,239	(14,356)	883
Unamortized other intangible assets:
Trademarks and tradenames	N/A	39,623	—	39,623	N/A	41,342	—	41,342

Total		$240,853	$(150,892)	$89,961		$227,438	$(123,892)	$103,546

The value of other intangible assets in the Consolidated Balance Sheet at July 31, 2011, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States dollar between the date of acquisition and July 31, 2011.
Amortization expense of intangible assets during fiscal 2011, 2010, and 2009 was $19,830, $21,462, and $22,828, respectively. The amortization over each of the next five fiscal years is projected to be $16,883, $11,029, $5,946, $5,540, and $4,353 for the years ending July 31, 2012, 2013, 2014, 2015 and 2016, respectively.
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
During the fourth quarter of fiscal 2011, the Company conducted a goodwill impairment assessment. The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of May 1, 2011, the Company’s assessment date. Fair value was determined using the weighted average of a discounted cash flow and market participant analysis for each reporting unit. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2011.
During the fourth quarter of fiscal 2011, the Company conducted an indefinite-lived intangible asset impairment assessment. The assessment included comparing the carrying amount of the indefinite-lived intangible asset to the fair value of those assets as of May 1, 2011, the Company’s assessment date. Fair value was determined using a discounted revenue stream analysis for each indefinite-lived intangible based on a relief from royalty valuation methodology. The Company’s methodologies for valuing indefinite-lived intangible assets are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2011.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2011 and 2010, $11,892 and $11,496, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership, and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2011 and 2010, the Company had a reserve of $4,491 and $3,963, respectively.
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
Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailer costs as outlined above. Advertising expense for the years ended July 31, 2011, 2010, and 2009 were $79,326, $72,000, and $77,395, respectively.
Stock-Based Compensation — The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under these plans, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The Company granted restricted shares in fiscal 2008 and fiscal 2011 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. The restricted shares granted in fiscal 2008 and 2011 are referred to herein as “performance-based restricted shares.”
As of July 31, 2011, the Company has reserved 5,799,017 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 737,000 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2011, 2010, and 2009 was $9,830 ($5,996 net of taxes), $9,721 ($5,930 net of taxes), and $7,731 ($4,716 net of taxes), respectively. As of July 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $18,551 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.
The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005 using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2011		2010		2009
	Performance-		Performance-		Performance-
	Based	Service-Based	Based	Service-Based	Based	Service-Based
Black-Scholes Option Valuation Assumptions	Options	Options	Options	Options	Options	Options
Expected term (in years)	6.57	5.91	6.57	5.94	N/A	5.96
Expected volatility	39.39%	40.22%	38.72%	39.88%	N/A	36.07%
Expected dividend yield	1.96%	1.94%	3.02%	3.01%	N/A	2.03%
Risk-free interest rate	2.35%	1.65%	3.03%	2.63%	N/A	1.75%
Weighted-average market value of underlying stock at grant date	$28.43	$29.13	$28.73	$28.68	N/A	$21.26
Weighted-average exercise price	$28.35	$29.13	$29.78	$28.68	N/A	$21.26
Weighted-average fair value of options granted	$9.87	$9.59	$8.70	$8.77	N/A	$6.30
The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments and historical yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is calculated as the average of the high and the low stock price on the date of grant.
Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two-year vesting period. These awards originally vested five years from the grant date upon meeting certain financial performance and service conditions. This modification resulted in a one-time cumulative reduction of $1.2 million to share-based compensation expense in order to align the expense recognition with the amended vesting terms. The Company’s Chief Executive Officer, Chief Financial Officer, and the other three named executive officers currently have the following performance-based restricted shares affected by this amendment: Frank M. Jaehnert, 50,000 shares; Thomas J. Felmer, 35,000 shares; Peter C. Sephton, 35,000 shares; Matthew O. Williamson, 35,000 shares; and Robert L. Tatterson, 20,000 shares.
The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer in August of 2010, with a grant price and fair value of $28.35 per share. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2011, 310,000 performance-based restricted shares were outstanding.
The Company granted 465,000 performance-based stock options during fiscal 2011, with a weighted average exercise price of $28.35 and a weighted average fair value of $9.87. The Company also granted 900,500 service-based stock options during fiscal 2011, with a weighted average exercise price of $29.13 and a weighted average fair value of $9.59.
Research and Development — Amounts expended for research and development are expensed as incurred.

Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on the post-retirement medical, dental and vision plans net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented.

		Amortization
		of gain on
		post-
	Unrealized	retirement	Foreign	Accumulated
	(loss) gain on	medical,	currency	other
	cash flow	dental and	translation	comprehensive
	hedges	vision plan	adjustments	income
Beginning balance, July 31, 2008	$(971)	$2,493	$126,639	$128,161
Current-period change	918	(551)	(75,477)	(75,110)

Ending balance, July 31, 2009	$(53)	$1,942	$51,162	$53,051

Current-period change	(268)	(585)	(1,293)	(2,146)

Ending balance, July 31, 2010	$(321)	$1,357	$49,869	$50.905

Current-period change	(833)	831	62,995	62,993

Ending balance, July 31, 2011	$(1,154)	$2,188	$112,864	$113,898

The increase in accumulated other comprehensive income for the year ended July 31, 2011 as compared to the years ended July 31, 2010 and 2009 was primarily due to the depreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments line in the table above includes the impact of foreign currency translation in addition to the settlements of the net investment hedges, net of tax.
Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
Income Taxes — The Company accounts for income taxes in accordance with the applicable accounting guidance, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
Risk Management Activities — The Company is exposed to market risk, such as changes in interest rates and currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Hedging —The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s foreign operations. While the Company’s risk management objectives and strategies are driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in qualify for hedge accounting and result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from transactions in a currency differing from the respective functional currency.
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. The fair value of these instruments at July 31, 2011 and 2010 was a liability of $6,109 and $673, respectively. As of July 31, 2011, the notional amount of these outstanding forward exchange contracts was $80.8 million. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2011 and July 31, 2010, unrealized losses of $1,535 and $493 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next fifteen months when the hedged transactions impact earnings.
The Company has designated a portion of its foreign exchange contracts as net investment hedges of the Company’s net investments in European foreign operations and recorded these contracts at fair value on the Consolidated Balance Sheets. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2011 and July 31, 2010, unrealized losses of $4,589 and unrealized gains of $6,248 have been included in OCI, respectively.
The Company also utilizes Euro-denominated debt designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. As of July 31, 2011, the Company had €75.0 million foreign denominated debt outstanding designated as a net investment hedge of the Company’s net investment in its European foreign operations. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2011 and July 31, 2010, unrealized losses of $13,070 and $2,833 have been included in OCI, respectively.
The Company also enters into forward exchange contracts to create economic hedges to manage foreign exchange risk exposure. The fair value of these instruments at July 31, 2011 and 2010 was $1 and $40, respectively. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the fiscal years ended July 31, 2011, 2010, and 2009.
New Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) amended its authoritative guidance related to the presentation of comprehensive income, requiring entities to present items of net income and other comprehensive income either in one continuous statement or in two separate consecutive statements. This guidance becomes effective for the Company’s fiscal 2013 first quarter. The Company has evaluated the impact of adopting this guidance but believes that it will result only in changes in the presentation of its financial statements and will not have a material impact on the Company’s results of operations, financial position or cash flows.
In May 2011, the FASB amended its authoritative guidance related to fair value measurements to provide a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This guidance clarifies the application of existing fair value measurement and expands the existing disclosure requirements. This guidance becomes effective for the Company’s fiscal 2012 third quarter. This guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows, but may require certain additional disclosures.
In December 2010, the FASB amended its authoritative guidance related to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, consideration should be made as to whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance becomes effective for the Company in fiscal 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisitions and Divestitures
The Company completed one business acquisition during the fiscal year ended July 31, 2011 and three business acquisitions during the fiscal year ended July 31, 2010. The Company did not complete any business acquisitions during the fiscal year ended July 31, 2009. All of these transactions were accounted for using the purchase method of accounting; therefore, the results of the acquired operations are included in the accompanying consolidated financial statements only since their acquisition dates.
The Company also divested of one business during the fiscal year ended July 31, 2011. The Company did not complete any divestitures during the fiscal years ended July 31, 2010 or 2009.
Fiscal 2011
In November 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia-Pacific segment. The purchase price allocation resulted in $4,792 assigned to goodwill, $1,846 assigned to customer relationships, and $487 assigned to non-compete agreements. The amounts assigned to the customer relationships and non-compete agreements are being amortized over 10 and 5 years, respectively. The Company expects the acquisition to further strengthen its position in the people identification business in Australia and the segment.
The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets net of cash	$1,876
Property, plant & equipment	415
Goodwill	4,792
Customer relationships	1,846
Non-compete agreements	487

Total assets acquired net of cash	9,416
Liabilities assumed	1,446

Net assets acquired	$7,970

The results of the operations of the acquired business have been included since the date of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisition of ID Warehouse was not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
In December 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and Europe segments. The Company received proceeds of $12,980, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Consolidated Statement of Income for the year ended July 31, 2011. The divestiture of the Teklynx business was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core business.
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
The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2011 and 2010. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2011	2010
Obligation at beginning of year	$15,277	$14,311
Service cost	666	662
Interest cost	694	795
Actuarial (gain)/loss	(955)	967
Benefit payments	(671)	(834)
Plan amendments	—	(169)
Settlements	—	(455)

Obligation at end of fiscal year	$15,011	$15,277

The voluntary retiree medical savings account plan was terminated effective December 31, 2009. Employer match account balances were prorated and paid to participants through a settlement of $455, and the remaining reduction in the liability resulted in a plan amendment of $169 as of July 31, 2010.

As of July 31, 2011 and 2010, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2011	2010
Current liability	$1,054	$1,060
Noncurrent liability	13,957	14,217

	$15,011	$15,277

As of July 31, 2011 and 2010, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2011	2010
Net actuarial gain	$3,131	$2,252
Prior service credit	503	585

	$3,634	$2,837

Net periodic benefit cost for the Plan for fiscal years 2011, 2010, and 2009 includes the following components:

	Years Ended July 31,
	2011	2010	2009
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$666	$662	$672
Prior service credit	(82)	(64)	(70)
Interest cost on accumulated postretirement benefit obligation	694	795	842
Amortization of unrecognized gain	(76)	(206)	(308)
Curtailment loss	—	—	393

Periodic postretirement benefit cost	$1,202	$1,187	$1,529

The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $178 and $82, respectively. The termination of the voluntary retiree medical savings account plan resulted in a reduction in the liability for the one-time settlement of $455 and the one-time plan amendment of $169 as of July 31, 2010. The reduction in workforce resulted in a one-time curtailment gain of $679 and the accelerated recognition of the previously unrecognized prior service cost of $106, offset by a one-time separation benefit charge of $1,178, resulting in a net curtailment loss of $393 as of July 31, 2009.
The following assumptions were used in accounting for the Plan:

	2011	2010	2009
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	4.5%	4.5%	5.5%
Weighted average discount rate used in determining net periodic benefit cost	4.5%	5.5%	6.8%
Assumed health care trend rate used to measure APBO at July 31	8.0%	8.0%	8.0%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%	5.5%
Fiscal year the ultimate trend rate is reached	2017	2016	2015
The assumed health care cost trend rate has a significant effect on the amounts reported for the Plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
Effect on future service and interest cost	$13	$(12)
Effect on accumulated postretirement benefit obligation at July 31, 2011	185	(170)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2012	$1,054
2013	1,084
2014	1,148
2015	1,234
2016	1,304
2017 through 2021	7,791

The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2011 and 2010, $7,293 and $7,540, respectively, of accrued retirement and profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.
The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2011 and 2010, $12,299 and $10,398, respectively, of deferred compensation was included in current and other long-term liabilities in the accompanying consolidated balance sheets.
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
The amounts charged to expense for the retirement and profit sharing described above were $14,911, $12,547, and $11,765 during the years ended July 31, 2011, 2010, and 2009, respectively.
4. Income Taxes
Income (loss) before income taxes consists of the following:

	Years Ended July 31,
	2011	2010	2009
United States	$29,913	$4,423	$(383)
Other Nations	114,145	104,979	97,655

Total	$144,058	$109,402	$97,272

Income taxes consist of the following:

	Years Ended July 31,
	2011	2010	2009
Current income tax expense:
United States	$5,784	$474	$3,486
Other Nations	37,384	32,800	31,223
States (U.S.)	399	1,006	1,081

	43,567	34,280	35,790

Deferred income tax (benefit) expense:
United States	(5,161)	(4,604)	(7,633)
Other Nations	(3,746)	(1,942)	(1,693)
States (U.S.)	746	(288)	686

	(8,161)	(6,834)	(8,640)

Total	$35,406	$27,446	$27,150

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
The approximate tax effects of temporary differences are as follows:

	July 31, 2011
	Assets	Liabilities	Total
Inventories	$5,328	$(37)	$5,291
Prepaid catalog costs	18	(3,038)	(3,020)
Employee benefits	892	—	892
Accounts receivable	1,979	(75)	1,904
Other, net	8,429	(2,363)	6,066

Current	16,646	(5,513)	11,133

Fixed Assets	2,189	(7,672)	(5,483)
Intangible Assets	1,964	(33,798)	(31,834)
Capitalized R&D expenditures	2,807	—	2,807
Deferred compensation	23,654	—	23,654
Postretirement benefits	6,764	—	6,764
Tax credit carry-forwards and net operating losses	62,638	—	62,638
Less valuation allowance	(27,476)	—	(27,476)
Other, net	2,453	—	2,453

Noncurrent	74,993	(41,470)	33,523

Total	$91,639	$(46,983)	$44,656

	July 31, 2010
	Assets	Liabilities	Total
Inventories	$6,666	$—	$6,666
Prepaid catalog costs	16	(2,299)	(2,283)
Employee benefits	1,910	7	1,917
Accounts receivable	2,033	—	2,033
Other, net	6,512	(1,519)	4,993

Current	17,137	(3,811)	13,326

Fixed Assets	1,734	(9,270)	(7,536)
Intangible Assets	1,970	(26,969)	(24,999)
Capitalized R&D expenditures	7,953	—	7,953
Deferred compensation	22,100	—	22,100
Postretirement benefits	7,573	—	7,573
Tax credit carry-forwards and net operating losses	48,140	—	48,140
Less valuation allowance	(27,510)	—	(27,510)
Other, net	199	(6,429)	(6,230)

Noncurrent	62,159	(42,668)	19,491

Total	$79,296	$(46,479)	$32,817

Tax loss carry-forwards at July 31, 2011 are comprised of:
•	Foreign net operating loss carry-forwards of $84,182, of which $73,388 have no expiration date and the remainder of which expire within the next 5 years.
•	State net operating loss carry-forwards of $71,880, which expire from 2014 to 2030.
•	Foreign tax credit carry-forwards of $28,304, which expire from 2018 to 2021.
•	State research and development credit carry-forwards of $346, which expire from 2017 to 2029.
The valuation allowance decreased by $34 during the fiscal year ended July 31, 2011 and increased by $1,840 during the fiscal year ended July 31, 2010. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.

Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2011	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.0%	0.6%	1.6%
International rate differential	(6.3)%	(9.8)%	(8.6)%
Non-creditable withholding taxes	0.8%	1.8%	—
Rate variances arising from foreign subsidiary distributions	(6.5)%	(2.6)%	(3.4)%
Adjustments to tax accruals and reserves	3.8%	(0.5)%	5.8%
Research and development tax credits	(1.1)%	(0.3)%	(1.5)%
Other, net	(1.1)%	0.9%	(1.0)%

Effective tax rate	24.6%	25.1%	27.9%

The Company is eligible for tax holidays on the earnings of certain subsidiaries in Asia, including China, India, Thailand, and the Philippines. The benefits realized as a result of these tax holidays reduced the consolidated effective tax rate by approximately 1.5%, 2.3%, and 3.3% during the years ended July 31, 2011, 2010, and 2009, respectively. These tax holidays are in the process of expiring and are anticipated to be fully exhausted by March 31, 2014.
Uncertain Tax Positions
On August 1, 2007, the Company adopted guidance regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2008	$16,017
Additions based on tax positions related to the current year	2,526
Additions for tax positions of prior years(1)	4,056
Reductions for tax positions of prior years	(934)
Lapse of statute of limitations	(944)
Settlements with tax authorities	60
Cumulative Translation Adjustments and other	(1,319)

Balance at July 31, 2009	$19,462

Additions based on tax positions related to the current year	1,989
Additions for tax positions of prior years	3,934
Reductions for tax positions of prior years	(6,672)
Lapse of statute of limitations	(194)
Settlements with tax authorities	(1,054)
Cumulative Translation Adjustments and other	203

Balance at July 31, 2010	$17,668

Additions based on tax positions related to the current year	5,147
Additions for tax positions of prior years	2,387
Reductions for tax positions of prior years	(291)
Lapse of statute of limitations	(2,803)
Settlements with tax authorities	(728)
Cumulative Translation Adjustments and other	963

Balance at July 31, 2011	$22,343

(1)	Includes acquisitions.
With the exception of Cumulative Translation Adjustments, the entire amount of unrecognized tax benefits, if recognized, would affect the Company’s effective income tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income.

Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company’s tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During the years ended July 31, 2011, 2010, and 2009, the Company recognized a $990 reduction in interest expense, and a $33 and $427 increase in interest expense, respectively, and $500, $780 and $414 of penalties, respectively, related to the reserve for uncertain tax positions, net of amounts reversing due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2011 and 2010, the Company had $1,507 and $2,473, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2011 and 2010, the Company had $2,229 and $1,592, respectively, accrued for penalties on unrecognized tax benefits.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $2,351 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, and/or statute expirations.
During the year ended July 31, 2011, the Company recognized tax benefits associated with certain international and domestic tax positions being resolved and the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’09 — F’11
France	F’08 — F’11
Germany	F’03 — F’11
United Kingdom	F’09 — F’11
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2011, were approximately $455,812. These earnings have been reinvested in non-U.S. business operations and the Company does not intend to repatriate these earnings to fund U.S. operations. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $21.4 million, $44.9 million, and $61.3 million during the years ended July 31, 2009, 2010, and 2011, respectively. In June 2009, the Company also completed a cash tender offer to purchase approximately $65.8 million of its outstanding notes at par without penalty.
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain standard conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually up to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of July 31, 2011, there were no outstanding borrowings under the credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2011, the Company was in compliance with the financial covenant of the June 2004, February 2006, March 2007, and May 2010 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.7 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement, as amended and extended in May 2008, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2011, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 7.8 to 1.0.

Long-term obligations consist of the following as of July 31:

	2011	2010
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$43,194	$45,615
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	64,791	52,132
USD-denominated notes payable through 2014 at a fixed rate of 5.14%	56,250	75,000
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	130,714	156,857
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	98,229	114,600

	$393,178	$444,204

Less current maturities	$(61,264)	$(61,264)

	$331,914	$382,940

The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $416,694 and $467,479 at July 31, 2011 and July 31, 2010, respectively, as compared to the carrying value of $393,178 and $444,204 at July 31, 2011 and July 31, 2010, respectively.
Maturities on long-term debt are as follows:

Years Ending July 31,
2012	$61,264
2013	61,264
2014	61,264
2015	42,514
2016	42,514
Thereafter	124,358

Total	$393,178

The Company had outstanding letters of credit of $1,466, and $1,564 at July 31, 2011 and 2010, respectively.
6. Stockholders’ Investment
Information as to the Company’s capital stock at July 31, 2011 and 2010 is as follows:

	July 31, 2011			July 31, 2010
	Shares	Shares	(thousands)	Shares	Shares	(thousands)
	Authorized	Issued	Amount	Authorized	Issued	Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value:
Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$548			$548

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
During fiscal 2008 and fiscal 2009, the Company’s Board of Directors authorized share repurchase plans for the Company’s Class A Nonvoting Common Stock. The share repurchase plans were implemented by purchasing shares in the open market or privately negotiated transaction, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company reacquired approximately 102,067, 1,345,000 and 1,349,000 shares of its Class A Common Stock for $2.5 million, $40.3 million and $42.2 million in fiscal 2010, 2009 and 2008, respectively, in connection with its stock repurchase plans. The Company did not reacquire any shares in fiscal 2011. As of July 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.
The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2011, 2010, and 2009:

	Unearned		Shares Held
	Restricted	Deferred	in Rabbi
	Stock	Compensation	Trust, at cost	Total
Balances at July 31, 2008	$(6,182)	$13,643	$(12,956)	$(5,495)

Shares at July 31, 2008		690,539	690,539

Sale of shares at cost	—	(1,655)	1,223	(432)
Purchase of shares at cost	—	1,294	(1,294)	—
Amortization of restricted stock	1,435	—	—	1,435

Balances at July 31, 2009	$(4,747)	$13,282	$(13,027)	$(4,492)

Shares at July 31, 2009		671,650	671,650

Sale of shares at cost	—	(1,247)	1,536	289
Purchase of shares at cost	—	813	(813)	—
Amortization of restricted stock	1,374	—	—	1,374

Balances at July 31, 2010	$(3,373)	$12,848	$(12,304)	$(2,829)

Shares at July 31, 2010		614,988	614,988

Sale of shares at cost	—	(1,421)	1,375	(46)
Purchase of shares at cost	—	666	(666)	—
Issuance of restricted stock	(2,835)	—	—	(2,835)
Amortization of restricted stock	846	—	—	846

Balances at July 31, 2011	$(5,362)	$12,093	$(11,595)	$(4,864)

Shares at July 31, 2011		560,078	560,078

Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2011, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
The Company’s Employee Monthly Stock Investment Plan (the “Investment Plan”) provides that eligible employees may authorize a fixed dollar amount between $20 and $500 per month to be deducted from their pay. The funds deducted are forwarded to the Investment Plan administrator and are used to purchase the Company’s Class A Nonvoting Common Stock at the market price. As part of the Investment Plan, Brady pays all brokerage fees for stock purchases and dividend reinvestments.
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees. Additionally, the Company has a nonqualified stock option plan for non-employee directors under which stock options to purchase shares of Class A Nonvoting Common Stock are available for grant. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based stock options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The shares generally vest at the end of either a five-year or seven-year period upon meeting certain financial performance conditions. These shares are referred to herein as “performance-based restricted shares.”

As of July 31, 2011, the Company has reserved 5,799,017 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 737,000 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Changes in the options are as follows:

			Weighted
			Average
		Options	Exercise
	Option Price	Outstanding	Price
Balance, July 31, 2008	$9.59 – $40.37	3,985,205	$29.43

Options granted	17.23 – 35.42	614,000	21.26
Options exercised	9.59 – 38.19	(138,934)	15.75
Options cancelled	20.95 – 38.31	(479,665)	35.02

Balance, July 31, 2009	$13.31-$40.37	3,980,606	$27.96

Options granted	24.78 – 33.28	1,446,500	29.08
Options exercised	14.16 – 31.54	(241,403)	18.16
Options cancelled	15.28 – 38.31	(76,967)	31.91

Balance, July 31, 2010	$13.31-$40.37	5,108,736	$28.69

Options granted	28.35 – 37.95	1,365,500	28.86
Options exercised	14.16 – 29.78	(417,888)	19.62
Options cancelled	16.39 – 38.31	(330,331)	31.37

Balance, July 31, 2011	$13.31 – $40.37	5,726,017	$29.24

The total fair value of options vested during the fiscal years ended July 31, 2011, 2010, and 2009 was $6,822, $5,548, and $6,559, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2011, 2010, and 2009 was $5,701, $3,004, and $2,156, respectively.
There were 3,316,815, 3,100,955, and 2,831,311 options exercisable with a weighted average exercise price of $29.83, $28.85, and $27.46 at July 31, 2011, 2010, and 2009, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2011, 2010, and 2009 was $8,193, $3,717, and $1,683, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2011, 2010, and 2009 was $682, $866, and $779, respectively.
The following table summarizes information about stock options outstanding at July 31, 2011:

				Options Outstanding and
	Options Outstanding			Exercisable
		Weighted Average	Weighted	Shares	Weighted
	Number of Shares	Remaining	Average	Exercisable	Average
Range of	Outstanding at	Contractual Life	Exercise	at July 31,	Exercise
Exercise Prices	July 31, 2011	(in years)	Price	2011	Price
Up to $14.99	200,000	1.6	$13.31	200,000	$13.31
$15.00 to $29.99	3,900,515	7.2	26.68	1,516,313	24.07
$30.00 and up	1,625,502	5.0	37.33	1,600,502	37.34

Total	5,726,017	6.4	29.24	3,316,815	29.83

As of July 31, 2011, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $14,864 and $11,727, respectively.
Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two year vesting period. These awards originally vested five years from the grant date upon meeting certain financial performance and service conditions. This modification resulted in a one-time,$1.2 million reduction in share-based compensation expense to align the expense recognition with the amended vesting terms. The Company’s Chief Executive Officer, Chief Financial Officer, and the other three named executive officers currently have the following performance-based restricted shares affected by this amendment: Frank M. Jaehnert, 50,000 shares; Thomas J. Felmer, 35,000 shares; Peter C. Sephton, 35,000 shares; Matthew O. Williamson, 35,000 shares; and Robert L. Tatterson, 20,000 shares.

The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2011, 310,000 performance-based restricted shares were outstanding.
The Company granted 465,000 performance-based stock options during fiscal 2011, with a weighted average exercise price of $28.35 and a weighted average fair value of $9.87. The Company also granted 900,500 service-based stock options during fiscal 2011, with a weighted average exercise price of $29.13 and a weighted average fair value of $9.59.
7. Segment Information
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership which are managed as global functions. Restructuring charges, equity compensation costs, interest, investment and other income and income taxes are also excluded when evaluating segment performance.
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

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Total Company
Year ended July 31, 2011:
Revenues from external customers	$577,428	$404,955	$357,214	$1,339,597	$—	$1,339,597
Intersegment revenues	41,638	3,054	24,500	69,192	(69,192)	—
Depreciation and amortization expense	15,682	8,147	15,515	39,344	9,483	48,827
Segment profit	145,516	112,047	50,105	307,668	(15,742)	291,926
Assets	735,003	333,977	389,465	1,458,445	403,060	1,861,505
Expenditures for property, plant and equipment	8,212	2,626	8,620	19,458	1,074	20,532

Year ended July 31, 2010:
Revenues from external customers	$551,185	$380,121	$327,790	$1,259,096	$—	$1,259,096
Intersegment revenues	43,136	4,456	18,188	65,780	(65,780)	—
Depreciation and amortization expense	21,142	8,088	15,749	44,979	8,043	53,022
Segment profit	125,169	103,316	52,105	280,590	(14,131)	266,459
Assets	754,753	313,204	362,653	1,430,610	315,921	1,746,531
Expenditures for property, plant and equipment	8,502	1,535	9,946	19,983	6,313	26,296

Year ended July 31, 2009:
Revenues from external customers	$534,440	$367,156	$307,106	$1,208,702	$—	$1,208,702
Intersegment revenues	45,853	4,310	18,534	68,697	(68,697)	—
Depreciation and amortization expense	22,022	8,467	15,957	46,446	8,405	54,851
Segment profit	114,404	99,875	42,575	256,854	(7,952)	248,902
Assets	703,559	298,717	341,605	1,343,881	239,386	1,583,267
Expenditures for property, plant and equipment	8,422	3,326	5,848	17,596	6,431	24,027

	Years Ended July 31,
	2011	2010	2009
Net income reconciliation:
Total profit for reportable segments	$307,668	$280,590	$256,854
Corporate and eliminations	(15,742)	(14,131)	(7,952)
Unallocated amounts:
Administrative costs	(120,546)	(121,689)	(102,680)
Restructuring costs	(9,188)	(15,314)	(25,849)
Investment and other income — net	3,990	1,168	1,800
Interest expense	(22,124)	(21,222)	(24,901)

Income before income taxes	144,058	109,402	97,272
Income taxes	(35,406)	(27,446)	(27,150)

Net income	$108,652	$81,956	$70,122

	Revenues*			Long-Lived Assets**
	Years Ended July 31,			As of Years Ended July 31,
	2011	2010	2009	2011	2010	2009
Geographic information:
United States	$535,412	$521,318	$510,703	$488,571	$507,481	$519,932
China	164,640	156,842	199,893	118,945	118,953	123,078
Other	708,737	646,716	566,589	422,703	391,214	375,905
Eliminations	(69,192)	(65,780)	(68,483)	—	—	—

Consolidated total	$1,339,597	$1,259,096	$1,208,702	$1,030,219	$1,017,648	$1,018,915

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

8. Net Income Per Common Share
Net income per Common Share is computed by dividing net income (after deducting restricted stock dividends and the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 52,639,355 for 2011, 52,402,387 for 2010, and 52,558,657 for 2009. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.
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
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2011	2010	2009
Numerator
Net income (numerator for basic and diluted Class A net income per share)	$108,652	$81,956	$70,122
Less:
Restricted stock dividends	(223)	(147)	(144)

Numerator for basic and diluted Class A net income per share	$108,429	$81,809	$69,978

Less:
Preferential dividends	(820)	(816)	(823)
Preferential dividends on dilutive stock options	(6)	(11)	(11)

Numerator for basic and diluted Class B net income per share	$107,603	$80,982	$69,144

Denominator:
Denominator for basic net income per share for both Class A and B	52,639	52,402	52,559
Plus: effect of dilutive stock options	494	544	307

Denominator for diluted net income per share for both Class A and B	53,133	52,946	52,866

Class A common stock net income per share calculation:
Basic	$2.06	$1.56	$1.33
Diluted	$2.04	$1.55	$1.32
Class B common stock net income per share calculation:
Basic	$2.04	$1.55	$1.32
Diluted	$2.03	$1.53	$1.31
Options to purchase 3,049,611, 2,832,337, and 2,764,308 shares of Class A common stock were excluded from the computations of diluted net income per share for years ended July 31, 2011, 2010, and 2009, respectively, because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.
9. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $22,213, $23,712, and $25,971 for the years ended July 31, 2011, 2010, and 2009, respectively. Future minimum lease payments required under such leases in effect at July 31, 2011 are as follows, for the years ending July 31:

2012	$18,350
2013	12,636
2014	10,667
2015	7,338
2016	5,478
Thereafter	2,557

$57,026

In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material effect on the consolidated financial statements of the Company.

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
The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2011, and July 31, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered as
	Quoted Prices
	in Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair	Balance Sheet
	(Level 1)	(Level 2)	(Level 3)	Value	Classification
July 31, 2011:
Trading Securities	$10,897	$—	$—	$10,897	Other assets
Foreign exchange contracts — cash flow hedges	—	16	—	16	Prepaid expenses and other current assets
Foreign exchange contracts	—	3	—	3	Prepaid expenses and other current assets

Total Assets	$10,897	$19	$—	$10,916

Foreign exchange contracts — cash flow hedges	$—	$830	$—	$830	Other current liabilities
Foreign exchange contracts — net investment hedges	—	5,295	—	5,295	Other current liabilities
Foreign exchange contracts	—	2	—	2	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	107,985	—	107,985	Long term obligations, less current maturities

Total Liabilities	$—	$114,112	$—	$114,112

July 31, 2010:
Trading Securities	$8,757	$—	$—	$8,757	Other assets
Foreign exchange contracts — cash flow hedges	—	156	—	156	Prepaid expenses and other current assets
Foreign exchange contracts	—	24	—	24	Prepaid expenses and other current assets

Total Assets	$8,757	$180	$—	$8,937

Foreign exchange contracts — cash flow hedges	$—	$829	$—	$829	Other current liabilities
Foreign exchange contracts	—	64	—	64	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	97,747	—	97,747	Long term obligations, less current maturities

Total Liabilities	$—	$98,640	$—	$98,640

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2011 and 2010.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. See Note 5, “Long-Term Obligations” for fair value of long-term debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During fiscal 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than for the acquisition of ID Warehouse and divestiture of the Teklynx business. See Note 2, “Acquisitions and Divestitures” for further information. The Company also tested goodwill and intangible assets for impairment during the fourth quarter of fiscal 2011. See Note 1, “Summary of Significant Accounting Policies” for further information.
11. Restructuring
In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. As a result of these actions, the Company recorded restructuring charges of $25,849 in fiscal 2009. The restructuring charges included $21,279 of employee separation costs, $2,101 of non-cash fixed asset write-offs, $1,194 of other facility closure related costs, and $1,275 of contract termination costs. Of the $25,849 of restructuring charges recorded during the year ended July 31, 2009, $13,928 was incurred in the Americas, $7,730 was incurred in Europe, and $4,191 was incurred in Asia-Pacific.
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
In fiscal 2011, the Company continued executing its restructuring actions initiated in the prior periods and recorded restructuring charges of $9,188. The fiscal 2011 restructuring charges consisted of $6,341 of employee separation costs, $2,155 of non-cash fixed asset write-offs, $449 of other facility closure related costs, and $243 of contract termination costs. Of the $9,188 of restructuring charges recorded during the fiscal year ended July 31, 2011, $5,445 was incurred in the Americas, $3,340 was incurred in Europe, and $403 was incurred in Asia-Pacific. The costs related to these restructuring activities have been recorded on the consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made within the next twelve months.

A reconciliation of the Company’s restructuring activity for fiscal 2009, 2010 and 2011 is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2008	$—	$—	$—	$—
Restructuring charge	21,279	2,101	2,469	25,849
Non-cash write-offs	(368)	(2,101)		(2,469)
Other separation benefits	(1,178)			(1,178)
Cash payments	(15,288)	—	(1,592)	(16,880)

Ending balance, July 31, 2009	$4,445	$—	$877	$5,322

Restructuring charge	10,850	2,260	2,204	15,314
Non-cash write-offs	—	(2,260)	—	(2,260)
Cash payments	(9,240)	—	(2,975)	(12,215)

Ending balance, July 31, 2010	$6,055	$—	$106	$6,161

Restructuring charge	6,341	2,155	692	9,188
Non-cash write-offs	—	(2,155)	—	(2,155)
Cash payments	(10,189)	—	(749)	(10,938)

Ending balance, July 31, 2011	$2,207	$—	$49	$2,256

12. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 18 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of July 31, 2011 and July 31, 2010, the notional amount of outstanding forward exchange contracts was $80,807 and $45,328, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the twelve-month periods ended July 31, 2011 and 2010.
The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Japanese Yen, Swiss Franc. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2011 and 2010, unrealized losses of $1,535 and $493 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next fifteen months when the hedged transactions impact earnings.
At July 31, 2011 and July 31, 2010, the Company had $16 and $156 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets. At July 31, 2011 and July 31, 2010, the Company had $830 and $829, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Consolidated Balance Sheets. At July 31, 2011 and July 31, 2010, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $30,519 and $32,020, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.

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
During the three and twelve month period ended July 31, 2011, the Company used forward foreign exchange currency contracts designated as net investment hedges to hedge portions of the Company’s net investments in Euro-denominated foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income where it offsets gains and losses recorded on the Company’s net investment in Euro-denominated foreign operations. Any ineffective portions are recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2011, the Company had $5,295 of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Consolidated Balance Sheet. At July 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $50,000. There were no forward foreign exchange contracts designated as net investment hedges outstanding as of July 31, 2010.
Fair values of derivative instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2011		July 31, 2010		July 31, 2011		July 31, 2010
Derivatives designated as	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
hedging instruments	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$16	Prepaid expenses and other current assets	$156	Other current liabilities	$830	Other current liabilities	$829

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$5,295	Other current liabilities	$—

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$107,985	Long term obligations, less current maturities	$97,747

Total derivatives designated as hedging instruments		$16		$156		$114,110		$98,576

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$3	Prepaid expenses and other current assets	$24	Other current liabilities	$2	Other current liabilities	$64

Total derivatives not designated as hedging instruments		$3		$24		$2		$64

The pre-tax effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income consisted of the following:

				Amount of Gain
				or (Loss)		Location of	Amount of Gain
	Amount of Gain or (Loss)			Reclassified From		Gain or (Loss)	or (Loss)
	Recognized in OCI on		Location of Gain or	Accumulated OCI		Recognized in	Recognized in
	Derivative		(Loss) Reclassified	Into Income		Income on	Income on Derivative
Derivatives in	(Effective Portion)		From Accumulated	(Effective Portion)		Derivative	(Ineffective Portion)
Cash Flow Hedging	As of July 31,		OCI into Income	Year Ended July 31,		(Ineffective	Year Ended July 31,
Relationships	2011	2010	(Effective Portion)	2011	2010	Portion)	2011	2010
Foreign exchange contracts	$(1,535)	$(493)	Cost of goods sold	$(1,781)	$(80)	Cost of goods sold	$—	$—

Total	$(1,535)	$(493)		$(1,781)	$(80)		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Consolidated Balance Sheet consisted of the following:

				Amount of Gain
				or (Loss)		Location of	Amount of Gain
	Amount of Gain or (Loss)			Reclassified From		Gain or (Loss)	or (Loss)
	Recognized in OCI on		Location of Gain or	Accumulated OCI		Recognized in	Recognized in
Derivatives in	Derivative		(Loss) Reclassified	Into Income		Income on	Income on Derivative
Net Investment	(Effective Portion)		From Accumulated	(Effective Portion)		Derivative	(Ineffective Portion)
Hedging	As of July 31,		OCI into Income	Year Ended July 31,		(Ineffective	Year Ended July 31,
Relationships	2011	2010	(Effective Portion)	2011	2010	Portion)	2011	2010
Foreign exchange contracts	$(4,589)	$6,248	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Foreign currency denominated debt	$(13,070)	$(2,833)	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$(17,659)	$3,415		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income consisted of the following:

	Location of Gain or	Amount of Gain or
	(Loss) Recognized	(Loss) Recognized in
	in Income on	Income on Derivative
Derivatives Not Designated as Hedging Instruments	Derivative	2011	2010
Foreign exchange contracts	Other income (expense)	$(945)	$(40)

Total		$(945)	$(40)

13. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2011
Net Sales	$329,588	$329,009	$337,896	$343,104	$1,339,597
Gross Margin	164,512	159,010	167,638	165,036	656,196
Operating Income*	41,603	37,080	40,871	42,638	162,192
Net Income	26,281	24,199	28,589	29,583	108,652
Net Income Per Class A Common Share:
Basic	$0.50	$0.46	$0.54	$0.56	$2.06
Diluted **	0.50	0.46	0.54	0.56	2.04
2010
Net Sales	$318,486	$295,829	$321,887	$322,894	$1,259,096
Gross Margin	157,443	146,918	160,197	158,739	623,297
Operating Income*	35,557	23,902	35,914	34,083	129,456
Net Income	21,668	15,001	23,695	21,592	81,956
Net Income Per Class A Common Share:
Basic	$0.41	$0.29	$0.45	$0.41	$1.56
Diluted **	0.41	0.29	0.45	0.41	1.55

*
Fiscal 2011 had before tax restructuring charges by quarter of $3,641, $2,134, $1,211, and $2,202 for a total of $9,188. Fiscal 2010 had before tax restructuring charges by quarter of $3,601, $3,649, $2,347, and $5,717 for a total of $15,314.

**	The sum of the quarters does not equal the year-to-date total due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, WI
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2011, of the Company and our report dated September 27, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 27, 2011

Item 9B.	Other Information
By unanimous written consent effective September 26, 2011, the holders of the Company’s Class B Common Stock, by unanimous written consent covering 100% of the 3,538,628 outstanding shares, approved the Brady Corporation 2012 Omnibus Incentive Stock Plan (the “2012 Omnibus Plan”). Under the terms of the 2012 Omnibus Plan, pursuant to which 5,500,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant unrestricted stock, nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees and Directors of the Company and its affiliates. The 2012 Omnibus Plan, which became effective upon shareholder approval, provides that after December 31, 2011, no further awards or grants shall be made under the Company’s 2010 Omnibus Incentive Stock Plan or the Company’s 2010 Stock Option Plan for Non-Employee Directors. The foregoing description of the 2012 Omnibus Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2012 Omnibus Plan, which is filed as Exhibit 10.38 to this Form 10-K and is incorporated herein by reference. Forms of granting agreements under the 2012 Omnibus Plan are filed as Exhibits 10.39, 10.40. and 10.41 to this Form 10-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	53	President, CEO and Director
Thomas J. Felmer	49	Senior V.P., CFO
Stephen Millar	50	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	52	President — Brady Europe and V.P., Brady Corporation
Matthew O. Williamson	55	President — Brady Americas and V.P., Brady Corporation
Allan J. Klotsche	46	Senior V.P. — Human Resources
Robert L. Tatterson	46	V.P. and Chief Technology Officer
Bentley N. Curran	49	V.P. and Chief Information Officer
Kathleen M. Johnson	57	V.P. and Chief Accounting Officer
Aaron J. Pearce	40	V.P. and Treasurer
Conrad G. Goodkind	67	Director
Elizabeth Pungello	44	Director
Frank W. Harris	69	Director
Chan W. Galbato	48	Director
Patrick W. Allender	64	Director
Bradley C. Richardson	53	Director
Gary S. Balkema	56	Director
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
Thomas J. Felmer — Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady’s U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the European direct marketing businesses, which he also led for two years. In 2003, Mr. Felmer returned to the United States where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and integration leader of the EMED acquisition. In June 2004, he was appointed President-Direct Marketing Americas, and was named Chief Financial Officer in January 2008.
Stephen Millar — Mr. Millar joined the Company in 1999 as Managing Director of Brady Australia, a position he held until 2008 when he joined Brady Americas’ leadership team as Vice-President and General Manager responsible for its portfolio of people identification, medical and education businesses. In 2010, he returned to Asia in the role of MRO Director for the region. He was appointed to his current position, President-Brady Asia Pacific in March 2011. Prior to joining Brady, Mr. Millar served in a variety of leadership positions in Australia and New Zealand with GNB Technologies, a global manufacturer of automotive and industrial batteries. He holds a Bachelor of Commerce and Administration degree from Victoria University of Wellinton, New Zealand and is a member of the institute of Chartered Accountants of New Zealand.

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
Matthew O. Williamson — Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. From 1995 to 2003, Mr. Williamson served as the V.P. and General Manager of Brady’s specialty tape and identification solution businesses. From 1996 to 1998, Mr. Williamson served as the V.P. and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as V.P. and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as V.P. and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed President of the Brady Americas business. In addition to his role as President of the Brady Americas business, in January of 2008, Mr. Williamson assumed responsibility for the Direct Marketing Americas, and is currently serving as President of the Americas region. He holds a BBA in marketing from the University of Wisconsin-Milwaukee.
Allan J. Klotsche — Mr. Klotsche joined the Company in 1989. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed V.P. and General Manager of the Precision Tapes Group. He served as President — Brady Asia Pacific from 2003 until his current appointment as Senior Vice President leading Brady’s global human resource function in October 2010. Mr. Klotsche also serves as President of the Brady Corporation Foundation. He holds an MBA from the University of Wisconsin-Milwaukee.
Robert L. Tatterson — Dr. Tatterson joined the Company in 2006 as Vice President and Chief Technology Officer. Before joining Brady, he held a variety of positions with increasing responsibility at GE since 1992. Most recently, Dr. Tatterson served as Technology General Manager for GE Plastics’ Display and Optical Film business in Mt. Vernon, Indiana. He is a 6 Sigma Master Blackbelt and holds a Ph.D. in chemical engineering from the University of Michigan in Ann Arbor.
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
Aaron J. Pearce— Mr. Pearce joined the Company in 2004 as Director of Internal Audit. From 2006 to 2008, he served as Finance Director for Brady’s Asia Pacific Region. From 2008 to 2009, he served as the Global Tax Director. In January 2010, he assumed the role of Treasurer and Director of Investor Relations. Prior to Brady, Mr. Pearce was with Deloitte & Touche LLP and started his career in banking. He holds a bachelors degree in business administration from the University of Wisconsin-Milwaukee and is a certified public accountant.
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

Frank W. Harris, Ph.D — Dr. Harris was elected to the Board of Directors in 1991. He serves as the Chair of the Technology Committee and as a member of the Corporate Governance Committee. He served as the Distinguished Professor of Polymer Science and Biomedical Engineering at the University of Akron from 1983 to 2008 and Professor of Chemistry at Wright State University from 1970 to 1983. He is the founder of several technology based companies including Akron Polymer Systems where he serves as President and CEO. Dr. Harris is the inventor of several commercialized products including an optical film that realized over one billion dollars in sales. His extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.
Chan W. Galbato — Mr. Galbato was elected to the Board of Directors in 2006. He serves as chairman of the Compensation Committee and is a member of the Audit and Technology Committees. He has extensive executive leadership experience including his current role as a senior operating executive with Cerberus Operations and Advisory Company, LLC. Mr. Galbato was President and CEO of the Controls division of Invensys plc. Prior to that, Mr. Galbato held positions as President of Services at The Home Depot, President and CEO of Armstrong Floor Products, CEO of Choice Parts LLC, and CEO of Coregis Insurance Company, a GE Capital company. Mr. Galbato is Chairman of the Board of Blue Bird Corporation and North American Bus Industries, Inc., Guilford Mills, Inc., and NewPage Corporation and is a member of the Board of Tower International, Inc. His public company leadership experience gives him insight into business strategy, leadership and executive compensation and his public company and private equity experience give him insight into technology trends, acquisition strategy and financing, each of which represents an area of key strategic opportunity for the Company.
Patrick W. Allender — Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Compensation Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. Additionally, he served as a public accountant at Arthur Andersen LLC from 1968 to 1985. He has served as a director of Colfax Corporation since 2008 and Diebold, Inc. since May 2011. Mr. Allender’s strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
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
Gary S. Balkema — Mr. Balkema was elected to the Board of Directors in 2010. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division, which has four billion dollars in sales and over 5,400 employees. He was also responsible for overseeing Bayer LLC USA’s compliance program. He has over 20 years of general management experience. Mr. Balkema brings strong experience in consumer marketing skills and mergers and acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company’s portfolio.
All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.
Board Leadership Structure — The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board currently has not appointed a Chairman of the Board. In fiscal 2010, the Board formalized the position of Lead Independent Director, which is elected on an annual basis from among the independent Directors of the Board based upon the recommendation of the Corporate Governance Committee. The duties of the Lead Independent Director include, among others, chairing executive sessions of the non-management Directors, meeting periodically with the Chief Executive Officer on current significant issues facing the Company, facilitating effective communication among the Chief Executive Officer and all members of the Board, and overseeing the Board’s shareholder communication policies and procedures. Mr. Goodkind, Chair of the Corporate Governance Committee, currently serves as the Lead Independent Director.

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
Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. Mr. Goodkind, Lead Independent Director and Chair of Corporate Governance Committee, is the presiding Director at these sessions. In fiscal 2011, there were 6 executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2011, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, other than with respect to the following:
•	Thomas J. Felmer’s Form 4 filing on October 27, 2010 contained one transaction made on October 21, 2010 that was inadvertently reported late.
•	Gary S. Balkema’s Form 4 filing on February 22, 2011 reported the acquisition of 2,000 shares made on September 14, 2010 that was inadvertently reported late.
•
Each of the Form 4 filings made on October 4, 2010 on behalf of Conrad G. Goodkind, Bradley C. Richardson, Frank W. Harris, Patrick W. Allender, Elizabeth P. Pungello, Chan W. Galbato, and Gary S. Balkema contained one transaction made on September 24, 2010 that was inadvertently reported late.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
The Compensation Discussion and Analysis explains the compensation philosophy, policies and practices of the Company with respect to its executives and management. The following information and analyses focuses primarily on the compensation provided to the Company’s principal executive officer, principal financial officer and its other three most highly compensated executives, who are collectively referred to in this section as the “named executive officers.” Brady’s named executive officers are Frank M. Jaehnert, President, Chief Executive Officer and Director; Thomas J. Felmer, Senior Vice President and Chief Financial Officer; Peter C. Sephton, President — Brady Europe and Vice President, Brady Corporation; Robert L. Tatterson, Vice President — R&D and Chief Technology Officer; and Matthew O. Williamson, President — Brady Americas and Vice President, Brady Corporation.
Executive Compensation Overview and Philosophy
Our executive compensation program is designed to attract and retain exceptional leadership talent and properly incentivize them to create a top-tier performance company by encouraging behaviors and actions that build long-term value for our shareholders. We have structured our compensation program around the following principles:
a)	Provide a competitive total compensation package to attract and retain exceptional leadership talent.
b)	Incentivize long-term shareholder value creation by encouraging behaviors to facilitate long-term success without undue risk taking.
c)	Reinforce top-tier company performance through a merit-based, pay-for-performance culture that is in-line with the Company’s values.
The Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. In compliance with this responsibility, the Committee annually reviews the individual performance of these executives and approves any changes in their base salary, the payment of an annual cash incentive and grant of equity awards. The Committee periodically utilizes the services of an independent executive compensation consulting firm to assist with the review and evaluation of compensation levels and policies. Their expertise may also be utilized in modifying any existing or proposing any new compensation arrangements. During fiscal 2011, the Compensation Committee engaged the services of an independent compensation consultant; however, the total fees for the consultant’s services did not exceed $120,000. The Committee considers this professional advice and other available competitive information and data in making executive compensation decisions. The Committee is flexible in the application of this information and does not rely on rigid guidelines or formulas when determining or modifying executive compensation.
In order to successfully achieve our Company objectives, a combination of short-term and long-term incentives has been developed. The Compensation Committee believes a proper balance between these elements is necessary and should include a combination of cash and equity, with fixed and performance-based components. Our short-term incentive is in the form of cash, while the long-term incentive is equity based and includes performance-based and time-based stock options, along with performance-based restricted shares. These programs are designed to provide a balance between annual Company performance and the generation of long-term shareholder value. We also believe these programs further enhance the performance of the Company by providing effective tools to attract, retain, and motivate a group of highly skilled executives. This results in strong financial and operational performance, which supports the preservation and enhancement of shareholder value over time, without incurring undue risk to our shareholders.
Annually, the Chief Executive Officer recommends a proposal to the Compensation Committee for compensation for each named executive officer other than himself, with respect to whom the Compensation Committee formulates and determines compensation. The Compensation Committee reviews the proposal for each officer and ultimately approves a compensation arrangement for them. The resulting approved compensation levels, including the President and Chief Executive Officer’s compensation, are then reported by the Compensation Committee to the full Board of Directors.

Elements of Executive Compensation for Fiscal 2011
As noted above, it is the Compensation Committee’s philosophy that an executive compensation program should be used to promote both the short and long-term financial objectives of the Company, encourage the executives to act in the long-term best interest of the Company and attract and retain people who are qualified, motivated and committed to excellence. The Compensation Committee believes this can be accomplished through compensation programs that provide a balanced mix of performance-based cash and equity compensation. The annual bonus and equity compensation plans provide incentives commensurate with performance.
The Compensation Committee is responsible for reviewing the overall level of compensation, as well as the various elements of compensation for each of the named executive officers. In addition to the specific process discussed below for base salaries, annual cash incentives and long-term equity compensation, the Compensation Committee reviews individual comprehensive total compensation summaries that include the annual cash and equity grants, along with all other benefits over a trailing four-year period.
Base Salary
Individual performance and competitiveness in the market are key components in determining base salary and any changes in base salary. On an annual basis, the Compensation Committee obtains compensation surveys from nationally recognized compensation consultants to assist in understanding compensation levels in the marketplace. A regression analysis is then performed based on the appropriate organization level (company, group, division) and sales volume of the appropriate Brady business. The base salary is designed to compensate executives for their level of responsibility and sustained individual performance. One consideration is the comparison of the individual base salaries to the median for like positions and responsibilities based on these nationally recognized compensation surveys. Further, the Compensation Committee has flexibility to increase base salaries above the median to retain or attract key employees whose performance merits higher base salaries, or to set base salary below the median where individuals are new to the job and performance is being evaluated. The Compensation Committee annually reviews base salaries to ensure, on the basis of responsibility and performance, that executive compensation is meeting the Compensation Committee’s principles. The determination of base salary also affects the annual bonus payout since an individual’s annual bonus target is expressed as a percentage of base salary.
In addition to the nationally recognized compensation surveys, the Compensation Committee has historically used peer group data for similar positions nationally to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual incentives, and long term incentives by position. The Compensation Committee also uses judgment to determine the appropriate level of base salary, which we believe reflects individual performance and responsibilities, and calibrates with the most recently available market compensation data. A total compensation benchmarking analysis of our industry and selected peer companies, which resulted in a modified listing of peer group companies, was conducted by an outside consultant and assisted the Compensation Committee in the review of fiscal 2011 compensation levels for the named executive officers. The criteria utilized by the Committee to determine the group of peer companies included revenue size, industry, financial performance relative to the S&P 600 and the availability of information.
The peer group utilized in setting fiscal 2011 compensation levels included 30 companies that are in a similar industry with annual revenues up to approximately $5 billion: A.O. Smith Corporation, Actuant Corporation, Ameron International Corporation, AMETEK, Inc., Bio-Rad Laboratories, Inc., Cubic Corporation, Curtiss-Wright Corporation, Dentsply International Inc., Donaldson Company, Inc., Garmin Ltd., Graco Inc., Greif, Inc., Herman Miller Inc., Hexcel Corporation, HNI Corporation, IDEX Corporation, Lincoln Electric Holdings Inc., Matthews International Corporation, MetroPCS Communications Inc., Mine Safety Appliances Company, MSC Industrial Direct Company, Inc., Plexus Corporation, Rayonier Inc., Regal Beloit Corporation, Snap-On Inc., Temple Inland Inc., Thomas & Betts Corporation, Toro Corporation, Tupperware Brands Corporation and Warnaco Group Inc. This list may vary in the future due to changes in our business or the business of the companies utilized as peers.
As a result of the benchmarking study conducted during the summer of 2010, it was determined by the Compensation Committee that fiscal 2011 base salary merit increases for the named executive officers would range from 3.2% to 7.2%.
Annual Cash Incentive Bonus
All named executive officers participate in an annual cash incentive plan, which is primarily based on fiscal year financial results. The largest component of the plan is corporate earnings per share growth. Other components include consolidated organic sales growth, segment organic sales growth, segment profit, and working capital improvement. Each component is based on the individual’s role at either the corporate or segment level.

As part of the annual review of compensation, the Compensation Committee takes into account total annual cash compensation in the marketplace. Salary, combined with annual target bonus levels that have been established as a percentage of salary, are intended to approximate the median of the market total annual cash compensation, as defined in nationally recognized compensation surveys. Annual bonus payouts will vary above or below the targeted amount based on the actual performance of the Company during the fiscal year. Payouts for the Company’s named executives can range from 0% to 250% of the target based on the performance of the Company and the segment for which they are responsible. The management team recommends performance targets for the annual incentive plans which are aligned with the performance of our peer group. After review of these recommendations, the Compensation Committee sets the final targets ensuring they are aligned externally and support a balance between annual Company performance and the generation of long-term shareholder value. The plan is designed so that current fiscal year results must exceed prior year results before any payout is made. In the event that current year results do not exceed prior year, as was the case in fiscal year 2009, named executive officers will not be eligible for a cash incentive bonus. An employee must also hold a position within the Company on the last day of the fiscal year to be eligible to receive a bonus payment.
The Compensation Committee annually reviews the components of these plans, the required performance levels at each target payout level, the calculation of the individual bonus awards, and also monitors projected bonus payouts throughout the year once the targets are set. Sales and net income must exceed the prior year in order for these components of the bonus plan to pay out.
The individual incentive target amounts are set at a percentage of base salary and the target amounts are larger for individuals with greater levels of responsibility. The target bonus percentage for Mr. Jaehnert is 100% of his base salary, and for Messrs. Felmer, Sephton, Tatterson and Williamson are 70% of their base salaries. The following table provides the components of the target bonus percentages for fiscal 2011.

	Consolidated	Earnings	Working	Segment Organic	Segment
	Net Organic	Per Share	Capital	Sales	Profit	Target
Name	Sales Growth	Growth	Improvement	Growth (1)	(1)	Payout
Frank M. Jaehnert	10.0%	80.0%	10.0%	NA	NA	100.0%
Thomas J. Felmer	10.0%	80.0%	10.0%	NA	NA	70.0%
Peter C. Sephton	NA	40.0%	10.0%	10.0%	40.0%	70.0%
Robert L. Tatterson	10.0%	80.0%	10.0%	NA	NA	70.0%
Matthew O. Williamson	NA	40.0%	10.0%	10.0%	40.0%	70.0%

(1)	Segment sales and profit for Messrs. Sephton and Williamson are based on organic sales growth and profit for their respective segment excluding the impact of currency.
For the fiscal year ended July 31, 2011, the Company paid the following annual cash incentive bonuses:

Name	Bonus ($)	Salary %
Frank M. Jaehnert	1,632,548	205.8%
Thomas J. Felmer	523,349	144.1%
Peter C. Sephton	341,190	95.6%
Robert L. Tatterson	462,338	144.1%
Matthew O. Williamson	462,461	128.4%
The 2011 allocation of the annual cash incentive bonuses by component is as follows:

	Consolidated	Earnings Per	Working	Segment		Actual
Name	Organic Sales	Share (1)	Capital	Organic Sales	Segment Profit	Payout
Frank M. Jaehnert	58.0%	250.0%	0.0%	NA	NA	205.8%
Thomas J. Felmer	58.0%	250.0%	0.0%	NA	NA	205.8%
Peter C. Sephton	NA	250.0%	0.0%	94.0%	68.0%	136.6%
Robert L. Tatterson	58.0%	250.0%	0.0%	NA	NA	205.8%
Matthew O. Williamson	NA	250.0%	100.0%	62.8%	168.0%	183.5%

(1)
Earnings per share as utilized in the individual bonus plans is calculated using a fixed amount of 53 million shares. Weighted average diluted shares outstanding were 53.1 million for fiscal year 2011.

Targets and actual performance for the above mentioned bonus plans are as follows:

Plan Component	Target	Actual Performance
Total Company Organic Sales Growth	5%	2.9%
Segment Organic Sales Growth	5%	3.1% - 4.7%
Total Company Earnings per Share Growth	10%	32.6%
Segment Profit Growth	10%	8.4% - 16.8%
Total Company Working Capital Improvement	5%	0.0%
Segment Working Capital Improvement	5%	0.0% - 4.0%
Effective September 1, 2011, the holders of the Company’s Class B Common Stock approved an amendment to the Brady Corporation Incentive Compensation Plan For Elected Corporate Officers (the “Current Plan”) increasing the annual limitation on bonus awards granted to any participant under the Current Plan from $1.5 million to $2.0 million. In addition, the holders of the Company’s Class B Common Stock approved the Brady Corporation Incentive Compensation Plan for Senior Executives (the “New Plan”), which is intended to replace the Current Plan beginning with fiscal 2012 awards.
For fiscal 2012, the Company will place a greater emphasis on organic sales growth. As a result, the corporate and regional bonus plans were modified to increase the weight of the organic sales component, remove working capital improvement as a component of the plan and replace earnings per share growth with net income growth.
Equity Incentives: Long-term Incentive Compensation
The Company utilizes a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain, and motivate key employees who directly impact the long-term performance of the Company. A combination of performance-based stock options, time-based stock options and performance-based restricted shares is utilized to provide a balance between annual Company performance and the generation of long-term shareholder value. Equity-based plans are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon exercising the options. The size and type of equity awards is determined by the Compensation Committee with periodic input from its outside consultant. A study by the Committee’s external compensation consultant was recently conducted and assisted the Compensation Committee in the review of fiscal 2011 long-term incentive awards for the named executive officers.
By unanimous written consent effective September 24, 2010, the holders of the Company’s Class B Common Stock approved an amendment to the Brady Corporation 2010 Omnibus Incentive Stock Plan (the “2010 Omnibus Plan”). Under the terms of the amended 2010 Omnibus Plan, the maximum number of equity awards that could be granted to a participant in a calendar year was increased from 200,000 to 400,000 shares.
By unanimous written consent effective September 26, 2011, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2012 Omnibus Incentive Stock Plan (the “2012 Omnibus Plan”). Under the terms of the 2012 Omnibus Plan, pursuant to which 5,500,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Company may grant unrestricted stock, nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees and Directors of the Company and its affiliates. The 2012 Omnibus Plan, which became effective upon shareholder approval, provides that no further grants will be made under the Company’s 2010 Omnibus Incentive Stock Plan after December 31, 2011.
Performance-based Stock Options:
The Compensation Committee believes that performance-based stock options serve as an important motivator and a required component of the Company’s overall compensation program. Performance-based stock options were granted in fiscal 2011 with two vesting criteria. The performance criterion for two-thirds of the performance-based options is based upon annual earnings per share growth targets, while the performance criterion for the remaining one-third of the performance-based options is based upon a relative measure of the Company’s three year earnings per share growth compared to the S&P 600 Index. These options have a ten year life and were granted on the first working day of the Company’s fiscal year.
In July 2011, the Compensation Committee determined that the performance-based stock options to be granted during fiscal 2012 would include vesting criteria based upon year over year diluted EPS growth, including an opportunity to vest over a two or three year period if the compound annual growth rate exceeds the annual target.

Time-based Stock Options:
Time-based stock option grants in fiscal 2011 were reviewed and approved by the Compensation Committee on September 8, 2010, with an effective grant date of September 24, 2010. The grant price was the fair market value of the stock on the grant date, which was calculated as the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten-year life.
Performance-based Restricted Stock:
Periodically, the Company issues restricted stock grants to key executives as an element of their overall compensation. In January 2008, the Compensation Committee approved the issuance of performance-based restricted stock awards to six of Brady’s senior executives. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years). In addition to the original vesting criteria, the restricted stock awards were amended effective July 20, 2011 to include an additional vesting opportunity based upon earnings per share growth for the fiscal years ending July 31, 2013 or July 31, 2014, and a service vesting requirement through July 31, 2014.
Based upon input from an external compensation consultant and the Committee’s desire to provide an incentive for retention and improved Company performance, effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert. This grant of performance-based restricted stock included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.
Employment and Post-Employment Benefits
General Benefits:
The named executive officers receive the same basic benefits that are offered by the Company to other employees, including medical, dental, vision, disability and life insurance.
Retirement Benefits:
Brady employees (including named executive officers) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Employee 401(k) Plan”). In addition, named executive officers in the United States and employees at many of our United States locations are also eligible to participate in the Brady Corporation’s Funded Retirement Plan (“Funded Retirement Plan”). The Company agrees to contribute certain amounts to both Plans. Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each employee covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and have the amount of this reduction contributed to their 401(k) Plan and matched by an additional 4% contribution by the Company. Participants may also elect to have up to another 45% of their eligible earnings contributed to the Employee 401(k) Plan (without an additional matching contribution by the Company). The assets of the Employee 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in a variety of investment funds as permitted by the Employee 401(k) Plan and the Funded Retirement Plan.
Due to the IRS income limitations for participating in the Employee 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan, which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Employee 401(k) Plan and the Funded Retirement Plan for their income above the IRS participation limits.
Benefits are generally payable upon the death, disability, or retirement of the participant, or upon termination of employment before retirement, although benefits may be withdrawn from the employee 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the employee 401(k) Plan allows loans to be drawn on a participant’s account. The participant is immediately fully vested with respect to employee contributions; all other contributions become fully vested over a two-year period of continuous service for the employee 401(k) Plan and after six years of continuous service for the Funded Retirement Plan.

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
The Board of Directors has established the following stock ownership guidelines for our named executive officers:

Frank M. Jaehnert	100,000 shares
Thomas J. Felmer	30,000 shares
Peter C. Sephton	30,000 shares
Robert L. Tatterson	30,000 shares
Matthew O. Williamson	30,000 shares
The stock ownership guideline for each director is 5,000 shares of Company stock.
Mr. Jaehnert met his respective ownership levels in 2011. Named executive officers other than the Company’s CEO have until fiscal year 2013 to achieve their respective ownership levels. If an executive does not meet the above ownership level or certain interim levels, the Compensation Committee may direct that the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Compensation Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met.
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
In May 2003, the Board approved a Change of Control Agreement for Mr. Jaehnert, which was subsequently amended and restated in December 2008 to comply with Internal Revenue Code Section 409A. The agreement applicable to Mr. Jaehnert provides a payment of an amount equal to three times his annual base salary and three times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreement will also reimburse a maximum of $25,000 of legal fees incurred by Mr. Jaehnert in order to enforce the change of control agreement, in which he prevails. Payments under the agreement will be spread over three years.

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
Compensation Committee Interlocks and Insider Participation
During fiscal 2011, the Board’s Compensation Committee was composed of board members Allender, Buchanan, Galbato and Pungello. None of these persons has at any time been an employee of the Company or any of its subsidiaries. Mr. Buchanan’s Board services ended on November, 18, 2010. There are no relationships among the Company’s executive officers, members of the Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
Chan W. Galbato, Chairman
Patrick W. Allender
Elizabeth P. Pungello
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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2011 for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2011, July 31, 2010 and July 31, 2009.

					Non-Equity
			Restricted	Option	Incentive Plan	All Other
	Fiscal	Salary	Stock Awards	Awards	Compensation	Compensation	Total
Name And Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)
F.M. Jaehnert	2011	793,269	2,803,500	2,470,157	1,632,548	223,329	7,922,803
President &	2010	768,269	—	1,868,047	1,193,891	127,590	3,957,797
Chief Executive Officer	2009	750,000	—	389,421	—	179,761	1,319,182

T.J. Felmer	2011	363,285	(22,050)	914,386	523,349	93,163	1,872,133
Senior Vice President &	2010	339,659	—	833,224	369,481	65,242	1,607,606
Chief Financial Officer	2009	318,269	—	194,710	—	65,322	578,301

P.C. Sephton (4)	2011	356,818	(22,050)	790,878	341,190	92,158	1,558,994
President — Brady Europe	2010	334,827	—	833,224	188,441	118,801	1,475,293
	2009	325,710	—	194,710	—	86,787	607,207

R.L. Tatterson	2011	320,935	(12,600)	667,370	462,338	75,398	1,513,441
Vice President — R&D &	2010	307,235	—	659,100	334,210	45,579	1,346,124
Chief Technology Officer	2009	300,000	—	161,000	—	66,321	527,321

M.O. Williamson	2011	360,071	(22,050)	790,878	462,461	73,093	1,664,453
President — Brady Americas	2010	343,244	—	833,224	234,505	53,695	1,464,668
	2009	326,843	—	194,710	—	65,265	586,818

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for restricted stock awards. The grant date fair value is calculated based on the number of shares of Common Stock underlying the restricted stock awards, times the average of the high and low trade prices of Brady Common Stock on the date of grant. The actual value of a restricted stock award will depend on the market value of the Company’s Common Stock on the date the stock is sold. The restricted stock award granted on January 8, 2008 was amended effective July 20, 2011 so that the shares will vest upon meeting a performance vesting requirement based upon earnings per share growth at either July 31, 2013 or July 31, 2014, provided that the senior executives meet the service vesting requirement of an additional two years. The reduction in the incremental fair value of the restricted share grant as of the modification date is included in the table above.

Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for performance-based and time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2011. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(3)
Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year. Consistent with the Company’s incentive compensation plan, there were no bonuses paid to executives for fiscal year 2009 because Company performance did not exceed fiscal year 2008 levels.

(4)
The amounts in this column for Messrs. Jaehnert, Felmer, Sephton, Tatterson and Williamson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam. The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above.

		Retirement	Group Term		Long-term	Personal	Temporary/
		Plan	Life	Company	Care	Liability	Total
	Fiscal	Contributions	Insurance	Car	Insurance	Insurance	Disability	Other	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)
F.M. Jaehnert	2011	158,281	2,740	24,057	5,141	2,654	23,760	6,696	223,329
	2010	61,923	3,042	28,070	5,141	2,654	23,760	3,000	127,590
	2009	116,284	3,042	27,698	4,863	2,654	23,760	1,460	179,761

T.J. Felmer	2011	57,931	828	25,311	3,737	—	—	5,356	93,163
	2010	27,157	713	29,995	3,737	—	—	3,640	65,242
	2009	32,528	890	26,401	4,863	—	—	640	65,322

P.C. Sephton(4)	2011	57,091	3,267	31,800	—	—	—	—	92,158
	2010	85,162	2,695	30,944	—	—	—	—	118,801
	2009	52,114	1,749	32,924	—	—	—	—	86,787

R.L. Tatterson	2011	50,793	732	16,074	3,506	—	—	4,293	75,398
	2010	25,966	653	13,560	2,630	—	—	2,770	45,579
	2009	42,132	670	14,974	5,755	—	—	2,790	66,321

M. O. Williamson	2011	47,059	820	14,436	5,501	—	—	5,277	73,093
	2010	27,648	724	16,422	5,501	—	—	3,400	53,695
	2009	40,038	919	18,309	4,863	—	—	1,136	65,265

(4)
The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2011: $1 = £0.6250, 2010: $1 = £0.6358, fiscal 2009: $1 = £0.6294.

Grants of Plan-Based Awards for 2011
The following table summarizes grants of plan-based awards made during fiscal 2011 to the named executive officers.

						All Other	All Other	Exercise
						Stock	Option	or Base	Grant
						Awards:	Awards:	Price of	Date Fair
						Number of	Number of	Stock	Value
		Compen-				Shares of	Securities	or	of
		sation	Estimated Future Payouts Under			Stock	Under-	Option	Stock and
		Committee	Non-Equity Incentive Plan Awards (1)			or	lying	Awards	Option
	Grant	Approval	Threshold		Maximum	Units	Options	Options	Awards
Name	Date	Date	($)	Target ($)	($)	(#)	(#)	(2)(3) & (4) (#)	($)
F.M. Jaehnert	8/1/2010	7/19/2010	—	793,269	1,983,173
	8/2/2010	7/19/2010	—	—	—	100,000		28.35	2,835,000
	8/2/2010	7/19/2010	—	—	—		150,000	28.35	1,473,548
	9/24/2010	9/8/2010	—	—	—		100,000	29.10	996,609
	1/8/2008	7/20/2011	—	—	—	50,000		32.20	(31,500)
T.J. Felmer	8/1/2010	7/19/2010	—	254,300	635,749
	8/2/2010	7/19/2010	—	—	—		52,500	28.35	515,742
	9/24/2010	9/8/2010	—	—	—		40,000	29.10	398,644
	1/8/2008	7/20/2011	—	—	—	35,000		32.20	(22,050)
P.C. Sephton	8/1/2010	7/19/2010	—	249,773	624,432
	8/2/2010	7/19/2010	—	—	—		45,000	28.35	442,064
	9/24/2010	9/8/2010	—	—	—		35,000	29.10	348,813
	1/8/2008	7/20/2011	—	—	—	35,000		32.20	(22,050)
R.L. Tatterson	8/1/2010	7/19/2010	—	224,654	561,636
	8/2/2010	7/19/2010	—	—	—		37,500	28.35	368,387
	9/24/2010	9/8/2010	—	—	—		30,000	29.10	298,983
	1/8/2008	7/20/2011	—	—	—	20,000		32.20	(12,600)
M.O. Williamson	8/1/2010	7/19/2010	—	252,050	630,124
	8/2/2010	7/19/2010	—	—	—		45,000	28.35	442,064
	9/24/2010	9/8/2010	—	—	—		35,000	29.10	348,813
	1/8/2008	7/20/2011	—	—	—	35,000		32.20	(22,050)

(1)
The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0% to 250% of the target.

(2)
Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.

(3)
The performance-based stock options granted on August 2, 2010 become exercisable as follows: Two-thirds of the shares vest in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the shares vest at plan year three depending upon the Corporation’s EPS growth for fiscal 2013 over fiscal 2010 in comparison with other corporations in the S&P 600 Index. The time-based stock options granted on September 24, 2010 become exercisable as follows: one-third of the shares on September 24, 2011, one-third of the shares on September 24, 2012 and one-third of the shares on September 24, 2013. These options have a term of ten years and were calculated using the grant date fair value.

(4)
Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based restricted stock on January 8, 2008. In addition to the original vesting criteria, the shares may also vest upon meeting certain financial performance criteria for the fiscal years ending July 31, 2013 or July 31, 2014, provided that the senior executives meet the service vesting requirement of an additional two years. The average of the high and low trade prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the a date of the performance-based restricted stock was $32.20, and the incremental reduction in the fair value of the grant as of the modification date is reported within the table above.

(5)
The exercise price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the grant dates was $28.35 per share on August 2, 2010 and $29.10 on September 24, 2010.

Outstanding Equity Awards at 2011 Fiscal Year End

		Option Awards (1)					Stock Awards
				Equity			Equity Incentive
				Incentive Plan			Plan Awards;		Equity Incentive
	Number of	Number of		Awards:			Number of		Plan Awards:
	Securities	Securities		Number of			Unearned		Market or Payout
	Underlying	Underlying		Securities			Shares, Units or		Value of Unearned
	Unexercised	Unexercised		Underlying	Option		Other Rights		Shares, Units or
	Options	Options		Unexercised	Exercise		That Have Not		Other Rights That
	Exercisable	Unexercisable		Unearned	Price	Option	Vested		Have Not Vested
Name	(#)	(#)		Options (#)	($)	Expiration Date	(#)		($)
F.M. Jaehnert	200,000				13.3100	2/24/2013
	72,000				17.3250	11/20/2013
	60,000				22.6325	8/2/2014
	60,000				28.8425	11/18/2014
	60,000				33.8900	8/1/2015
	50,000				37.8300	11/30/2015
	50,000				38.1900	11/30/2016
	50,000				38.3100	12/4/2017
	33,334	16,666	(2)		20.9500	12/4/2018
	28,334	99,166	(3)		29.7800	8/3/2019
	23,334	46,666	(5)		28.7300	9/25/2019
		150,000	(6)		28.3500	8/2/2020
		100,000	(7)		29.1000	9/24/2020
							50,000	(4)	1,480,000
							100,000	(8)	2,960,000

		Option Awards (1)					Stock Awards
				Equity			Equity Incentive
				Incentive Plan			Plan Awards;		Equity Incentive
	Number of	Number of		Awards:			Number of		Plan Awards:
	Securities	Securities		Number of			Unearned		Market or Payout
	Underlying	Underlying		Securities			Shares, Units or		Value of Unearned
	Unexercised	Unexercised		Underlying	Option		Other Rights		Shares, Units or
	Options	Options		Unexercised	Exercise		That Have Not		Other Rights That
	Exercisable	Unexercisable		Unearned	Price	Option	Vested		Have Not Vested
Name	(#)	(#)		Options (#)	($)	Expiration Date	(#)		($)

T.J. Felmer	8,000				16.0000	10/16/2011
	10,000				16.3875	11/14/2012
	10,000				17.3250	11/20/2013
	20,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	25,000				38.3100	12/4/2017
	16,667	8,333	(2)		20.9500	12/4/2018
	11,667	40,833	(3)		29.7800	8/3/2019
	11,667	23,333	(5)		28.7300	9/25/2019
		52,500	(6)		28.3500	8/2/2020
		40,000	(7)		29.1000	9/24/2020
							35,000	(4)	1,036,000

P.C. Sephton	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	25,000				38.3100	12/4/2017
	16,667	8,333	(2)		20.9500	12/4/2018
	11,667	40,833	(3)		29.7800	8/3/2019
	11,667	23,333	(5)		28.7300	9/25/2019
		45,000	(6)		28.3500	8/2/2020
		35,000	(7)		29.1000	9/24/2020
							35,000	(4)	1,036,000

R. L. Tatterson	25,000				38.1900	11/30/2016
	25,000				38.3100	12/4/2017
	16,667	8,333	(2)		20.9500	12/4/2018
	10,000	35,000	(3)		29.7800	8/3/2019
	10,000	20,000	(5)		28.7300	9/25/2019
		37,500	(6)		28.3500	8/2/2020
		30,000	(7)		29.1000	9/24/2020
							20,000	(4)	592,000

M.O. Williamson	7,500				16.3875	11/14/2012
	14,000				17.3250	11/20/2013
	30,000				22.6325	8/2/2014
	30,000				28.8425	11/18/2014
	30,000				33.8900	8/1/2015
	25,000				37.8300	11/30/2015
	25,000				38.1900	11/30/2016
	25,000				38.3100	12/4/2017
	16,667	8.333	(2)		20.9500	12/4/2018
	11,667	40,833	(3)		29.7800	8/3/2019
	11,667	23,333	(5)		28.7300	9/25/2019
		45,000	(6)		28.3500	8/2/2020
		35,000	(7)		29.1000	9/24/2020
							35,000	(4)	1,036,000

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)	All shares vest on December 4, 2011.

(3)
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

(4)
Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based restricted stock on January 8, 2008. Pursuant to the amendment, the shares will vest upon meeting a financial performance vesting requirement at either July 31, 2013 or July 31, 2014, provided that the senior executives meet the service vesting requirement of an additional two years.

(5)	One-half of the options vest on September 25, 2011 and one-half of the options vest on September 25, 2012.

(6)
Two-thirds of the shares vest in equal installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the shares vest at plan year three depending upon the Corporation’s EPS growth for fiscal 2013 over fiscal 2010 in comparison with other corporations in the S&P 600 Index.

(7)	One-third of the options vest on September 24, 2011, one-third of the options vest on September 24, 2012, and one-third of the options vest on September 24, 2013.

(8)
Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.

Option Exercises for Fiscal 2011
The following table summarizes option exercises completed during fiscal 2011 to the named executive officers. No shares of restricted stock held by the named executive officers vested in fiscal 2011.

Option Awards
Number of Shares
	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)
F.M. Jaehnert	76,000	1,518,095
T.J. Felmer	8,000	128,760
P.C. Sephton	None	None
R.L. Tatterson	None	None
M.O. Williamson	None	None

Non-Qualified Deferred Compensation for Fiscal 2011
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2011 for the named executive officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Last Fiscal Year
Name	($)	($)	($)	($)	End ($)
F.M. Jaehnert	69,648	138,681	424,023	—	3,844,683
T.J. Felmer	322,045	37,870	169,524	—	1,332,339
P.C. Sephton	—	—	—	—	—
R.L. Tatterson	51,057	32,115	41,071	—	383,877
M.O. Williamson	13,561	27,121	75,046	—	713,419
See discussion of the Company’s nonqualified deferred compensation plan in the Compensation Discussion and Analysis. The executive contribution amounts reported here are derived from the salary and non-equity incentive plan compensation columns of the Summary Compensation Table. The registrant contribution amounts reported here are reported in the all other compensation columns of the Summary Compensation Table.
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average bonus payment received over a three-year period prior to the date the change of control occurs. The Company will also reimburse the executive for any excise tax incurred by the executive as a result of Section 280(G) of the Internal Revenue Code. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executive in order to enforce the change of control agreement, in which the executive prevails.
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
•
The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2011. Accordingly, the tables reflect amounts earned as of July 31, 2011, and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

Frank M. Jaehnert
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2011 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	($) (5)	Total ($)
2,400,000	1,897,445	4,440,000	422,260	1,663,980	25,000	10,848,685

(1)	Represents three times the base salary in effect at July 31, 2011.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.60 on 150,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.60 and the exercise price on 313,332 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Thomas J. Felmer
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2011 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	($) (5)	Total ($)
740,000	311,739	1,036,000	178,006	358,880	25,000	2,649,625

(1)	Represents two times the base salary in effect at July 31, 2011.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.60 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.60 and the exercise price on 124,166 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Peter C. Sephton
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2011 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement
Base Salary ($)(1)	Bonus ($) (2)	Gain $(3)	Gain $ (4)	($)	($) (5)	Total ($)
721,636	300,562	1,036,000	166,131	322,231	25,000	2,571,560

(1)
Represents two times the base salary in effect at July 31, 2011. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the July 2011 month-end exchange rate: $1 = £0.6358.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.60 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.60 and the exercise price on 111,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Robert L. Tatterson
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2011 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement
Base Salary ($) (1)	Bonus ($) (2)	Gain $ (3)	Gain $ (4)	($)	($) (5)	Total ($)
650,000	373,905	592,000	151,356	315,928	25,000	2,108,189

(1)	Represents two times the base salary in effect at July 31, 2011.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.60 on 20,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.60 and the exercise price on 95,833 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Matthew O. Williamson
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2011 and the named executive officer had to legally enforce the terms of the agreement.

		Restricted Stock	Stock Option	Excise Tax	Legal Fee
		Award Acceleration	Acceleration	Reimbursement	Reimbursement
Base Salary ($) (1)	Bonus ($) (2)	Gain $ (3)	Gain $ (4)	($)	($) (5)	Total ($)
730,000	278,610	1,036,000	166,131	347,133	25,000	2,582,874

(1)	Represents two times the base salary in effect at July 31, 2011.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.

(3)	Represents the closing market price of $29.60 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $29.60 and the exercise price on 111,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2011.

	Unvested Shares		Unvested Stock
	of Restricted		Options
	Stock	Restricted Stock	In-the	Stock Option
	as of	Award Acceleration	Money as of	Acceleration
Name	July 31, 2011	Gain $ (1)	July 31, 2011	Gain $ (2)
F.M. Jaehnert	150,000	4,440,000	313,332	422,260
T.J. Felmer	35,000	1,036,000	124,166	178,006
P.C. Sephton	35,000	1,036,000	111,666	166,131
R.L. Tatterson	20,000	592,000	95,833	151,356
M.O. Williamson	35,000	1,036,000	111,666	166,131

(1)	Represents the closing market price of $29.60 on unvested shares that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $29.60 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.

Compensation of Directors
To ensure competitive compensation for the Directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Compensation Committee in making recommendations to the Board of Directors regarding Director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. The annual cash retainer paid to non-management Directors is $45,000. The remaining components of Director compensation include $6,000 for each committee chair ($10,000 for the Audit Committee Chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also receive $1,000 for each meeting they attend of any committee for which they are not a member and $500 for each telephonic committee meeting they attend of any committee for which they are not a member. In addition, non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board.
On September 9, 2011, the Corporation’s Board of Directors authorized an increase in compensation paid to its non-management Directors. Effective with the annual Board of Directors meeting to be held on November 17, 2011, the annual committee chair fees will increase from $6,000 to $10,000 for each of the Chairs of the Compensation, Corporate Governance, Finance, and Technology Committees and from $10,000 to $15,000 for the Chair of the Audit Committee.
On November 18, 2010, the Board of Directors of the Corporation, upon the recommendation of its Corporate Governance Committee, increased the annual Lead Independent Director fee from $10,000 to $15,000. The current chair of the Corporate Governance Committee, Mr. Conrad Goodkind, is serving as the Lead Independent Director.
By unanimous written consent effective September 26, 2011, the holders of the Company’s Class B Common Stock approved the Brady Corporation 2012 Omnibus Incentive Stock Plan (the “2012 Omnibus Plan”). Under the terms of the 2012 Omnibus Plan, pursuant to which 5,500,000 shares of the Company’s Class A Common Stock have been authorized for issuance, the Board has full and final authority to designate the non-management Directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant. On September 9, 2011, the Board approved an annual stock-based compensation award of approximately $75,000, half in time-based stock options and half in unrestricted shares of Class A Common Stock, for each non-management Director effective September 30, 2011.
Directors are also eligible to defer portions of their fees into the Brady Corporation Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), the value of which is measured by the fair value of the underlying investments. On September 9, 2011, the Board approved an amendment to the Director Deferred Compensation Plan to incorporate rules for the deferral of compensation payable in the form of Brady Corporation common stock. The assets of the Director Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Director Deferred Compensation Plan. The investment funds available in the Director Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan.
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

Director Compensation Table — Fiscal 2011

	Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($) (1)	Total ($)
Elizabeth P. Pungello	71,000	83,600	154,600
Robert C. Buchanan (2)	27,250	83,600	110,850
Frank W. Harris	75,500	83,600	159,100
Chan W. Galbato	93,500	83,600	177,100
Patrick W. Allender (3)	92,500	83,600	176,100
Conrad G. Goodkind	100,000	83,600	183,600
Bradley C. Richardson	87,000	83,600	170,600
Gary S. Balkema	77,000	181,739	258,739

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2011. The grant date fair value of options granted in fiscal 2011 was $83,600 for Ms. Pungello, Mr. Buchanan, Mr. Harris, Mr. Galbato, Mr. Allender, Mr. Goodkind, and for Mr. Richardson.

The grant date fair value of options granted in fiscal 2011 was $181,739 for Mr. Balkema, who in addition to the grant received by the other non-management Directors, also received a grant of 10,000 options two weeks after the date he joined the Board. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

Outstanding option awards at July 31, 2011 for each individual serving as a director on that date include the following: Ms. Pungello, 52,800 shares; Mr. Harris, 52,800 shares; Mr. Galbato, 38,800 shares; Mr. Allender, 38,800 shares; Mr. Goodkind, 38,800 shares; Mr. Richardson, 32,800 shares; and Mr. Balkema, 18,400.

(2)	Mr. Buchanan’s Board services ended on November 18, 2010.

(3)	Includes $5,000 paid for special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2011. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of July 31, 2011. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

		Amount of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Ownership(4)	Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,352,095	2.6%
	Frank M. Jaehnert(2)	925,161	1.8
	Peter C. Sephton	305,402	0.6
	Thomas J. Felmer	298,808	0.6
	Matthew O. Williamson	285,973	0.5
	Robert L. Tatterson	129,833	0.2

	Conrad G. Goodkind	91,510	0.2
	Frank W. Harris	72,245	0.1
	Patrick W. Allender	39,736	0.1
	Chan W. Galbato	32,694	0.1
	Bradley C. Richardson	25,083	*
	Gary S. Balkema	11,468	*
	All Officers and Directors as a Group (17 persons)(3)	4,105,264	7.8

Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Pungello’s holdings of Class A Common Stock include 1,352,095 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)
The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 2,443,174 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2011, including the following: Ms. Pungello, 42,400 shares; Mr. Jaehnert, 805,336 shares; Mr. Sephton, 264,002 shares; Mr. Felmer, 271,336 shares; Mr. Williamson, 271,502 shares; Mr. Tatterson, 125,001 shares; Mr. Goodkind, 28,400 shares; Mr. Harris, 42,400 shares; Mr. Allender, 28,400 shares; Mr. Galbato, 28,400 shares; Mr. Richardson, 22,400 shares; Mr. Balkema, 9,468 shares; Mr. Klotsche, 275,402 shares; Mr. Curran, 101,890 shares; Ms. Johnson, 58,001 shares; Mr. Millar, 39,501 shares; and Mr. Pearce, 29,335 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2011.

(4)
The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 163,759 shares of Class A Common Stock, including the following: Ms. Pungello, 2,163 shares; Mr. Jaehnert, 88,343 shares; Mr. Sephton, 0 shares; Mr. Felmer, 10,618 shares; Mr. Williamson, 14,471 shares; Mr. Tatterson, 0 shares; Mr. Goodkind, 13,059 shares; Mr. Harris, 0 shares; Mr. Allender, 11,336 shares; Mr. Galbato, 4,293 shares; Mr. Richardson, 2,683 shares; Mr. Balkema, 0 shares; Mr. Klotsche, 7,823 shares; Mr. Curran, 104 shares; Ms. Johnson, 5,832 shares; Mr. Millar, 0 shares; and Mr. Pearce, 3,034 shares.

(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

As of July 31, 2011
Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,799,017	$29.24	737,000
Equity compensation plans not approved by security holders	None	None	None

Total	5,799,017	$29.24	737,000

The Company’s equity compensation plans allow the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 3,000,000 and 200,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2010 Omnibus Incentive Stock Plan and the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors, respectively. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.
In August 2004, 2005, 2006, 2007, 2009, and 2011 certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options expire 10 years from the date of grant. All grants under the equity plans are at market price on the date of the grant. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two year vesting period. See “Exhibit 10.35”, incorporated by reference, for the full text of the amendment. The Company did not grant any performance-based restricted shares during fiscal 2010 or 2009. The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. As of July 31, 2011, 310,000 performance-based restricted shares were outstanding.

Item 13.	Certain Relationships, Related Transactions, and Director Independence
The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions are discussed at the Company’s quarterly disclosure committee meetings. In addition pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transactions with the Company, if any. Furthermore, the Company’s directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions. Based on these evaluations the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2011, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 — Directors and Executive Officers of the Registrant for a discussion of director independence.

Item 14.	Principal Accounting Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2011 and 2010. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2011 and 2010.

	2011	2010
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,374	$1,425
Tax fees — compliance	949	549

Subtotal audit, audit-related and tax compliance fees	2,323	1,974
Non-audit related
Tax fees — planning and advice	479	723
Other fees (2)	275	281

Subtotal non-audit related fees	754	1,004

Total fees	$3,077	$2,978

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	All other fees relate to expatriate activities.

	2011	2010
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.3 to 1	.5 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2010 and 2011 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule —
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 93 of this Form 10-K.

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, Robert L. Tatterson, and Matthew O. Williamson (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)
*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)
*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (10)
10.14	Revolving Credit Facility Credit Agreement (14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers, as amended (15)
10.17	First Amendment to Revolving Credit Facility Credit Agreement (6)
*10.18
Form of Amendment, dated March 4, 2009, to granting agreement for performance-based stock options issued on August 2, 2004 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson, and Allan J. Klotsche (12)

*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)
*10.20	Change of Control Agreement, amended as of December 23, 2008, entered into with Frank M. Jaehnert (12)
*10.21	Restated Brady Corporation Restoration Plan (5)
*10.22	Brady Corporation 2001 Omnibus Incentive Stock Plan, as amended (10)
*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (10)
10.24	Brady Note Purchase Agreement dated June 28, 2004 (11)
10.25	First Supplement to Note Purchase Agreement, dated February 14, 2006 (9)
10.26	Second Supplement to Note Purchase Agreement, dated March 23, 2007 (24)
*10.27	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Kathleen Johnson (12)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.32
Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson and Allan J. Klotche (18)

10.33	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.34	Performance-based Restricted Stock Agreement with Frank M. Jaehnert, dated August 2, 2010 (20)
*10.35	Form of Amendment to January 8, 2008 Brady Corporation Performance-Based Restricted Stock Agreement, dated July 20, 2011 (21)
*10.36	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
21	Subsidiaries of Brady Corporation

Exhibit
Number	Description
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 4, 2010

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed July 28, 2011

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 23, 2010

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 26, 2007

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2011

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2011	2010	2009
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$7,137	$7,931	$10,059
Additions — Charged to expense	1,287	2,005	1,278
Due to acquired businesses	52	80	—
Deductions — Bad debts written off, net of recoveries	(2,293)	(2,879)	(3,406)

Balances at end of period	$6,183	$7,137	$7,931

Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$15,944	$22,288	$22,148
Additions — Charged to expense	3,750	1,646	5,138
Due to acquired businesses	632	129	—
Deductions — Inventory write-offs	(7,317)	(8,119)	(4,998)

Balances at end of period	$13,009	$15,944	$22,288

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September 2011.

Brady Corporation
By:	/s/ Thomas j. felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.*

Signature	Title

/s/ FRANK M. JAEHNERT Frank M. Jaehnert	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ KATHLEEN M. JOHNSON Kathleen M. Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ BRADLEY C. RICHARDSON Bradley C. Richardson	Director

/s/ PATRICK W. ALLENDER Patrick W. Allender	Director

/s/ CHAN W. GALBATO Chan W. Galbato	Director

/s/ FRANK W. HARRIS Frank W. Harris	Director

/s/ CONRAD G. GOODKIND Conrad G. Goodkind	Director

/s/ ELIZABETH P. PUNGELLO Elizabeth P. Pungello	Director

/s/ GARY S. BALKEMA Gary S. Balkema	Director

*	Each of the above signatures is affixed as of September 27, 2011.