Form 10-Q
period 2011-10-31
BRADY CORP
filed 2011-12-07
CIK 746598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2011
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
As of December 2, 2011, there were 48,892,686 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION
INDEX

Page

PART I. Financial Information	3

Item 1. Financial Statements (Unaudited)	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Income	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. Other Information	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Signatures	23

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371,594	$389,971
Accounts receivable — net	232,837	228,483
Inventories:
Finished products	64,652	62,152
Work-in-process	16,259	14,550
Raw materials and supplies	28,752	27,484

Total inventories	109,663	104,186
Prepaid expenses and other current assets	42,120	35,647

Total current assets	756,214	758,287
Other assets:
Goodwill	792,303	800,343
Other intangible assets	84,461	89,961
Deferred income taxes	50,676	53,755
Other	19,444	19,244
Property, plant and equipment:
Cost:
Land	6,360	6,406
Buildings and improvements	103,683	104,644
Machinery and equipment	303,493	305,557
Construction in progress	13,431	11,226

	426,967	427,833
Less accumulated depreciation	290,704	287,918

Property, plant and equipment — net	136,263	139,915

Total	$1,839,361	$1,861,505

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$96,237	$98,847
Wages and amounts withheld from employees	46,221	69,798
Taxes, other than income taxes	8,963	7,612
Accrued income taxes	16,170	9,954
Other current liabilities	57,717	54,406
Current maturities on long-term debt	61,264	61,264

Total current liabilities	286,572	301,881
Long-term obligations, less current maturities	330,054	331,914
Other liabilities	68,200	71,518

Total liabilities	684,826	705,313
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,862,485 and 49,284,252 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	310,602	307,527
Income retained in the business	812,142	789,100
Treasury stock — 2,082,801 and 1,667,235 shares, respectively of Class A nonvoting common stock, at cost	(61,015)	(50,017)
Accumulated other comprehensive income	96,778	113,898
Other	(4,520)	(4,864)

Total stockholders’ investment	1,154,535	1,156,192

Total	$1,839,361	$1,861,505

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
			Percentage
	2011	2010	Change
Net sales	$349,508	$329,588	6.0%
Cost of products sold	181,677	165,076	10.1%

Gross margin	167,831	164,512	2.0%
Operating expenses:
Research and development	9,809	9,944	(1.4)%
Selling, general and administrative	108,932	109,324	(0.4)%
Restructuring charges	—	3,641	(100.0)%

Total operating expenses	118,741	122,909	(3.4)%
Operating income	49,090	41,603	18.0%
Other income and (expense):
Investment and other income (expense)	(202)	290	(169.7)%
Interest expense	(5,047)	(5,687)	(11.3)%

Income before income taxes	43,841	36,206	21.1%
Income taxes	11,109	9,925	11.9%

Net income	$32,732	$26,281	24.5%

Per Class A Nonvoting Common Share:
Basic net income	$0.62	$0.50	24.0%
Diluted net income	$0.62	$0.50	24.0%
Dividends	$0.185	$0.18	2.8%
Per Class B Voting Common Share:
Basic net income	$0.60	$0.48	25.0%
Diluted net income	$0.60	$0.48	25.0%
Dividends	$0.168	$0.163	3.1%
Weighted average common shares outstanding (in thousands):
Basic	52,657	52,448
Diluted	52,954	52,810
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	October 31,
	(Unaudited)
	2011	2010
Operating activities:
Net income	$32,732	$26,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,241	12,594
Deferred income taxes	4,399	(4,849)
Non-cash portion of stock-based compensation expense	3,591	4,069
Non-cash portion of restructuring charges	—	951
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(7,798)	(13,614)
Inventories	(7,156)	(3,689)
Prepaid expenses and other assets	(7,384)	1,078
Accounts payable and accrued liabilities	(21,814)	(16,909)
Income taxes	7,470	10,245

Net cash provided by operating activities	15,281	16,157
Investing activities:
Purchases of property, plant and equipment	(5,817)	(2,810)
Settlement of net investment hedges	(958)	—
Other	(233)	(908)

Net cash used in investing activities	(7,008)	(3,718)
Financing activities:
Payment of dividends	(9,690)	(9,424)
Proceeds from issuance of common stock	683	2,105
Purchase of treasury stock	(12,309)	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	456	(146)

Net cash used in financing activities	(20,860)	(7,465)
Effect of exchange rate changes on cash	(5,790)	6,286

Net (decrease) increase in cash and cash equivalents	(18,377)	11,260
Cash and cash equivalents, beginning of period	389,971	314,840

Cash and cash equivalents, end of period	$371,594	$326,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$6,082	$7,211
Income taxes, net of refunds	5,825	5,907
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2011
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2011 and July 3l, 2011, and its results of operations and cash flows for the three months ended October 31, 2011 and 2010. The condensed consolidated balance sheet as of July 31, 2011 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2011.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the quarter ended October 31, 2011, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2011	$425,578	$171,238	$203,527	$800,343

Translation adjustments	(3,045)	(3,048)	(1,947)	(8,040)

Balance as of October 31, 2011	$422,533	$168,190	$201,580	$792,303

Goodwill decreased $8,040 during the three months ended October 31, 2011 due to the negative effects of foreign currency translation. Goodwill at October 31, 2011 and July 31, 2011 did not include any accumulated impairment losses.
Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	October 31, 2011				July 31, 2011
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$9,939	$(8,604)	$1,335	5	$9,784	$(8,556)	$1,228
Trademarks and other	7	9,292	(7,025)	2,267	7	9,448	(6,599)	2,849
Customer relationships	7	162,659	(121,832)	40,827	7	165,566	(119,977)	45,589
Non-compete agreements and other	4	16,114	(15,562)	552	4	16,432	(15,760)	672
Unamortized other intangible assets:
Trademarks	N/A	39,480	—	39,480	N/A	39,623	—	39,623

Total		$237,484	$(153,023)	$84,461		$240,853	$(150,892)	$89,961

The value of goodwill and other intangible assets in the condensed consolidated financial statements at October 31, 2011 differs from the value assigned to them in the original allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and October 31, 2011.
Amortization expense on intangible assets was $4,080 and $5,147 for the three-month periods ended October 31, 2011 and 2010, respectively. The amortization over each of the next five fiscal years is projected to be $16,436, $10,578, $5,617, $5,263 and $4,163 for the fiscal years ending July 31, 2012, 2013, 2014, 2015 and 2016, respectively.
NOTE C — Comprehensive Income
Total comprehensive income for the periods presented was as follows:

	Three Months Ended
	October 31, 2011	October 31, 2010
Net Income	$32,732	$26,281
Unrealized gain (loss) on cash flow hedges	1,330	(725)
Prior service credit and amortization of (gain) loss on post-retirement medical plan	668	(63)
Foreign currency translation adjustments (1)	(19,118)	30,095

Total comprehensive income	$15,612	$55,588

(1)	The cumulative translation adjustment in the table above includes the settlement of net investment hedges for the three months ended October 31, 2011 of ($584), net of tax.
The decrease in total comprehensive income for the quarter ended October 31, 2011 as compared to the quarter ended October 31, 2010 was primarily due to the appreciation of the U.S. dollar against other currencies.
NOTE D — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended
	October 31,
	2011	2010
Numerator: (in thousands)
Net income	$32,732	$26,281
Less:
Restricted stock dividends	(57)	(56)

Numerator for basic and diluted Class A net income per share	$32,675	$26,225

Less:
Preferential dividends	(818)	(820)
Preferential dividends on dilutive stock options	(5)	(6)

Numerator for basic and diluted Class B net income per share	$31,852	$25,399

Denominator: (in thousands)
Denominator for basic net income per share for both Class A and Class B	52,657	52,448
Plus: Effect of dilutive stock options	297	362

Denominator for diluted net income per share for both Class A and Class B	$52,954	$52,810

Class A Nonvoting Common Stock net income per share:
Basic	$0.62	$0.50
Diluted	$0.62	$0.50
Class B Voting Common Stock net income per share:
Basic	$0.60	$0.48
Diluted	$0.60	$0.48
Options to purchase approximately 4,915,000 and 3,636,000 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2011 and 2010, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE E — Segment Information
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Corporate long-term performance is evaluated based on shareholder value enhancement (“SVE”), which incorporates the cost of capital as a hurdle rate for capital expenditures, new product development, and acquisitions. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, stock options, interest, investment and other income (expense) and income taxes are also excluded when evaluating performance.
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
Following is a summary of segment information for the three months ended October 31, 2011 and 2010:

					Corporate
					and
	Americas	Europe	Asia-Pacific	Total Region	Eliminations	Totals
Three months ended October 31, 2011:
Revenues from external customers	$153,863	$97,356	$98,289	$349,508	$—	$349,508
Intersegment revenues	10,225	762	7,442	18,429	(18,429)	—
Segment profit	43,230	26,299	13,304	82,833	(3,263)	79,570
Three months ended October 31, 2010:
Revenues from external customers	$145,988	$92,050	$91,550	$329,588	$—	$329,588
Intersegment revenues	9,748	893	5,946	16,587	(16,587)	—
Segment profit	39,359	24,061	16,829	80,249	(3,436)	76,813
Following is a reconciliation of segment profit to net income for the three months ended October 31, 2011 and 2010:

	Three months ended:
	October 31,
	2011	2010
Total profit from reportable segments	$82,833	$80,249
Corporate and eliminations	(3,263)	(3,436)
Unallocated amounts:
Administrative costs	(30,480)	(31,569)
Restructuring charges	—	(3,641)
Investment and other income (expense)	(202)	290
Interest expense	(5,047)	(5,687)

Income before income taxes	43,841	36,206
Income taxes	(11,109)	(9,925)

Net income	$32,732	$26,281

NOTE F — Stock-Based Compensation
The Company has incentive stock plans under which the Board of Directors may grant unrestricted stock, nonqualified stock options, incentive stock options, shares of restricted stock and restricted stock units to eligible employees and Directors of the Company and its affiliates. The stock options granted under the Company’s active incentive stock plans have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under these plans, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant. The Company granted restricted shares in fiscal 2008 and fiscal 2011 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after a seven-year period upon meeting both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years three, four and five upon meeting certain performance and service conditions. The restricted shares granted in fiscal 2008 and 2011 are referred to herein as “performance-based restricted shares.”
As of October 31, 2011, the Company has reserved 6,885,999 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 5,020,700 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2011 and 2010 was $3,591 ($2,190 net of taxes) and $4,069 ($2,482 net of taxes), respectively. As of October 31, 2011, total unrecognized compensation cost related to share-based compensation awards was $22,882 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the three months ended October 31, 2011 and 2010 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three Months Ended		Three Months Ended
	October 31, 2011		October 31, 2010
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.89	6.57	5.92	6.57
Expected volatility	39.40%	39.21%	40.22%	39.39%
Expected dividend yield	2.07%	1.99%	1.94%	1.96%
Risk-free interest rate	1.16%	2.05%	1.65%	2.35%
Weighted-average market value of underlying stock at grant date	$27.00	$29.55	$29.09	$28.35
Weighted-average exercise price	27.00	29.55	29.09	28.35
Weighted-average fair value of options granted during the period	8.37	10.01	9.58	9.82
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
The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of October 31, 2011, 310,000 performance-based restricted shares were outstanding.
The Company granted 415,000 performance-based stock options during the three months ended October 31, 2011, with a weighted average exercise price of $29.55 and a weighted average fair value of $10.01. The Company also granted 791,150 service-based stock options during the three months ended October 31, 2011, with a weighted average exercise price of $27.00 and a weighted average fair value of $8.37.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2011 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at July 31, 2011	5,726,017	$29.24
New grants	1,206,150	$27.88
Exercised	(69,803)	$20.49
Forfeited or expired	(49,365)	$28.58

Outstanding at October 31, 2011	6,812,999	$29.09	6.8	$22,979

Exercisable at October 31, 2011	3,975,963	$29.83	5.3	$14,652

There were 3,975,963 and 3,301,195 options exercisable with a weighted average exercise price of $29.83 and $29.10 at October 31, 2011 and 2010, respectively. The cash received from the exercise of options during the quarters ended October 31, 2011 and 2010 was $683 and $2,105, respectively. The tax benefit on stock options exercised during the quarters ended October 31, 2011 and 2010 was $469 and $440, respectively.
The total intrinsic value of options exercised during the three months ended October 31, 2011 and 2010, based upon the average market price at the time of exercise during the period, was $642 and $1,320, respectively. The total fair value of stock options vested during the three months ended October 31, 2011 and 2010, was $6,935 and $3,685, respectively.
NOTE G — Stockholders’ Equity
In fiscal 2009, the Company’s Board of Directors authorized a share repurchase plan for the Company’s Class A Nonvoting Common Stock. The plan was implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase shares during fiscal 2011. As of July 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.
On September 9, 2011, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three months ended October 31, 2011, the Company purchased 457,360 shares of its Class A Nonvoting Common Stock under this plan for $12,309. As of October 31, 2011, there remained 1,746,773 shares to purchase in connection with this share repurchase plan.
NOTE H — Employee Benefit Plans
The Company provides postretirement medical benefits for eligible regular full and part-time domestic employees (including spouses) outlined by the plan. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008, and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2012 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2011.

NOTE I — Fair Value Measurements
In accordance with fair value accounting guidance, the Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2011, and July 31, 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs
	Considered As
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Fair	Balance Sheet
	(Level 1)	(Level 2)	(Level 3)	Values	Classifications
October 31, 2011:
Trading Securities	$11,207	$—	$—	$11,207	Other assets
Foreign exchange contracts — cash flow hedges	—	296	—	296	Prepaid expenses and other current assets
Foreign exchange contracts	—	21	—	21	Prepaid expenses and other current assets

Total Assets	$11,207	$317	$—	$11,524

Foreign exchange contracts — cash flow hedges	$—	$188	$—	$188	Other current liabilities
Foreign exchange contracts — net investment hedges		2,656		2,656	Other current liabilities
Foreign exchange contracts	—	1	—	1	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	106,125	—	106,125	Long term obligations, less current maturities

Total Liabilities	$—	$108,970	$—	$108,970

July 31, 2011:
Trading Securities	$10,897	$—	$—	$10,897	Other assets
Foreign exchange contracts — cash flow hedges	—	16	—	16	Prepaid expenses and other current assets
Foreign exchange contracts	—	3	—	3	Prepaid expenses and other current assets

Total Assets	$10,897	$19	$—	$10,916

Foreign exchange contracts — cash flow hedges	$—	$830	$—	$830	Other current liabilities
Foreign exchange contracts — net investment hedges	—	5,295	—	5,295	Other current liabilities
Foreign exchange contracts	—	2	—	2	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	107,985	—	107,985	Long term obligations, less current maturities

Total Liabilities	$—	$114,112	$—	$114,112

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

Foreign currency exchange contracts: The Company’s foreign currency exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note K, “Derivatives and Hedging Activities” for additional information.

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2011.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $414,631 and $416,694 at October 31, 2011 and July 31, 2011, respectively, as compared to the carrying value of $391,318 and $393,178 at October 31, 2011 and July 31, 2011, respectively.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning August 1, 2009. During the three months ended October 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
NOTE J — Restructuring
In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. The Company continued the execution of its restructuring actions during fiscal 2011. These actions included a reduction in its contract labor and decreased discretionary spending. As a result of these actions, the Company recorded restructuring charges of $3,641 during the three months ended October 31, 2010. The restructuring charges included $2,665 of employee separation costs, $951 of non-cash fixed asset write-offs, and $25 of other facility closure related costs and contract termination costs.
A reconciliation of the Company’s fiscal 2011 restructuring activity is as follows:

	Employee	Asset
	Related	Write-offs	Other	Total
Beginning balance, July 31, 2011	$2,207	$—	$49	$2,256

Cash payments	(1,351)	—	—	(1,351)

Ending balance, October 31, 2011	$856	$—	$49	$905

NOTE K — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2011 and July 31, 2011, the notional amount of outstanding forward exchange contracts was $56,938 and $80,807, respectively.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the quarters ended October 31, 2011 and 2010.

The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Japanese Yen, Swiss Franc and Singapore Dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At October 31, 2011, unrealized gains of $252 have been included in OCI. As of July 31, 2011, unrealized losses of $1,535 have been included in OCI. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.
At October 31, 2011 and July 31, 2011, the Company had $296 and $16 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At October 31, 2011 and July 31, 2011, the Company had $188 and $830, respectively, of forward exchange contracts designated as hedge instruments included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At October 31, 2011 and July 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $25,288 and $30,519, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investments hedges. During the three months ended October 31, 2011, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. No intercompany loans were designated as net investment hedges as of July 31, 2011. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. As net investment hedges, the currency effects of the intercompany and third party debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At October 31, 2011 and July 31, 2011, the Company had $2,656 and $5,295, respectively, of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. At October 31, 2011 and July 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $31,650 and $50,000, respectively, including contracts to sell Euros and Singapore Dollars.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2011		July 31, 2011		October 31, 2011		July 31, 2011
Derivatives	Balance		Balance		Balance		Balance
designated as	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
hedging instruments	Location	Value	Location	Value	Location	Value	Location	Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$296	Prepaid expenses and other current assets	$16	Other current liabilities	$188	Other current liabilities	$830

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$2,656	Other current liabilities	$5,295

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$106,125	Long term obligations, less current maturities	$107,985

Total derivatives designated as hedging instruments		$296		$16		$108,969		$114,110

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$21	Prepaid expenses and other current assets	$3	Other current liabilities	$1	Other current liabilities	$2

Total derivatives not designated as hedging instruments		$21		$3		$1		$2

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

				Amount of Gain		Location of
	Amount of Gain		Location of Gain or	or (Loss)		Gain or (Loss)	Amount of Gain
	or (Loss)		(Loss) Reclassified	Reclassified From		Recognized in	or (Loss)
Derivatives in	Recognized in		From Accumulated	Accumulated OCI		Income on	Recognized in
Cash Flow Hedging	OCI on Derivative		OCI into Income	Into Income		Derivative	Income on Derivative
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	Three months			Three months			Three months
	ended October 31,			ended October 31,			ended October 31,
	2011	2010		2011	2010		2011	2010
Foreign exchange contracts	$230	$(185)	Cost of goods sold	$(777)	$(100)	Cost of goods sold	$—	$—

Total	$230	$(185)		$(777)	$(100)		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheet consisted of the following:

				Amount of Gain		Location of
	Amount of Gain		Location of Gain or	or (Loss)		Gain or (Loss)	Amount of Gain
	or (Loss)		(Loss) Reclassified	Reclassified From		Recognized in	or (Loss)
Derivatives in Net	Recognized in		From Accumulated	Accumulated OCI		Income on	Recognized in
Invesment Hedging	OCI on Derivative		OCI into Income	into Income		Derivative	Income on Derivative
Relationships	(Effective Portion)		(Effective Portion)	(Effective Portion)		(Ineffective Portion)	(Ineffective Portion)
	Three months			Three months			Three months
	ended October 31,			ended October 31,			ended October 31,
	2011	2010		2011	2010		2011	2010
Foreign currency intercompany debt	$(298)	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—
Foreign currency denominated debt	(11,210)	(6,720)	Investment and other income — net	—	—	Investment and other income — net	—	—

Total	$(11,508)	$(6,720)		$—	$—		$—	$—

NOTE L — Subsequent Events
On November 17, 2011 the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on January 31, 2012 to shareholders of record at the close of business on January 10, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Brady, a Wisconsin corporation founded in 1914, is an international manufacturer and marketer of identification solutions and specialty materials that identify and protect premises, products, and people. Its products include facility identification products; safety and complementary products; wire and cable identification products; sorbent materials; people identification products; regulatory publishing products; high-performance identification products for product identification and work-in-process identification; and bar-code labels and precision die-cut components for mobile telecommunications devices, hard disk drives, medical devices and supplies, and automotive and other electronics. The Company serves customers in general manufacturing, maintenance and safety, process industries, construction, electrical, telecommunications, electronics, laboratory/healthcare, airline/transportation, brand protection, education, governmental, public utility, and a variety of other industries. The Company manufactures and sells products domestically and internationally through multiple channels including distributors, resellers, business-to-business direct marketing, direct sales and e-commerce capabilities. The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in New Zealand, Russia, Taiwan, Vietnam, Central Europe, the Middle East, Africa and South America.
Results of Operations
Sales for the quarter ended October 31, 2011, increased 6.0% to $349.5 million, compared to $329.6 million in the same period of the last fiscal year. Of the 6.0% increase in sales, organic sales increased by 3.5%, and divestitures, net of acquisitions reduced sales by 0.2%. The change in sales related to divestitures, net of acquisitions, resulted from the acquisition of ID Warehouse and the divestiture of Teklynx during fiscal 2011. The remaining increase in sales of 2.7% was due to fluctuations in the exchange rates used to translate financial results into the United States Dollar for the three months ended October 31, 2011, compared to the same period in the previous year. The increase in organic sales for the quarter ended October 31, 2011 was comprised of 5.7% and 3.7% increases in sales in the Americas and Europe segments, respectively, partially offset by the 0.2% decline in sales in the Asia-Pacific segment. Net income for the quarter ended October 31, 2011, was $32.7 million or $0.62 per diluted Class A Nonvoting Common Share, up 24.5% from $26.3 million or $0.50 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.
Gross margin as a percentage of sales was 48.0% for the quarter ended October 31, 2011, compared to 49.9% in the same period of the previous year. The primary driver for the decline in gross margin relates to the Asia-Pacific segment where the Company took on lower margin sales opportunities in an effort to offset volume declines.
Research and development (“R&D”) expenses decreased 1.4% to $9.8 million during the three months ended October 31, 2011, compared to $9.9 million for the same period in the prior year. As a percentage of sales, R&D expenses decreased from 3.0% to 2.8% during the three months ended October 31, 2011, compared to the three months ended October 31, 2010. The Company remains committed to innovation and new product development and expects R&D expense to increase for the remainder of fiscal 2012.
Selling, general, and administrative expenses (“SG&A”) decreased 0.4% to $108.9 million for the three months ended October 31, 2011, compared to $109.3 million for the same period in the prior year. SG&A expense as percentage of sales declined to 31.2% in the first quarter of fiscal 2012 compared to 33.2% in the same quarter last year. The Company has continued to focus on reducing its SG&A expenses as a percentage of sales, which is partially offset by its reinvestment in growth initiatives.
Restructuring charges related to the reduction of the Company’s workforce and facility consolidations were $3.6 million during the three-month period ended October 31, 2010.
Interest expense decreased to $5.0 million for the quarter ended October 31, 2011 from $5.7 million for the quarter ended October 31, 2010. The decrease was due to the Company’s lower principal balance under the outstanding debt agreements.
The Company’s income tax rate was 25.3% for the quarter ended October 31, 2011 and 27.4% for the same period of the previous year. The decrease in the Company’s income tax rate during the first quarter of fiscal 2012 was primarily due to the mix of profits in low and high tax countries as well as positive impacts from foreign tax credit benefits. The Company expects the full year income tax rate for fiscal 2012 to be in the mid 20% range.
Net income for the three months ended October 31, 2011, increased 24.5% to $32.7 million, compared to $26.3 million for the same quarter of the previous year. Net income as a percentage of sales increased to 9.4% for the quarter ended October 31, 2011 from 8.0% for the same period in the prior year. Net income before restructuring related expenses was $28.9 million, or $0.55 per diluted Class A Common Share, for the three months ended October 31, 2010.

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
Following is a summary of segment information for the three months ended October 31, 2011 and 2010:

					Corporate
			Asia-	Total	and
(Dollars in thousands)	Americas	Europe	Pacific	Regions	Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2011	$153,863	$97,356	$98,289	$349,508	$—	$349,508
October 31, 2010	$145,988	$92,050	$91,550	$329,588	$—	$329,588
SALES GROWTH INFORMATION
Three months ended October 31, 2011
Organic	5.7%	3.7%	(0.2)%	3.5%	—	3.5%
Currency	0.4%	3.7%	5.5%	2.7%	—	2.7%
Acquisitions/Divestitures	(0.7)%	(1.6)%	2.1%	(0.2)%	—	(0.2)%

Total	5.4%	5.8%	7.4%	6.0%	—	6.0%
SEGMENT PROFIT
Three months ended:
October 31, 2011	$43,230	$26,299	$13,304	$82,833	$(3,263)	$79,570
October 31, 2010	$39,359	$24,061	$16,829	$80,249	$(3,436)	$76,813
Percentage increase (decrease)	9.8%	9.3%	(20.9)%	3.2%		3.6%
NET INCOME RECONCILIATION

	Three months ended:
	October 31,
(Dollars in thousands)	2011	2010
Total profit from reportable segments	$82,833	$80,249
Corporate and eliminations	(3,263)	(3,436)
Unallocated amounts:
Administrative costs	(30,480)	(31,569)
Restructuring charges	—	(3,641)
Investment and other income (expense)	(202)	290
Interest expense	(5,047)	(5,687)

Income before income taxes	43,841	36,206
Income taxes	(11,109)	(9,925)

Net income	$32,732	$26,281

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

Americas:
Sales in the Americas increased 5.4% to $153.9 million for the quarter ended October 31, 2011, compared to $146.0 million for the same period in the prior year. Organic sales increased 5.7% for the quarter ended October 31, 2011, compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales by 0.4% in the quarter. The fiscal 2011 divestiture of Teklynx reduced sales by 0.7% in the United States. The increase in organic sales during the quarter was primarily due to the strong Brady brand growth in the United States, Brazil, Canada, and Mexico, driven by an ongoing investment in R&D and new product launches.
Segment profit increased 9.8% to $43.2 million for the quarter ended October 31, 2011, compared to $39.4 million for the same period in the prior year. As a percentage of sales, segment profit increased to 28.1% for the quarter ended October 31, 2011 from 27.0% for the same period in the prior year. The segment profit increase was primarily due to an improved gross profit margin as a result of selected price increases that went into effect at the beginning of fiscal 2012, as well as the benefit of the segment’s ongoing productivity initiatives.
Europe:
Sales in Europe increased 5.8% to $97.4 million for the quarter ended October 31, 2011, compared to $92.1 million for the same period in the prior year. Organic sales increased 3.7% in the quarter ended October 31, 2011 compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales within the segment by 3.7% in the quarter. The fiscal 2011 divestiture of Teklynx reduced sales by 1.6% in the quarter. The increase in organic sales during the quarter ended October 31, 2011 was driven primarily by the growth of the direct marketing business within Northern and Southern Europe.
Segment profit increased 9.3% to $26.3 million for the quarter ended October 31, 2011, compared to $24.1 million for the same period in the prior year. As a percentage of sales, segment profit increased to 27.0% for the quarter ended October 31, 2011 from 26.1% for the same period in the prior year. The segment profit increase was primarily due to reduced selling expenses, and the benefits from reorganization.
Asia-Pacific:
Asia-Pacific sales increased 7.4% to $98.3 million for the quarter ended October 31, 2011, compared to $91.6 million for the same period in the prior year. Organic sales decreased 0.2% in the quarter ended October 31, 2011, compared to the same period last year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales within the segment by 5.5% in the quarter. The fiscal 2011 acquisition of ID Warehouse increased sales by 2.1% in the quarter. The relatively flat organic growth in the first quarter of fiscal 2012 was primarily a result of increased sales from the segment’s on-going customer base diversification in the mobile handset and other adjacent markets, partially offset by reduced demand from one of the Company’s largest mobile handset customers.
Segment profit decreased 20.9% to $13.3 million for the quarter ended October 31, 2011, compared to $16.8 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 13.5% for the quarter ended October 31, 2011 from 18.4% for the same period in the prior year. The decrease in segment profit was the result of lower margin sales opportunities and continued price pressure and inflation on raw materials and wages. The Thailand flood did not have a material impact on the Company’s financial results for the period ended October 31, 2011 due to the timing of the event near the end of the quarter. The flood is expected to have the most significant impact on financial results for the second quarter ending January 31, 2012, with an estimated reduction in EPS of $0.05 per diluted share. Potential losses caused by the flooding are expected to be partially covered by property and business interruption insurance. The impact on the Company’s customers is not yet known, and the timing of the insurance recoveries could fall into subsequent periods beyond fiscal year 2012.
The Company has identified seven reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis. The Asia-Pacific reporting segment has two reporting units: North/South Asia and Australia. The segment profit decrease within the Asia-Pacific region is primarily related to the Company’s North/South Asia reporting unit. The Company last completed its annual impairment testing of goodwill in the fourth quarter of fiscal 2011. The methodologies for valuing goodwill are applied consistently on a year-over-year basis, and the assumptions used in performing the 2011 impairment calculations were evaluated in light of market and business conditions. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company’s current and long-range operating plans. The Company’s estimates could be materially impacted by factors such as significant negative industry or economic trends, disruptions to the Company’s business, competitive forces, or changes in significant customers.

The North/South Asia reporting unit has goodwill of $163.7 million as of October 31, 2011. This reporting unit has faced difficulties in reduced customer demand, increased price pressures, and business disruptions due to natural disasters. The Company believes that its long-term strategies will be successful in returning the reporting unit to higher levels of profitability. The valuation of any long lived asset is inherently subjective and dependent on projections of future operating results. If operating results do not improve, the Company may adjust its estimates of future operating results or change other key variables and assumptions utilized in the goodwill impairment model. If such changes occur, these assets may be impaired in the future, which would reduce the Company’s earnings in the period in which the impairment charge is taken. Depending on the size of the impairment, the Company may fail to meet certain of the financial covenants in its revolving loan agreement, which, if not waived by the lenders, could result in the Company’s outstanding indebtedness under its debt and revolving loan agreements becoming immediately due and payable.
Financial Condition
Cash and cash equivalents were $371.6 million at October 31, 2011, a decline of $18.4 million compared to $390.0 million at July 31, 2011. Cash from net income was offset by the annual incentive compensation payment, quarterly dividend payment and the purchase of the Company’s Class A Common Stock.
The Company’s working capital, excluding cash and cash equivalents, increased to $98.0 million at October 31, 2011 from $66.4 million at July 31, 2011. Accounts receivable balances increased $4.4 million from July 31, 2011 to October 31, 2011 as a result of increased sales volumes during the quarter. Inventories increased $5.5 million for the quarter as a result of increased production volumes. The net decrease in current liabilities of $15.3 million was primarily due to the decrease in accrued wages due to the payment of the Company’s fiscal 2011 annual incentive compensation during the quarter ended October 31, 2011.
In the first quarter of fiscal 2012, the Company generated $15.3 million of cash from operations, a decrease of $0.9 million from the same period last year. The decrease was primarily due to a moderate increase in the fiscal 2011 annual incentive compensation payment during the quarter ended October 31, 2011, compared to the quarter ended October 31, 2010.
Capital expenditures were $5.8 million for the quarter ended October 31, 2011, compared to $2.8 million in the same period last year. The Company expects capital expenditures of approximately $25.0 million for the year ending July 31, 2012. Net cash used in financing activities was $20.9 million for the quarter ended October 31, 2011, an increase of $13.4 million from the same period last year. The increase was primarily due to $12.3 million of shares of the Company’s Class A Common Stock purchased during the three month period ended October 31, 2011.
On October 26, 2011, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which will allow the Company to issue and sell, from time to time in one or more offerings, an indeterminate amount of Class A Nonvoting Common Stock and debt securities as it deems prudent or necessary to raise capital at a later date. The shelf registration statement became effective upon filing with the SEC. The Company plans to use the proceeds from any future offerings under the shelf registration for general corporate purposes, including, but not limited to, acquisitions, capital expenditures, and refinancing of debt.
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
On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks that replaced the Company’s previous credit agreement. At the Company’s option, and subject to certain conditions, the available amount under the credit facility may be increased from $200 million up to $300 million. Under the credit agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). A commitment fee is payable on the unused amount of the facility. The agreement restricts the amount of certain types of payments, including dividends, which can be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. The Company believes that based on historic dividend practice, this restriction would not impede the Company in following a similar dividend practice in the future. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same. As of October 31, 2011, there were no outstanding borrowings under the credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of October 31, 2011, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0. Additionally, the Company’s October 2006 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.0 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2011, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.7 to 1.0 and the interest expense coverage ratio equal to 8.3 to 1.0.
Long-term obligations, less current maturities, as a percentage of long-term obligations, less current maturities, plus stockholders’ investment were 22.2% at October 31, 2011 and 22.3% at July 31, 2011. Long-term obligations decreased by $1.9 million from July 31, 2011 to October 31, 2011 due to the positive impact of foreign currency translation on the Company’s Euro-denominated debt.
Stockholders’ investment increased $1.7 million during the three months October 31, 2011. The increase is a result of the Company’s net income of $32.7 million, offset by the Class A Common Stock repurchase transactions of $12.3 million and the dividends paid on Class A and Class B Common Stock of $9.1 million and $0.6 million, respectively.
The Company’s cash balances are generated and held in numerous locations throughout the world. At October 31, 2011 and July 31, 2011, approximately 59% and 69% of the Company’s cash and cash equivalents was held outside the United States, respectively. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.
Subsequent Events Affecting Financial Condition
On November 17, 2011, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on January 31, 2012 to shareholders of record at the close of business on January 10, 2012.

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
Operating Leases — The leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office space, computer equipment and Company vehicles.
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
Related-Party Transactions — The Company evaluated its affiliated party transactions for the period ended October 31, 2011. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Forward-Looking Statements
Brady believes that certain statements in this Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future, not past, events included in this Form 10-K, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-K, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of Company’s most recently filed Form 10-K for the year ended July 31, 2011. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Japanese Yen, and the Swiss Franc. As of October 31, 2011, the notional amount of outstanding forward contracts designated as cash flow hedges was $25.3 million. The Company also hedged portions of its net investments in its foreign operations using forward foreign exchange currency contracts of $31.7 million, intercompany foreign currency denominated debt instruments of $6.2 million and Euro-denominated debt of $106.1 million designated as a hedge instrument.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2011, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustments recorded for the three months ended October 31, 2011 and 2010 were $19.1 million unfavorable, and $30.0 million favorable, respectively. As of October 31, 2011 and 2010, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $407.4 million and $277.1 million, respectively. These amounts were offset by net investment hedges of $144.0 million as of October 31, 2011, and $104.5 million as of October 31, 2010. The potential decrease in the net current assets as of October 31, 2011 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $40.7 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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
In fiscal 2009, the Company’s Board of Directors authorized a share repurchase plan for the Company’s Class A Nonvoting Common Stock. The plan was implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase shares during fiscal 2011. As of July 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.
On September 9, 2011, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three months ended October 31, 2011, the Company purchased 457,360 shares of its Class A Nonvoting Common Stock under this plan for $12,309. As of October 31, 2011, there remained 1,746,773 shares to purchase in connection with this share repurchase plan.
The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended October 31, 2011:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
August 1, 2011 — August 31, 2011	—	$—	—	204,133
September 1, 2011 — September 30, 2011	369,228	$27.17	369,228	1,834,905
October 1, 2011 — October 31, 2011	88,132	$25.83	88,132	1,746,773

Total	457,360	$26.91	457,360	1,746,773

ITEM 6.	Exhibits
(a) Exhibits

10.1	Change of Control Agreement, dated as of November 21, 2011, entered into with Stephen Millar
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer
101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION
Date: December 6, 2011	/s/ FRANK M. JAEHNERT
Frank. M. Jaehnert
President & Chief Executive Officer

Date: December 6, 2011	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)