Form 10-Q
period 2012-01-31
BRADY CORP
filed 2012-03-08
CIK 746598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 7, 2012 there were 48,944,083 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q

BRADY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	September 30,	September 30,
	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$380,331	$389,971
Accounts receivable — net	215,929	228,483
Inventories:
Finished products	67,867	62,152
Work-in-process	16,343	14,550
Raw materials and supplies	27,905	27,484

Total inventories	112,115	104,186
Prepaid expenses and other current assets	39,316	35,647

Total current assets	747,691	758,287
Other assets:
Goodwill	666,907	800,343
Other intangible assets	79,090	89,961
Deferred income taxes	51,124	53,755
Other	19,205	19,244
Property, plant and equipment:
Cost:
Land	6,132	6,406
Buildings and improvements	101,452	104,644
Machinery and equipment	302,568	305,557
Construction in progress	14,418	11,226

	424,570	427,833
Less accumulated depreciation	292,426	287,918

Property, plant and equipment — net	132,144	139,915

Total	$1,696,161	$1,861,505

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$81,140	$98,847
Wages and amounts withheld from employees	41,926	69,798
Taxes, other than income taxes	7,925	7,612
Accrued income taxes	16,599	9,954
Other current liabilities	51,744	54,406
Current maturities on long-term debt	61,264	61,264

Total current liabilities	260,598	301,881
Long-term obligations, less current maturities	323,071	331,914
Other liabilities	65,550	71,518

Total liabilities	649,219	705,313
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,927,002 and 49,284,252 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	311,677	307,527
Income retained in the business	712,425	789,100
Treasury stock — 2,024,485 and 1,667,235 shares, respectively of Class A nonvoting common stock, at cost	(58,869)	(50,017)
Accumulated other comprehensive income	85,259	113,898
Other	(4,098)	(4,864)

Total stockholders’ investment	1,046,942	1,156,192

Total	$1,696,161	$1,861,505

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
	Three Months Ended January 31, (Unaudited)			Six Months Ended January 31, (Unaudited)
	2012	2011	Percentage Change	2012	2011	Percentage Change
Net sales	$320,584	$329,009	(2.6)%	$670,092	$658,597	1.7%
Cost of products sold	167,279	169,999	(1.6)%	348,956	335,075	4.1%

Gross margin	153,305	159,010	(3.6)%	321,136	323,522	(0.7)%
Operating expenses:
Research and development	9,972	11,732	(15.0)%	19,781	21,676	(8.7)%
Selling, general and administrative	104,843	108,064	(3.0)%	213,775	217,388	(1.7)%
Restructuring charges — (See Note J)	—	2,134	N/A	—	5,775	N/A
Impairment charge — (See Note B)	115,688	—	N/A	115,688	—	N/A

Total operating expenses	230,503	121,930	89.0%	349,244	244,839	42.6%
Operating (loss) income	(77,198)	37,080	(308.2)%	(28,108)	78,683	(135.7)%
Other income and (expense):
Investment and other income	812	1,174	(30.8)%	610	1,464	(58.3)%
Interest expense	(4,933)	(5,850)	(15.7)%	(9,980)	(11,537)	(13.5)%

(Loss) income before income taxes	(81,319)	32,404	(351.0)%	(37,478)	68,610	(154.6)%
Income taxes	8,635	8,205	5.2%	19,744	18,130	8.9%

Net (loss) income	$(89,954)	$24,199	(471.7)%	$(57,222)	$50,480	(213.4)%

Per Class A Nonvoting Common Share:
Basic net (loss) income	$(1.72)	$0.46	(473.9)%	$(1.09)	$0.96	(213.5)%
Diluted net (loss) income	$(1.72)	$0.46	(473.9)%	$(1.09)	$0.95	(214.7)%
Dividends	$0.185	$0.18	2.8%	$0.37	$0.36	2.8%
Per Class B Voting Common Share:
Basic net (loss) income	$(1.72)	$0.46	(473.9)%	$(1.11)	$0.94	(218.1)%
Diluted net (loss) income	$(1.72)	$0.46	(473.9)%	$(1.11)	$0.94	(218.1)%
Dividends	$0.185	$0.18	2.8%	$0.35	$0.34	2.9%
Weighted average common shares outstanding (in thousands):
Basic	52,447	52,593		52,552	52,521
Diluted	52,447	53,053		52,552	52,932

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	September 30,	September 30,
	Six Months Ended January 31, (Unaudited)
	2012	2011
Operating activities:
Net (loss) income	$(57,222)	$50,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,176	25,502
Non-cash portion of restructuring charges	—	1,714
Non-cash portion of stock-based compensation expense	5,506	6,869
Impairment charge	115,688	—
Gain on divestiture of business	—	(4,394)
Deferred income taxes	(4,831)	(4,926)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	6,029	(11,938)
Inventories	(11,814)	(879)
Prepaid expenses and other assets	(5,155)	2,384
Accounts payable and accrued liabilities	(36,297)	(13,792)
Income taxes	9,221	6,589

Net cash provided by operating activities	43,301	57,609
Investing activities:
Purchases of property, plant and equipment	(11,100)	(9,045)
Payments of contingent consideration	(2,580)	(979)
Settlement of net investment hedges	(797)	—
Acquisition of business, net of cash acquired	—	(7,970)
Divestiture of business, net of cash retained in business	—	12,979
Other	(128)	(494)

Net cash used in investing activities	(14,605)	(5,509)
Financing activities:
Payment of dividends	(19,452)	(18,954)
Proceeds from issuance of common stock	2,301	4,909
Purchase of treasury stock	(12,309)	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	566	359

Net cash used in financing activities	(28,894)	(13,686)
Effect of exchange rate changes on cash	(9,442)	9,048

Net (decrease) increase in cash and cash equivalents	(9,640)	47,462
Cash and cash equivalents, beginning of period	389,971	314,840

Cash and cash equivalents, end of period	$380,331	$362,302

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$9,521	$9,138
Income taxes, net of refunds	16,189	17,398
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$—	$4,624
Liabilities assumed	—	(1,446)
Goodwill	—	4,792

Net cash paid for acquisitions	$—	$7,970

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended January 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2012 and July 3l, 2011, its results of operations for the three and six months ended January 31, 2012 and 2011, and its cash flows for the six months ended January 31, 2012 and 2011. The condensed consolidated balance sheet as of July 31, 2011 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B — Goodwill and Intangible Assets

The Company has identified seven reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis: Brady Americas, Direct Marketing Americas, Brady Europe, Direct Marketing Europe, Emerging Platforms Europe, North/South Asia, and Australia. The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the discounted cash flow model and market multiples model, as these methods provide a reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company’s current and long-range operating plans. The Company’s estimates can be materially impacted by factors such as significant negative industry or economic trends, disruptions to the Company’s business, competitive forces, or changes in significant customers.

In the quarter ended January 31, 2012, the North/South Asia reporting unit experienced a sales decline and margin erosion due in large part to a major customer’s loss of market share within the mobile handset industry. The impact of this sales decline was partially offset by additional opportunities within the mobile handset and other computing devices markets, but these sales were achieved at a lower gross margin percentage.

The Company’s plans to fill capacity and absorb overhead with these additional opportunities was partially successful; however, increased competition from local competitors drove down unit prices. While the Company continues to capture similar dollar value of sales, the gross margins are less than what was anticipated. The Company placed increased focus on cost reduction and material procurement strategies to reduce cost of goods sold; however, these efforts were not enough to return the reporting unit to previous levels of profitability. Based upon the current economic environment within the mobile handset market, management determined that the events are not temporary and gross margins in the mobile handset market are not likely to improve materially in the near term.

Due to the convergence of these events, in connection with a reforecast of expected fiscal 2012 financial results completed during the quarter ended January 31, 2012, the Company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC 350, “Intangibles – Goodwill and Other.” The Company completed the required initial (“Step One”) impairment test for the North/South Asia reporting unit by preparing a discounted cash flow model taking into account updated projections, estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The Company evaluated the significant assumptions used to determine the fair value of the reporting unit with the assistance of a third party valuation firm, and concluded that they are reasonable.

The estimated fair value of the reporting unit was compared to the carrying amount including goodwill, and the results of the analysis indicated that the North/South Asia reporting unit was potentially impaired. Therefore, the Company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third party valuation firm. In Step Two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the current fair value of the North/South Asia reporting unit to all of its assets and liabilities as if the reporting unit had presently been acquired in a business combination. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities is the implied fair value of goodwill. Upon completion of the assessment, the Company recognized a goodwill impairment charge of $115,688 during the quarter ended January 31, 2012.

The changes in the carrying amount of goodwill by reportable segment for the year ended July 31, 2011, and six months ended January 31, 2012, are as follows:

	September 30,	September 30,	September 30,	September 30,
	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2011	$425,578	$171,238	$203,527	$800,343
Translation adjustments	(3,652)	(12,055)	(2,041)	(17,748)
Impairment charge	—	—	(115,688)	(115,688)

Balance as of January 31, 2012	$421,926	$159,183	$85,798	$666,907

Goodwill decreased $133,436 during the six months ended January 31, 2012. Of the $133,436 decrease, $115,688 was due to the goodwill impairment charge recognized on the North/South Asia reporting unit, and $17,748 was due to foreign currency translation.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	January 31, 2012				July 31, 2011
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value

Amortized other intangible assets:
Patents	5	$10,023	$(8,782)	$1,241	5	$9,784	$(8,556)	$1,228
Trademarks and other	7	8,973	(7,016)	1,957	7	9,448	(6,559)	2,849
Customer relationships	7	160,215	(124,044)	36,171	7	165,566	(119,977)	45,589
Non-compete agreements and other	4	15,989	(15,510)	479	4	16,432	(15,760)	672
Unamortized other intangible assets:
Trademarks	N/A	39,242	—	39,242	N/A	39,623	—	39,623

Total		$234,442	$(155,352)	$79,090		$240,853	$(150,892)	$89,961

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at January 31, 2012, differs from the value assigned to them in the allocation of purchase price due to impairment charges and the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and January 31, 2012.

Amortization expense on intangible assets was $4,075 and $5,123 for the three-month periods ended January 31, 2012 and 2011, respectively and $8,155 and $10,270 for the six-month periods ended January 31, 2012 and 2011, respectively. Annual amortization expense is projected to be $16,132, $10,320, $5,438, $5,102 and $4,040 for the years ending July 31, 2012, 2013, 2014, 2015 and 2016, respectively.

NOTE C — Comprehensive (Loss) Income

Total comprehensive (loss) income for the periods presented was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Net (loss) income	$(89,954)	$24,199	$(57,222)	$50,480
Unrealized gain (loss) on cash flow hedges	348	(165)	1,679	(890)
Amortization of gain on post-retirement medical, dental and vision plan	(153)	(32)	515	(95)
Foreign currency translation adjustments	(11,715)	(341)	(30,833)	29,754

Total comprehensive (loss) income	$(101,474)	$23,661	$(85,861)	$79,249

NOTE D — Net (Loss) Income per Common Share

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
Numerator: (in thousands)
Net (loss) income	$(89,954)	$24,199	$(57,222)	$50,480
Less:
Restricted stock dividends	(57)	(56)	(115)	(112)

Numerator for basic and diluted Class A net (loss) income per share	$(90,011)	$24,143	$(57,337)	$50,368

Less:
Preferential dividends	—	—	(818)	(820)
Preferential dividends on dilutive stock options	—	—	(5)	(6)

Numerator for basic and diluted Class B net (loss) income per share	$(90,011)	$24,143	$(58,160)	$49,542

Denominator: (in thousands)
Denominator for basic net (loss) income per share for both Class A and Class B	52,447	52,593	52,552	52,521
Plus: Effect of dilutive stock options	—	460	—	411

Denominator for diluted net (loss) income per share for both Class A and Class B	$52,447	$53,053	$52,552	$52,932

Class A Nonvoting Common Stock net (loss) income per share:
Basic	$(1.72)	$0.46	$(1.09)	$0.96
Diluted	$(1.72)	$0.46	$(1.09)	$0.95
Class B Voting Common Stock net (loss) income per share:
Basic	$(1.72)	$0.46	$(1.11)	$0.94
Diluted	$(1.72)	$0.46	$(1.11)	$0.94

For the three and six-month periods ended January 31, 2012, the Company was in a net loss position. In accordance with ASC 260, “Earnings per Share”, no additional shares were included in the computation of diluted net loss per common share since to do so would reduce the calculated loss per share. Therefore, options to purchase approximately 4,365,000 and 4,788,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2012, respectively, were not included in the computation of diluted net loss per share because the impact of the inclusion of the options would have been anti-dilutive.

Options to purchase approximately 4,281,000 and 3,959,000 shares of Class A Nonvoting Common Stock for the three and six months ended January 31, 2011, respectively, were not included in the computations of diluted net income per share because the impact of the inclusion of the options would have been anti-dilutive.

NOTE E — Segment Information

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, impairment charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.

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

Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is impracticable to disclose enterprise-wide revenue from external customers on the basis of product or service.

Following is a summary of segment information for the three and six months ended January 31, 2012 and 2011:

	September 30,	September 30,	September 30,		September 30,	September 30,	September 30,
	Americas	Europe	Asia- Pacific		Total Region	Corporate and Eliminations	Totals
Three months ended January 31, 2012:
Revenues from external customers	$138,405	$95,593	$86,586		$320,584	$—	$320,584
Intersegment revenues	9,992	1,270	7,321		18,583	(18,583)	—
Segment profit	35,798	26,562	7,733	(1)	70,093	(2,359)	67,734
Three months ended January 31, 2011:
Revenues from external customers	$136,011	$104,041	$88,957		$329,009	$—	$329,009
Intersegment revenues	11,043	620	6,400		18,063	(18,063)	—
Segment profit	31,015	29,165	11,524		71,704	(5,088)	66,616

Six months ended January 31, 2012:
Revenues from external customers	$292,267	$192,949	$184,876		$670,092	$—	$670,092
Intersegment revenues	20,216	2,032	14,763		37,011	(37,011)	—
Segment profit	79,028	52,861	21,037	(1)	152,926	(5,622)	147,304
Six months ended January 31, 2011:
Revenues from external customers	$281,999	$196,091	$180,507		$658,597	$—	$658,597
Intersegment revenues	20,791	1,513	12,346		34,650	(34,650)	—
Segment profit	70,374	53,226	28,353		151,953	(8,525)	143,428

(1)

The Company recognized a goodwill impairment charge of $115,688 during the quarter ended January 31, 2012, related to the North/South Asia reporting unit within the Asia-Pacific reporting segment, which is excluded from segment profit as presented in the table above. Refer to Note B, “Goodwill and Intangible Assets” for further discussion.

Following is a reconciliation of segment profit to net income (loss) for the three months and six months ended January 31, 2012 and 2011:

	September 30,	September 30,	September 30,	September 30,
	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Total profit from reportable segments	$70,093	$71,704	$152,926	$151,953
Corporate and eliminations	(2,359)	(5,088)	(5,622)	(8,525)
Unallocated amounts:
Administrative costs	(29,244)	(27,402)	(59,724)	(58,970)
Restructuring charges	—	(2,134)	—	(5,775)
Impairment charge	(115,688)	—	(115,688)	—
Investment and other income	812	1,174	610	1,464
Interest expense	(4,933)	(5,850)	(9,980)	(11,537)

(Loss) income before income taxes	(81,319)	32,404	(37,478)	68,610
Income taxes	(8,635)	(8,205)	(19,744)	(18,130)

Net (loss) income	$(89,954)	$24,199	$(57,222)	$50,480

NOTE F –Stock-Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or grant restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. The stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under these plans, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant. The Company granted restricted shares in fiscal 2008 and fiscal 2011 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after a seven-year period upon meeting both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years three, four and five upon meeting certain performance and service conditions. The restricted shares granted in fiscal 2008 and 2011 are referred to herein as “performance-based restricted shares.”

As of January 31, 2012, the Company has reserved 6,746,849 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 5,020,700 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Compensation expense for performance-based stock options is recorded over the remaining vesting period when the Company determines that it is probable that the performance criteria will be met. Total stock compensation expense recognized by the Company during the three months ended January 31, 2012 and 2011 was $1,939 ($1,183 net of taxes) and $2,800 ($1,708 net of taxes), respectively, and expense recognized during the six months ended January 31, 2012 and 2011 was $5,506 ($3,359 net of taxes), and $6,869 ($4,190 net of taxes), respectively. As of January 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $18,066 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.

The Company has estimated the fair value of its service-based and performance-based option awards granted during the six months ended January 31, 2012 and 2011 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended January 31, 2012		Six Months Ended January 31, 2011
Black-Scholes Option Valuation Assumptions	Service-Based Option Awards	Performance- Based Option Awards	Service-Based Option Awards	Performance- Based Option Awards
Expected term (in years)	5.89	6.57	5.92	6.57
Expected volatility	39.40%	39.21%	40.22%	39.39%
Expected dividend yield	2.07%	1.99%	1.94%	1.96%
Risk-free interest rate	1.16%	2.05%	1.65%	2.35%
Weighted-average market value of underlying stock at grant date	$27.00	$29.55	$29.09	$28.43
Weighted-average exercise price	27.00	29.55	29.09	28.35
Weighted-average fair value of options granted during the period	8.37	10.01	9.58	9.87

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

The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of January 31, 2012, 310,000 performance-based restricted shares were outstanding.

The Company granted 415,000 performance-based stock options during the six months ended January 31, 2012, with a weighted average exercise price of $29.55 and a weighted average fair value of $10.01. The Company also granted 791,150 service-based stock options during the six months ended January 31, 2012, with a weighted average exercise price of $27.00 and a weighted average fair value of $8.37.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2012, is presented below:

	September 30,	September 30,	September 30,	September 30,
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2011	5,726,017	$29.24
New grants	1,206,150	$27.88
Exercised	(104,119)	$22.10
Forfeited or expired	(154,199)	$33.76

Outstanding at January 31, 2012	6,673,849	$29.00	6.6	$18,318

Exercisable at January 31, 2012	4,024,955	$29.31	5.2	$14,018

There were 4,024,955 and 3,499,632 options exercisable with a weighted average exercise price of $29.31 and $29.28 at January 31, 2012 and 2011, respectively. The cash received from the exercise of options during the three months ended January 31, 2012 and 2011 was $1,710 and $2,804, respectively. The cash received from the exercise of options during the six months ended January 31, 2012 and 2011 was $2,301 and $4,909, respectively. The cash received from the tax benefit on options exercised during the three months ended January 31, 2012 and 2011 was $126 and $263, respectively. The cash received from the tax benefit on options exercised during the six months ended January 31, 2012 and 2011 was $595 and $703, respectively.

The total intrinsic value of options exercised during the six months ended January 31, 2012 and 2011, based upon the average market price at the time of exercise during the period, was $855 and $2,505, respectively. The total fair value of stock options vested during the six months ended January 31, 2012 and 2011, was $8,012 and $6,744, respectively.

NOTE G – Stockholders’ Investment

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

On September 9, 2011, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three months ended October 31, 2011, the Company purchased 457,360 shares of its Class A Nonvoting Common Stock under the plans for $12,309. No shares were repurchased by the Company in the quarter ended January 31, 2012, and there remained 1,746,773 shares to purchase in connection with the 2011 share repurchase plan.

NOTE H – Employee Benefit Plans

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

NOTE I – Fair Value Measurements

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2012, and July 31, 2011, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements Using Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values	Balance Sheet Classifications
January 31, 2012:
Trading Securities	$11,781	$—	$—	$11,781	Other assets
Foreign exchange contracts — cash flow hedges	—	665	—	665	Prepaid expenses and other current assets
Foreign exchange contracts — non-designated		1		1	Prepaid expenses and other current assets
Foreign exchange contracts — net investment hedges	—	1	—	1	Prepaid expenses and other current assets

Total Assets	$11,781	$667	$—	$12,448

Foreign exchange contracts — cash flow hedges	$—	$132	$—	$132	Other current liabilities
Foreign exchange contracts — non-designated	—	1	—	1	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	99,142	—	99,142	Long term obligations, less current maturities

Total Liabilities	$—	$99,275	$—	$99,275

July 31, 2011:
Trading Securities	$10,897	$—	$—	$10,897	Other assets
Foreign exchange contracts — cash flow hedges	—	16	—	16	Prepaid expenses and other current assets
Foreign exchange contracts — non-designated	—	3	—	3	Prepaid expenses and other current assets

Total Assets	$10,897	$19	$—	$10,916

Foreign exchange contracts — cash flow hedges	$—	$830	$—	$830	Other current liabilities
Foreign exchange contracts — net investment hedges	—	5,295	—	5,295	Other current liabilities
Foreign exchange contracts — non-designated	—	2	—	2	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	107,985	—	107,985	Long term obligations less current maturities

Total Liabilities	$—	$114,112	$—	$114,112

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the six months ended January 31, 2012.

The Company’s financial instruments, other than those presented in the disclosures above could include cash, notes receivable, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximated carrying values because of the short-term nature of these instruments.

The estimated fair value of the Company’s long-term obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $408,431 and $416,694 at January 31, 2012 and July 31, 2011, respectively, as compared to the carrying value of $384,335 and $393,178 at January 31, 2012 and July 31, 2011, respectively.

During the three months ended January 31, 2012, goodwill with a carrying amount of $163,702 in the North/South Asia reporting unit was written down to its estimated implied fair value of $48,014, resulting in a non-cash impairment charge of $115,688. The implied fair value of goodwill of $48,014 represents a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition. Refer to Note B, “Goodwill and Intangible Assets” for further information regarding the valuation inputs.

NOTE J—Restructuring

In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. The Company continued the execution of its restructuring actions during fiscal 2011. These actions included a reduction in its contract labor and decreased discretionary spending. As a result of these actions, the Company recorded restructuring charges of $2,134 and $5,775 during the three and six months ended January 31, 2011. The restructuring charges of $5,775 during the six months ended January 31, 2011 consisted of $3,878 of employee separation costs, $1,714 of fixed asset write-offs, and $183 of other facility closure related costs and contract termination costs. Of the $5,775 of restructuring charges recorded during the six months ended January 31, 2011, $3,575 was incurred in the Americas, $2,128 was incurred in Europe, and $72 was incurred in Asia-Pacific.

A reconciliation of the Company’s restructuring activity during the six months ended January 31, 2012 is as follows:

	September 30,	September 30,	September 30,	September 30,
	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2011	$2,207	$—	$49	$2,256

Cash payments	(1,351)	—	—	(1,351)

Ending balance, October 31, 2011	$856	$—	$49	$905

Cash payments	(437)	—	(2)	(439)

Ending balance, January 31, 2012	$419	$—	$47	$466

NOTE K — Derivatives and Hedging Activities

The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 12 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2012 and July 31, 2011, the notional amount of outstanding forward exchange contracts was $39,278 and $80,807, respectively.

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the three-month or six-month periods ended January 31, 2012 and 2011.

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

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At January 31, 2012 and July 31, 2011, unrealized gains of $807 and unrealized losses of $1,535 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.

At January 31, 2012 and July 31, 2011, the Company had $665 and $16 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Condensed Consolidated Balance Sheets. At January 31, 2012 and July 31, 2011, the Company had $132 and $830, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At January 31, 2012 and July 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $18,462 and $30,519, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.

The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investments hedges. During the six months ended January 31, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. No intercompany loans were designated as net investment hedges as of July 31, 2011. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to hedge portions of the Company’s net investment in Euro-denominated foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Euro-denominated operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At January 31, 2012 and July 31, 2011, the Company had $1 and $0, respectively, of forward exchange currency contracts designated as net investment hedges included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheets. At January 31, 2012 and July 31, 2011, the Company had $0 and $5,295, respectively, of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Condensed Consolidated Balance Sheet. At January 31, 2012 and July 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $10,000 and $50,000, respectively, including contracts to sell Euros and Singapore Dollars.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2012		July 31, 2011		January 31, 2012		July 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$665	Prepaid expenses and other current assets	$16	Other current liabilities	$132	Other current liabilities	$830

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$1	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$5,295

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$99,142	Long term obligations, less current maturities	$107,985

Total derivatives designated as hedging instruments		$666		$16		$99,274		$114,110

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$3	Other current liabilities	$1	Other current liabilities	$2

Total derivatives not designated as hedging instruments		$—		$3		$1		$2

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Six months ended January 31,			Six months ended January 31,			Six months ended January 31,
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$807	$(1,296)	Cost of goods sold	$(635)	$(282)	Cost of goods sold	$—	$—

Total	$807	$(1,296)		$(635)	$(282)		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheet consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Derivatives in Net Invesment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Six months ended January 31,			Six months ended January 31,			Six months ended January 31,
	2012	2011		2012	2011		2012	2011
Foreign currency intercompany debt	$129	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—
Foreign currency denominated debt	8,843	(4,935)	Investment and other income — net	—	—	Investment and other income — net	—	—
Foreign exchange contracts	(1,013)	(5,082)	Investment and other income — net	—	—	Investment and other income — net	—	—

Total	$7,959	$(10,017)		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedge instruments on the Condensed Consolidated Statements of Income consisted of the following:

	September 30,	September 30,	September 30,
		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Six months ended January 31, 2012	Six months ended January 31, 2011
Foreign exchange contracts	Other income (expense)	$57	$717

Total		$57	$717

NOTE L — Acquisitions and Divestitures

The comparability of the operating results for the three and six months ended January 31, 2012, to the three and six months ended January 31, 2011, have been impacted by the prior year acquisition of ID Warehouse. In November 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia Pacific segment.

The comparability of the operating results for the three and six months ended January 31, 2012, to the three and six months ended January 31, 2011, have been impacted by the prior year divestiture of Teklynx. In December 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and Europe segments. The Company received proceeds of $12,979, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Condensed Consolidated Statement of Income for the three and six month periods ended January 31, 2011. The divestiture of Teklynx was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core business.

NOTE M — Subsequent Events

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million revolving credit agreement with a group of six banks that replaced and terminated the Company’s previous $200 million revolving credit agreement that had been entered into on October 5, 2006 and amended on March 18, 2008.

Under the new credit agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). The new credit agreement is guaranteed by the Company’s domestic subsidiaries and contains various financial covenants, including a debt-to-EBITDA ratio of 3.25-to-1.0 and an interest coverage ratio of 3.0-to-1.0. The Company intends to use the flexibility provided by the new credit agreement to fund future acquisitions, for general corporate purposes, and to refinance existing debt.

On February 15, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on April 30, 2012, to shareholders of record at the close of business on April 10, 2012.

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

Sales for the quarter ended January 31, 2012 decreased 2.6% to $320.6 million, compared to $329.0 million in the same period of fiscal 2011. Organic sales decreased 1.8%, divestitures net of acquisitions reduced sales 0.4%, and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar reduced sales 0.4%. The net loss for the quarter ended January 31, 2012, was $90.0 million or $1.72 per diluted Class A Nonvoting Common Share, down from net income of $24.2 million, or $0.46 per diluted Class A Nonvoting Common Share reported in the second quarter of last fiscal year. The net loss was a result of a $115.7 million non-cash goodwill impairment charge recorded during the quarter ended January 31, 2012, related to the North/South Asia reporting unit within the Asia-Pacific reporting segment. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the goodwill impairment charge.

Sales for the six months ended January 31, 2012 increased 1.7% to $670.1 million, compared to $658.6 million in the same period of fiscal 2011. Organic sales increased 0.9%, divestitures net of acquisitions reduced sales 0.3%, and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales 1.1%. The net loss for the six months ended January 31, 2012 was $57.2 million or $1.09 per diluted Class A Nonvoting Common Share, down from net income of $50.5 million, or $0.95 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. The net loss was a result of a $115.7 million non-cash goodwill impairment charge recorded during the quarter ended January 31, 2012, related to the North/South Asia reporting unit within the Asia-Pacific reporting segment. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the goodwill impairment charge.

Results of Operations

The comparability of the operating results for the three and six months ended January 31, 2012, to the three and six months ended January 31, 2011, have been impacted by the following acquisition and divestiture completed in fiscal 2011:

Fiscal 2011

	Segment	Date Completed
Acquisition
ID Warehouse	Asia Pacific	November 2010
Divestiture
Teklynx	Americas Europe	December 2010

Gross margin as a percentage of sales decreased to 47.8% from 48.3% for the quarter and decreased to 47.9% from 49.1% for the six months ended January 31, 2012, compared to the same periods of the previous year. This decrease in gross margin percentage was primarily due to the Asia-Pacific region compared to the prior year.

Research and development (“R&D”) expenses decreased 15.0% to $10.0 million for the three months ended January 31, 2012, compared to $11.7 million for the same period in the prior year, and decreased 8.7% to $19.8 million for the six months ended January 31, 2012, compared to $21.7 million for the same period in the prior year. As a percentage of sales, R&D expenses decreased to 3.1% from 3.6% for the quarter and decreased to 3.0% from 3.3% for the six months ended January 31, 2012, compared to the same periods of the previous year, respectively. The moderate decline in R&D expenses was primarily due to the timing of R&D project expenditures.

Selling, general and administrative (“SG&A”) expenses decreased 3.0% to $104.8 million for the three months ended January 31, 2012, compared to $108.1 million for the same period in the prior year, and decreased 1.7% to $213.8 million for the six months ended January 31, 2012, compared to $217.4 million for the same period in the prior year. As a percentage of sales, SG&A expenses decreased to 32.7% from 32.8% for the second quarter, and decreased to 31.9% from 33.0% for the six months ended January 31, 2012, compared to the same periods in the prior year. The Company has continued to focus on reducing its SG&A expenses as a percentage of sales through ongoing productivity initiatives, which was achieved during both the three and six months ended January 31, 2012, despite the $4.4 million pre-tax gain on the divestiture of Teklynx recognized during the three months ended January 31, 2011.

Restructuring charges were $2.1 million and $5.8 million for the three and six months ended January 31, 2011, respectively.

Other income decreased slightly to $0.8 million from $1.2 million for the three months ended January 31, 2012, compared to the same period in the prior year, and decreased to $0.6 million from $1.5 million for the six months ended January 31, 2012 compared to the same period in the prior year. The decrease was primarily due to foreign exchange losses, partially offset by an increase in interest income.

Interest expense decreased to $4.9 million from $5.9 million for the quarter and to $10.0 million from $11.5 million for the six months ended January 31, 2012, compared to the same periods in the prior year. The decrease was due to the Company’s lower principal balance under its outstanding debt agreements.

The Company’s effective tax rate decreased to (10.6%) from 25.3% for the quarter and to (52.7%) from 26.4% for the six months ended January 31, 2012, compared to the same periods in the prior year. The effective tax rate was significantly impacted by the non-deductible North/South Asia goodwill impairment charge of $115.7 million recognized during the three months ended January 31, 2012. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion. Excluding the goodwill impairment charge, the effective tax rate was 25.1% for the quarter and 25.2% for the six months ended January 31, 2012. The Company expects the full year income tax rate for fiscal 2012 to be in the mid 20% range.

The Company’s net loss was $90.0 million for the quarter and $57.2 million for the six months ended January 31, 2012, compared to net income of $24.2 million for the quarter and $50.5 million for the six months ended January 31, 2011. The net loss is a result of the goodwill impairment charge of $115.7 million recorded during the three months ended January 31, 2012. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion. Net income before the current period impairment charge was $25.7 million for the quarter and $58.5 million for the six months ended January 31, 2012. Net income before restructuring-related expenses was $25.7 million for the quarter and $54.6 million for the six months ended January 31, 2011.

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

Following is a summary of segment information for the three and six months ended January 31, 2012 and 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	Americas	Europe	Asia- Pacific	Total Regions	Corporate and Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2012	$138,405	$95,593	$86,586	$320,584	$—	$320,584
January 31, 2011	$136,011	$104,041	$88,957	$329,009	$—	$329,009
Six months ended:
January 31, 2012	$292,267	$192,949	$184,876	$670,092	$—	$670,092
January 31, 2011	$281,999	$196,091	$180,507	$658,597	$—	$658,597
SALES INFORMATION
Three months ended January 31, 2012
Organic	2.9%	(5.7)%	(4.4)%	(1.8)%	—	(1.8)%
Currency	(0.7)%	(1.5)%	1.7%	(0.4)%	—	(0.4)%
Acquisitions/Divestitures	(0.4)%	(0.9)%	0.0%	(0.4)%	—	(0.4)%

Total	1.8%	(8.1)%	(2.7)%	(2.6)%	—	(2.6)%
Six months ended January 31, 2012
Organic	4.4%	(1.3)%	(2.3)%	0.9%	—	0.9%
Currency	(0.2)%	1.0%	3.6%	1.1%	—	1.1%
Acquisitions/Divestitures	(0.5)%	(1.3)%	1.1%	(0.3)%	—	(0.3)%

Total	3.7%	(1.6)%	2.4%	1.7%	—	1.7%
SEGMENT PROFIT
Three months ended:
January 31, 2012	$35,798	$26,562	$7,733 (1)	$70,093	$(2,359)	$67,734
January 31, 2011	$31,015	$29,165	$11,524	$71,704	$(5,088)	$66,616
Percentage increase (decrease)	15.4%	(8.9)%	(32.9)%	(2.2)%		1.7%
Six months ended:
January 31, 2012	$79,028	$52,861	$21,037 (1)	$152,926	$(5,622)	$147,304
January 31, 2011	$70,374	$53,226	$28,353	$151,953	$(8,525)	$143,428
Percentage increase (decrease)	12.3%	(0.7)%	(25.8)%	0.6%		2.7%

(1)

The Company recognized a goodwill impairment charge of $115.7 million during the quarter ended January 31, 2012, related to the North/South Asia reporting unit within the Asia-Pacific reporting segment, which is excluded from segment profit as presented in the table above. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

NET INCOME RECONCILIATION

	September 30,	September 30,	September 30,	September 30,
	Three months ended: January 31,		Six months ended: January 31,
(Dollars in thousands)	2012	2011	2012	2011
Total profit from reportable segments	$70,093	$71,704	$152,926	$151,953
Corporate and eliminations	(2,359)	(5,088)	(5,622)	(8,525)
Unallocated amounts:
Administrative costs	(29,244)	(27,402)	(59,724)	(58,970)
Restructuring charges	—	(2,134)	—	(5,775)
Impairment charge	(115,688)	—	(115,688)	—
Investment and other income	812	1,174	610	1,464
Interest expense	(4,933)	(5,850)	(9,980)	(11,537)

(Loss) income before income taxes	(81,319)	32,404	(37,478)	68,610
Income taxes	(8,635)	(8,205)	(19,744)	(18,130)

Net (loss) income	$(89,954)	$24,199	$(57,222)	$50,480

The Company evaluates short-tem segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology and human resources, which are managed as global functions. Restructuring charges, impairment charges, stock options, interest, investment and other income and income taxes are also excluded when evaluating performance.

Americas:

Americas sales increased 1.8% to $138.4 million for the quarter and 3.7% to $292.3 million for the six months ended January 31, 2012, compared to $136.0 million and $282.0 million for the same periods in the prior year. Organic sales increased 2.9% and 4.4% during the quarter and year-to-date, respectively, as compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 0.7% in the quarter, and 0.2% in the six-month period. The decrease in sales resulting from the fiscal year 2011 divestiture of Teklynx was 0.4% in the quarter and 0.5% in the six-month period.

The increases in organic sales of 2.9% for the quarter and 4.4% for the six-month period were driven primarily by the Brady business through new product launches, price increases, and strong demand for custom OEM products in Brazil. In addition, the direct marketing business demonstrated modest growth, mainly driven by regulatory publishing products.

Segment profit increased 15.4% to $35.8 million from $31.0 million for the quarter and increased 12.3% to $79.0 million from $70.4 million for the six months ended January 31, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 25.9% from 22.8% for the quarter and increased to 27.0% from 25.0% for the six months ended January 31, 2012, compared to the same periods in the prior year.

The profit improvement for the quarter and six-month periods was mainly driven by the Brady business, which experienced double digit percentage profit improvement for the quarter and six months ended January 31, 2012, compared to the same periods in the prior year. The profit improvement was due to increased volumes, price increases implemented at the beginning of fiscal year 2012, and leveraging the Company’s sales structure. In the direct marketing business, the profit improvement for the quarter ended January 31, 2012, was partially offset by investments in initiatives to drive customer growth.

Europe:

Europe sales decreased 8.1% to $95.6 million for the quarter and 1.6% to $192.9 million for the six months ended January 31, 2012, compared to $104.0 million and $196.1 million for the same periods in the prior year. Organic sales decreased 5.7% and 1.3% for the quarter and six-month period, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 1.5% in the quarter, and a positive impact on sales of 1.0% in the six-month period. The decrease in sales resulting from the fiscal year 2011 divestiture of Teklynx was 0.9% in the quarter, and 1.3% in the six-month period.

The decrease in organic sales of 5.7% in the quarter was primarily due to the difficult comparable to the quarter ended January 31, 2011, which included $5.0 million of winter product sales within the direct marketing business attributable to the unusually harsh winter in Western Europe. During the quarter ended January 31, 2012, sales decline between the Brady and direct marketing businesses were similar. The Brady business experienced a mid-single digit percentage decline in organic sales, which was primarily driven by the depressed economic conditions within the region, specifically southern Europe and the Sweden die-cut business. Excluding the strong winter product sales within the direct marketing business for the prior year’s quarter ended January 31, 2011, the Company would have experienced a mid-single digit percentage increase in organic sales growth within southern Europe and Germany, the Company’s two largest direct marketing businesses. The decrease in organic sales of 1.3% for the six months ended January 31, 2012 was a result of strong growth within all businesses for the first quarter ended October 31, 2011, and a moderate decline in organic sales for the second quarter ended January 31, 2012. Organic sales growth for the first quarter ended October 31, 2011 was 3.7%, and the organic sales decline for the second quarter ended January 31, 2012 was 5.7%, as discussed above.

Segment profit decreased 8.9% to $26.6 million from $29.2 million for the quarter, and decreased 0.7% to $52.9 million from $53.2 million for the six months ended January 31, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 27.8% from 28.0% for the quarter and increased to 27.4% from 27.1% for the six months ended January 31, 2012, compared to the same periods in the prior year.

The decrease in segment profit for the quarter was primarily attributable to the difficult comparable to the quarter ended January 31, 2011, which included an incremental $5.0 million of winter product sales in the direct marketing business, as discussed above. Within the Brady business, the level of segment profit as a percentage of sales for the quarter ended January 31, 2012, was consistent with the same period in the prior year, because the sales decline was partially offset by the benefits from the prior year reorganization.

Asia-Pacific:

Asia-Pacific sales decreased 2.7% to $86.6 million from $89.0 million for the quarter, and increased 2.4% to $184.9 million from $180.5 million for the six months ended January 31, 2012, compared to the same periods in the prior year. Organic sales decreased 4.4% in the quarter and decreased 2.3% for the six-month period, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales within the segment by 1.7% for the quarter and 3.6% for the six-month period ended January 31, 2012. Segment sales increased 1.1% during the six months ended January 31, 2012, due to the fiscal 2011 acquisition of ID Warehouse, which had no effect on sales for the quarter ended January 31, 2012.

The decrease in organic sales for both the quarter and six-month period ended January 31, 2012 was primarily a result of the flooding in Thailand, which caused a significant disruption to the hard disk drive supply chain, as well as the impact from the typically slow period associated with the Chinese New Year, which occurred in the second quarter this year. These sales declines were partially offset by increased sales within the mobile handset market.

Segment profit decreased 32.9% to $7.7 million from $11.5 million for the quarter, and decreased 25.8% to $21.0 million from $28.4 million for the six months ended January 31, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 8.9% from 13.0% in the quarter and decreased to 11.4% from 15.7% for the six-month period, compared to the same periods in the prior year.

The decrease in segment profit for the quarter and six-month periods ended January 31, 2012, was primarily due to a lower margin sales mix within the mobile handset and other computing devices markets. The primary contributing factor to the lower margin sales mix was the loss of market share by one of the Company’s largest mobile handset customers. In an effort to refill plant capacity, the Company aggressively pursued other opportunities and while the Company continues to capture similar dollar value sales, it has been unable to capture opportunities at the same margin level as those sales that were lost. The reasons for this are as follows: increased competition from local companies who are driving down unit prices; the increased complexity of the product which results in longer run times and higher labor costs; and decreased product lifecycle which results in a shorter period to recoup tooling investments. The Company continues to focus on cost reduction and material procurement strategies to reduce cost of goods sold to mitigate the impact on profitability. These decreases were partially offset by margin improvement and mix impact from the growing and more profitable Australia businesses.

In addition to the factors described above, the quarter ended January 31, 2012, was negatively impacted by the Thailand flood, which resulted in lower absorption of fixed costs within this business. The Thailand flood reduced earnings per share on a diluted basis by approximately $0.04 in the quarter ended January 31, 2012. Losses caused by the flooding are expected to be partially covered by property and business interruption insurance. The timing of the insurance recoveries could fall into subsequent periods beyond fiscal year 2012.

Financial Condition

Cash and cash equivalents were $380.3 million at January 31, 2012 and $390.0 million at July 31, 2011, a decline of $9.6 million as summarized below:

	September 30,	September 30,
	Six months ended: January 31,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$43,301	$57,609
Investing activities	(14,605)	(5,509)
Financing activities	(28,894)	(13,686)
Effect of exchange rate changes on cash	(9,442)	9,048

Net (decrease) increase in cash and cash equivalents	$(9,640)	$47,462

Net cash provided by operating activities was $43.3 million for the six months ended January 31, 2012, a decrease of $14.3 million from cash provided by operating activities of $57.6 million for the six months ended January 31, 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. The decrease in cash flows from operating activities during the six months ended January 31, 2012 compared to the same period of the prior year was primarily due to an unfavorable change in trade accounts payable and accrued liabilities.

Net cash used in investing activities was $14.6 million for the six months ended January 31, 2012, an increase of $9.1 million from cash used in investing activities of $5.5 million for the six months ended January 31, 2011. The increase in cash used in investing activities for the six months ended January 31, 2012, was primarily a result of the cash received from the divestiture of Teklynx business during the six months ended January 31, 2011. Capital expenditures were $11.1 million for the six months ended January 31, 2012, compared to $9.0 million in the same period last year and $20.5 million during the twelve months ended July 31, 2011. The Company expects capital expenditures of approximately $25.0 million for the year ending July 31, 2012.

Net cash used in financing activities was $28.9 million for the six months ended January 31, 2012, an increase of $15.2 million from cash used in financing activities of $13.7 million during the six months ended January 31, 2011. The change was primarily due to $12.3 million used to repurchase common shares during the six months ended January 31, 2012.

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

On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consists of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for prepaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010.

On October 5, 2006, the Company entered into a $200 million multi-currency revolving loan agreement with a group of five banks, which was replaced on February 1, 2012 by the new credit facility described below. At the Company’s option, and subject to certain conditions, the available amount under the previous credit facility was able to be increased from $200 million up to $300 million. Under the previous credit agreement, the Company had the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). The previous credit agreement restricted the amount of certain types of payments, including dividends, which could be made annually to $50 million plus an amount equal to 75% of consolidated net income for the prior fiscal year of the Company. On March 18, 2008, the Company entered into an amendment to the revolving loan agreement which extended the maturity date from October 5, 2011 to March 18, 2013. All other terms of the revolving loan agreement remained the same.

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous credit agreement that had been entered into on October 5, 2006, and amended on March 18, 2008. Under the new credit agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the new credit facility may be increased from $300 million up to $450 million. As of January 31, 2012, there were no outstanding borrowings under the previous revolving credit agreement. No borrowings have occurred under the new credit facility dated February 1, 2012.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of January 31, 2012, the Company was in compliance with the financial covenant of these debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.7 to 1.0. As previously noted, the Company’s October 2006 revolving loan agreement was terminated effective February 1, 2012 and replaced with a new revolving loan agreement. The new agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The new revolving loan agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). Due to the replacement of the Company’s previous credit agreement on February 1, 2012, the financial ratios in the previous credit agreement were not applicable to the Company with respect to financial results for the quarter ended January 31, 2012. The Company has computed and was in compliance with the financial covenants of the new credit facility dated February 1, 2012 with respect to financial results for the quarter ended January 31, 2012.

Long-term obligations, less current obligations, as a percentage of long-term obligations, less current obligations, plus stockholders’ investment were 23.6% at January 31, 2012, and 22.3% at July 31, 2011. Long-term obligations decreased by $8.8 million from July 31, 2011 to January 31, 2012 due to the impact of foreign currency translation on the Company’s Euro-denominated debt, while stockholders’ investment decreased as a result of the goodwill impairment charge recorded during the quarter ended January 31, 2012.

Stockholders’ investment decreased $109.2 million during the six months ended January 31, 2012 as a result of the Company’s net loss of $57.2 million, as well as the decrease in accumulated other comprehensive income of $28.6 million due to the impact of foreign currency translation, and the payment of dividends on Class A and Class B Common Stock of $18.2 million and $1.3 million, respectively.

The Company’s cash balances are generated and held in numerous locations throughout the world. At January 31, 2012 and July 31, 2011, approximately 60% and 69% of the Company’s cash and cash equivalents was held outside the United States, respectively. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events Affecting Financial Condition

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million revolving credit agreement with a group of six banks that replaced and terminated the Company’s previous $200 million revolving credit agreement that had been entered into on October 5, 2006, and amended on March 18, 2008.

Under the new credit agreement, which has a final maturity date of February 1, 2017, the Corporation has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). The new credit agreement is guaranteed by the Corporation’s domestic subsidiaries and contains various financial covenants, including a debt-to-EBITDA ratio of 3.25-to-1.0 and an interest coverage ratio of 3.0-to-1.0. A commitment fee is payable on the unused amount of the credit facility. The Corporation intends to use the flexibility provided by the new credit agreement to fund future acquisitions, for general corporate purposes, and to refinance existing debt.

On February 15, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on April 30, 2012, to shareholders of record at the close of business on April 10, 2012.

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

Related-Party Transactions — The Company evaluated its related party transactions for the period ended January 31, 2012. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

Forward-Looking Statements

Brady believes that certain statements in this Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements related to future events included in this Form 10-Q, including, without limitation, statements regarding Brady’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations are forward-looking statements. When used in this Form 10-Q, words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from the length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery; future financial performance of major markets Brady serves, which include, without limitation, telecommunications, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, transportation; difficulties in making and integrating acquisitions; risks associated with newly acquired businesses; Brady’s ability to develop and successfully market new products; changes in the supply of, or price for, parts and components; increased price pressure from suppliers and customers; fluctuations in currency rates versus the US dollar; unforeseen tax consequences; potential write-offs of Brady’s substantial intangible assets; Brady’s ability to retain significant contracts and customers; risks associated with international operations; Brady’s ability to maintain compliance with its debt covenants; technology changes; business interruptions due to implementing business systems; environmental, health and safety compliance costs and liabilities; future competition; interruptions to sources of supply; Brady’s ability to realize cost savings from operating initiatives; difficulties associated with exports; risks associated with restructuring plans; risks associated with obtaining governmental approvals and maintaining regulatory compliance; and numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section located in Item 1A of Part I of the Company’s most recently filed Form 10-K for the year ended July 31, 2011. These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.

The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on intercompany transactions and foreign raw-material imports. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Japanese Yen, and the Swiss Franc. As of January 31, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $18.5 million. The Company also hedged portions of its net investments in its foreign operations using forward foreign exchange currency contracts of $10.0 million, intercompany foreign currency denominated debt instruments of $6.1 million and Euro-denominated debt of $99.1 million designated as a hedge instrument.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives, with the approval of the Board of Directors, if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2012, the Company had no interest rate derivatives.

The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. Dollar and the European currencies, primarily the Euro, changes between the U.S. Dollar and the Australian Dollar, changes between the U.S. Dollar and the Canadian Dollar, and changes between the U.S. Dollar and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of shareholders’ equity. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2012, were $11.7 million and $30.8 million unfavorable, respectively. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2011, were $0.3 million unfavorable and $29.8 million favorable, respectively. As of January 31, 2012 and 2011, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $415.8 million and $367.1 million, respectively. These amounts were offset by net investment hedges of $115.2 million as of January 31, 2012, and $202.7 million as of January 31, 2011. The potential increase in the net current assets as of January 31, 2012, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $41.6 million. This sensitivity analysis assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction relative to the U.S. Dollar. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

SIGNATURES

BRADY CORPORATION

Date: March 8, 2012	/s/ Frank M. Jaehnert
Frank M. Jaehnert
President & Chief Executive Officer

Date: March 8, 2012	/s/ Thomas J. Felmer
Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)