Form 10-Q
period 2012-04-30
BRADY CORP
filed 2012-06-05
CIK 746598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

As of June 5, 2012, there were outstanding 49,041,259 shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q

BRADY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	April 30, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374,425	$389,971
Accounts receivable — net	210,694	228,483
Inventories:
Finished products	65,322	62,152
Work-in-process	15,045	14,550
Raw materials and supplies	25,749	27,484

Total inventories	106,116	104,186
Prepaid expenses and other current assets	40,267	35,647

Total current assets	731,502	758,287
Other assets:
Goodwill	666,423	800,343
Other intangible assets	76,260	89,961
Deferred income taxes	48,578	53,755
Other	20,760	19,244
Property, plant and equipment:
Cost:
Land	6,119	6,406
Buildings and improvements	100,569	104,644
Machinery and equipment	303,666	305,557
Construction in progress	12,280	11,226

	422,634	427,833
Less accumulated depreciation	295,017	287,918

Property, plant and equipment — net	127,617	139,915

Total	$1,671,140	$1,861,505

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$75,303	$98,847
Wages and amounts withheld from employees	48,954	69,798
Taxes, other than income taxes	10,169	7,612
Accrued income taxes	20,939	9,954
Other current liabilities	41,926	54,406
Current maturities on long-term debt	61,264	61,264

Total current liabilities	258,555	301,881
Long-term obligations, less current maturities	280,812	331,914
Other liabilities	68,191	71,518

Total liabilities	607,558	705,313
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 49,031,625 and 49,284,252 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	311,369	307,527
Income retained in the business	730,295	789,100
Treasury stock — 1,919,862 and 1,667,235 shares, respectively of Class A nonvoting common stock, at cost	(55,354)	(50,017)
Accumulated other comprehensive income	80,432	113,898
Other	(3,708)	(4,864)

Total stockholders’ investment	1,063,582	1,156,192

Total	$1,671,140	$1,861,505

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended April 30, (Unaudited)			Nine Months Ended April 30, (Unaudited)
	2012	2011	Percentage Change	2012	2011	Percentage Change
Net sales	$331,629	$337,896	(1.9)%	$1,001,721	$996,493	0.5%
Cost of products sold	171,582	170,258	0.8%	520,538	505,333	3.0%

Gross margin	160,047	167,638	(4.5)%	481,183	491,160	(2.0)%
Operating expenses:
Research and development	8,940	10,550	(15.3)%	28,721	32,226	(10.9)%
Selling, general and administrative	106,714	115,006	(7.2)%	320,489	332,394	(3.6)%
Restructuring charges — (See Note J)	3,440	1,211	184.1%	3,440	6,986	(50.8)%
Impairment charge — (See Note B)	—	—	N/A	115,688	—	N/A

Total operating expenses	119,094	126,767	(6.1)%	468,338	371,606	26.0%
Operating income	40,953	40,871	0.2%	12,845	119,554	(89.3)%
Other income and (expense):
Investment and other income	1,110	1,428	(22.3)%	1,720	2,892	(40.5)%
Interest expense	(4,735)	(5,103)	(7.2)%	(14,715)	(16,640)	(11.6)%

Income (loss) before income taxes	37,328	37,196	0.4%	(150)	105,806	(100.1)%
Income taxes	9,676	8,607	12.4%	29,420	26,737	10.0%

Net income (loss)	$27,652	$28,589	(3.3)%	$(29,570)	$79,069	(137.4)%

Per Class A Nonvoting Common Share:
Basic net income (loss)	$0.53	$0.54	(1.9)%	$(0.57)	$1.50	(138.0)%
Diluted net income (loss)	$0.52	$0.54	(3.7)%	$(0.57)	$1.49	(138.3)%
Dividends	$0.185	$0.18	2.8%	$0.555	$0.54	2.8%
Per Class B Voting Common Share:
Basic net income (loss)	$0.53	$0.54	(1.9)%	$(0.58)	$1.48	(139.2)%
Diluted net income (loss)	$0.52	$0.54	(3.7)%	$(0.58)	$1.47	(139.5)%
Dividends	$0.185	$0.18	2.8%	$0.538	$0.523	2.9%
Weighted average common shares outstanding (in thousands):
Basic	52,513	52,701		52,539	52,581
Diluted	53,003	53,337		52,539	53,067

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended April 30, (Unaudited)
	2012	2011
Operating activities:
Net (loss) income	$(29,570)	$79,069
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,921	37,522
Non-cash portion of restructuring charges	458	2,155
Non-cash portion of stock-based compensation expense	7,592	9,396
Impairment charge	115,688	—
Gain on divestiture of business	—	(4,394)
Deferred income taxes	(3,192)	(9,018)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	11,050	211
Inventories	(5,595)	(1,491)
Prepaid expenses and other assets	(4,386)	772
Accounts payable and accrued liabilities	(39,472)	(8,355)
Income taxes	15,101	4,579

Net cash provided by operating activities	100,595	110,446
Investing activities:
Purchases of property, plant and equipment	(14,498)	(13,671)
Payments of contingent consideration	(2,580)	(979)
Settlement of net investment hedges	(797)	—
Acquisition of business, net of cash acquired	(3,039)	(7,970)
Divestiture of business, net of cash retained in business	—	12,979
Other	(1,536)	(379)

Net cash used in investing activities	(22,450)	(10,020)
Financing activities:
Payment of dividends	(29,235)	(28,500)
Proceeds from issuance of common stock	3,624	7,154
Purchase of treasury stock	(12,309)	—
Principal payments on debt	(42,514)	(42,514)
Debt issuance costs	(961)	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	754	1,075

Net cash used in financing activities	(80,641)	(62,785)
Effect of exchange rate changes on cash	(13,050)	21,497

Net (decrease) increase in cash and cash equivalents	(15,546)	59,138
Cash and cash equivalents, beginning of period	389,971	314,840

Cash and cash equivalents, end of period	$374,425	$373,978

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$15,746	$16,379
Income taxes, net of refunds	19,959	26,695
Acquisitions:
Fair value of assets acquired, net of cash and goodwill	$2,395	$4,624
Liabilities assumed	(583)	(1,446)
Goodwill	1,227	4,792

Net cash paid for acquisitions	$3,039	$7,970

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended April 30, 2012

(Unaudited)

(In thousands, except share and per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2012 and July 3l, 2011, its results of operations for the three and nine months ended April 30, 2012 and 2011, and its cash flows for the nine months ended April 30, 2012 and 2011. The condensed consolidated balance sheet as of July 31, 2011 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

NOTE B — Goodwill and Intangible Assets

In order to better allocate resources to align with sales growth initiatives, the Company reorganized its management reporting structure within the EMEA and Asia-Pacific operating segments. As a result of the reorganization and in accordance with ASC 350, “Intangibles – Goodwill and Other,” the Company’s reporting units for purposes of goodwill impairment testing were updated during the quarter ended April 30, 2012. In the EMEA operating segment, the Emerging Platforms reporting unit was consolidated into the Brady EMEA and Direct Marketing EMEA reporting units. In the Asia-Pacific operating segment, the North/South Asia reporting unit was divided into Brady North/South Asia and Die-Cut Asia. Further, Brady North/South Asia has been aggregated with Australia as part of the Brady Asia reporting unit. There were no changes to the management structure within the Americas operating segment.

The Company performed the required initial (“Step One”) impairment test over the new reporting units by preparing a discounted cash flow model taking into account current projections, estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for the reporting unit. Due to the inherent uncertainty involved in making these estimates, actual results could differ materially from the estimates. The estimated fair value of the reporting units was compared to the carrying amount including goodwill, and the results of the analysis indicated that there was no impairment as a result of the reorganization. Due to the reorganization, the Company has identified six reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis: Brady Americas, Direct Marketing Americas, Brady EMEA, Direct Marketing EMEA, Brady Asia, and Die-Cut Asia.

Prior to the reorganization effective April 1, 2012, the Company had identified seven reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis: Brady Americas, Direct Marketing Americas, Brady Europe, Direct Marketing Europe, Emerging Platforms Europe, North/South Asia, and Australia. The Company’s goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs impairment reviews for its reporting units using the discounted cash flow model and market multiples model, as these methods provide a reasonable and meaningful fair value estimate based on the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company’s current and long-range operating plans. The Company’s estimates can be materially impacted by factors such as significant negative industry or economic trends, disruptions to the Company’s business, competitive forces, or changes in significant customers.

In the quarter ended January 31, 2012, the former North/South Asia reporting unit experienced a sales decline and margin erosion due in large part to a major customer’s loss of market share within the mobile handset industry. The impact of this sales decline was partially offset by additional opportunities within the mobile handset and other computing devices markets, but these sales were achieved at a lower gross margin percentage than was previously realized.

The Company’s plans to fill capacity and absorb overhead with these additional sales opportunities were partially successful; however, increased competition from local competitors drove down unit prices. While the Company continued to capture similar dollar value of sales, the gross margins were less than what was anticipated. The Company placed increased focus on cost reduction and material procurement strategies to reduce cost of goods sold; however, these efforts were not enough to return the reporting unit to previous levels of profitability. Based upon the economic environment within the mobile handset market, management determined that the events were not temporary and gross margins in the mobile handset market were not likely to improve materially in the near term.

Due to the convergence of these events, in connection with a reforecast of expected fiscal 2012 financial results completed during the quarter ended January 31, 2012, the Company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC 350, “Intangibles – Goodwill and Other.” The Company completed the required initial (“Step One”) impairment test for the former North/South Asia reporting unit by preparing a discounted cash flow model taking into account updated projections, estimates and assumptions. These estimates and assumptions primarily included, but are not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for the reporting unit. Due to the inherent uncertainty involved in these estimates, actual results could differ materially from the estimates. The Company evaluated the significant assumptions used to determine the fair value of the reporting unit with the assistance of a third party valuation firm and concluded that they were reasonable.

The estimated fair value of the reporting unit was compared to the carrying amount including goodwill, and the results of the analysis indicated that the former North/South Asia reporting unit was potentially impaired. Therefore, the Company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third party valuation firm. In Step Two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the former North/South Asia reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities was the implied fair value of goodwill. Upon completion of the assessment, the Company recognized a goodwill impairment charge of $115,688 during the quarter ended January 31, 2012.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended April 30, 2012, are as follows:

	Americas	Europe	Asia-Pacific	Total
Balance as of July 31, 2011	$425,578	$171,238	$203,527	$800,343
Current year acquisitions	—	1,227	—	1,227
Translation adjustments	(5,409)	(10,521)	(3,529)	(19,459)
Impairment charge	—	—	(115,688)	(115,688)

Balance as of April 30, 2012	$420,169	$161,944	$84,310	$666,423

Goodwill decreased $133,920 during the nine months ended April 30, 2012. Of the $133,920 decrease, $115,688 was due to the goodwill impairment charge recognized on the former North/South Asia reporting unit, and $19,459 was due to foreign currency translation. The decrease was partially offset by an increase of $1,227 from the acquisition of Grafo Wiremarkers Africa (Proprietary) Limited (“Grafo”) during the third quarter of fiscal 2012. Refer to Note L, “Acquisitions and Divestitures” for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for goodwill and other intangible assets. The net book value of these assets was as follows:

	April 30, 2012				July 31, 2011
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$10,215	$(8,945)	$1,270	5	$9,784	$(8,556)	$1,228
Trademarks and other	7	9,298	(7,156)	2,142	7	9,448	(6,559)	2,849
Customer relationships	7	160,748	(127,764)	32,984	7	165,566	(119,977)	45,589
Non-compete agreements and other	4	15,945	(15,499)	446	4	16,432	(15,760)	672
Unamortized other intangible assets:
Trademarks	N/A	39,418	—	39,418	N/A	39,623	—	39,623

Total		$235,624	$(159,364)	$76,260		$240,853	$(150,892)	$89,961

The value of goodwill and other intangible assets in the Condensed Consolidated Balance Sheet at April 30, 2012, differs from the value assigned to them in the allocation of purchase price due to amortization, impairment charges, and the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar between the date of acquisition and April 30, 2012. The acquisition completed during the nine months ended April 30, 2012, increased the customer relationships by $961. Refer to Note L, “Acquisitions and Divestitures” for further discussion.

Amortization expense on intangible assets was $3,944 and $5,117 for the three-month periods ended April 30, 2012 and 2011, respectively, and $12,102 and $15,387 for the nine-month periods ended April 30, 2012 and 2011, respectively. Annual amortization expense is projected to be $16,205, $10,381, $5,466, $5,128 and $4,058 for the years ending July 31, 2012, 2013, 2014, 2015 and 2016, respectively. The amount of amortization expense recognized in the periods indicated will differ due to acquisitions, divestitures, impairment charges, and the effect of fluctuations in the exchange rates used to translate financial statements into the United States Dollar.

NOTE C — Comprehensive Income (Loss)

Total comprehensive income (loss) for the periods presented was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Net income (loss)	$27,652	$28,589	$(29,570)	$79,069
Unrealized (loss) gain on cash flow hedges	(499)	(315)	1,179	(1,206)
Amortization of (gain) loss on post-retirement medical plans	(391)	(31)	124	(126)
Foreign currency translation adjustments (1)	(3,936)	30,512	(34,769)	60,267

Total comprehensive income (loss)	$22,826	$58,755	$(63,036)	$138,004

(1)	The change in foreign currency translation adjustments for the three and nine months ended April 30, 2012, compared to the same periods in the prior year, was primarily due to a decrease in the exchange rates used to translate the Euro into the United States dollar.

NOTE D — Net Income (Loss) Per Common Share

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Numerator: (in thousands)
Net income (loss)	$27,652	$28,589	$(29,570)	$79,069
Less:
Restricted stock dividends	(57)	(56)	(172)	(168)

Numerator for basic and diluted Class A net income (loss) per share	$27,595	$28,533	$(29,742)	$78,901

Less:
Preferential dividends	—	—	(818)	(820)
Preferential dividends on dilutive stock options	—	—	(5)	(6)

Numerator for basic and diluted Class B net income (loss) per share	$27,595	$28,533	$(30,565)	$78,075

Denominator: (in thousands)
Denominator for basic net income (loss) per share for both Class A and Class B	52,513	52,701	52,539	52,581
Plus: Effect of dilutive stock options	490	636	—	486

Denominator for diluted net income (loss) per share for both Class A and Class B	53,003	53,337	52,539	53,067

Class A Nonvoting Common Stock net income (loss) per share:
Basic	$0.53	$0.54	$(0.57)	$1.50
Diluted	$0.52	$0.54	$(0.57)	$1.49
Class B Voting Common Stock net income (loss) per share:
Basic	$0.53	$0.54	$(0.58)	$1.48
Diluted	$0.52	$0.54	$(0.58)	$1.47

In accordance with ASC 260, “Earnings per Share,” dilutive options for the nine-month period ended April 30, 2012, were not included in the computation of diluted net loss per share since to do so would reduce the calculated loss per share. Options to purchase approximately 3,182,000 and 4,419,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2012, respectively, were not included in the computation of diluted net income (loss) per share because the impact of the inclusion of the options would have been anti-dilutive.

Options to purchase approximately 2,500,000 and 3,100,000 shares of Class A Nonvoting Common Stock for the three and nine months ended April 30, 2011, respectively, were not included in the computation of diluted net income per share because the impact of the inclusion of the options would have been anti-dilutive.

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

The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, EMEA and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.

Intersegment sales and transfers are recorded at cost plus a standard percentage markup. Intercompany profit is eliminated in consolidation. It is impracticable to disclose enterprise-wide revenue from external customers on the basis of product or service because the Company is organized and managed on a geographic basis by region, each of which has its own distinct operations and is managed locally by its own management team.

Following is a summary of segment information for the three and nine months ended April 30, 2012 and 2011:

	Americas	EMEA	Asia-Pacific		Total Region	Corporate and Eliminations	Totals
Three months ended April 30, 2012:
Revenues from external customers	$150,629	$97,938	$83,062		$331,629	$—	$331,629
Intersegment revenues	9,995	747	7,672		18,414	(18,414)	—
Segment profit	38,887	25,571	6,598		71,056	(388)	70,668
Three months ended April 30, 2011:
Revenues from external customers	$149,217	$105,894	$82,785		$337,896	$—	$337,896
Intersegment revenues	9,938	696	5,960		16,594	(16,594)	—
Segment profit	38,292	28,938	9,976		77,206	(3,561)	73,645

Nine months ended April 30, 2012:
Revenues from external customers	$442,896	$290,887	$267,938		$1,001,721	$—	$1,001,721
Intersegment revenues	30,211	2,779	22,435		55,425	(55,425)	—
Segment profit	117,914	78,432	27,635	(1)	223,981	(6,009)	217,972
Nine months ended April 30, 2011:
Revenues from external customers	$431,216	$301,985	$263,292		$996,493	$—	$996,493
Intersegment revenues	30,729	2,209	18,306		51,244	(51,244)	—
Segment profit	108,666	82,165	38,330		229,161	(12,087)	217,074

(1)	The Company recognized a goodwill impairment charge of $115,688 during the quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment, which is excluded from segment profit as presented in the table above. Refer to Note B, “Goodwill and Intangible Assets” for further discussion.

Following is a reconciliation of segment profit to net income (loss) for the three months and nine months ended April 30, 2012 and 2011:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Total profit from reportable segments	$71,056	$77,206	$223,981	$229,161
Corporate and eliminations	(388)	(3,561)	(6,009)	(12,087)
Unallocated amounts:
Administrative costs	(26,275)	(31,563)	(85,999)	(90,534)
Restructuring charges	(3,440)	(1,211)	(3,440)	(6,986)
Impairment charge	—	—	(115,688)	—
Investment and other income	1,110	1,428	1,720	2,892
Interest expense	(4,735)	(5,103)	(14,715)	(16,640)

Income (loss) before income taxes	37,328	37,196	(150)	105,806
Income taxes	(9,676)	(8,607)	(29,420)	(26,737)

Net income (loss)	$27,652	$28,589	$(29,570)	$79,069

NOTE F – Stock-Based Compensation

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

As of April 30, 2012, the Company has reserved 6,776,947 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,950,950 shares of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Compensation expense for performance-based stock options is recorded over the remaining vesting period when the Company determines that it is probable that the performance criteria will be met. Total stock compensation expense recognized by the Company during the three months ended April 30, 2012 and 2011 was $2,102 ($1,282 net of taxes) and $2,527 ($1,541 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2012 and 2011 was $7,592 ($4,631 net of taxes), and $9,396 ($5,732 net of taxes), respectively. As of April 30, 2012, total unrecognized compensation cost related to share-based compensation awards was $16,022 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.

The Company has estimated the fair value of its service-based and performance-based option awards granted during the nine months ended April 30, 2012 and 2011 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine Months Ended April 30, 2012		Nine Months Ended April 30, 2011
Black-Scholes Option Valuation Assumptions	Service-Based Option Awards	Performance- Based Option Awards	Service-Based Option Awards	Performance- Based Option Awards
Expected term (in years)	5.89	6.57	5.91	6.57
Expected volatility	39.41%	39.21%	40.22%	39.39%
Expected dividend yield	2.07%	1.99%	1.94%	1.96%
Risk-free interest rate	1.16%	2.05%	1.65%	2.35%
Weighted-average market value of underlying stock at grant date	$27.05	$29.55	$29.10	$28.43
Weighted-average exercise price	27.05	29.55	29.10	28.35
Weighted-average fair value of options granted during the period	8.42	10.01	9.58	9.87

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

The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. The Company also granted 210,000 shares of performance-based restricted stock during fiscal 2008, with a grant price and fair value of $32.83. As of April 30, 2012, 310,000 performance-based restricted shares were outstanding.

The Company granted 415,000 performance-based stock options during the nine months ended April 30, 2012, with a weighted average exercise price of $29.55 and a weighted average fair value of $10.01. The Company also granted 797,450 service-based stock options during the nine months ended April 30, 2012, with a weighted average exercise price of $27.05 and a weighted average fair value of $8.42.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2011	5,726,017	$29.24
New grants	1,212,450	$27.91
Exercised	(254,357)	$20.15
Forfeited or expired	(217,163)	$32.92

Outstanding at April 30, 2012	6,466,947	$29.22	6.5	$22,069

Exercisable at April 30, 2012	3,848,048	$29.67	5.0	$14,972

There were 3,848,048 and 3,359,215 options exercisable with a weighted average exercise price of $29.67 and $29.70 at April 30, 2012 and 2011, respectively. The cash received from the exercise of options during the quarters ended April 30, 2012 and 2011 was $1,441 and $2,244, respectively. The cash received from the exercise of options during the nine months ended April 30, 2012 and 2011 was $3,624 and $7,154, respectively. The cash received from the tax benefit on stock options exercised during the quarter ended April 30, 2012 and 2011 was $166 and $695, respectively. The cash received from the tax benefit on options exercised during the nine months ended April 30, 2012 and 2011 was $761 and $1,398, respectively.

The total intrinsic value of options exercised during the nine months ended April 30, 2012 and 2011, based upon the average market price at the time of exercise during the period, was $2,987 and $4,907, respectively. The total fair value of stock options vested during the nine months ended April 30, 2012 and 2011, was $8,035 and $6,775, respectively.

NOTE G — Stockholders’ Investment

In fiscal 2009, the Company’s Board of Directors authorized a share repurchase plan for the Company’s Class A Nonvoting Common Stock. The plan was implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase any shares during fiscal 2011. As of July 31, 2011, there remained 204,133 shares to purchase in connection with this share repurchase plan.

On September 9, 2011, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes. During the three months ended October 31, 2011, the Company purchased 457,360 shares of its Class A Nonvoting Common Stock under the plans for $12,309. No shares were repurchased by the Company in the quarters ended January 31, 2012 and April 30, 2012, and there remained 1,746,773 shares to purchase in connection with the 2011 share repurchase plan.

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2012, and July 31, 2011, according to the valuation techniques the Company used to determine their fair values:

	Fair Value Measurements Using Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Values	Balance Sheet Classifications
April 30, 2012:
Trading Securities	$12,759	$—	$—	$12,759	Other assets

Foreign exchange contracts — cash flow hedges	—	181	—	181	Prepaid expenses and other current assets

Foreign exchange contracts — non-designated	—	23	—	23	Prepaid expenses and other current assets

Foreign exchange contracts — net investment hedges	—	—	—	—	Prepaid expenses and other current assets

Total Assets	$12,759	$204	$—	$12,963

Foreign exchange contracts — cash flow hedges	$—	$144	$—	$144	Other current liabilities
Foreign exchange contracts — net investment hedges	—	23	—	23	Other current liabilities
Foreign exchange contracts — non-designated	—	—	—	—	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	99,398	—	99,398	Long term obligations, less current maturities

Total Liabilities	$—	$99,565	$—	$99,565

July 31, 2011:
Trading Securities	$10,897	$—	$—	$10,897	Other assets

Foreign exchange contracts — cash flow hedges	—	16	—	16	Prepaid expenses and other current assets

Foreign exchange contracts — non-designated	—	3	—	3	Prepaid expenses and other current assets

Total Assets	$10,897	$19	$—	$10,916

Foreign exchange contracts — cash flow hedges	$—	$830	$—	$830	Other current liabilities
Foreign exchange contracts — net investment hedges	—	5,295	—	5,295	Other current liabilities
Foreign exchange contracts — non-designated	—	2	—	2	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	107,985	—	107,985	Long term obligations less current maturities

Total Liabilities	$—	$114,112	$—	$114,112

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

There were no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the nine months ended April 30, 2012.

The Company’s financial instruments, other than those presented in the disclosures above, include cash, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments.

The estimated fair value of the Company’s long-term obligations including current maturities, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $363,616 and $416,694 at April 30, 2012 and July 31, 2011, respectively, as compared to the carrying value of $342,076 and $393,178 at April 30, 2012 and July 31, 2011, respectively.

During the nine months ended April 30, 2012, goodwill with a carrying amount of $163,702 in the former North/South Asia reporting unit was written down to its estimated implied fair value of $48,014, resulting in a non-cash impairment charge of $115,688. The implied fair value of goodwill of $48,014 represents a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition. Refer to Note B, “Goodwill and Intangible Assets” for further information regarding the valuation inputs.

During the nine months ended April 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition other than for the acquisition of ID Warehouse, and the divestiture of the Teklynx business. Refer to Note L, “Acquisitions and Divestitures” for further information.

NOTE J — Restructuring

During the three months ended April 30, 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company, as well as the decline in operating results in the Asia die-cut business. As a result of these actions, the Company recorded restructuring charges of $3,440, which consisted of $2,469 of employee separation costs, $458 of fixed asset write-offs, and $513 of other facility closure related costs. Of the $3,440 of restructuring charges recorded during the three months ended April 30, 2012, $1,709 was incurred in the Americas, $1,601 was incurred in EMEA, and $130 was incurred in Asia-Pacific. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other related benefits. The costs related to these restructuring activities have been recorded on the condensed consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.

In fiscal 2009, in response to the global economic downturn, the Company took several measures to address its cost structure. In addition to a company-wide salary freeze and decreased discretionary spending, the Company reduced its workforce by 25%. The Company reduced its workforce through voluntary and involuntary separation programs, voluntary retirement programs, and facility consolidations. The Company continued the execution of its restructuring actions during fiscal 2011. These actions included a reduction in its contract labor and decreased discretionary spending. As a result of these actions, the Company recorded restructuring charges of $1,211 and $6,986 during the three and nine months ended April 30, 2011, respectively. The restructuring charges of $6,986 during the nine months ended April 30, 2011 consisted of $4,531 of employee separation costs, $2,155 of fixed asset write-offs, and $300 of other facility closure related costs and contract termination costs. Of the $6,986 of restructuring charges recorded during the nine months ended April 30, 2011, $4,401 was incurred in the Americas, $2,457 was incurred in Europe, and $128 was incurred in Asia-Pacific.

A reconciliation of the Company’s restructuring activity during the nine months ended April 30, 2012 is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2011	$2,207	$—	$49	$2,256

Restructuring charge	2,469	458	513	3,440
Non-cash write-offs	—	(458)	—	(458)
Cash payments	(2,464)	—	(490)	(2,954)

Ending balance, April 30, 2012	$2,212	$—	$72	$2,284

NOTE K — Derivatives and Hedging Activities

The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 18 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to products purchased in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2012 and July 31, 2011, the notional amount of outstanding forward exchange contracts was $50,999 and $80,807, respectively.

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the three-month or nine-month periods ended April 30, 2012 and 2011.

The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Singapore Dollar, Malaysian Ringgit, Swedish Krona, Japanese Yen, Swiss Franc, and the Korean Won. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At April 30, 2012 and July 31, 2011, unrealized gains of $177 and unrealized losses of $1,535 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings.

At April 30, 2012 and July 31, 2011, the Company had $181 and $16 of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying condensed consolidated balance sheets. At April 30, 2012 and July 31, 2011, the Company had $144 and $830, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2012 and July 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $24,326 and $30,519, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds, U.S. Dollars, and Swiss Franc.

The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investments hedges. During the nine months ended April 30, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. No intercompany loans were designated as net investment hedges as of July 31, 2011. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to hedge portions of the Company’s net investment in Euro-denominated foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Euro-denominated operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income where it offsets gains and losses recorded on the Company’s net investment in Euro-denominated foreign operations. Any ineffective portions are recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the foreign operation. At April 30, 2012, and July 31, 2011, the Company had $23 and $5,295, respectively, of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the accompanying Condensed Consolidated Balance Sheets. At April 30, 2012 and July 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $12,999 and $50,000, respectively, including contracts to sell Euros, Singapore Dollars, and Malaysian Ringgit.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2012		July 31, 2011		April 30, 2012		July 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$181	Prepaid expenses and other current assets	$16	Other current liabilities	$144	Other current liabilities	$830

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$23	Other current liabilities	$5,295

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$99,398	Long term obligations, less current maturities	107,985

Total derivatives designated as hedging instruments		$181		$16		$99,565		$114,110

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$23	Prepaid expenses and other current assets	$3	Other current liabilities	$—	Other current liabilities	$2

Total derivatives not designated as hedging instruments		$23		$3		$—		$2

The pre-tax effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Income consisted of the following:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine months ended April 30,			Nine months ended April 30,			Nine months ended April 30,
	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$177	$(2,210)	Cost of goods sold	$(650)	$(887)	Cost of goods sold	$—	$—

Total	$177	$(2,210)		$(650)	$(887)		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Condensed Consolidated Balance Sheets consisted of the following:

Derivatives in Net Invesment Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine months ended April 30,			Nine months ended April 30,			Nine months ended April 30,
	2012	2011		2012	2011		2012	2011
Foreign currency intercompany debt	$113	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—
Foreign currency denominated debt	8,588	(11,362)	Investment and other income — net	—	—	Investment and other income — net	—	—
Foreign exchange contracts	(1,166)	(14,069)	Investment and other income — net	—	—	Investment and other income — net	—	—

Total	$7,535	$(25,431)		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedge instruments on the Condensed Consolidated Statements of Income consisted of the following:

		Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Nine months ended April 30, 2012	Nine months ended April 30, 2011
Foreign exchange contracts	Other income (expense)	$227	$(953)

Total		$227	$(953)

NOTE L — Acquisitions and Divestitures

In March 2012, the Company acquired Grafo Wiremarkers Africa (Proprietary) Limited (“Grafo”), based in Johannesburg, South Africa for $3,039. Grafo offers a comprehensive range of wire identification products and is the sole distributor in Africa of locally developed Dartag® ABS cablemarkers, and stainless steel ties and tags. Grafo has annual sales of approximately $3,000 and is included in the Company’s EMEA segment. The purchase price allocation resulted in $1,227 assigned to goodwill, and $961 assigned to customer relationships. The amount assigned to the customer relationships is being amortized over seven years. The Company expects the acquisition to provide a base in South Africa where it can further expand its business with the established distributors and customers throughout South Africa and the Southern African Development Community (SADC) countries.

The results of the operations of the acquired business have been included since the respective date of acquisition in the accompanying condensed consolidated financial statements. The Company is continuing to evaluate the initial purchase price allocations for the acquisitions completed within the past 12 months and will adjust the allocations as additional information relative to the fair value of assets and liabilities of the acquired businesses becomes known. Pro-forma information related to the acquisition during the nine months ended April 30, 2012, is not included because the impact on the Company’s consolidated results of operations is considered immaterial.

In November 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia-Pacific segment.

In December 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and EMEA segments. The Company received proceeds of $12,979, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Condensed Consolidated Statement of Income for the nine month period ended April 30, 2011. The divestiture of Teklynx was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core business.

NOTE M — Subsequent Events

In May 2012, the Company acquired Runelandhs Försäljnings AB (“Runelandhs”), based in Kalmar, Sweden for approximately $24,000. Runelandhs is a direct marketer of industrial and office equipment with annual sales of approximately $19,000. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings.

In May 2012, the Company acquired Pervaco AS (“Pervaco”), based in Kjeller, Norway for approximately $12,000. Pervaco is a direct marketer of facility identification products with annual sales of approximately $6,000.

On May 15, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on July 31, 2012, to shareholders of record at the close of business on July 10, 2012.

NOTE N — New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is in the process of determining its method of presentation; however, it does not anticipate the adoption of these updates to have a material impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation processes, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but the carrying amount is on some other basis. This update is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Brady, a Wisconsin corporation, founded in 1914, is an international manufacturer of identification solutions and specialty materials that identify and protect premises, products and people. The Company is organized and managed on a geographic basis by region: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific. Across these regions, the Company conducts three primary businesses: Brady, Direct Marketing and Die-Cut.

Brady Business

Within the Brady business, the primary product categories include:

•	Workplace safety and compliance, which includes facility identification, spill control, lockout/tagout, and software services

•

Product identification, which includes materials and printing systems for product identification, brand protection labeling, tamper-evident labeling, work in process labeling, finished product identification, and bar coding that performs under harsh or demanding conditions

•	Wire identification, which includes handheld printers, wire markers, sleeves, and tags

•	People identification, which includes access control software and products, self-expiring name tags, badges, and lanyards.

Products within the Brady business are sold under the Brady brand through multiple channels, which include distributors, resellers, and a dedicated direct sales force. The Brady business serves customers in many markets, which include industrial manufacturing, electronic manufacturing, chemical, oil, gas, food and beverage, aerospace defense, mass transit, electrical contractors, and telecommunications.

The Brady business provides differentiated, proprietary products, most of which have been internally developed and manufactured. These internally developed products include materials, printing systems, and software.

Direct Marketing Business

Within the Direct Marketing business, the primary product categories include:

•	Workplace safety and compliance, which include informational signs, tags, security and traffic related products, first aid supplies, material handling, asset identification, and regulatory products.

Products within the Direct Marketing business are sold under a variety of brands through multiple channels, which include catalog, on-line, phone, and telemarketing. The Direct Marketing business serves customers in many markets, which include process industries, manufacturers, government, education, construction, and utilities.

The Direct Marketing business consists primarily of stock and customer identification products, and also sells a broad range of related resale products.

Die-Cut Business

Within the Die-Cut business, the primary products include highly customized precision die-cut products used to seal, dissipate heat, insulate, protect, shield, or provide other mechanical performance properties.

Products within the Die-Cut business are sold through a technical direct sales force, and are supported by global strategic account management. The Die-Cut business serves customers in many markets, which include mobile handset, hard disk drive, consumer electronics, other computing devices, as well as products for automotive, and medical.

The Die-Cut business consists of highly engineered customized products, manufactured to specific customer requirements.

The Company believes that its reputation for innovation, commitment to quality and service, and dedicated employees have made it a world leader in the markets it serves. The Company operates in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in New Zealand, Russia, Taiwan, Vietnam, Central Europe, the Middle East, Africa and South America.

Sales for the quarter ended April 30, 2012, decreased 1.9% to $331.6 million, compared to $337.9 million in the same period of fiscal 2011. Organic sales decreased 0.5%, acquisitions increased sales 0.2%, and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar reduced sales 1.6%. Net income for the quarter ended April 30, 2012, was $27.7 million or $0.52 per diluted Class A Nonvoting Common Share, down from net income of $28.6 million, or $0.54 per diluted Class A Nonvoting Common Share reported in the third quarter of last fiscal year.

Sales for the nine months ended April 30, 2012, increased 0.5% to $1,001.7 million, compared to $996.5 million in the same period of fiscal 2011. Organic sales increased 0.4%, divestitures net of acquisitions reduced sales 0.2%, and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar increased sales 0.3%. The net loss for the nine months ended April 30, 2012, was $29.6 million or $0.57 per diluted Class A Nonvoting Common Share, down from net income of $79.1 million, or $1.49 per diluted Class A Nonvoting Common Share reported in the same period of the prior fiscal year. The net loss was a result of a $115.7 million non-cash goodwill impairment charge recorded during the quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Company’s Asia-Pacific reporting segment. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion regarding the goodwill impairment charge.

Results of Operations

The comparability of the operating results for the three and nine months ended April 30, 2012, to the prior year has been impacted by the following acquisitions and divestiture completed in fiscal 2012 and fiscal 2011.

Fiscal 2012

Acquisition	Segment	Date Completed
Grafo	EMEA	March 2012

Fiscal 2011

Acquisition	Segment	Date Completed
ID Warehouse	Asia Pacific	November 2010

Divestiture
Teklynx	Americas EMEA	December 2010

Gross margin as a percentage of sales decreased to 48.3% from 49.6% for the quarter and to 48.0% from 49.3% for the nine months ended April 30, 2012, compared to the same periods of the previous year. The primary driver of the gross margin decline continued to be the Asia-Pacific region, where competition within the die-cut market has been significant.

Research and development (“R&D”) expenses decreased 15.3% to $8.9 million for the quarter and decreased 10.9% to $28.7 million for the nine months ended April 30, 2012, compared to $10.6 million and $32.2 million for the same periods in the prior year, respectively. As a percentage of sales, R&D expenses decreased to 2.7% in the third quarter of fiscal 2012 from 3.1% in the third quarter of fiscal 2011, and declined to 2.9% in the first nine months of fiscal 2012 compared to 3.2% in the first nine months of fiscal 2011. The decline in R&D expenses was primarily due to a decrease in variable incentive compensation for fiscal year 2012 compared to fiscal year 2011, as well as reduced overall R&D spend due to an increased mix of materials projects, which have less development costs than printer and software projects.

Selling, general and administrative (“SG&A”) expenses decreased 7.2% to $106.7 million for the three months ended April 30, 2012, compared to $115.0 million for the same period in the prior year, and decreased 3.6% to $320.5 million for the nine months ended April 30, 2012, compared to $332.4 million for the same period in the prior year. As a percentage of sales, SG&A expenses decreased to 32.2% from 34.0% for the third quarter, primarily due to a pretax reduction of $6.0 million in variable incentive compensation compared to the same period in the prior year. The decrease in SG&A expenses as a percentage of sales to 32.0% from 33.4% for the nine months ended April 30, 2012, compared to the same periods in the prior year, was due to the reduction in variable incentive compensation and the continued focus on reducing SG&A expense through ongoing productivity initiatives. This reduction was partially offset by investments required for growth initiatives.

During the three months ended April 30, 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company, as well as the decline in operating results in the Asia die-cut business. As a result of these actions, the Company recorded restructuring expenses of $3.4 million during the three months ended April 30, 2012, compared to $1.2 million in the same period in the prior year. During the nine months ended April 30, 2012, restructuring expenses decreased to $3.4 million from $7.0 million, compared to the same period in the prior year. The decrease in restructuring expenses for the nine months ended April 30, 2012, was a result of minimal restructuring charges recorded during the first six months of fiscal 2012 compared to the same period of fiscal 2011. Restructuring expenses are expected to continue for the next several quarters.

Investment and other income decreased to $1.1 million from $1.4 million for the three months ended April 30, 2012, compared to the same period in the prior year, and decreased to $1.7 million from $2.9 million for the nine months ended April 30, 2012, compared to the same period in the prior year. The decrease was primarily due to losses on foreign currency exchange.

Interest expense decreased to $4.7 million from $5.1 million for the three months ended April 30, 2012, compared to the same period in the prior year, and decreased to $14.7 million from $16.6 million for the nine months ended April 30, 2012, compared to the same period in the prior year. The decrease was due to the Company’s lower principal balance under its outstanding debt agreements.

The Company’s effective tax rate increased to 25.9% from 23.1% for the quarter and decreased to (196.1%) from 25.3% for the nine months ended April 30, 2012, compared to the same periods in the prior year. The effective tax rate for the nine months ended April 30, 2012, was significantly impacted by the non-deductible former North/South Asia goodwill impairment charge of $115.7 million recognized during the three months ended January 31, 2012. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion. Excluding the goodwill impairment charge, the effective tax rate was 25.5% for the nine months ended April 30, 2012.

Net income for the three months ended April 30, 2012, decreased 3.3% to $27.7 million, compared to $28.6 million for the same quarter of the previous year. Net income as a percentage of sales decreased to 8.3% from 8.5% for the quarter ended April 30, 2012, compared to the same period in the prior year. Net income before restructuring-related expenses for the quarter ended April 30, 2012 was $30.3 million, an increase of 2.7% from $29.5 million for the same period in the prior year. The Company’s net loss was $29.6 million for the nine months ended April 30, 2012, compared to net income of $79.1 million for the nine months ended April 30, 2011. The Company’s net loss before restructuring-related expenses for the nine months ended April 30, 2012, was $26.9 million, a decrease from net income before restructuring-related expenses of $84.1 million in the same period of the prior year. The net loss was a result of the goodwill impairment charge of $115.7 million recorded during the three months ended January 31, 2012. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion. Net income before the impairment charge and restructuring charges was $88.8 million for the nine months ended April 30, 2012, compared to $84.1 million for the same period in the prior year.

Business Segment Operating Results

The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, EMEA and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.

Following is a summary of segment information for the three and nine months ended April 30, 2012 and 2011:

(Dollars in thousands)	Americas	EMEA	Asia- Pacific	Total Regions	Corporate and Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2012	$150,629	$97,938	$83,062	$331,629	$—	$331,629
April 30, 2011	$149,217	$105,894	$82,785	$337,896	$—	$337,896
Nine months ended:
April 30, 2012	$442,896	$290,887	$267,938	$1,001,721	$—	$1,001,721
April 30, 2011	$431,216	$301,985	$263,292	$996,493	$—	$996,493
SALES INFORMATION
Three months ended April 30, 2012
Organic	1.9%	(3.3)%	(1.2)%	(0.5)%	—	(0.5)%
Currency	(0.9)%	(4.7)%	1.5%	(1.6)%	—	(1.6)%
Acquisitions/Divestitures	0.0%	0.5%	0.0%	0.2%	—	0.2%

Total	1.0%	(7.5)%	0.3%	(1.9)%	—	(1.9)%
Nine months ended April 30, 2012
Organic	3.5%	(2.0)%	(1.9)%	0.4%	—	0.4%
Currency	(0.5)%	(1.1)%	3.0%	0.3%	—	0.3%
Acquisitions/Divestitures	(0.3)%	(0.6)%	0.7%	(0.2)%	—	(0.2)%

Total	2.7%	(3.7)%	1.8%	0.5%	—	0.5%
SEGMENT PROFIT
Three months ended:
April 30, 2012	$38,887	$25,571	$6,598	$71,056	$(388)	$70,668
April 30, 2011	$38,292	$28,938	$9,976	$77,206	$(3,561)	$73,645
Percentage increase (decrease)	1.6%	(11.6)%	(33.9)%	(8.0)%		(4.0)%
Nine months ended:
April 30, 2012	$117,914	$78,432	$27,635 (1)	$223,981	$(6,009)	$217,972
April 30, 2011	$108,666	$82,165	$38,330	$229,161	$(12,087)	$217,074
Percentage increase (decrease)	8.5%	(4.5)%	(27.9)%	(2.3)%		0.4%

(1)	The Company recognized a goodwill impairment charge of $115.7 million during the quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment, which is excluded from segment profit as presented in the table above. Refer to Note B, “Goodwill and Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further discussion.

NET INCOME RECONCILIATION

	Three months ended: April 30,		Nine months ended: April 30,
(Dollars in thousands)	2012	2011	2012	2011
Total profit from reportable segments	$71,056	$77,206	$223,981	$229,161
Corporate and eliminations	(388)	(3,561)	(6,009)	(12,087)
Unallocated amounts:
Administrative costs	(26,275)	(31,563)	(85,999)	(90,534)
Restructuring charges	(3,440)	(1,211)	(3,440)	(6,986)
Impairment charge	—	—	(115,688)	—
Investment and other income	1,110	1,428	1,720	2,892
Interest expense	(4,735)	(5,103)	(14,715)	(16,640)

Income (loss) before income taxes	37,328	37,196	(150)	105,806
Income taxes	(9,676)	(8,607)	(29,420)	(26,737)

Net income (loss)	$27,652	$28,589	$(29,570)	$79,069

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

Americas:

Americas sales increased 1.0% to $150.6 million for the quarter and increased 2.7% to $442.9 million for the nine months ended April 30, 2012, compared to $149.2 million and $431.2 million, respectively, for the same periods in the prior year. Organic sales increased 1.9% and 3.5% during the quarter and nine-month periods, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 0.9% in the quarter, and 0.5% in the nine-month period. The decrease in sales resulting from the fiscal year 2011 divestiture of Teklynx was 0.3% in the nine-month period, and did not have an impact on the quarter ended April 30, 2012.

The increase in organic sales of 1.9% for the quarter and 3.5% for the nine-month period were driven primarily by the Brady business in the United States through new proprietary product launches and increased customer demand within the electrical and data communication markets. The strong Brady business sales growth was partially offset by a sales decline within the direct marketing business within the regulatory publishing products market.

Segment profit increased 1.6% to $38.9 million from $38.3 million for the quarter, and increased 8.5% to $117.9 million from $108.7 million for the nine months ended April 30, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 25.8% from 25.7% for the quarter, and increased to 26.6% from 25.2% for the nine months ended April 30, 2012, compared to the same periods in the prior year.

The profit improvement for the quarter and nine-month periods ended April 30, 2012, was driven by an improved gross margin due to selected price increases that went into effect at the beginning of fiscal year 2012, along with increased productivity within the selling expense structure. The actions taken to reduce selling expenses were focused on improving the productivity and processes of inside sales, field sales, and inquiry management.

EMEA:

EMEA sales decreased 7.5% to $97.9 million for the quarter and 3.7% to $290.9 million for the nine months ended April 30, 2012, compared to $105.9 million and $302.0 million, respectively, for the same periods in the prior year. Organic sales decreased 3.3% and 2.0% for the quarter and nine-month periods, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 4.7% in the quarter, and 1.1% in the nine-month period. The acquisition of Grafo increased segment sales by 0.5% during the quarter ended April 30, 2012, compared to the same period in the prior year. The acquisition of Grafo net of the fiscal 2011 divestiture of Teklynx decreased segment sales by 0.6% during the nine months ended April 30, 2012, compared to the same period in the prior year.

The decrease in organic sales of 3.3% in the quarter ended April 30, 2012, was primarily due to the current economic uncertainty in Europe, compared to the relative stability in the European economy in the same period of the prior year. Specifically, businesses in the U.K., Spain and Italy experienced sales declines driven by the difficult economic circumstances. The organic sales decline was shared between the direct marketing and Brady businesses throughout the segment. Sales increased by 0.5% due to the acquisition of Grafo, a supplier of wire-marking products that enabled geographic expansion into South Africa.

Segment profit decreased 11.6% to $25.6 million from $28.9 million for the quarter, and decreased 4.5% to $78.4 million from $82.2 million for the nine months ended April 30, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 27.0% from 27.3% for the quarter and decreased to 27.0% from 27.2% for the nine months ended April 30, 2012, compared to the same periods in the prior year.

The decrease in segment profit for the quarter and nine-month period ended April 30, 2012 was primarily due to the organic sales decline. The macroeconomic slowdown in Europe is difficult and trending downwards. During the quarter ended April 30, 2012, approximately one-half of the Company’s restructuring charges related to the European die-cut business. The Company has reallocated resources within countries in order to focus on growing markets within the Middle East and Central Europe.

Asia-Pacific:

Asia-Pacific sales increased 0.3% to $83.1 million from $82.8 million for the quarter, and increased 1.8% to $267.9 million from $263.3 million for the nine months ended April 30, 2012, compared to the same periods in the prior year. Organic sales decreased 1.2% and 1.9% during the quarter and nine-month periods, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a positive impact on sales of 1.5% in the quarter, and 3.0% in the nine-month period. Segment sales increased 0.7% during the nine months ended April 30, 2012, due to the fiscal 2011 acquisition of ID Warehouse, which had no incremental effect on sales for the quarter ended April 30, 2012.

The decrease in organic sales for the quarter and the year ended April 30, 2012, was primarily due to weak sales within the die-cut business, as sales to one of the Company’s largest customers have declined significantly as a result of the customer’s loss of market share. During the quarter ended April 30, 2012, the sales decline was partially offset by the timing of the Chinese New Year, which increased sales by approximately $5.0 million during the second quarter of fiscal 2012 compared to the same period in the prior year.

Segment profit decreased 33.9% to $6.6 million from $10.0 million for the quarter, and decreased 27.9% to $27.6 million from $38.3 million for the nine months ended April 30, 2012, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 7.9% from 12.1% in the quarter, and decreased to 10.3% from 14.6% for the nine-month period, compared to the same periods in the prior year.

The decrease in segment profit for the quarter and nine-month period ended April 30, 2012, was primarily due to increased competition and declines in sales to the Company’s largest die-cut customer as a result of their market share decline. The reduction in segment profit associated with the die-cut business was partially offset by margin improvement and mix impact from the growing and more profitable Australian businesses.

In addition to the factors described above, the nine months ended April 30, 2012 were negatively impacted by the residual effects of the Thailand flood through delayed product launches and lower absorption of fixed costs within the segment. Losses caused by the flooding are expected to be partially covered by property and business interruption insurance. The timing of the insurance recoveries could fall into subsequent periods beyond fiscal year 2012.

Financial Condition

Cash and cash equivalents were $374.4 million at April 30, 2012 and $390.0 million at July 31, 2011, a decline of $15.5 million as summarized below:

	Nine months ended: April 30,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$100,595	$110,446
Investing activities	(22,450)	(10,020)
Financing activities	(80,641)	(62,785)
Effect of exchange rate changes on cash	(13,050)	21,497

Net (decrease) increase in cash and cash equivalents	$(15,546)	$59,138

Net cash provided by operating activities was $100.6 million for the nine months ended April 30, 2012, a decrease of $9.8 million from cash provided by operating activities of $110.4 million for the nine months ended April 30, 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. The decrease in cash flows from operating activities during the nine months ended April 30, 2012, compared to the same period of the prior year was primarily due to a decrease in accounts payable and an increase in inventory levels.

Net cash used in investing activities was $22.5 million for the nine months ended April 30, 2012, an increase of $12.5 million from cash used in investing activities of $10.0 million for the nine months ended April 30, 2011. The increase in cash used in investing activities for the nine months ended April 30, 2012, was primarily a result of the comparison to the prior year divestiture of Teklynx, which generated $13.0 million in cash from the sale transaction. Capital expenditures were $14.5 million for the nine months ended April 30, 2012, compared to $13.7 million in the same period last year and $20.5 million during the twelve months ended July 31, 2011. The Company expects capital expenditures of approximately $20.0 million for the year ending July 31, 2012.

Net cash used in financing activities was $80.6 million for the nine months ended April 30, 2012, an increase of $17.8 million from cash used in financing activities of $62.8 million during the nine months ended April 30, 2011. The change was primarily due to $12.3 million used to repurchase common shares during the nine months ended April 30, 2012 compared to the same period of the prior year.

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

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The revolving loan agreement dated February 1, 2012, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2012, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.5 to 1.0 and the interest expense coverage ratio equal to 11.3 to 1.0.

Long-term obligations, less current obligations, as a percentage of long-term obligations, less current obligations, plus stockholders’ investment were 20.9% at April 30, 2012 and 22.3% at July 31, 2011. Long-term obligations decreased by $51.1 million from July 31, 2011 to April 30, 2012, which was primarily due to the $42.5 million debt principal payments made during the nine months ended April 30, 2012. The remaining decrease of $8.6 million from July 31, 2011 to April 30, 2012, was due to the positive impact of foreign currency translation on the Company’s Euro-denominated debt.

Stockholders’ investment decreased $92.6 million during the nine months ended April 30, 2012, as a result of the Company’s net loss of $29.6 million, as well as the decrease in accumulated other comprehensive income of $33.5 million due to the impact of foreign currency translation, and the payment of dividends on Class A and Class B Common Stock of $27.3 million and $1.9 million, respectively.

The Company’s cash balances are generated and held in numerous locations throughout the world. At April 30, 2012 and July 31, 2011, approximately 68% and 69% of the Company’s cash and cash equivalents were held outside the United States, respectively. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

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

Related-Party Transactions — The Company evaluated its affiliated party transactions for the period ended April 30, 2012. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

Subsequent Events Affecting Financial Condition

In May 2012, the Company acquired Runelandhs Försäljnings AB (“Runelandhs”), based in Kalmar, Sweden for $23.9 million. Runelandhs is a direct marketer of industrial and office equipment with annual sales of approximately $19.0 million. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings.

In May 2012, the Company acquired Pervaco AS (“Pervaco”), based in Kjeller, Norway for $12.2 million. Pervaco is a direct marketer of facility identification products with annual sales of approximately $6.0 million.

On May 15, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.185 per share payable on July 31, 2012 to shareholders of record at the close of business on July 10, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2011. There has been no material change in this information since July 31, 2011.

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

SIGNATURES

BRADY CORPORATION

Date: June 5, 2012	/s/ Frank M. Jaehnert

Frank M. Jaehnert
President & Chief Executive Officer

Date: June 5, 2012	/s/ Thomas J. Felmer

Thomas J. Felmer
Senior Vice President & Chief Financial Officer (Principal Financial Officer)