Form 10-K
period 2012-07-31
BRADY CORP
filed 2012-09-27
CIK 746598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2012, was approximately $1,441,914,982 based on closing sale price of $32.37 per share on that date as reported for the New York Stock Exchange. As of September 20, 2012, there were 47,406,559 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I

Item 1. Business

(a) General Development of Business

Brady Corporation (“Brady,” “Company,” “we,” “us,” “our”) was incorporated under the laws of the state of Wisconsin in 1914. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600.

Brady Corporation is an international manufacturer of identification solutions and specialty materials that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized, and diverse products for use in various applications, along with a commitment to quality and service, a global footprint and multiple sales channels, have made Brady a world leader in many of its markets.

The Company’s primary objective is to build upon its leading market position and increase shareholder value by leveraging competitive strengths including:

•	Global leadership position in niche markets

•	Innovation advantage — Internally developed products drive growth and help sustain gross profit margins

•	Operational excellence — Continuous productivity improvement through global sourcing, the Brady Business Performance System (“BBPS”), and SG&A effectiveness programs

•	Disciplined acquisition process

(b) Financial Information About Industry Segments

The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.

(c) Narrative Description of Business

Overview

The Company is organized and managed on a geographic basis within three regions: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific, which are the reportable segments. Below is a summary of sales by reportable segments in the fiscal years ended July 31:

	2012	2011	2010
Americas	45%	43%	44%
EMEA	29%	30%	30%
Asia-Pacific	26%	27%	26%

Total	100%	100%	100%

Across these regions, the Company operates three primary business platforms: Identification Solutions (“ID Solutions”), Direct Marketing and Die-Cut. The ID Solutions business platform was referred to as the Brady business in prior filings. Below is a summary of sales by business in the fiscal years ended July 31:

	2012	2011	2010
ID Solutions	56%	55%	54%
Direct Marketing	27%	27%	27%
Die-Cut	17%	18%	19%

Total	100%	100%	100%

ID Solutions

Within the ID Solutions platform, the primary product categories include:

•	Workplace safety and compliance, which includes facility identification, labeling systems, spill control, lockout/tagout, and software services

•

Product identification, which includes materials and printing systems for product identification, brand protection labeling, work in process labeling, finished product identification, and bar coding that performs under a variety of harsh or demanding conditions

•	Wire identification, which includes handheld printers, wire markers, sleeves, and tags

•	People identification, which includes self-expiring name tags, badges, lanyards, and access control software and products

Approximately 75% of ID Solutions products are sold under the Brady brand. Safety and facility identification products are also marketed under the Safety Signs Service brand, with some lockout/tagout products offered under the Scafftag brands. In the United States, identification products for the utility industry are marketed under the Electromark brand, and spill-control products are marketed under the Sorbent Products Company brand; security and identification badges and systems are included in the Temtec, B.I.G., Identicard/Identicam, STOPware, J.A.M. Plastics, PromoVision, and Brady People ID brands; wire identification products are marketed under the Modernotecnica brand in Italy and the Carroll brand in Australia; hand-held regulatory documentation systems are available under the Tiscor brand, and custom labels and nameplates are available under the Stickolor brand in Brazil.

The ID Solutions platform offers high quality products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, mail-order-catalog marketing, and electronic access through e-commerce. The business’ sales force partners with end-users and distributors providing technical application and product expertise.

The ID Solutions platform serves customers in many markets, which include industrial manufacturing, electronic manufacturing, chemical, oil, gas, food and beverage, aerospace, defense, mass transit, electrical contractors, and telecommunications, among others.

The ID Solutions platform provides differentiated, proprietary products, many which have been internally developed and manufactured. These internally developed products include materials, printing systems, and software. Brady competes for business principally on the basis of production capabilities, engineering, research and development capabilities, materials expertise, global account management where needed, customer service, product quality and price. Competition in many of its product markets is highly fragmented, ranging from smaller companies offering only one or a few types of products, to some of the world’s major adhesive and electrical product companies offering some competing products as part of their overall product lines.

Direct Marketing

Within the Direct Marketing business platform, the primary product categories include workplace safety and compliance products, which include informational signs, tags, security and traffic related products, first aid supplies, material handling, asset identification, safety and facility identification, and regulatory products.

Products within the Direct Marketing platform are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Safetyshop, Clement and Personnel Concepts brands; spill-control products under the D.A.W.G. brand; and first aid supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands.

The Direct Marketing platform markets and sells products through multiple channels, which include catalog, telemarketing and e-commerce. The business serves customers in many markets, which include process industries, manufacturers, government, education, construction, and utilities.

The Direct Marketing platform manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, many of our competitors were experts in direct marketing, often with varying product niches. However, the competitive landscape is changing with the evolution of e-commerce channels. The barriers to entry are evolving with internet technology replacing direct marketing catalog expertise. A consequence of this shift is price transparency, as prices on commodity products can be easily compared. Dynamic pricing capabilities and an enhanced customer experience are critical to convert customers from traditional catalog channels to the internet.

Die-Cut

Within the Die-Cut business platform, the primary products include customized precision die-cut products used to seal, dissipate heat, insulate, protect, shield, or provide other mechanical performance properties.

Products within the Die-Cut platform are sold primarily under the Brady brand, with some European business marketed as Balkhausen products. The business sells through a technical direct sales force, and is supported by global strategic account management. The Die-Cut platform serves customers in many markets, which include mobile handset, hard disk drive, consumer electronics, other computing devices, as well as products for the automotive and medical equipment markets.

The Die-Cut platform consists of engineered customized products, manufactured to specific customer requirements. The market for die-cut components is cyclical and can be volatile as it is driven by rapidly changing consumer demand, in addition to being highly price competitive. As products containing die-cut parts (mobile phones, disk drives, and other electronics) change rapidly, programs earned are often short-lived, and business must be rebid with each new program. Brady competes for business principally on the basis of price, production capabilities, engineering, global footprint, and global account management. Competitors include global die-cut and label converters, local low-cost manufacturers, and device manufacturers looking to vertically integrate (shorten supply chain).

Research and Development

The Company focuses research and development efforts on material development, printing systems design and software development. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications. The Company’s research and development team also supports production and marketing efforts by providing application and technical expertise.

The Company owns patents and trademarks relating to certain products in the United States and internationally. Although the Company believes that patents are a significant factor in maintaining market position for certain products, technology in the areas covered by many of the patents continues to evolve and may limit the value of such patents. The Company’s business is not dependent on any single patent or group of patents. Patents applicable to specific products extend for up to 20 years according to the date of patent application filing or patent grant, depending upon the legal term of patents in the various countries where patent protection is obtained. The Company’s trademarks are valid ten years from the date of registration, and are typically renewed on an ongoing basis.

The Company spent approximately $38.4 million, $43.0 million, and $42.6 million during the fiscal years ended July 31, 2012, 2011, and 2010, respectively, on its research and development activities. The reduction in R&D spending in 2012 was primarily due to reductions in variable compensation in addition to cost reduction actions within the Asia-Pacific region. Research and development creates a competitive advantage for the Company that enables long-term sales growth and gross margin improvement. Consistent with fiscal 2011, approximately 220 employees were engaged in research and development activities for the Company in fiscal 2012.

Operations

The materials used in the products manufactured consist primarily of plastic sheets and films, paper, metal and metal foil, cloth, fiberglass, polypropylene, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, solvents and electronic components and subassemblies. The Company has a coating facility that manufactures bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.

The Company purchases raw materials, components and finished products from many suppliers. Overall, the Company is not dependent upon any single supplier for its most critical base materials or components; however, the Company has chosen in certain situations to sole source materials, components or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but generally these disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of a critical materials or components, the financial impact could be significant. The Company currently operates 56 manufacturing or distribution facilities globally.

The Company carries working capital mainly related to accounts receivable and inventory. Inventory consists of raw materials, work in process and finished goods. Generally, custom products are made to order while an on-hand quantity of stock products is maintained to provide customers immediate delivery of stock products. Normal and customary payment terms range from net 30 to 90 days from date of invoice and varies by region.

The Company has a broad customer base, and no individual customer is 5% or more of total net sales. Sales to government markets represent a non-material amount of the business.

Average delivery time for the Company’s orders varies from same-day delivery to one month, depending on the type of product, customer request or demand, and whether the product is stock or custom-designed and manufactured. The Company’s backlog is not material, does not provide much visibility for future business, and is not pertinent to an understanding of the business.

Environment

Compliance with federal, state and local environmental protection laws during fiscal 2012 had no material effect upon the Company’s business, financial condition or results of operations.

Employees

As of September 20, 2012, the Company employed approximately 6,900 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.

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

Item 1A. Risk Factors

Investors should carefully consider the risks set forth below and all other information contained in this report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risk and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial conditions.

Deterioration of or instability in the global economy and financial markets may adversely affect our business and financial statements.

Our business and operating results have been and will continue to be affected by global economic conditions. When global economic conditions deteriorate or economic uncertainty continues, customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. In particular, the European debt crisis and the instability and uncertainty relating to the Euro could adversely impact our financial results. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers may have a material effect on our results of operations, liquidity and financial conditions.

E-commerce increases price transparency and may adversely affect our business and financial statements.

A portion of our Direct Marketing business platform is transitioning from traditional channels to e-commerce. Historically, competitors were experts in direct marketing database management. The competitive landscape is changing with the evolution of e-commerce. The barriers to entry are changing with internet technology replacing some traditional catalog direct marketing expertise, and a consequence of this shift is such that prices on some commodity products can be easily compared by the customer. Approximately one-fourth of our sales are derived from our Direct Marketing platform, and this shift toward increased price transparency could adversely impact our results of operations.

Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our financial results.

Numerous factors may affect the demand for our products including:

•

Cyclical demands of the end user marketplace. These markets include, but are not limited to, mobile telecommunication devices, hard disk drives, and electronics in personal computers and other electronic devices.

•	Future financial performance of major markets served

•	Consolidation in the marketplace, allowing competitors and customers to be more efficient and more price competitive

•	Future competitors entering the marketplace

•	Large customer market share fluctuations

•	Ever decreasing product life cycles

•	Changes in customer preferences

•	Declines in general economic conditions

If any of these factors occur, the demand for our products could suffer, and this would adversely affect our results of operations.

Price reductions or additional costs may need to be incurred to remain competitive in certain markets, which would have a negative impact on profitability.

We face substantial competition throughout our entire business, but particularly in the Die-Cut business platform. Competition may force us to cut prices or incur additional costs to remain competitive. We compete on the basis of price, production capabilities, engineering, global footprint, and global account management. Present or future competitors may have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put us at a disadvantage in the affected business by threatening our market share or reducing our profit margins. Additionally, throughout our global business, distributors and customers may seek lower cost sourcing opportunities, which could result in a loss of business that may adversely impact results of operations, cash flows, and liquidity.

A large customer loss could significantly affect results of operations, cash flows, and liquidity.

While we have a broad customer base and no individual customer represents 5% or more of total sales, several of our large customers in the Die-Cut platform together comprise a significant portion of our sales. Additionally, we conduct business with several large distribution companies. Our dependence on these large customers makes relationships with them important. We cannot guarantee that these relationships will be retained in the future. Because these large customers account for a significant portion of sales, they may possess a greater capacity to negotiate reduced prices. If we are unable to provide products to our customers at the quality and prices acceptable to them or to adapt to technological changes, some of our customers may shift their business to competitors or may substitute another manufacturer’s products. If one of the large customers consolidates, is acquired, or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large customers could have a material impact on our financial condition, results of operations, cash flows, and liquidity.

The global nature of our business exposes us to foreign currency fluctuations that could adversely affect sales, profits, and cash balances.

The majority of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency, which could result in unfavorable translation effects on sales, profits, and cash balances.

International operations are subject to various U.S. or country-specific regulations which could adversely affect our financial statements.

Our operations are subject to the risks of doing business abroad, including the following:

•	Delays or disruptions in product deliveries and payments in connection with international manufacturing and sales

•	Political and economic instability and disruptions

•	Imposition of duties and tariffs

•	Import and export controls

•	Changes in governmental policies and business environments

•	Disadvantages from competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA)

•	Local labor market conditions

•	Current and changing regulatory environments

•	Potentially adverse tax consequences, including repatriation of profits

•	Stability of the Euro and its ability to serve as a single currency for a variety of countries

These events could have an adverse effect on our operations by reducing the demand, decreasing prices, or increasing costs for our products, which would adversely affect our financial condition or operating results.

Failure to develop new products or lack of acceptance of new products could adversely impact our business and financial statements.

Development of proprietary products is a driver of core growth and reasonable gross profit margins both currently and in the future. Therefore, we must continue to develop new and innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to make innovations, if we launch products with quality problems, or if the market does not accept our new products, then our financial condition, results of operations, cash flows, and liquidity could be adversely affected. We continue to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by the market. Failure to develop successful new products may also cause customers to buy from a competitor or may cause us to lower our prices in order to compete. This could have an adverse impact on profitability.

Inability to identify, complete and integrate acquisitions may adversely impact our business and financial statements.

Our historical growth has included, and our future growth strategy includes making acquisitions. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies in our target markets, economic conditions, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.

Additionally, as we grow through acquisitions, we will continue to place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance and administrative operations, which could decrease the time available to serve and attract customers. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the financial or operational success expected from the acquisitions. Our financial condition, cash flows, and operational results could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the newly acquired businesses.

Failure to successfully complete restructuring plans may adversely impact the financial statements.

We continue to implement measures to address our cost structure. Successful implementation of such initiatives is critical to our future competitiveness and to improve profitability. Further actions to reduce our cost structure and the charges related to these actions may have a material effect on our results of operations and financial condition.

Failure to comply with laws and regulations could adversely affect our financial condition, results of operations, cash flows, and reputation.

We are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

•	Regulations relating to climate change, air emissions, wastewater discharges, handling and disposal of hazardous materials and wastes

•	Regulations relating to health, safety and the protection of the environment

•	Specific country regulations where product is manufactured or sold

•	Import, export and economic sanction laws

•

Laws and regulations that apply to companies doing business with the government, audit for compliance with requirements of government contracts including procurement integrity, export control, employment practices, and the accuracy of records and recording of costs

Further, these laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, and could damage our reputation.

Computer systems and technology may be susceptible to cyber threats which could adversely impact the financial statements.

Our exposure to cyber-security threats is growing as we expand and increase our reliance on computers and digital technologies. Our business employs systems and websites designed for the secure storage and transmission of proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Failure to meet certain financial covenants required by our debt agreements may adversely affect our assets, financial position, cash flows, and liquidity.

As of July 31, 2012, we had approximately $316.2 million in outstanding indebtedness. In addition, based on the availability under our credit facilities as of July 31, 2012, we had the ability to incur an additional $300.0 million under our revolving credit agreement. Our current revolving credit agreement and long-term debt obligations also impose certain restrictions on us. Refer to the MD&A within Item 7 for more information regarding our credit agreement and long-term debt obligations. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then, subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition.

An increase in the level of debt could adversely affect our financial health.

An increase in our level of debt, which historically has occurred in order to finance acquisitions and for other general corporate purposes, could adversely impact: obligations under existing debt agreements; ability to obtain additional financing for future growth; future interest rates; cash flows available to fund new product development; capital expenditures; working capital and other general corporate activities; and our flexibility in planning and reacting to changes in the business.

Goodwill or other intangible assets may become impaired, which may negatively impact profitability.

We have goodwill of $676.8 million and other intangible assets of $84.1 million as of July 31, 2012, which represents 47% of our total assets. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis or more frequently if impairment indicators are present based upon the expected future cash flows of the respective assets. These valuations include management’s estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve forecasted sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.

Changes in tax legislation or tax rates could adversely affect results of operations and financial statements. Additionally, audits by taxing authorities could result in tax payments for prior periods.

We are subject to income taxes in the U.S. and in many non-U.S. jurisdictions. As such, our earnings are subject to risk due to changing tax laws and tax rates around the world. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. While it is impossible for us to predict whether some or all of these proposals will be enacted, it is likely would have an impact on our earnings.

Our tax filings are subject to audit by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments different from our reserves, our future net earnings may be adversely impacted.

We review the probability of the realization of our deferred tax assets on a quarterly basis based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and foreign jurisdictions, or changes in our geographic footprint may require changes in the valuation allowances in order to reduce our deferred tax assets. Such changes could result in a material impact on earnings.

Our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions. This could result in material expenses in the period in which the transactions occur.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently operates 56 manufacturing or distribution facilities in the following regions:

Americas: Eleven are located in the United States; three in Brazil, two in Mexico; and one in Canada.

EMEA: Four each located in the United Kingdom, Belgium, and Germany; three in France; two each in Norway and Sweden, and one each in the Netherlands, Denmark, Italy, Poland, and South Africa.

Asia-Pacific: Seven are located in China; two in Australia; and one each in Japan, Thailand, Singapore, India, South Korea, and Malaysia.

The Company leases the majority of its operating facilities under operating lease agreements. The Company believes that its equipment and facilities are modern, well maintained, and adequate for present needs.

Item 3. Legal Proceedings

The Company is, and may in the future be, party to litigation arising in the normal course of business. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material effect on the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

Not applicable.

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

Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2012		2011		2010
	High	Low	High	Low	High	Low
4th Quarter	$31.28	$25.15	$38.49	$29.60	$34.75	$24.37
3rd Quarter	$34.37	$29.41	$37.71	$33.37	$35.28	$27.19
2nd Quarter	$34.40	$27.09	$33.78	$30.83	$31.22	$26.77
1st Quarter	$32.24	$24.73	$31.33	$25.35	$33.06	$27.08

There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders

As of September 17, 2012, there were 901 Class A Common Stock shareholders of record and approximately 6,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities

On September 9, 2011, the Company’s Board of Directors authorized a share repurchase program for up to two million shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. During the three months ended July 31, 2012, the Company purchased 1,411,833 shares of its Class A Nonvoting Common Stock under this plan for $37.6 million. As of July 31, 2012, there remained 334,940 shares to purchase in connection with this share repurchase plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended July 31, 2012:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
May 1, 2012 – May 31, 2012	—	$—	—	1,746,773
June 1, 2012 – June 30, 2012	586,833	$27.25	586,833	1,159,940
July 1, 2012 – July 31, 2012	825,000	$26.22	825,000	334,940

Total	1,411,833	$26.65	1,411,833	334,940

(d)	Dividends

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

During the two most recent fiscal years and for the first quarter of fiscal 2013, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2013	2012				2011
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.19	$0.185	$0.185	$0.185	$0.185	$0.18	$0.18	$0.18	$0.18
Class B	0.17335	0.16835	0.185	0.185	0.185	0.16335	0.18	0.18	0.18

(e)	Common Stock Price Performance Graph

The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2007, in each of Brady Corporation Class A Common Stock, The Standard & Poor’s (S&P) 500 index, the Standard and Poor’s SmallCap 600 index, and the Russell 2000 index.

Comparison of 5 Year Cumulative Total Return*

Among Brady Corporation, The S&P 500 Index,

The S&P SmallCap 600 Index and The Russell 2000 Index

*	$100 invested on 7/31/07 in stock or index—including reinvestment of dividends. Fiscal year ended July 31.

	7/31/2007	7/31/2008	7/31/2009	7/31/2010	7/31/2011	7/31/2012
Brady Corporation	100.00	106.65	87.90	85.12	99.72	91.60
S&P 500 Index	100.00	88.91	71.16	81.01	96.93	105.78
S&P SmallCap 600 Index	100.00	91.72	74.05	88.25	110.06	114.45
Russell 2000 Index	100.00	93.29	73.94	87.58	108.52	108.72

Copyright (C) 2012, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA

Years Ended July 31, 2008 through 2012

	2012	2011	2010	2009	2008
Operating Data (1)
Net Sales	$1,324,269	$1,339,597	$1,259,096	$1,208,702	$1,523,016
Gross Margin	636,306	656,196	623,297	577,583	744,195
Operating Expenses:
Research and development	38,440	43,001	42,621	34,181	40,607
Selling, general and administrative	430,310	441,815	435,906	397,180	495,904
Restructuring charges (2)	12,110	9,188	15,314	25,849	—
Impairment charge (3)	115,688	—	—	—	—

Total operating expenses	596,548	494,004	493,841	457,210	536,511

Operating Income	39,758	162,192	129,456	120,373	207,684
Other Income (Expense):
Investment and other income—net	2,082	3,990	1,168	1,800	4,888
Interest expense	(19,090)	(22,124)	(21,222)	(24,901)	(26,385)

Net other expense	(17,008)	(18,134)	(20,054)	(23,101)	(21,497)

Income before income taxes	22,750	144,058	109,402	97,272	186,187
Income Taxes	40,661	35,406	27,446	27,150	53,999

Net (Loss) Income	$(17,911)	$108,652	$81,956	$70,122	$132,188

Net (Loss) Income Per Common Share— (Diluted):
Class A nonvoting	$(0.35)	$2.04	$1.55	$1.32	$2.41
Class B voting	$(0.35)	$2.03	$1.53	$1.31	$2.39
Cash Dividends on:
Class A common stock	$0.74	$0.72	$0.70	$0.68	$0.60
Class B common stock	$0.72	$0.70	$0.68	$0.66	$0.58
Balance Sheet at July 31:
Working capital	$383,836	$456,406	$375,184	$286,955	$390,524
Total assets	1,607,719	1,861,505	1,746,231	1,583,267	1,850,513
Long-term obligations, less current maturities	254,944	331,914	382,940	346,457	457,143
Stockholders’ investment	1,009,353	1,156,192	1,005,027	951,092	1,021,808
Cash Flow Data:
Net cash provided by operating activities	$144,705	$167,350	165,238	126,645	225,554
Depreciation and amortization	43,987	48,827	53,022	54,851	60,587
Capital expenditures	(24,147)	(20,532)	(26,296)	(24,027)	(26,407)

(1)

Financial data has been impacted by the acquisitive nature of the Company as three, one, three, and two acquisitions were completed in fiscal years ended July 31, 2012, 2011, 2010, and 2008, respectively. There were no acquisitions in fiscal 2009. Refer to Note 2 within Item 8 for further information on the acquisitions that were completed.

(2)

In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including the reduction in its workforce and decreased discretionary spending. The Company continued certain of these measures during fiscal 2010 and 2011. During fiscal 2012, the Company took various measures to address its cost structure in response to a decline in forecasted operating results. As a result, the Company recorded restructuring charges during fiscal 2012.

(3)

The Company recognized a goodwill impairment charge of $115.7 million during the quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment. Refer to Note 1 within Item 8 for further information regarding the impairment charge.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal 2012, the Company posted sales of $1,324.3 million and a net loss of $17.9 million. Sales declined by 1.1% from fiscal 2011 to fiscal 2012, of which organic sales decreased by 0.4%, the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales by 1.0%, and acquisitions net of divestitures, increased sales by 0.3%. Regionally, fiscal 2012 sales in the Americas increased 2.2%, while sales in EMEA and Asia-Pacific decreased 3.9% and 3.4%, respectively, as compared to fiscal 2011.

The net loss for fiscal 2012 of $17.9 million or ($0.35) per diluted share of Class A Common Stock is a decline from fiscal 2011 net income of $108.7 million, or $2.04 per diluted share. The decline in net income was primarily due to a $115.7 million goodwill impairment charge recorded during the second quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific operating segment. Refer to Note 1, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements for further discussion regarding the goodwill impairment charge.

Results of Operations

Year Ended July 31, 2012, Compared to Year Ended July 31, 2011

The comparability of the operating results for the fiscal years ended July 31, 2012 to July 31, 2011, has been impacted by the following acquisitions and divestitures completed in fiscal 2012 and 2011.

Acquisitions:	Segment	Date Completed
ID Warehouse	Asia Pacific	November 2010
Grafo Wiremarkers Africa (“Grafo”)	EMEA	March 2012
Runelandhs Försäljnings AB (“Runelandhs”)	EMEA	May 2012
Pervaco AS (“Pervaco”)	EMEA	May 2012

Divestitures:	Segments	Date Completed
Teklynx	Americas, EMEA	December 2010
Etimark	EMEA	July 2012

Fiscal 2012 sales decreased $15.3 million, or 1.1% from fiscal 2011. The 1.1% decrease in sales consisted of a 0.4% decline in organic sales, a 1.0% decline due to the effects of the foreign currency translation, and 0.3% growth due to acquisitions net of divestitures.

Organic sales, defined as sales in the Company’s existing businesses and regions (exclusive of acquisitions owned less than one year, divestitures, and foreign currency translation effects), were down 0.4% compared to fiscal 2011. Regionally, fiscal 2012 organic sales in the Americas increased 3.4%, while organic sales in EMEA and Asia-Pacific decreased 1.3% and 5.3%, respectively, as compared to fiscal 2011. The organic sales increase experienced in the Americas was due primarily to strong ID Solutions sales growth and new products positively received by end-users and distributors. The decrease in EMEA’s organic sales was primarily due to the challenging economic environment within the region. The organic sales decline in the Asia-Pacific segment was driven by the Asia Die-Cut business platform. Sales were weak within the die-cut mobile handset market, and the flooding in Thailand caused a significant disruption to the hard disk drive supply chain during the last nine months of the fiscal year.

The acquisitions net of divestitures increased sales by 0.3% in fiscal 2012 as compared to fiscal 2011. The currency growth reflects fluctuations in the exchange rates used to translate financial results into the United States Dollar, which decreased sales by 1.0% for the year.

Gross margin as a percentage of sales declined to 48.0% in fiscal 2012 from 49.0% in fiscal 2011. The primary driver of the gross margin decline was the Asia-Pacific region, where lost sales due to the decline in market share of a primary customer have been replaced with lower margin sales opportunities, and price competition within the die-cut industry has increased.

Research and development expenses decreased to $38.4 million in fiscal 2012 from $43.0 million in fiscal 2011, and declined as a percentage of sales in fiscal 2012 to 2.9% compared to 3.2% in fiscal 2011. The decline in R&D expenses was primarily due to a decrease in variable incentive compensation for fiscal year 2012 compared to fiscal year 2011, as well as cost reduction actions within the Asia-Pacific region.

Selling, general, and administrative (“SG&A”) expenses decreased to $430.3 million in fiscal 2012 as compared to $441.8 million in fiscal 2011. As a percentage of sales, SG&A declined to 32.5% in fiscal 2012 from 33.0% in fiscal 2011, mainly due to a pretax reduction in variable incentive compensation in fiscal 2012.

During fiscal year 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring expenses of $12.1 million during fiscal 2012. During fiscal 2011, the Company continued its cost-cutting actions initiated during fiscal 2009 and recorded $9.2 million in restructuring charges. Restructuring related costs were driven by facility consolidations and continued workforce reduction activities. The costs associated with the workforce reduction primarily include employee separation costs, consisting of severance pay, outplacement services, medical, and other related benefits for the Company’s work force.

Interest expense decreased to $19.1 million from $22.1 million for fiscal 2012 compared to fiscal 2011. The decrease was due to the Company’s declining principal balance under its outstanding debt agreements. In fiscal 2012, the Company repaid $62.7 million in debt.

Investment and other income decreased $1.9 million in fiscal 2012 to $2.1 million from $4.0 million in the prior year. The decrease was due to losses on foreign exchange transactions, partially offset by an increase in interest income earned on money market and depository accounts.

The Company’s effective tax rate was 178.7% in fiscal 2012, compared to the effective tax rate of 24.6% in fiscal 2011. The effective tax rate for fiscal 2012 was significantly impacted by the non-deductible goodwill impairment charge of $115.7 million recorded on the former North/South Asia reporting unit during the three months ended January 31, 2012, as well as a tax charge recorded during the three months ended July 31, 2012, related to an internal reorganization. Excluding these items our effective tax rate would have been consistent with the prior year. Refer to Note 1, “Summary of Significant Accounting Policies” within the Notes to the Consolidated Financial Statements for further discussion regarding the goodwill impairment charge.

The net loss for the fiscal year ended July 31, 2012, was $17.9 million, compared to net income of $108.7 million for the fiscal year ended July 31, 2011. The net loss as a percentage of sales was (1.4%) for fiscal 2012, compared to net income as a percentage of sales of 8.1% for fiscal 2011. Diluted net loss per share was ($0.35) per share for fiscal 2012, compared to diluted net income per share of $2.04 for fiscal 2011. The fiscal 2012 net loss was a result of the goodwill impairment charge of $115.7 million recorded during the three months ended January 31, 2012. Refer to Note 1, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for further discussion.

The Company’s fiscal 2012 net income before the goodwill impairment charge and restructuring-related expenses was $107.3 million, a decrease from net income before restructuring-related expenses of $115.2 million in fiscal 2011. The decline in net income excluding impairment and restructuring of 6.8% from fiscal 2011 to fiscal 2012 was primarily due to the gross margin and profit decline in the Asia Die-Cut business platform.

Year Ended July 31, 2011, Compared to Year Ended July 31, 2010

The comparability of the operating results for the fiscal years ended July 31, 2011 to July 31, 2010, has been impacted by the following acquisition and divestiture completed in fiscal 2011.

Acquisition:	Segment	Date Completed
ID Warehouse	Asia Pacific	November 2010

Divestiture:	Segments	Date Completed
Teklynx	Americas, EMEA	December 2010

Fiscal 2011 sales increased $80.5 million, or 6.4% from fiscal 2010. The 6.4% increase in sales consisted of 2.9% growth in organic sales, 2.5% growth due to the effects of the foreign currency translation, and 1.0% growth due to an acquisition net of divesture.

Organic sales, defined as sales in the Company’s existing core businesses and regions (exclusive of acquisitions owned less than one year, divestitures, and foreign currency translation effects), were up 2.9% compared to fiscal 2010. Regionally, fiscal 2011 organic sales in the Americas, EMEA, and Asia-Pacific increased 3.2%, 4.7%, and 0.4%, respectively, as compared to fiscal 2010.The organic sales increase experienced in the Americas was due primarily to the strong ID Solutions sales growth and new products positively received by end–users and distributors. The increase in EMEA’s organic sales was broad-based with growth in both the ID Solutions and Direct Marketing platforms. Geographically, sales were weak in the United Kingdom, offsetting strength in other European markets. Organic sales in the Asia-Pacific segment remained relatively flat. The segment’s on-going customer base diversification in the mobile handset and other adjacent markets offset the reduced demand from one of our largest mobile handset customers.

The acquisition net of the divestiture listed above increased sales by $12.7 million or 1.0% in fiscal 2011 as compared to fiscal 2010. The currency growth reflects fluctuations in the exchange rates used to translate financial results into the United States Dollar which increased sales by $31.1 million or 2.5% for the year.

Gross margin as a percentage of sales declined to 49.0% in fiscal 2011 from 49.5% in fiscal 2010. The decline in gross margin as a percentage of sales was primarily due to the increased costs of raw materials which the company was not able to fully offset through continued cost reduction activities or price increases. The Company continued to focus on gross margin improvements through the Brady Business Performance System, lean, and strategic sourcing efforts.

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

Selling, general, and administrative (“SG&A”) expenses increased to $441.8 million in fiscal 2011 as compared to $435.9 million in fiscal 2010. SG&A expenses increased during the fiscal year mainly due to the fluctuations in exchange rates. The Company divested of its Teklynx business resulting in a pre-tax gain of $4.4 million, which is included in SG&A. This pre-tax gain was offset by the associated transaction-related costs and income tax expense, resulting in a net income impact of $0.8 million during fiscal 2011. SG&A also increased in fiscal 2011 as a result of the annual merit increases, and increased advertising campaign expenses. As a percentage of sales, SG&A declined to 33.0% in fiscal 2011 from 34.6% in fiscal 2010 as the Company continued to reduce administrative costs through its cost reduction activities including simplifying, standardizing, and automating processes.

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

Business Segment Operating Results

The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, EMEA and Asia Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance. Segment results are as follows:

(Dollars in thousands)	Americas	EMEA	Asia- Pacific	Total Regions	Corporate and Eliminations	Total Company
SALES TO EXTERNAL CUSTOMERS
Years ended:
July 31, 2012	$589,924	$389,156	$345,188	$1,324,269	—	$1,324,269
July 31, 2011	577,428	404,955	357,214	1,339,597	—	1,339,597
July 31, 2010	551,185	380,121	327,790	1,259,096	—	1,259,096
SALES GROWTH INFORMATION
Year ended July 31, 2012:
Organic	3.4%	(1.3)%	(5.3)%	(0.4)%	—	(0.4)%
Currency	(0.9)%	(3.5)%	1.4%	(1.0)%	—	(1.0)%
Acquisitions/Divestitures	(0.3)%	0.9%	0.5%	0.3%	—	0.3%

Total	2.2%	(3.9)%	(3.4)%	(1.1)%	—	(1.1)%
Year ended July 31, 2011:
Organic	3.2%	4.7%	0.4%	2.9%	—	2.9%
Currency	1.1%	0.6%	6.9%	2.5%	—	2.5%
Acquisitions/Divestitures	0.5%	1.2%	1.7%	1.0%	—	1.0%

Total	4.8%	6.5%	9.0%	6.4%	—	6.4%
SEGMENT PROFIT
Years ended:
July 31, 2012	$155,657	$105,643	$31,704 (1)	$293,004	$(7,328)	$285,676
July 31, 2011	145,516	112,047	50,105	307,668	(15,742)	291,926
July 31, 2010	125,169	103,316	52,105	280,590	(14,131)	266,459

(1)

The Company recognized a goodwill impairment charge of $115.7 million during the quarter ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment, which is excluded from segment profit as presented in the table above. Refer to Note 1 within Item 8 for further discussion regarding the impairment charge.

NET INCOME RECONCILIATION

	Years ended:
(Dollars in thousands)	July 31, 2012	July 31, 2011	July 31, 2010
Total profit for reportable segments	$293,004	$307,668	$280,590
Corporate and eliminations	(7,328)	(15,742)	(14,131)
Unallocated amounts:
Administrative costs	(118,120)	(120,546)	(121,689)
Restructuring charges	(12,110)	(9,188)	(15,314)
Impairment charge	(115,688)	—	—
Investment and other income — net	2,082	3,990	1,168
Interest expense	(19,090)	(22,124)	(21,222)

Income before income taxes	22,750	144,058	109,402
Income taxes	(40,661)	(35,406)	(27,446)

Net (loss) income	$(17,911)	$108,652	$81,956

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

Americas

In the Americas region, the sales mix consists of approximately 70% ID Solutions and 30% Direct Marketing. Sales increased 2.2% from fiscal 2011 to fiscal 2012, and increased 4.8% from fiscal 2010 to fiscal 2011. Organic sales grew 3.4% in 2012 and grew 3.2% in 2011. The fiscal 2011 divestiture of the Teklynx business decreased sales of the segment by 0.3% and the fluctuations of the exchange rates used to translate financial results into the United States dollar decreased sales by 0.9% in fiscal 2012. The increase in organic sales in fiscal 2012 was entirely driven by the ID Solutions platform through new product development and the successful launch earlier in the year of several high quality printers and proprietary consumable materials. Fiscal 2012 organic sales were relatively flat in the Direct Marketing platform compared to fiscal 2011, as the growth achieved during the first half of the year was offset by declines in the second half of the year. This decline in the Direct Marketing platform was primarily due to the softening of the construction and manufacturing markets.

The increase in organic sales in fiscal 2011 of 3.2% was driven by the broad-based improvements in the segment’s core markets in addition to the positive results from the segment’s sales and marketing productivity initiatives. The net impact of the fiscal 2010 acquisition of Stickolor and the fiscal 2011 divestiture of the Teklynx business increased sales of the segment by 0.5%, and the fluctuations of the exchange rates used to translate financial results into the United States dollar increased sales by 1.1%.

In the Americas region, segment profit increased 7.0% to $155.7 million in fiscal 2012 from $145.5 million in fiscal 2011. Segment profit as a percentage of sales increased to 26.4% in 2012 from 25.2% in 2011. This increase was due to both the ID Solutions and Direct Marketing platforms. Within the ID Solutions platform, the profit improvement was consistent throughout fiscal 2012 due to increased sales and operational efficiencies from site consolidation actions, operational and sourcing cost savings projects. The Direct Marketing platform began fiscal 2012 with modest single digit sales growth and strong profit growth. Profit growth in the second half of the year was essentially flat, as operational savings were reinvested into digital initiatives to drive growth through the internet. The Company’s key investment initiatives are to grow customer files and improve every aspect of a customer’s on-line experience, targeting improved customer conversion and loyalty.

Comparing fiscal 2011 to 2010, segment profit increased 16.3% to $145.5 million in fiscal 2011 from $125.2 million in fiscal 2010. Segment profit as a percentage of sales increased to 25.2% in 2011 from 22.7% in 2010. This increase was primarily due to the segment’s improved gross margin due to certain facility consolidation actions, operational and sourcing cost savings projects offset by higher inflation, in addition to actions taken in fiscal 2011 to streamline the segment’s selling expense structure.

EMEA

In the EMEA region, the sales mix consists of approximately 50% ID Solutions, 40% Direct Marketing, and 10% Die-Cut. EMEA sales declined 3.9% from fiscal 2011 to fiscal 2012, and increased 6.5% from fiscal 2010 to fiscal 2011. Organic sales declined 1.3% in fiscal 2012 and increased 4.7% in fiscal 2011 as compared to prior years. Segment sales increased 0.9% in fiscal 2012 as a result of the fiscal 2012 acquisitions of Grafo, Runelandhs and Pervaco, net of the fiscal 2011 divestiture of the Teklynx business. By business, the ID Solutions and Direct Marketing platforms were essentially flat for fiscal 2012 due to the challenging economic climate within the region. The Die-Cut platform declined during the fiscal year, resulting in the overall decline in organic sales within the region.

The increase in organic sales in fiscal 2011 of 4.7% was driven by growth in the ID Solutions and Direct Marketing platforms in Germany and Southern EMEA due to a combination of improving economies and positive results of sales initiatives, partially offset by the continued depressed conditions in the United Kingdom. Segment sales increased 1.2% in fiscal 2011 as a result of the fiscal 2010 acquisitions of Welco and Securimed, net of the fiscal 2011 divestiture of the Teklynx business. Sales were also positively affected by fluctuations in the exchange rates used to translate financial results into the United States dollar, which increased sales within the segment by 0.6% in fiscal 2011.

In the EMEA region, segment profit declined 5.7% to $105.6 million in fiscal 2012 from $112.0 million in fiscal 2011. The majority of the decline of $6.4 million related to fluctuations in the exchange rates used to translate financial results into the United States dollar, as segment profit as a percentage of sales decreased slightly to 27.1% in fiscal 2012 from 27.7% in fiscal 2011 and 27.2% in fiscal 2010. The decline in segment profit as a percentage of sales was due primarily to the overall sales decline and depressed economic conditions, limiting the ability to pass along price increases. The improvement in the segment’s profit from fiscal 2010 to fiscal 2011 was primarily due to increased sales volumes in addition to the continued efforts to streamline selling expenses through the Company’s strategic initiatives.

Asia-Pacific

In the Asia-Pacific region, the sales mix consists of approximately 50% Die-Cut, 40% ID Solutions, and 10% Direct Marketing. Asia-Pacific sales declined 3.4% from fiscal 2011 to fiscal 2012, and sales increased 9.0% from fiscal 2010 to fiscal 2011. Organic sales declined 5.3% and increased 0.4% in fiscal 2012 and 2011, respectively, compared to prior years. Foreign currency translation positively impacted the segment’s sales by 1.4% and 6.9% in fiscal 2012 and 2011, respectively, compared to prior years. The decline in organic sales was primarily due to the Asia Die-Cut platform. Sales were weak within the die-cut mobile handset market, and the flooding in Thailand caused a significant disruption to the hard disk drive supply chain during the last nine months of the fiscal year.

The relatively flat fiscal 2011 organic sales growth of 0.4% was a result of increased sales from the segment’s on-going customer base diversification in the mobile handset and other adjacent markets, which offset the reduced demand from one of the Company’s largest mobile handset customers.

In the Asia-Pacific region, segment profit declined 36.7% to $31.7 million in fiscal 2012 from $50.1 million in fiscal 2011. Segment profit as a percentage of sales declined to 9.2% in fiscal 2012 from 14.0% in fiscal 2011. The decline in the profit in fiscal 2012 was primarily due to increased market competitiveness and a decline in sales within the Asia Die-Cut platform, particularly within the mobile handset industry. In addition, segment profit was negatively impacted by the residual effects of the Thailand flood through delayed product launches and lower absorption of fixed costs. Losses caused by the flooding are expected to be partially covered by property and business interruption insurance during fiscal 2013.

Comparing fiscal 2011 to 2010, segment profit as a percentage of sales decreased to 14.0% in 2011 from 15.9% in 2010. The decline in profit in fiscal 2011 was a result of relatively flat organic sales, continued price pressure, and inflation on raw materials and wages.

Liquidity and Capital Resources

Cash and cash equivalents were $305.9 million at July 31, 2012, and $390.0 million at July 31, 2011, a decline of $84.1 million as summarized below:

	Years ended July 31,
(Dollars in thousands)	2012	2011	2010
Net cash flow provided by (used in):
Operating activities	$144,705	$167,350	$165,238
Investing activities	(64,604)	(22,631)	(48,681)
Financing activities	(147,824)	(91,574)	15,275
Effect of exchange rate changes on cash	(16,348)	21,986	(5,148)

Net (decrease) increase in cash and cash equivalents	$(84,071)	$75,131	$126,684

Net cash provided by operating activities was $144.7 million in fiscal 2012, compared to $167.4 million in fiscal 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. The decrease in cash flows from operating activities of $21.9 million from fiscal 2011 to fiscal 2012 was partially due to a decline in net income of $10.9 million after excluding the goodwill impairment charge of $115.7 million. In addition, the net change of inventories and accounts payable and accrued liabilities reduced operating cash flows by $30.8 million compared to the prior year. This decline was partially offset by favorable cash flows from income taxes of $20.5 million in fiscal 2012 compared to 2011.

Net cash used in investing activities was $64.6 million in fiscal 2012, compared to $22.6 million in fiscal 2011. The increase in cash used in investing activities of $42.0 million from fiscal 2011 to fiscal 2012 was primarily due to the increase in cash used in acquisitions of $29.7 million compared to 2011. In addition, cash provided by divestitures declined by $12.1 million, which further increased the net use of cash in investing activities from fiscal 2011 to fiscal 2012. See Note 3 within Item 8 for further information regarding acquisitions and divestitures.

Net cash used in financing activities was $147.8 million in fiscal 2012, compared to $91.6 million in fiscal 2011. The increase in cash used in financing activities of $56.2 million was primarily due to the repurchase of common shares during the current year for $49.9 million. In addition, cash received from the exercise of employee stock options declined by $4.3 million from fiscal 2011 to fiscal 2012. See Item 5 within Part II for further information regarding the current year share repurchases.

Net cash provided by operating activities was $167.4 million in fiscal 2011, compared to $165.2 million in fiscal 2010. The increase in cash flows from operating activities of $2.1 million from fiscal 2010 to fiscal 2011 was due to an increase in net income of $22.3 million after excluding the gain on the sale of business of $4.4 million. This was partially offset by the aggregate of accounts receivable and accounts payable and accrued liabilities, which reduced operating cash flows by $18.6 million from 2010 to 2011.

Net cash used in investing activities was $22.6 million in fiscal 2011, compared to $48.7 million in fiscal 2010. The decrease in cash used in investing activities of $26.1 million was primarily due to a reduction in cash used in acquisitions of $22.5 million in fiscal 2011 as compared to fiscal 2010. In addition, cash provided by the fiscal 2011 divestiture of Teklynx reduced cash used in investing activities by $13.0 million as compared to fiscal 2010. This was partially offset by the settlement of net investment hedges in fiscal 2011 and fiscal 2010.

Net cash used in financing activities was $91.6 million in fiscal 2011, compared to net cash provided by financing activities of $15.3 million in fiscal 2010. The decrease in cash used in financing activities of $106.8 million was primarily due to the proceeds received from the issuance of debt of $94.9 million in fiscal 2010. In addition, the increase in cash used for principal payments on debt was $16.4 million from fiscal 2010 to fiscal 2011.

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

During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $44.9 million, $61.3 million, and $61.3 million during the years ended July 31, 2010, 2011, and 2012, respectively.

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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous credit agreement that had been entered into on October 5, 2006, and amended on March 18, 2008. Under the new credit agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the new credit facility may be increased from $300 million up to $450 million. No borrowings have occurred under the new credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. As of July 31, 2012, the Company was in compliance with financial covenants in its debt agreements. See Note 5 within Item 8 for further information regarding the financial covenants.

Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 20.1% at July 31, 2012 and 22.3% at July 31, 2011. Long-term obligations decreased by $77.0 million from July 31, 2011 to July 31, 2012 due to debt repayments made during the year, combined with a $15.7 million decrease in the USD value of the Euro denominated debt due to foreign exchange fluctuations. The fiscal 2012 debt repayments consisted of the scheduled installment of $18.8 million on the 2004 private placement, an installment of $26.1 million on the 2006 private placement, and an installment of $16.4 million on the 2007 private placement. In addition, long-term debt assumed as part of the acquisition of Runelandhs was repaid in the amount of $1.4 million.

Stockholders’ investment decreased $146.8 million during fiscal 2012 due to the negative effects of foreign currency translation of approximately $55.3 million, an increase in treasury stock of $42.6 million due to the current year share repurchase, dividends paid of $38.9 million, and the current year net loss of $17.9 million.

The Company’s cash balances are generated and held in numerous locations throughout the world. At July 31, 2012, approximately 78% of the Company’s cash and cash equivalents was held outside the United States. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash from operations, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments for at least the next 12 months. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events Affecting Liquidity and Capital Resources

On September 6, 2012, the Company’s Board of Directors authorized a share buyback program for up to an additional two million shares of the Company’s Class A Common Stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes.

On September 6, 2012, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.74 to $0.76 per share. A quarterly dividend of $0.19 will be paid on October 31, 2012, to shareholders of record at the close of business on October 10, 2012. This dividend represents an increase of 2.7% and is the 27th consecutive annual increase in dividends.

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

Related Party Transactions — The Company evaluated its affiliated party transactions for the period ended July 31, 2012. Based on the evaluation the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

Payments Due Under Contractual Obligations

The Company’s future commitments at July 31, 2012, for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-Term Debt Obligations	$316,208	$61,264	$103,778	$95,797	$55,369	$—
Operating Lease Obligations	69,308	16,280	23,732	12,544	16,752	—
Purchase Obligations (1)	46,655	45,850	805	—	—	—
Interest Obligations	55,464	15,550	21,434	11,437	7,043	—
Tax Obligations	36,532	—	—	—	—	36,532
Other Obligations (2)	18,246	716	1,578	1,863	14,089	—

Total	$542,413	$139,660	$151,327	$121,641	$93,253	$36,532

(1)	Purchase obligations include all open purchase orders as of July 31, 2012.
(2)

Other obligations represent expected payments under the Company’s U.S. postretirement medical plan and international pension plans as disclosed in Note 3 to the consolidated financial statements, under Item 8 of this report.

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

Goodwill and Other Indefinite-lived Intangible Assets

The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management’s judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management’s estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company’s financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with goodwill of greater than $5 million require the use of external valuations.

The Company has identified six reporting units within its three reportable segments with the corresponding goodwill balances as of July 31, 2012: Brady Americas, $234.7 million; Direct Marketing Americas, $183.1 million; Brady EMEA, $107.8 million; Direct Marketing EMEA, $67.2 million; Brady Asia, $59.3 million; and Die-Cut Asia, $24.7 million. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units’ projections of future operating results and cash flows and replicates how market participants would value the Company’s reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, improvement in gross margin and SG&A as a percentage of sales, capital expenditures, working capital levels, income tax rates, the benefits of recent acquisitions and expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company’s business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.

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

In performing the Company’s annual goodwill impairment assessment, the Company performed a sensitivity analysis on the material assumptions used in the discounted cash flow valuation models for each of its reporting units. Based on the Company’s fiscal 2012 goodwill impairment testing and assuming a hypothetical 10% decrease in the estimated fair values of each of its reporting units, the hypothetical fair value of each of the Company’s reporting units would have been greater than the carrying value. The assumptions that are most sensitive to a decline in estimated fair value are sales growth rates, and improvement in gross margin and SG&A as a percentage of sales, particularly within the Company’s Die-Cut Asia and Direct Marketing Americas reporting units.

During the quarter ended January 31, 2012, the Company recorded a goodwill impairment charge related to its former North/South Asia reporting unit within the Asia-Pacific operating segment. This impairment charge was recorded as a result of a triggering event related to a decline in profitability within the Asia Die-Cut platform. The Company’s methodologies for valuing goodwill were applied consistently from the period in which the impairment charge was recorded to the annual goodwill impairment assessment. Refer to Note 1 within Item 8 for further discussion regarding the fiscal 2012 goodwill impairment charge.

The Company also evaluates the recoverability of its indefinite-lived intangible assets by utilizing a relief from royalty valuation methodology that estimates the fair value of the future discounted cash flows of each indefinite-lived intangible asset. The future projections, which are based on both past performance and the projections and assumptions used in the Company’s current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the relief from royalty valuation methodology include estimates of future revenue streams based on expected growth and royalty rates, income tax rates, and a weighted-average cost of equity that reflects the specific risk profile of the indefinite-lived intangible asset tested. The Company’s methodologies for valuing indefinite-lived intangible assets are applied consistently on a year-over-year basis, and are aligned with the methodologies and assumptions applied to the annual goodwill impairment assessment. The Company continues to believe that the relief from royalty valuation methodology provides the most reasonable and meaningful fair value estimate based upon the indefinite-lived intangible assets’ projected future revenue streams and replicates how market participants would value the Company’s indefinite-lived intangible assets in an orderly transaction.

The Company completed its annual impairment testing of goodwill and other indefinite-lived intangibles assets in the fourth quarter of fiscal 2012. Although the Company consistently uses the same methods in developing the assumptions and estimates underlying the fair value calculations, such estimates are uncertain in nature and can vary from actual results.

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

Forward-Looking Statements

In this annual report on Form 10-K, statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady’s control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	The length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery;

•	Increased usage of e-commerce allowing for ease of price transparency;

•

Future financial performance of major markets Brady serves, which include, without limitation, telecommunications, hard disk drive, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, and transportation;

•	Future competition;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady’s ability to retain significant contracts and customers;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Brady’s ability to develop and successfully market new products;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with restructuring plans;

•	Environmental, health and safety compliance costs and liabilities;

•	Technology changes and potential security violations to the Company’s information technology systems;

•	Brady’s ability to maintain compliance with its debt covenants;

•	Increase in our level of debt;

•	Potential write-offs of Brady’s substantial intangible assets;

•	Unforeseen tax consequences; and

•

Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of this Form 10-K.

These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

Risk Factors

Refer to the information contained in Item 1A — Risk Factors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.

The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact of the Company’s foreign operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Japanese Yen, Swiss Franc, Malaysian Ringgit, and Singapore Dollar. As of July 31, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $61.2 million. The Company also uses euro-denominated debt of €75.0 million designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.

The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and the majority of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.

Currency exchange rates decreased fiscal 2012 sales by 1.0% as compared to fiscal 2011 as the U.S. dollar appreciated, on average, against other major currencies throughout the year. The most significant impact on sales due to currency fluctuations occurred during the fourth quarter ended July 31, 2012, as sales declined by 5.0% as compared to the same quarter of the prior year. This decline was primarily driven by the appreciation of the U.S. dollar against the Euro.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. Such activities require approval of the Board of Directors. As of July 31, 2012, the Company had no interest rate derivatives.

The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustment recorded in fiscal 2012 and 2011 as a separate component of stockholders’ investment was $55.3 million unfavorable and $63.0 million favorable, respectively. As of July 31, 2012 and 2011, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $384.2 million and $427.7 million, respectively. The potential decrease in the net current assets as of July 31, 2012 from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $38.4 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Item 8. Financial Statements and Supplementary Data

BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brady Corporation

Milwaukee, WI

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended July 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI

September 27, 2012

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2012 and 2011

	2012	2011
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$305,900	$389,971
Accounts receivable — net	199,006	228,483
Inventories:
Finished products	64,740	62,152
Work-in-process	15,377	14,550
Raw materials and supplies	25,407	27,484

Total inventories	105,524	104,186
Prepaid expenses and other current assets	40,424	35,647

Total current assets	650,854	758,287

Other assets:
Goodwill	676,791	800,343
Other intangibles assets	84,119	89,961
Deferred income taxes	45,356	53,755
Other	20,584	19,244
Property, plant and equipment:
Cost:
Land	8,651	6,406
Buildings and improvements	101,962	104,644
Machinery and equipment	292,130	305,557
Construction in progress	10,417	11,226

	413,160	427,833
Less accumulated depreciation	283,145	287,918

Property, plant and equipment — net	130,015	139,915

Total	$1,607,719	$1,861,505

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$86,646	$98,847
Wages and amounts withheld from employees	54,629	69,798
Taxes, other than income taxes	9,307	7,612
Accrued income taxes	14,357	9,954
Other current liabilities	40,815	54,406
Current maturities on long-term obligations	61,264	61,264

Total current liabilities	267,018	301,881
Long-term obligations, less current maturities	254,944	331,914
Other liabilities	76,404	71,518

Total liabilities	598,366	705,313

Commitments and contingencies (See Note 9)
Stockholders’ investment:
Common stock:
Class A Nonvoting — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,803 at July 31, 2012 and 2011, respectively)	513	513
Class B Voting — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	313,008	307,527
Earnings retained in the business	732,290	789,100
Treasury stock — 3,245,561 and 1,667,235 shares, respectively of Class A nonvoting common stock, at cost	(92,600)	(50,017)
Accumulated other comprehensive income	59,411	113,898
Other	(3,304)	(4,864)

Total stockholders’ investment	1,009,353	1,156,192

Total	$1,607,719	$1,861,505

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended July 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$1,324,269	$1,339,597	$1,259,096
Cost of products sold	687,963	683,401	635,799

Gross margin	636,306	656,196	623,297
Operating expenses:
Research and development	38,440	43,001	42,621
Selling, general and administrative	430,310	441,815	435,906
Restructuring charges	12,110	9,188	15,314
Impairment charge	115,688	—	—

Total operating expenses	596,548	494,004	493,841

Operating income	39,758	162,192	129,456
Other income (expense):
Investment and other income— net	2,082	3,990	1,168
Interest expense	(19,090)	(22,124)	(21,222)

Net other expense	(17,008)	(18,134)	(20,054)

Income before income taxes	22,750	144,058	109,402
Income taxes	40,661	35,406	27,446

Net (loss) income	$(17,911)	$108,652	$81,956

Net (loss) income per common share:
Class A Nonvoting:
Basic	$(0.35)	$2.06	$1.56

Diluted	$(0.35)	$2.04	$1.55

Dividends	$0.74	$0.72	$0.70

Class B Voting:
Basic	$(0.36)	$2.04	$1.55

Diluted	$(0.36)	$2.03	$1.53

Dividends	$0.72	$0.70	$0.68

Weighted average Class A and Class B common shares outstanding
Basic	52,453	52,639	52,402

Diluted	52,453	53,133	52,946

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

Years Ended July 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Earnings Retained in the Business	Treasury Stock	Accumulated Other Comprehensive Income	Other	Total Comprehensive Income
	(In thousands, except per share amounts)
Balances at July 31, 2009	$548	$298,466	$673,342	$(69,823)	$53,051	$(4,492)

Net income	—	—	81,956	—	—	—	$81,956
Net currency translation adjustment and other (Note 1)	—	—	—	—	(2,146)	—	(2,146)

Total comprehensive income							$79,810

Issuance of 215,447 shares of Class A Common Stock under stock option plan	—	(2,788)	—	6,505	—	—
Other (Note 6)	—	(2,512)	—	(459)	—	1,663
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,318	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,721	—	—	—	—
Purchase of 102,067 shares of Class A Common Stock	—	—	—	(2,537)	—	—
Cash dividends on Common Stock
Class A — $0.70 per share	—	—	(34,368)	—	—	—
Class B — $0.68 per share	—	—	(2,418)	—	—	—

Balances at July 31, 2010	$548	$304,205	$718,512	$(66,314)	$50,905	$(2,829)

Net income	—	—	108,652	—	—	—	$108,652
Net currency translation adjustment and other (Note 1)	—	—	—	—	62,993	—	62,993

Total comprehensive income							$171,645

Issuance of 524,144 shares of Class A Common Stock under stock option plan	—	(5,684)	—	13,877	—	—
Other (Note 6)	—	(1,964)	—	2,420	—	(2,035)
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,140	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,830	—	—	—	—
Cash dividends on Common Stock
Class A — $0.72 per share	—	—	(35,575)	—	—	—
Class B — $0.70 per share	—	—	(2,489)	—	—	—

Balances at July 31, 2011	$548	$307,527	$789,100	$(50,017)	$113,898	$(4,864)

Net (loss) income	—	—	(17,911)	—	—	—	$(17,911)
Net currency translation adjustment and other (Note 1)	—	—	—	—	(54,487)	—	(54,487)

Total comprehensive income							$(72,398)

Issuance of 265,491 shares of Class A Common Stock under stock option plan	—	(3,516)	—	7,380	—	—
Other (Note 6)	—	(1,637)	—	(30)	—	1,560
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,167	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,467	—	—	—	—
Purchase of 1,869,193 shares of Class A Common Stock	—	—	—	(49,933)	—	—
Cash dividends on Common Stock
Class A — $0.74 per share	—	—	(36,340)	—	—	—
Class B — $0.72 per share	—	—	(2,559)	—	—	—

Balances at July 31, 2012	$548	$313,008	$732,290	$(92,600)	$59,411	$(3,304)

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(17,911)	$108,652	$81,956
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,987	48,827	53,022
Deferred income taxes	(9,679)	(8,161)	(6,834)
Loss (gain) on the sale of business (pre-tax)	204	(4,394)	—
Non-cash portion of stock-based compensation expense	9,735	9,830	9,721
Non-cash portion of restructuring charges	458	2,155	2,260
Impairment charge	115,688	—	—
Changes in operating assets and liabilities (net of effects of business acquisitions):
Accounts receivable	18,089	7,680	(29,479)
Inventories	(7,674)	(2,886)	426
Prepaid expenses and other assets	(2,744)	5,624	(3,502)
Accounts payable and accrued liabilities	(29,370)	(3,365)	52,410
Income taxes	23,922	3,388	5,258

Net cash provided by operating activities	144,705	167,350	165,238

Investing activities:
Acquisitions of businesses, net of cash acquired	(37,649)	(7,970)	(30,431)
Payments of remaining consideration	(2,580)	(1,528)	—
Divestiture of business, net of cash retained in business	856	12,980	—
Purchases of property, plant and equipment	(24,147)	(20,532)	(26,296)
Settlements of net investment hedges	(797)	(5,542)	6,248
Other	(287)	(39)	1,798

Net cash used in investing activities	(64,604)	(22,631)	(48,681)

Financing activities:
Payment of dividends	(38,899)	(38,064)	(36,786)
Proceeds from issuance of common stock	3,864	8,193	3,717
Principal payments on debt	(62,687)	(61,264)	(44,893)
Proceeds from issuance of debt	—	—	94,915
Purchase of treasury stock	(49,933)	—	(2,537)
Credit revolver costs	(961)	—	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	792	(439)	859

Net cash (used in) provided by financing activities	(147,824)	(91,574)	15,275

Effect of exchange rate changes on cash	(16,348)	21,986	(5,148)

Net (decrease) increase in cash and cash equivalents	(84,071)	75,131	126,684
Cash and cash equivalents, beginning of year	389,971	314,840	188,156

Cash and cash equivalents, end of year	$305,900	$389,971	$314,840

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$19,194	$21,298	$21,626
Income taxes, net of refunds	35,292	35,851	30,870
Acquisitions:
Fair value of assets acquired, net of cash	$23,792	$4,624	$15,366
Liabilities assumed	(8,987)	(1,446)	(5,201)
Goodwill	22,844	4,792	20,266

Net cash paid for acquisitions	$37,649	$7,970	$30,431

See notes to consolidated financial statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2012, 2011 and 2010

(In thousands except share and per share amounts)

1. Summary of Significant Accounting Policies

Nature of Operations — Brady Corporation is an international manufacturer of identification solutions and specialty materials that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized, and diverse products for use in various applications, along with a commitment to quality and service, a global footprint, and multiple sales channels, have made Brady a world leader in many of its markets.

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

Subsequent Events — On September 6, 2012, the Company announced an increase in the annual dividend to shareholders of the Company’s Class A Common Stock, from $0.74 to $0.76 per share. A quarterly dividend of $0.19 will be paid on October 31, 2012, to shareholders of record at the close of business on October 10, 2012.

On September 6, 2012, the Company’s Board of Directors authorized a share buyback program for up to an additional two million shares of the Company’s Class A Common Stock. The share repurchase plan may be implemented from time to time on the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based compensation plans and for other corporate purposes.

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

Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $6,006 and $6,183 as of July 31, 2012 and 2011, respectively. No single customer comprises more than 10% of the Company’s consolidated net sales in 2012, 2011, or 2010, or 10% of the Company’s consolidated accounts receivable as of July 31, 2012 or 2011. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the receivable and the Company’s historical collection experience.

Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 18% of total inventories at July 31, 2012, and approximately 16% of total inventories at July 31, 2011) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $9,271 and $9,168 on July 31, 2012 and 2011, respectively.

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

Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $27,656, $28,997, and $31,560 for the years ended July 31, 2012, 2011 and 2010, respectively.

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

Due to the convergence of these events, in connection with a reforecast of expected fiscal 2012 financial results completed during the quarter ended January 31, 2012, the Company determined the foregoing circumstances to be indicators of potential impairment under the guidance of ASC 350, “Intangibles – Goodwill and Other.” The Company completed the required initial (“Step One”) impairment test for the former North/South Asia reporting unit by preparing a discounted cash flow model taking into account updated projections, estimates and assumptions. These estimates and assumptions primarily included, but were not limited to, projections of revenue growth, operating earnings, discount rates, terminal growth rates, and required capital for the reporting unit. Due to the inherent uncertainty involved in these estimates, actual results could differ materially from the estimates. The Company evaluated the significant assumptions used to determine the fair value of the reporting unit with the assistance of a third party valuation firm and concluded that they were reasonable.

The estimated fair value of the reporting unit was compared to the carrying amount including goodwill, and the results of the analysis indicated that the former North/South Asia reporting unit was potentially impaired. Therefore, the Company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third party valuation firm. In Step Two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the former North/South Asia reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities was the implied fair value of goodwill. Upon completion of the assessment, the Company recognized a goodwill impairment charge of $115,688 during the quarter ended January 31, 2012. The amount of accumulated impairments as of July 31, 2012 was $115,688. There were no accumulated impairments as of July 31, 2011.

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

The changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2012 and 2011 are as follows:

	Americas	EMEA	Asia- Pacific	Total
Balance as of July 31, 2010	$425,018	$163,189	$180,393	$768,600

Current year acquisitions	—	—	4,792	4,792
Current year divestitures	(3,696)	(8,380)	—	(12,076)
Translation adjustments and other	4,256	16,429	18,342	39,027

Balance as of July 31, 2011	$425,578	$171,238	$203,527	$800,343

Current year acquisitions	—	22,844	—	22,844
Current year divestitures	—	(495)	—	(495)
Translation adjustments and other	(7,692)	(18,719)	(3,802)	(30,213)
Impairment charge	—	—	(115,688)	(115,688)

Balance as of July 31, 2012	$417,886	$174,868	$84,037	$676,791

Goodwill decreased $123,552 during fiscal 2012. Of the $123,552 decrease, $115,688 was due to the goodwill impairment charge recognized on the former North/South Asia reporting unit, and $30,185 was due to the negative effects of foreign currency translation. These declines were partially offset by the acquisitions of Grafo, Runelandhs, and Pervaco during fiscal 2012, which increased goodwill by $1,227, $8,440, and $13,177, respectively, net of the fiscal 2012 divestiture of Etimark, which decreased goodwill by $495. See Note 2, “Acquisitions and Divestitures” for further discussion.

Goodwill increased $31,743 during fiscal 2011 due to the net effects of foreign currency translation and acquisition activity, offset by divestitures. Of the $31,743 increase, $39,027 was due to the positive effects of foreign currency translation and $4,792 resulted from the acquisition of ID Warehouse during the second quarter of fiscal 2011. The increase was offset by a $12,076 decrease in goodwill as a result of the divestiture of the Company’s Teklynx business during the second quarter of fiscal 2011.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2012				July 31, 2011
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$10,418	$(9,058)	$1,360	5	$9,784	$(8,556)	$1,228
Trademarks and other	7	8,945	(7,094)	1,851	7	9,448	(6,599)	2,849
Customer relationships	7	164,392	(128,805)	35,587	7	165,566	(119,977)	45,589
Non-compete agreements and other	4	15,988	(15,417)	571	4	16,432	(15,760)	672
Unamortized other intangible assets:

Trademarks and tradenames	N/A	44,750	—	44,750	N/A	39,623	—	39,623

Total		$244,493	$(160,374)	$84,119		$240,853	$(150,892)	$89,961

The value of other intangible assets in the Consolidated Balance Sheet at July 31, 2012, differs from the value assigned to them in the allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate financial statements into the United States dollar between the date of acquisition and July 31, 2012.

Amortization expense of intangible assets during fiscal 2012, 2011, and 2010 was $16,331, $19,830, and $21,462, respectively. The amortization over each of the next five fiscal years is projected to be $14,323, $6,962, $6,145, $5,957, and $2,859 for the years ending July 31, 2013, 2014, 2015, 2016 and 2017, respectively.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets — Goodwill and other indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Annual impairment tests are performed by the Company in the fourth quarter of each year.

During the fourth quarter of fiscal 2012, the Company conducted a goodwill impairment assessment. The assessment included comparing the carrying amount of net assets, including goodwill, of each reporting unit to its respective fair value as of May 1, 2012, the Company’s assessment date. Fair value was determined using the weighted average of a discounted cash flow and market participant analysis for each reporting unit. The Company’s methodologies for valuing goodwill are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2012.

During the fourth quarter of fiscal 2012, the Company conducted an indefinite-lived intangible asset impairment assessment. The assessment included comparing the carrying amount of the indefinite-lived intangible asset to the fair value of those assets as of May 1, 2012, the Company’s assessment date. Fair value was determined using a discounted revenue stream analysis for each indefinite-lived intangible asset based on a relief from royalty valuation methodology. The Company’s methodologies for valuing indefinite-lived intangible assets are applied consistently on a year-over-year basis. No indications of impairment have been identified between the date of the interim assessments and July 31, 2012.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2012 and 2011, $15,011 and $11,892, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.

Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product, ownership, and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2012 and 2011, the Company had a reserve of $3,046 and $4,491, respectively. The decline from fiscal 2011 to fiscal 2012 is a result of a reduction in specific reserves that were recorded at the end of fiscal 2011, as well as a decline in the product return lag.

Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives for the years ended July 31, 2012, 2011, and 2010 were $18,474, $18,826, and $12,673, respectively.

Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.

Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailer costs as outlined above. Advertising expense for the years ended July 31, 2012, 2011, and 2010 were $74,852, $79,326, and $72,000, respectively.

Stock-Based Compensation — The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. The stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under these plans, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above; these options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The Company granted restricted shares in fiscal 2008 and fiscal 2011 that have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. The restricted shares granted in fiscal 2008 and 2011 are referred to herein as “performance-based restricted shares.”

As of July 31, 2012, the Company has reserved 6,555,084 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 5,005,850 shares remain of Class A Nonvoting Common Stock for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the years ended July 31, 2012, 2011, and 2010 was $9,735 ($5,939 net of taxes), $9,830 ($5,996 net of taxes), and $9,721 ($5,930 net of taxes), respectively. As of July 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $13,827 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.

The Company has estimated the fair value of its performance-based and service-based option awards granted after August 1, 2005, using the Black-Scholes option-pricing model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2012		2011		2010
Black-Scholes Option Valuation Assumptions	Performance- Based Options	Service-Based Options	Performance- Based Options	Service-Based Options	Performance- Based Options	Service-Based Options
Expected term (in years)	6.57	5.89	6.57	5.91	6.57	5.94
Expected volatility	39.21%	39.41%	39.39%	40.22%	38.72%	39.88%
Expected dividend yield	1.99%	2.07%	1.96%	1.94%	3.02%	3.01%
Risk-free interest rate	2.05%	1.16%	2.35%	1.65%	3.03%	2.63%
Weighted-average market value of underlying stock at grant date	$29.55	$27.05	$28.43	$29.13	$28.73	$28.68
Weighted-average exercise price	$29.55	$27.05	$28.35	$29.13	$29.78	$28.68
Weighted-average fair value of options granted	$10.01	$8.42	$9.87	$9.59	$8.70	$8.77

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

The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer in August of 2010, with a grant price and fair value of $28.35 per share. The Company also granted 210,000 shares of performance-based restricted stock to Mr. Jaehnert and other executives during fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2012, 310,000 performance-based restricted shares were outstanding.

Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two-year vesting period. These awards originally vested five years from the grant date upon meeting certain financial performance and service conditions. This modification resulted in a one-time cumulative reduction of $1.2 million in fiscal 2011 to share-based compensation expense in order to align the expense recognition with the amended vesting terms. The Company’s Chief Executive Officer, Chief Financial Officer, and the other three named executive officers currently have the following performance-based restricted shares affected by this amendment: Frank M. Jaehnert, 50,000 shares; Thomas J. Felmer, 35,000 shares; Peter C. Sephton, 35,000 shares; Allan J. Klotsche, 35,000 shares; and Matthew O. Williamson, 35,000 shares.

The Company granted 415,000 performance-based stock options during fiscal 2012, with a weighted average exercise price of $29.55 and a weighted average fair value of $10.01. The Company also granted 797,450 service-based stock options during fiscal 2012, with a weighted average exercise price of $27.05 and a weighted average fair value of $8.42.

Research and Development — Amounts expended for research and development are expensed as incurred.

Other comprehensive income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on the post-retirement medical plans net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented. The unrealized (loss) gain on cash flow hedges and the amortization of gain on the postretirement medical plan are presented net of tax:

	Unrealized (loss) gain on cash flow hedges	Amortization of gain on post- retirement medical plan	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2009	$(53)	$1,942	$51,162	$53,051

Current-period change	(268)	(585)	(1,293)	(2,146)

Ending balance, July 31, 2010	$(321)	$1,357	$49,869	$50,905

Current-period change	(833)	831	62,995	62,993

Ending balance, July 31, 2011	$(1,154)	$2,188	$112,864	$113,898

Current-period change	2,030	(1,210)	(55,307)	(54,487)

Ending balance, July 31, 2012	$876	$978	$57,557	$59,411

The decrease in accumulated other comprehensive income for the year ended July 31, 2012, as compared to the years ended July 31, 2011 was primarily due to the appreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments line in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of the net investment hedges, net of tax.

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

Foreign Currency Hedging — The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s foreign operations. While the Company’s risk management objectives and strategies are driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in qualify for hedge accounting and result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the earnings effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from transactions in a currency differing from the respective functional currency.

The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. The fair value of these instruments at July 31, 2012 and 2011 was an asset of $953 and a liability of $6,109, respectively. As of July 31, 2012 and 2011, the notional amount of these outstanding forward exchange contracts was $61.2 million and $80.8 million. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2012 and July 31, 2011, unrealized gains of $1,348 and unrealized losses of $1,535 have been included in AOCI, respectively. All balances are expected to be reclassified from AOCI to earnings during the next fifteen months when the hedged transactions impact earnings.

The Company has designated a portion of its foreign exchange contracts as net investment hedges of the Company’s net investments in foreign operations and recorded these contracts at fair value on the Consolidated Balance Sheets. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within accumulated other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2012 and July 31, 2011, unrealized losses of $1,041 and $4,589 have been included in AOCI, respectively.

The Company also utilizes Euro-denominated debt designated as hedge instruments to hedge portions of the Company’s net investments in European foreign operations. As of July 31, 2012, the Company had €75.0 million foreign denominated debt outstanding designated as a net investment hedge of the Company’s net investment in its European foreign operations. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within accumulated other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2012 and July 31, 2011, unrealized gains of $2,635 and unrealized losses of $13,070 have been included in AOCI, respectively.

The Company also enters into forward exchange contracts to create economic hedges to manage foreign exchange risk exposure. The fair value of these instruments at July 31, 2012 and 2011 was $78 and $2, respectively. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the fiscal years ended July 31, 2012, 2011, and 2010.

New Accounting Standards — In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement,” which is intended to clarify three points that are part of FASB ASC 820 – Fair Value Measurements and Disclosures: (1) only nonfinancial assets should be valued via a determination of their best use; (2) the value of an instrument in shareholder’s equity should be measured from the perspective of an investor or trader who owns that instrument, which is the same method for measuring a liability; and (3) businesses will have to provide data and disclose the methods used to value Level 3 assets, those that are difficult to price because they do not have observable pricing inputs since they have stopped trading in the open market. The Company adopted this ASU effective July 31, 2012; however, it does not have a material impact on the basis of reporting fair value or the related disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company will adopt the standard with its fiscal 2013 first quarter ending October 31, 2012. The Company does not anticipate the adoption of this update to have a material impact on its financial statements.

In August 2012, the FASB issued ASU 2012-240, “Comprehensive Income – Presentation of Items Reclassified Out of Accumulated Other Comprehensive Income,” to solicit comments on a proposal to replace ASU 2011-05, “Presentation of Comprehensive Income.” The proposed standard would require presentation of (1) the effects of reclassifications of items out of accumulated other comprehensive income for each component of accumulated OCI, (2) a tabular disclosure of how items reclassified out of accumulated OCI impact line items of net income if the item was required under U.S. GAAP to be reclassified entirely into net income, and (3) references from effected components of accumulated OCI to other note disclosures currently required under U.S. GAAP for items not entirely reclassified into net income. Notably, the proposal specifically excludes from the new presentation requirements certain (1) postretirement benefit costs and (2) deferred acquisition costs related to certain insurance products. This update is tentatively applicable to companies with reporting periods ending after December 15, 2012, and would apply to both interim and annual reports. The Company is in the process of determining its method of presentation; however, it does not anticipate the adoption of these updates will have a material impact on its financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment,” to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

2. Acquisitions and Divestitures

The Company completed three business acquisitions during each of the fiscal years ended July 31, 2012 and July 31, 2010, and one business acquisition during the fiscal year ended July 31, 2011. All of these transactions were accounted for using business combination accounting; therefore, the results of the acquired operations are included in the accompanying consolidated financial statements only since their acquisition dates.

The Company also divested of one business during each of the fiscal years ended July 31, 2012 and July 31, 2011. The Company did not complete any divestitures during the fiscal year ended July 31, 2010.

Fiscal 2012

In March 2012, the Company acquired Grafo Wiremarkers Africa (Proprietary) Limited (“Grafo”), based in Johannesburg, South Africa for $3,039. Grafo offers a comprehensive range of wire identification products and is the sole distributor in Africa of locally developed Dartag® ABS cablemarkers, and stainless steel ties and tags. Grafo has annual sales of approximately $3,000 and is included in the Company’s EMEA segment. The purchase price allocation resulted in $1,227 assigned to goodwill and $961 assigned to customer relationships. The amount assigned to the customer relationships is being amortized over seven years. The Company expects the acquisition to provide a solid base in South Africa where it can further expand its business with the established distributors and customers throughout South Africa and the Southern African Development Community (SADC) countries.

In May 2012, the Company acquired Runelandhs Försäljnings AB (“Runelandhs”), based in Kalmar, Sweden for $22,499, net of cash received. Runelandhs is a direct marketer of industrial and office equipment with annual sales of approximately $19,000. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings. Runelandhs is included in the Company’s EMEA segment. The final purchase price allocation resulted in $13,177 assigned to goodwill, $5,340 assigned to trademark, $5,474 assigned to customer relationships, and $95 assigned to non-compete agreements. The amount assigned to the trademark has an indefinite life. The amounts assigned to the customer relationships and non-compete agreements are being amortized over seven and five years, respectively. The Company expects the acquisition to expand its direct marketing presence in Scandinavia.

In May 2012, the Company acquired Pervaco AS (“Pervaco”), based in Kjeller, Norway for approximately $12,111, net of cash received. Pervaco is a direct marketer of facility identification products with annual sales of approximately $6,000. Pervaco is included in the Company’s EMEA segment. The purchase price allocation resulted in $8,440 assigned to goodwill, $1,538 assigned to trademark, $2,468 assigned to customer relationships, and $91 assigned to non-compete agreements. The amount assigned to the trademark has an indefinite life. The amounts assigned to the customer relationships and non-compete agreements are being amortized over 5 and 3 years, respectively. The Company also expects the acquisition to expand its direct marketing presence in Scandinavia.

The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets net of cash	$5,082
Property, plant & equipment	2,743
Goodwill	22,844
Customer relationships	8,903
Trademarks	6,878
Non-compete agreements	186

Total assets acquired net of cash	46,636
Liabilities assumed	7,555
Debt assumed	1,432

Net assets acquired	$37,649

The results of the operations of the acquired business have been included since the date of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisitions during the twelve months ended July 31, 2012, is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.

In July 2012, the Company sold certain net assets of its Etimark business, a manufacturer of bar-code labels and other identification products, based in Bad Nauheim, Germany. The Etimark business had operations in the Company’s EMEA segment. The Company received proceeds of $856, net of cash retained in the business. The transaction resulted in a pre-tax loss of $204, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Consolidated Statement of Income for the year ended July 31, 2012. The divestiture of the Etimark business was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core businesses.

Fiscal 2011

In November 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s Asia-Pacific segment. The purchase price allocation resulted in $4,792 assigned to goodwill, $1,846 assigned to customer relationships, and $487 assigned to non-compete agreements. The amounts assigned to the customer relationships and non-compete agreements are being amortized over 10 and 5 years, respectively. The acquisition further strengthened the Company’s position in the people identification business in Australia and within the segment.

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

In December 2010, the Company sold its Teklynx business, a barcode software company. The Teklynx business had operations primarily in the Company’s Americas and EMEA segments. The Company received proceeds of $12,980, net of cash retained in the business. The transaction resulted in a pre-tax gain of $4,394, which was accounted for in “Selling, general, and administrative expenses” (“SG&A”) on the Consolidated Statement of Income for the year ended July 31, 2011. The divestiture of the Teklynx business was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core businesses.

Fiscal 2010

In March 2010, the Company acquired Securimed SAS (“Securimed”), based in Coudekerque, France for $10,132. Securimed is a leading French supplier and distributor of customized first-aid kits and supplies, and related healthcare products including personal protection, disinfection and hygiene products, diagnosis materials, and products for emergency response. The Securimed business is included in the Company’s EMEA segment.

In December 2009, the Company acquired Stickolor Industria e Comercio de Auto Adesivos Ltda. (“Stickolor”), based in Saõ Paulo, Brazil for $18,459. Stickolor manufactures screen-printed custom labels, overlays and nameplates for automobiles, tractors, motorcycles, electronics, white goods and general industrial markets. The Stickolor business is included in the Company’s Americas segment.

In October 2009, the Company acquired certain assets of the Welco division of Welconstruct Group Limited, based in the United Kingdom for $1,840. The Welco division conducts a direct marketing business platform consisting of sales of storage, handling, office and workplace products, and equipment via catalog and the internet to industrial and commercial markets under the name and title “Welco.” The Welco business is included in the Company’s EMEA segment.

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

The results of the operations of the acquired businesses have been included since the respective dates of acquisition in the accompanying consolidated financial statements. Pro-forma information related to the acquisitions during the twelve months ended July 31, 2010 is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.

3. Employee Benefit Plans

The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) outlined by the plan. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008, and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.

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

The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2012 and 2011. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2012	2011
Obligation at beginning of year	$15,011	$15,277
Service cost	644	666
Interest cost	633	694
Actuarial (gain)/loss	1,104	(955)
Benefit payments	(2,062)	(671)
Plan amendments	(1,105)	—

Obligation at end of fiscal year	$14,225	$15,011

The plan was amended to exclude dental and vision benefits for retirees over the age of 65, resulting in a reduction of $1,105 in the pension obligation as of July 31, 2012. Benefit payments were $2,062 in fiscal 2012 as compared to $671 in fiscal 2011, which is the result of four large claims realized within the Company’s self-insured retiree population.

As of July 31, 2012 and 2011, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2012	2011
Current liability	$716	$1,054
Noncurrent liability	13,509	13,957

	$14,225	$15,011

As of July 31, 2012 and 2011, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2012	2011
Net actuarial gain	$1,837	$3,131
Prior service credit	1,405	503

	$3,242	$3,634

Net periodic benefit cost for the Plan for fiscal years 2012, 2011, and 2010 includes the following components:

	Years Ended July 31,
	2012	2011	2010
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$644	$666	$662
Prior service credit	(203)	(82)	(64)
Interest cost on accumulated postretirement benefit obligation	633	694	795
Amortization of unrecognized gain	(189)	(76)	(206)

Periodic postretirement benefit cost	$885	$1,202	$1,187

The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $45 and $203, respectively.

The following assumptions were used in accounting for the Plan:

	2012	2011	2010
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	3.25%	4.50%	4.50%
Weighted average discount rate used in determining net periodic benefit cost	4.50%	4.50%	5.50%
Assumed health care trend rate used to measure APBO at July 31	8.00%	8.00%	8.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year the ultimate trend rate is reached	2016	2017	2016

The discount rate utilized in preparing the accumulated postretirement benefit obligation liability was reduced from 4.50% in fiscal 2011 to 3.25% in fiscal 2012 as a result of a decline in the bond yield as of the Company’s measurement date of July 31, 2012.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the Plan:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on future service and interest cost	$10	$(10)
Effect on accumulated postretirement benefit obligation at July 31, 2012	296	(386)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2013	$716
2014	760
2015	817
2016	878
2017	985
2018 through 2021	6,593

The Company sponsors defined benefit pension plans that provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2012 and 2011, the accumulated pension obligation related to these plans was $4,021 and $2,612, respectively. As of July 31, 2012 and 2011, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying balance sheets were ($828) and $525, respectively. The net periodic benefit cost for these plans was $299, $301, and $265 as of July 31, 2012, 2011, and 2010.

The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. At July 31, 2012 and 2011, $4,371 and $4,752, respectively, of accrued retirement and profit-sharing contributions were included in other current liabilities and other long-term liabilities on the accompanying consolidated balance sheets.

The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2012 and 2011, $13,738 and $12,299, respectively, of deferred compensation was included in other long-term liabilities in the accompanying consolidated balance sheets.

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

The amounts charged to expense for the retirement and profit sharing described above were $14,458, $14,911, and $12,547 during the years ended July 31, 2012, 2011, and 2010, respectively.

4. Income Taxes

Income (loss) before income taxes consists of the following:

	Years Ended July 31,
	2012	2011	2010
United States	$42,597	$29,913	$4,423
Other Nations	(19,847)	114,145	104,979

Total	$22,750	$144,058	$109,402

Income taxes consist of the following:

	Years Ended July 31,
	2012	2011	2010
Current income tax expense:
United States	$8,781	$5,784	$474
Other Nations	39,272	37,384	32,800
States (U.S.)	2,287	399	1,006

	50,340	43,567	34,280

Deferred income tax (benefit) expense:
United States	(1,480)	(5,161)	(4,604)
Other Nations	(7,325)	(3,746)	(1,942)
States (U.S.)	(874)	746	(288)

	(9,679)	(8,161)	(6,834)

Total	$40,661	$35,406	$27,446

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

The approximate tax effects of temporary differences are as follows:

	July 31, 2012
	Assets	Liabilities	Total
Inventories	$4,984	$(4)	$4,980
Prepaid catalog costs	13	(3,520)	(3,507)
Employee benefits	2,980	(4)	2,976
Accounts receivable	1,370	(11)	1,359
Other, net	7,267	(3,221)	4,046

Current	16,614	(6,760)	9,854

Fixed Assets	2,146	(5,703)	(3,557)
Intangible Assets	1,885	(39,561)	(37,676)
Capitalized R&D expenditures	2,047	—	2,047
Deferred compensation	27,122	—	27,122
Postretirement benefits	7,429	—	7,429
Tax credit carry-forwards and net operating losses	68,148	—	68,148
Less valuation allowance	(25,847)	—	(25,847)
Other, net	156	(7,146)	(6,990)

Noncurrent	83,086	(52,410)	30,676

Total	$99,700	$(59,170)	$40,530

	July 31, 2011
	Assets	Liabilities	Total
Inventories	$5,328	$(37)	$5,291
Prepaid catalog costs	18	(3,038)	(3,020)
Employee benefits	892	—	892
Accounts receivable	1,979	(75)	1,904
Other, net	8,429	(2,363)	6,066

Current	16,646	(5,513)	11,133

Fixed Assets	2,189	(7,672)	(5,483)
Intangible Assets	1,964	(33,798)	(31,834)
Capitalized R&D expenditures	2,807	—	2,807
Deferred compensation	23,654	—	23,654
Postretirement benefits	6,764	—	6,764
Tax credit carry-forwards and net operating losses	62,638	—	62,638
Less valuation allowance	(27,476)	—	(27,476)
Other, net	2,453	—	2,453

Noncurrent	74,993	(41,470)	33,523

Total	$91,639	$(46,983)	$44,656

Tax loss carry-forwards at July 31, 2012 are comprised of:

•	Foreign net operating loss carry-forwards of $101,904, of which $87,996 have no expiration date and the remainder of which expire within the next 5-8 years.

•	State net operating loss carry-forwards of $46,504, which expire from 2014 to 2032.

•	Foreign tax credit carry-forwards of $31,079, which expire from 2018 to 2022.

•	State research and development credit carry-forwards of $3,457, which expire from 2018 to 2027.

The valuation allowance decreased by $1,629 during the fiscal year ended July 31, 2012 and decreased by $34 during the fiscal year ended July 31, 2011. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.

Rate Reconciliation

A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2012		2011		2010
Tax at statutory rate Goodwill impairment	35.0 178.0	% %	35.0 0.0	% %	35.0 0.0	% %
State income taxes, net of federal tax benefit	0.7%		0.0%		0.6%
International rate differential	(43.3)%		(6.3)%		(9.8)%
Non-creditable withholding taxes	14.3%		0.8%		1.8%
Rate variances arising from foreign subsidiary distributions	(39.9)%		(6.5)%		(2.6)%
Adjustments to tax accruals and reserves	58.5%		3.8%		(0.5)%
Research and development tax credits and section 199 manufacturer’s deduction	(6.4)%		(1.1)%		(0.3)%
Foreign tax credit carryforward adjustments	(21.1)%		0.0%		0.0%
Other, net	2.9%		(1.1)%		0.9%

Effective tax rate	178.7%		24.6%		25.1%

The Company is eligible for tax holidays on the earnings of certain subsidiaries in Asia, including Thailand and the Philippines. The benefits realized as a result of these tax holidays reduced the consolidated effective tax rate by approximately 0.8%, 1.5%, and 2.3% during the years ended July 31, 2012, 2011, and 2010, respectively. These tax holidays are in the process of expiring and are anticipated to be fully exhausted by 2020.

Uncertain Tax Positions

On August 1, 2007, the Company adopted guidance regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions.

A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2009	$19,462

Additions based on tax positions related to the current year	1,989
Additions for tax positions of prior years	3,934
Reductions for tax positions of prior years	(6,672)
Lapse of statute of limitations	(194)
Settlements with tax authorities	(1,054)
Cumulative Translation Adjustments and other	203

Balance at July 31, 2010	$17,668

Additions based on tax positions related to the current year	5,147
Additions for tax positions of prior years	2,387
Reductions for tax positions of prior years	(291)
Lapse of statute of limitations	(2,803)
Settlements with tax authorities	(728)
Cumulative Translation Adjustments and other	963

Balance at July 31, 2011	$22,343

Additions based on tax positions related to the current year	6,983
Additions for tax positions of prior years	9,460
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(949)
Settlements with tax authorities	—
Cumulative Translation Adjustments and other	(1,305)

Balance at July 31, 2012	$36,532

Approximately $31,070 of unrecognized tax benefits, if recognized, would affect the Company’s effective income tax rate. The Company has classified $29,765 and $22,343, excluding interest and penalties, of the reserve for uncertain tax positions in Other Liabilities on the Consolidated Balance Sheet as of July 31, 2012 and 2011, respectively. The Company has classified $6,768, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the Consolidated Balance Sheet as of July 31, 2012.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income.

Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company’s tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During the years ended July 31, 2012, 2011, and 2010, the Company recognized a $539 increase in interest expense, a $990 reduction in interest expense, and a $33 increase in interest expense, as well as $855, $500 and $780 of penalties, respectively, related to the reserve for uncertain tax positions. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2012 and 2011, the Company had $1,986 and $1,507, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2012 and 2011, the Company had $2,840 and $2,229, respectively, accrued for penalties on unrecognized tax benefits.

The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $13,563 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations. The maximum amount that would be recognized through the consolidated statements of income as expense is $5,686, and the remainder would result in a balance sheet reclassification.

During the year ended July 31, 2012, the Company recognized tax benefits associated with the lapse of statutes of limitations.

The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company’s major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’09 — F’12
France	F’12
Germany	F’06 — F’12
United Kingdom	F’09 — F’12

Unremitted Earnings

The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2012, were approximately $467,066. These earnings have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $61.3 million, $61.3 million, and $44.9 million during the years ended July 31, 2012, 2011, and 2010, respectively.

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous credit agreement. Under the new credit agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the new credit facility may be increased from $300 million up to $450 million. As of July 31, 2012, there were no outstanding borrowings under the credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2012, the Company was in compliance with the financial covenant of the June 2004, February 2006, March 2007, and May 2010 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.5 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2012, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.5 to 1.0 and the interest expense coverage ratio equal to 11.4 to 1.0.

Long-term obligations consist of the following as of July 31:

	2012	2011
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$36,912	$43,194
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	55,368	64,791
USD-denominated notes payable through 2014 at a fixed rate of 5.14%	37,500	56,250
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	104,571	130,714
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	81,857	98,229

	$316,208	$393,178

Less current maturities	$(61,264)	$(61,264)

	$254,944	$331,914

The estimated fair value of the Company’s long-term obligations was $338,668 and $416,694 at July 31, 2012 and July 31, 2011, respectively, as compared to the carrying value of $316,208 and $393,178 at July 31, 2012 and July 31, 2011, respectively. The fair value of the long-term obligations, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.

Maturities on long-term debt are as follows:

Years Ending July 31,
2013	$61,264
2014	61,264
2015	42,514
2016	42,514
2017	53,283
Thereafter	55,369

Total	$316,208

The Company had outstanding letters of credit of $3,762 and $1,466 at July 31, 2012 and 2011, respectively.

6. Stockholders’ Investment

Information as to the Company’s capital stock at July 31, 2012 and 2011 is as follows:

	July 31, 2012			July 31, 2011
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35

			$548			$548

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

The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2012, 2011, and 2010:

	Unearned Restricted Stock	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2009	$(4,747)	$13,282	$(13,027)	$(4,492)

Shares at July 31, 2009		671,650	671,650

Sale of shares at cost	—	(1,247)	1,536	289
Purchase of shares at cost	—	813	(813)	—
Amortization of restricted stock	1,374	—	—	1,374

Balances at July 31, 2010	$(3,373)	$12,848	$(12,304)	$(2,829)

Shares at July 31, 2010		614,988	614,988

Sale of shares at cost	—	(1,421)	1,375	(46)
Purchase of shares at cost	—	666	(666)	—
Issuance of restricted stock	(2,835)	—	—	(2,835)
Amortization of restricted stock	846	—	—	846

Balances at July 31, 2011	$(5,362)	$12,093	$(11,595)	$(4,864)

Shares at July 31, 2011		560,078	560,078

Sale of shares at cost	—	(1,407)	1,368	(39)
Purchase of shares at cost	—	924	(924)	—
Amortization of restricted stock	1,599	—	—	1,599

Balances at July 31, 2012	$(3,763)	$11,610	$(11,151)	$(3,304)

Shares at July 31, 2012		517,105	517,105

Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2012, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.

The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under these plans, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based stock options expire 10 years from the date of grant. Restricted shares have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. These shares are referred to herein as “performance-based restricted shares.”

As of July 31, 2012, the Company has reserved 6,536,751 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 5,008,350 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the various plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

Changes in the options are as follows:

	Option Price	Options Outstanding	Weighted Average Exercise Price
Balance, July 31, 2009	$13.31–$40.37	3,980,606	$27.96

Options granted	24.78 – 33.28	1,446,500	29.08
Options exercised	14.16 – 31.54	(241,403)	18.16
Options cancelled	15.28 – 38.31	(76,967)	31.91

Balance, July 31, 2010	$13.31–$40.37	5,108,736	$28.69

Options granted	28.35 – 37.95	1,365,500	28.86
Options exercised	14.16 – 29.78	(417,888)	19.62
Options cancelled	16.39 – 38.31	(330,331)	31.37

Balance, July 31, 2011	$13.31–$40.37	5,726,017	$29.24

Options granted	27.00 – 33.54	1,212,450	27.91
Options exercised	13.31 – 29.78	(266,991)	20.21
Options cancelled	16.00 – 38.31	(417,725)	31.16

Balance, July 31, 2012	$13.31–$40.37	6,253,751	$29.24

The total fair value of options vested during the fiscal years ended July 31, 2012, 2011, and 2010 was $8,016, $6,822, and $5,548, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2012, 2011, and 2010 was $3,096, $5,701, and $3,004, respectively.

There were 3,503,963, 3,316,815, and 3,100,955 options exercisable with a weighted average exercise price of $29.69, $29.83, and $28.85 at July 31, 2012, 2011, and 2010, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2012, 2011, and 2010 was $3,864, $8,193, and $3,717, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2012, 2011, and 2010 was $777, $682, and $866, respectively.

The following table summarizes information about stock options outstanding at July 31, 2012:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2012	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2012	Weighted Average Exercise Price
Up to $14.99	125,000	0.6	$13.31	125,000	$13.31
$15.00 to $29.99	4,634,451	6.9	27.08	1,914,296	24.95
$30.00 and up	1,494,300	4.1	37.25	1,464,667	37.28

Total	6,253,751	6.1	29.24	3,503,963	29.69

As of July 31, 2012, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $7,327 and $7,326, respectively.

7. Segment Information

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest, investment and other income and income taxes are also excluded when evaluating segment performance. Intersegment sales and transfers are recorded at cost plus a standard percentage markup.

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

Following is a summary of segment information for the years ended July 31, 2012, 2011, and 2010:

	Americas	EMEA	Asia-Pacific	Total Region	Corporate and Eliminations	Total Company
Year ended July 31, 2012:
Revenues from external customers	$589,925	$389,156	$345,188	$1,324,269	$—	$1,324,269
Intersegment revenues	40,440	3,577	29,798	73,815	(73,815)	—
Depreciation and amortization expense	13,706	7,511	16,447	37,664	6,323	43,987
Segment profit	155,657	105,643	31,704	293,004	(7,328)	285,676
Assets	708,216	332,936	248,965	1,290,117	317,602	1,607,719
Expenditures for property, plant and equipment	13,623	3,417	7,107	24,147	—	24,147
Year ended July 31, 2011:
Revenues from external customers	$577,428	$404,955	$357,214	$1,339,597	$—	$1,339,597
Intersegment revenues	41,638	3,054	24,500	69,192	(69,192)	—
Depreciation and amortization expense	15,682	8,147	15,515	39,344	9,483	48,827
Segment profit	145,516	112,047	50,105	307,668	(15,742)	291,926
Assets	735,003	333,977	389,465	1,458,445	403,060	1,861,505
Expenditures for property, plant and equipment	8,212	2,626	8,620	19,458	1,074	20,532
Year ended July 31, 2010:
Revenues from external customers	$551,185	$380,121	$327,790	$1,259,096	$—	$1,259,096
Intersegment revenues	43,136	4,456	18,188	65,780	(65,780)	—
Depreciation and amortization expense	21,142	8,088	15,749	44,979	8,043	53,022
Segment profit	125,169	103,316	52,105	280,590	(14,131)	266,459
Assets	754,753	313,204	362,653	1,430,610	315,921	1,746,531
Expenditures for property, plant and equipment	8,502	1,535	9,946	19,983	6,313	26,296

	Years Ended July 31,
	2012	2011	2010
Net income reconciliation:
Total profit for reportable segments	$293,004	$307,668	$280,590
Corporate and eliminations	(7,328)	(15,742)	(14,131)
Unallocated amounts: Administrative costs	(118,120)	(120,546)	(121,689)
Restructuring costs	(12,110)	(9,188)	(15,314)
Impairment charge	(115,688)	—	—
Investment and other income — net	2,082	3,990	1,168
Interest expense	(19,090)	(22,124)	(21,222)

Income before income taxes	22,750	144,058	109,402
Income taxes	(40,661)	(35,406)	(27,446)

Net income	$(17,911)	$108,652	$81,956

	Revenues* Years Ended July 31,			Long-Lived Assets** As of Years Ended July 31,
	2012	2011	2010	2012	2011	2010
Geographic information:
United States	$553,209	$535,412	$521,318	$479,791	$488,571	$507,481
China	133,209	164,640	156,842	46,797	118,945	118,953
Other	711,665	708,737	646,716	364,337	422,703	391,214
Eliminations	(73,814)	(69,192)	(65,780)	—	—	—

Consolidated total	$1,324,269	$1,339,597	$1,259,096	$890,925	$1,030,219	$1,017,648

*	Revenues are attributed based on country of origin.
**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

Following is a summary of sales by business platform for the years ended July 31, 2012, 2011, and 2010:

	2012	2011	2010
ID Solutions	$746,608	$742,299	$688,364
Direct Marketing	355,916	357,734	333,924
Die-Cut	221,745	239,564	236,808

Total	1,324,269	1,339,597	1,259,096

8. Net Income Per Common Share

Net income per Common Share is computed by dividing net income (after deducting restricted stock dividends and the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 52,453,285 for 2012, 52,639,355 for 2011, and 52,402,387 for 2010. The preferential dividend on the Class A Common Stock of $.01665 per share has been added to the net income per Class A Common Share for all years presented.

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

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2012	2011	2010
Numerator
Net (loss) income (numerator for basic and diluted Class A net income per share)	$(17,911)	$108,652	$81,956
Less:
Restricted stock dividends	(2029)	(223)	(147)

Numerator for basic and diluted Class A net income per share	$(18,140)	$108,429	$81,809

Less:
Preferential dividends	(818)	(820)	(816)
Preferential dividends on dilutive stock options	(5)	(6)	(11)

Numerator for basic and diluted Class B net income per share	$(18,963)	$107,603	$80,982

Denominator:
Denominator for basic net (loss) income per share for both Class A and B	52,453	52,639	52,402
Plus: effect of dilutive stock options	—	494	544

Denominator for diluted net (loss) income per share for both Class A and B	52,453	53,133	52,946

Class A common stock net (loss) income per share calculation:
Basic	$(0.35)	$2.06	$1.56
Diluted	$(0.35)	$2.04	$1.55
Class B common stock net (loss) income per share calculation:
Basic	$(0.36)	$2.04	$1.55
Diluted	$(0.36)	$2.03	$1.53

In accordance with ASC 260, “Earnings per Share,” dilutive options were not included in the computation of diluted loss per share for fiscal 2012 since to do so would reduce the calculated loss per share.

Options to purchase 4,592,486, 3,049,611 and 2,832,337 shares of Class A Nonvoting Common Stock for fiscal years ended July 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted net loss or net gain per share because the impact of the inclusion of the options would have been anti-dilutive.

9. Commitments and Contingencies

The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to operations on a straight-line basis was $17,609, $22,213, and $23,712 for the years ended July 31, 2012, 2011, and 2010, respectively. Future minimum lease payments required under such leases in effect at July 31, 2012 are as follows, for the years ending July 31:

2013	$16,280
2014	13,917
2015	9,815
2016	6,934
2017	5,610
Thereafter	16,752

$69,308

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2012, and July 31, 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value Measurements Using Inputs Considered as
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Balance Sheet Classification
July 31, 2012:
Trading Securities	$12,676	$—	$—	$12,676	Other assets
Foreign exchange contracts — cash flow hedges	—	1,156	—	1,156	Prepaid expenses and other current assets
Foreign exchange contracts	—	78	—	78	Prepaid expenses and other current assets

Total Assets	$12,676	$1,234	$—	$13,910

Foreign exchange contracts— cash flow hedges	$—	$210	$—	$210	Other current liabilities
Foreign exchange contracts — net investment hedges	—	71	—	71	Other current liabilities

Foreign exchange contracts	—	—	—	—	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	99,081	—	99,081	Long term obligations, less current maturities

Total Liabilities	$—	$99,362	$—	$99,362

July 31, 2011:
Trading Securities	$10,897	$—	$—	$10,897	Other assets
Foreign exchange contracts — cash flow hedges	—	16	—	16	Prepaid expenses and other current assets
Foreign exchange contracts	—	3	—	3	Prepaid expenses and other current assets

Total Assets	$10,897	$19	$—	$10,916

Foreign exchange contracts — cash flow hedges	$—	$830	$—	$830	Other current liabilities
Foreign exchange contracts – net investment hedges	—	5,295	—	5,295	Other current liabilities
Foreign exchange contracts	—	2	—	2	Other current liabilities
Foreign currency denominated debt — net investment hedge	—	107,985	—	107,985	Long term obligations, less current maturities

Total Liabilities	$—	$114,112	$—	$114,112

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2012 and 2011.

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

During fiscal 2012, goodwill with a carrying amount of $163,702 in the former North/South Asia reporting unit was written down to its estimated implied fair value of $48,014, resulting in a non-cash impairment charge of $115,688. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Intangible assets consisted of customer lists, and were valued using the income approach based upon customers in existence at the valuation date. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $48,014, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.

11. Restructuring

In fiscal 2010, the Company continued the execution of its restructuring actions announced in fiscal 2009. As a result of these actions, the Company recorded restructuring charges of $15,314 in fiscal 2010. The restructuring charges included $10,850 of employee separation costs, $2,260 of non-cash fixed asset write-offs, $1,493 of other facility closure related costs, and $711 of contract termination costs. Of the $15,314 of restructuring charges recorded during the fiscal year ended July 31, 2010, $7,158 was incurred in the Americas, $5,350 was incurred in EMEA, and $2,806 was incurred in Asia-Pacific.

In fiscal 2011, the Company continued executing its restructuring actions initiated in the prior periods and recorded restructuring charges of $9,188. The fiscal 2011 restructuring charges consisted of $6,341 of employee separation costs, $2,155 of non-cash fixed asset write-offs, $449 of other facility closure related costs, and $243 of contract termination costs. Of the $9,188 of restructuring charges recorded during the fiscal year ended July 31, 2011, $5,445 was incurred in the Americas, $3,340 was incurred in EMEA, and $403 was incurred in Asia-Pacific. The costs related to these restructuring activities have been recorded on the consolidated statements of income as restructuring charges.

During fiscal 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring charges of $12,110, which consisted of $10,944 of employee separation costs, $458 of fixed asset write-offs, $521 of other facility closure related costs, and $187 of contract termination costs. Of the $12,110 of restructuring charges recorded during fiscal 2012, $3,531 was incurred in the Americas, $6,898 was incurred in EMEA, and $1,681 was incurred in Asia-Pacific. The increase in restructuring charges in EMEA during fiscal 2012 compared to fiscal 2011 was related to the die-cut facility in Sweden. The costs related to these restructuring activities have been recorded on the consolidated statements of income as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.

A reconciliation of the Company’s restructuring activity for fiscal 2010, 2011 and 2012 is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2009	$4,445	$—	$877	$5,322

Restructuring charge	10,850	2,260	2,204	15,314
Non-cash write-offs	—	(2,260)	—	(2,260)
Cash payments	(9,240)	—	(2,975)	(12,215)

Ending balance, July 31, 2010	$6,055	$—	$106	$6,161

Restructuring charge	6,341	2,155	692	9,188
Non-cash write-offs	—	(2,155)	—	(2,155)
Cash payments	(10,189)	—	(749)	(10,938)

Ending balance, July 31, 2011	$2,207	$—	$49	$2,256

Restructuring charge	$10,944	$458	$708	$12,110
Non-cash write-offs	—	(458)	—	(458)
Cash payments	(4,342)	—	(492)	(4,834)

Ending balance, July 31, 2012	$8,809	$—	$265	$9,074

12. Derivatives and Hedging Activities

The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions and net investments. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of 18 months or less, which qualify as either cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objectives of the Company’s foreign currency exchange risk management are to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of July 31, 2012 and July 31, 2011, the notional amount of outstanding forward exchange contracts was $61,169 and $80,807, respectively.

Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the twelve-month periods ended July 31, 2012 and 2011.

The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Japanese Yen, Swiss Franc, Malaysian Ringgit and Singapore Dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from sales and identified inventory or other asset purchases.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2012 and 2011, unrealized gains of $1,348 and unrealized losses of $1,535 have been included in OCI, respectively. All balances are expected to be reclassified from OCI to earnings during the next fifteen months when the hedged transactions impact earnings.

At July 31, 2012 and July 31, 2011, the Company had $1,156 and $16, respectively, of forward exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying Consolidated Balance Sheets. At July 31, 2012 and July 31, 2011, the Company had $210 and $830, respectively, of forward exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying Consolidated Balance Sheets. At July 31, 2012 and July 31, 2011, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $39,458 and $30,519, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.

The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. During the year ended July 31, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. No intercompany loans were designated as net investment hedges as of July 31, 2011. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to hedge portions of the Company’s net investment in Euro-denominated foreign operations. As net investment hedges, the currency effects of the debt obligations are reflected in the foreign currency translation adjustments component of accumulated other comprehensive income where they offset gains and losses recorded on the Company’s net investment in Euro-denominated operations. The Company’s foreign denominated debt obligations are valued under a market approach using published spot prices.

During the three and twelve month period ended July 31, 2012, the Company used forward foreign exchange currency contracts designated as net investment hedges to hedge portions of the Company’s net investments in Euro denominated, Singapore Dollar denominated, and Malaysian Ringgit denominated foreign operations. For hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in the foreign exchange translation adjustment component of accumulated other comprehensive income where it offsets gains and losses recorded on the Company’s net investment in these foreign operations. Any ineffective portions are recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2012 and July 31, 2011, the Company had $71 and $5,295, respectively, of forward foreign exchange currency contracts designated as net investment hedges included in “Other current liabilities” on the Consolidated Balance Sheet. At July 31, 2012 and July 31, 2011, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $10,650 and $50,000, respectively.

Fair values of derivative instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2012		July 31, 2011		July 31, 2012		July 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$1,156	Prepaid expenses and other current assets	$16	Other current liabilities	$210	Other current liabilities	$830

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$71	Other current liabilities	$5,295

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$99,081	Long term obligations, less current maturities	$107,985

Total derivatives designated as hedging instruments		$1,156		$16		$99,362		$114,110

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$78	Prepaid expenses and other current assets	$3	Other current liabilities	$—	Other current liabilities	$2

Total derivatives not designated as hedging instruments		$78		$3		$—		$2

The pre-tax effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Income consisted of the following:

Derivatives in	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Cash Flow Hedging	Year Ended July 31,		OCI into Income	Year Ended July 31,		(Ineffective	Year Ended July 31,
Relationships	2012	2011	(Effective Portion)	2012	2011	Portion)	2012	2011
Foreign exchange contracts	$1,348	$(1,535)	Cost of goods sold	$494	$(1,781)	Cost of goods sold	$—	$—

Total	$1,348	$(1,535)		$494	$(1,781)		$—	$—

The pre-tax effects of derivative instruments designated as net investment hedges on the Consolidated Balance Sheet consisted of the following:

Derivatives in Net Investment	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified From Accumulated	Amount of Gain or (Loss) Reclassified From Accumulated OCI Into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Hedging	Year Ended July 31,		OCI into Income	Year Ended July 31,		(Ineffective	Year Ended July 31,
Relationships	2012	2011	(Effective Portion)	2012	2011	Portion)	2012	2011
Foreign exchange contracts	$(1,041)	$(4,589)	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Foreign currency intercompany debt	$547	$—	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Foreign currency denominated debt	$15,705	$(13,070)	Investment and other income — net	$—	$—	Investment and other income — net	$—	$—

Total	$15,211	$(17,659)		$—	$—		$—	$—

The pre-tax effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income consisted of the following:

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative
Hedging Instruments	Derivative	2012	2011
Foreign exchange contracts	Other income (expense)	$131	$(945)

Total		$131	$(945)

13. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2012
Net Sales	$349,508	$320,584	$331,629	$322,548	$1,324,269
Gross Margin	167,831	153,305	160,047	155,123	636,306
Operating Income (Loss)*	49,090	(77,198)	40,953	26,913	39,758
Net Income (Loss)	32,732	(89,954)	27,652	11,659	(17,911)
Net Income (Loss) Per
Class A Common Share:
Basic	$0.62	$(1.72)	$0.53	$0.22	$(0.35)
Diluted **	0.62	(1.72)	0.52	0.22	(0.35)
2011
Net Sales	$329,588	$329,009	$337,896	$343,104	$1,339,597
Gross Margin	164,512	159,010	167,638	165,036	656,196
Operating Income*	41,603	37,080	40,871	42,638	162,192
Net Income	26,281	24,199	28,589	29,583	108,652
Net Income Per
Class A Common Share:
Basic	$0.50	$0.46	$0.54	$0.56	$2.06
Diluted ***	0.50	0.46	0.54	0.56	2.04

*

Fiscal 2012 had before tax restructuring charges of $3,440 for the third quarter ended April 30, 2012, and $8,670 for the fourth quarter ended July 31, 2012, for a total of $12,110. Fiscal 2011 had before tax restructuring charges by quarter of $3,641, $2,134, $1,211, and $2,202 for a total of $9,188.

**

As a result of the $115.7 million goodwill impairment charge recorded during the second quarter ended January 31, 2012, the Company recorded a net loss in the quarter of $90.0 million. Because of this loss, the sum of quarterly EPS does not equal the year-to-date total for fiscal 2012 due to the impact of dilution.

***	The sum of the quarters does not equal the year-to-date total for fiscal 2011 due to rounding.

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2012, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brady Corporation

Milwaukee, WI

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report (Management’s Report on Internal Control over Financial Reporting). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2012, of the Company and our report dated September 27, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, WI

September 27, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	54	President, CEO and Director
Thomas J. Felmer	50	Senior V.P., CFO
Stephen Millar	51	President — Brady Asia-Pacific and V.P., Brady Corporation
Peter C. Sephton	53	President — Brady EMEA and V.P., Brady Corporation
Matthew O. Williamson	56	President — Brady Americas and V.P., Brady Corporation
Allan J. Klotsche	47	Senior V.P. — Human Resources
Robert L. Tatterson	47	V.P. and Chief Technology Officer
Bentley N. Curran	50	V.P. and Chief Information Officer
Kathleen M. Johnson	58	V.P. and Chief Accounting Officer
Aaron J. Pearce	41	V.P. and Treasurer
Patrick W. Allender	65	Director
Gary S. Balkema	57	Director
Chan W. Galbato	49	Director
Conrad G. Goodkind	68	Director
Frank W. Harris	70	Director
Elizabeth Pungello	45	Director
Bradley C. Richardson	54	Director

Frank M. Jaehnert — Mr. Jaehnert has served on the Company’s Board of Directors and as the Company’s President and CEO since 2003. Mr. Jaehnert joined the Company in 1995 and served in leadership positions in a variety of different functions and businesses, including that of CFO from 1996 to 2002, before his promotion to President and CEO in 2003. Previously, he served in a variety of financial roles at Robert Bosch, GmbH, including treasurer of a subsidiary. His broad operating and functional experience and in-depth knowledge of Brady’s businesses are particularly valuable given the diverse nature of Brady’s portfolio. These experiences, combined with Mr. Jaehnert’s talent for leadership and his long-term strategic perspective, have helped drive the Company’s growth and performance during his tenure as Director and CEO. He currently sits on the Board of Regents of the Milwaukee School of Engineering; the Board of Trustees of the Manufacturers Alliance/MAPI; and the Business Advisory Council of the Sheldon B. Lubar School of Business at the University of Wisconsin — Milwaukee. In 2012, Mr. Jaehnert was elected to the Board of Directors for Nordson Corporation (NASDAQ:NDSN).

Thomas J. Felmer — Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady’s U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the European direct marketing business platforms, which he also led for two years. In 2003, Mr. Felmer returned to the United States where he was responsible for Brady’s global sales and marketing processes, Brady Software businesses, and integration leader of the EMED acquisition. In June 2004, he was appointed President-Direct Marketing Americas, and was named Chief Financial Officer in January 2008.

Stephen Millar — Mr. Millar joined the Company in 1999 as Managing Director of Brady Australia, a position he held until 2008 when he joined Brady Americas’ leadership team as Vice-President and General Manager responsible for its portfolio of people identification, medical and education businesses. In 2010, he returned to Asia in the role of MRO Director for the region. He was appointed to his current position, President-Brady Asia Pacific in March 2011. Prior to joining Brady, Mr. Millar served in a variety of leadership positions in Australia and New Zealand with GNB Technologies, a global manufacturer of automotive and industrial batteries. He holds a Bachelor of Commerce and Administration degree from Victoria University of Wellington, New Zealand and is a member of the institute of Chartered Accountants of New Zealand.

Peter C. Sephton — Mr. Sephton joined the Company in 1997 as Managing Director of Seton-U.K. In 2000 he additionally became responsible for the UK Signmark division, and from 2001 to 2003 he served as Managing Director for Brady’s Identification Solutions Business in Europe. In April 2003, he was appointed to his current position, President-Brady EMEA. Before joining Brady, Mr. Sephton served in a variety of international leadership roles with leading industrial publicly traded FTSE 250 organizations such as Tate and Lyle Plc, Sutcliffe Speakman Plc and Morgan Crucible Plc. He is a graduate in accountancy and law from The University of Wales (UCC) and serves as a Non Executive Director of Constantine PLC, a UK domiciled company involved in specialized manufacturing and logistics and property.

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

Bentley N. Curran — Mr. Curran joined the Company in 1999 and has held several technology leadership positions until being named Vice President of Information Technology in 2005. In October 2007, he was appointed Chief Information Officer of Brady globally. In February 2012, he was appointed to his current position, Vice President of Digital Business and Chief Information Officer. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a Bachelor of business administration from Marian University and holds an associate of science degree in electronics and engineering systems.

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

Aaron J. Pearce — Mr. Pearce joined the Company in 2004 as Director of Internal Audit. From 2006 to 2008, he served as Finance Director for Brady’s Asia Pacific Region. From 2008 to 2009, he served as the Global Tax Director. In January 2010, he assumed the role of Treasurer and Director of Investor Relations. Prior to Brady, Mr. Pearce was with Deloitte & Touche LLP and started his career in banking. He holds a bachelors degree in business administration from the University of Wisconsin-Milwaukee and is a certified public accountant.

Patrick W. Allender — Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. Additionally, he served as a public accountant at Arthur Andersen LLC from 1968 to 1985. He has served as a director of Colfax Corporation since 2008 and Diebold, Inc. since May 2011. Mr. Allender’s strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.

Gary S. Balkema — Mr. Balkema was elected to the Board of Directors in 2010. He currently serves as the Chair of the Management Development and Compensation Committee and is a member of the Technology Committee. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division, which has four billion dollars in sales and over 5,400 employees. He was also responsible for overseeing Bayer LLC USA’s compliance program. He has over 20 years of general management experience. Mr. Balkema brings strong experience in consumer marketing skills and mergers and acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company’s portfolio.

Chan W. Galbato — Mr. Galbato was elected to the Board of Directors in 2006. He currently serves as Brady’s Lead Independent Director and as a member of the Audit, Management Development and Compensation, and Technology Committees. He has extensive executive leadership experience including his current role as Chief Executive Officer of Cerberus Operations and Advisory Company, LLC. Mr. Galbato was President and CEO of the Controls division of Invensys plc. Prior to that, Mr. Galbato held positions as President of Services at The Home Depot, President and CEO of Armstrong Floor Products, CEO of Choice Parts LLC, and CEO of Coregis Insurance Company, a GE Capital company. Mr. Galbato is Chairman of the Board of YP Holdings, Blue Bird Corporation, and North American Bus Industries, Inc., and NewPage Corporation and is a member of the Board of Tower International, Inc. His public company leadership experience gives him insight into business strategy, leadership and executive compensation and his public company and private equity experience give him insight into technology trends, acquisition strategy and financing, each of which represents an area of key strategic opportunity for the Company.

Conrad G. Goodkind — Mr. Goodkind was elected to the Board of Directors in 2007. He currently serves as the Chair of the Corporate Governance Committee and as a member of the Finance and Audit Committees. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Prior to 1979, he served as Wisconsin’s Deputy Commissioner of Securities. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provides the Board with expertise and insight into governance, business and compliance issues that the Company encounters.

Frank W. Harris, Ph.D — Dr. Harris was elected to the Board of Directors in 1991. He serves as the Chair of the Technology Committee and as a member of the Management Development and Compensation Committee. He served as the Distinguished Professor of Polymer Science and Biomedical Engineering at the University of Akron from 1983 to 2008 and Professor of Chemistry at Wright State University from 1970 to 1983. He is the founder of several technology based companies including Akron Polymer Systems where he serves as President and CEO. Dr. Harris is the inventor of several commercialized products including an optical film that realized over one billion dollars in sales. His extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.

Elizabeth Pungello, Ph. D — Dr. Pungello was elected to the Board of Directors in 2003. She serves as a member of the Management Development and Compensation, Corporate Governance, and Technology Committees. Dr. Pungello is a Scientist at the Frank Porter Graham Development Institute, a Research Assistant Professor in the Developmental Psychology Program at the University of North Carolina at Chapel Hill, and Mentor Faculty at the Center for Developmental Science. She serves on the editorial board of the Journal of Marriage and Family and as a reviewer for several other journals. Dr. Pungello is the President of the Brady Education Foundation in Chapel Hill, N.C. and serves on a number of other non-profit boards. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family’s history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company’s shareholders.

Bradley C. Richardson — Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of Diebold, Inc. He previously served as the Executive Vice President Corporate Strategy and CFO of Modine Manufacturing from 2003 to 2009. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in North America, South America, and Europe. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting, and finance, which are areas of critical importance to the Company as a global public company.

All directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company’s directors or executive officers has any family relationship with any other director or executive officer.

Board Leadership Structure — The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board currently has not appointed a Chairman of the Board. In fiscal 2010, the Board formalized the position of Lead Independent Director, which is elected on an annual basis from among the independent Directors of the Board based upon the recommendation of the Corporate Governance Committee. In fiscal 2011, upon the recommendation of the Corporate Governance Committee, the Board enhanced the duties of the Lead Independent Director, which include, among others, chairing executive sessions of the non-management Directors, meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company, facilitating effective communication among the Chief Executive Officer and all members of the Board, and overseeing the Board’s shareholder communication policies and procedures. Mr. Galbato currently serves as the Lead Independent Director.

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

Director Independence — A majority of the directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange. In determining the independence of a director, the Board must find that a director has no relationship that may interfere with the exercise of his or her independence from management and the Company. Based on these guidelines all directors, with the exception of Mr. Jaehnert, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors — The non-management directors of the Board regularly meet alone without any members of management present. The Lead Independent Director, currently Mr. Galbato, is the presiding Director at these sessions. In fiscal 2012, there were 6 executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

Audit Committee Members — The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chairman), Galbato, Goodkind and Allender. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company’s corporate website at www.bradycorp.com.

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

Corporate Governance Guidelines — Brady’s Corporate Governance Principles, as well as the charters for the Audit Committee, Corporate Governance Committee, and Management Development and Compensation Committee, are available on the Company’s Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2012, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, other than with respect to the following:

•	Elizabeth Pungello’s Form 4 filing on February 3, 2012, contained three transactions made on January 1, 2012 that were inadvertently reported late.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

Our Compensation Discussion and Analysis focuses upon the Brady Corporation total compensation philosophy, the role of the Management Development & Compensation Committee (for purposes of the Compensation Discussion and Analysis section, the “Committee”), total compensation components, market and peer group data, and the approach used by the Committee when determining each element of the total compensation package inclusive of base salary, short-term incentives, long-term incentives, benefits, perquisites and employment agreements for our executive officers.

For fiscal 2012, the following executive officers’ compensation is disclosed and discussed in this section (the “named executive officers” or “NEOs”):

•	Frank M. Jaehnert, President, Chief Executive Officer and Director

•	Thomas J. Felmer, Senior Vice President and Chief Financial Officer

•	Allan J. Klotsche, Senior Vice President—Human Resources

•	Peter C. Sephton, President—Brady Europe and Vice President, Brady Corporation

•	Matthew O. Williamson, President—Brady Americas and Vice President, Brady Corporation

Executive Summary

Our Business

Since our founding in 1914, we have grown the company by developing innovative high-performing products, participating in growing markets, delivering on-time solutions and leveraging our core competencies across our businesses. Our strategy is to be the market leader in each of the geographic segments we are focused on.

Our passion around market leadership is tempered only by the fact that when we win, we win the right way. Our values have been, and will be, the cornerstone of everything that we do at Brady. Focus on the Customer, Invest in our People, Embrace Teamwork, Excel at Everything We Do, Be Bold and Decisive, Protect Our Future and Win the Right Way describe the behaviors that we expect and reward at Brady.

In order to achieve our goals, we recognize it is critical to assemble and maintain a leadership team with the integrity, skills, and dedication needed to execute our strategic growth plan. We design and use our compensation plans to help us achieve these objectives and align our rewards with the intended behaviors and outcomes.

Our Fiscal 2012 Performance and Link to Pay Decisions

Despite the headwinds of challenging global economic conditions, we believe we positioned ourselves in 2012 for greater future cash returns to stockholders:

•

We continued to generate strong cash flow during fiscal 2012. During fiscal 2012, we generated free cash flow of $120.6 million, which equates to 112% of net income, exclusive of the impairment charge and restructuring-related expenses.

•

Our consistently strong cash flow enabled us to repurchase 1.9 million shares for $49.9 million and pay $38.9 million to our shareholders in the form of dividends. Recently, we announced an annual dividend rate of $0.76 per share, our 27th consecutive year of annual dividend increases, and announced an additional two million share repurchase program. We have 2.1 million shares authorized and available for repurchase as of the date of the new share repurchase program. Returning funds to our shareholders will continue to be an important use of our capital.

Challenging Fiscal 2012 Resulted in Below Target Cash Bonuses and No Performance-Based Stock Option or Restricted Stock Vesting for NEOs

Our fiscal 2012 results, summarized below, reflect among other things the uncertainties surrounding the European economy, compressed margins in the mobile handset industry, and the depreciation of certain foreign currencies versus the U.S. dollar:

•

On a GAAP basis, we incurred a fiscal 2012 net loss of $17.9 million. Net income, excluding the non-cash Asia goodwill impairment charge and restructuring charges, was down 1.3% to $107.3 million in fiscal 2012.

•

Our sales for the full year were $1,324.3 million, down 1.1% from fiscal 2011. Organic sales were down 0.4%, the net impact of acquisitions and divestitures added 0.3% to sales, and foreign currency translation decreased sales by 1.0%.

•	During fiscal 2012, our gross margin was 48.0% of sales compared with 49.0% in fiscal 2011, and SG&A decreased to 32.5% of sales in fiscal 2012 from 33.0% of sales in fiscal 2011.

With the exception of our President and Chief Executive Officer, Mr. Jaehnert, base salaries for the other four NEOs increased two percent (2%) over fiscal 2011 levels. Mr. Jaehnert did not receive an increase in his base salary for fiscal 2012. No other changes were made to the target levels of annual cash incentive compensation or annual equity award values given to any of the NEOs for fiscal 2012 relative to fiscal 2011.

Net income and corporate sales growth financial metrics served as performance objectives under our fiscal 2012 bonus plan. Since we did not achieve the threshold level of performance relative to objectives, our NEOs did not receive the portions of bonus related to these metrics for fiscal 2012. Likewise, the regional sales and income from operations goals for the Europe, Middle East and Africa region were not achieved; therefore no bonus for components relative to this region was earned by Mr. Sephton. The achievement of the regional sales and income from operations goals for the Americas were above the threshold levels required for a bonus payment, but below the level required for a target level bonus payment. Accordingly, Mr. Williamson received a bonus payment equal to 33 percent (33%) of his target.

Finally, the earning per share goal established by the Committee for the 2008 award of performance-based restricted stock was not achieved; therefore, none of the shares have vested. The NEOs have an additional opportunity for these awards to vest through earnings per share growth for the fiscal years ending July 31, 2013, or July 31, 2014 and a service vesting requirement through July 31, 2014.

Stockholders Approve 2012 Omnibus Incentive Stock Plan

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

Executive Compensation Practices

As part of the Company’s pay for performance philosophy, the Company’s compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	Over 70% of the named executive officers’ possible compensation is tied to Company performance which the Company believes drives shareholder value.

Ownership Requirements	The chief executive officer is required to own at least 100,000 shares of stock in the Company and all other named executive officers are required to hold at least 30,000 shares of stock.

Clawback Provisions	Upon review of the Committee, the Company is in the process of establishing recoupment policies in the event of financial fraud and/or material inaccuracies for named executive officers.

Performance Thresholds and Caps

Generally, 100% of annual cash and more than 50% of annual equity incentive programs require the achievement of performance goals in order to result in any payment. In addition, the annual cash incentive plan has a maximum payment cap.

Securities Trading Policy

We prohibit executive officers from trading during certain periods at the end of each quarter until after we disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would not be appropriate because of developments that are, or could be, material.

Annual Risk Reviews	The Company conducts an annual risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change in Control Severance

For the chief executive officer, the maximum cash benefit is equal to 3x salary and the average bonus payment received in the three years immediately prior to the date the change of control occurs. For all other named executive officers, the maximum cash benefit is equal to 2x salary and the average bonus payment received in the three years immediately prior to the date the change of control occurs.

No Employment Agreements	The Company does not maintain any employment agreements with its executives.

No Reloads, Repricing, or Options Issued at a Discount	Options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.

Compensation Philosophy and Objectives

We seek to align the interests of our executives with those of our investors by evaluating performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value. To this end, we have structured our compensation program around the following principles:

•	Provide a competitive total compensation package targeted at the median of our compensation peers;

•	Incentivize long-term shareholder value creation by encouraging behaviors which facilitate long-term success without undue risk taking; and

•	Reinforce top-tier company performance through a merit-based, pay-for-performance culture that is aligned with our Company values.

Determining Compensation

Management Development and Compensation Committee’s Role

The Management Development and Compensation Committee of the Board of Directors is responsible for monitoring and approving the compensation of the Company’s named executive officers. The Committee approves compensation and benefit policies and strategies; approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation; oversees the development process and reviews development plans of key executives; reviews compensation-related risk; administers our equity incentive plans including compliance with executive share ownership requirements; approves all severance policies; and consults with management regarding employee compensation generally. With respect to executive officers, at the beginning of each year, the Committee sets base salaries, approves the cash and equity incentive awards, and establishes the objective performance targets to be achieved for the year.

Consultants’ Role

The Committee has historically utilized the services of an independent executive compensation consulting firm, Pearl Meyer, to assist with the review and evaluation of compensation levels and policies on a bi-annual basis. Their expertise may also be utilized in modifying any existing or proposing any new compensation arrangements. The Committee last met with Pearl Meyer in fiscal 2011.

Management’s Role

Our Chief Executive Officer makes recommendations to the Committee concerning compensation for each named executive officer other than himself. The Committee takes these recommendations, along with the results of the Company during the fiscal year, and the level of responsibility, demonstrated leadership capability and the external value of their experience as estimated with market data into consideration when approving compensation changes. Our chief executive officer does not attend the portion of any committee meeting during which the committee discusses matters related specifically to his compensation. In addition, in setting compensation for our executive officers, the Committee considers the results of our annual performance reviews which, for our chief executive officer, includes feedback from his direct reports and a self-appraisal.

Tally Sheets

The Committee reviews executive officer compensation tally sheets each year. These summaries set forth the dollar amount of all components of each named executive officer’s compensation, including base salary, annual target and actual cash incentive compensation, annual equity incentive compensation, value of outstanding equity, stock option exercises during the year, value of Brady’s contribution to retirement plans, value of company-provided health and welfare benefits and taxes. Reviewing this information allows the Committee to see what an executive officer’s total compensation is and how a potential change to an element of our compensation program would affect an executive officer’s overall compensation.

Components of Compensation

Our total compensation program includes five components: base salary, annual cash incentives, long-term equity incentives, employee benefits and perquisites. Each component serves a particular purpose and, therefore, each is considered independent of the other components, although all five components combine to provide a holistic total compensation approach. We use these components of compensation to attract, retain, motivate, develop and reward our executives.

The base salary, annual cash and long-term equity incentive components are determined through a pay-for-performance approach, targeted at market median for the achievement of performance goals with an opportunity for upper quartile pay when top-tier performance is achieved. The following table describes the purpose of each performance-based component and how that component is related to our pay-for-performance approach:

Compensation Component	Purpose of Compensation Component	Compensation Component in Relation to Performance
Base salary	A fixed level of income security used to attract and retain employees by compensating them for the primary functions and responsibilities of the position.	The base salary increase an employee receives depends upon the employee’s individual performance, and the employee’s displayed skills and competencies.

Annual cash incentive awards	To attract, retain, motivate and reward employees for achieving or exceeding annual performance goals at company and regional levels.

Financial performance determines the actual amount of the executive’s annual cash incentive award. Award amounts are “self-funded” because they are included in the financial performance results when determining actual financial performance.

Annual Equity Incentive Awards: Time-based Stock Options and Performance-based Stock Options	To attract, retain, motivate and reward top talent for the successful creation of long-term stockholder value.

Market competitive grant levels are used to determine the amount of equity granted to each executive, established within an equity grant budget. All of the equity granted is subject to Company performance. Stock options are inherently performance-based in that the stock price must increase over time to provide compensation value to the executive. Additional performance criteria are added to the performance-based stock options to further align our executive’s interests with those of our shareholders.

Establishing Our Total Compensation Component Levels

In addition to the nationally recognized compensation surveys, the Committee has historically used peer group data for similar positions nationally to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity incentives by position. A total compensation benchmarking analysis of peer companies selected on the basis of revenue size, industry and financial performance relative to the S&P 600 was conducted by Pearl Meyer for fiscal 2011. A repeat study was not performed for fiscal 2012; however, no material changes were made to the levels of executive compensation. The peer group used for the fiscal 2011 analysis included the following companies:

Brady’s 2011-2012 Peer Group

A.O. Smith Corporation	Graco Inc.	MSC Industrial Direct Company, Inc.

Actuant Corporation	Greif, Inc.	Plexus Corporation

Ameron International Corporation	Herman Miller Inc.	Rayonier Inc.

AMETEK, Inc.	Hexcel Corporation	Regal Beloit Corporation

Bio-Rad Laboratories, Inc.	HNI Corporation	Snap-On Inc.

Cubic Corporation	IDEX Corporation	Temple Inland Inc.

Curtiss-Wright Corporation	Lincoln Electric Holdings Inc.	Thomas & Betts Corporation

Dentsply International Inc.	Matthews International Corporation	Toro Corporation

Donaldson Company, Inc.	MetroPCS Communications Inc.	Tupperware Brands Corporation

Garmin Ltd.	Mine Safety Appliances Company	Warnaco Group Inc.

Based on our last analysis, the base salaries of our named executive officers were at the 50th percentile of our peers, and target total compensation of our named executive officers was generally above the 50th percentile of our peers, although certain of the named executive officers were above and others were below such mark.

Fiscal 2012 Named Executive Officer Compensation

Base Salaries

Mr. Jaehnert recommended and the Committee agreed to provide a two percent (2%) increase in salary for each of the named executive officers for fiscal 2012, an increase aligned with the fiscal year budget. Additionally, Mr. Jaehnert requested and the Committee accepted his request to forgo an increase to his annual salary in light of economic conditions and a reduced merit budget for all employees for fiscal 2012.

Named Executive Officer	Fiscal 2011	Fiscal 2012	Percentage Increase	Effective Date
Frank M. Jaehnert	$800,000	$800,000	0.0%	11/01/2011
Thomas J. Felmer	$370,000	$377,500	2.0%	11/01/2011
Allan J. Klotsche	$315,000	$321,500	2.1%	11/01/2011
Peter C. Sephton	$354,202	$361,270	2.0%	11/01/2011
Matthew O. Williamson	$365,000	$372,500	2.1%	11/01/2011

Note: The salary detail in the table above reflects the annualized 12-month salary for each executive. The salaries in the Summary Compensation Table reflect fiscal year compensation earned including three (3) months at fiscal 2011 rates and nine (9) months at fiscal 2012 rates.

Annual Cash Incentive Awards

Effective September 1, 2011, the holders of the Company’s Class B Common Stock approved an amendment to the Brady Corporation Incentive Compensation Plan for Elected Corporate Officers increasing the annual limitation on bonus awards granted to any participant under such plan from $1.5 million to $2.0 million. In addition, the holders of the Company’s Class B Common Stock approved the Brady Corporation Incentive Compensation Plan for Senior Executives, which replaced the prior plan beginning with fiscal 2012 awards.

All named executive officers participate in an annual cash incentive plan, which is based on fiscal year financial results. For fiscal 2012, the Company placed greater emphasis on core sales growth than in prior fiscal years. As a result, the corporate and regional bonus plans were modified to increase the weight of the core sales component, remove working capital improvement as a component of the plan and replace earnings per share growth with net income growth. Set forth below is a description of the fiscal 2012 terms:

•

Core Sales Growth: Core sales are defined as total sales adjusted for: foreign currency exchanges; acquisitions and divestitures in the last 12 months. Core sales are also known as “organic sales” and “base sales.” Regional and total company core sales growth is reported quarterly and annually in the Company’s 10-Q and 10-K SEC filings.

•

Net Income Growth: Net income is defined as SEC reported net income. Net income growth is reported net income at actual exchange rates for the current year compared to reported net income for the prior year. Net income is reported quarterly and annually in the Company’s 10-Q and 10-K SEC filings.

•

Income from Operations (IFO) before R&D Growth: Total Company and regional IFO is defined as total company sales less cost of goods sold, selling and group leadership expenses. IFO growth excludes currency translation. IFO for the prior year and the current year is restated at the current budgeted exchange rates for the growth calculation.

Messrs. Jaehnert, Felmer and Klotsche

The cash incentive payments to Messrs. Jaehnert, Felmer and Klotsche for fiscal 2012 were based on core sales growth and net income growth. We use core sales growth because we believe that the long-term value of our enterprise depends on our ability to grow revenue without regard for acquisitions and we use net income growth to focus on effectively managing our costs while growing our revenue. For 2012, we set the target core sales growth performance goal at five percent (5%) and the target net income growth goal at 10 percent (10%). We increased the weight given to core sales growth from 10 percent (10%) in fiscal 2011 to 30 percent (30%) in fiscal 2012 while reallocating the remaining 70 percent (70%) to net income growth from earnings per share and working capital improvement.

For fiscal 2012, the threshold, target, maximum and actual amounts for Messrs. Jaehnert, Felmer, and Klotsche were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Actual (% of Salary)	Actual ($)
Net Income Growth (70%)	0%	10%	30% or more
Core Sales Growth (30%)	0%	5%	12.5% or more
Award as a Percentage of Base Salary
F. Jaehnert	0%	100%	200%	0%	$0
T. Felmer	0%	70%	140%	0%	$0
A. Klotsche	0%	70%	140%	0%	$0

Messrs. Sephton and Williamson

The cash incentive payment to Messrs. Sephton and Williamson for fiscal 2012 was based on achievement of core sales growth, net income growth and Income from Operations (IFO) before R&D growth. We use IFO before R&D growth because we believe it aligns Messrs. Sephton and Williamson to the management of sales and expenses directly within their control as the President of Brady Europe and Brady Americas, respectively. Similar to the other named executive officers, the company-wide performance measures for Messrs. Sephton and Williamson focused on driving greater Company core sales growth and overall profitability. Mr. Sephton did not earn a bonus payout for fiscal 2012 because the Europe operating segment did not achieve the IFO before R&D and core sales growth thresholds set for the region. Mr. Williamson earned a bonus payout for fiscal 2012 relative to the achievement of the Americas operating segment achieved regional IFO before R&D and core sales growth of 3.5% and 9.3%, respectively. Neither Messrs. Sephton nor Williamson received a bonus payout for the portion based upon the achievement of net income because the Company did not achieve the threshold level of net income for the year. For 2012, the threshold, target, maximum and actual amounts for Messrs. Sephton and Williamson were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Actual (% of Salary)	Actual ($)
Net Income Growth (40%)	0%	10%	30% or more
Core Sales Growth (30%)	0%	5%	12.5% or more
IFO before R&D Growth (30%)	0%	10%	30% or more
Award as a Percentage of Base Salary
P. Sephton	0%	70%	140%	0%	$0
M. Williamson	0%	70%	140%	33.0%	$122,148

The target annual cash incentive award that would be payable to each executive officer is calculated as a percentage of the officer’s eligible compensation defined as base salary in effect during the fiscal year, pro-rated to reflect base salary adjustments throughout the fiscal year.

For fiscal 2012, the Management Development and Compensation Committee reviewed the impact of impairment charges on the payout of bonuses and determined that fiscal 2012 impairment charges would be counted against the net income results used to calculate bonus payouts. In general, the Committee regularly reviews and makes decisions on the impact of unusual events on a case-by-case basis and continually evaluates compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation.

Long-Term Equity Incentive Awards

The Company utilizes a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain, and motivate key employees who directly impact the long-term performance of the Company. A combination of performance-based stock options, time-based stock options and performance-based restricted shares is utilized to provide a balance between annual Company performance and the generation of long-term shareholder value. Equity-based awards are influenced by Brady’s stock price, which directly affects the amount of compensation the executive receives upon exercising any options.

The size and type of equity awards for executives other than the chief executive officer are determined by the Management Development and Compensation Committee with input from the chief executive officer. With regard to the award size given to the chief executive officer, the Committee uses its discretion in combination with market competitive information obtained periodically from its outside consultant. For fiscal 2012, the Committee reviewed the Black-Scholes valuations of historical grants and the estimated value of the proposed grants, then determined the 2012 grant sizes would be consistent with the award sizes granted in fiscal 2011.

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

Performance-based Stock Options: Although stock options are inherently performance-based in that options have no value unless the stock price increases, the Committee believes that using additional performance criteria for vesting of stock options can serve as an additional motivator for executives to further drive company performance. Performance-based stock options were granted in fiscal 2012 with two vesting criteria based upon year-over-year diluted EPS growth and an additional opportunity to vest over a two- or three-year period if the compound annual growth rate exceeds the annual target.

Time-based Stock Options: Time-based stock option grants in fiscal 2012 were reviewed and approved by the Committee on September 7, 2011, with an effective grant date of September 30, 2011. The grant price was the fair market value of the stock on the grant date, which was calculated as the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten-year life.

Performance-based Restricted Stock: Periodically, the Company issues restricted stock grants to key executives as an element of their overall compensation. In January 2008, the Management Development and Compensation Committee approved the issuance of performance-based restricted stock awards to six of Brady’s senior executives. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years). In addition to the original vesting criteria, the restricted stock awards were amended effective July 20, 2011, to include an additional vesting opportunity based upon earnings per share growth for the fiscal years ending July 31, 2013 or July 31, 2014, and a service vesting requirement through July 31, 2014.

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

As of July 31, 2012, none of the performance-based restricted stock awards have vested.

Fiscal 2012 Annual Equity Grants

Named Officers	Grant Date Fair Value	Number of Performance-Based Stock Options	Number of Time-Based Stock Options
F. Jaehnert	$2,087,000	130,000	90,000
T. Felmer	$756,000	45,000	30,000
A. Klotsche	$662,300	40,000	30,000
P. Sephton	$662,300	40,000	30,000
M. Williamson	$662,300	40,000	30,000

Other Elements of Compensation

Health and Welfare Benefits: We provide subsidized health and welfare benefits which include medical, dental, life and accidental death or dismemberment insurance, disability insurance and paid time off. Executive officers are entitled to participate in our health and welfare plans on generally the same terms and conditions as other employees, subject to limitations under applicable law. In addition, the Company provides employer-paid long-term care insurance and maintains a supplemental executive disability policy for executives. The supplemental disability policy provides for Group Long Term Disability insurance (LTD) of up to 60% of pre-tax base salary and bonus, up to a monthly maximum benefit of $25,000. Brady Corporation pays the premiums for these benefits; therefore, these benefits are taxable to the executive.

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

Deferred Compensation Arrangements: During fiscal 2002, the Company adopted the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan. On May 1, 2006, the plan was amended to require that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock.

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

The Board of Directors has established the following stock ownership guidelines for our named executive officers:

F. Jaehnert	100,000 shares
T. Felmer	30,000 shares
A. Klotsche	30,000 shares
P. Sephton	30,000 shares
M. Williamson	30,000 shares

The stock ownership guideline for each director is 5,000 shares of Company stock.

Mr. Jaehnert met and retained his respective ownership levels prior to fiscal 2012. Named executive officers other than Mr. Jaehnert have until fiscal year 2013 to achieve their respective ownership levels. If an executive does not meet the above ownership level or certain interim levels, the Committee may direct that the executive’s after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met.

For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan and Company stock owned in the Employee 401(k) Plan or pension plan is included. In addition, 20% of any vested stock options that are “in the money” are included.

Employment and Change of Control Agreements

The Company does not have employment agreements with our executives. The Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company, including all the named executive officers. The agreements applicable to all of the named executive officers other than Mr. Jaehnert provide a payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements also provide for reimbursement of any excise taxes imposed and up to $25,000 of attorney fees to enforce the executive’s rights under the agreement. Payments under the agreement will be spread over two years.

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

Compliance with Tax Regulations Regarding Executive Compensation

Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company’s chief executive officer or the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company’s executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Management Development and Compensation Committee will continue to review these tax regulations as they apply to the Company’s executive compensation program. It is the Committee’s intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

Management Development and Compensation Committee Interlocks and Insider Participation

During fiscal 2012, the Board’s Management Development and Compensation Committee was composed of board members Balkema, Galbato, Harris and Pungello. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company’s executive officers, members of the Management Development and Compensation Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

Management Development and Compensation Committee Report

The Management Development & Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Management Development & Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

Gary Balkema, Chairman

Chan Galbato

Frank Harris

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

Summary Compensation Table

The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2012, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2012, July 31, 2011 and July 31, 2010.

Name And Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
F.M. Jaehnert	2012	800,000	—	2,086,727	—	254,136	3,140,863
President & Chief Executive Officer	2011	793,269	2,803,500	2,470,157	1,632,548	223,329	7,922,803
	2010	768,269	—	1,868,047	1,193,891	127,590	3,957,797
T.J. Felmer	2012	375,481	—	755,909	—	105,811	1,237,200
Senior Vice President & Chief Financial Officer	2011	363,285	(22,050)	914,386	523,349	93,163	1,872,133
	2010	339,659	—	833,224	369,481	65,242	1,607,606
A.J. Klotsche	2012	319,750	—	662,218	—	77,358	1,059,326
Senior Vice President — Human Resources	2011	311,002	(22,050)	790,878	348,353	77,148	1,505,331
	2010	297,417	—	833,224	359,027	51,275	1,540,943
P.C. Sephton (5)	2012	361,244	—	662,218	—	109,486	1,132,948
President — Brady EMEA	2011	356,818	(22,050)	790,878	341,190	106,249	1,573,084
	2010	334,827	—	833,224	188,441	133,170	1,489,662
M.O. Williamson	2012	370,481	—	662,218	122,148	92,492	1,247,339
President — Brady Americas	2011	360,071	(22,050)	790,878	462,461	73,093	1,664,453
	2010	343,244	—	833,224	234,505	53,695	1,464,668

(1)

Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for restricted stock awards. The grant date fair value is calculated based on the number of shares of Common Stock underlying the restricted stock awards, times the average of the high and low trade prices of Brady Common Stock on the date of grant. The actual value of a restricted stock award will depend on the market value of the Company’s Common Stock on the date the stock is sold. The restricted stock award granted on January 8, 2008, was amended effective July 20, 2011, so that the shares will vest upon meeting a performance vesting requirement based upon earnings per share growth at either July 31, 2013 or July 31, 2014, provided that the senior executives remain employed through July 31, 2014. The reduction in the incremental fair value of the restricted share grant as of the modification date is included in the table above.

Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.

(2)

Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for performance-based and time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2012. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(3)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(4)

The amounts in this column for Messrs. Jaehnert, Felmer, Klotsche, Sephton, and Williamson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam. The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above.

Name	Fiscal Year	Retirement Plan Contributions ($)	Group Term Life Insurance ($)	Company Car ($)	Long-term Care Insurance ($)	Personal Liability Insurance ($)	Temporary/ Total Disability ($)	Other ($)	Total ($)
F.M. Jaehnert	2012	195,835	2,925	18,966	5,141	2,654	23,760	4,855	254,136
	2011	158,281	2,740	24,057	5,141	2,654	23,760	6,696	223,329
	2010	61,923	3,042	28,070	5,141	2,654	23,760	3,000	127,590
T.J. Felmer	2012	72,759	478	24,761	3,737	—	—	4,076	105,811
	2011	57,931	828	25,311	3,737	—	—	5,356	93,163
	2010	27,157	713	29,995	3,737	—	—	3,640	65,242
A.J. Klotsche	2012	53,747	407	15,509	3,506	—	—	4,189	77,358
	2011	53,191	709	14,606	3,506	—	—	5,135	77,148
	2010	23,910	629	19,455	3,506	—	—	3,775	51,275
P.C. Sephton(4)	2012	57,231	12,156	32,508	4,967	—	—	2,624	109,486
	2011	57,091	12,323	31,800	5,035	—	—	—	106,249
	2010	85,162	12,114	30,944	4,950	—	—	—	133,170
M. O. Williamson	2012	67,001	471	15,188	5,501	—	—	4,332	92,492
	2011	47,059	820	14,436	5,501	—	—	5,277	73,093
	2010	27,648	724	16,422	5,501	—	—	3,400	53,695

(5)

The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2012: $1 =£0.6336, 2011: $1 = £0.6250, 2010: $1 = £0.6358.

Grants of Plan-Based Awards for 2012

The following table summarizes grants of plan-based awards made during fiscal 2012 to the named executive officers.

	Grant	Compensation Committee Approval	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Under- lying Options	Exercise or Base Price of Stock or Option Awards Options	Grant Date Fair Value of Stock and Option Awards
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	(#)	(2)(3) (#)	($)
F.M. Jaehnert	8/1/2011	7/20/2011	—	800,000	1,600,000
	8/1/2011	7/20/2011	—	—	—	130,000	29.55	1,300,954
	9/30/2011	9/7/2011	—	—	—	90,000	27.00	785,774
T.J. Felmer	8/1/2011	7/20/2011	—	262,837	525,673
	8/1/2011	7/20/2011	—	—	—	45,000	29.55	450,330
	9/30/2011	9/7/2011	—	—	—	35,000	27.00	305,579
A.J. Klotsche	8/1/2011	7/20/2011	—	223,825	447,650
	8/1/2011	7/20/2011	—	—	—	40,000	29.55	400,293
	9/30/2011	9/7/2011	—	—	—	30,000	27.00	261,925
P.C. Sephton	8/1/2011	7/20/2011	—	252,870	505,741
	8/1/2011	7/20/2011	—	—	—	40,000	29.55	400,293
	9/30/2011	9/7/2011	—	—	—	30,000	27.00	261,925
M.O. Williamson	8/1/2011	7/20/2011	—	259,337	518,673
	8/1/2011	7/20/2011	—	—	—	40,000	29.55	400,293
	9/30/2011	9/7/2011	—	—	—	30,000	27.00	261,925

(1)

The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0 to 200 percent of the target.

(2)

The performance-based stock options granted on August 1, 2011 become exercisable in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual 15 percent EPS growth. In the event the annual EPS growth goal is not achieved with respect to any fiscal year, the options may vest in full at the end of either fiscal 2013 or fiscal 2014 if the Corporation’s Compounded Annual Growth Rate (“CAGR”) for EPS over fiscal 2011 is 15 percent or more. These options have a term of ten years and were calculated using the grant date fair value.

(3)

The exercise price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the grant dates was $29.55 per share on August 1, 2011 and $27.00 on September 30, 2011.

Outstanding Equity Awards at 2012 Fiscal Year End

		Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
F.M. Jaehnert	125,000				13.31	2/24/2013
	72,000				17.33	11/20/2013
	60,000				22.63	8/2/2014
	60,000				28.84	11/18/2014
	60,000				33.89	8/1/2015
	50,000				37.83	11/30/2015
	50,000				38.19	11/30/2016
	50,000				38.31	12/4/2017
	50,000				20.95	12/4/2018
	56,667	70,833	(2)		29.78	8/3/2019
	46,667	23,333	(3)		28.73	9/25/2019
	33,334	116,666	(5)		28.35	8/2/2020
	33,334	66,666	(6)		29.10	9/24/2020
		130,000	(7)		29.55	8/1/2021
		90,000	(9)		27.00	9/30/2021
							50,000	(4)	1,326,500
							100,000	(8)	2,653,000
T.J. Felmer	10,000				16.39	11/14/2012
	10,000				17.33	11/20/2013
	20,000				22.63	8/2/2014
	30,000				28.84	11/18/2014
	30,000				33.89	8/1/2015
	25,000				37.83	11/30/2015
	25,000				38.19	11/30/2016
	25,000				38.31	12/4/2017
	25,000				20.95	12/4/2018
	23,334	29,166	(2)		29.78	8/3/2019
	23,333	11,666	(3)		28.73	9/25/2019
	11,667	40,833	(5)		28.35	8/2/2020
	13,334	26,666	(6)		29.10	9/24/2020
		45,000	(7)		29.55	8/1/2021
		35,000	(9)		27.00	9/30/2021
							35,000	(4)	928,550
A.J. Klotsche	10,000				16.39	11/14/2012
	10,000				17.33	11/20/2013
	30,000				22.63	8/2/2014
	30,000				28.84	11/18/2014
	30,000				33.89	8/1/2015
	25,000				37.83	11/30/2015
	25,000				38.19	11/30/2016
	25,000				38.31	12/4/2017
	25,000				20.95	12/4/2018
	23,334	29,166	(2)		29.78	8/3/2019
	23,334	11,666	(3)		28.73	9/25/2019
	10,000	35,000	(5)		28.35	8/2/2020
	11,667	23,333	(6)		29.10	9/24/2020
		40,000	(7)		29.55	8/1/2021
		30,000	(9)		27.00	9/30/2021
							35,000	(4)	928,550
P.C. Sephton	14,000				17.33	11/20/2013
	30,000				22.63	8/2/2014
	30,000				28.84	11/18/2014
	30,000				33.89	8/1/2015
	25,000				37.83	11/30/2015
	25,000				38.19	11/30/2016
	25,000				38.31	12/4/2017
	25,000				20.95	12/4/2018
	23,334	29,166	(2)		29.78	8/3/2019
	23,334	11,666	(3)		28.73	9/25/2019
	10,000	35,000	(5)		28.35	8/2/2020
	11,667	23,333	(6)		29.10	9/24/2020
		40,000	(7)		29.55	8/1/2021
		30,000	(9)		27.00	9/30/2021
							35,000	(4)	928,550
M.O. Williamson	14,000				17.33	11/20/2013
	30,000				22.63	8/2/2014
	30,000				28.84	11/18/2014
	30,000				33.89	8/1/2015
	25,000				37.83	11/30/2015
	25,000				38.19	11/30/2016
	25,000				38.31	12/4/2017
	25,000				20.95	12/4/2018
	23,334	29,166	(2)		29.78	8/3/2019
	23,334	11,666	(3)		28.73	9/25/2019
	10,000	35,000	(5)		28.35	8/2/2020
	11,667	23,333	(6)		29.10	9/24/2020
		40,000	(7)		29.55	8/1/2021
		30,000	(9)		27.00	9/30/2021
							35,000	(4)	928,550

(1)	Adjusted for a two-for-one stock split in the form of a 100% stock dividend, effective December 31, 2004.

(2)

Two-thirds of the options vest in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the options vest at plan year three depending upon the Corporation’s EPS growth for fiscal 2012 over fiscal 2008 in comparison with other corporations in the S&P 600 Index.

(3)	The remaining options will vest on September 25, 2012.

(4)

Effective July 20, 2011, the Management Development & Compensation Committee of the Board of Directors of the Company approved an amendment to the granting agreement under which the Company issued performance-based restricted stock on January 8, 2008. Pursuant to the amendment, the shares will vest upon meeting a financial performance vesting requirement based upon the Company’s EPS growth at either July 31, 2013 or July 31, 2014, provided that the senior executives remain employed through July 31, 2014.

(5)

Two-thirds of the shares vest in equal installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual EPS growth levels. The remaining one-third of the shares vest at plan year three depending upon the Company’s EPS growth for fiscal 2013 over fiscal 2010 in comparison with other corporations in the S&P 600 Index.

(6)	One-half of the options vest on September 24, 2012 and the remaining options vest on September 24, 2013.

(7)

The performance-based stock options granted on August 1, 2011 become exercisable in equal annual installments over a three-year period, with the vesting date being the date the Audit Committee accepts the results of the fiscal year audit confirming the achievement of annual 15 percent EPS growth. In the event the annual EPS growth goal is not achieved with respect to any fiscal year, the options may vest in full at the end of either fiscal 2013 or fiscal 2014 if the Corporation’s Compounded Annual Growth Rate (“CAGR”) for EPS over fiscal 2011 is 15 percent or more.

(8)

Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015.

(9)	One-third of the options vest on September 30, 2012, one-third of the options vest on September 30, 2013, and one-third of the options vest on September 30, 2014.

Option Exercises for Fiscal 2012

The following table summarizes option exercises completed during fiscal 2012 to the named executive officers. No shares of restricted stock held by the named executive officers vested in fiscal 2012.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
F.M. Jaehnert	75,000	1,469,250
T.J. Felmer	8,000	96,462
A.J. Klotsche	5,400	68,284
P.C. Sephton	None	None
M.O. Williamson	7,500	124,594

Non-Qualified Deferred Compensation for Fiscal 2012

The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2012 for the named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
F.M. Jaehnert	88,533	176,035	(170,018)	—	3,939,233
T.J. Felmer	299,654	51,960	88,265	—	1,772,218
A.J. Klotsche	19,829	33,548	(7,735)	—	484,314
P.C. Sephton	—	—	—	—	—
M.O. Williamson	115,837	46,689	3,198	—	879,143

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

•

The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2012. Accordingly, the tables reflect amounts earned as of July 31, 2012, and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

Frank M. Jaehnert

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2012 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
2,400,000	2,826,439	3,979,500	—	1,690,977	25,000	10,921,916

(1)	Represents three times the base salary in effect at July 31, 2012.
(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31.
(3)	Represents the closing market price of $26.53 on 150,000 unvested awards that would vest due to the change in control.
(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.
(5)	Represents the maximum reimbursement of legal fees allowed.

Thomas J. Felmer

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2012 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
755,000	446,415	928,550	—	340,435	25,000	3,068,951

(1)	Represents two times the base salary in effect at July 31, 2012.
(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.
(3)	Represents the closing market price of $26.53 on 35,000 unvested awards that would vest due to the change in control.
(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.
(5)	Represents the maximum reimbursement of legal fees allowed.

Allan J. Klotsche

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2012 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
643,000	353,690	928,550	—	321,487	25,000	2,710,042

(1)	Represents two times the base salary in effect at July 31, 2012.
(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.
(3)	Represents the closing market price of $26.53 on 35,000 unvested awards that would vest due to the change in control.
(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.
(5)	Represents the maximum reimbursement of legal fees allowed.

Peter C. Sephton

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2012 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
726,038	264,815	928,550	—	249,726	25,000	2,541,830

(1)

Represents two times the base salary in effect at July 31, 2012. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the average fiscal 2012 exchange rate: $1 = £0.6336.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.
(3)	Represents the closing market price of $26.53 on 35,000 unvested awards that would vest due to the change in control.
(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.
(5)	Represents the maximum reimbursement of legal fees allowed.

Matthew O. Williamson

The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2012 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $ (3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
745,000	348,483	928,550	—	334,174	25,000	2,842,035

(1)	Represents two times the base salary in effect at July 31, 2012
(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31.
(3)	Represents the closing market price of $26.53 on 35,000 unvested awards that would vest due to the change in control.
(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.
(5)	Represents the maximum reimbursement of legal fees allowed.

Potential Payments Upon Termination Due to Death or Disability

In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2012.

Name	Unvested Shares of Restricted Stock as of July 31, 2012	Restricted Stock Award Acceleration Gain $ (1)	Unvested Stock Options In-the Money as of July 31, 2012	Stock Option Acceleration Gain $ (2)
F.M. Jaehnert	150,000	3,979,500	—	—
T.J. Felmer	35,000	928,550	—	—
A.J. Klotsche	35,000	928,550	—	—
P.C. Sephton	35,000	928,550	—	—
M.O. Williamson	35,000	928,550	—	—

(1)	Represents the closing market price of $26.53 on unvested awards that would vest due to the change in control.
(2)	There are no unvested stock options that are in-the-money based upon the closing market price of $26.53 at July 31, 2012.

Compensation of Directors

To ensure competitive compensation for the Directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee in making recommendations to the Board of Directors regarding Director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. The annual cash retainer paid to non-management Directors is $45,000. The remaining components of Director compensation include $10,000 for each committee chair ($15,000 for the Audit Committee Chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attend and are a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also receive $1,000 for each meeting they attend of any committee of which they are not a member. In addition, non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board.

On September 9, 2011, the Corporation’s Board of Directors authorized an increase in compensation paid to its non-management Directors. Effective with the annual Board of Directors meeting to be held on November 17, 2011, the annual committee chair fees increased from $6,000 to $10,000 for each of the Chairs of the Management Development and Compensation, Corporate Governance, Finance, and Technology Committees and from $10,000 to $15,000 for the Chair of the Audit Committee.

On November 19, 2011, the Board of Directors of the Corporation, upon the recommendation of its Corporate Governance Committee, increased the annual Lead Independent Director fee from $15,000 to $46,500, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Chan Galbato was appointed Lead Independent Director on November 19, 2011, and is currently serving in that position.

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

On September 9, 2011, the Board approved an annual stock-based compensation award of 4,250 time-based stock options (having a grant date fair value of $8.92 per share) and 1,250 unrestricted shares of Class A Common Stock (having a grant date fair value of $26.43 per share), for each non-management Director effective September 30, 2011.

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

Director Compensation Table — Fiscal 2012

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	114,000	37,910	33,038	184,948
Gary S. Balkema	89,250	37,910	33,038	160,198
Chan W. Galbato	150,250	37,910	33,038	221,198
Conrad G. Goodkind	109,500	37,910	33,038	180,448
Frank W. Harris	89,500	37,910	33,038	160,448
Elizabeth P. Pungello	80,500	37,910	33,038	151,448
Bradley C. Richardson	113,500	37,910	33,038	184,448

(1)

Represents the grant date fair value computed in accordance with accounting guidance for equity grants made in fiscal 2012 for time-based stock options. The assumptions used to determine the value of the option awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2012.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy. Outstanding option awards at July 31, 2012 for each individual serving as a director on that date include the following: Ms. Pungello, 58,500 shares; Mr. Harris, 58,500 shares; Mr. Galbato, 44,500 shares; Mr. Allender, 44,500 shares; Mr. Goodkind, 44,500 shares; Mr. Richardson, 38,500 shares; and Mr. Balkema, 24,100.

(2)

Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2012 as compensation for their services. The shares were valued at the closing market price of $26.43 on September 30, 2011, the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners

The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 15, 2012. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership(2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust(1)	1,769,304	50%
	c/o Elizabeth P. Pungello 2002 S. Hawick Ct.
	Chapel Hill, NC 27516
	William H. Brady III Revocable Trust of 2003(3)	1,769,304	50%
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

(b) Security Ownership of Management

The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of July 31, 2012. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(4)	Percent of Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,351,812	2.8%
	Frank M. Jaehnert(2)	955,712	2.0
	Peter C. Sephton	337,068	0.7
	Thomas J. Felmer	324,739	0.7
	Matthew O. Williamson	310,499	0.6
	Allan J. Klotsche	312,710	0.6
	Conrad G. Goodkind	105,464	0.2
	Frank W. Harris	81,295	0.2
	Patrick W. Allender	52,917	0.1
	Chan W. Galbato	46,426	0.1
	Bradley C. Richardson	35,153	0.1
	Gary S. Balkema	15,717	*
	All Officers and Directors as a Group (17 persons)(3)	4,382,208	9.0
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)

Ms. Pungello’s holdings of Class A Common Stock include 1,351,812 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)

The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 2,669,665 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2012, including the following: Ms. Pungello, 50,000 shares; Mr. Jaehnert, 803,668 shares; Mr. Sephton, 295,668 shares; Mr. Felmer, 296,668 shares; Mr. Williamson, 295,668 shares; Mr. Klotsche, 301,668 shares; Mr. Goodkind, 36,000 shares; Mr. Harris, 50,000 shares; Mr. Allender, 36,000 shares; Mr. Galbato, 36,000 shares; Mr. Richardson, 30,000 shares; Mr. Balkema, 12,267 shares; Mr. Tatterson, 153,334; Mr. Curran, 120,223 shares; Ms. Johnson, 67,167 shares; Mr. Millar, 48,667 shares; and Mr. Pearce, 36,667 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2012.

(4)

The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 163,759 shares of Class A Common Stock, including the following: Ms. Pungello, 2,217 shares; Mr. Jaehnert, 90,541 shares; Mr. Sephton, 0 shares; Mr. Felmer, 10,882 shares; Mr. Williamson, 14,831 shares; Mr. Klotsche, 8,107 shares; Mr. Goodkind, 18,446 shares; Mr. Harris, 0 shares; Mr. Allender, 16,917 shares; Mr. Galbato, 10,426 shares; Mr. Richardson, 5,153 shares; Mr. Balkema, 3,450 shares; Mr. Tatterson, 0 shares; Mr. Curran, 107 shares; Ms. Johnson, 5,977 shares; Mr. Millar, 0 shares; and Mr. Pearce, 3,109 shares.

(c) Changes in Control

No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,555,084	$29.24	5,005,850
Equity compensation plans not approved by security holders	None	None	None

Total	6,555,084	$29.24	5,005,850

The Company’s equity compensation plan allows the granting of stock options to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 5,500,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2012 Omnibus Incentive Stock Plan. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years.

In August 2010, 2011 and 2012, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options expire 10 years from the date of grant. All grants under the equity plans are at market price on the date of the grant. The Company granted 210,000 performance-based restricted shares during fiscal 2008, with a grant price and fair value of $32.83. Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two year vesting period. The Company did not grant any performance-based restricted shares during fiscal 2012 or 2010. The Company granted 100,000 shares of performance-based restricted stock to Frank M. Jaehnert, the Company’s President and Chief Executive Officer, in August of 2010, with a grant price and fair value of $28.35. As of July 31, 2012, 310,000 performance-based restricted shares were outstanding.

Item 13. Certain Relationships, Related Transactions, and Director Independence

The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions are discussed at the Company’s quarterly disclosure committee meetings. In addition pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transactions with the Company, if any. Furthermore, the Company’s directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions. Based on these evaluations the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2012, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.

See Item 10 — Directors and Executive Officers of the Registrant for a discussion of director independence.

Item 14. Principal Accounting Fees and Services

The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2012 and 2011. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2012 and 2011.

	2012	2011
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,411	$1,374
Tax fees — compliance	115	949

Subtotal audit, audit-related and tax compliance fees	1,526	2,323
Non-audit related
Tax fees — planning and advice	314	479
Other fees (2)	132	275

Subtotal non-audit related fees	446	754

Total fees	$1,972	$3,077

(1)

Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	All other fees relate to expatriate activities.
(3)

	2012	2011
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.3 to 1	.3 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2011 and 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15 (a) — The following documents are filed as part of this report:

1) & 2) Consolidated Financial Statement Schedule -

Schedule II Valuation and Qualifying Accounts

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

3) Exhibits — See Exhibit Index at page 89 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, Robert L. Tatterson, and Matthew O. Williamson (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)
*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)
*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (10)
10.14	Revolving Credit Facility Credit Agreement (Superseded) (14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Brady Corporation Incentive Compensation Plan for Elected Corporate Officers, as amended (15)
10.17	First Amendment to Revolving Credit Facility Credit Agreement (Superseded) (6)
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
*10.32

Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson and Allan J. Klotsche (18)

10.33	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.34	Performance-based Restricted Stock Agreement with Frank M. Jaehnert, dated August 2, 2010 (20)
*10.35	Form of Amendment to January 8, 2008 Brady Corporation Performance-Based Restricted Stock Agreement, dated July 20, 2011 (21)
*10.36	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.42	Change of Control Agreement, dated November 21, 2011, entered into with Stephen Millar (27)
10.43	Revolving Credit Agreement, dated as of February 1, 2012 (28)

*10.44	Form of Fiscal 2013 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.45	Form of Fiscal 2013 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.46	Performance-Based Restricted Stock Unit Agreement with Stephen Millar, dated September 21, 2012
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer
32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer
101	Interactive Data File

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008
(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004
(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011
(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011
(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009
(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010
(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010
(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 4, 2010
(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed July 28, 2011
(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010
(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 16, 2012

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 26, 2007
(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2011
(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011
(27)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011
(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 7, 2012

BRADY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2012	2011	2010
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$6,183	$7,137	$7,931
Additions — Charged to expense	1,593	1,287	2,005
Due to acquired businesses	159	52	80
Deductions — Bad debts written off, net of recoveries	(1,930)	(2,293)	(2,879)

Balances at end of period	$6,005	$6,183	$7,137

Inventory — reserve for slow-moving inventory: Balances at beginning of period	$13,009	$15,944	$22,288
Additions — Charged to expense	2,200	3,750	1,646
Due to acquired businesses	445	632	129
Deductions — Inventory write-offs	(4,338)	(7,317)	(8,119)

Balances at end of period	$11,316	$13,009	$15,944

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of September 2012.

BRADY CORPORATION

By:	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.*

Signature	Title

/s/ FRANK M. JAEHNERT Frank M. Jaehnert	President and Chief Executive Officer; Director (Principal Executive Officer)

/s/ KATHLEEN M. JOHNSON Kathleen M. Johnson	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ BRADLEY C. RICHARDSON Bradley C. Richardson	Director

/s/ PATRICK W. ALLENDER Patrick W. Allender	Director

/s/ CHAN W. GALBATO Chan W. Galbato	Director

/s/ FRANK W. HARRIS Frank W. Harris	Director

/s/ CONRAD G. GOODKIND Conrad G. Goodkind	Director

/s/ ELIZABETH P. PUNGELLO Elizabeth P. Pungello	Director

/s/ GARY S. BALKEMA Gary S. Balkema	Director

*	Each of the above signatures is affixed as of September 27, 2012.