Form 10-K/A
period 2012-07-31
BRADY CORP
filed 2012-09-28
CIK 746598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which was filed on September 27, 2012 (the “Original Form 10-K”), to amend and restate Exhibit 23 to correct a clerical error. This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated the disclosures therein to reflect any events that may have occurred at a date subsequent to the date of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2012.

BRADY CORPORATION

By:	/S/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

3