Form 10-Q
period 2012-10-31
BRADY CORP
filed 2012-12-05
CIK 746598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

As of December 3, 2012, there were 47,581,104 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q

BRADY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321,309	$305,900
Accounts receivable — net	218,246	199,006
Inventories:
Finished products	67,992	64,740
Work-in-process	16,280	15,377
Raw materials and supplies	26,255	25,407

Total inventories	110,527	105,524
Prepaid expenses and other current assets	42,400	40,424

Total current assets	692,482	650,854
Other assets:
Goodwill	680,595	676,791
Other intangible assets	80,983	84,119
Deferred income taxes	46,627	45,356
Other	21,577	20,584
Property, plant and equipment:
Cost:
Land	8,892	8,651
Buildings and improvements	102,592	101,962
Machinery and equipment	296,561	292,130
Construction in progress	10,064	10,417

	418,109	413,160
Less accumulated depreciation	288,949	283,145

Property, plant and equipment — net	129,160	130,015

Total	$1,651,424	$1,607,719

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Accounts payable	$105,348	$86,646
Wages and amounts withheld from employees	40,529	54,629
Taxes, other than income taxes	8,211	9,307
Accrued income taxes	12,153	14,357
Other current liabilities	44,686	40,815
Current maturities on long-term debt	61,264	61,264

Total current liabilities	272,191	267,018
Long-term obligations, less current maturities	259,729	254,944
Other liabilities	78,538	76,404

Total liabilities	610,458	598,366
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,563,704 and 47,630,926 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	314,896	313,008
Income retained in the business	749,773	732,290
Treasury stock — 3,387,783 and 3,245,561 shares, respectively of Class A nonvoting common stock, at cost	(93,535)	(92,600)
Accumulated other comprehensive income	72,178	59,411
Other	(2,894)	(3,304)

Total stockholders’ investment	1,040,966	1,009,353

Total	$1,651,424	$1,607,719

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,
	(Unaudited)
	2012	2011
Net sales	$337,646	$349,508
Cost of products sold	173,026	181,677

Gross margin	164,620	167,831
Operating expenses:
Research and development	8,485	9,809
Selling, general and administrative	108,261	108,932
Loss (gain) on sales of businesses	3,438	—

Total operating expenses	120,184	118,741
Operating income	44,436	49,090
Other income and (expense):
Investment and other income (expense)	397	(202)
Interest expense	(4,163)	(5,047)

Income before income taxes	40,670	43,841
Income taxes	13,482	11,109

Net income	$27,188	$32,732

Per Class A Nonvoting Common Share:
Basic net income	$0.53	$0.62
Diluted net income	$0.53	$0.62
Dividends	$0.19	$0.185
Per Class B Voting Common Share:
Basic net income	$0.52	$0.60
Diluted net income	$0.51	$0.60
Dividends	$0.173	$0.168
Weighted average common shares outstanding (in thousands):
Basic	51,039	52,657
Diluted	51,312	52,954

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended October 31,
	(Unaudited)
	2012	2011
Net income	$27,188	$32,732
Other comprehensive income:
Foreign currency translation adjustments	18,493	(14,600)
Net investment hedge translation adjustments	(5,301)	3,228
Long-term intercompany loan translation adjustments	(1,594)	(3,684)
Cash flow hedges:
Net (loss) gain recognized in other comprehensive income	(557)	1,010
Reclassification adjustment for (gains) losses included in net income	(467)	777

	(1,024)	1,787
Pension and other post-retirement benefits:
Gain recognized in other comprehensive income	—	1,105
Actuarial gain amortization	(11)	—
Prior service credit amortization	(51)	—

	(62)	1,105
Other comprehensive income (loss), before tax	10,512	(12,164)
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,255	(4,956)

Other comprehensive income (loss), net of tax	12,767	(17,120)

Comprehensive income	$39,955	$15,612

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	October 31,
	(Unaudited)
	2012	2011
Operating activities:
Net income	$27,188	$32,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,675	11,241
Deferred income taxes	(109)	4,399
Non-cash portion of stock-based compensation expense	4,399	3,591
Loss (gain) on sales of businesses	3,138	—
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(18,426)	(7,798)
Inventories	(8,141)	(7,156)
Prepaid expenses and other assets	(2,710)	(7,384)
Accounts payable and accrued liabilities	6,752	(21,814)
Income taxes	(2,548)	7,470

Net cash provided by operating activities	20,218	15,281
Investing activities:
Purchases of property, plant and equipment	(6,177)	(5,817)
Settlement of net investment hedges	—	(958)
Divestiture of businesses, net of cash retained in the businesses	10,178	—
Other	(70)	(233)

Net cash provided by (used in) investing activities	3,931	(7,008)
Financing activities:
Payment of dividends	(9,705)	(9,690)
Proceeds from issuance of common stock	1,684	683
Purchase of treasury stock	(5,121)	(12,309)
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	401	456

Net cash used in financing activities	(12,741)	(20,860)
Effect of exchange rate changes on cash	4,001	(5,790)

Net increase (decrease) in cash and cash equivalents	15,409	(18,377)
Cash and cash equivalents, beginning of period	305,900	389,971

Cash and cash equivalents, end of period	$321,309	$371,594

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$4,953	$6,082
Income taxes, net of refunds	12,199	5,825

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended October 31, 2012

(Unaudited)

(In thousands, except share and per share amounts)

NOTE A — Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2012 and July 3l, 2012, and its results of operations, comprehensive income, and cash flows for the three months ended October 31, 2012 and 2011. The condensed consolidated balance sheet as of July 31, 2012, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2012.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. The Company has provided the required statements of comprehensive income for the three months ended October 31, 2012 and 2011.

NOTE B — Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended October 31, 2012, are as follows:

	Americas	EMEA	Asia-Pacific	Total
Balance as of July 31, 2012	$417,886	$174,868	$84,037	$676,791

Current year divestitures	(2,882)	—	—	(2,882)
Translation adjustments	389	5,886	411	6,686

Balance as of October 31, 2012	$415,393	$180,754	$84,448	$680,595

Goodwill increased $3,804 during the three months ended October 31, 2012, due to the positive effects of foreign currency translation, partially offset by the divestitures of Precision Converting, LLC (“Brady Medical”) and the Varitronics businesses during the first quarter of fiscal 2013. Refer to Note K, “Acquisitions and Divestitures” for further discussion. The goodwill balance as of October 31, 2012, includes an accumulated impairment charge of $115,688 recognized during fiscal 2012 on the Company’s former North/South Asia reporting unit.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	October 31, 2012				July 31, 2012
	Weighted				Weighted
	Average				Average
	Amortization	Gross			Amortization	Gross
	Period	Carrying	Accumulated	Net Book	Period	Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	(Years)	Amount	Amortization	Value
Amortized other intangible assets:
Patents	5	$10,605	$(9,217)	$1,388	5	$10,418	$(9,058)	$1,360
Trademarks and other	7	9,195	(7,403)	1,792	7	8,945	(7,094)	1,851
Customer relationships	7	164,375	(132,097)	32,278	7	164,392	(128,805)	35,587
Non-compete agreements and other	4	15,662	(15,224)	438	4	15,988	(15,417)	571
Unamortized other intangible assets:
Trademarks	N/A	45,087	—	45,087	N/A	44,750	—	44,750

Total		$244,924	$(163,941)	$80,983		$244,493	$(160,374)	$84,119

The value of goodwill and other intangible assets in the condensed consolidated balance sheets at October 31, 2012, differs from the value assigned to them in the original allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and October 31, 2012.

Amortization expense on intangible assets was $4,147 and $4,080 for the three-month periods ended October 31, 2012 and 2011, respectively. The amortization over each of the next five fiscal years is projected to be $14,383, $7,060, $6,265, $5,359 and $2,918 for the fiscal years ending July 31, 2013, 2014, 2015, 2016 and 2017, respectively.

NOTE C — Net Income per Common Share

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three Months Ended
	October 31,
	2012	2011
Numerator: (in thousands)
Net income	$27,188	$32,732
Less:
Restricted stock dividends	(59)	(57)

Numerator for basic and diluted Class A net income per share	$27,129	$32,675

Less:
Preferential dividends	(797)	(818)
Preferential dividends on dilutive stock options	(5)	(5)

Numerator for basic and diluted Class B net income per share	$26,327	$31,852

Denominator: (in thousands)
Denominator for basic net income per share for both Class A and Class B	51,039	52,657
Plus: Effect of dilutive stock options	273	297

Denominator for diluted net income per share for both Class A and Class B	51,312	52,954

Class A Nonvoting Common Stock net income per share:
Basic	$0.53	$0.62
Diluted	$0.53	$0.62
Class B Voting Common Stock net income per share:
Basic	$0.52	$0.60
Diluted	$0.51	$0.60

Options to purchase approximately 5,072,000 and 4,915,000 shares of Class A Nonvoting Common Stock were not included in the computation of diluted net income per share for the quarters ended October 31, 2012 and 2011, respectively, because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

NOTE D — Segment Information

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income (expense) and income taxes are also excluded when evaluating performance. Intersegment sales and transfers are recorded at cost plus a standard percentage markup.

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

Following is a summary of segment information for the three months ended October 31, 2012 and 2011:

					Corporate
					and
	Americas	EMEA	Asia-Pacific	Total Region	Eliminations	Totals
Three months ended October 31, 2012:
Revenues from external customers	$148,692	$93,233	$95,721	$337,646	$—	$337,646
Intersegment revenues	10,082	924	6,407	17,413	(17,413)	—
Segment profit	44,633	23,567	12,055	80,255	(1,973)	78,282
Three months ended October 31, 2011:
Revenues from external customers	$153,863	$97,356	$98,289	$349,508	$—	$349,508
Intersegment revenues	10,225	762	7,442	18,429	(18,429)	—
Segment profit	43,230	26,299	13,304	82,833	(3,263)	79,570

Following is a reconciliation of segment profit to net income for the three months ended October 31, 2012 and 2011:

	Three months ended:
	October 31,
	2012	2011
Total profit from reportable segments	$80,255	$82,833
Corporate and eliminations	(1,973)	(3,263)
Unallocated amounts:
Administrative costs	(30,408)	(30,480)
Loss (gain) on sales of businesses (1)	(3,438)	—
Investment and other income (expense)	397	(202)
Interest expense	(4,163)	(5,047)

Income before income taxes	40,670	43,841
Income taxes	(13,482)	(11,109)

Net income	$27,188	$32,732

(1)	Losses on sales of businesses relate to the Americas segment during the three months ended October 31, 2012.

Following is a summary of sales by business platform for the three months ended October 31, 2012 and 2011:

	Three months ended
	October 31,
	2012	2011
ID Solutions	$186,302	$194,334
Direct Marketing	90,627	88,833
Die-Cut	60,717	66,341

Total	337,646	349,508

NOTE E – Stock-Based Compensation

The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based stock options expire 10 years from the date of grant. Restricted shares issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. These shares are referred to herein as “performance-based restricted shares.” The Company also grants restricted stock units to certain executives and key management employees that vest upon meeting certain financial performance conditions over a specified vesting period, referred to herein as “performance-based restricted stock units.” The performance-based restricted stock units granted in fiscal 2013 vest over a two-year period upon meeting both performance and service conditions.

As of October 31, 2012, the Company has reserved 7,013,266 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,239,650 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended October 31, 2012 and 2011, was $4,399 ($2,683 net of taxes) and $3,591 ($2,190 net of taxes), respectively. As of October 31, 2012, total unrecognized compensation cost related to share-based compensation awards was $16,252 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.

The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the three months ended October 31, 2012 and 2011, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three Months Ended		Three Months Ended
	October 31, 2012		October 31, 2011
		Performance-		Performance-
	Service-Based	Based Option	Service-Based	Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.94	—	5.89	6.57
Expected volatility	38.73%	—	39.40%	39.21%
Expected dividend yield	2.20%	—	2.07%	1.99%
Risk-free interest rate	0.89%	—	1.16%	2.05%
Weighted-average market value of underlying stock at grant date	$30.21	$—	$27.00	$29.55
Weighted-average exercise price	$30.21	$—	$27.00	$29.55
Weighted-average fair value of options granted during the period	$8.96	$—	$8.37	$10.01

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

The Company granted 10,000 shares of performance-based restricted stock units in September 2012 with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. As of October 31, 2012, 10,000 restricted stock units were outstanding and 310,000 performance-based restricted shares were outstanding.

The Company granted 760,350 service-based stock options during the three months ended October 31, 2012, with a weighted average exercise price of $30.21 and a weighted average fair value of $8.96. There were no performance-based stock options granted during the three months ended October 31, 2012.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2012	6,253,751	$29.24
New grants	760,350	$30.21
Exercised	(167,636)	$17.78
Forfeited or expired	(474,807)	$30.49

Outstanding at October 31, 2012	6,371,658	$29.56	6.5	$15,992

Exercisable at October 31, 2012	4,231,429	$29.78	5.0	$12,722

There were 4,231,429 and 3,975,963 options exercisable with a weighted average exercise price of $29.78 and $29.83 at October 31, 2012 and 2011, respectively. The cash received from the exercise of options during the quarters ended October 31, 2012 and 2011, was $1,684 and $683, respectively. The tax benefit on stock options exercised during the quarters ended October 31, 2012 and 2011, was $635 and $469, respectively.

The total intrinsic value of options exercised during the three months ended October 31, 2012 and 2011, based upon the average market price at the time of exercise during the period, was $2,033 and $642, respectively. The total fair value of stock options vested during the three months ended October 31, 2012 and 2011, was $6,330 and $6,935, respectively.

NOTE F — Stockholders’ Equity

On September 9, 2011, the Company’s Board of Directors authorized a share repurchase program for up to two million shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2012, there remained 334,940 shares to purchase in connection with this share repurchase plan. During the three months ended October 31, 2012, the Company purchased 188,167 shares of its Class A Nonvoting Common Stock under this plan for $5,121.

On September 6, 2012, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. As of October 31, 2012, there remained 2,146,773 shares to purchase in connection with the Company’s share repurchase plans.

NOTE G — Employee Benefit Plans

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

The Company funds benefit costs on a pay-as-you-go basis. There have been no changes to the components of net periodic benefit cost or the amount that the Company expects to fund in fiscal 2013 from those reported in Note 3 to the consolidated financial statements included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2012.

NOTE H — Fair Value Measurements

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2012, and July 31, 2012, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2012:
Trading securities	$12,962	$—	$12,962	Other assets
Foreign exchange contracts	—	485	485	Prepaid expenses and other current assets

Total Assets	$12,962	$485	$13,447

Foreign exchange contracts	$—	$311	$311	Other current liabilities
Foreign currency denominated debt	—	105,292	105,292	Long term obligations, less current maturities

Total Liabilities	$—	$105,603	$105,603

July 31, 2012:
Trading securities	$12,676	$—	$12,676	Other assets
Foreign exchange contracts	—	1,234	1,234	Prepaid expenses and other current assets

Total Assets	$12,676	$1,234	$13,910

Foreign exchange contracts	$—	$281	$281	Other current liabilities
Foreign currency denominated debt	—	99,081	99,081	Long term obligations, less current maturities

Total Liabilities	$—	$99,362	$99,362

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

Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note K, “Derivatives and Hedging Activities” for additional information.

Foreign currency denominated debt: The Company’s foreign currency denominated debt designated as a net investment hedge was classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign currency exchange rates. See Note J, “Derivatives and Hedging Activities” for additional information.

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2012 and 2011. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2012 and 2011.

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

The estimated fair value of the Company’s short-term and long-term debt obligations, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $343,894 and $338,668 at October 31, 2012 and July 31, 2012, respectively, as compared to the carrying value of $320,993 and $316,208 at October 31, 2012 and July 31, 2012, respectively.

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

NOTE I — Restructuring

During fiscal 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring charges of $12,110, which consisted of $10,944 of employee separation costs, $458 of fixed asset write-offs, $521 of other facility closure related costs, and $187 of contract termination costs. Of the $12,110 of restructuring charges recorded during fiscal 2012, $3,531 was incurred in the Americas, $6,898 was incurred in EMEA, and $1,681 was incurred in Asia-Pacific. The costs related to these restructuring activities were recorded on the consolidated statements of income as restructuring charges during fiscal 2012. The Company expects the majority of the remaining cash payments to be made during fiscal 2013.

A reconciliation of the Company’s fiscal 2012 restructuring liability is as follows:

	Employee Related	Other	Total
Beginning balance, July 31, 2012	$8,809	$265	$9,074

Cash payments	(3,516)	(64)	(3,580)

Ending balance, October 31, 2012	$5,293	$201	$5,494

NOTE J — Derivatives and Hedging Activities

The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2012 and July 31, 2012, the notional amount of outstanding forward exchange contracts was $50,859 and $61,169, respectively.

The Company hedges a portion of known exposure using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit and Singapore Dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.

Hedge effectiveness is determined by how closely the changes in fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings.

Cash Flow Hedges

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At October 31, 2012, unrealized losses of $557 have been included in OCI. As of October 31, 2011, unrealized gains of $1,010 have been included in OCI. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2012 and 2011, the Company reclassified gains of $467 and losses of $777 from OCI into earnings, respectively. At October 31, 2012 and July 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $33,348 and $39,458, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.

Net Investment Hedges

The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At October 31, 2012 and July 31, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At October 31, 2012 and July 31, 2012, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $8,550 and $10,650, respectively. For the three months ended October 31, 2012 and 2011, the Company recognized an OCI loss of $5,301 and an OCI gain of $3,228, respectively, on its net investment hedges.

Non-Designated Hedges

For the three months ended October 31, 2012, the Company recognized a gain of $186 in “Investment and other income” on the condensed consolidated statements of income related to non-designated hedges. The Company did not recognize a gain or loss on the condensed consolidated statements of income related to non-designated hedges during the three months ended October 31, 2011.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2012		July 31, 2012		October 31, 2012		July 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$470	Prepaid expenses and other current assets	$1,156	Other current liabilities	$191	Other current liabilities	$210

Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$16	Other current liabilities	$71

Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$105,292	Long term obligations, less current maturities	$99,081

Total derivatives designated as hedging instruments		$470		$1,156		$105,499		$99,362

Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$15	Prepaid expenses and other current assets	$78	Other current liabilities	$104	Other current liabilities	$—

Total derivatives not designated as hedging instruments		$15		$78		$104		$—

NOTE K — Acquisitions and Divestitures

In August 2012, the Company sold all of its assets of Precision Converting, LLC, doing business as Brady Medical, in Mesquite, Texas. Brady Medical specialized in manufacturing and converting die-cut products for the medical and diagnostic industry. Brady Medical had operations in the Company’s Americas segment. The Company received proceeds of $3,378 for this business, of which $3,018 was in cash and $360 was in non-cash consideration. The non-cash consideration consisted of an escrow account to be released upon the terms of the agreement, which is classified within “Other Long Term Assets” on the Condensed Consolidated Balance Sheets. The transaction resulted in a pre-tax loss of $3,675, which was accounted for during the period ended October 31, 2012.

In October 2012, the Company sold certain assets of its Varitronics business, an education technology solutions business. Varitronics had operations in the Company’s Americas segment. The Company received proceeds of $8,410 for this business, of which $7,160 was in cash and $1,250 was in the form of a promissory note. The promissory note is classified within “Other Long Term Assets” on the Condensed Consolidated Balance Sheets. The transaction resulted in a pre-tax gain of $237, which was accounted for during the period ended October 31, 2012.

The Brady Medical and Varitronics divestitures are part of the Company’s continued long-term strategy to focus resources on businesses with a clear path to sustainable organic growth and profitability.

NOTE L — Subsequent Events

On November 14, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on January 31, 2013 to shareholders of record at the close of business on January 10, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Brady Corporation was incorporated under the laws of the state of Wisconsin in 1914. Brady Corporation is an international manufacturer of identification solutions and specialty materials that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized, and diverse products for use in various applications, along with a commitment to quality and service, a global footprint and multiple sales channels, have made Brady a world leader in many of its markets.

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

The Company is organized and managed on a geographic basis within three regions: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific, which are the reportable segments. Across these regions, the Company operates three primary business platforms: Identification Solutions (“ID Solutions”), Direct Marketing and Die-Cut. Refer to Item 1 of the Company’s fiscal 2012 Form 10-K for additional information regarding the business platforms.

Results of Operations

During the quarter ended October 31, 2012, the business and operating results were affected by continued global economic weakness. As such, in order to create growth we are focused on the following initiatives:

•	Expanding our business in emerging geographies, or geographies where we are under-penetrated

•	Expanding globally in certain focus markets, such as Aerospace and Mass Transit, Chemical, Oil & Gas, and Food & Beverage

•	New product development

•	Commitment to increased market share, and

•

Expansion of our on-line capabilities to deliver the best buying experience for our customers, partially mitigating the decline in the traditional catalog model within the Direct Marketing business platform

We are also evaluating our portfolio of businesses to ensure that resources are allocated to those with sustainable organic growth and profitability. As such, two businesses were divested during the quarter ended October 31, 2012, as summarized within the table below. Divestitures involve risks, including difficulties in the separation of operations, services, products, and personnel, the diversion of management’s attention from other business concerns, and the disruption of our business.

The comparability of the operating results for the three months ended October 31, 2012, to the prior year has been impacted by the following acquisitions and divestitures completed in fiscal 2013 and fiscal 2012:

Fiscal 2013

Divestitures	Segment	Date Completed
Precision Converting, LLC (“Brady Medical”)	Americas	August 2012
Varitronics	Americas	October 2012

Fiscal 2012

Acquisitions	Segment	Date Completed
Grafo Wiremarkers Africa (“Grafo”)	EMEA	March 2012
Runelandhs Försäljnings AB (“Runelandhs”)	EMEA	May 2012
Pervaco AS (“Pervaco”)	EMEA	May 2012

Divestiture
Etimark	EMEA	July 2012

Sales for the quarter ended October 31, 2012, decreased 3.4% to $337.6 million, compared to $349.5 million in the same period of the last fiscal year. Of the 3.4% decrease in sales, organic sales decreased by 1.9%, and fluctuations in the exchange rates used to translate financial results into the United States Dollar reduced sales by 2.1%. Acquisitions, net of divestitures increased sales by 0.6% during the three months ended October 31, 2012. The decrease in organic sales for the quarter ended October 31, 2012, was comprised of 0.7%, 3.2% and 2.5% decreases in sales in the Americas, EMEA and Asia-Pacific segments, respectively. Net income for the quarter ended October 31, 2012, was $27.2 million or $0.53 per diluted Class A Nonvoting Common Share, a decrease of 16.9% from $32.7 million or $0.62 per diluted Class A Nonvoting Common Share reported in the first quarter of last fiscal year.

Gross margin as a percentage of sales was 48.8% for the quarter ended October 31, 2012, compared to 48.0% in the same period of the previous year. The increase in gross margin was due to operational improvements, as well as the divestiture of businesses with lower gross margins.

Research and development (“R&D”) expenses decreased 13.5% to $8.5 million during the three months ended October 31, 2012, compared to $9.8 million for the same period in the prior year. As a percentage of sales, R&D expenses decreased from 2.8% to 2.5% during the three months ended October 31, 2012, compared to the three months ended October 31, 2011. The decline in R&D expenses was due to the downsizing of certain Asian R&D centers primarily supporting the Die-Cut business platform, which took place during the second half of fiscal 2012.

Selling, general, and administrative expenses (“SG&A”) decreased 0.6% to $108.3 million for the three months ended October 31, 2012, compared to $108.9 million for the same period in the prior year. SG&A expense as percentage of sales increased to 32.1% in the first quarter of fiscal 2013 compared to 31.2% in the same quarter last year. The increase in SG&A as a percentage of sales was due to the Company’s continued focus on reinvestment in growth initiatives, as well as the decline in sales during the current period.

Interest expense decreased to $4.2 million for the quarter ended October 31, 2012, from $5.0 million for the same period in the prior year. The decrease was due to the Company’s declining principal balance under its outstanding debt agreements.

The Company’s income tax rate was 33.1% for the quarter ended October 31, 2012, and 25.3% for the same period in the prior year. The increase in the Company’s income tax rate during the first quarter of fiscal 2013 was primarily due to the non-renewal of certain U.S. tax laws, the mix of profits earned in higher tax countries, and the divestitures of two U.S. businesses.

Net income for the three months ended October 31, 2012, decreased 16.9% to $27.2 million, compared to $32.7 million for the same quarter of the previous year. Net income as a percentage of sales decreased to 8.1% for the quarter ended October 31, 2012, from 9.4% for the same period in the prior year. The losses on the sales of Brady Medical and Varitronics were $3.2 million, or $0.06 per diluted Class A Common Share.

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

Following is a summary of segment information for the three months ended October 31, 2012 and 2011:

(Dollars in thousands)	Americas	EMEA	Asia- Pacific	Total Regions	Corporate and Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
October 31, 2012	$148,692	$93,233	$95,721	$337,646	$—	$337,646
October 31, 2011	$153,863	$97,356	$98,289	$349,508	$—	$349,508
SALES GROWTH INFORMATION
Three months ended October 31, 2012
Organic	(0.7)%	(3.2)%	(2.5)%	(1.9)%	—	(1.9)%
Currency	(1.1)%	(5.7)%	(0.1)%	(2.1)%	—	(2.1)%
Acquisitions/Divestitures	(1.6)%	4.7%	0.0%	0.6%	—	0.6%

Total	(3.4)%	(4.2)%	(2.6)%	(3.4)%	—	(3.4)%
SEGMENT PROFIT
Three months ended:
October 31, 2012	$44,633	$23,567	$12,055	$80,255	$(1,973)	$78,282
October 31, 2011	$43,230	$26,299	$13,304	$82,833	$(3,263)	$79,570
Percentage increase (decrease)	3.2%	(10.4)%	(9.4)%	(3.1)%		(1.6)%

NET INCOME RECONCILIATION

	Three months ended:
	October 31,
(Dollars in thousands)	2012	2011
Total profit from reportable segments	$80,255	$82,833
Corporate and eliminations	(1,973)	(3,263)
Unallocated amounts:
Administrative costs	(30,408)	(30,480)
Loss (gain) on sales of businesses (1)	(3,438)	—
Investment and other income (expense)	397	(202)
Interest expense	(4,163)	(5,047)

Income before income taxes	40,670	43,841
Income taxes	(13,482)	(11,109)

Net income	$27,188	$32,732

(1)	Losses on sales of businesses relate to the Americas segment during the three months ended October 31, 2012.

The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income and income taxes are also excluded when evaluating performance.

Americas:

Sales in the Americas decreased 3.4% to $148.7 million for the quarter ended October 31, 2012, compared to $153.9 million for the same period in the prior year. Organic sales declined by 0.7%, the divestitures of Brady Medical and Varitronics decreased sales by 1.6%, and fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales by 1.1%.

The decrease in organic sales of 0.7% during the quarter was primarily due to a decline in the Direct Marketing business platform. Although Direct Marketing sales transacted over the internet increased, it was not sufficient to offset revenue declines in the traditional catalog business. This decrease in the Direct Marketing platform’s organic sales was partially offset by organic sales growth within the ID Solutions platform in the U.S. and Canada through new product developments and an increased focus on the Company’s core distributor-based business.

Segment profit increased 3.2% to $44.6 million for the quarter ended October 31, 2012, compared to $43.2 million for the same period in the prior year. As a percentage of sales, segment profit increased to 30.0% for the quarter from 28.1% for the same period in the prior year.

The increase in segment profit was driven by the ID Solutions platform, as the Direct Marketing platform’s profit declined as a result of a decline in sales for the quarter. The ID Solutions platform realized an improved gross margin from the divestiture of businesses as well as operational improvements taken to improve the Company’s selling expense structure. These efforts have effectively offset the investment in core growth strategies within the region.

EMEA:

Sales in EMEA decreased 4.2% to $93.2 million for the quarter ended October 31, 2012, compared to $97.4 million for the same period in the prior year. Organic sales declined by 3.2%, acquisitions net of divestitures increased sales by 4.7%, and fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales by 5.7%.

The decrease in organic sales of 3.2% during the quarter was primarily due to the difficult economic circumstances in the European economy. Specifically, the ID Solutions platform experienced a sales decline within most European countries during the quarter ended October 31, 2012, compared to the same period in the prior year. The Direct Marketing platform experienced an organic sales decline in most European countries as well, partially offset by modest growth within France. The fiscal 2012 acquisitions of Grafo, Pervaco and Runelandhs, net of the divestiture of the Etimark business in the fourth quarter of fiscal 2012, increased sales by 4.7% for the quarter ended October 31, 2012, compared to the same period in the prior year.

Segment profit decreased 10.4% to $23.6 million for the quarter ended October 31, 2012, compared to $26.3 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 25.3% for the quarter ended October 31, 2012, from 27.0% for the same period in the prior year. The segment profit decrease was a result of the decline in sales within both the ID Solutions and Direct Marketing platforms during the quarter.

Asia-Pacific:

Asia-Pacific sales decreased 2.6% to $95.7 million for the quarter ended October 31, 2012, compared to $98.3 million for the same period in the prior year. Organic sales decreased 2.5% in the quarter ended October 31, 2012, compared to the same period last year, and fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales within the segment by 0.1% in the quarter.

The decrease in organic sales during the quarter was primarily due to a decline in the hard disk drive market within the Asia Die-Cut business platform as a result of a recent softening in the PC market. In addition, the continued weakness in the Australian economy reduced organic sales for the quarter ended October 31, 2012, compared to the same period in the prior year. The decline in organic growth within the region was partially offset by an increase in organic sales due to securing several new programs within the mobile handset business.

Segment profit decreased 9.4% to $12.1 million for the quarter ended October 31, 2012, compared to $13.3 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 12.6% for the quarter ended October 31, 2012, from 13.5% for the same period in the prior year.

The decrease in segment profit for the quarter was due to the decline in sales in the hard disk drive market within the Asia Die-Cut business platform, as well as the decline in the Australian business during the quarter ended October 31, 2012, compared to the same period in the prior year.

Financial Condition

Cash and cash equivalents were $321.3 million at October 31, 2012, an increase of $15.4 million compared to $305.9 million at July 31, 2012. During the quarter ended October 31, 2011, cash and cash equivalents declined $18.4 million.

	Three months ended: October 31,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$20,218	$15,281
Investing activities	3,931	(7,008)
Financing activities	(12,741)	(20,860)
Effect of exchange rate changes on cash	4,001	(5,790)

Net increase (decrease) in cash and cash equivalents	$15,409	$(18,377)

Net cash provided by operating activities was $20.2 million during the three months ended October 31, 2012, compared to $15.3 million during the same period in the prior year. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. The increase in cash flows from operating activities of $4.9 million from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 was primarily due to favorable cash flows from accounts payable and accrued liabilities, partially offset by unfavorable cash flows from accounts receivable.

Net cash provided by investing activities was $3.9 million during the three months ended October 31, 2012, compared to net cash used by investing activities of $7.0 million during the same period in the prior year. The increase in cash provided by investing activities of $10.9 million was primarily due to the sales of the Brady Medical and Varitronics businesses which provided $10.2 million in cash flows.

Net cash used in financing activities was $12.7 million during the three months ended October 31, 2012, compared to net cash used by financing activities of $20.9 million during the same period in the prior year. The decrease in cash used in financing activities of $8.1 million was primarily due to a decline in the repurchase of common shares of $7.2 million.

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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous credit agreement that had been entered into on October 5, 2006, and amended on March 18, 2008. Under the new credit agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the new credit facility may be increased from $300 million up to $450 million. No borrowings have occurred under the credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The revolving loan agreement dated February 1, 2012, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The agreement requires the Company’s trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2012, the Company was in compliance with the financial covenants of the debt and revolving loan agreements, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.5 to 1.0 and the interest expense coverage ratio equal to 12.0 to 1.0.

Long-term obligations as a percentage of long-term obligations plus stockholders’ investment were 20.0% at October 31, 2012 and 20.2% at July 31, 2012. Long-term obligations increased by $4.8 million from July 31, 2012 to October 31, 2012 due to the negative impact of foreign currency translation on the Company’s Euro-denominated debt.

Stockholders’ investment increased $31.6 million during the three months ended October 31, 2012, due to the positive effects of foreign currency translation of $13.4 million and current quarter net income of $27.2 million, partially offset by the quarterly dividend payment of $9.7 million.

The Company’s cash balances are generated and held in numerous locations throughout the world. At October 31, 2012 and July 31, 2012, approximately 73% and 78% of the Company’s cash and cash equivalents were held outside the United States, respectively. The Company’s growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. However, the Company’s cash needs could require the repatriation of cash to the United States from foreign jurisdictions, which could result in material expenses in the period in which the transactions occur. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events Affecting Financial Condition

On November 14, 2012, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on January 31, 2013, to shareholders of record at the close of business on January 10, 2013.

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

Related-Party Transactions — Based on an evaluation for the period ended October 31, 2012, the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

Forward-Looking Statements

In this quarterly report on Form 10-Q, statements that are not reported financial results or other historic information may be “forward-looking statements.” These forward-looking statements relate to, among other things, the Company’s future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.

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

•

Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady’s U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of the Form 10-K.

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

The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit, and Singapore Dollar. As of October 31, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $33.3 million. The Company also uses euro-denominated debt of €75.0 million designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.

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

Currency exchange rates decreased sales by 2.1% for the quarter ended October 31, 2012, as compared to an increase in sales of 2.7% due to currency exchange rate fluctuations in the same period of the prior year. During the current quarter, the U.S. dollar appreciated on average against other major currencies throughout the period.

The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of October 31, 2012, the Company had no interest rate derivatives.

The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustments recorded for the three months ended October 31, 2012 and 2011 were $13.4 million favorable, and $19.1 million unfavorable, respectively. As of October 31, 2012 and 2011, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $407.3 million and $407.4 million, respectively. The potential decrease in the net current assets as of October 31, 2012, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $40.7 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2011, the Company’s Board of Directors authorized a share repurchase program for up to two million shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2012, there remained 334,940 shares to purchase in connection with this share repurchase plan. During the three months ended October 31, 2012, the Company purchased 188,167 shares of its Class A Nonvoting Common Stock under this plan for $5,121.

On September 6, 2012, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. As of October 31, 2012, there remained 2,146,773 shares to purchase in connection with the Company’s share repurchase plans.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended October 31, 2012:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number of	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Shares Purchased	per Share	Announced Plans	Under the Plans
August 1, 2012 – August 31, 2012	188,167	$27.22	188,167	146,773
September 1, 2012 – September 30, 2012	—	$—	—	2,146,773
October 1, 2012 – October 31, 2012	—	$—	—	2,146,773

Total	188,167	$27.22	188,167	2,146,773

ITEM 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: December 5, 2012	/s/ FRANK M. JAEHNERT
Frank. M. Jaehnert
President & Chief Executive Officer

Date: December 5, 2012	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)