Form 10-Q
period 2013-01-31
BRADY CORP
filed 2013-03-08
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2013
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
As of March 6, 2013, there were 47,823,642 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,311	$305,900
Accounts receivable — net	229,219	199,006
Inventories:
Finished products	75,040	64,740
Work-in-process	17,549	15,377
Raw materials and supplies	32,242	25,407
Total inventories	124,831	105,524
Prepaid expenses and other current assets	47,656	40,424
Total current assets	543,017	650,854
Other assets:
Goodwill	877,972	676,791
Other intangible assets	185,495	84,119
Deferred income taxes	6,032	45,356
Other	22,711	20,584
Property, plant and equipment:
Cost:
Land	9,145	8,651
Buildings and improvements	105,501	101,962
Machinery and equipment	313,512	292,130
Construction in progress	12,444	10,417
	440,602	413,160
Less accumulated depreciation	289,860	283,145
Property, plant and equipment — net	150,742	130,015
Total	$1,785,969	$1,607,719
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$112,340	$—
Accounts payable	103,197	86,646
Wages and amounts withheld from employees	40,564	54,629
Taxes, other than income taxes	8,313	9,307
Accrued income taxes	8,869	14,357
Other current liabilities	46,930	40,815
Current maturities on long-term debt	61,264	61,264
Total current liabilities	381,477	267,018
Long-term obligations, less current maturities	264,417	254,944
Other liabilities	102,225	76,404
Total liabilities	748,119	598,366
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,711,496 and 47,630,926 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	315,425	313,008
Income retained in the business	731,294	732,290
Treasury stock — 3,234,991 and 3,245,561 shares, respectively of Class A nonvoting common stock, at cost	(88,354)	(92,600)
Accumulated other comprehensive income	81,475	59,411
Other	(2,538)	(3,304)
Total stockholders’ investment	1,037,850	1,009,353
Total	$1,785,969	$1,607,719
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales	$324,182	$320,584	$661,828	$670,092
Cost of products sold	174,130	167,279	347,156	348,956
Gross margin	150,052	153,305	314,672	321,136
Operating expenses:
Research and development	8,551	9,972	17,036	19,781
Selling, general and administrative	112,020	104,843	223,719	213,775
Restructuring charges	4,031	—	4,031	—
Impairment charge	—	115,688	—	115,688
Total operating expenses	124,602	230,503	244,786	349,244
Operating income (loss)	25,450	(77,198)	69,886	(28,108)
Other income and (expense):
Investment and other income	897	812	1,294	610
Interest expense	(4,406)	(4,933)	(8,569)	(9,980)
Income (loss) before income taxes	21,941	(81,319)	62,611	(37,478)
Income taxes	30,625	8,635	44,107	19,744
Net (loss) income	$(8,684)	$(89,954)	$18,504	$(57,222)
Per Class A Nonvoting Common Share:
Basic net (loss) income	$(0.17)	$(1.72)	$0.36	$(1.09)
Diluted net (loss) income	$(0.17)	$(1.72)	$0.36	$(1.09)
Dividends	$0.19	$0.185	$0.38	$0.37
Per Class B Voting Common Share:
Basic net (loss) income	$(0.17)	$(1.72)	$0.34	$(1.11)
Diluted net (loss) income	$(0.17)	$(1.72)	$0.34	$(1.11)
Dividends	$0.19	$0.185	$0.36	$0.35
Weighted average common shares outstanding (in thousands):
Basic	51,177	52,447	51,108	52,552
Diluted	51,177	52,447	51,507	52,552
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net (loss) income	$(8,684)	$(89,954)	$18,504	$(57,222)
Other comprehensive income:
Foreign currency translation adjustments	9,578	(19,410)	28,071	(34,011)
Net investment hedge translation adjustments	(4,431)	10,024	(9,732)	13,252
Long-term intercompany loan translation adjustments	3,184	1,443	1,590	(2,241)
Cash flow hedges:
Net (loss) gain recognized in other comprehensive income	(441)	718	(998)	1,728
Reclassification adjustment for (gains) losses included in net income	(90)	(142)	(557)	635
	(531)	576	(1,555)	2,363
Pension and other post-retirement benefits:
Gain recognized in other comprehensive income	—	—	—	1,105
Actuarial gain amortization	(12)	(63)	(24)	(63)
Prior service credit amortization	(50)	(68)	(101)	(68)
	(62)	(131)	(125)	974
Other comprehensive income (loss), before tax	7,738	(7,498)	18,249	(19,663)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,560	(4,021)	3,815	(8,976)
Other comprehensive income (loss), net of tax	9,298	(11,519)	22,064	(28,639)
Comprehensive income (loss)	$614	$(101,473)	$40,568	$(85,861)
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended January 31,
	(Unaudited)
	2013	2012
Operating activities:
Net income (loss)	$18,504	$(57,222)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,046	22,176
Non-cash portion of restructuring charges	200	—
Non-cash portion of stock-based compensation expense	6,868	5,506
Impairment charge	—	115,688
Loss (gain) on sales of businesses	3,138	—
Deferred income taxes	26,050	(4,831)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(5,418)	6,029
Inventories	(4,475)	(11,814)
Prepaid expenses and other assets	(2,772)	(5,155)
Accounts payable and accrued liabilities	(13,629)	(36,297)
Income taxes	(6,318)	9,221
Net cash provided by operating activities	44,194	43,301
Investing activities:
Purchases of property, plant and equipment	(15,667)	(11,100)
Payments of remaining consideration	—	(2,580)
Settlement of net investment hedges	—	(797)
Acquisition of business, net of cash acquired	(300,757)	—
Sales of businesses, net of cash retained	10,178	—
Other	(549)	(128)
Net cash used in investing activities	(306,795)	(14,605)
Financing activities:
Payment of dividends	(19,499)	(19,452)
Proceeds from issuance of common stock	4,409	2,301
Purchase of treasury stock	(5,121)	(12,309)
Proceeds from borrowing on notes payable	220,000	—
Repayment of borrowing on notes payable	(112,472)	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	1,273	566
Net cash provided by (used in) financing activities	88,590	(28,894)
Effect of exchange rate changes on cash	9,422	(9,442)
Net decrease in cash and cash equivalents	(164,589)	(9,640)
Cash and cash equivalents, beginning of period	305,900	389,971
Cash and cash equivalents, end of period	$141,311	$380,331
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,866	$9,521
Income taxes, net of refunds	19,964	16,189
Acquisitions:
Fair value of assets acquired, net of cash	$168,674	$—
Liabilities assumed	(57,859)	—
Goodwill	189,942	—
Net cash paid for acquisitions	$300,757	$—
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the “Company” or “Brady”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2013 and July 31, 2012, and its results of operations, comprehensive income, and cash flows for the three and six months ended January 31, 2013 and 2012. The condensed consolidated balance sheet as of July 31, 2012, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net income in the statement where the components of net income and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. The Company has provided the required statements of comprehensive income beginning with the first quarter of fiscal 2013.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities are required to disclose the effect of the reclassification on each affected net income line item. For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update will not have a material impact on the financial statements of the Company.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2013, are as follows:

	Americas	EMEA	Asia-Pacific	Total
Balance as of July 31, 2012	$417,886	$174,868	$84,037	$676,791
Current year acquisitions	189,942	—	—	189,942
Current year divestitures	(2,882)	—	—	(2,882)
Translation adjustments	728	12,635	758	14,121
Balance as of January 31, 2013	$605,674	$187,503	$84,795	$877,972

Goodwill increased $201,181 during the six months ended January 31, 2013. Of the $201,181 increase, $189,942 was due to the acquisition of Precision Dynamics Corporation ("PDC"), and $14,121 was due to the positive effects of foreign currency translation. These increases were partially offset by the divestitures of the Precision Converting, LLC (“Brady Medical”) and the Varitronics businesses during the first quarter of fiscal 2013, which decreased goodwill by $863 and $2,019, respectively. Refer to Note K, “Acquisitions and Divestitures” for further discussion. The goodwill balance as of January 31, 2013, includes an accumulated impairment charge of $115,688 recognized during fiscal 2012 on the Company’s former North/South Asia reporting unit.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	January 31, 2013				July 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$10,679	$(9,352)	$1,327	5	$10,418	$(9,058)	$1,360
Trademarks and other	5	15,815	(7,196)	8,619	7	8,945	(7,094)	1,851
Customer relationships	8	267,905	(138,227)	129,678	7	164,392	(128,805)	35,587
Non-compete agreements and other	4	15,714	(15,271)	443	4	15,988	(15,417)	571
Unamortized other intangible assets:
Trademarks	N/A	45,428	—	45,428	N/A	44,750	—	44,750
Total		$355,541	$(170,046)	$185,495		$244,493	$(160,374)	$84,119
The value of goodwill and other intangible assets in the condensed consolidated balance sheets at January 31, 2013, differs from the value assigned to them in the original allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and January 31, 2013. The acquisition of PDC increased customer relationships and amortized trademarks by $101,500 and $6,800, respectively.
Amortization expense on intangible assets was $5,015 and $4,075 for the three-month periods ended January 31, 2013 and 2012, respectively, and $9,162 and $8,155 for the six-month periods ended January 31, 2013 and 2012, respectively. The amortization over each of the next five fiscal years is projected to be $19,995, $19,173, $16,955, $13,584 and 12,173 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.

NOTE C — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Numerator: (in thousands)
Net (loss) income	$(8,684)	$(89,954)	$18,504	$(57,222)
Less:
Restricted stock dividends	(60)	(57)	(119)	(115)
Numerator for basic and diluted Class A net (loss) income per share	$(8,744)	$(90,011)	$18,385	$(57,337)
Less:
Preferential dividends	—	—	(797)	(818)
Preferential dividends on dilutive stock options	—	—	(5)	(5)
Numerator for basic and diluted Class B net (loss) income per share	$(8,744)	$(90,011)	$17,583	$(58,160)
Denominator: (in thousands)
Denominator for basic net (loss) income per share for both Class A and Class B	51,177	52,447	51,108	52,552
Plus: Effect of dilutive stock options	—	—	399	—
Denominator for diluted net (loss) income per share for both Class A and Class B	51,177	52,447	51,507	52,552
Class A Nonvoting Common Stock net (loss) income per share:
Basic	$(0.17)	$(1.72)	$0.36	$(1.09)
Diluted	$(0.17)	$(1.72)	$0.36	$(1.09)
Class B Voting Common Stock net (loss) income per share:
Basic	$(0.17)	$(1.72)	$0.34	$(1.11)
Diluted	$(0.17)	$(1.72)	$0.34	$(1.11)
In accordance with ASC 260, "Earnings per Share," dilutive options were not included in the computation of diluted loss per share for the three months ended January 31, 2013 and 2012, and the six months ended January 31, 2012, since to do so would reduce the calculated loss per share.
Options to purchase approximately 3,539,000 and 4,365,000 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2013 and 2012, respectively, were not included in the computation of diluted net loss per share because the impact of the inclusion of the options would have been anti-dilutive. Options to purchase approximately 4,044,000 and 4,788,000 shares of Class A Nonvoting Common Stock for the six months ended January 31, 2013 and 2012, respectively, were not included in the computation of diluted net income or loss per share as the impact of the inclusion of the options would have been anti-dilutive.

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
Following is a summary of segment information for the three and six months ended January 31, 2013 and 2012:

	Americas	EMEA	Asia-Pacific	Total Region	Corporate and Eliminations	Totals
Three months ended January 31, 2013
Revenues from external customers	$147,716	$94,395	$82,071	$324,182	$—	$324,182
Intersegment revenues	8,339	778	6,099	15,216	(15,216)	—
Segment profit	32,336	23,723	5,514	61,573	(1,794)	59,779
Three months ended January 31, 2012
Revenues from external customers	$138,405	$95,593	$86,586	$320,584	$—	$320,584
Intersegment revenues	9,992	1,270	7,321	18,583	(18,583)	—
Segment profit	35,798	26,562	7,733	70,093	(2,359)	67,734

Six months ended January 31, 2013
Revenues from external customers	$296,408	$187,628	$177,792	$661,828	$—	$661,828
Intersegment revenues	18,420	1,701	12,506	32,627	(32,627)	—
Segment profit	76,969	47,290	17,569	141,828	(3,767)	138,061
Six months ended January 31, 2012
Revenues from external customers	$292,267	$192,949	$184,876	$670,092	$—	$670,092
Intersegment revenues	20,216	2,032	14,763	37,011	(37,011)	—
Segment profit	79,028	52,861	21,037	152,926	(5,622)	147,304
Following is a reconciliation of segment profit to net (loss) income for the three and six months ended January 31, 2013 and 2012:

	Three months ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Total profit from reportable segments	$61,573	$70,093	$141,828	$152,926
Corporate and eliminations	(1,794)	(2,359)	(3,767)	(5,622)
Unallocated amounts:
Administrative costs	(35,518)	(29,244)	(65,926)	(59,724)
Restructuring charges	(4,031)	—	(4,031)	—
Impairment charge	—	(115,688)	—	(115,688)
Non-routine items (1)	5,220	—	1,782	—
Investment and other income	897	812	1,294	610
Interest expense	(4,406)	(4,933)	(8,569)	(9,980)
Income (loss) before income taxes	21,941	(81,319)	62,611	(37,478)
Income taxes	(30,625)	(8,635)	(44,107)	(19,744)
Net (loss) income	$(8,684)	$(89,954)	$18,504	$(57,222)

(1) - Non-routine items for the three months ended January 31, 2013, consist of the gain on the Thailand flood insurance settlement of $5,220 recognized within the Asia-Pacific reporting segment. Non-routine items for the six months ended

January 31, 2013, consist of the gain on the Thailand flood insurance settlement of $5,220 recognized within the Asia-Pacific segment, partially offset by the net loss on the sales of businesses of $3,438 recognized within the Americas segment.

Following is a summary of sales by business platform for the three and six months ended January 31, 2013 and 2012:

	Three months ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Identification Solutions (1)	$185,218	$172,425	$371,519	$366,760
Direct Marketing	87,477	88,425	178,105	177,258
Die-Cut	51,487	59,734	112,204	126,074
Total	$324,182	$320,584	$661,828	$670,092

(1) - The Company acquired PDC during the three months ended January 31, 2013, which is included in the ID Solutions business platform.

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
Restricted shares issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. These shares are referred to herein as “performance-based restricted shares.” Restricted shares granted in fiscal 2013 vest at the end of a three-year period based upon service conditions. These shares are referred to herein as “cliff-vested restricted shares.”
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
As of January 31, 2013, the Company has reserved 6,529,489 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,206,850 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense recognized by the Company during the three months ended January 31, 2013 and 2012, was $2,521 ($1,538 net of taxes) and $1,939 ($1,183 net of taxes), respectively, and expense recognized during the six months ended January 31, 2013 and 2012 was $6,868 ($4,190 net of taxes), and $5,506 ($3,359 net of taxes), respectively. As of January 31, 2013, total unrecognized compensation cost related to share-based compensation awards was $14,179 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.

The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the six months ended January 31, 2013 and 2012, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six Months Ended January 31, 2013		Six Months Ended January 31, 2012
	Service-Based	Performance- Based Option	Service-Based	Performance- Based Option
Black-Scholes Option Valuation Assumptions	Option Awards	Awards	Option Awards	Awards
Expected term (in years)	5.95	—	5.89	6.57
Expected volatility	38.68%	—	39.40%	39.21%
Expected dividend yield	2.20%	—	2.07%	1.99%
Risk-free interest rate	0.90%	—	1.16%	2.05%
Weighted-average market value of underlying stock at grant date	$30.36	$—	$27.00	$29.55
Weighted-average exercise price	$30.36	$—	$27.00	$29.55
Weighted-average fair value of options granted during the period	$9.01	$—	$8.37	$10.01

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
The Company granted 5,000 cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99. The Company granted 10,000 shares of performance-based restricted stock units in September 2012, with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. As of January 31, 2013, 5,000 cliff-vested restricted shares were outstanding, 10,000 performance-based restricted stock units were outstanding and 310,000 performance-based restricted shares were outstanding.
The Company granted 790,450 service-based stock options during the six months ended January 31, 2013, with a weighted average exercise price of $30.36 and a weighted average fair value of $9.01. There were no performance-based stock options granted during the six months ended January 31, 2013.
A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2012	6,253,751	$29.24
New grants	790,450	$30.36
Exercised	(330,338)	$18.57
Forfeited or expired	(497,273)	$30.53
Outstanding at January 31, 2013	6,216,590	$29.84	6.3	$35,476
Exercisable at January 31, 2013	4,049,293	$30.19	5.1	$22,891
There were 4,049,293 and 4,024,955 options exercisable with a weighted average exercise price of $30.19 and $29.31 at January 31, 2013 and 2012, respectively. The cash received from the exercise of options during the three months ended January 31, 2013 and 2012, was $2,725 and $1,710, respectively. The cash received from the exercise of options during the six months ended January 31, 2013 and 2012, was $4,409 and $2,301, respectively. The tax benefit on stock options exercised during the three months ended January 31, 2013 and 2012, was $630 and $126, respectively. The tax benefit on stock options exercised during the six months ended January 31, 2013 and 2012, was $1,265 and $595, respectively.

The total intrinsic value of options exercised during the six months ended January 31, 2013 and 2012, based upon the average market price at the time of exercise during the period, was $4,216 and $855, respectively. The total fair value of stock options vested during the six months ended January 31, 2013 and 2012, was $10,832 and $8,012, respectively.
NOTE F — Stockholders’ Equity
On September 9, 2011, the Company’s Board of Directors authorized a share repurchase program for up to two million shares of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. As of July 31, 2012, there remained 334,940 shares to purchase in connection with this share repurchase plan. During the three months ended October 31, 2012, the Company purchased 188,167 shares of its Class A Nonvoting Common Stock under this plan for $5,121. There were no share repurchases during the three months ended January 31, 2013.
On September 6, 2012, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. As of January 31, 2013, there remained 2,146,773 shares to purchase in connection with the Company’s share repurchase plans.
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2013, and July 31, 2012, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2013
Trading securities	$13,864	$—	$13,864	Other assets
Foreign exchange contracts	—	817	817	Prepaid expenses and other current assets
Total Assets	$13,864	$817	$14,681
Foreign exchange contracts	$—	$584	$584	Other current liabilities
Foreign currency denominated debt	—	108,064	108,064	Long term obligations, less current maturities
Total Liabilities	$—	$108,648	$108,648
July 31, 2012
Trading securities	$12,676	$—	$12,676	Other assets
Foreign exchange contracts	—	1,234	1,234	Prepaid expenses and other current assets
Total Assets	$12,676	$1,234	$13,910
Foreign exchange contracts	$—	$281	$281	Other current liabilities
Foreign currency denominated debt	—	99,081	99,081	Long term obligations, less current maturities
Total Liabilities	$—	$99,362	$99,362
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

Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note J, “Derivatives and Hedging Activities” for additional information.

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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three or six months ended January 31, 2013 and 2012. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended January 31, 2013. During the three months ended January 31, 2012, goodwill with a carrying amount of $163,702 in the former North/South Asia reporting unit was written down to its estimated implied fair value of $48,014, resulting in a non-cash impairment charge of $115,688. In order to arrive at the implied fair value of goodwill, the Company assigned the fair value to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Intangible assets consisted of customer lists, and were valued using the income approach based upon customers in existence at the valuation date. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $48,014, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments.
The estimated fair value of the Company’s short-term and long-term debt obligations, including notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $457,283 and $338,668 at January 31, 2013 and July 31, 2012, respectively, as compared to the carrying value of $438,023 and $316,208 at January 31, 2013 and July 31, 2012, respectively. The Company drew down on its revolving loan agreement during the three months ended January 31, 2013, in order to fund the acquisition of PDC. The outstanding balance is classified as "Notes Payable" on the condensed consolidated balance sheets, and the fair value approximates carrying value due to the short-term nature of the instrument.
NOTE I — Restructuring
During fiscal 2012 and fiscal 2013, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring charges of $4,031 during the three months ended January 31, 2013, which consisted of $2,502 of employee separation costs, $204 of fixed asset write-offs, and $1,325 of other facility closure related costs. Of the $4,031 of restructuring charges recorded during fiscal 2013, $1,462 was incurred in the Americas, $2,017 was incurred in EMEA, and $552 was incurred in Asia-Pacific. The Company expects the majority of the remaining cash payments to be made during fiscal 2013.
As it relates to the restructuring charges recognized during fiscal 2012 and 2013, the related restructuring actions are substantially complete and the Company does not anticipate incurring additional expenses pertaining to these actions.
A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2012	$8,809	$—	$265	$9,074
Restructuring charge	2,502	204	1,325	4,031
Non-cash write-offs	—	(200)	—	(200)
Cash payments	(6,955)	—	(133)	(7,088)
Ending balance, January 31, 2013	$4,356	$4	$1,457	$5,817
NOTE J — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2013 and July 31, 2012, the notional amount of outstanding forward exchange contracts was $130,282 and $61,169, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At January 31, 2013, unrealized losses of $207 have been included in OCI. As of January 31, 2012, unrealized gains of $1,010 were included in OCI. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended January 31, 2013 and 2012, the Company reclassified gains of $90 and $142 from OCI into earnings, respectively. For the six months ended January 31, 2013 and 2012, the Company reclassified gains of $557 and losses of $635 from OCI into earnings, respectively. At January 31, 2013 and July 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $23,389 and $39,458, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At January 31, 2013, the Company designated £25,036 and €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in British and European foreign operations. At July 31, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At January 31, 2013 and July 31, 2012, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $8,050 and $10,650, respectively. As of January 31, 2013 and 2012, the Company recognized in OCI gains of $83 and $3,228, respectively, on its net investment hedges.
Non-Designated Hedges
For the three and six months ended January 31, 2013, the Company recognized gains of $42 and $228, respectively, in “Investment and other income” on the condensed consolidated statements of income related to non-designated hedges. The Company did not recognize a gain or loss on the condensed consolidated statements of income related to non-designated hedges during the three and six months ended January 31, 2012.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2013		July 31, 2012		January 31, 2013		July 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$174	Prepaid expenses and other current assets	$1,156	Other current liabilities	$365	Other current liabilities	$210
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$62	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$71
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$108,064	Long term obligations, less current maturities	$99,081
Total derivatives designated as hedging instruments		$236		$1,156		$108,429		$99,362
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$581	Prepaid expenses and other current assets	$78	Other current liabilities	$219	Other current liabilities	$—
Total derivatives not designated as hedging instruments		$581		$78		$219		$—
NOTE K — Acquisitions and Divestitures
In August 2012, the Company sold all of its assets of Precision Converting, LLC, doing business as Brady Medical, in Mesquite, Texas. Brady Medical specialized in manufacturing and converting die-cut products for the medical and diagnostic industry. Brady Medical had operations in the Company’s Americas segment. The Company received proceeds of $3,378 for this business, of which $3,018 was in cash and $360 was in non-cash consideration. The non-cash consideration consisted of an escrow account to be released upon the terms of the agreement, which is classified within “Other Long Term Assets” on the Condensed Consolidated Balance Sheets. The transaction resulted in a pre-tax loss of ($3,675), which was accounted for during the three month period ended October 31, 2012.
In October 2012, the Company sold certain assets of its Varitronics business, an education technology solutions business. Varitronics had operations in the Company’s Americas segment. The Company received proceeds of $8,410 for this business, of which $7,160 was in cash and $1,250 was in the form of a promissory note. The promissory note is classified within “Other Long Term Assets” on the Condensed Consolidated Balance Sheets. The transaction resulted in a pre-tax gain of $237, which was accounted for during the three month period ended October 31, 2012.
The Brady Medical and Varitronics divestitures are part of the Company’s continued long-term strategy to focus resources on businesses with a clear path to sustainable organic growth and profitability.
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is being reported within the Company's Americas segment. Net sales and the net loss attributable to PDC from the acquisition date through January 31, 2013 were approximately $16,068 and ($1,239), respectively. The net loss attributable to PDC is primarily due to $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. Initial financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks, and the balance from cash on hand. Prior to January 31, 2013, the Company repaid $112,472 of the borrowing on the credit facility with cash on hand. The Company incurred $3,600 in acquisition-related expenses during the six months ended January 31, 2013.

The Company acquired PDC to create an anchor position in the healthcare sector, consistent with the Company's mission to identify and protect premises, products and people. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.
The table below details a preliminary allocation of the PDC purchase price:

Fair values:
Cash and cash equivalents	$12,904
Accounts receivable — net	21,178
Total inventories	16,788
Prepaid expenses and other current assets	3,915
Goodwill	189,942
Other intangible assets	108,300
Other assets	483
Property, plant and equipment	18,010
Accounts payable	(10,386)
Wages and amounts withheld from employees	(4,234)
Taxes, other than income taxes	(600)
Accrued income taxes	(57)
Other current liabilities	(4,704)
Other long-term liabilities	(37,878)
313,661
Less: cash acquired	(12,904)
Fair value of total consideration transferred	$300,757
The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the merger agreement with PDC and to completion of final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as is practicable but no later than 12 months after the closing date of the acquisition. The intangible assets consist of a customer relationship of $101,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. The goodwill acquired of $189,942 is not tax deductible.
The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended January 31, 2013 and 2012, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	Three months ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net sales, as reported	$324,182	$320,584	$661,828	$670,092
Net sales, pro forma	350,558	360,074	730,253	751,603
Net (loss) income, as reported	(8,684)	(89,954)	18,504	(57,222)
Net (loss) income, pro forma	(4,695)	(90,070)	23,414	(60,101)
Basic net (loss) income per Class A Common Share, as reported	(0.17)	(1.72)	0.36	(1.09)
Basic net (loss) income per Class A Common Share, pro forma	(0.09)	(1.72)	0.46	(1.15)
Diluted net (loss) income per Class A Common Share, as reported	(0.17)	(1.72)	0.36	(1.09)
Diluted net (loss) income per Class A Common Share, pro forma	(0.09)	(1.72)	0.45	(1.15)
Pro forma results for the three months ended January 31, 2012, were adjusted to include $3,600 of acquisition-related expenses, $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $357 in interest expense on acquisition debt, and ($71) in income tax benefit. Pro forma results for the six months ended January 31, 2012, were adjusted to include $3,600 of acquisition-related expenses, $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $720 in interest expense on acquisition debt, and ($827) in income tax benefit.

Pro forma results for the three months ended January 31, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $320 in interest expense on acquisition debt and $564 of income tax expense. Pro forma results for the six months ended January 31, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt and ($135) in income tax benefit.
Pro forma results for each of the three and six months ended January 31, 2013 and 2012 include $3,104 and $6,208 of pretax amortization expense related to intangible assets, respectively.

NOTE L - Notes Payable
On December 27, 2012, the Company drew down $220,000 from its revolving loan agreement with a group of six banks to fund a portion of the purchase price of the acquisition of PDC. The weighted average borrowing rate was 1.3226% as of January 31, 2013, which will be reset periodically based upon changes in the LIBOR rate. Prior to January 31, 2013, the Company repaid $112,472 of the borrowing with cash on hand. The Company intends to repay the borrowing within 12 months of the current period end, as such, the borrowing is classified as "Notes Payable" within current liabilities on the Condensed Consolidated Balance Sheets. During the three months ended January 31, 2013, the largest amount outstanding on the revolving loan agreement was $220,000. As of January 31, 2013, the outstanding balance on the credit facility was $112,340 and there was $187,660 available for future borrowing under the credit facility, which can be increased to $337,660 at the Company's option, subject to certain conditions.
As of January 31, 2013, borrowings on the revolving loan agreement are as follows:

	Interest Rate	Balance
USD-denominated borrowing	1.3000%	$13,000
EUR-denominated borrowing	1.1800%	66,478
GBP-denominated borrowing	1.6200%	32,862
Total borrowing on revolving loan agreement	1.3226%	$112,340

NOTE M - Income Taxes

During the three months ended January 31, 2013, the Company recorded a $25,000 non-cash tax charge for the repatriation of approximately $208,000 of cash during the three months ended January 31, 2013, associated with the funding of the acquisition of PDC. The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The remaining earnings continue to be reinvested indefinitely as of January 31, 2013, and it is impracticable to estimate the amount on an interim basis.

NOTE N — Subsequent Events

On February 20, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on April 30, 2013 to shareholders of record at the close of business on April 10, 2013.

On February 20, 2013, the Board of Directors approved a change in the Company's organizational structure effective May 1, 2013, from geographically-based to an organization structured around three global business platforms: Identification Solutions, Workplace Safety and Die-Cut. The Company is implementing the reorganization and restructuring actions to further enhance its coordinated global business strategies for each business platform, to improve efficiency of operations, to promote greater customer focus and to reduce operating expenses. The Company will begin segment reporting in the three business platforms in the fourth fiscal quarter of 2013.
The Company expects to incur approximately $15,000 to $18,000 in restructuring charges to implement this reorganization, the majority of which will be incurred by the end of fiscal 2013. Upon completion of the restructuring action, the Company expects to realize annualized savings of approximately $25,000 to $30,000 from the restructuring.

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
The Company operates in Australia, Belgium, Brazil, Canada, the Cayman Islands, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Luxembourg, Malaysia, Mexico, the Netherlands, Norway, the Philippines, Poland, Singapore, Slovakia, South Africa, South Korea, Spain, Sweden, Thailand, Turkey, the United Arab Emirates, the United Kingdom and the United States. Brady sells through subsidiaries or sales offices in these countries, with additional sales through a dedicated team of international sales representatives in Russia, Taiwan, Central Europe, the Middle East, Africa and South America.
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
Results of Operations

During the three and six months ended January 31, 2013, the business and operating results were affected by continued global economic weakness mainly in Europe, Brazil and Australia, and the continued softness in the Direct Marketing Americas business as the growth in ecommerce sales has only partially offset the decline in the traditional catalog model sales. During the three months ended January 31, 2013, the Company made a strategic acquisition with the purchase of Precision Dynamics Corporation ("PDC"), a leader in the U.S. healthcare identification sector, moving into faster growing end markets. The purchase price paid for PDC on December 28, 2012, was $301 million, and annual revenue for PDC for calendar year 2012 was $173 million. This acquisition contributed 5% to our sales growth for the three months ended January 31, 2013. In addition to acquisitions, we are focused on the following initiatives in order to create growth:

•	Expanding our business in emerging geographies, or geographies where we are under-penetrated

•	Expanding globally in certain focus sectors, such as Aerospace and Mass Transit, Chemical, Oil & Gas, and Food & Beverage

•	Developing and introducing new products

•	Commitment to customer conversion, and

•	Expanding our on-line capabilities to deliver the best buying experience for our customers

We review our portfolio of businesses to ensure strategic fit, organic growth, and profitability are consistent with the Company's overall financial goals. We continue to evaluate options for strategic alliances, downsizing, and divestiture of businesses. Two businesses were divested during the three months ended October 31, 2012, as summarized within the table below. Divestitures involve risk, including difficulties in the separation of operations, services, products, and personnel, the diversion of management's attention from other business concerns, and the disruption of our business.

The comparability of the operating results for the three and six months ended January 31, 2013, to the prior year has been impacted by the following acquisitions and divestitures completed in fiscal 2013 and fiscal 2012:
Fiscal 2013

Acquisitions	Segment	Date Completed
Precision Dynamics Corporation ("PDC")	Americas	December 2012

Divestitures	Segment	Date Completed
Precision Converting, LLC (“Brady Medical”)	Americas	August 2012
Varitronics	Americas	October 2012

Fiscal 2012

Acquisitions	Segment	Date Completed
Grafo Wiremarkers Africa (“Grafo”)	EMEA	March 2012
Runelandhs Försäljnings AB (“Runelandhs”)	EMEA	May 2012
Pervaco AS (“Pervaco”)	EMEA	May 2012

Divestiture	Segment	Date Completed
Etimark	EMEA	July 2012

Sales for the three months ended January 31, 2013 increased 1.1% to $324.2 million, compared to $320.6 million in the same period of the last fiscal year. Of the 1.1% increase in sales, organic sales decreased by 3.1%, and fluctuations in the exchange rates used to translate financial results into the United States Dollar increased sales by 0.2%. Acquisitions, net of divestitures increased sales by 4.0% during the three months ended January 31, 2013. The decrease in organic sales for the three months ended January 31, 2013, was comprised of a 0.6% increase in the Americas, and 5.0% and 7.0% declines in sales in the EMEA and Asia-Pacific segments, respectively. The net loss for the three months ended January 31, 2013, was $8.7 million, which includes a non-cash tax charge of $25.0 million due to the repatriation of cash in order to fund the PDC acquisition. The net loss for the three months ended January 31, 2012, was $90.0 million. The net loss was a result of the $115.7 million non-cash goodwill impairment charge recorded during the three months ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment.

Sales for the six months ended January 31, 2013 decreased 1.3% to $661.8 million, compared to $670.1 million in the same period of the last fiscal year. Organic sales declined 2.5%, acquisitions net of divestitures increased sales by 2.2% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales by 1.0%. Net income for the six months ended January 31, 2013 was $18.5 million, which includes a non-cash tax charge of $25.0 million due to the repatriation of cash in order to fund the PDC acquisition. The net loss for the six months ended January 31, 2012 was $57.2 million. The net loss was primarily a result of the $115.7 million non-cash goodwill impairment charge recorded during the three months ended January 31, 2012, related to the former North/South Asia reporting unit within the Asia-Pacific reporting segment.

Gross margin as a percentage of sales decreased to 46.3% from 47.8% for the three months and decreased to 47.5% from 47.9% for the six months ended January 31, 2013, compared to the same periods of the prior year. Excluding the non-recurring fair value adjustment to acquisition-date inventory of $1.5 million, gross margin decreased 100 basis points to 46.8% for the three months ended January 31, 2013. For both the three and six months ended January 31, 2013, the margin decline was partially due to mix as sales have declined within the Direct Marketing business platform, which is our highest margin business platform. In addition to mix, the challenging global economy has not allowed us to pass cost increases on to our customers, resulting in reduced gross margin.
Research and development (“R&D”) expenses decreased 14.2% to $8.6 million for the three months ended January 31, 2013, compared to $10.0 million for the same period in the prior year, and decreased 13.9% to $17.0 million for the six months ended January 31, 2012, compared to $19.8 million for the same period in the prior year. As a percentage of sales, R&D expenses decreased to 2.6% from 3.1% for the three months and decreased to 2.6% from 3.0% for the six months ended January 31, 2013, compared to the same periods of the previous year, respectively. R&D expenditures within the ID Solutions business platform remained consistent with the prior year, the decline in R&D expenditures was due to the Die-Cut Asia business platform due to the downsizing of the Beijing facility during the second half of fiscal 2012.

Selling, general and administrative (“SG&A”) expenses increased 6.8% to $112.0 million for the three months ended January 31, 2013, compared to $104.8 million for the same period in the prior year, and increased 4.7% to $223.7 million for the six months ended January 31, 2013, compared to $213.7 million for the same period in the prior year. As a percentage of sales, SG&A expenses increased to 34.6% from 32.7% for the second quarter, and increased to 33.8% from 31.9% for the six months ended January 31, 2013, compared to the same periods in the prior year. The increase for the three and six months was primarily due to the addition of PDC SG&A expense of $5.2 million, as well as acquisition-related expenses for PDC of $3.6 million. SG&A expense for the six months ended January 31, 2013, includes the losses recognized on the sales of Brady Medical and Varitronics of $3.4 million. These increases in SG&A expense were reduced by the $5.2 million gain recognized on the Thailand flood insurance claim during the three months ended January 31, 2013. The remaining increase for the three and six months related to investments to fund key growth initiatives as well as other general expense increases.

Restructuring charges were $4.0 million for the three and six months ended January 31, 2013. These charges relate primarily to the closure of the former die-cut business headquarters in Sweden, as well as restructuring charges in the Americas in connection with the acquisition of PDC and on-going facility consolidation activities. The Company expects the annual savings from these restructuring activities to be realized during the twelve-month period following the action, and for the savings to be substantially equal to the cost incurred. The Company does not anticipate incurring additional expenses pertaining to these specific restructuring actions. On February 20, 2013, the Board of Directors of the Company approved a change in the Company's organizational structure from geographically-based to an organization structured around three global business platforms. The Company expects to incur approximately $15.0 million to $18.0 million in restructuring charges to implement the reorganization. Refer to Note N, "Subsequent Events" for further discussion.

Other income remained consistent for the three months ended January 31, 2013, compared to the same period in the prior year, and increased to $1.3 million from $0.6 million for the six months ended January 31, 2013 compared to the same period in the prior year. The increase was primarily due to foreign exchange losses recorded in the prior year.

Interest expense decreased to $4.4 million from $4.9 million for the three months and to $8.6 million from $10.0 million for the six months ended January 31, 2013, compared to the same periods in the prior year. The decrease was due to the Company's declining principal balance under its outstanding debt agreements, along with changes in its debt structure reducing the Company's weighted average interest rate.

The Company's effective tax rate was 139.6% for the three months, and 70.5% for the six months ended January 31, 2013. The increased tax rate was primarily driven by the non-cash tax charge of $25.0 million associated with the funding of the PDC acquisition. Excluding this tax charge, the effective tax rate was 25.6% for the three months and 30.5% for the six months ended January 31, 2013. In the same three months of the prior year, the Company recorded a non-deductible goodwill impairment charge of $115.7 million on its former North/South Asia reporting unit. Excluding the goodwill impairment charge, the effective tax rate was 25.1% for the three months and 25.2% for the six months ended January 31, 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted, which retroactively reinstated and extended various tax provisions applicable to the Company, including the Federal Research and Development Tax Credit. As a result, a discrete tax benefit of $1.8 million was recorded in the three months ended January 31, 2013.

The Company's net loss was $8.7 million for the three months, and net income was $18.5 million for the six months ended January 31, 2013, compared to net losses of $90.0 million and $57.2 million for the same periods in the prior year, respectively. The net loss in the three months ended January 31, 2013 was primarily due to the acquisition funding related tax charge of $25.0 million recognized in the second quarter as previously discussed. The net loss for the three and six months ended January 31, 2012 was primarily due to the goodwill impairment charge of $115.7 million recognized on the former North/South Asia reporting unit within the Asia-Pacific reporting segment.
Business Segment Operating Results
The Company is organized and managed on a geographic basis by region. Each of these regions, Americas, EMEA and Asia-Pacific, has a President that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.

Following is a summary of segment information for the three and six months ended January 31, 2013 and 2012:

(in thousands)	Americas	EMEA	Asia-Pacific	Total Region	Corporate and Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
January 31, 2013	$147,716	$94,395	$82,071	$324,182	—	$324,182
January 31, 2012	138,405	95,593	86,586	320,584	—	320,584

Six months ended:
January 31, 2013	$296,408	$187,628	$177,792	$661,828	—	$661,828
January 31, 2012	292,267	192,949	184,876	670,092	—	670,092

SALES INFORMATION
Three months ended January 31, 2013:
Organic	0.6%	(5.0)%	(7.0)%	(3.1)%	—	(3.1)%
Currency	(0.4)%	(0.3)%	1.8%	0.2%	—	0.2%
Acquisitions/Divestitures	6.5%	4.0%	0.0%	4.0%	—	4.0%
Total	6.7%	(1.3)%	(5.2)%	1.1%	—	1.1%

Six months ended January 31, 2013:
Organic	(0.1)%	(4.1)%	(4.6)%	(2.5)%	—	(2.5)%
Currency	(0.8)%	(3.0)%	0.8%	(1.0)%	—	(1.0)%
Acquisitions/Divestitures	2.3%	4.3%	—%	2.2%	—	2.2%
Total	1.4%	(2.8)%	(3.8)%	(1.3)%	—	(1.3)%

SEGMENT PROFIT
Three months ended:
January 31, 2013	$32,336	$23,723	$5,514	$61,573	$(1,794)	$59,779
January 31, 2012	35,798	26,562	7,733	70,093	(2,359)	67,734
Percentage change	(9.7)%	(10.7)%	(28.7)%	(12.2)%		(11.7)%

Six months ended:
January 31, 2013	$76,969	$47,290	$17,569	$141,828	$(3,767)	$138,061
January 31, 2012	79,028	52,861	21,037	152,926	(5,622)	147,304
Percentage change	(2.6)%	(10.5)%	(16.5)%	(7.3)%		(6.3)%

NET INCOME RECONCILIATION (in thousands)
	Three months ended:		Six months ended:
	January 31, 2013	January 31, 2012	January 31, 2013	January 31, 2012
Total profit for reportable segments	$61,573	$70,093	$141,828	$152,926
Corporate and eliminations	(1,794)	(2,359)	(3,767)	(5,622)
Unallocated amounts:
Administrative costs	(35,518)	(29,244)	(65,926)	(59,724)
Restructuring charges	(4,031)	—	(4,031)	—
Impairment charge	—	(115,688)	—	(115,688)
Non-routine items	5,220	—	1,782	—
Investment and other income	897	812	1,294	610
Interest expense	(4,406)	(4,933)	(8,569)	(9,980)
Income (loss) before income taxes	21,941	(81,319)	62,611	(37,478)
Income taxes	(30,625)	(8,635)	(44,107)	(19,744)
Net (loss) income	$(8,684)	$(89,954)	$18,504	$(57,222)

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

The Company considers a reporting unit's fair value to be substantially in excess of its carrying value at 20% or greater. All reporting units had a fair value substantially in excess of carrying value at the fiscal 2012 annual goodwill impairment assessment date, however, the two reporting units with the least amount of fair value excess over carrying value are Direct Marketing Americas and Die-Cut Asia. No triggering events have occurred since this date that would require an interim test for impairment.

Americas:

Americas sales increased 6.7% to $147.7 million for the three months and 1.4% to $296.4 million for the six months ended January 31, 2013, compared to $138.4 million and $292.3 million, respectively, for the same periods in the prior year. Organic sales increased 0.6% and declined 0.1% during the three and six months, respectively, as compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 0.4% in the three months, and 0.8% in the six-month period. The acquisition of PDC in the second quarter, net of the divestitures of the Brady Medical and Varitronics businesses increased sales by 6.5% in the three-month period and 2.3% in the six-month period.

Organic growth of 0.6% for the three months and the 0.1% decline for the six months was mainly the result of growth in the North American ID Solutions business offset by declines in the direct marketing business.

In the second quarter, the ID Solutions and People ID business in North America had organic growth of between 4% and 5%. Contributing to this growth was the recent launch of 13,000 new safety and facility ID products, strong growth with coated materials, internet sales including those to Amazon, and our services business supporting our customer's equipment safety requirements needs by creating and maintaining lockout procedures and providing specialized signs, tags and lock-out products. The ID Solutions business in Brazil was softer than anticipated as the overall economy was worse than expected, particularly impacting our OEM business to automotive customers. Our MRO business in Brazil continues to grow, but this growth has not been enough to offset declines in sales to OEM customers. We see strong long-term growth potential in Brazil and as a result have committed to improved capacity and efficiency as evidenced by the installation of the first of two state of the art printing capabilities in Sao Paulo.

In the second quarter, the Americas direct marketing business was down as the growth in business conducted over the web has only partially offset the decline from our traditional catalog business. We continue to see a migration of customer buying habits from mail to the web. Our strategy is focused on growing our sales and customer base through a multi-channel sales model: digital, direct mail and outbound telesales, while also providing customers an ultimate buying experience, on and offline. We are particularly focused on improving customer traffic and conversion on our websites.

Segment profit decreased 9.7% to $32.3 million from $35.8 million for the three months and decreased 2.6% to $77.0 million from $79.0 million for the six months ended January 31, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 21.9% from 25.9% for the three months and decreased to 26.0% from 27.0% for the six months ended January 31, 2013. The profit decline for the quarter relates to both business platforms. The ID solutions business platform profit decline was primarily due to the acquisition of PDC, which included a $1.5 million non-recurring expense related to a purchase accounting adjustment for inventory valuation. In addition, the prior year quarter was positively impacted by decreased distributor and marketing expenses, resulting in a difficult comparable for the current three months ended January 31, 2013. Finally, the segment profit decline was also due to the sales shortfall in Brazil. The decline in the Direct Marketing platform's segment profit was primarily due to its sales decline. On a year to date basis, the decline is mainly attributed to the direct marketing business as sales declined.

The Company has identified six reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis. The Americas reporting segment has two reporting units: Brady Americas and Direct Marketing Americas. The sales decline and the segment profit decrease within the Americas region is primarily related to the Direct Marketing Americas reporting unit. The Company last completed its annual impairment testing of goodwill in the fourth quarter of fiscal 2012. The methodologies for valuing goodwill are applied consistently on a year-over-year basis, and the assumptions used in performing the 2012 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans. The Company's estimates could be materially impacted if the direct marketing strategy discussed above is unsuccessful.

The Direct Marketing Americas reporting unit had goodwill of $183.1 million as of January 31, 2013. This reporting unit has experienced a decline in sales for the last four quarters primarily due to reduced sales generated from catalogs as customers move to the internet. Although our sales in ecommerce have increased, the shift is not sufficient to entirely compensate for the lost sales. The Company is addressing this via investments in digital capabilities and focused emphasis on growing the customer base, and we anticipate returning to single digit sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2012, resulted in a significant cushion. However, if management concluded that the current trend of declining sales was not temporary, this reporting unit could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded.

Europe:

Europe sales decreased 1.3% to $94.4 million for the three months and 2.8% to $187.6 million for the six months ended January 31, 2013, compared to $95.6 million and $192.9 million for the same periods in the prior year. Organic sales decreased 5.0% and 4.1% for the three and six-month period, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 0.3% and 3.0% for the three and six-month period, respectively, compared to the same periods in the prior year. The fiscal 2012 acquisitions of Grafo, Pervaco and Runelandhs, net of the divestiture of the Etimark business in the fourth quarter of fiscal 2012, increased sales by 4.0% and 4.3% for the three and six-month periods, respectively, compared to the same periods in the prior year.

The decrease in organic sales of 5.0% and 4.1% for the three and six months ended January 31, 2013, was primarily due to continued difficult economic circumstances in the European economy. The decline in the direct marketing business remains consistent with the prior quarter, while the ID solutions sales decline lessened due to double digit growth in the emerging economies in EMEA including South Africa, the Middle East, and Turkey.

In the second quarter, our direct marketing business with its heavy concentration of sales in the EU saw organic sales decline in all European countries with the largest declines in the UK. These results continue to show the impact of difficult economic conditions. Most European economies have slipped back into recession and on a combined GDP basis, the EU is still below 2008 levels. Our ID solutions business fared better with a modest decline over the prior year benefiting from our focus on emerging geographies. ID Solutions sales in South Africa, the Middle East and Turkey were particularly strong, posting double digit growth in the quarter. Their overall size remains insufficient to offset the declines in Western Europe, yet we are encouraged by the strong results and momentum.

Segment profit decreased 10.7% to $23.7 million from $26.6 million for the three months, and decreased 10.5% to $47.3 million from $52.9 million for the six months ended January 31, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 25.1% from 27.8% for the three months and decreased to 25.2% from 27.4% for the six months ended January 31, 2013, compared to the same periods in the prior year. The segment profit decrease for the three and six months was primarily a result of the decline in organic sales in addition to the sales mix. The direct marketing business platform has higher gross margins, and organic sales declined 6% for the six months ended January 31, 2013. In the ID solutions platform, the profit decline was due to both the sales decline, and also increased investment in new geographies.

Asia-Pacific:

Asia-Pacific sales decreased 5.2% to $82.1 million from $86.6 million for the three months, and decreased 3.8% to $177.8 million from $184.9 million for the six months ended January 31, 2013, compared to the same periods in the prior year. Organic sales decreased 7.0% in the three months and decreased 4.6% for the six-month period, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar increased sales within the segment by 1.8% for the three months and 0.8% for the six-month period ended January 31, 2013.

The decrease in organic sales of 7.0% for the three months ended January 31, 2013, was primarily due to the continued weakness in the Australian economy, which began in the fourth quarter of fiscal 2012. There continues to be uncertainty in Australia around the short-term outlook for the economy, and we anticipate continued softness through the remainder of the fiscal year as there does not appear to be a catalyst on the horizon that will result in any level of economic expansion outside of the mining industry.

In addition, the organic sales decline was partially due to the mobile handset business, which faced a tough comparison with last year due to some large projects that were discontinued in fiscal 2012. We also experienced a sales decline with one of our major customers as they are currently switching models. The net result of these factors was that our business declined slightly.

Our mobile handset business is operating as planned, and we anticipate the second half of fiscal 2013 to show modest growth as we expect to maintain our current programs.

The hard disk drive business in Thailand had a slight increase in sales; however, we were expecting a larger increase as last year's second quarter was negatively impacted from the flooding in Thailand. The under-performance in this business is a direct result of decreased global demand for certain hard disk drives as well as a decrease in allocation as the hard disk drive manufacturers rebalance their sourcing allocations while other vendors ramp-up production following the flooding last year. We expect this softness in our disk drive business to continue throughout the rest of fiscal 2013.

Segment profit decreased 28.7%, from $7.7 million to $5.5 million for the three months, and decreased 16.5%, from $21.0 million to $17.6 million for the six months ended January 31, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 6.7% from 8.9% in the three months, and decreased to 9.9% from 11.4% for the six-month period, compared to the same periods in the prior year.

The decline in segment profit for the three and six months was mainly due to Australia. Australia is our most profitable business in the region and the reduced sales coupled with onetime costs as we moved into a new facility in Australia account for the majority of the profit decline for the region. We are also seeing the benefits of the restructuring actions taken last year to split the die-cut businesses from the rest of Asia, as our mobile handset results for the quarter have improved on a reduced sales base. This was offset by a decline in profit in Thailand, mainly due to inefficiencies resulting from our temporary facility. We are in the process of moving to our permanent location following the flooding that occurred during fiscal 2012. R&D has declined as expected due to the downsizing of our die-cut facility in Beijing at the end of last fiscal year. This has been offset by other initiative spending to drive growth in the ID Solutions business in Asia.

The Company has identified six reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis. The Asia-Pacific reporting segment has two reporting units: ID Solutions Asia and Die-Cut Asia. The Company last completed its annual impairment testing of goodwill in the fourth quarter of fiscal 2012. The methodologies for valuing goodwill are applied consistently on a year-over-year basis, and the assumptions used in performing the 2012 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows, and replicates how market participants would value the Company's reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans. The Company's estimates could be materially impacted if the efforts taken around the die-cut business discussed above are unsuccessful.

The Die-Cut Asia reporting unit had goodwill of $25.3 million as of January 31, 2013. Organic sales declined during the three months ended January 31, 2013, compared to the same period in the prior year, primarily due to a decline in the hard disk drive business in Thailand and the mobile handset business. Management has enhanced its focus on the reporting unit as a result of the fiscal 2012 reorganization, and the operating results have improved on a year-over-year basis. We are experiencing the benefits of restructuring actions taken during fiscal 2012 to segregate the Die-Cut component from the remainder of Asia, and our Die-Cut profit has improved on a reduced sales base. The annual goodwill impairment analysis performed as of May 1, 2012 resulted in a significant cushion. However, if management concluded that the current trend of declining sales was not temporary, this reporting unit could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded.

Financial Condition

Cash and cash equivalents were $141.3 million at January 31, 2013, a decrease of $164.6 million compared to $305.9 million at July 31, 2012. The decline in the second quarter was $177.0 million, which was primarily due to the acquisition of PDC.

	Six months ended January 31,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$44,194	$43,301
Investing activities	(306,795)	(14,605)
Financing activities	88,590	(28,894)
Effect of exchange rate changes on cash	9,422	(9,442)
Net decrease in cash and cash equivalents	$(164,589)	$(9,640)

Net cash provided by operating activities was $44.2 million during the six months ended January 31, 2013, compared to $43.3 million during the same period in the prior year. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. Cash flows from operations were relatively consistent with the prior year. Unfavorable cash flows from accounts receivable were primarily driven by the Thailand insurance settlement receivable recognized as of January 31, 2013, which was received in early February. In addition, cash flows from accounts receivable were impacted by positive organic sales growth in the month of January as compared to the decline in the quarter. Although organic sales for the three and six months have declined, organic sales grew in the month of January which resulted in unfavorable cash flows from accounts receivable for the six months ended January 31, 2013 compared to the same period in the prior year. This was offset by an improvement in accounts payable compared to the prior year, which was primarily driven by working capital management initiatives during fiscal 2013.

Net cash used in investing activities was $306.8 million during the six months ended January 31, 2013, compared to net cash used in investing activities of $14.6 million during the same period in the prior year. The increase in cash used in investing activities of $292.2 million was primarily due to the purchase of PDC in the second quarter of fiscal 2013 for $300.8 million, and the sales of the Brady Medical and Varitronics businesses in the first quarter of fiscal 2013, which provided $10.2 million in cash flows.

Net cash provided by financing activities was $88.6 million during the six months ended January 31, 2013, compared to net cash used in financing activities of $28.9 million during the same period in the prior year. The increase in cash provided by financing activities of $117.5 million was primarily due to a net draw on the Company's credit revolver of $107.5 million and a decline in the repurchase of common shares of $7.2 million as compared to the same period of the prior year.

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

On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consists of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for prepaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company's domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010.

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company's previous credit agreement that had been entered into on October 5, 2006, and amended on March 18, 2008. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million up to $450 million.
On December 27, 2012, the Company drew down $220 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. Prior to January 31, 2013, the Company repaid approximately $112 million of the borrowing with cash on hand. The borrowing is classified as "Notes Payable" within current liabilities on the condensed consolidated balance sheets as the Company intends to repay the borrowing within 12 months. During the three months ended January 31, 2013, the largest amount outstanding on the revolving loan agreement was $220 million. As of January 31, 2013, the outstanding balance on the revolving loan agreement was $112 million and there was $188 million available for future borrowing, which can be increased to $338 million at the Company's option, subject to certain conditions.

The Company's debt and revolving loan agreements require it to maintain certain financial covenants. The Company's June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The revolving loan agreement dated February 1, 2012, requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The agreement requires the Company's trailing twelve months earnings before interest and taxes (“EBIT”) to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2013, the Company was in compliance with the financial covenants of the debt and revolving loan agreements, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.9 to 1.0 and the interest expense coverage ratio equal to 8.7 to 1.0.

Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 20.3% at January 31, 2013 and 20.2% at July 31, 2012. Long-term obligations increased by $9.5 million from July 31, 2012 to January 31, 2013 due to the negative impact of foreign currency translation on the Company's Euro-denominated debt.

Stockholders' investment increased $28.5 million during the six months ended January 31, 2013, mainly due to the positive effects of foreign currency translation of $28.1 million and six-month net income of $18.5 million, offset by dividend payments of $19.5 million.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2013 and July 31, 2012, approximately 88% and 78% of the Company's cash and cash equivalents were held outside the United States, respectively. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. During the three months ended January 31, 2013, the Company's cash needs required the repatriation of cash to the United States from foreign jurisdictions, which resulted in a $25.0 million non-cash tax charge recognized during the three months ended January 31, 2013. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition. However, future cash needs could require the Company to repatriate additional cash to the U.S. from foreign jurisdictions, which could result in material tax charges recognized in the period in which the transactions occur.

Subsequent Events Affecting Financial Condition
On February 20, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on April 30, 2013, to shareholders of record at the close of business on April 10, 2013.

On February 20, 2013, the Board of Directors approved a change in its organizational structure effective May 1, 2013, from geographically-based to an organization structured around three global business platforms: Identification Solutions, Workplace Safety and Die-Cut. The Company is implementing the reorganization and restructuring actions to further enhance its coordinated global business strategies for each business platform, to improve efficiency of operations, to promote greater customer focus and to reduce operating expenses. The Company will begin segment reporting in the three business platforms in the fourth fiscal quarter of 2013.
The Company expects to incur approximately $15 million to $18 million in restructuring charges to implement this reorganization, the majority of which will be incurred by the end of fiscal 2013. Upon completion of the restructuring action, the Company expects to realize annualized savings of approximately $25-$30 million from the restructuring.

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
Related-Party Transactions — Based on an evaluation for the period ended January 31, 2013, the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

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

•	Future competition;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady’s ability to retain significant contracts and customers;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Risks associated with product liability, warranty, and recall claims;

•	Brady’s ability to develop and successfully market new products;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with restructuring plans;

•	Environmental, health and safety compliance costs and liabilities;

•	Technology changes and potential security violations to the Company’s information technology systems;

•	Brady’s ability to maintain compliance with its debt covenants;

•	Increase in our level of debt;

•	Potential write-offs of Brady’s substantial intangible assets;

•	Unforeseen tax consequences; and

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit, and Singapore Dollar. As of January 31, 2013 and 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $23.4 million and $18.4 million, respectively. The Company uses Euro-denominated debt of €75.0 million designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.
The Company also uses Euro and British Pound-denominated debt which is held in European entities, to better match the currency of short-term cash inflows and outflows. The Company had Euro-denominated borrowings of $66,478 and British pound-denominated borrowings of $32,862 at January 31, 2013.
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
Currency exchange rates increased sales by 0.2% for the three months ended January 31, 2013, as compared to a decline in sales of 0.4% in the same period of the prior year. Currency exchange rates reduced sales by 1.0% for the six months ended January 31, 2013, as compared to an increase in sales of 1.1% in the same period of the prior year. During the current quarter, the primary cause of currency fluctuation was strengthening of the Euro against the U.S. Dollar. The year to date decline in sales due to currency was a result of first quarter 2013 strengthening of the U.S. Dollar against most major currencies throughout the period, when compared to the prior year.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of January 31, 2013, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustments recorded for the three and six months ended January 31, 2013 were $9.6 million and $28.1 million favorable, respectively. Currency translation adjustments recorded for the the three and six months ended January 31, 2012 were $19.4 million and $34.0 million unfavorable, respectively. As of January 31, 2013 and 2012, the Company's foreign subsidiaries had net currency assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $226.9 million and $415.8 million, respectively. The potential decrease in net current assets as of January 31, 2013, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $22.7 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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

Other than the acquisition of PDC, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
During the three months ended January 31, 2013, the Company acquired PDC for approximately $301 million. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business and to augment its Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our financial position, results of operations and cash flows are subject to various risks. The following risk factor is an addition to the risk factors discussed in Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended July 31, 2012.

Product liability claims could adversely impact our financial condition, results of operations, cash flows, and reputation.

Our business exposes us to potential product liability risks, as well as warranty and recall claims, that are inherent in the design, manufacture, sale and use of our products, especially our healthcare products. We have not do date incurred material costs related to these claims. However, in the event our products actually or allegedly fail to perform as expected and we are subject to such claims above the amount of our insurance coverage, our financial condition, results of operations and cash flows, as well as our reputation, could be materially and adversely affected.
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
SIGNATURES

BRADY CORPORATION

Date: March 8, 2013	/s/ FRANK M. JAEHNERT
Frank. M. Jaehnert
President & Chief Executive Officer

Date: March 8, 2013	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)