Form 10-Q
period 2013-04-30
BRADY CORP
filed 2013-06-06
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2013
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
As of June 6, 2013, there were 48,135,711 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,034	$305,900
Accounts receivable — net	177,343	199,006
Inventories:
Finished products	62,995	64,740
Work-in-process	14,908	15,377
Raw materials and supplies	21,703	25,407
Total inventories	99,606	105,524
Assets held for sale	108,623	—
Prepaid expenses and other current assets	41,461	40,424
Total current assets	504,067	650,854
Other assets:
Goodwill	841,449	676,791
Other intangible assets	174,583	84,119
Deferred income taxes	6,305	45,356
Other	20,915	20,584
Property, plant and equipment:
Cost:
Land	9,081	8,651
Buildings and improvements	100,504	101,962
Machinery and equipment	278,233	292,130
Construction in progress	9,358	10,417
	397,176	413,160
Less accumulated depreciation	263,527	283,145
Property, plant and equipment — net	133,649	130,015
Total	$1,680,968	$1,607,719
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$58,658	$—
Accounts payable	75,204	86,646
Wages and amounts withheld from employees	36,840	54,629
Liabilities held for sale	34,684	—
Taxes, other than income taxes	7,603	9,307
Accrued income taxes	10,650	14,357
Other current liabilities	34,396	40,815
Current maturities on long-term debt	61,265	61,264
Total current liabilities	319,300	267,018
Long-term obligations, less current maturities	218,378	254,944
Other liabilities	109,635	76,404
Total liabilities	647,313	598,366
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,972,270 and 47,630,926 shares, respectively	513	513
Class B voting common stock — Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	312,905	313,008
Earnings retained in the business	725,682	732,290
Treasury stock — 2,974,218 and 3,245,561 shares, respectively of Class A nonvoting common stock, at cost	(79,996)	(92,600)
Accumulated other comprehensive income	76,439	59,411
Other	(1,923)	(3,304)
Total stockholders’ investment	1,033,655	1,009,353
Total	$1,680,968	$1,607,719

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net sales	$305,737	$275,388	$856,408	$813,573
Cost of products sold	146,031	123,641	403,888	367,330
Gross margin	159,706	151,747	452,520	446,243
Operating expenses:
Research and development	8,062	8,200	24,162	25,657
Selling, general and administrative	112,148	98,614	321,909	293,518
Restructuring charges	8,540	1,977	10,487	1,977
Total operating expenses	128,750	108,791	356,558	321,152
Operating income	30,956	42,956	95,962	125,091
Other income and (expense):
Investment and other income	1,131	1,108	2,427	1,719
Interest expense	(4,185)	(4,735)	(12,755)	(14,715)
Earnings from continuing operations before income taxes	27,902	39,329	85,634	112,095
Income taxes	6,064	11,290	47,965	27,767
Earnings from continuing operations	$21,838	$28,039	$37,669	$84,328
(Loss) from discontinued operations, net of income taxes	(17,605)	(387)	(14,933)	(113,898)
Net earnings (loss)	$4,233	$27,652	$22,736	$(29,570)
Earnings from continuing operations per Class A Nonvoting Common Share
Basic	$0.42	$0.53	$0.73	$1.60
Diluted	$0.42	$0.53	$0.73	$1.59
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.42	$0.53	$0.72	$1.59
Diluted	$0.42	$0.53	$0.71	$1.57
(Loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.34)	$—	$(0.29)	$(2.17)
Diluted	$(0.34)	$(0.01)	$(0.29)	$(2.16)
(Loss) from discontinued operations per Class B Voting Common Share:
Basic	$(0.34)	$—	$(0.30)	$(2.17)
Diluted	$(0.34)	$(0.01)	$(0.29)	$(2.15)
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.08	$0.53	$0.44	$(0.57)
Diluted	$0.08	$0.52	$0.44	$(0.57)
Dividends	$0.19	$0.185	$0.57	$0.555
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.08	$0.53	$0.42	$(0.58)
Diluted	$0.08	$0.52	$0.42	$(0.58)
Dividends	$0.19	$0.185	$0.553	$0.538
Weighted average common shares outstanding (in thousands):
Basic	51,415	52,513	51,210	52,539
Diluted	52,041	53,003	51,685	52,946
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2013	2012	2013	2012
Net earnings (loss)	$4,233	$27,652	$22,736	$(29,570)
Other comprehensive income:
Foreign currency translation adjustments	(8,752)	(2,313)	19,318	(36,323)
Net investment hedge translation adjustments	4,461	(281)	(5,270)	12,971
Long-term intercompany loan translation adjustments	(79)	(1,291)	1,510	(3,532)
Cash flow hedges:
Net gain (loss) recognized in other comprehensive income	330	(400)	(668)	1,328
Reclassification adjustment for losses (gains) included in net earnings	9	(382)	(548)	252
	339	(782)	(1,216)	1,580
Pension and other post-retirement benefits:
Gain recognized in other comprehensive income	—	—	—	1,105
Actuarial gain amortization	(12)	(63)	(35)	(127)
Prior service credit amortization	(50)	(68)	(152)	(135)
	(62)	(131)	(187)	843
Other comprehensive (loss) income, before tax	(4,093)	(4,798)	14,155	(24,461)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(943)	(29)	2,873	(9,005)
Other comprehensive (loss) income, net of tax	(5,036)	(4,827)	17,028	(33,466)
Comprehensive (loss) income	$(803)	$22,825	$39,764	$(63,036)
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended April 30,
	(Unaudited)
	2013	2012
Operating activities:
Net earnings (loss)	$22,736	$(29,570)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,037	32,921
Non-cash portion of restructuring charges	3,701	458
Non-cash portion of stock-based compensation expense	6,964	7,592
Impairment charge	—	115,688
Loss on write-down of assets held for sale	15,658	—
Loss (gain) on sales of businesses	3,138	—
Deferred income taxes	33,780	(3,192)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(6,410)	11,050
Inventories	(91)	(5,595)
Prepaid expenses and other assets	541	(4,386)
Accounts payable and accrued liabilities	(22,226)	(39,472)
Income taxes	(4,198)	15,101
Net cash provided by operating activities	89,630	100,595
Investing activities:
Purchases of property, plant and equipment	(26,082)	(14,498)
Payments of remaining consideration	—	(2,580)
Settlement of net investment hedges	—	(797)
Acquisition of business, net of cash acquired	(301,157)	(3,039)
Sales of businesses, net of cash retained	10,178	—
Other	(1,245)	(1,536)
Net cash used in investing activities	(318,306)	(22,450)
Financing activities:
Payment of dividends	(29,344)	(29,235)
Proceeds from issuance of common stock	10,246	3,624
Purchase of treasury stock	(5,121)	(12,309)
Proceeds from borrowing on notes payable	220,000	—
Repayment of borrowing on notes payable	(173,000)	—
Proceeds from borrowings on line of credit	11,491	—
Principal payments on debt	(42,514)	(42,514)
Debt issuance costs	—	(961)
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	1,794	754
Net cash used in financing activities	(6,448)	(80,641)
Effect of exchange rate changes on cash	6,258	(13,050)
Net decrease in cash and cash equivalents	(228,866)	(15,546)
Cash and cash equivalents, beginning of period	305,900	389,971
Cash and cash equivalents, end of period	$77,034	$374,425
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$13,194	$15,746
Income taxes, net of refunds	26,786	19,959
Acquisitions:
Fair value of assets acquired, net of cash	$169,830	$2,395
Liabilities assumed	(57,860)	(583)
Goodwill	189,187	1,227
Net cash paid for acquisitions	$301,157	$3,039
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2013
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2013 and July 31, 2012, and its results of operations, comprehensive income, and cash flows for the three and nine months ended April 30, 2013 and 2012. The condensed consolidated balance sheet as of July 31, 2012, has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
During the three months ended April 30, 2013, the Company implemented a plan to divest its Die-Cut Asia business. As a result, the assets and liabilities of the business were presented in accordance with the authoritative literature on assets held for sale in the condensed consolidated balance sheet as of April 30, 2013. The results of operations of the Company's Die-Cut Asia business have been reported as discontinued operations within the condensed consolidated statements of earnings for all periods presented. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Die-Cut Asia discontinued operations. Refer to Note N, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2013, were as follows:

	Americas	EMEA	Asia-Pacific	Total
Balance as of July 31, 2012	$417,886	$174,868	$84,037	$676,791
Current year acquisitions	189,187	—	—	189,187
Current year divestitures	(2,882)	—	—	(2,882)
Reclassification to assets held for sale	—	—	(29,673)	(29,673)
Translation adjustments	408	6,848	770	8,026
Balance as of April 30, 2013	$604,599	$181,716	$55,134	$841,449

Goodwill increased $164,658 during the nine months ended April 30, 2013. Of the $164,658 increase, $189,187 was due to the acquisition of Precision Dynamics Corporation ("PDC"), and $8,026 was due to the positive effects of foreign currency translation. These increases were partially offset by the divestitures of the Precision Converting, LLC (“Brady Medical”) and the Varitronics businesses during the first quarter of fiscal 2013, which decreased goodwill by $863 and $2,019, respectively. In addition, the assets and liabilities of the Die-Cut Asia business are classified as held for sale as of April 30, 2013, which resulted in a decrease of $29,673 for the goodwill balance associated with the disposal group. Refer to Note K, “Acquisitions and Divestitures” and Note N, "Discontinued Operations" for further discussion.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	April 30, 2013				July 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$10,818	$(9,481)	$1,337	5	$10,418	$(9,058)	$1,360
Trademarks and other	5	15,283	(7,765)	7,518	7	8,945	(7,094)	1,851
Customer relationships	8	264,501	(141,102)	123,399	7	164,392	(128,805)	35,587
Non-compete agreements and other	4	15,681	(15,285)	396	4	15,988	(15,417)	571
Unamortized other intangible assets:
Trademarks	N/A	41,933	—	41,933	N/A	44,750	—	44,750
Total		$348,216	$(173,633)	$174,583		$244,493	$(160,374)	$84,119
The value of goodwill and other intangible assets in the condensed consolidated balance sheets at April 30, 2013, differs from the value assigned to them in the original allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and April 30, 2013. The acquisition of PDC increased customer relationships and amortized trademarks by $102,500 and $6,800, respectively.
Amortization expense on intangible assets was $6,597 and $3,944 for the three months ended April 30, 2013 and 2012, respectively, and $15,759 and $12,102 for the nine months ended April 30, 2013 and 2012, respectively. The amortization over each of the next five fiscal years is projected to be $19,934, $19,134, $16,934, $13,608 and 12,241 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.

NOTE C — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Numerator: (in thousands)
Earnings from continuing operations	$21,838	$28,039	$37,669	$84,328
Less:
Restricted stock dividends	(60)	(57)	(179)	(172)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$21,778	$27,982	$37,490	$84,156
Less:
Preferential dividends	—	—	(797)	(818)
Preferential dividends on dilutive stock options	—	—	(5)	(5)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$21,778	$27,982	$36,688	$83,333
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,415	52,513	51,210	52,539
Plus: Effect of dilutive stock options	626	490	475	407
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	52,041	53,003	51,685	52,946
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.42	$0.53	$0.73	$1.60
Diluted	$0.42	$0.53	$0.73	$1.59
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.42	$0.53	$0.72	$1.59
Diluted	$0.42	$0.53	$0.71	$1.57
(Loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.34)	$—	$(0.29)	$(2.17)
Diluted	$(0.34)	$(0.01)	$(0.29)	$(2.16)
(Loss) from discontinued operations per Class B Voting Common Share:
Basic	$(0.34)	$—	$(0.30)	$(2.17)
Diluted	$(0.34)	$(0.01)	$(0.29)	$(2.15)
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.08	$0.53	$0.44	$(0.57)
Diluted	$0.08	$0.52	$0.44	$(0.57)
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.08	$0.53	$0.42	$(0.58)
Diluted	$0.08	$0.52	$0.42	$(0.58)
Options to purchase approximately 2,591,000 and 3,182,000 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2013 and 2012, respectively, were not included in the computation of diluted net earnings per share because the impact of the inclusion of the options would have been anti-dilutive. Options to purchase approximately 3,560,000 and 4,013,000 shares of Class A Nonvoting Common Stock for the nine months ended April 30, 2013 and 2012, respectively, were not included in the computation of diluted net earnings (loss) per share as the impact of the inclusion of the options would have been anti-dilutive.

NOTE D — Segment Information
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income (expense) and income taxes are also excluded when evaluating segment performance. Intersegment sales and transfers are recorded at cost plus a standard percentage markup.
Through April 30, 2013, the Company is organized and managed on a geographic basis by region. Each of these regions, Americas, EMEA and Asia-Pacific, has a President that reports directly to the Company’s chief operating decision maker, its Chief Executive Officer. Each region has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on regional segment profit. The Company has determined that these regions comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance. Effective May 1, 2013, the Company will reorganize into two global product-based business platforms: Identification Solutions and Workplace Safety, which is known as Direct Marketing through the quarter ended April 30, 2013.
Following is a summary of segment information for the three and nine months ended April 30, 2013 and 2012:

	Americas	EMEA	Asia-Pacific	Total Region	Corporate and Eliminations	Totals
Three months ended April 30, 2013
Revenues from external customers	$178,559	$94,044	$33,134	$305,737	$—	$305,737
Segment profit	42,942	22,993	5,485	71,420	(1,282)	70,138
Three months ended April 30, 2012
Revenues from external customers	$143,083	$94,136	$38,169	$275,388	$—	$275,388
Segment profit	39,181	25,566	6,080	70,827	(388)	70,439
Nine months ended April 30, 2013
Revenues from external customers	$470,418	$279,420	$106,570	$856,408	$—	$856,408
Segment profit	119,179	70,568	15,793	205,540	(5,049)	200,491
Nine months ended April 30, 2012
Revenues from external customers	$419,862	$279,506	$114,205	$813,573	$—	$813,573
Segment profit	118,871	78,432	18,411	215,714	(6,010)	209,704
Following is a reconciliation of segment profit to net earnings (loss) for the three and nine months ended April 30, 2013 and 2012:

	Three months ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Total profit from reportable segments	$71,420	$70,827	$205,540	$215,714
Corporate and eliminations	(1,282)	(388)	(5,049)	(6,010)
Unallocated amounts:
Administrative costs	(30,642)	(25,506)	(94,042)	(82,636)
Restructuring charges	(8,540)	(1,977)	(10,487)	(1,977)
Investment and other income	1,131	1,108	2,427	1,719
Interest expense	(4,185)	(4,735)	(12,755)	(14,715)
Earnings from continuing operations before income taxes	27,902	39,329	85,634	112,095
Income taxes	(6,064)	(11,290)	(47,965)	(27,767)
Earnings from continuing operations	21,838	28,039	37,669	84,328
(Loss) from discontinued operations, net of income taxes	(17,605)	(387)	(14,933)	(113,898)
Net earnings (loss)	$4,233	$27,652	$22,736	$(29,570)

Following is a summary of sales by business platform for the three and nine months ended April 30, 2013 and 2012:

	Three months ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Identification Solutions	$212,799	$180,414	$576,233	$531,188
Direct Marketing	88,004	90,528	266,109	267,785
Die-Cut	4,934	4,446	14,066	14,600
Total	$305,737	$275,388	$856,408	$813,573

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
As of April 30, 2013, the Company has reserved 6,205,350 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,198,516 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2013 and 2012, was $155 ($94 net of taxes) and $2,102 ($1,282 net of taxes), respectively, and expense recognized during the nine months ended April 30, 2013 and 2012 was $6,964 ($4,248 net of taxes), and $7,592 ($4,631 net of taxes), respectively. The decrease in stock-based compensation expense in the quarter ended April 30, 2013 was due to a reversal of $2,186. The reversal consisted of $1,286 of stock-based compensation expense on performance-based stock options that will not meet the financial performance conditions, and $900 of stock compensation expense on performance-based restricted shares for which the original service conditions will not be met.
As of April 30, 2013, total unrecognized compensation cost related to share-based compensation awards was $11,484 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.7 years.
The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the nine months ended April 30, 2013 and 2012, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30, 2013		Nine months ended April 30, 2012
	Service-Based	Performance- Based	Service-Based	Performance- Based
Black-Scholes Option Valuation Assumptions	Option Awards	Option Awards	Option Awards	Option Awards
Expected term (in years)	5.94	—	5.89	6.57
Expected volatility	38.68%	—	39.41%	39.21%
Expected dividend yield	2.21%	—	2.07%	1.99%
Risk-free interest rate	0.90%	—	1.16%	2.05%
Weighted-average market value of underlying stock at grant date	$30.54	$—	$27.05	$29.55
Weighted-average exercise price	$30.54	$—	$27.05	$29.55
Weighted-average fair value of options granted during the period	$9.05	$—	$8.42	$10.01

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
The Company granted 5,000 cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99. The Company granted 10,000 shares of performance-based restricted stock units in September 2012, with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. As of April 30, 2013, 5,000 cliff-vested restricted shares were outstanding, 10,000 performance-based restricted stock units were outstanding and 310,000 performance-based restricted shares were outstanding.
The Company granted 815,450 service-based stock options during the nine months ended April 30, 2013, with a weighted average exercise price of $30.54 and a weighted average fair value of $9.05. There were no performance-based stock options granted during the nine months ended April 30, 2013.
A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2012	6,253,751	$29.24
New grants	815,450	$30.54
Exercised	(642,579)	$21.22
Forfeited or expired	(519,272)	$30.52
Outstanding at April 30, 2013	5,907,350	$30.18	6.5	$25,094
Exercisable at April 30, 2013	3,736,320	$30.70	4.9	$15,728
There were 3,736,320 and 3,848,048 options exercisable with a weighted average exercise price of $30.70 and $29.67 at April 30, 2013 and 2012, respectively. The cash received from the exercise of options during the three months ended April 30, 2013 and 2012, was $5,837 and $1,441, respectively. The cash received from the exercise of options during the nine months ended April 30, 2013 and 2012, was $10,246 and $3,624, respectively. The tax benefit on stock options exercised during the three months ended April 30, 2013 and 2012, was $495 and $166, respectively. The tax benefit on stock options exercised during the nine months ended April 30, 2013 and 2012, was $1,760 and $761, respectively.
The total intrinsic value of options exercised during the nine months ended April 30, 2013 and 2012, based upon the average market price at the time of exercise during the period, was $7,360 and $2,987, respectively. The total fair value of stock options vested during the nine months ended April 30, 2013 and 2012, was $10,860 and $8,035, respectively.
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
On September 6, 2012, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. During the nine months ended April 30, 2013, the Company purchased 188,167 shares of its Class A Nonvoting Common Stock for $5,121. As of April 30, 2013, there remained 2,146,773 shares to purchase in connection with these plans.
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2013, and July 31, 2012, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2013
Trading securities	$14,614	$—	$14,614	Other assets
Foreign exchange contracts	—	1,242	1,242	Prepaid expenses and other current assets
Total Assets	$14,614	$1,242	$15,856
Foreign exchange contracts	$—	$438	$438	Other current liabilities
Foreign currency denominated debt	—	108,001	108,001	Long term obligations, less current maturities
Total Liabilities	$—	$108,439	$108,439
July 31, 2012
Trading securities	$12,676	$—	$12,676	Other assets
Foreign exchange contracts	—	1,234	1,234	Prepaid expenses and other current assets
Total Assets	$12,676	$1,234	$13,910
Foreign exchange contracts	$—	$281	$281	Other current liabilities
Foreign currency denominated debt	—	99,081	99,081	Long term obligations, less current maturities
Total Liabilities	$—	$99,362	$99,362
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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three or nine months ended April 30, 2013 and 2012. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended April 30, 2013.

During the three months ended April 30, 2013, the Company implemented a plan to divest its Die-Cut Asia business. As such, the assets and liabilities of the Die-Cut Asia disposal group were recorded at approximate fair value less cost to sell and classified as "Assets held for sale" and "Liabilities held for sale." This resulted in a loss on the write-down of the disposal group of $15,658 recorded within discontinued operations for the three and nine months ended April 30, 2013. Fair value was determined utilizing a combination of external market factors, internal projections, and other relevant Level 3 measurements.

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
The estimated fair value of the Company’s short-term and long-term debt obligations, including notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities, was $359,427 and $338,668 at April 30, 2013 and July 31, 2012, respectively, as compared to the carrying value of $338,301 and $316,208 at April 30, 2013 and July 31, 2012, respectively.
The Company drew down on its revolving loan agreement during the nine months ended April 30, 2013, in order to fund the acquisition of PDC. There was $47,000 outstanding on the revolving loan agreement at April 30, 2013. In addition, the Company entered into a USD-denominated line of credit facility with Bank of America in China in the amount of $26,200, of which $11,658 was drawn during the three months ended April 30, 2013, in order to fund working capital and operations for the Company's Chinese entities. These outstanding balances are classified as "Notes Payable" in the amount of $58,658 on the condensed consolidated balance sheets, and the fair value approximates carrying value due to the short-term nature of the instruments.
NOTE I — Restructuring
During the three months ended April 30, 2013, the Company announced a restructuring action to reduce approximately 5-7% of its global workforce in order to address its cost structure. In connection with this restructuring action, the Company incurred restructuring charges of $8,540 and $10,487 in continuing operations during the three and nine months ended April 30, 2013, respectively. Of the $10,487 recognized in continuing operations during the nine months ended April 30, 2013, $1,947 was incurred during the second quarter ended January 31, 2013, and related primarily to restructuring costs incurred as part of the acquisition of PDC.
The three months restructuring charges of $8,540 consisted of $2,863 of employee separation costs, $3,423 of long-lived asset write-offs, and $2,254 of other facility closure related costs. Of the $8,540 of restructuring charges recorded during the quarter, $5,067 was incurred in the Americas and $3,473 was incurred in EMEA.
The year-to-date restructuring charges of $10,487 consisted of $4,829 of employee separation costs, $3,423 of long-lived asset write-offs, and $2,235 of other facility closure related costs. Of the $10,487 of restructuring charges recorded during fiscal 2013, $6,534 was incurred in the Americas, $3,816 was incurred in EMEA, and $137 was incurred in Asia-Pacific. The Company expects to incur approximately an additional $13-$16 million in restructuring in the fourth quarter of fiscal 2013 associated with this plan, which includes tradename write-offs in conjunction with brand consolidation. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.

During the three months ended April 30, 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring charges of $1,977, which consisted of $1,006 of employee separation costs, $458 of fixed asset write-offs, and $513 of other facility closure related costs. Of the $1,977 of restructuring charges recorded during the three months ended April 30, 2012, $1,709 was incurred in the Americas, $258 was incurred in EMEA, and $10 was incurred in Asia-Pacific.
A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2012	$8,809	$—	$265	$9,074
Restructuring charges in continuing operations	4,829	3,423	2,235	10,487
Restructuring charges in discontinued operations	1,337	283	1,344	2,964
Non-cash write-offs	—	(3,706)	—	(3,706)
Cash payments	(10,239)	—	(1,946)	(12,185)
Ending balance, April 30, 2013	$4,736	$—	$1,898	$6,634
NOTE J — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2013 and July 31, 2012, the notional amount of outstanding forward exchange contracts was $170,641 and $61,169, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At April 30, 2013, unrealized gains of $132 have been included in OCI. As of April 30, 2012, unrealized gains of $46 were included in OCI. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended April 30, 2013 and 2012, the Company reclassified losses of $9 and gains $382 from OCI into earnings, respectively. For the nine months ended April 30, 2013 and 2012, the Company reclassified gains of $548 and losses of $252 from OCI into earnings, respectively. At April 30, 2013 and July 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $11,632 and $39,458, respectively, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At April 30, 2013, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. At July 31, 2012, the Company designated €4,581 of intercompany loans as net investment hedges to hedge portions of its net investment in European foreign operations. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At April 30, 2013 and July 31, 2012, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $7,399 and $10,650, respectively. As of April 30, 2013 and 2012, the Company recognized in OCI gains of $24 and $3,228, respectively, on its net investment hedges.
Non-Designated Hedges
For the three and nine months ended April 30, 2013, the Company recognized losses of $520 and $478, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and nine months ended April 30, 2012, the Company recognized a loss of $227 and a gain of $188, respectively.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2013		July 31, 2012		April 30, 2013		July 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$149	Prepaid expenses and other current assets	$1,156	Other current liabilities	$57	Other current liabilities	$210
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$26	Other current liabilities	$71
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$98,228	Long term obligations, less current maturities	$99,081
Total derivatives designated as hedging instruments		$149		$1,156		$98,311		$99,362
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,093	Prepaid expenses and other current assets	$78	Other current liabilities	$355	Other current liabilities	$—
Total derivatives not designated as hedging instruments		$1,093		$78		$355		$—
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

In October 2012, the Company sold certain assets of its Varitronics business, an education technology solutions business. Varitronics had operations in the Company’s Americas segment. The Company received proceeds of $8,410 for this business, of which $7,160 was in cash and $1,250 was in the form of a promissory note, which is classified as a long-term asset. The transaction resulted in a pre-tax gain of $237, which was accounted for during the three month period ended October 31, 2012.
The Brady Medical and Varitronics divestitures are part of the Company’s continued long-term strategy to focus resources on businesses with a clear path to sustainable organic growth and profitability.
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's Americas segment. Net sales and net earnings attributable to PDC for the three months ended April 30, 2013 were $40,682 and $1,865, respectively. Net sales and net earnings attributable to PDC from the acquisition date through April 30, 2013 were approximately $56,750 and $626, respectively. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks, and the balance from cash on hand. As of April 30, 2013, the Company repaid $173,000 of the borrowing on the credit facility with cash on hand. The Company incurred $3,600 in acquisition-related expenses during the nine months ended April 30, 2013.
The Company acquired PDC to create an anchor position in the healthcare sector, consistent with the Company's mission to identify and protect premises, products and people. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.
The table below details a preliminary allocation of the PDC purchase price:

Fair values:	April 30, 2013
Cash and cash equivalents	$12,904
Accounts receivable — net	21,178
Total inventories	16,788
Prepaid expenses and other current assets	3,915
Goodwill	189,187
Other intangible assets	109,300
Other assets	483
Property, plant and equipment	18,165
Accounts payable	(10,386)
Wages and amounts withheld from employees	(4,234)
Taxes, other than income taxes	(600)
Accrued income taxes	(57)
Other current liabilities	(4,704)
Other long-term liabilities	(37,878)
314,061
Less: cash acquired	(12,904)
Fair value of total consideration	$301,157
The final purchase price allocation is subject to completion of final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as is practicable but no later than 12 months after the closing date of the acquisition. The intangible assets consist of a customer relationship of $102,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. The goodwill acquired of $189,187 is not tax deductible.

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended April 30, 2013 and 2012, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	Three months ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales, as reported	$305,737	$275,388	$856,408	$813,573
Net sales, pro forma	305,737	319,077	924,832	938,774
Earnings from continuing operations, as reported	21,838	28,039	37,669	84,328
Earnings from continuing operations, pro forma	21,838	29,893	42,553	83,271
Basic earnings from continuing operations per Class A Common Share, as reported	0.42	0.53	0.73	1.60
Basic earnings from continuing operations per Class A Common Share, pro forma	0.42	0.57	0.83	1.58
Diluted earnings from continuing operations per Class A Common Share, as reported	0.42	0.53	0.73	1.59
Diluted earnings from continuing operations per Class A Common Share, pro forma	0.42	0.56	0.82	1.57
Pro forma results for the nine months ended April 30, 2012, were adjusted to include $3,600 of acquisition-related expenses, $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $720 in interest expense on acquisition debt, and ($827) in income tax benefit.
Pro forma results for the nine months ended April 30, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt and ($135) in income tax benefit.
Pro forma results for the nine months ended April 30, 2013 and 2012 includes $5,141 and $9,313 of pretax amortization expense related to intangible assets, respectively.

NOTE L - Notes Payable
In December 2012, the Company drew down $220,000 from its revolving loan agreement with a group of six banks to fund a portion of the purchase price of the acquisition of PDC. Prior to April 30, 2013, the Company repaid $173,000 of the borrowing with cash on hand. The Company intends to repay the remainder of the borrowing within 12 months of the current period end, as such, the borrowing is classified as "Notes Payable" within current liabilities on the Condensed Consolidated Balance Sheets. During the nine months ended April 30, 2013, the maximum amount outstanding on the revolving loan agreement was $220,000. As of April 30, 2013, the outstanding balance on the credit facility was $47,000 and there was $253,000 available for future borrowing under the credit facility, which can be increased to $403,000 at the Company's option, subject to certain conditions.
In February 2013, the Company entered into a USD-denominated line of credit facility with in China. The facility supports USD-denominated borrowing to fund working capital and operations for the Company's Chinese entities. During the nine months ended April 30, 2013, the maximum amount outstanding was $11,658 which was the balance outstanding at April 30, 2013. As of April 30, 2013, there was $14,542 available for future borrowing under this credit facility.
As of April 30, 2013, borrowings on the revolving loan agreement and China line of credit are as follows:

	Interest Rate	April 30, 2013
USD-denominated borrowing on revolving loan agreement	1.3000%	$47,000
USD-denominated borrowing on China line of credit	1.1332%	11,658
Notes payable	1.2000%	58,658

NOTE M - Income Taxes

During the nine months ended April 30, 2013, the Company recorded a $25,630 non-cash tax charge for the repatriation of approximately $208,000 of cash associated with the funding of the acquisition of PDC. The Company does not provide for U.S.

deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. The remaining earnings continue to be reinvested indefinitely as of April 30, 2013, and it is impracticable to estimate the amount of such remaining earnings on an interim basis.

NOTE N — Discontinued Operations

During the three months ended April 30, 2013, the Company implemented a plan to divest its Die-Cut Asia business. As a result, the business has been classified as assets and liabilities held for sale in accordance with the authoritative literature as of April 30, 2013. The disposal group has been recorded based on the estimated fair value less cost to sell, which resulted in a write down of $15,658. The operating results have been reported as discontinued operations for the comparative periods ended April 30, 2013 and 2012, including the operating results of the following three previously divested businesses:

Divestitures	Segment	Date Completed
Etimark	EMEA	July 2012
Precision Converting, LLC (“Brady Medical”)	Americas	August 2012
Varitronics	Americas	October 2012

The following table summarizes the operating results of discontinued operations for the three and nine months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net sales	$44,653	$56,241	$155,811	$188,148
(Loss) on write-down of disposal group	(15,658)	—	(15,658)	—
(Loss) earnings from operations of discontinued businesses	(417)	(2,002)	4,463	(112,246)
Income tax (expense) benefit	(1,530)	1,615	(3,738)	(1,652)
(Loss) from discontinued operations, net of income tax	$(17,605)	$(387)	$(14,933)	$(113,898)

The following table details assets and liabilities of the Die-Cut Asia disposal group classified as held for sale as of April 30, 2013:

April 30, 2013
Accounts receivable—net	$50,564
Total inventories	19,889
Prepaid expenses and other current assets	2,119
Total current assets	72,572

Other assets:
Goodwill	29,673
Other intangible assets	491
Other	1,985
Property, plant and equipment—net	19,560
Total assets	$124,281

Current liabilities:
Accounts payable	$30,403
Wages and amounts withheld from employees	3,119
Other current liabilities	1,162
Total current liabilities	34,684

Net assets of disposal group	89,597
Less: write-down on disposal group	(15,658)
Net assets of disposal group at fair value	$73,939

In accordance with authoritative literature, accumulated other comprehensive income will be reclassified to the statement of earnings upon liquidation or substantial liquidation of the disposal group.

NOTE O — New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net earnings in the statement where the components of net earnings and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. The Company has provided the required statements of comprehensive income beginning with the first quarter of fiscal 2013.
In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarified that the scope of the disclosures under U.S. GAAP is limited to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with ASC 210 or ASC 815. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Disclosures are to be provided retrospectively for all periods presented. The adoption of this update will not have a material impact on the financial statements of the Company.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net earnings in their entirety, entities are required to disclose the effect of the reclassification in each affected line in the statement of earnings. For AOCI reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net earnings as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net earnings if it has items that are not reclassified in their entirety into net earnings. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update will not have a material impact on the financial statements of the Company.
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which applies to the release of the cumulative translation adjustment into net earnings when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a business if the parent ceases to have a controlling financial interest in that group of assets, and resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this update will not have a material impact on the financial statements of the Company.
NOTE P — Subsequent Events

On May 15, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on July 31, 2013 to shareholders of record at the close of business on July 10, 2013.

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
Through April 30, 2013, the Company is organized and managed on a geographic basis within three regions: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific, which are the reportable segments. Across these regions, the Company operates three primary business platforms: Identification Solutions (“ID Solutions”), Direct Marketing and Die-Cut. Refer to Item 1 of the Company’s fiscal 2012 Form 10-K for additional information regarding the business platforms. Effective May 1, 2013, the Company will reorganize into two global product-based business platforms: Identification Solutions and Workplace Safety, which is known as Direct Marketing through the quarter ended April 30, 2013.

Results of Operations

During the three months ended April 30, 2013, the Company implemented a plan to divest its Die-Cut Asia business. This is a part of the Company's ongoing efforts to shift its portfolio of businesses into more stable industries that are supported by macro-economic trends. The Die-Cut Asia business platform primarily consists of the sale of high performance products such as gaskets, meshes, heat dissipation materials, antennae, dampers, filters, and similar products sold into the electronics industries including the mobile handset and hard-disk drive industries. The business has shown many signs of improvement and has recently secured several new orders; however, management no longer considers the business to be core to the overall strategy and believes that customers and employees will be better served being owned by a company in which die-cut is a core product offering. As such, the assets and liabilities of the business were classified as held for sale in the condensed consolidated balance sheet as of April 30, 2013, and its operating results are reflected as discontinued operations in the condensed consolidated statements of earnings for the three and nine months ended April 30, 2013 and 2012.

The Company's continuing operations were affected by continued global economic weakness primarily in Europe, Brazil and Australia during the three and nine months ended April 30, 2013. In addition, the continued decline in the Direct Marketing Americas business impacted results as the growth in e-commerce sales have only partially offset the decline in the traditional catalog model sales. In December 2012, the Company made a strategic acquisition with the purchase of Precision Dynamics Corporation ("PDC"), a leader in the U.S. healthcare identification sector, moving into faster growing end markets. The purchase price paid for PDC on December 28, 2012, was $301.2 million, and annual revenue for PDC for calendar year 2012 was $173 million. This acquisition contributed 15% to our sales growth for the three months and 7% for the nine months ended April 30, 2013. In addition to acquisitions, we are focused on the following initiatives in order to create growth:

•	Expanding our business in emerging geographies, or geographies where we are under-penetrated

•	Developing and introducing new products

•	Expanding globally in selected vertical markets, such as Aerospace and Mass Transit, Chemical, Oil & Gas, and Food & Beverage

•	Commitment to customer conversion, and

•	Expanding our on-line capabilities to deliver the best buying experience for our customers

The comparability of the operating results for the three and nine months ended April 30, 2013, to the prior year has been impacted by the following acquisitions completed in fiscal 2013 and fiscal 2012:
Fiscal 2013

Acquisitions	Segment	Date Completed
Precision Dynamics Corporation ("PDC")	Americas	December 2012

Fiscal 2012

Acquisitions	Segment	Date Completed
Grafo Wiremarkers Africa (“Grafo”)	EMEA	March 2012
Runelandhs Försäljnings AB (“Runelandhs”)	EMEA	May 2012
Pervaco AS (“Pervaco”)	EMEA	May 2012

Sales for the three months ended April 30, 2013, increased 11.0% to $305.7 million, compared to $275.4 million in the same period of the last fiscal year. Of the 11.0% increase in sales, organic sales decreased by 4.7%, and fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales by 1.1%. Acquisitions increased sales by 16.8% during the three months ended April 30, 2013. The decrease in organic sales for the three months ended April 30, 2013, was comprised of a 2.9% decrease in the Americas, and 4.8% and 11.6% declines in sales in the EMEA and Asia-Pacific segments, respectively. Net earnings from continuing operations for the three months ended April 30, 2013 and 2012, were $21.8 million and $28.0 million, respectively.

Sales for the nine months ended April 30, 2013, increased 5.3% to $856.4 million, compared to $813.6 million in the same period of the last fiscal year. Organic sales declined 2.7%, acquisitions increased sales by 9.3% and the effects of fluctuations in the exchange rates used to translate financial results into the United States dollar decreased sales by 1.3%. Net earnings from continuing operations for the nine months ended April 30, 2013, were $37.7 million, which includes a non-cash tax charge of $25.0 million due to the repatriation of cash in order to fund the PDC acquisition. Net earnings from continuing operations for the nine months ended April 30, 2012, were $84.3 million.

Gross margin as a percentage of sales decreased to 52.2% from 55.1% for the three months and decreased to 52.8% from 54.8% for the nine months ended April 30, 2013, compared to the same periods of the prior year. Excluding the acquisition of PDC, gross margin as a percentage of sales decreased to 53.8% from 55.1% for the three months and decreased to 54.0% from 54.8% for the nine months ended April 30, 2013. As PDC is a lower gross margin business compared to the remainder of the ID Solutions platform, the year-over-year decline is expected to continue through the second quarter of next fiscal year. The remaining decline in gross margin was primarily due to the challenging global economy, as we have passed limited cost increases on to our customers.

Research and development ("R&D") expenses decreased 1.7% to $8.1 million for the three months ended April 30, 2013, compared to $8.2 million for the same period in the prior year, and decreased 5.8% to $24.2 million for the nine months ended April 30, 2013, compared to $25.7 million for the same period in the prior year. The Company's R&D expenditures are primarily related to the organic ID Solutions business platform. As a percentage of organic ID Solutions sales, R&D expense was consistent year over year at 4.7% and 4.5% for the three months ended April 30, 2013 and 2012, respectively, and 4.7% and 4.8% for the nine months ended April 30, 2013 and 2012, respectively.

Selling, general and administrative ("SG&A") expenses increased 13.7% to $112.1 million for the three months ended April 30, 2013, compared to $98.6 million for the same period in the prior year, and increased 9.7% to $321.9 million for the nine months ended April 30, 2013, compared to $293.5 million for the same period in the prior year. As a percentage of sales, SG&A expenses increased to 36.0% from 35.8% for the three months and increased to 37.6% from 36.1% for the nine months ended April 30, 2013, compared to the same period of the prior year, respectively. The increase was primarily due to the addition of PDC SG&A expense of $14.5 million and $19.7 million during the three and nine months ended April 30, 2013, as well as acquisition-related expenses for PDC of $3.6 million during the nine month period. The remaining increase for the three and nine months was related to investments to fund key growth initiatives as well as other general expense increases.

Restructuring charges were $8.5 million and $10.5 million for the three and nine months ended April 30, 2013, respectively. The charges for the quarter relate primarily to employee separation costs associated with restructuring announcements made in February 2013. In addition to employee costs, $3.2 million relates to a non-cash write-off of tradenames as a result of brand consolidation efforts that took place during the quarter. Of the $10.5 million in restructuring charges recognized during the nine months ended April 30, 2013, $2.0 million was recorded during the second quarter and was primarily related to employee separation costs associated with the acquisition of PDC. In February, the Company announced that the total restructuring charges expected to be incurred as part of the restructuring plan were $15 million to $18 million, with corresponding annual savings of approximately $25 million to $30 million. The Company expects to reinvest approximately $10 million to $15 million of the savings into ongoing business initiatives.

Other income remained consistent for the three months ended April 30, 2013, compared to the same period in the prior year, and increased to $2.4 million from $1.7 million for the nine months ended April 30, 2013, compared to the same period in the prior year. The increase in other income in the current year was primarily due to a larger foreign exchange loss realized in the prior year.

Interest expense decreased to $4.2 million from $4.7 million for the three months, and to $12.8 million and $14.7 million for the nine months ended April 30, 2013, compared to the same periods in the prior year. The decrease was due to the Company's declining principal balance under its outstanding debt agreements, along with changes in its debt structure reducing the Company's weighted average interest rate.

The Company's effective tax rate on continuing operations was 21.8% for the three months, and 56.0% for the nine months ended April 30, 2013. The Company's effective tax rate on continuing operations was 28.7% and 24.8% for the same periods in the prior year. The decrease in the three month tax rate was primarily due to a benefit from the release of tax reserves as a result of the expiration of statutes of limitation. The increase in the nine month tax rate was primarily driven by the $25.0 million non-cash tax charge recorded in the second quarter ended January 31, 2013, associated with the repatriation of cash to fund the acquisition of PDC. Excluding the impact of the PDC charge, the nine month tax rate was 25.9%, which was consistent with the same period in the prior year.

The Company's earnings from continuing operations, net of income taxes, were $21.8 million for the three months and $37.7 million for the nine months ended April 30, 2013, compared to earnings from continuing operations, net of income taxes, of $28.0 million and $84.3 million for the same periods in the prior year, respectively. The decline in the three months ended April 30, 2013, was primarily due a decline in organic sales as well as an increase of $6.5 million in restructuring charges. Excluding the non-cash tax charge of $25 million recognized in the nine months ended April 30, 2013, earnings from continuing operations, net of income taxes, were $62.7 million, a decline of $21.6 million from the prior year. This decline was primarily due to the organic sales decline of 2.7% and an increase in restructuring charges of $8.5 million compared to the same period in the prior year.

Discontinued Operations

Discontinued operations consist of the divestitures of Etimark in the EMEA segment in July 2012, Brady Medical in the Americas segment in August 2012, Varitronics in the Americas segment in October 2012, and the Die-Cut Asia business, based primarily in the Asia-Pacific segment which was classified as held for sale as of April 30, 2013. The loss from discontinued operations net of income taxes was $17.6 million for the three months, and $14.9 million for the nine months ended April 30, 2013, compared to $0.4 million and $113.9 million in the same periods in the prior year, respectively. The loss in the three months ended April 30, 2013, primarily related to a $15.7 million write-down of the disposal group to estimated fair value less cost to sell. The loss in the nine months ended April 30, 2012 primarily related to the $115.7 million goodwill impairment charge recorded during the second quarter of fiscal 2012, which was related to the disposal group.

Depreciation and amortization recognized within discontinued operations during the three and nine months ended April 30, 2013, were $2.8 million and $8.4 million, respectively, compared to $2.5 million and $9.1 million in the same periods of the prior year. EBITDA for discontinued operations was $2.4 million and $12.9 million for the three and nine months ended April 30, 2013, and $0.5 million and $12.5 million for the three and nine months ended April 30, 2012.

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
The segment results have been adjusted to reflect continuing operations in all periods presented. The sales and profit of discontinued operations have been excluded from the following information.

Following is a summary of segment information for the three and nine months ended April 30, 2013 and 2012:

(in thousands)	Americas	EMEA	Asia-Pacific	Total Region	Corporate and Eliminations	Total
SALES TO EXTERNAL CUSTOMERS
Three months ended:
April 30, 2013	$178,559	$94,044	$33,134	$305,737	—	$305,737
April 30, 2012	143,083	94,136	38,169	275,388	—	275,388

Nine months ended:
April 30, 2013	$470,418	$279,420	$106,570	$856,408	—	$856,408
April 30, 2012	419,862	279,506	114,205	813,573	—	813,573

SALES INFORMATION
Three months ended April 30, 2013:
Organic	(2.9)%	(4.8)%	(11.6)%	(4.7)%	—	(4.7)%
Currency	(0.7)%	(1.3)%	(1.6)%	(1.1)%	—	(1.1)%
Acquisitions	28.4%	6.0%	0.0%	16.8%	—	16.8%
Total	24.8%	(0.1)%	(13.2)%	11.0%	—	11.0%

Nine months ended April 30, 2013:
Organic	(0.7)%	(4.2)%	(6.8)%	(2.7)%	—	(2.7)%
Currency	(0.8)%	(2.5)%	0.1%	(1.3)%	—	(1.3)%
Acquisitions	13.5%	6.7%	—%	9.3%	—	9.3%
Total	12.0%	—%	(6.7)%	5.3%	—	5.3%

SEGMENT PROFIT
Three months ended:
April 30, 2013	$42,942	$22,993	$5,485	$71,420	$(1,282)	$70,138
April 30, 2012	39,181	25,566	6,080	70,827	(388)	70,439
Percentage change	9.6%	(10.1)%	(9.8)%	0.8%		(0.4)%

Nine months ended:
April 30, 2013	$119,179	$70,568	$15,793	$205,540	$(5,049)	$200,491
April 30, 2012	118,871	78,432	18,411	215,714	(6,010)	209,704
Percentage change	0.3%	(10.0)%	(14.2)%	(4.7)%		(4.4)%

NET EARNINGS RECONCILIATION (in thousands)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Total profit for reportable segments	$71,420	$70,827	$205,540	$215,714
Corporate and eliminations	(1,282)	(388)	(5,049)	(6,010)
Unallocated amounts:
Administrative costs	(30,642)	(25,506)	(94,042)	(82,636)
Restructuring charges	(8,540)	(1,977)	(10,487)	(1,977)
Investment and other income	1,131	1,108	2,427	1,719
Interest expense	(4,185)	(4,735)	(12,755)	(14,715)
Earnings from continuing operations before income taxes	27,902	39,329	85,634	112,095
Income taxes	6,064	11,290	47,965	27,767
Net earnings from continuing operations	21,838	28,039	37,669	84,328
(Loss) from discontinued operations, net of tax	(17,605)	(387)	(14,933)	(113,898)
Net earnings (loss)	$4,233	$27,652	$22,736	$(29,570)

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

The Company considers a reporting unit's fair value to be substantially in excess of its carrying value at 20% or greater. All reporting units had a fair value substantially in excess of carrying value at the fiscal 2012 annual goodwill impairment assessment date. The reporting unit with the least amount of fair value excess over carrying value was Direct Marketing Americas. No triggering events have occurred since this date that would require an interim test for impairment.

Americas:

Americas sales increased 24.8% to $178.6 million for the three months and 12.0% to $470.4 million for the nine months ended April 30, 2013, compared to $143.1 million and $419.9 million, respectively, for the same periods in the prior year. Organic sales declined 2.9% and declined 0.7% during the three and nine months, respectively, as compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 0.7% in the three month and 0.8% in the nine month periods. The acquisition of PDC in the second quarter increased sales by 28.4% in the three month and 13.5% in the nine month periods.

Organic sales declined 2.9% for the three months and the 0.7% for the nine months ended April 30, 2013. The sales declines in Brazil and the Direct Marketing business platform were consistent during the three and nine month periods. During the first six months of the fiscal year, sales growth within the North Americas ID Solutions business offset the declines in Brazil and Direct Marketing. However, the North Americas ID Solutions platform sales declined 0.6% in the quarter ended April 30, 2013, which is discussed further below.

In Brazil, organic sales declined by approximately 9% for the three and nine month periods due to the continued weakness in the OEM business. In the Direct Marketing Americas business, organic sales declined by approximately 6% for three and nine month periods. Although sales over the internet increased as noted above, it was not sufficient to offset the decline in sales generated through the traditional catalog model. Our focus is to grow sales with four primary strategies: expansion and improvement of our presence on the internet, broadening our line of safety and MRO products, optimizing our pricing, and focusing on the critical safety requirements of our target markets.

In the three months ended April 30, 2013, the North Americas ID solutions business declined slightly as we experienced contractions in inventories at some of our major distributors, resulting in reduced orders. We continue to focus on launching innovative new products and improving our presence on the internet. Sales over the internet increased by more than 15% for the three and nine months within North America, and we experienced a positive response to our recent new product launches. New products launched include the BBP85 printer, the continuous-sleeving wire identification system for high volume applications in the electrical and aerospace markets, and three new high performance materials to address the changing requirements for identification of printed circuit boards and electronic components.

Segment profit increased 9.6% to $42.9 million from $39.2 million for the three months, and increased 0.3% to $119.2 million from $118.9 million for the nine months ended April 30, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 24.0% from 27.4% for the three months, and decreased to 25.3% from 28.3% for the nine months ended April 30, 2013. The increase in segment profit for the three months was driven by the acquisition of PDC. Excluding PDC for the three and nine months, segment profit declined primarily due to the sales decline in the Direct Marketing business platform.

The Company has identified five reporting units within its three reporting segments for purposes of the annual goodwill impairment analysis. The Americas reporting segment has two reporting units: Brady Americas and Direct Marketing Americas. The sales decline and the segment profit decrease within the Americas region is primarily related to the Direct Marketing Americas reporting unit. The Company last completed its annual impairment testing of goodwill in the fourth quarter of fiscal 2012. The methodologies for valuing goodwill are applied consistently on a year-over-year basis, and the assumptions used in performing the 2012 impairment calculations were evaluated in light of market and business conditions. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans. The Company's estimates could be impacted if the direct marketing strategy is unsuccessful.

The Direct Marketing Americas reporting unit had goodwill of $183.1 million as of April 30, 2013. This reporting unit has experienced a decline in sales for the last five quarters primarily due to reduced sales generated from catalogs as customers move to the internet, as well as a slowdown in the U.S. economy. Although our sales in e-commerce have increased, the shift is not sufficient to entirely compensate for the lost sales from the traditional catalog model. The Company is addressing this via investments in digital capabilities and focused emphasis on growing the customer base, and we anticipate returning to single digit sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2012, resulted in a significant fair value excess over carrying value. However, if management concluded that the current trend of declining sales was not temporary, this reporting unit could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded.

EMEA:

EMEA sales decreased 0.1% to $94.0 million for the three months and remained flat at $279.4 million for the nine months ended April 30, 2013, compared to $94.1 million and $279.5 million for the same periods in the prior year. Organic sales decreased 4.8% and 4.2% for the three and nine month periods, respectively, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the United States dollar resulted in a negative impact on sales of 1.3% and 2.5% for the three and nine month periods, respectively, compared to the same periods in the prior year. The fiscal 2012 acquisitions of Grafo, Pervaco and Runelandhs, increased sales by 6.0% and 6.7% for the three and nine month periods, respectively, compared to the same periods in the prior year.

The decrease in organic sales of 4.8% and 4.2% for the three and nine months ended April 30, 2013, was primarily due to continued difficult economic circumstances in the European economy. The decline in the business is consistent with that experienced in prior quarters. The Direct Marketing platform was down 6% for the quarter and down 5% for the nine months, and the ID Solutions platform was down approximately 3% for the quarter and nine months. The decline in the ID Solutions business platform was partially offset by our increased presence in emerging geographies, new and differentiated product launches, and our drive to increase share in specific vertical markets. Our targeted product offering to the specific needs of vertical markets such as the chemical, oil, and gas industries, as well as our targeted Strategic Account Management programs are resulting in customer wins in these focused industries which demand high-performance identification products.

Segment profit decreased 10.1% to $23.0 million from $25.6 million for the three months, and decreased 10.0% to $70.6 million from $78.4 million for the nine months ended April 30, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 24.4% from 27.2% for the three months and decreased to 25.3% from 28.1% for the nine months ended April 30, 2013, compared to the same periods in the prior year. The segment profit decline for the three and nine months was primarily a result of the decline in organic sales in addition to the sales mix. The Direct Marketing business platform has higher gross margins, and organic sales declined by approximately 6% for the three and nine months ended April 30, 2013. In the ID solutions platform, the profit decline was due to both the organic sales decline as well as increased investment in new geographies.

Asia-Pacific:

The current quarter change in the financial statements to report discontinued operations had the most significant impact upon the Asia-Pacific reporting segment. The majority of the discontinued sales relate to the Die-Cut Asia business, which was classified as held for sale as of April 30, 2013, and represented the majority of the operating results within the Asia-Pacific segment. Excluding the Die-Cut Asia business, the Asia-Pacific reporting segment consists of Australia and the ID Solutions businesses, which represent approximately 60% and 40% of sales, respectively.

Asia-Pacific sales decreased 13.2% to $33.1 million from $38.2 million for the three months, and decreased 6.7% to $106.6 million from $114.2 million for the nine months ended April 30, 2013, compared to the same periods in the prior year. Organic sales decreased 11.6% in the three month and decreased 6.8% in the nine month periods, compared to the same periods in the prior year. Fluctuations in the exchange rates used to translate financial results into the U.S. dollar decreased sales within the segment by 1.6% in the three month and increased sales by 0.1% in the nine month periods ended April 30, 2013.

The decrease in organic sales of 11.6% in Asia-Pacific for the three months ended April 30, 2013, was primarily due to the continued weakness in the Australian economy, which began in the fourth quarter of fiscal 2012. Overall, organic sales in Australia declined by approximately 17%. Our business in Australia includes sales into multiple end markets, but with a concentration in markets tied to manufacturing, non-residential construction, and mining, all of which have declined over the last 12 months. The ID Solutions business platform experienced a modest decline during the three months, while realizing modest growth in the nine month period. Key geographies such as China continue to evolve, and our strategy of strengthening and expanding our distribution network is providing increased channels for our portfolio of differentiated products. In addition to growing this distribution base, we are developing and launching new products specifically designed for the Asian market. For the nine months ended April 30, 2013, the organic sales decline within the Asia-Pacific region was entirely due to Australia.

Segment profit decreased 9.8%, from $6.1 million to $5.5 million for the three months, and decreased 14.2%, from $18.4 million to $15.8 million for the nine months ended April 30, 2013, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 16.6% from 15.9% in the three months, and decreased to 14.8% from 16.1% for the nine month period, compared to the same periods in the prior year.

The decline in segment profit for the three and nine months was due to Australia. Australia is our most profitable business in the region, and the segment profit decline was due to a combination of reduced sales and one-time costs associated with the relocation of its facility. This decline was partially offset by the ID Solutions platform, which experienced improved profit percentages for the three and nine month periods. The ID Solutions profit percentage continued to grow on a quarter and year-to-date basis, however, it was significantly below the Company's more developed ID Solutions platforms in the Americas and EMEA segments. Although management expects the profit percentage to continue to improve, it is anticipated to remain below the corresponding businesses in other geographies in the near-term.
Financial Condition

Cash and cash equivalents were $77.0 million at April 30, 2013, a decrease of $228.9 million compared to $305.9 million at July 31, 2012. The decline was primarily due to investing activities, which included the purchase of PDC in the second quarter for $301.2 million.

	Nine months ended April 30,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$89,630	$100,595
Investing activities	(318,306)	(22,450)
Financing activities	(6,448)	(80,641)
Effect of exchange rate changes on cash	6,258	(13,050)
Net decrease in cash and cash equivalents	$(228,866)	$(15,546)

Net cash provided by operating activities was $89.6 million during the nine months ended April 30, 2013, compared to $100.6 million during the same period in the prior year. The decline primarily relates to a use of cash due to accounts receivable and income taxes, partially offset by an improvement in accounts payable and accrued liabilities. The use of cash associated with account receivable was primarily driven by the Die-Cut Asia business. The Die-Cut Asia business comprises the majority of the Asia-Pacific segment, which has a greater days sales outstanding ("DSO") of approximately 75 days compared to the total Company average of approximately 50 days. During the three months ended April 30, 2013, the Die-Cut Asia business realized positive sales growth while the remainder of the Company experienced sales declines. The use of cash associated with income taxes was due to the timing of payments as a result of higher U.S. profits in the prior year which were paid during the current year. These declines in operating cash flow were partially offset by the improvement in accounts payable and accrued liabilities, which was primarily due to working capital management initiatives during fiscal 2013.

Net cash used in investing activities was $318.3 million during the nine months ended April 30, 2013, compared to net cash used in investing activities of $22.4 million during the same period in the prior year. The increase in cash used in investing activities of $295.9 million was primarily due to the purchase of PDC in the second quarter of fiscal 2013 for $301.2 million, and an increase in capital expenditures of $11.6 million for machinery in Brazil and new facilities in Thailand and Australia. This was partially offset by cash received of $10.2 million due to the sales of the Brady Medical and Varitronics businesses in the first quarter of 2013.

Net cash used in financing activities was $6.4 million during the nine months ended April 30, 2013, compared to net cash used in financing activities of $80.6 million during the same period in the prior year. The decrease in cash used in financing activities was due to a net draw on the Company's credit revolver and Chinese line of credit, which provided $58.5 million in cash. In addition, cash provided by the issuance of common stock increased by $6.6 million, while cash used to repurchase common shares decreased by $7.2 million compared to the same period of the prior year.

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
In December 2012, the Company drew down $220 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. Prior to April 30, 2013, the Company repaid approximately $173 million of the borrowing with cash on hand. During the nine months ended April 30, 2013, the maximum amount outstanding on the revolving loan agreement was $220 million. As of April 30, 2013, the outstanding balance on the credit facility was $47 million and there was $253 million available for future borrowing under the credit facility, which can be increased to $403 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into a USD-denominated line of credit facility with Bank of America in China. The facility supports USD-denominated borrowing to fund working capital and operations for the Company's Chinese entities. During the nine months ended April 30, 2013, the maximum amount outstanding was $11.7 million, which was the balance outstanding at period end. As of April 30, 2013, there was $14.5 million available for future borrowing under the credit facility.

The Company's debt and revolving loan agreements require it to maintain certain financial covenants. The Company's June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing 12 month EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). The revolving loan agreement dated February 1, 2012, requires the Company to maintain a ratio of debt to trailing 12 month EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The agreement requires the Company's trailing 12 month EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2013, the Company was in compliance with the financial covenants of the debt and revolving loan agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.6 to 1.0 and the interest expense coverage ratio equal to 9.0 to 1.0.

Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 17.4% at April 30, 2013, 2013 and 20.2% at July 31, 2012. Long-term obligations decreased by $36.6 million from July 31, 2012 to April 30, 2013, due to the principal payment on debt of $42.5 million, partially offset by the positive impact of foreign currency translation on the Company's Euro-denominated debt of $5.9 million.

Stockholders' investment increased $24.3 million during the nine months ended April 30, 2013, primarily due to the positive effects of foreign currency translation of $19.3 million, nine-month net earnings of $22.7 million and a reduction in treasury stock of $12.6 million, offset by dividend payments of $29.3 million.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2013 and July 31, 2012, approximately 88% and 78% of the Company's cash and cash equivalents were held outside the United States, respectively. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing.

The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. During the nine months ended April 30, 2013, the Company's cash needs required the repatriation of cash to the United States from foreign jurisdictions, which resulted in a $25.0 million non-cash tax charge recognized during the period. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition. However, future cash needs could require the Company to repatriate additional cash to the U.S. from foreign jurisdictions, which could result in material tax charges recognized in the period in which the transactions occur.

Subsequent Events Affecting Financial Condition
On May 15, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.19 per share payable on July 31, 2013, to shareholders of record at the close of business on July 10, 2013.

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
Related-Party Transactions — Based on an evaluation for the period ended April 30, 2013, the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.

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

•	Future competition;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady’s ability to retain significant contracts and customers;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Risks associated with product liability, warranty, and recall claims;

•	Brady’s ability to develop and successfully market new products;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with divestitures and businesses held for sale;

•	Risks associated with restructuring plans;

•	Environmental, health and safety compliance costs and liabilities;

•	Technology changes and potential security violations to the Company’s information technology systems;

•	Brady’s ability to maintain compliance with its debt covenants;

•	Increase in our level of debt;

•	Potential write-offs of Brady’s substantial intangible assets;

•	Unforeseen tax consequences; and

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit, and Singapore Dollar. As of April 30, 2013 and July 31, 2012, the notional amount of outstanding forward contracts designated as cash flow hedges was $11.6 million and $39.5 million, respectively. The Company uses Euro-denominated debt of €75.0 million designated as a hedge instrument to hedge portions of the Company’s net investments in its European foreign operations.
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
Currency exchange rates reduced sales by 1.1% for the three months ended April 30, 2013, as compared to a decline in sales of 1.6% in the same period of the prior year. Currency exchange rates reduced sales by 1.3% for the nine months ended April 30, 2013, as compared to an increase in sales of 0.3% in the same period of the prior year. During the current quarter, the primary cause of currency fluctuation was weakening of the Euro and British Pound against the U.S. Dollar.  The year to date decline in sales due to currency was a result of first quarter 2013 and third quarter 2013 strengthening of the U.S. Dollar against most major currencies, when compared to the prior year.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of April 30, 2013, the Company had no interest rate derivatives.
The Company is subject to the risk of changes in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustments recorded for the three and nine months ended April 30, 2013 were $8.8 million unfavorable, and $19.3 million favorable, respectively. Currency translation adjustments recorded for the three and nine months ended April 30, 2012, were $2.3 million and $36.3 million unfavorable, respectively. As of April 30, 2013 and 2012, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $245.8 million and $435.8 million, respectively. The potential decrease in net current assets as of April 30, 2013, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be $24.6 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

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
During the nine months ended April 30, 2013, the Company acquired PDC for approximately $301 million. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business and to augment its Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our financial position, results of operations and cash flows are subject to various risks. The following risk factor is an addition to the risk factors discussed in Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended July 31, 2012, and Part II, Item 1A, Risk Factors, in our Form 10-Q for the quarter ended January 31, 2013.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, it may have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and have agreed to indemnify buyers against some unknown contingent liabilities related to a number of businesses that we have recently sold. The resolution of these contingencies has not had a material effect on our financial statements but we cannot be certain that this favorable pattern will continue.
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Change of Control Agreement, dated as of February 28, 2013, entered into with Louis T. Bolognini

10.2	Severance Agreement, dated as of March 25, 2013, entered into with Peter C. Sephton

10.3	Change of Control Agreement, amended as of May 22, 2013, entered into with Scott Hoffman

31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert

31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert

32.2	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: June 6, 2013	/s/ FRANK M. JAEHNERT
Frank. M. Jaehnert
President & Chief Executive Officer

Date: June 6, 2013	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)