Form 10-K
period 2013-07-31
BRADY CORP
filed 2013-09-30
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2013, was approximately $1,441,914,982 based on closing sale price of $34.89 per share on that date as reported for the New York Stock Exchange. As of September 24, 2013, there were 48,561,004 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
Item 1. Business
(a) General Development of Business
Brady Corporation (“Brady,” “Company,” “we,” “us,” “our”) was incorporated under the laws of the state of Wisconsin in 1914. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600.
Brady Corporation is a global manufacturer and supplier of identification solutions, specialty materials, and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized, and diverse products for use in various applications, along with a commitment to quality and service, a global footprint and multiple sales channels, have made Brady a world leader in many of its markets.
The Company’s primary objective is to build upon its leading market position and increase shareholder value by leveraging competitive strengths including:

•	Global leadership position in niche markets

•	Innovation advantage — Internally developed products drive growth and sustain gross profit margins

•	Operational excellence — Continuous productivity improvement, business simplification and process transformation

•	Customer service — Focus on the customer and understanding customer needs

•	Workplace Safety ("WPS") compliance expertise

In fiscal 2013, we made significant portfolio changes to better align the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics die-cut business, to an expansion of our core Identification Solutions (“ID Solutions" or "IDS”) business to focus on markets with long-term growth trends. In our WPS business, our strategy to return to growth includes a focus on workplace safety critical industries in addition to increased investment in e-commerce expertise.

Key initiatives supporting the strategy in fiscal 2013 included:

•	Strategic acquisition of Precision Dynamics Corporation (“PDC”) in the healthcare sector

•	Global business simplification process

•	Realignment of business structure from regional to two global product-based platforms: IDS and WPS

•	Divestiture of non-strategic businesses including Precision Converting (“Brady Medical”) and Varitronics

•	Announcement of management's intent to divest the Company's Asia Die-Cut and Europe businesses

•	Decision to increase investment in the WPS platform and expand e-commerce capabilities

In the third quarter of fiscal 2013, the Company announced its plan to divest its Asia Die-Cut business. This is a part of the Company's ongoing efforts to shift its portfolio of businesses to less volatile industries that are supported by positive macro-economic trends. The Asia Die-Cut business platform primarily consists of the sale of high performance products such as gaskets, meshes, heat dissipation materials, antennae, dampers, filters, and similar products sold in the electronics industries, including the mobile handset and hard-disk drive industries. The Company included its Europe-based Die-Cut business, Balkhausen, into the Asia Die-Cut disposal group in the fourth quarter of fiscal 2013. The Balkhausen business consists of the sale of traditional die-cut parts and thermal management products mainly used in the automotive electronics and telecommunications markets. The criteria for classifying the assets and liabilities as held for sale was met in the third quarter of fiscal 2013 for the Asia Die-cut business and the fourth quarter of fiscal 2013 for the Balkhausen business. The assets and liabilities of these businesses are classified as held for sale in the consolidated balance sheet as of July 31, 2013.

The operating results of the Asia Die-Cut and Balkhausen businesses were reflected as discontinued operations in the consolidated statements of earnings for the years ended July 31, 2013, 2012 and 2011. In addition, the following previously divested businesses were reported within discontinued operations: Brady Medical and Varitronics (divested in fiscal 2013), Etimark (divested in fiscal 2012) and Teklynx (divested in fiscal 2011). These divested businesses were part of the IDS business platform.
(b) Financial Information About Industry Segments
The information required by this Item is provided in Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 - Financial Statements and Supplementary Data. The financial information contained in Note 7 has been restated to reflect the realignment of the Company's reportable segments implemented in the fourth quarter of fiscal 2013.

(c) Narrative Description of Business
Overview
Effective May 1, 2013, the Company is organized and managed on a global basis within two business platforms: Identification Solutions and Workplace Safety, which are the reportable segments. Prior to May 1, 2013, the Company was organized and managed on a geographic basis within three regions: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific. As such, all segment-related data has been conformed to the new reportable segments.
The IDS segment consists of high-performance and innovative identification and healthcare products that are manufactured internally under the Brady brand, and are primarily sold through distribution to a broad range of MRO and OEM customers.
The WPS segment consists of workplace safety and compliance products, which are sold under multiple brand names through catalog and e-business to a broad range of MRO customers. Approximately half of the business is resale product and half is manufactured internally.
Below is a summary of sales by reportable segments for the fiscal years ended July 31:

	2013	2012	2011
IDS	63.7%	59.3%	59.0%
WPS	36.3%	40.7%	41.0%
Total	100%	100%	100%

ID Solutions
Within the ID Solutions platform, the primary product categories include:

•	Facility identification, which includes safety signs, pipe markers, labeling systems, spill control products, and lockout/tagout devices

•	Product identification, which includes materials and printing systems for product identification, brand protection labeling, work in process labeling, and finished product identification

•	Wire identification, which includes hand-held printers, wire markers, sleeves, and tags

•	People identification, which includes self-expiring name tags, badges, lanyards, and access control software

•	Patient identification, which includes wristbands and labels used in hospitals for tracking and safety of patients

•	Custom wristbands used in the leisure and entertainment industry such as theme parks, concerts and festivals
More than 75% of ID Solutions products are sold under the Brady brand. In the United States, identification products for the utility industry are marketed under the Electromark brand; spill-control products are marketed under the SPC brand; security and identification badges and systems are marketed in the B.I.G., Identicard/Identicam, STOPware, PromoVision, and Brady People ID brands; and wire identification products are marketed under the Modernotecnica brand in Italy. Lockout/tagout products are offered under the Scafftag brand in the U.K. Custom labels and nameplates are available under the Stickolor brand in Brazil; and identification and patient safety products in the healthcare industry and custom wristbands for the leisure and entertainment industry are available under the PDC Innovative brand.
The ID Solutions platform offers high quality innovative products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, catalog marketing, and the Internet. The businesses' sales force partners with end-users and distributors by providing technical application and product expertise.
ID Solutions serves OEM and MRO customers in many industries, which include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, food and beverage, aerospace, defense, mass transit, electrical contractors, leisure and entertainment and telecommunications, among others.
The ID Solutions platform manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business principally on the basis of production capabilities, engineering, research and development capabilities, materials expertise, global account management where needed, customer service, product quality and price. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest major adhesive and electrical product companies offering competing products as part of their overall product lines.

Workplace Safety
Within the Workplace Safety business platform, the primary product categories are workplace safety and compliance products, which include informational signs, tags, security, safety and traffic compliance related products, first aid supplies, material handling, asset identification, safety and facility identification, and workplace regulatory products.
Products within the Workplace Safety platform are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Personnel Concepts, Safety Signs Service and Pervaco brands; first aid supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands; industrial, office equipment under the Runelandhs brand; and wire identification products marketed under the Carroll brand.
Workplace Safety markets and sells products through multiple channels, including catalog, telemarketing and e-commerce. The business serves customers in many industries, including process industries, manufacturers, government, education, construction, and utilities.
The Workplace Safety platform manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on direct marketing, often with varying product niches. However, the competitive landscape is changing with the evolution of e-commerce channels. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of this shift is price transparency, as prices on non-proprietary products can be easily compared. Dynamic pricing capabilities and an enhanced customer experience are critical to convert customers from traditional catalog channels to the Internet.
Discontinued Operations

The Company announced its plan to divest its Asia Die-Cut business during the three months ended April 30, 2013, and incorporated its Balkhausen business into that plan during the three months ended July 31, 2013. As such, the assets and liabilities of these businesses were classified as held for sale in the consolidated balance sheet as of July 31, 2013. The operating results of the Asia Die-Cut and Balkhausen businesses were reflected as discontinued operations in the consolidated statements of earnings for the years ended July 31, 2013, 2012 and 2011. In addition, the following previously divested businesses were reported within discontinued operations: Brady Medical and Varitronics (divested in fiscal 2013), Etimark (divested in fiscal 2012) and Teklynx (divested in fiscal 2011). These divested businesses were part of the IDS business platform.
The Die-Cut business produces customized precision die-cut products used to seal, dissipate heat, insulate, protect, shield, or provide other mechanical performance properties. Products within the Die-Cut business are sold primarily under the Brady brand, with some European business marketed as Balkhausen products. The business sells through a technical direct sales force and is supported by global strategic account management. The Die-Cut business serves customers in many industries, including mobile handset, hard disk drive, consumer electronics, and other computing devices, as well as products for the automotive and medical equipment industries.
Research and Development
The Company focuses its research and development ("R&D") efforts on pressure sensitive materials, printing systems and software, and it mainly supports the IDS segment. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications. In addition, the research and development team supports production and marketing efforts by providing application and technical expertise, which creates a competitive advantage through new product innovation for the Company that enables long-term organic sales growth and strong gross margin improvement.
The Company owns patents and tradenames relating to certain products in the United States and internationally. Although the Company believes that patents are a significant driver in maintaining its position for certain products, technology in the areas covered by many of the patents continues to evolve and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents. Patents applicable to specific products extend for up to 20 years according to the date of patent application filing or patent grant, depending upon the legal term of patents in the various countries where patent protection is obtained. The Company's tradenames are valid ten years from the date of registration, and are typically renewed on an ongoing basis.
The Company spent approximately $33.6 million, $34.5 million, and $38.3 million during the fiscal years ended July 31, 2013, 2012, and 2011, respectively, on its R&D activities related to continuing operations. The reduction in R&D spending in 2013 was primarily due to the consolidation of the product management office, which reduced costs while streamlining processes globally. In addition, variable incentive compensation was lower in fiscal 2013 compared to fiscal 2012. As of July 31, 2013, 188 employees were engaged in research and development activities for the Company.

Operations
The materials used in the products manufactured consist primarily of a variety of plastic and synthetic films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, and solvents for consumable identification products in addition to electronic components, molded parts and sub-assemblies for printing systems. The Company operates a coating facility that manufactures bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.
The Company purchases raw materials, components and finished products from many suppliers. Overall, the Company is not dependent upon any single supplier for its most critical base materials or components; however, the Company has chosen in certain situations to sole source materials, components or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe any disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of a critical materials or components, the financial impact could be significant. The Company currently operates 45 manufacturing or distribution facilities globally.

The Company carries working capital mainly related to accounts receivable and inventory. Inventory consists of raw materials, work in process and finished goods. Generally, custom products are made to order while an on-hand quantity of stock product is maintained to provide customers with timely delivery. Normal and customary payment terms range from net 30 to 90 days from date of invoice and varies by geographies.
The Company has a broad customer base, and no individual customer is 5% or more of total net sales. Sales to governmental customers represent an immaterial amount of the business.
Average delivery time for customer orders varies from same-day delivery to one month, depending on the type of product, customer request or demand, and whether the product is stock or custom-designed and manufactured. The Company's backlog is not material, does not provide significant visibility for future business and is not pertinent to an understanding of the business.
Environment
Compliance with federal, state and local environmental protection laws during fiscal 2013 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2013, the Company employed approximately 7,400 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
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

Business Risks
Failure to successfully implement our Workplace Safety strategy, or if successfully implemented, failure to realize the benefits expected from the strategy, may adversely affect our business, sales, results of operations, cash flow and liquidity.
In fiscal 2013, the Workplace Safety platform represented 36.3% of our total sales from continuing operations. Throughout the last two fiscal years, this platform has experienced deterioration in sales and profits due to increased competition and pricing pressure. An increasing number of customers are purchasing products on the Internet instead of through traditional direct marketing channels such as catalogs. The Company's strategy to grow this business includes: investing to improve e-commerce capabilities, pricing structure changes, and the expansion of products offered. There is a risk that the Company will not successfully implement this strategy, or if successfully implemented, not realize its expected benefits, due to the continued levels of increased competition and pricing pressure brought about by the Internet. There is also a risk that the Company may not be able to reverse the downward trends in this business and return the segment to historic levels of sales and profits. If these risks materialize, their effects could adversely impact our business, sales, results of operations, cash flow and liquidity.
Deterioration of or instability in the global economy and financial markets may adversely affect our business, sales, results of operations, cash flow and liquidity.
Our business and operating results have been and will continue to be affected by global economic conditions. In fiscal 2013, sales were negatively impacted by the recession in Europe and Australia. When global economic conditions deteriorate or economic uncertainty continues, customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers could have a material adverse impact on our sales, results of operations, cash flow and liquidity.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our sales, results of operations, cash flow and liquidity.
Numerous factors may affect the demand for our products, including:

•Future financial performance of major markets served
•Consolidation in the marketplace, allowing competitors and customers to be more efficient and more price competitive
•Future competitors entering the marketplace
•Large customer market share fluctuations

•	Decreasing product life cycles

•	Changes in customer preferences

•	Cyclical demands of end-users

•	Declines in general economic conditions
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our sales, results of operations, cash flows and liquidity.
Price reductions or additional costs may need to be incurred to remain competitive in certain industries, which could have a negative impact on sales, profitability, results of operations, cash flow and liquidity.
We face substantial competition through the Internet in our entire business, but particularly within the Workplace Safety segment. Competition may force us to reduce prices or incur additional costs to remain competitive. We compete on the basis of price, customer support, product innovation, product offering, product quality, production capabilities, and for multinational customers, our global footprint. Present or future competitors may accept lower profit, have greater financial, technical or other resources, lower production costs or other pricing advantages, any of which could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which would adversely impact our results of operations, cash flow and liquidity. Additionally, throughout our global business, distributors and customers may seek lower cost sourcing opportunities, which could result in a loss of business that may adversely impact sales, results of operations, cash flows, and liquidity.

A large customer loss could significantly affect sales, results of operations, cash flow, and liquidity.
While we have a broad customer base and no individual customer represents 5% or more of total sales, we conduct business with several large customers and distribution companies. Our dependence on these customers makes relationships with them important. We cannot guarantee that these relationships will be retained in the future. Because these large customers account for a significant portion of sales, they may possess a greater capacity to negotiate reduced prices. If we are unable to provide products to our customers at the quality and prices acceptable to them, some of our customers may shift their business to competitors or may substitute another manufacturer's products. If one of the large customers consolidates, is acquired, or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large customers could have a material adverse impact on our sales, results of operations, cash flows, and liquidity.
Divestitures could negatively impact our business and contingent liabilities from divested businesses could adversely affect our results of operations, cash flow and liquidity.
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. For example, over the last three fiscal years, we have divested our Teklynx, Etimark, Brady Medical, and Varitronics businesses, and have announced plans to divest our Asia Die-Cut and Balkhausen businesses. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business the sale is typically subject to satisfaction of pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and have agreed to indemnify buyers against some contingent liabilities related to a number of businesses that we have recently sold. The resolution of these contingencies has not had a material adverse impact on our results of operations, cash flow and liquidity, but we cannot be certain that this favorable pattern will continue.
Inability to identify, complete and integrate acquisitions may adversely impact our sales, results of operations, cash flow and liquidity.
Our historical growth has included acquisitions, and our future growth strategy includes acquisition opportunities. For example, in fiscal 2013 the Company acquired Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector, for $301.2 million. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies in our target markets, economic conditions, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.
Additionally, as we grow through acquisitions, we will continue to place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance and administrative operations, which could decrease the time available to serve and attract customers. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired financial or operational success. Our financial condition, cash flows, liquidity and results of operations could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the newly acquired businesses.
Failure to successfully complete restructuring plans may adversely impact our sales, results of operations, cash flow and liquidity.
We continue to implement measures to reduce our cost structure, simplify our business structure and standardize our processes. Successful implementation of such initiatives is critical to our future competitiveness and to improve profitability. These actions include reorganization of the Company along global product lines, a restructuring of the global workforce, consolidation of facilities, reorganization and restructuring of resources and standardization of business systems, which impact all functions of the Company. Facility consolidations will result in a higher concentration of operations in certain locations. Risks include customer acceptance of these changes, inability to implement standard processes and systems, resource allocation among competing priorities, employee disruption and turnover, inability to manufacture and supply products in the event of a material casualty event at one of our principal facilities and additional charges related to these actions. These actions to reduce our cost structure and the charges related to these actions could have a material adverse impact on our sales, results of operations, cash flows and liquidity.

The global nature of our business exposes us to foreign currency fluctuations that could adversely affect sales, results of operations, cash flow, liquidity and profits.
Approximately 50% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency, which could result in unfavorable translation effects on sales, profits, results of operations, cash flow and liquidity.

We depend on key employees and the loss of these individuals could have an adverse affect on our operations.
Our success depends to a large extent upon the continued services of our key executives, managers and other skilled employees. We cannot ensure that we will be able to retain our key officers, managers and employees. The departure of our key personnel without adequate replacement could disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations could be materially adversely affected.

International operations are subject to various U.S. or country-specific regulations which could adversely affect our sales, results of operations, cash flow and liquidity.
Our operations are subject to the risks of doing business abroad, including the following:

•	Delays or disruptions in product deliveries and payments in connection with international manufacturing and sales

•	Political and economic instability and disruptions

•	Imposition of duties and tariffs

•	Import and export controls

•	Changes in governmental policies and business environments

•	Disadvantages from competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA)

•	Local labor market conditions

•	Current and changing regulatory environments

•	Potentially adverse tax consequences, including repatriation of earnings

•	Stability of the Euro and its ability to serve as a single currency for a variety of countries
These events could have an adverse effect on our operations by reducing the demand, decreasing prices, or increasing costs for our products, which could adversely impact our financial condition and results of operations, cash flow and liquidity.
Failure to develop new products or gain acceptance of new products could adversely impact our sales, results of operations, cash flow and liquidity.
Development of proprietary products is a driver of core growth and reasonable gross profit margins both currently and in the future, particularly within our ID Solutions segment. Therefore, we must continue to develop new and innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to make innovations, if we launch products with quality problems, or if customers do not accept our new products, then our sales, results of operations, cash flows, and liquidity could be adversely affected. We continue to invest in the development and marketing of new products. These expenditures do not always result in products that will be accepted by our customers. Failure to develop successful new products may also cause customers to buy from a competitor or may cause us to lower our prices in order to compete. This could have an adverse impact on sales, results of operations, cash flow and liquidity.
Failure to comply with laws and regulations could adversely affect our financial condition, results of operations, cash flow, and reputation.
We are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including the following:

•	Regulations relating to climate change, air emissions, wastewater discharges, handling and disposal of hazardous materials and wastes

•	Regulations relating to health, safety and the protection of the environment

•	Specific country regulations where our products are manufactured or sold

•	Import, export and economic sanction laws

•
Laws and regulations that apply to companies doing business with the government, audit for compliance with requirements of government contracts including procurement integrity, export control, employment practices, and the accuracy of records and recording of costs

Further, these laws and regulations are constantly evolving, and it is impossible to accurately predict the effect they may have upon our financial condition, results of operations, cash flows and liquidity.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, and could adversely impact our results of operations, cash flow and liquidity and damage our reputation.
Computer systems and technology may be susceptible to cyber threats which could adversely impact results of operations, cash flow and liquidity.
Our exposure to cyber-security threats is growing as we expand and increase our reliance on computers and e-commerce technologies. Our business employs systems and websites designed for the secure storage and transmission of proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.
Product liability claims could adversely impact our financial condition, results of operations, cash flows, and reputation.
Our business exposes us to potential product liability risk, as well as warranty and recall claims that are inherent in the design, manufacture, sale and use of our products, including our healthcare products. We have not to date incurred material costs related to these claims. However, in the event our products actually or allegedly fail to perform as expected and we are subject to such claims above the amount of insurance coverage, our financial condition, results of operations and cash flows, as well as our reputation, could be materially and adversely affected.
Financial/Ownership Risks
Failure to execute our strategies could result in impairment of goodwill or other intangible assets , which may negatively impact profitability.
We have goodwill of $617.2 million and other intangible assets of $156.9 million as of July 31, 2013, which represents 54% of our total assets. During fiscal 2013, we recorded impairment charges of $204.4 million primarily related to goodwill in the WPS Americas and IDS APAC reporting units. In fiscal 2012, we recorded impairment charges of $115.7 million related to the former North/South Asia reporting unit, which is now included in discontinued operations. We evaluate goodwill for impairment on an annual basis or more frequently if impairment indicators are present based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.
Changes in tax legislation or tax rates could adversely affect results of operations and financial statements. Additionally, audits by taxing authorities could result in tax payments for prior periods.
We are subject to income taxes in the U.S. and in many non-U.S. jurisdictions. As such, our earnings are subject to risk due to changing tax laws and tax rates around the world. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. While it is impossible for us to predict whether some or all of these proposals will be enacted, it likely would have an impact on our earnings.
Our tax filings are subject to audit by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments that differ from our reserves, our future net earnings may be adversely impacted.

We review the probability of the realization of our deferred tax assets on a quarterly basis based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions, or changes in our geographic footprint may require changes in the valuation allowances in order to reduce our deferred tax assets. Such changes could result in a material impact on earnings.
Our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions. For example, in fiscal 2013 we repatriated cash to the U.S. in connection with the acquisition of PDC, which resulted in a tax charge of $26.6 million.

Substantially all of our voting stock is controlled by members of the Brady family, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that unfavorably affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth P. Pungello, one of the Directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, Ms. Pungello and Mr. Brady have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions.  Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable, which in turn could adversely affect the market price of our common stock or prevent our shareholders from realizing a premium over our stock price.  Furthermore, this concentration of voting share ownership may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders.
Failure to meet certain financial covenants required by our debt agreements may adversely affect our assets, results of operations, cash flows, and liquidity.
As of July 31, 2013, we had $313 million in outstanding indebtedness. In addition, based on the availability under our credit facilities as of July 31, 2013, we had the ability to incur an additional $411 million under our revolving credit agreement. Our current revolving credit agreement and long-term debt obligations also impose certain restrictions on us. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within Item 7 for more information regarding our credit agreement and long-term debt obligations. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which would adversely affect our liquidity and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 45 manufacturing or distribution facilities across the globe and are split by reporting segment as follows:

IDS: Thirty-one facilities are used for our IDS business. Ten of which are located within the United States; four each are located in Belgium and Mexico; three in the United Kingdom; two each in Brazil and China; and one each in Canada, Italy, Hong Kong, Japan, Malaysia, and Singapore.

WPS: Fourteen facilities are used for our WPS business. Three of which are located in France; two each are located in Australia, Germany, and the United States; and one each in Belgium, the Netherlands, Poland, Sweden, and the United Kingdom.

The Company’s present operating facilities contain a total of approximately 2.5 million square feet of space, of which approximately 1.5 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained, and adequate for present needs.

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
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s Class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2013		2012		2011
	High	Low	High	Low	High	Low
4th Quarter	$35.58	$29.76	$31.28	$25.15	$38.49	$29.60
3rd Quarter	$36.33	$31.51	$34.37	$29.41	$37.71	$33.37
2nd Quarter	$35.00	$30.18	$34.40	$27.09	$33.78	$30.83
1st Quarter	$31.22	$26.34	$32.24	$24.73	$31.33	$25.35
There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders
As of September 24, 2013, there were 955 Class A Common Stock shareholders of record and approximately 6,550 beneficial shareholders. There are three Class B Common Stock shareholders.

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
On September 6, 2012, the Company’s Board of Directors authorized an additional share repurchase program for up to two million additional shares of the Company’s Class A Nonvoting Common Stock. During the three months ended October 31, 2012, the Company purchased 188,167 shares of its Class A Nonvoting Common Stock under this plan for $5.1 million. There were no additional shares repurchased during the remainder of the fiscal year. As of July 31, 2013, there remained 2,146,773 shares to purchase in connection with both repurchase plans.

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

During the two most recent fiscal years and for the first quarter of fiscal 2014, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2014	2013				2012
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.195	$0.19	$0.19	$0.19	$0.19	$0.185	$0.185	$0.185	$0.185
Class B	0.17835	0.17335	0.19	0.19	0.19	0.16835	0.185	0.185	0.185

(e)	Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2008, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (S&P) 500 index, the Standard and Poor’s SmallCap 600 index, and the Russell 2000 index.
Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, The S&P 500 Index,
The S&P SmallCap 600 Index and The Russell 2000 Index

*	$100 invested on July 31, 2008 in stock or index—including reinvestment of dividends. Fiscal years ended July 31:

	2008	2009	2010	2011	2012	2013
Brady Corporation	$100.00	$82.42	$79.81	$93.50	$85.89	$110.20
S&P 500 Index	100.00	80.04	91.11	109.02	118.97	148.72
S&P SmallCap 600 Index	100.00	80.73	96.21	119.99	124.78	168.17
Russell 2000 Index	100.00	79.25	93.88	116.32	116.53	157.01
Copyright (C) 2013, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2009 through 2013

	2013	2012	2011	2010	2009
Operating Data (1)
Net Sales	$1,152,109	$1,068,688	$1,059,355	$966,070	$954,737
Gross Margin	606,080	589,570	587,950	546,413	516,066
Operating Expenses:
Research and development	33,552	34,528	38,268	38,279	29,853
Selling, general and administrative	427,661	392,526	397,472	381,071	349,358
Restructuring charges (2)	26,046	6,084	6,451	12,640	22,810
Impairment charges (3)	204,448	—	—	—	—
Total operating expenses	691,707	433,138	442,191	431,990	402,021
Operating (Loss) Income	(85,627)	156,432	145,759	114,423	114,045
Other Income (Expense):
Investment and other income—net	3,522	2,082	3,989	1,169	1,800
Interest expense	(16,641)	(19,090)	(22,124)	(21,222)	(24,901)
Net other expense	(13,119)	(17,008)	(18,135)	(20,053)	(23,101)
(Loss) earnings from continuing operations before income taxes	(98,746)	139,424	127,624	94,370	90,944
Income Taxes (4)	42,070	36,953	21,667	18,605	23,366
(Loss) earnings from continuing operations	$(140,816)	$102,471	$105,957	$75,765	$67,578
(Loss) earnings from discontinued operations, net of income taxes (5)	(13,719)	(120,382)	2,695	6,191	2,544
Net (loss) earnings	$(154,535)	$(17,911)	$108,652	$81,956	$70,122
(Loss) earnings from continuing operations per Common Share— (Diluted):
Class A nonvoting	$(2.75)	$1.94	$1.99	$1.43	$1.28
Class B voting	$(2.76)	$1.92	$1.97	$1.41	$1.28
(Loss) earnings from discontinued operations per Common Share - (Diluted):
Class A nonvoting	$(0.27)	$(2.29)	$0.05	$0.12	$0.04
Class B voting	$(0.27)	$(2.28)	$0.05	$0.12	$0.03
Cash Dividends on:
Class A common stock	$0.76	$0.74	$0.72	$0.70	$0.68
Class B common stock	$0.74	$0.72	$0.70	$0.68	$0.66
Balance Sheet at July 31:
Working capital	$188,993	$383,836	$456,406	$375,184	$286,955
Total assets	1,438,683	1,607,719	1,861,505	1,746,231	1,583,267
Long-term obligations, less current maturities	201,150	254,944	331,914	382,940	346,457
Stockholders’ investment	830,797	1,009,353	1,156,192	1,005,027	951,092
Cash Flow Data:
Net cash provided by operating activities	$143,503	$144,705	$167,350	$165,238	$126,645
Net cash provided by investing activities	(325,766)	(64,604)	(22,631)	(48,681)	(19,044)
Net cash provided by financing activities	(33,060)	(147,824)	(91,574)	15,275	(160,311)
Depreciation and amortization	48,725	43,987	48,827	53,022	54,851
Capital expenditures	(35,687)	(24,147)	(20,532)	(26,296)	(24,027)

(1)
Operating data has been impacted by the reclassification of the Asia Die-Cut and Balkhausen businesses into discontinued operations. The Company has elected to not separately disclose the cash flows related to the Asia Die-Cut and Balkhausen discontinued operations. Refer to Note 13 within Item 8 for further information on discontinued operations. The operating data is also impacted by the acquisitive nature of the Company as one, three, one, and three acquisitions were completed in fiscal years ended July 31, 2013, 2012, 2011, and 2010, respectively. There were no acquisitions during fiscal 2009. Refer to Note 2 within Item 8 for further information on the acquisitions that were completed.

(2)
In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including a reduction in its workforce and decreased discretionary spending. The Company continued certain of these measures during fiscal 2010, 2011, and 2012. During fiscal 2013, the Company executed a business simplification project which included various measures to address its cost structure and resulted in restructuring charges during fiscal 2013.

(3)
The Company recognized an impairment charge of $204.4 million during the three months ended July 31, 2013, primarily related to the WPS segment. Refer to Note 1 within Item 8 for further information regarding the impairment charge.

(4)
Fiscal 2013 was significantly impacted by the non-deductible portion of the goodwill impairment charge of $168.9 million recorded on the WPS Americas and IDS APAC reporting units, as well as a tax charge of $26.6 million associated with the funding of the PDC acquisition.

(5)
The loss from discontinued operations in fiscal 2013 was primarily attributable to a $15.7 million write-down of the Asia Die-Cut disposal group to its estimated fair value less costs to sell. The loss from discontinued operations in fiscal 2012 was primarily attributable to the $115.7 million goodwill impairment charge recorded during the three months ending January 31, 2012, which was related to the Asia Die-Cut disposal group.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In fiscal 2013, the Company posted sales of $1,152.1 million and a net loss from continuing operations of $140.8 million. Sales increased by 7.8% from fiscal 2012. Organic sales decreased by 2.6%, currency fluctuations decreased sales by 0.9% and acquisitions (primarily PDC) increased sales by 11.3%. Fiscal 2013 sales growth was driven by the ID Solutions segment which grew by 15.7% from 2012 to 2013, primarily due to acquisitions, which was partially offset by the decline in sales in the Workplace Safety segment of 3.7%.
The fiscal 2013 net loss from continuing operations of $140.8 million was primarily due to non-cash impairment charges of $204.4 million and restructuring charges of $26.0 million.
The fiscal 2013 operating loss from continuing operations was $85.6 million. Excluding the impairment charges of $204.4 million and restructuring charges of $26.0 million, the Company generated operating income from continuing operations of $144.9 million for fiscal 2013. Fiscal 2012 operating income from continuing operations was $156.4 million. Excluding restructuring charges of $6.1 million, operating income from continuing operations was $162.5 million for fiscal 2012. This decline of $17.6 million was primarily due to the decrease in segment profit in the WPS business segment. The decline in operating results within the WPS business segment was due to increased competition and pricing pressure as customers migrate to the Internet rather than the traditional catalog model, and economic weakness in Europe and Australia. In addition, the Company reduced variable incentive compensation by approximately $10 million in fiscal 2013 compared to fiscal 2012, which was offset by investments to drive key initiative growth in both the IDS and WPS segments.

Results of Operations

A comparison of results of Operating (loss) income from continuing operations for the fiscal years ended July 31, 2013, 2012 and 2011 is as follows:

(Dollars in thousands)	2013	% Sales	% Change	2012	% Sales	% Change	2011	% Sales
Net Sales	$1,152,109		7.8%	$1,068,688		0.9%	$1,059,355
Gross Margin	606,080	52.6%	2.8%	589,570	55.2%	0.3%	587,950	55.5%
Operating Expenses:
Research and Development	33,552	2.9%	(2.8)%	34,528	3.2%	(9.8)%	38,268	3.6%
Selling, General & Administrative	427,661	37.1%	9.0%	392,526	36.7%	(1.2)%	397,472	37.5%
Restructuring charges	26,046	2.3%	328.1%	6,084	0.6%	(5.7)%	6,451	0.6%
Impairment charges	204,448	17.7%	—	—	—%	—%	—	—%
Total operating expenses	691,707	60.0%	59.7%	433,138	40.5%	(2.0)%	442,191	41.7%
Operating (loss) income	$(85,627)	(7.4)%	(154.7)%	$156,432	14.6%	7.3%	$145,759	13.8%

During fiscal 2013, net sales increased 7.8% from fiscal 2012, which consisted of an organic decline of 2.6%, currency impact of a negative 0.9% and growth from acquisitions of 11.3%. Over 90% of the acquisition growth was from the acquisition of PDC within the IDS segment in fiscal 2013, with the remainder attributable to the prior year acquisitions of Grafo in the IDS segment and Runelandhs and Pervaco in the WPS segment. Organic sales within the IDS segment were up 0.3%, while organic sales within the WPS platform declined by 7.0%.

During fiscal 2012, net sales increased 0.9% from fiscal 2011, which consisted of organic growth of 1.5%, currency impact of a negative 1.4% and growth from acquisitions of 0.8%. The acquisition growth was due to the fiscal 2012 acquisitions of Grafo in the IDS segment, and Runelandhs and Pervaco in the WPS segment during the second half of the fiscal year. Organic sales within the IDS segment grew 2.7%, while organic sales within the WPS segment declined by 0.2%.

Gross margin as a percentage of sales declined to 52.6% in fiscal 2013 from 55.2% in fiscal 2012. Approximately half of the decline was due to the acquisition of PDC within the IDS segment, as it is a lower gross margin business compared to the remainder of the Company. The remaining decline was attributed to the WPS segment in which the sales decline, increased pricing pressures and the challenging global economy equally contributed to the reduced gross margin.

Gross margin as a percentage of sales declined to 55.2% in fiscal 2012 from 55.5% in fiscal 2011. The reason for this decline was sales mix, as we realized no sales growth in the higher margin WPS business and modest growth in the IDS business. This decrease in gross margin was partially offset by a reduction in variable incentive compensation in fiscal 2012.

Research and development expenses decreased to $33.6 million in fiscal 2013 from $34.5 million in fiscal 2012. The decline was primarily due to the global consolidation of the project management office, which reduced costs while streamlining reporting processes globally. R&D expenses decreased to $34.5 million in fiscal 2012 from $38.3 million in 2011 due to a reduction in variable incentive compensation, as well as a reduction in external spending on systems development due to the timing of new product introductions.

Selling, general and administrative (“SG&A”) expenses include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, information technology, human resources and legal. SG&A expenses increased to $427.7 million in fiscal 2013 compared to $392.5 million in fiscal 2012. The increase was primarily due to the acquisition of PDC in December 2012, which resulted in $6 million of amortization of intangible assets. The total increase in SG&A was partially offset by a reduction in variable incentive compensation from fiscal 2012 to fiscal 2013.

SG&A expense decreased to $392.5 million in fiscal 2012 compared to $397.5 million in fiscal 2011 mainly due to a reduction in variable incentive compensation.

In fiscal 2013, the Company announced a restructuring action to reduce its global workforce by approximately 5-7% in order to address its cost structure, with expected annual savings of approximately $25 million to $30 million exclusive of reinvestments into ongoing business initiatives. In connection with this restructuring action, the Company incurred restructuring charges of $26.0 million in fiscal 2013. These charges consisted of $18.4 million of employee separation costs, $4.1 million of fixed asset write-offs and $3.5 million of other facility closure related costs. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. Fixed asset write-offs include both the net book value of property, plant and equipment written off in conjunction with facility consolidations, as well as indefinite-lived tradenames written off in conjunction with brand consolidations within the WPS segment.

Restructuring charges were $6.1 million in fiscal 2012 and consisted of costs incurred to consolidate facilities within both the IDS and WPS segments primarily in the Americas. The remaining charges related to severance costs associated with a prior year restructuring program.

Restructuring charges were $6.5 million in fiscal 2011 and consisted of costs incurred to support the continued workforce reduction activities and consolidate facilities within both the IDS & WPS segments. The costs associated with the workforce reduction primarily included employee separation costs, consisting of severance pay, outplacement services, medical, and other related benefits for the Company's work force.

On September 11, 2013, the Company's Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company is implementing the restructuring action to improve efficiency of operations, reduce operating expenses and enhance customer service. In connection with the restructuring action, the Company expects to incur pre-tax charges of approximately $30 million, substantially all of which are expected to be incurred during fiscal 2014. The charges include employee severance costs of approximately $13 million, facility shut-down costs and lease termination costs of approximately $12 million, and non-cash asset write-offs of approximately $5 million. Cash expenditures for these restructuring activities are expected to be approximately $25 million and are being funded with cash generated from operations. The Company expects the restructuring actions to be substantially complete by the end of fiscal 2014.

The Company performed its annual goodwill impairment assessment on May 1, 2013, and subsequently concluded that the WPS Americas and IDS APAC reporting units were impaired. In conjunction with the goodwill impairment analysis, management concluded tradenames and certain fixed assets within the reporting units were impaired. Refer to the Item 7 - Business Segment Operating Results as well as Note 1 - Summary of Significant Accounting Policies for further discussion regarding the impairment charges. Impairment charges in continuing operations were $204.4 million in fiscal 2013 and consisted of the following:

•	$172.3 million in goodwill in the WPS Americas reporting unit

•	$18.2 million in goodwill in the IDS APAC reporting unit

•	$10.6 million in tradenames in the WPS segment

•	$3.3 million in fixed assets in the IDS APAC reporting unit

Operating (loss) income of $(85.6) million excluding restructuring charges of $26.0 million and impairment charges of $204.4 million was $144.9 million in fiscal 2013. Operating income of $156.4 million excluding restructuring of $6.1 million was $162.5 million in fiscal 2012. The decrease was mainly due to the decline in segment profit of the WPS business, which is discussed in further detail within the Business Segment Operating Results section. This decline was partially offset by a decrease in variable incentive compensation of approximately $10 million.

Operating income of $156.4 million excluding restructuring of $6.1 million was $162.5 million in fiscal 2012. Operating income of $145.8 million excluding restructuring of $6.5 million was $152.2 million in fiscal 2011. This increase in operating income excluding restructuring was primarily due to the decrease in variable incentive compensation of approximately $20 million over the same period. This was partially offset by a decline in segment profit within the WPS business.

OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2013	% Sales	2012	% Sales	2011	% Sales
Operating (loss) income	$(85,627)	(7.4)%	$156,432	14.6%	$145,759	13.8%
Other income and (expense):
Investment and other income	3,522	0.3%	2,082	0.2%	3,989	0.4%
Interest expense	(16,641)	(1.4)%	(19,090)	(1.8)%	(22,124)	(2.1)%
(Loss) earnings from continuing operations before tax	(98,746)	(8.6)%	139,424	13.0%	127,624	12.0%
Income taxes	42,070	3.7%	36,953	3.5%	21,667	2.0%
(Loss) earnings from continuing operations	(140,816)	(12.2)%	102,471	9.6%	105,957	10.0%
(Loss) earnings from discontinued operations, net of income taxes	(13,719)	(1.2)%	(120,382)	(11.3)%	2,695	0.3%
Net (loss) earnings	$(154,535)	(13.4)%	$(17,911)	(1.7)%	$108,652	10.3%

Investment and Other Income

These amounts mainly consist of interest income and gains and losses on foreign currency and securities held in executive deferred compensation plans. Income of $3.5 million in fiscal 2013, $2.1 million in fiscal 2012 and $4.0 million in fiscal 2011 remain relatively consistent with no material changes year over year.

Interest Expense

Interest expense decreased to $16.6 million in fiscal 2013 compared to $19.1 million in fiscal 2012 and $22.1 million in fiscal 2011. The decline since 2011 was due to the Company's declining principal balance under its outstanding debt agreements, along with changes in debt structure resulting in a reduction in the weighted average interest rate.

Income Taxes
The Company's effective tax rate from continuing operations was (42.6)% in fiscal 2013, compared to the effective tax rate from continuing operations of 26.5% in fiscal 2012. The effective tax rate for fiscal 2013 was significantly impacted by the $168.9 million non-deductible portion of the goodwill impairment charge recorded on the WPS Americas and IDS Asia reporting units during the three months ended July 31, 2013, as well as a tax charge of $26.6 million associated with the funding of the PDC acquisition. Excluding these items, our fiscal 2013 effective tax rate from continuing operations would have been 22.0%, slightly lower than the prior year due mainly to fluctuation in profit mix. Refer to Note 1, “Summary of Significant Accounting Policies” within Item 8 for further discussion regarding the goodwill impairment charges.
The effective tax rate from continuing operations for fiscal 2012 was 26.5% as compared to 17.0% in fiscal 2011. The lower tax rate in fiscal 2011 was due primarily to excess foreign tax credits recognized as a benefit to tax expense from continuing operations.

Loss from Discontinued Operations

Discontinued operations consist of the Asia Die-Cut business platform, which was classified as held for sale beginning in the third quarter of fiscal 2013. During the three months ended July 31, 2013, the Company incorporated its European-based die-cut business, Balkhausen, into the Asia Die-Cut disposal group. In addition, the following previously divested businesses were reported within discontinued operations: Brady Medical and Varitronics (divested in fiscal 2013), Etimark (divested in fiscal 2012) and Teklynx (divested in fiscal 2011). These divested businesses were part of the IDS business segment.

The loss from discontinued operations net of income taxes was $13.7 million for fiscal 2013 compared to $120.4 million in fiscal 2012. The loss in fiscal 2013 primarily related to a $15.7 million write-down of the disposal group to estimated fair value less cost to sell. The loss in fiscal 2012 primarily related to the $115.7 million goodwill impairment charge recorded during the second quarter of fiscal 2012, which was related to the Asia Die-Cut disposal group. The profit in fiscal 2011 was due primarily to higher sales and gross margins in the Asia Die-Cut business.

Depreciation and amortization recognized within discontinued operations for fiscal 2013 were $4.0 million and $4.8 million, respectively, compared to $6.0 million and $6.9 million for fiscal 2012.

Business Segment Operating Results
The Company is organized and managed on a global basis within two business platforms: IDS and WPS, which are the reportable segments. Each business platform has a President that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, which are managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The sales and profit of discontinued operations are excluded from the following information.

Following is a summary of segment information for the fiscal years ended July 31, 2013, 2012 and 2011:

	Years ended July 31,
(Dollars in thousands)	2013	2012	2011
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$733,433	$633,774	$625,396
WPS	418,676	434,914	433,959
Total	$1,152,109	$1,068,688	$1,059,355
SALES GROWTH INFORMATION
ID Solutions
Organic	0.3%	2.7%	N/A
Currency	(0.9)%	(1.6)%	N/A
Acquisitions	16.3%	0.2%	N/A
Total	15.7%	1.3%	N/A
Workplace Safety
Organic	(7.0)%	(0.2)%	N/A
Currency	(0.7)%	(1.2)%	N/A
Acquisitions	4.0%	1.6%	N/A
Total	(3.7)%	0.2%	N/A
Total Company
Organic	(2.6)%	1.5%	N/A
Currency	(0.9)%	(1.4)%	N/A
Acquisitions	11.3%	0.8%	N/A
Total	7.8%	0.9%	N/A
SEGMENT PROFIT
ID Solutions	$171,319	$159,427	$146,124
Workplace Safety	95,241	117,187	118,913
Total	$266,560	$276,614	$265,037
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	23.4%	25.2%	23.4%
Workplace Safety	22.7%	26.9%	27.4%
Total	23.1%	25.9%	25.0%
NET EARNINGS RECONCILIATION

	Years ended:
(Dollars in thousands)	July 31, 2013	July 31, 2012	July 31, 2011
Total profit from reportable segments	$266,560	$276,614	$265,037
Unallocated costs:
Administrative costs	121,693	114,098	112,827
Restructuring charges	26,046	6,084	6,451
Impairment charges	204,448	—	—
Investment and other income	(3,522)	(2,082)	(3,989)
Interest expense	16,641	19,090	22,124
(Loss) earnings from continuing operations before income taxes	$(98,746)	$139,424	$127,624

ID Solutions

Fiscal 2013 vs. 2012
Net sales increased by 15.7% from fiscal 2012 to fiscal 2013, which consisted of organic growth of 0.3%, currency impact of a negative 0.9% and growth from acquisitions of 16.3%. Acquisition growth within the IDS segment was almost entirely generated by the acquisition of PDC in December 2012, with a small portion contributed by the acquisition of Grafo in March 2012.

The PDC acquisition contributed more than $100.0 million in sales in fiscal 2013 and provides an entry for the Company into the healthcare identification space. We are in the process of integrating PDC into the existing business, and plan to leverage Brady practices in all functional areas.

Organic sales in the IDS segment grew by 0.3% primarily due to growth within the Americas of approximately 1%, which was partially offset by modest declines in Europe and APAC. Within the Americas, North America growth was partially offset by a 10% decline in Brazil. Sales over the Internet increased by more than 15%, and we experienced a positive response to our recent new product launches. In Europe, the decline in the IDS business platform was mainly driven by the economy, partially offset by our increased presence in emerging geographies, new and differentiated product launches, and our strategy to increase share in specific vertical markets. In APAC, sales growth was modest, as the de-consolidation of certain business units from the Asia Die-Cut disposal group impacted sales growth negatively.

Overall, sales globally were driven by new product launches and growth within vertical markets. New products launched include the BBP85 printer, which is a continuous-sleeving wire identification system for high volume applications in the electrical and aerospace markets, and three new high performance materials to address the changing requirements for identification of printed circuit boards and electronic components. Vertical market growth was focused within the chemical, oil, and gas industries, as well as our targeted Strategic Account Management programs.

Segment profit increased to $171.3 million in fiscal 2013 from $159.4 million in fiscal 2012, an increase of $11.9 million or 7.5%. The primary driver of the profit increase was the acquisition of PDC. This profit was partially offset by a decline in profitability in Brazil and Western Europe. Brazil's decline was due to a combination of sales decline, cost increases and expenses associated with the implementation of a new ERP system. In Western Europe, the largest decline in sales and profit was in Italy, where we realized a 25% sales decline partially due to one-time sales in the prior year that did not repeat. In addition, Italy's profitability was impacted by product quality issues associated with a printer introduced in fiscal 2012.

The Company performed its annual goodwill impairment assessment on May 1, 2013, and subsequently concluded that the IDS APAC reporting unit was impaired. Although sales grew from 2012 to 2013, profit declined and neither were as high as anticipated. Specifically, fourth quarter fiscal 2013 gross margin and segment profit declined compared to the prior year, while results were anticipated to increase over the prior year fourth quarter. In addition, projections were not sufficient to support the balance of goodwill remaining within the reporting unit. As such, the Company recorded a goodwill impairment charge of $18.2 million during fiscal 2013, which represents all of the remaining goodwill for this reporting unit.

Fiscal 2012 vs. 2011
Net sales increased by 1.3% from fiscal 2011 to fiscal 2012, which consisted of organic growth of 2.7%, currency impact of a negative 1.6% and growth from acquisitions of 0.2%. The Company acquired Grafo in South Africa as part of the IDS segment in March 2012.

Organic sales in the IDS segment grew 2.7%. Regionally, growth in the Americas was strong at 7.8%, growth in Europe was modest at approximately 1% and APAC declined by more than 10%. Overall, during fiscal 2012 the U.S. economy appeared to be recovering while the European economy was weakening. Within the Americas, the strong growth rates were driven by the execution across multiple key growth initiatives, including a strong focus on our core distributor-based business delivering an improved customer experience, improvements in the e-commerce experience, key customer conversions, and an improved service offering. New product development continued to drive growth globally with the successful launch of portable printers and proprietary consumables. In Europe, despite negative economic growth, we grew modestly as we continued to focus on emerging economies. In Asia, we experienced significant declines in several countries. During fiscal 2012, we began the process to separate the sales and marketing resources between the traditional IDS products and the Die-Cut business platform.

Segment profit increased to $159.4 million in fiscal 2012 from $146.1 million in fiscal 2011, an increase of $13.3 million or 9.1%. The profit increase was attributable to the Americas business mainly due to strong sales growth, selected price increases, operational improvements, focus on lean and strategic sourcing, as well as actions taken to improve our selling expense structure.

Europe maintained its profit levels and we increased investment in the APAC business, which resulted in a decline in profit in Asia. We added an experienced expatriate to the team in Asia to begin building the IDS business teams for future growth.

Workplace Safety

Fiscal 2013 vs. 2012
Net sales decreased by 3.7% from fiscal 2012 to 2013, which consisted of an organic decline of 7.0%, currency impact of a negative 0.7% and growth from acquisitions of 4.0%. The Company acquired Runelandhs and Pervaco in Europe in May 2012.

Organic sales in the WPS segment declined 7.0% within all geographies from fiscal 2012 to 2013, and have declined for the last seven quarters. WPS APAC sales are generated entirely in Australia, and have declined for the last four quarters mainly due to the weakness in the Australian economy. In the Americas and Europe, organic sales declined by 5% and 6%, respectively. Beginning in fiscal 2012, we experienced a deterioration of this business due to increased e-commerce competition and pricing pressures.The Company continues to modify its strategy to grow this business, which includes: investments in e-commerce capabilities, pricing structure changes and expansion of product offerings.
Segment profit decreased in fiscal 2013 to $95.2 million from $117.2 million, a decline of $22.0 million or 18.8%. This was primarily due to volume and price declines as a result of increased competition and reduced catalog advertising. In addition, the Company redirected some of its investment from the traditional catalog model to e-business, the benefits of which are anticipated to be realized in future fiscal years.
Since the global economic recession of 2009, organic growth within the WPS Americas reporting unit has been difficult to achieve, especially within mature markets such as the U.S. and Canada where business-to-business transactions over the Internet are more advanced than many of the European and Australian markets. With the acceleration of the Internet in the business-to-business market, competition and pricing pressure have intensified. As a result, organic sales declined by approximately 7% and segment profit declined by nearly 20% during fiscal 2013 as compared to fiscal 2012.
The Company is modifying its strategy within the WPS platform, including investments in enhanced e-commerce capabilities, expanded product offerings, enhanced industry-specific expertise, and adjusting its pricing strategies. Although management believes the strategy modifications will improve organic sales and profitability of the WPS platform in future years, there is risk associated with any strategy. As such, the Company's annual goodwill impairment analysis ("Step One") reflected the risk in the strategy and the decline in fiscal 2013 sales and profitability, which occurred during a period of time in which the Company was redirecting its investment from the traditional catalog model to e-business. In addition, the rate of decline became more pronounced during the second half of the fiscal year and fell short of internal forecasts, resulting in the conclusion that WPS Americas failed Step One, as the resulting fair value was less than the carrying value of the reporting unit.
Upon completion of the impairment assessment, the Company recognized a goodwill impairment charge of $172.3 million during fiscal 2013. In conjunction with the goodwill impairment test of the WPS Americas reporting unit, indefinite-lived tradenames associated with the reporting unit were revalued and analyzed for impairment. As a result, indefinite-lived tradenames in the amount of $10.6 million primarily associated with the WPS Americas reporting unit were impaired during fiscal 2013.
Fiscal 2012 vs. 2011
Net sales increased by 0.2% from fiscal 2011 to fiscal 2012, which consisted of an organic decline of 0.2%, currency impact of a negative 1.2% and growth from acquisitions of 1.6%. Acquisition growth was driven by the acquisitions of Runelandhs and Pervaco in Europe in May 2012.

Organic sales declined 0.2% within the WPS segment. Regionally, the Americas realized essentially no growth, while Europe declined by 2.3% and Asia-Pacific sales increased by approximately 6%. In the fourth quarter, Asia-Pacific sales began to slow as the Australian economy began to weaken. In the Americas, growth was approximately 3% for the first half of the year, followed by comparable declines in the second half. Europe experienced a similar trend, as first quarter growth of 4.0% was followed by a decline in growth in the subsequent quarters as increased competition and pricing pressure deteriorated sales.

Segment profit for fiscal 2012 was $117.2 million, a slight decline from $118.9 million in fiscal 2011. The growth in profit in the first half of the year due to sales was offset by the profit decline in the second half of the year due to investments in the e-commerce initiative increasing compared to the first half of the year.

Liquidity & Capital Resources

Cash and cash equivalents were $91.1 million at July 31, 2013, and $305.9 million at July 31, 2012, a decline of $214.8 million. The decline was primarily due to investing activities, which included the purchase of PDC in the second quarter of fiscal 2013 for $301.2 million.

	Years ended July 31,
(Dollars in thousands)	2013	2012	2011
Net cash flow provided by (used in):
Operating activities	$143,503	$144,705	$167,350
Investing activities	(325,766)	(64,604)	(22,631)
Financing activities	(33,060)	(147,824)	(91,574)
Effect of exchange rate changes on cash	481	(16,348)	21,986
Net (decrease) increase in cash and cash equivalents	$(214,842)	$(84,071)	$75,131

Net cash provided by operating activities was $143.5 million during fiscal 2013 compared to $144.7 million in the prior year. Although there was minimal change in total, the cash flow from pre-tax income declined approximately $30 million, primarily due to the decline in sales and profits in our WPS segment. This was offset by the improvement in working capital of approximately $30 million. This improvement was primarily attributable to a positive change in accounts payable and accrued liabilities related to fiscal 2013 working capital initiatives, which significantly improved days payable outstanding.

Net cash used in investing activities was $325.8 million during fiscal 2013, compared to net cash used in investing activities $64.6 million in the prior year. The increase in cash used in investing activities of $261.2 million was primarily due to the purchase of PDC in the second quarter of fiscal 2013 for $301.2 million, and an increase in capital expenditures of $11.5 million for machinery in Brazil and new facilities in Thailand and Australia. This was partially offset by cash received of $10.2 million due to the sales of the Brady Medical and Varitronics businesses in the first quarter of fiscal 2013.

Net cash used in financing activities was $33.1 million during fiscal 2013, compared to $147.8 million during the prior year. The decrease in cash used in financing activities was due to a net draw on the Company's credit revolver and multi-currency line of credit in China, which provided $50.6 million in cash. In addition, cash provided by the issuance of common stock increased by $16.5 million, while cash used to repurchase common shares decreased by $44.8 million compared to 2012.
Net cash provided by operating activities was $144.7 million in fiscal 2012, compared to $167.4 million in fiscal 2011. Cash flows from operating activities are generated primarily from operating income and managing the components of working capital. The decrease in cash flows from operating activities of $22.7 million from fiscal 2011 to fiscal 2012 was partially due to a decline in net income of $10.9 million after excluding the goodwill impairment charge of $115.7 million. In addition, the net change of inventories and accounts payable and accrued liabilities reduced operating cash flows by $30.8 million compared to the prior year. This decline was partially offset by lower income taxes paid versus expensed of $20.5 million in fiscal 2012 compared to 2011.
Net cash used in investing activities was $64.6 million in fiscal 2012, compared to $22.6 million in fiscal 2011. The increase in cash used in investing activities of $42.0 million from fiscal 2011 to fiscal 2012 was primarily due to the increase in cash used in acquisitions of $29.7 million compared to 2011. In addition, cash provided by divestitures declined by $12.1 million, from fiscal 2011 to fiscal 2012. See Note 2 within Item 8 for further information regarding acquisitions and divestitures.

Net cash used in financing activities was $147.8 million in fiscal 2012, compared to $91.6 million in fiscal 2011. The increase in cash used in financing activities of $56.2 million was primarily due to the repurchase of common shares during fiscal year 2012 for $49.9 million. In addition, cash received from the exercise of employee stock options declined by $4.3 million from fiscal 2011 to fiscal 2012.

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
In December 2012, the Company drew down $220.0 million from its revolving loan agreement with a group of six banks to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. Prior to July 31, 2013, the Company repaid $181.0 million of the borrowing with cash on hand. During fiscal 2013, the maximum amount outstanding on the revolving loan agreement was $220.0 million. As of July 31, 2013, the outstanding balance on the credit facility was $39.0 million and there was $261.0 million available for future borrowing under the credit facility, which can be increased to $411.0 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China. The line of credit supports USD-denominated or RMB-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to US Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity on the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During fiscal 2013, the maximum amount outstanding was $11.6 million, comprised entirely of USD-denominated borrowings, which was the balance outstanding at July 31, 2013. As of July 31, 2013, there was $14.6 million available for future borrowing under this credit facility.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve month EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2013, the Company was in compliance with the financial covenant of the June 2004, February 2006, March 2007, and May 2010 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.6 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve month EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2013, the Company was in compliance with the financial covenants of the revolving loan agreement with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.6 to 1.0 and the interest expense coverage ratio equal to 9.2 to 1.0.

Long-term obligations as a percentage of long-term obligations plus stockholders' investment were 19.5% at July 31, 2013 and 20.2% at July 31, 2012. Long-term obligations decreased by $53.8 million from July 31, 2012 to July 31, 2013, due to the principal payment on debt of $61.3 million, partially offset by the positive impact of foreign currency translation on the Company's Euro-denominated debt of $5.9 million.

Stockholders' investment decreased $178.6 million from July 31, 2012 to July 31, 2013, primarily due to the net loss of $154.5 million, dividend payments of $39.2 million, and a decrease in additional paid-in capital of $6.8 million, partially offset by a reduction in treasury stock of $22.8 million.

The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2013, 92.8% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company's fiscal 2013 acquisition of PDC resulted in repatriation of cash to the United States from foreign jurisdictions, which resulted in a $26.6 million tax charge recognized during the fiscal year ended July 31, 2013. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition. However, future cash needs could require the Company to repatriate additional cash to the U.S. from foreign jurisdictions, which could result in material tax charges recognized in the period in which the transactions occur.

Subsequent Events Affecting Financial Condition
On September 12, 2013, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.76 to $0.78 per share. A quarterly dividend of $0.195 will be paid on October 31, 2013, to shareholders of record at the close of business on October 10, 2013. This dividend represents an increase of 2.6% and is the 28th consecutive annual increase in dividends.

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
Related-Party Transactions — Based on an evaluation for the year ended July 31, 2013, the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Payments Due Under Contractual Obligations
The Company’s future commitments in continuing operations at July 31, 2013 for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-Term Debt Obligations	$262,414	$61,264	$85,028	$56,272	$59,850	$—
Operating Lease Obligations	70,997	14,785	22,145	15,897	18,170	—
Purchase Obligations (1)	43,237	42,992	245	—	—	—
Interest Obligations	42,560	12,629	17,428	7,428	5,075	—
Tax Obligations	35,575	—	—	—	—	35,575
Other Obligations (2)	12,266	677	1,553	1,967	8,069	—
Total	$467,049	$132,347	$126,399	$81,564	$91,164	$35,575

(1)	Purchase obligations include all open purchase orders as of July 31, 2013.

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

Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective income tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the income tax return, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in the tax return in future years for which the Company has already recorded the tax benefit in the consolidated financial statements. The Company establishes valuation allowances against its deferred tax assets when it is more likely than not that the amount of expected future taxable income will not support the use of the deduction or credit. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies, and can also be impacted by changes to tax laws. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which payment has been deferred or expense for which the Company has already taken a deduction on an income tax return but has not yet recognized as expense in the consolidated financial statements.
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
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been re-invested indefinitely. These earnings related to ongoing operations have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations. In fiscal 2013, the Company repatriated approximately $204 million of foreign cash to help fund the acquisition of PDC. Of this amount, approximately $29 million was from earnings that would otherwise be classified as permanently re-invested. The Company determined that given PDC was the largest acquisition in the Company's history, this repatriation was a one-time event, and therefore, in management's judgment, the remaining cumulative earnings have been reinvested indefinitely.
Goodwill and Other Indefinite-lived Intangible Assets

The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management's judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management's estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy requires that all acquisitions with goodwill of greater than $20 million require the use of external valuations.

During the three months ended April 30, 2013, the Company announced its plan to divest its Asia Die-Cut business, and during the three months ended July 31, 2013, the Company added its European-based die-cut business, Balkhausen, to the disposal group. Effective May 1, 2013, the Company reorganized its management structure into three global business platforms: Identification Solutions, Workplace Safety, and Die-Cut. Because the Die-Cut business platform was classified as held for sale as of April 30, 2013, the disposal group was recorded at its estimated fair value less cost to sell, which required a write-down in accordance with ASC 360, “Property, Plant and Equipment” and it was excluded from the fiscal 2013 annual goodwill impairment analysis. The Company has identified two operating segments for the year ended July 31, 2013: Identification Solutions and Workplace Safety. These operating segments are also the Company’s reportable segments.

The Company has identified six reporting units within its two operating segments as of July 31, 2013: IDS Americas & Europe, IDS APAC, PeopleID, WPS Americas, WPS Europe, and WPS APAC. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross margin and SG&A as a percentage of sales, capital expenditures, working capital levels, income tax rates, the benefits of recent acquisitions and expected synergies, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.

In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the Company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of assets and liabilities for the reporting unit. If the implied fair value of the goodwill is less than the carrying value, an impairment charge would be recorded.

The Company considers a reporting unit’s value to be substantially in excess of its fair value at 20% or greater. The annual impairment testing performed on May 1, 2013, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that each of the following reporting units had a fair value substantially in excess of its carrying value: IDS Americas & Europe, WPS Europe and WPS APAC. The PeopleID reporting unit passed Step One of the goodwill impairment test, but does not have a fair value substantially in excess of its carrying value. The Company concluded that the WPS Americas and IDS APAC reporting units failed Step One of the goodwill impairment test.

WPS Americas Goodwill Impairment

Management proceeded to measure the amount of the potential impairment ("Step Two") for the WPS Americas reporting unit with the assistance of a third party valuation firm. The Company calculated the fair value of the identifiable assets and liabilities of the reporting unit as if it had been acquired in a business combination, and the excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities was the implied fair value of goodwill. Upon completion of the assessment, the Company recognized a goodwill impairment charge of $172.3 million during the three months ended July 31, 2013.

In conjunction with the goodwill impairment test of the WPS Americas reporting unit, the carrying value of the indefinite-lived tradenames within the reporting unit were compared to the fair value calculated as part of the Step Two analysis described above. Indefinite-lived tradenames in the amount of $10.6 million associated with the WPS segment were impaired during the three months ended July 31, 2013.

IDS APAC Goodwill Impairment

The IDS APAC reporting unit had goodwill remaining of $18.3 million at the annual impairment assessment date. Sales increased within this reporting unit from 2012 to 2013, however, profitability declined, and neither sales nor profitability were as high as anticipated. Projections for the business were not sufficient to support the carrying value of the reporting unit. When management compared the Step One fair value to the carrying value of the reporting unit, a qualitative assessment was completed for Step Two because the amount by which the carrying value exceeded fair value was more than the balance of goodwill remaining. As such, the Company recognized a goodwill impairment charge of the entire remaining goodwill balance of $18.3 million during the three months ended July 31, 2013.

Sensitivity

In performing the fiscal 2013 annual goodwill impairment assessment, the Company completed a sensitivity analysis on the material assumptions used in the discounted cash flow models for each of its reporting units. Even though the fair value was substantially in excess of carrying value, the Company is providing a detailed sensitivity analysis of the WPS Europe and WPS APAC reporting units given the higher level of risk in the overall WPS strategy.

The fair value of the WPS Europe reporting unit was substantially in excess of carrying value at the assessment date, and it had a goodwill balance of $63.1 million as of July 31, 2013. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit's products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. The assumption with the most impact on our determination of fair value of the WPS Europe reporting unit is profitability. A reduction in the annual profitability assumption by 100 basis points results in a decrease in the amount of fair value in excess of carrying value of 11%.

The fair value of the WPS APAC reporting unit was substantially in excess of carrying value at the assessment date, and it had a goodwill balance of $36.6 million as of July 31, 2013. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit's products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. The assumption with the most impact on our determination of fair value of the WPS APAC reporting unit is profitability. A reduction in the annual profitability assumption by 100 basis points results in a decrease in the amount of fair value in excess of carrying value of 10%.

The fair value of the PeopleID reporting unit was in excess of its carrying value by 2% as of the assessment date. This reporting unit is comprised solely of PDC, which was acquired on December 28, 2012 and had a goodwill balance of $170.2 million as of July 31, 2013. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit's products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. If the PeopleID reporting unit does not meet its projections it could become impaired. The assumptions with the most impact on our determination of the fair value of the PeopleID reporting unit are sales growth and profitability. A reduction in the annual sales growth or annual profitability assumptions by 100 basis points results in a failure of Step One of the goodwill impairment test. In connection with the Company's recent change in reportable segments, the existing PeopleID business, which was part of the IDS Americas and Europe reporting unit for the 2013 annual goodwill impairment analysis, was integrated into the PeopleID reporting unit effective August 1, 2013. If these businesses had been combined as of the May 1, 2013 goodwill impairment analysis, the fair value in excess of carrying value would have been 11%.
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
Forward-Looking Statements
In this annual report on Form 10-K, statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Implementation of the Workplace Safety strategy;

•	The length or severity of the current worldwide economic downturn or timing or strength of a subsequent recovery;

•
Future financial performance of major markets Brady serves, which include, without limitation, telecommunications, hard disk drive, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, healthcare and transportation;

•	Future competition;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady's ability to retain significant contracts and customers;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Brady's ability to develop and successfully market new products;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with divestitures and businesses held for sale;

•	Risks associated with restructuring plans;

•	Environmental, health and safety compliance costs and liabilities;

•	Risk associated with loss of key talent;

•	Risk associated with product liability claims;

•	Technology changes and potential security violations to the Company's information technology systems;

•	Brady's ability to maintain compliance with its debt covenants;

•	Increase in our level of debt;

•	Potential write-offs of Brady's substantial intangible assets;

•	Unforeseen tax consequences;

•	Risks, associated with our ownership structure; and

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of this Form 10-K.

These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.
Risk Factors
Refer to the information contained in Item 1A - Risk Factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions, according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. Dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s operations. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit, and Singapore Dollar. As of July 31, 2013, the Company had no contracts outstanding designated as cash flow hedges. The Company uses Euro-denominated debt of €75.0 million and British Pound-denominated intercompany debt of £25.0 million designated as hedge instruments to hedge portions of the Company’s net investments in its European and British Pound denominated foreign operations. The Company's revolving credit facility allows it to borrow up to $100.0 million in currencies other than US Dollars under an alternative currency sub-limit. The Company has periodically borrowed funds in Euro and British Pounds under this sub-limit. Debt issued in currencies other than US Dollars acts as a natural hedge to the Company's exposure to the associated currency.
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
Currency exchange rates decreased fiscal 2013 sales by 0.9% compared to fiscal 2012 as the U.S. dollar appreciated, on average, against other major currencies throughout the year. The most significant impact on sales due to currency fluctuations occurred during the first quarter ended October 31, 2012, as sales declined by 2.4% as compared to the same quarter of the prior year. This decline was primarily driven by the appreciation of the U.S. dollar against the Euro.
The Company is subject to the risk of change in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Australian dollar, the Canadian dollar, the Singapore dollar, the Euro, the British Pound, the Brazilian Real, the Korean Won, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustment recorded in fiscal 2013 and 2012 as a separate component of stockholders’ investment was $2.3 million and $62.8 million unfavorable, respectively. As of July 31, 2013 and 2012, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $245.1 million and $384.2 million, respectively. The potential decrease in net current assets as of July 31, 2013, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $24.5 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2013, the Company had no interest rate derivatives.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 30, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, WI
September 30, 2013

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$91,058	$305,900
Accounts receivable — net	169,261	199,006
Inventories:
Finished products	64,544	64,740
Work-in-process	14,776	15,377
Raw materials and supplies	15,387	25,407
Total inventories	94,707	105,524
Assets held for sale	119,864	—
Prepaid expenses and other current assets	37,600	40,424
Total current assets	512,490	650,854
Other assets:
Goodwill	617,236	676,791
Other intangible assets	156,851	84,119
Deferred income taxes	8,623	45,356
Other	21,325	20,584
Property, plant and equipment:
Cost:
Land	7,861	8,651
Buildings and improvements	91,471	101,962
Machinery and equipment	266,787	292,130
Construction in progress	11,842	10,417
	377,961	413,160
Less accumulated depreciation	255,803	283,145
Property, plant and equipment — net	122,158	130,015
Total	$1,438,683	$1,607,719
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$50,613	$—
Accounts payable	82,519	86,646
Wages and amounts withheld from employees	42,413	54,629
Liabilities held for sale	34,583	—
Taxes, other than income taxes	8,243	9,307
Accrued income taxes	7,056	14,357
Other current liabilities	36,806	40,815
Current maturities on long-term debt	61,264	61,264
Total current liabilities	323,497	267,018
Long-term obligations, less current maturities	201,150	254,944
Other liabilities	83,239	76,404
Total liabilities	607,886	598,366
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,803 at July 31, 2013 and 2012, respectively)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	306,191	313,008
Earnings retained in the business	538,512	732,290
Treasury stock — 2,626,276 and 3,245,561 shares, respectively of Class A nonvoting common stock, at cost	(69,797)	(92,600)
Accumulated other comprehensive income	56,063	59,411
Other	(720)	(3,304)
Total stockholders’ investment	830,797	1,009,353
Total	$1,438,683	$1,607,719

See Notes to Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Net sales	$1,152,109	$1,068,688	$1,059,355
Cost of products sold	546,029	479,118	471,405
Gross margin	606,080	589,570	587,950
Operating expenses:
Research and development	33,552	34,528	38,268
Selling, general and administrative	427,661	392,526	397,472
Restructuring charges	26,046	6,084	6,451
Impairment charges	204,448	—	—
Total operating expenses	691,707	433,138	442,191
Operating (loss) income	(85,627)	156,432	145,759
Other income and (expense):
Investment and other income	3,522	2,082	3,989
Interest expense	(16,641)	(19,090)	(22,124)
(Loss) earnings from continuing operations before income taxes	(98,746)	139,424	127,624
Income taxes	42,070	36,953	21,667
(Loss) earnings from continuing operations	$(140,816)	$102,471	$105,957
(Loss) earnings from discontinued operations, net of income taxes	(13,719)	(120,382)	2,695
Net (loss) earnings	$(154,535)	$(17,911)	$108,652
(Loss) earnings from continuing operations per Class A Nonvoting Common Share
Basic	$(2.75)	$1.95	$2.01
Diluted	$(2.75)	$1.94	$1.99
(Loss) earnings from continuing operations per Class B Voting Common Share:
Basic	$(2.76)	$1.93	$1.99
Diluted	$(2.76)	$1.92	$1.97
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.27)	$(2.30)	$0.05
Diluted	$(0.27)	$(2.29)	$0.05
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.27)	$(2.29)	$0.05
Diluted	$(0.27)	$(2.28)	$0.05
Net (loss) earnings per Class A Nonvoting Common Share:
Basic	$(3.02)	$(0.35)	$2.06
Diluted	$(3.02)	$(0.35)	$2.04
Dividends	$0.76	$0.74	$0.72
Net (loss) earnings per Class B Voting Common Share:
Basic	$(3.03)	$(0.36)	$2.04
Diluted	$(3.03)	$(0.36)	$2.03
Dividends	$0.74	$0.72	$0.70
Weighted average common shares outstanding (in thousands):
Basic	51,330	52,453	52,639
Diluted	51,330	52,821	53,133
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Net (loss) earnings	$(154,535)	$(17,911)	$108,652
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,312)	(62,827)	62,832
Net investment hedge translation adjustments	(6,537)	20,508	(23,907)
Long-term intercompany loan translation adjustments	3,108	(2,170)	18,545
Cash flow hedges:
Net (loss) gain recognized in other comprehensive income	(652)	2,389	(2,834)
Reclassification adjustment for (gains) losses included in net (loss) earnings	(578)	494	1,793
	(1,230)	2,883	(1,041)
Pension and other post-retirement benefits:
Gain (loss) recognized in other comprehensive income	1,617	(1,015)	1,472
Actuarial gain amortization	(25)	(201)	(63)
Prior service credit amortization	(203)	(203)	(82)
	1,389	(1,419)	1,327
Other comprehensive (loss) income, before tax	(5,582)	(43,025)	57,756
Income tax benefit (expense) related to items of other comprehensive (loss) income	2,234	(11,462)	5,237
Other comprehensive (loss) income, net of tax	(3,348)	(54,487)	62,993
Comprehensive (loss) income	$(157,883)	$(72,398)	$171,645
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2013, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Earnings Retained in the Business	Treasury Stock	Accumulated Other Comprehensive Income	Other
	(In thousands, except per share amounts)
Balances at July 31, 2010	$548	$304,205	$718,512	$(66,314)	$50,905	$(2,829)
Net income	—	—	108,652	—	—	—
Net currency translation adjustment and other (Note 1)	—	—	—	—	62,993	—
Issuance of 524,144 shares of Class A Common Stock under stock option plan	—	(5,684)	—	13,877	—	—
Other (Note 6)	—	(1,964)	—	2,420	—	(2,035)
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,140	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,830	—	—	—	—
Cash dividends on Common Stock
Class A — $0.72 per share	—	—	(35,575)	—	—	—
Class B — $0.70 per share	—	—	(2,489)	—	—	—
Balances at July 31, 2011	$548	$307,527	$789,100	$(50,017)	$113,898	$(4,864)
Net (loss) income	—	—	(17,911)	—	—	—
Net currency translation adjustment and other (Note 1)	—	—	—	—	(54,487)	—
Issuance of 265,491 shares of Class A Common Stock under stock option plan	—	(3,516)	—	7,380	—	—
Other (Note 6)	—	(1,637)	—	(30)	—	1,560
Tax benefit from exercise of stock options and deferred compensation distributions	—	1,167	—	—	—	—
Stock-based compensation expense (Note 1)	—	9,467	—	—	—	—
Purchase of 1,869,193 shares of Class A Common Stock	—	—	—	(49,933)	—	—
Cash dividends on Common Stock
Class A — $0.74 per share	—	—	(36,340)	—	—	—
Class B — $0.72 per share	—	—	(2,559)	—	—	—
Balances at July 31, 2012	$548	$313,008	$732,290	$(92,600)	$59,411	$(3,304)
Net (loss) income	—	—	(154,535)	—	—	—
Net currency translation adjustment and other (Note 1)	—	—	—	—	(3,348)	—
Issuance of 1,080,089 shares of Class A Common Stock under stock option plan	—	(9,721)	—	30,045	—	—
Other (Note 6)	—	(1,266)	—	(2,121)	—	2,584
Tax benefit from exercise of stock options and deferred compensation distributions	—	2,434	—	—	—	—
Stock-based compensation expense (Note 1)	—	1,736	—	—	—	—
Purchase of 188,167 shares of Class A Common Stock	—	—	—	(5,121)	—	—
Cash dividends on Common Stock	—	—	—	—	—	—
Class A — $0.76 per share	—	—	(36,613)	—	—	—
Class B — $0.74 per share	—	—	(2,630)	—	—	—
Balances at July 31, 2013	$548	$306,191	$538,512	$(69,797)	$56,063	$(720)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Operating activities:
Net (loss) income	$(154,535)	$(17,911)	$108,652
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,725	43,987	48,827
Non-cash portion of restructuring charges	3,699	458	2,155
Non-cash portion of stock-based compensation expense	1,736	9,735	9,830
Impairment charges	204,448	115,688	—
Loss on write-down of assets held for sale	15,658	—	—
Loss (gain) on sales of businesses	3,138	204	(4,394)
Deferred income taxes	21,630	(9,679)	(8,161)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	1,535	18,089	7,680
Inventories	2,440	(7,674)	(2,886)
Prepaid expenses and other assets	5,036	(2,744)	5,624
Accounts payable and accrued liabilities	(2,285)	(29,370)	(3,365)
Income taxes	(7,722)	23,922	3,388
Net cash provided by operating activities	143,503	144,705	167,350
Investing activities:
Purchases of property, plant and equipment	(35,687)	(24,147)	(20,532)
Payments of contingent consideration	—	(2,580)	(1,528)
Settlement of net investment hedges	—	(797)	(5,542)
Acquisition of business, net of cash acquired	(301,157)	(37,649)	(7,970)
Sales of businesses, net of cash retained	10,178	856	12,980
Other	900	(287)	(39)
Net cash used in investing activities	(325,766)	(64,604)	(22,631)
Financing activities:
Payment of dividends	(39,243)	(38,899)	(38,064)
Proceeds from issuance of common stock	20,324	3,864	8,193
Purchase of treasury stock	(5,121)	(49,933)	—
Proceeds from borrowing on notes payable	220,000	—	—
Repayment of borrowing on notes payable	(181,000)	—	—
Proceeds from borrowings on line of credit	11,613	—	—
Principal payments on debt	(61,264)	(62,687)	(61,264)
Debt issuance costs	—	(961)	—
Income tax benefit from the exercise of stock options and deferred compensation distributions, and other	1,631	792	(439)
Net cash used in financing activities	(33,060)	(147,824)	(91,574)
Effect of exchange rate changes on cash	481	(16,348)	21,986
Net (decrease) increase in cash and cash equivalents	(214,842)	(84,071)	75,131
Cash and cash equivalents, beginning of period	305,900	389,971	314,840
Cash and cash equivalents, end of period	$91,058	$305,900	$389,971
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$17,162	$19,194	$21,298
Income taxes, net of refunds	34,030	35,292	35,851
Acquisitions:
Fair value of assets acquired, net of cash	$168,724	$23,792	$4,624
Liabilities assumed	(37,747)	(8,987)	(1,446)
Goodwill	170,180	22,844	4,792
Net cash paid for acquisitions	$301,157	$37,649	$7,970
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2013, 2012 and 2011
(In thousands, except share and per share amounts)
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
Discontinued Operations — The results of operations of the Asia Die-Cut & Balkhausen businesses have been reported as discontinued operations for all periods presented. The corresponding assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale at July 31, 2013 and, as a result, the balances are not comparable between periods. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to the Asia Die-Cut & Balkhausen discontinued operations. See Note 13 for additional information about the Company's discontinued operations.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Subsequent Events — On September 12, 2013, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.76 to $0.78 per share. A quarterly dividend of $0.195 will be paid on October 31, 2013, to shareholders of record at the close of business on October 10, 2013. This dividend represents an increase of 2.6% and is the 28th consecutive annual increase in dividends.
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
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $5,093 and $6,006 as of July 31, 2013 and 2012, respectively. No single customer comprises more than 5% of the Company’s consolidated net sales in 2013, 2012 or 2011, or 5% of the Company’s consolidated accounts receivable as of July 31, 2013 or 2012. Specific customer provisions may be made during review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (approximately 12% of total inventories at July 31, 2013, and approximately 18% of total inventories at July 31, 2012) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value would have increased by $7,923 and $9,271 on July 31, 2013 and 2012, respectively.

Property, Plant, and Equipment — Property, plant, and equipment are recorded at cost. The cost of buildings and improvements and machinery and equipment is being depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings & Improvements	10 to 33 Years
Computer Systems	5 Years
Machinery & Equipment	3 to 10 Years

Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $22,976, $21,672, and $23,804 for the years ended July 31, 2013, 2012 and 2011, respectively.

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

Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between market participants on an arms-length basis. In estimating the fair value, the Company utilizes a discounted cash flow model and market multiples approach. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed on May 1, 2013, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that the following reporting units had a fair value substantially in excess of its carrying value: IDS Americas & Europe, WPS Europe and WPS APAC. The PeopleID reporting unit does not have a fair value substantially in excess of its carrying value, however, this reporting unit consists of the Company's fiscal 2013 acquisition of PDC, and given the short period of time between the date of the acquisition, December 28, 2012, and the Company's annual goodwill impairment assessment date of May 1, 2013, the fair value in excess of carrying value is considered reasonable and consistent with the valuation at acquisition.

The results of the Step One analysis completed over the Company's remaining two reporting units, WPS Americas and IDS APAC, indicated that they were potentially impaired.

WPS Americas Goodwill Impairment

Since the global economic recession of 2009, organic growth within the WPS Americas reporting unit has been difficult to achieve, especially within mature markets such as the U.S. and Canada where business-to-business transactions over the Internet are more advanced than many of the European and Australian markets. With the acceleration of the Internet in the business-to-business market, competition and pricing have intensified. As a result, organic sales declined by approximately 7% and segment profit declined by nearly 20% during fiscal 2013 as compared to fiscal 2012.

The Company is modifying its strategy within the WPS platform, which includes investments in the following: enhanced e-commerce capabilities, expanded product offerings, enhanced industry-specific expertise, and adjusting its pricing strategies. Although management believes the strategy modifications will improve organic sales and profitability of the WPS platform in future years, there is risk associated with any strategy. As such, the Company's annual goodwill impairment analysis ("Step One") reflects the risk in the strategy and the decline in fiscal 2013 sales and profitability, which occurred during a period of time in which the Company was redirecting its investment from the traditional catalog model to e-business. The Company used the discounted cash flow model and market multiples model in order to complete Step One, and concluded that the WPS Americas reporting unit failed, as the resulting fair value was less than the carrying value of the reporting unit.

The Company proceeded to measure the amount of the potential impairment (“Step Two”) with the assistance of a third party valuation firm. In Step Two of the goodwill impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value. The Company allocated the fair value of the WPS Americas reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. The excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities was the implied fair value of goodwill. Upon completion of the assessment, the

Company recognized a goodwill impairment charge of $172,280 during fiscal 2013. In conjunction with the goodwill impairment test of the WPS Americas reporting unit, indefinite-lived tradenames associated with the reporting unit were analyzed for potential impairment. Indefinite-lived tradenames in the amount of $10,568 associated with the WPS segment were impaired during the three months ended July 31, 2013.

IDS APAC Goodwill Impairment

The IDS APAC reporting unit had goodwill remaining of $18,225 at the annual impairment assessment date. Although sales grew within this reporting unit from 2012 to 2013, profit declined, and neither were as high as anticipated. Projections for the business were not sufficient to support the carrying value of the reporting unit. The Company used the discounted cash flow model and market multiples model in order to complete Step One, and concluded that the IDS APAC reporting failed, as the resulting fair value was less than the carrying value of the reporting unit. The amount by which the carrying value exceeded fair value was greater than the balance of goodwill remaining, as such, a qualitative assessment was completed for Step Two because the amount by which the carrying value exceeded fair value was more than the balance of goodwill remaining. The Company recognized a goodwill impairment charge for the entire remaining goodwill balance of $18,225 during the year ended July 31, 2013.
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2013 and 2012, were as follows:

	IDS	WPS	Die-Cut	Total
Balance as of July 31, 2011	$389,586	$260,807	$149,950	$800,343
Current year acquisitions	1,227	21,617	—	22,844
Current year divestitures	(495)	—	—	(495)
Impairment charge	—	—	(115,688)	(115,688)
Translation adjustments	(22,425)	(5,483)	(2,305)	(30,213)
Balance as of July 31, 2012	$367,893	$276,941	$31,957	$676,791
Current year acquisitions	170,180	—	—	170,180
Current year divestitures	(2,882)	—	—	(2,882)
Reclassification to assets held for sale	(4,129)	—	(33,218)	(37,347)
Impairment charges	(18,225)	(172,280)	—	(190,505)
Translation adjustments	4,192	(4,454)	1,261	999
Balance as of July 31, 2013	$517,029	$100,207	$—	$617,236

Goodwill decreased by $59,555 during fiscal 2013. The decline in the balance consisted of the following:

•The reclassification of goodwill of $37,347 to the Asia Die-Cut and Balkhausen disposal group, which is classified as held for sale as of July 31, 2013
•An impairment charge of $172,280 recognized on the Company's WPS Americas reporting unit
•An impairment charge of $18,225 recognized on the Company's IDS APAC reporting unit
•The divestitures of Brady Medical and Varitronics within the IDS segment during the first quarter of 2013, which decreased goodwill by $863 and $2,019, respectively, for a total of $2,882

These decreases were partially offset by the current year acquisition of PDC, which added $170,180 to the goodwill balance, and the positive effects of currency fluctuations of $999.

Goodwill decreased by $123,552 during fiscal 2012. The decline in the balance consisted of the following:

•An impairment charge of $115,688 recognized on the Company's former North/South Asia reporting unit
•The negative effects of currency fluctuations of $30,213
•The divestiture of Etimark within the IDS segment during the fourth quarter of 2012, which decreased goodwill by $495

These decreases were partially offset by the 2012 acquisitions of Grafo, Pervaco, and Runelandhs, which increased goodwill by $1,227, $8,440, and $13,177, respectively. Grafo is reported within the IDS segment, and Pervaco and Runelandhs are reported within the WPS segment.

Goodwill at July 31, 2013 included $18,225 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $190,505.

Other intangible assets include patents, tradenames, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2013				July 31, 2012
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,053	$(9,597)	$1,456	5	$10,418	$(9,058)	$1,360
Tradenames and other	5	15,289	(8,398)	6,891	7	8,945	(7,094)	1,851
Customer relationships	8	261,076	(144,620)	116,456	7	164,392	(128,805)	35,587
Non-compete agreements and other	4	14,942	(14,215)	727	4	15,988	(15,417)	571
Unamortized other intangible assets:
Tradenames	N/A	31,321	—	31,321	N/A	44,750	—	44,750
Total		$333,681	$(176,830)	$156,851		$244,493	$(160,374)	$84,119
The value of goodwill and other intangible assets in the condensed consolidated balance sheets at July 31, 2013, differs from the value assigned to them in the original allocation of purchase price due to the effect of fluctuations in the exchange rates used to translate the financial statements into the United States Dollar between the date of acquisition and July 31, 2013. The acquisition of PDC increased customer relationships and amortized tradenames by $102,500 and $6,800 respectively.
In conjunction with the goodwill impairment test over the WPS Americas reporting unit, indefinite-lived tradenames associated with the reporting unit were written down to fair value. As a result, indefinite-lived tradenames related to the WPS segment in the amount of $10,568 were impaired during the current period.
Amortization expense on intangible assets during fiscal 2013, 2012, and 2011 was $17,148, $10,576 and $15,571, respectively. The amortization over each of the next five fiscal years is projected to be $19,321, $18,513, $16,349, $13,197 and $11,881 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.
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
In conjunction with the goodwill impairment test over the IDS APAC reporting unit, long-lived assets associated with the reporting unit were analyzed for potential impairment. As a result, long-lived assets in the amount of $3,375 were impaired during the current period.
Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is neutralized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2013 and 2012, $11,255 and $15,011, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2013 and 2012, the Company had a reserve of $2,711 and $3,046, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives for the years ended July 31, 2013, 2012, and 2011 were $20,209, $18,474, and $18,826, respectively.
Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailing costs as outlined above. Advertising expense for the years ended July 31, 2013, 2012, and 2011 was $77,905, $74,830, and $79,236, respectively.
Stock-Based Compensation — The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. The options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “service-based” options, generally expire 10 years from the date of grant. The Company also grants stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” options. Performance-based stock options expire 10 years from the date of grant. Restricted shares issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The restricted shares granted in fiscal 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. The restricted shares granted in fiscal 2011 vest ratably at the end of years 3, 4 and 5 upon meeting certain performance and service conditions. These shares are referred to herein as “performance-based restricted shares.” Restricted shares granted in fiscal 2013 vest at the end of a three-year period based upon service conditions. These shares are referred to herein as “cliff-vested restricted shares”.
The Company also grants restricted stock units to certain executives and key management employees that vest upon meeting certain financial performance conditions over a specified vesting period, referred to herein as “performance-based restricted stock units.” The performance-based restricted stock units granted in fiscal 2013 vest over a two-year period period upon meeting both performance and service conditions.
As of July 31, 2013, the Company has reserved 5,150,975 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,359,943 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. The cost is recognized on a straight-line basis over the vesting period of the award. Total stock-based compensation expense recognized by the Company during the years ended July 31, 2013, 2012, and 2011 was $1,736 ($1,059 net of taxes), $9,735 ($5,939 net of taxes), and $9,830 ($5,996 net of taxes), respectively. The decrease in fiscal 2013 was due to the reversal of stock-based compensation of $7,883. The reversal consisted of $4,232 of stock-based compensation expense on the performance-based restricted shares granted in fiscal 2008 that were unlikely to meet the financial performance conditions, $1,502 of stock compensation expense on performance-based restricted shares for which the original service conditions will not be met, and $2,149 of stock compensation expense on performance-based stock options granted in fiscal 2011 and fiscal 2012 that will not meet the financial performance conditions to vest.
As of July 31, 2013, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $8,342 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.7 years.

The Company has estimated the fair value of its service-based and performance-based stock option awards granted during the years ended July 31, 2013, 2012, and 2011 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	2013		2012		2011
	Service-Based	Performance-Based	Service-Based	Performance-Based	Service-Based	Performance-Based
Black-Scholes Option Valuation Assumptions	Option Awards	Option Awards	Option Awards	Option Awards	Option Awards	Option Awards
Expected term (in years)	5.93	—	5.89	6.57	5.91	6.57
Expected volatility	38.67%	—	39.41%	39.21%	40.22%	39.39%
Expected dividend yield	2.21%	—	2.07%	1.99%	1.94%	1.96%
Risk-free interest rate	0.91%	—	1.16%	2.05%	1.65%	2.35%
Weighted-average market value of underlying stock at grant date	$30.58	$—	$27.05	$29.55	$29.13	$28.43
Weighted-average exercise price	$30.58	$—	$27.05	$29.55	$29.13	$28.35
Weighted-average fair value of options granted during the period	$9.05	$—	$8.42	$10.01	$9.59	$9.87

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
The Company granted 5,000 cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99. The Company granted 10,000 shares of performance-based restricted stock units in September 2012, with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. As of July 31, 2013, 5,000 cliff-vested restricted shares were outstanding, 10,000 performance-based restricted stock units were outstanding and 221,667 performance-based restricted shares were outstanding.
The Company granted 828,450 service-based stock options during fiscal 2013, with a weighted average exercise price of $30.58 and a weighted average fair value of $9.05. There were no performance-based stock options granted during fiscal 2013.
Research and Development — Amounts expended for research and development are expensed as incurred.
Other Comprehensive Income — Other comprehensive income consists of foreign currency translation adjustments, net unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on the post-retirement medical plans net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented. The unrealized gain (loss) on cash flow hedges and the unrecognized gain on the postretirement medical plan are presented net of tax:

	Unrealized (loss) gain on cash flow hedges	Gain (loss) on postretirement medical plan	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2010	$(321)	$1,357	$49,869	$50,905
Current-period change	(833)	831	62,995	62,993
Ending balance, July 31, 2011	$(1,154)	$2,188	$112,864	$113,898
Current-period change	2,030	(1,210)	(55,307)	(54,487)
Ending balance, July 31, 2012	$876	$978	$57,557	$59,411
Current-period change	(777)	875	(3,446)	(3,348)
Ending balance, July 31, 2013	$99	$1,853	$54,111	$56,063

The decrease in accumulated other comprehensive income for the year ended July 31, 2013 compared to the year ended July 31, 2012 was primarily due to the depreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments line in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income:

	2013	2012	2011
Income tax benefit (expense) related to items of other comprehensive (loss) income:
Net investment hedge translation adjustments	$2,877	$(7,784)	$9,324
Long-term intercompany loan settlements	(650)	(2,508)	(1,193)
Cash flow hedges	454	(855)	295
Pension and other post-retirement benefits	(555)	583	(490)
Other income tax adjustments	108	(898)	(2,699)
Income tax benefit (expense) related to items of other comprehensive (loss) income	$2,234	$(11,462)	$5,237
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
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. The fair value of these instruments at July 31, 2013 and 2012 was a liability of $596 and an asset of $953, respectively. As of July 31, 2013 and 2012, the notional amount of these outstanding forward exchange contracts was $157.5 million and $61.2 million. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities.

The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2013 and July 31, 2012, unrealized gains of $118 and $1,348 have been included in AOCI, respectively. All balances are expected to be reclassified from AOCI to earnings during the next fifteen months when the hedged transactions impact earnings.

The Company has designated a portion of its foreign exchange contracts as net investment hedges of the Company’s net investments in foreign operations and recorded these contracts at fair value on the Consolidated Balance Sheets. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded as cumulative translation within accumulated other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2013 and July 31, 2012, unrealized losses of $150 and $1,041 have been included in AOCI, respectively.
The Company also utilizes Euro-denominated debt, Euro-denominated intercompany loans, and British Pound-denominated intercompany loans designated as hedge instruments to hedge portions of the Company’s net investments in Euro and British- Pound denominated foreign operations. As of July 31, 2013, the Company had €75.0 million foreign denominated debt and £25.0 million intercompany debt outstanding designated as net investment hedges of the Company’s net investment in its European foreign operations. See Note 12 for more information regarding the Company’s derivative instruments and hedging activities. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within accumulated other comprehensive income. Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2013 and July 31, 2012, unrealized losses of $2,715 and unrealized gains of $2,635, have been included in AOCI, respectively.
The Company also enters into foreign exchange contracts to create economic hedges to manage foreign exchange risk exposure. The fair value of these instruments at July 31, 2013 and 2012 was a liability of $603 and an asset of $78, respectively. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the fiscal years ended July 31, 2013, 2012, and 2011.
New Accounting Standards — In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently, in December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income,” which indefinitely defers the requirements in ASU 2011-05 to present on the face of the financial statements adjustments for items that are reclassified from OCI to net earnings in the statement where the components of net earnings and the components of OCI are presented. The ASU does not change the items that must be reported in OCI. The Company has provided the required statements of comprehensive income beginning with the first quarter of fiscal 2013.
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
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net earnings in their entirety, entities are required to disclose the effect of the reclassification in each affected line in the statement of earnings. For AOCI reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net earnings as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net earnings if it has items that are not reclassified in their entirety into net earnings. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update will not have a material impact on the financial statements of the Company.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which applies to the release of the cumulative translation adjustment into net earnings when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a business if the parent ceases to have a controlling financial interest in that group of assets, and resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this update will not have a material impact on the financial statements of the Company.
2. Acquisitions
The Company completed one business acquisition during each of the fiscal years ended July 31, 2013 and July 31, 2011 and three business acquisitions during the fiscal year ended July 31, 2012. All of these transactions were accounted for using business combination accounting; therefore, the results of the acquired operations are included in the accompanying consolidated financial statements only since their acquisition dates.
Fiscal 2013
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's ID Solutions segment. Net sales and net income attributable to PDC from the acquisition date through July 31, 2013 were approximately $102,329 and $759, respectively. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks and the balance from cash on hand. As of July 31, 2013, the Company repaid $181,000 of the borrowing on the credit facility with cash on hand. The Company incurred $3,600 in acquisition-related expenses during fiscal 2013. These costs are included in SG&A expenses on the statement of earnings for the year ended July 31, 2013.
The Company acquired PDC to create an anchor position in the healthcare sector, consistent with the Company's mission to identify and protect premises, products and people. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.
The table below details a preliminary allocation of the PDC purchase price:

Fair values:	July 31, 2013
Cash and cash equivalents	$12,904
Accounts receivable — net	21,178
Total inventories	16,788
Prepaid expenses and other current assets	3,915
Goodwill	170,180
Other intangible assets	109,300
Other assets	483
Property, plant and equipment	18,015
Accounts payable	(9,921)
Wages and amounts withheld from employees	(4,234)
Taxes, other than income taxes	(600)
Accrued income taxes	(57)
Other current liabilities	(5,045)
Other long-term liabilities	(18,845)
314,061
Less: cash acquired	(12,904)
Fair value of total consideration	$301,157
The final purchase price allocation is subject to completion of final valuation of the assets acquired and liabilities assumed. The final valuation is expected to be completed as soon as is practicable, but no later than 12 months after the closing date of the acquisition. The intangible assets consist of a customer relationship of $102,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. Of the total $170,180 in acquired goodwill, $57,374 is tax deductible and $51,672 of the total $109,300 in intangibles is tax deductible.

The following table reflects the unaudited pro forma operating results of the Company for fiscal years 2013 and 2012, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	2013	2012
Net sales, as reported	$1,152,109	$1,068,688
Net sales, pro forma	1,220,534	1,238,554
(Loss) earnings from continuing operations, as reported	(140,816)	102,471
(Loss) earnings from continuing operations, pro forma	(136,517)	102,993
Basic (loss) earnings from continuing operations per Class A Common Share, as reported	(2.75)	1.95
Basic (loss) earnings from continuing operations per Class A Common Share, pro forma	(2.66)	1.96
Diluted (loss) earnings from continuing operations per Class A Common Share, as reported	(2.75)	1.94
Diluted (loss) earnings from continuing operations per Class A Common Share, pro forma	(2.66)	1.95
Pro forma results for fiscal 2012, were adjusted to include $3,600 of acquisition-related expenses, $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, $1,402 in interest expense on acquisition debt, and $2,526 in income tax expense.
Pro forma results for fiscal 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt and $429 in income tax benefit.
Pro forma results for fiscal years 2013 and 2012 include $5,215 and $12,517 of pre-tax amortization expense related to intangible assets, respectively.
Fiscal 2012
In March 2012, the Company acquired Grafo Wiremarkers Africa (Proprietary) Limited (“Grafo”), based in Johannesburg, South Africa for $3,039. Grafo offers a comprehensive range of wire identification products and is the sole distributor in Africa of locally developed Dartag® ABS cablemarkers, and stainless steel ties and tags. Grafo has annual sales of approximately $3,000 and is included in the Company’s IDS segment. The purchase price allocation resulted in $1,227 assigned to goodwill and $961 assigned to customer relationships. The amount assigned to the customer relationships is being amortized over seven years. The Company expects the acquisition to provide a solid base in South Africa where it can further expand its business with the established distributors and customers throughout South Africa and the Southern African Development Community (SADC) countries.
In May 2012, the Company acquired Runelandhs Försäljnings AB (“Runelandhs”), based in Kalmar, Sweden for $22,499, net of cash received. Runelandhs is a direct marketer of industrial and office equipment with annual sales of approximately $19,000. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings. Runelandhs is included in the Company’s WPS segment. The final purchase price allocation resulted in $13,177 assigned to goodwill, $5,340 assigned to the tradename, $5,474 assigned to customer relationships, and $95 assigned to non-compete agreements. The amount assigned to the trademark has an indefinite life. The amounts assigned to the customer relationships and non-compete agreements are being amortized over seven and five years, respectively. The Company expects the acquisition to expand its direct marketing presence in Scandinavia.
In May 2012, the Company acquired Pervaco AS (“Pervaco”), based in Kjeller, Norway for $12,111, net of cash received. Pervaco is a direct marketer of facility identification products with annual sales of approximately $6,000. Pervaco is included in the Company’s WPS segment. The purchase price allocation resulted in $8,440 assigned to goodwill, $1,538 assigned to the tradename, $2,468 assigned to customer relationships, and $91 assigned to non-compete agreements. The amount assigned to the tradename has an indefinite life. The amounts assigned to the customer relationships and non-compete agreements are being amortized over five and three years, respectively. The Company also expects the acquisition to expand its direct marketing presence in Scandinavia.

The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets net of cash	$5,082
Property, plant & equipment	2,743
Goodwill	22,844
Customer relationships	8,903
Tradenames	6,878
Non-compete agreements	186

Total assets acquired net of cash	$46,636
Liabilities assumed	7,555
Debt assumed	1,432

Net assets acquired	$37,649

The results of the operations of the acquired business have been included since the date of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisitions during the twelve months ended July 31, 2012, is not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
Fiscal 2011
In November 2010, the Company acquired ID Warehouse, based in New South Wales, Australia for $7,970. ID Warehouse offers security identification and visitor management products including identification card printers, access control cards, wristbands, tamper-evident security seals and identification accessories. The business is included in the Company’s WPS segment. The purchase price allocation resulted in $4,792 assigned to goodwill, $1,846 assigned to customer relationships, and $487 assigned to non-compete agreements. The amounts assigned to the customer relationships and non-compete agreements are being amortized over ten and five years, respectively. The acquisition further strengthened the Company’s position in the people identification business in Australia and within the segment.
The following table summarizes the combined estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Current assets net of cash	$1,876
Property, plant & equipment	415
Goodwill	4,792
Customer relationships	1,846
Non-compete agreements	487

Total assets acquired net of cash	$9,416
Liabilities assumed	1,446

Net assets acquired	$7,970

The results of the operations of the acquired business have been included since the date of acquisition in the accompanying consolidated financial statements. Pro forma information related to the acquisition of ID Warehouse was not included because the impact on the Company’s consolidated results of operations is considered to be immaterial.
3. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) as outlined by the Plan. Postretirement benefits are provided only if the employee was hired prior to April 1, 2008, and retires on or after attainment of age 55 with 15 years of credited service. Credited service begins accruing at the later of age 40 or date of hire. All active employees first eligible to retire after July 31, 1992, are covered by an unfunded, contributory postretirement healthcare plan where employer contributions will not exceed a defined dollar benefit amount, regardless of the cost of the program. Employer contributions to the plan are based on the employee’s age and service at retirement.
The accounting guidance on defined benefit pension and other postretirement plans requires full recognition of the funded status of defined benefit and other postretirement plans on the balance sheet as an asset or a liability. The guidance also requires that unrecognized prior service costs/credits, gains/losses, and transition obligations/assets be recorded in Accumulated Other Comprehensive Income, thus not changing the income statement recognition rules for such plans.
The Plan is unfunded and recorded as a liability in the accompanying consolidated balance sheets as of July 31, 2013 and 2012. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligations during the years ended July 31:

	2013	2012
Obligation at beginning of year	$14,225	$15,011
Service cost	770	644
Interest cost	476	633
Actuarial (gain)/loss	(1,745)	1,104
Benefit payments	(703)	(2,062)
Plan amendments	—	(1,105)
Obligation at end of fiscal year	$13,023	$14,225
Benefit payments were $703 in fiscal 2013 as compared to $2,062 in fiscal 2012. The benefit payments in fiscal 2012 were unusually high as a result of four large claims that were realized within the Company's self-insured retiree population in the year. The plan was amended in fiscal 2012 to exclude dental and vision benefits for retirees over the age of 65, resulting in a reduction of $1,105 in the pension obligation as of July 31, 2012.
As of July 31, 2013 and 2012, amounts recognized as liabilities in the accompanying consolidated balance sheets consist of:

	2013	2012
Current liability	$677	$716
Noncurrent liability	12,346	13,509
	$13,023	$14,225
As of July 31, 2013 and 2012, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying consolidated balance sheets consist of:

	2013	2012
Net actuarial gain	$3,534	$1,837
Prior service credit	1,203	1,405
	$4,737	$3,242
Net periodic benefit cost for the Plan for fiscal years 2013, 2012, and 2011 includes the following components:

	Years Ended July 31,
	2013	2012	2011
Net periodic postretirement benefit cost included the following components:
Service cost — benefits attributed to service during the period	$770	$644	$666
Prior service credit	(203)	(203)	(82)
Interest cost on accumulated postretirement benefit obligation	476	633	694
Amortization of unrecognized gain	(47)	(189)	(76)
Periodic postretirement benefit cost	$996	$885	$1,202
The estimated actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $244 and $203, respectively.

The following assumptions were used in accounting for the Plan:

	2013	2012	2011
Weighted average discount rate used in determining accumulated postretirement benefit obligation liability	4.00%	3.25%	4.50%
Weighted average discount rate used in determining net periodic benefit cost	3.25%	4.50%	4.50%
Assumed health care trend rate used to measure APBO at July 31	8.00%	8.00%	8.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year the ultimate trend rate is reached	2017	2016	2017
The discount rate utilized in preparing the accumulated postretirement benefit obligation liability was increased to 4.00% in fiscal 2013 from 3.25% in fiscal 2012 as a result of an increase in the bond yield as of the Company’s measurement date of July 31, 2013.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the Plan:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on future service and interest cost	$14	$(26)
Effect on accumulated postretirement benefit obligation at July 31, 2013	234	(238)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2014	$677
2015	740
2016	813
2017	926
2018	1,041
2019 through 2023	6,733
The Company sponsors defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2013 and 2012, the accumulated pension obligation related to these plans was $3,977 and $4,021, respectively. As of July 31, 2013 and 2012, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying balance sheets were $(807) and ($828), respectively. The net periodic benefit cost for these plans was $388, $299, and $301 during the years ended July 31, 2013, 2012 and 2011, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,615 and $4,371 were included in other long-term liabilities on the accompanying consolidated balance sheets as of July 31, 2013 and 2012, respectively. The amounts charged to expense for these retirement and profit sharing plans were $10,110, $12,569, and $12,875 during the years ended July 31, 2013, 2012 and 2011, respectively.
The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2013 and 2012, $15,769 and $13,738, respectively, of deferred compensation was included in other long-term liabilities in the accompanying consolidated balance sheets.
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
4. Income Taxes
(Loss) earnings from continuing operations consists of the following:

	Years Ended July 31,
	2013	2012	2011
United States	$(144,941)	$44,713	$27,742
Other Nations	46,195	94,711	99,882
Total	$(98,746)	$139,424	$127,624
Income taxes consist of the following:

	Years Ended July 31,
	2013	2012	2011
Current income tax expense:
United States	$64	$9,606	$4,937
Other Nations	19,282	34,739	24,492
States (U.S.)	1,094	2,287	399
	$20,440	$46,632	$29,828
Deferred income tax (benefit) expense:
United States	22,882	(1,480)	(6,058)
Other Nations	(806)	(7,325)	(2,849)
States (U.S.)	(446)	(874)	746
	$21,630	$(9,679)	$(8,161)
Total	$42,070	$36,953	$21,667

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
The approximate tax effects of temporary differences are as follows:

	July 31, 2013
	Assets	Liabilities	Total
Inventories	$5,880	$(280)	$5,600
Prepaid catalog costs	9	(2,407)	(2,398)
Employee benefits	1,973	(5)	1,968
Accounts receivable	1,292	(63)	1,229
Other, net	9,721	(4,684)	5,037
Current	$18,875	$(7,439)	$11,436
Fixed Assets	2,717	(4,811)	(2,094)
Intangible Assets	1,705	(54,008)	(52,303)
Capitalized R&D expenditures	1,755	—	1,755
Deferred compensation	24,565	—	24,565
Postretirement benefits	7,220	—	7,220
Tax credit carry-forwards and net operating losses	62,199	(125)	62,074
Less valuation allowance	(37,142)	—	(37,142)
Other, net	109	(8,952)	(8,843)
Noncurrent	$63,128	$(67,896)	$(4,768)
Total	$82,003	$(75,335)	$6,668

	July 31, 2012
	Assets	Liabilities	Total
Inventories	$4,984	$(4)	$4,980
Prepaid catalog costs	13	(3,520)	(3,507)
Employee benefits	2,980	(4)	2,976
Accounts receivable	1,370	(11)	1,359
Other, net	7,267	(3,221)	4,046
Current	$16,614	$(6,760)	$9,854
Fixed Assets	2,146	(5,703)	(3,557)
Intangible Assets	1,885	(39,561)	(37,676)
Capitalized R&D expenditures	2,047	—	2,047
Deferred compensation	27,122	—	27,122
Postretirement benefits	7,429	—	7,429
Tax credit carry-forwards and net operating losses	68,148	—	68,148
Less valuation allowance	(25,847)	—	(25,847)
Other, net	156	(7,146)	(6,990)
Noncurrent	$83,086	$(52,410)	$30,676
Total	$99,700	$(59,170)	$40,530
Tax loss carry-forwards at July 31, 2013 are comprised of:

•	Foreign net operating loss carry-forwards of $124,325, of which $99,666 have no expiration date and the remainder of which expire within the next five to eight years.

•	State net operating loss carry-forwards of $58,827, which expire from 2014 to 2033.

•	Foreign tax credit carry-forwards of $12,486, which expire from 2021 to 2023.

•	State research and development credit carry-forwards of $8,531, which expire from 2014 to 2028.
The valuation allowance increased by $11,295 during the fiscal year ended July 31, 2013 mainly due to additional valuation allowances for Wuxi, Shenzhen, and Brazil. The valuation allowance decreased by $1,629 during the fiscal year ended July 31, 2012. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.

Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%
Goodwill impairment	(53.4)%	—%	—%
State income taxes, net of federal tax benefit	(0.2)%	0.1%	—%
International rate differential	(2.7)%	(6.5)%	(13.3)%
Non-creditable withholding taxes	(1.5)%	2.3%	0.9%
Rate variances arising from foreign subsidiary distributions	(25.3)%	(6.5)%	(7.4)%
Adjustments to tax accruals and reserves	1.0%	7.5%	4.3%
Research and development tax credits and section 199 manufacturer’s deduction	3.1%	(1.0)%	(1.2)%
Foreign tax credit carryforward adjustments	2.4%	(3.4)%	—%
Other, net	(1.0)%	(1.0)%	(1.3)%
Effective tax rate	(42.6)%	26.5%	17.0%
The Company is eligible for tax holidays on the earnings of certain subsidiaries. The benefits realized as a result of these tax holidays reduced the consolidated effective tax rate by approximately 0.7%, 0.7%, and 0.9% during the years ended July 31, 2013, 2012, and 2011, respectively. These tax holidays are fully expired as of July 31, 2013.

Uncertain Tax Positions
On August 1, 2007, the Company adopted guidance regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions.
A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2010	$17,668

Additions based on tax positions related to the current year	5,147
Additions for tax positions of prior years	2,387
Reductions for tax positions of prior years	(291)
Lapse of statute of limitations	(2,803)
Settlements with tax authorities	(728)
Cumulative Translation Adjustments and other	963

Balance at July 31, 2011	$22,343

Additions based on tax positions related to the current year	6,983
Additions for tax positions of prior years	9,460
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(949)
Settlements with tax authorities	—
Cumulative Translation Adjustments and other	(1,305)

Balance at July 31, 2012	$36,532

Additions based on tax positions related to the current year	4,015
Additions for tax positions of prior years (1)	2,809
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(5,613)
Settlements with tax authorities	(590)
Cumulative Translation Adjustments and other	422

Balance at July 31, 2013	$37,575

(1)	Includes acquisitions
Approximately $32,339 of unrecognized tax benefits, if recognized, would affect the Company's effective income tax rate. The Company has classified $32,759 and $29,765, excluding interest and penalties, of the reserve for uncertain tax positions in Other Liabilities on the Consolidated Balance Sheet as of July 31, 2013 and 2012, respectively. The Company has classified $4,815, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the Consolidated Balance Sheet as of July 31, 2013.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the consolidated statements of income.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. During the years ended July 31, 2013, 2012, and 2011, the Company recognized a $200, and $539 increase in interest expense, and a $990 decrease in interest expense, as well as $313, $855 and $500 of penalties, respectively, related to the reserve for uncertain tax positions. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2013 and 2012, the Company had $2,265 and $1,986, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty.
At July 31, 2013 and 2012, the Company had $2,689 and $2,840, respectively, accrued for penalties on unrecognized tax benefits.

The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $13,934 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations. The maximum amount that would be recognized through the consolidated statements of earnings as expense is $3,978.
During the year ended July 31, 2013, the Company recognized tax benefits associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’10 — F’13
France	F’12 — F’13
Germany	F’06 — F’13
United Kingdom	F’10 — F’13
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2013, were approximately $425,743. These earnings have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations. It is impracticable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.
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
In December 2012, the Company drew down $220 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. Prior to July 31, 2013, the Company repaid $181 million of the borrowing with cash on hand. The Company intends to repay the remainder of the borrowing within 12 months of the current period end, as such, the borrowing is classified as "Notes Payable" within current liabilities on the Consolidated Balance Sheets. During fiscal 2013, the maximum amount outstanding on the revolving loan agreement was $220 million. As of July 31, 2013, the outstanding balance on the credit facility was $39 million and there was $261 million available for future borrowing under the credit facility, which can be increased by $411 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China. The line of credit supports USD-denominated or RMB-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to US Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity on the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During fiscal 2013, the maximum amount outstanding was $11,613, comprised entirely of USD-denominated borrowings, which was the balance outstanding at July 31, 2013. As of July 31, 2013, there was $14,587 available for future borrowing under this credit facility.
As of July 31, 2013, borrowings on the revolving loan agreement and China line of credit were as follows:

	July 31, 2013	Interest Rate
USD-denominated borrowing on revolving loan agreement	$39,000	1.2787%
USD-denominated borrowing on China line of credit	11,613	1.1201%
Notes payable	$50,613	1.2423%
The Company had outstanding letters of credit of $3,570 and $3,762 at July 31, 2013 and July 31, 2012, respectively.

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
During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14%to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes due semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $61.3 million during each of the years ended July 31, 2013.
The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of July 31, 2013, the Company was in compliance with the financial covenant of the June 2004, February 2006, March 2007, and May 2010 private placement debt agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.6 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve months EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2013, the Company was in compliance with the financial covenants of the revolving loan agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.6 to 1.0 and the interest expense coverage ratio equal to 9.2 to 1.0
Long-term obligations consist of the following as of July 31:

	2013	2012
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$39,900	$36,912.0
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	59,850	55,368
USD-denominated notes payable through 2014 at a fixed rate of 5.14%	18,750	37,500
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	78,428	104,571
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	65,486	81,857
	$262,414	$316,208
Less current maturities	$(61,264)	$(61,264)
	$201,150	$254,944
The estimated fair value of the Company’s long-term obligations was $276,132 and $338,668 at July 31, 2013 and July 31, 2012, respectively, as compared to the carrying value of $262,414 and $316,208 at July 31, 2013 and July 31, 2012, respectively. The fair value of the long-term obligations, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. Due to the short-term nature and variable interest rate pricing of the Company's revolving debt, it is determined that the carrying value of the debt equals the fair value of the debt.

Maturities on long-term debt are as follows:

Years Ending July 31,
2014	$61,264
2015	42,514
2016	42,514
2017	56,272
2018	—
Thereafter	59,850

Total	$262,414

6. Stockholder's Investment
Information as to the Company’s capital stock at July 31, 2013 and 2012 is as follows:

	July 31, 2013			July 31, 2012
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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

The following is a summary of other activity in stockholders’ investment for the years ended July 31, 2013, 2012, and 2011:

	Unearned Restricted Stock	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2010	$(3,373)	$12,848	$(12,304)	$(2,829)
Shares at July 31, 2010		614,988	614,988
Sale of shares at cost	—	(1,421)	1,375	(46)
Purchase of shares at cost	—	666	(666)	—
Issuance of restricted stock	(2,835)	—	—	(2,835)
Amortization of restricted stock	846	—	—	846
Balances at July 31, 2011	$(5,362)	$12,093	$(11,595)	$(4,864)
Shares at July 31, 2011		560,078	560,078
Sale of shares at cost	—	(1,407)	1,368	(39)
Purchase of shares at cost	—	924	(924)	—
Amortization of restricted stock	1,599	—	—	1,599
Balances at July 31, 2012	$(3,763)	$11,610	$(11,151)	$(3,304)
Shares at July 31, 2012		517,105	517,105
Sale of shares at cost	—	(1,461)	1,419	(42)
Purchase of shares at cost	—	891	(891)	—
Forfeitures of restricted stock	838			838
Amortization of restricted stock	1,788	—	—	1,788
Balances at July 31, 2013	$(1,137)	$11,040	$(10,623)	$(720)
Shares at July 31, 2013		469,797	469,797

Prior to 2002, all Brady Corporation deferred compensation was invested in the Company’s Class A Nonvoting Common Stock. In 2002, the Company adopted a new deferred compensation plan which allowed investing in other investment funds in addition to the Company’s Class A Nonvoting Common Stock. Under this plan, participants were allowed to transfer funds between the Company’s Class A Nonvoting Common Stock and the other investment funds. On May 1, 2006 the plan was amended with the provision that deferrals into the Company’s Class A Nonvoting Common Stock must remain in the Company’s Class A Nonvoting Common Stock and be distributed in shares of the Company’s Class A Nonvoting Common Stock. At July 31, 2013, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendment on May 1, 2006. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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

As of July 31, 2013, the Company has reserved 5,150,975 shares of Class A Nonvoting Common Stock for outstanding stock options and restricted shares and 4,359,943 shares of Class A Nonvoting Common Stock remain for future issuance of stock options and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Changes in the options are as follows:

	Option Price	Options Outstanding	Weighted Average Exercise Price
Balance, July 31, 2010	$13.31–$40.37	5,108,736	$28.69
Options granted	28.35 – 37.95	1,365,500	28.86
Options exercised	14.16 – 29.78	(417,888)	19.62
Options cancelled	16.39 – 38.31	(330,331)	31.37
Balance, July 31, 2011	$13.31–$40.37	5,726,017	$29.24
Options granted	27.00 – 33.54	1,212,450	27.91
Options exercised	13.31 – 29.78	(266,991)	20.21
Options cancelled	16.00 – 38.31	(417,725)	31.16
Balance, July 31, 2012	$13.31–$40.37	6,253,751	$29.24
Options granted	30.21 – 36.25	828,450	30.58
Options exercised	13.31 – 31.54	(1,080,089)	22.79
Options cancelled	16.39 – 38.31	(895,527)	30.02
Balance, July 31, 2013	$17.23 – $40.37	5,106,585	$30.68
The total fair value of options vested during the fiscal years ended July 31, 2013, 2012, and 2011 was $11,086, $8,016, and $6,822, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2013, 2012, and 2011 was $10,728, $3,096, and $5,701, respectively.
There were 3,311,043, 3,503,963, and 3,316,815 options exercisable with a weighted average exercise price of $31.46, $29.69, and $29.83 at July 31, 2013, 2012, and 2011, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2013, 2012, and 2011 was $20,324, $3,864, and $8,193, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2013, 2012, and 2011 was $1,964, $777, and $682, respectively.
The following table summarizes information about stock options outstanding at July 31, 2013:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2013	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2013	Weighted Average Exercise Price
$17.00 - $27.99	939,749	6.4	$24.67	561,740	$23.11
$28.00 - $37.99	3,361,336	6.0	30.54	1,943,803	31.05
$38.00 and up	805,500	3.2	38.26	805,500	38.26
Total	5,106,585	5.7	30.68	3,311,043	31.46
As of July 31, 2013, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $18,900 and $11,577, respectively.
The Company granted 5,000 cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99. The Company granted 10,000 shares of performance-based restricted stock units in September 2012, with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. In fiscal 2013, 33,333 shares of performance-based restricted stock vested and 55,000 shares were forfeited. As a result, as of July 31, 2013, 221,667 performance-based restricted shares were outstanding, 5,000 cliff-vested restricted shares were outstanding, and 10,000 performance-based restricted stock units were outstanding.

7. Segment Information
Effective May 1, 2013, the Company is organized and managed on a global basis within two business platforms: Identification Solutions and Workplace Safety, which are the reportable segments. Prior to May 1, 2013, the Company was organized and managed on a geographic basis within three regions: Americas, EMEA (Europe, the Middle East and Africa), and Asia-Pacific. As such, all segment-related data has been conformed to the new reportable segments.
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, legal, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income (expense) and income taxes are also excluded when evaluating segment performance. Intersegment sales and transfers are recorded at cost plus a standard percentage markup.
Each business platform has a President that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The depreciation and amortization expense and expenditures for property, plant and equipment for discontinued operations are included under “corporate,” which then reconcile to the total company amounts as listed in the statement of cash flows.
Following is a summary of segment information for the years ended July 31, 2013, 2012 and 2011:

	2013	2012	2011
Sales to External Customers:
IDS	$733,433	$633,774	$625,396
WPS	418,676	434,914	433,959
Total Company	$1,152,109	$1,068,688	$1,059,355
Depreciation & Amortization:
IDS	$25,920	$18,253	$19,252
WPS	9,078	7,827	10,769
Corporate	13,727	17,907	18,806
Total Company	$48,725	$43,987	$48,827
Segment Profit:
IDS	$171,319	$159,427	$146,124
WPS	95,241	117,187	118,913
Total Company	$266,560	$276,614	$265,037
Assets:
IDS	$989,216	$744,055	$782,324
WPS	239,219	439,255	444,354
Corporate	210,248	424,409	634,827
Total Company	$1,438,683	$1,607,719	$1,861,505
Expenditures for property, plant & equipment:
IDS	$18,186	$15,213	$13,406
WPS	8,459	4,989	3,979
Corporate	9,042	3,945	3,147
Total Company	$35,687	$24,147	$20,532

Following is a reconciliation of segment profit to net earnings (loss) for the years ended July 31, 2013, 2012 and 2011:

	Years Ended July 31,
	2013	2012	2011
Total profit from reportable segments	$266,560	$276,614	$265,037
Unallocated costs:
Administrative costs	121,693	114,098	112,827
Restructuring charges	26,046	6,084	6,451
Impairment charges (1)	204,448
Investment and other income	(3,522)	(2,082)	(3,989)
Interest expense	16,641	19,090	22,124
(Loss) earnings from continuing operations before income taxes	$(98,746)	$139,424	$127,624

(1) Of the total $204,448 impairment charges in fiscal 2013, $182,800 was in the WPS reportable segment and $21,648 was in the IDS reportable segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of Years Ended July 31,
	2013	2012	2011	2013	2012	2011
Geographic information:
United States	$615,861	$522,393	$497,030	$576,539	$479,791	$488,571
Other	596,899	609,083	623,839	319,706	411,134	541,648
Eliminations	(60,651)	(62,788)	(61,514)	—	—	—
Consolidated total	$1,152,109	$1,068,688	$1,059,355	$896,245	$890,925	$1,030,219

*	Revenues are attributed based on country of origin.

**	Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.
8. Net (Loss) Earnings per Common Share
Net (loss) earnings per common share is computed by dividing net (loss) earnings (after deducting restricted stock dividends and the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 51,329,949 for 2013, 52,453,285 for 2012, 52,639,355 for 2011. The Company utilizes the two-class method to calculate earnings per share.
In June 2008, the Financial Accounting Standards Board (“FASB”) issued accounting guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share. This guidance requires that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends be considered participating securities in undistributed earnings with common shareholders. The Company adopted the guidance during the first quarter of fiscal 2010. As a result, the dividends on the Company’s performance-based restricted shares are reconciling items in the basic and diluted earnings per share calculations for the respective periods presented.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2013	2012	2011
Numerator: (in thousands)
(Loss) earnings from continuing operations	$(140,816)	$102,471	$105,957
Less:
Restricted stock dividends	(238)	(229)	(223)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$(141,054)	$102,242	$105,734
Less:
Preferential dividends	(797)	(818)	(820)
Preferential dividends on dilutive stock options	(5)	(5)	(6)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$(141,856)	$101,419	$104,908
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,330	52,453	52,639
Plus: Effect of dilutive stock options	—	368	494
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,330	52,821	53,133
(Loss) earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$(2.75)	$1.95	$2.01
Diluted	$(2.75)	$1.94	$1.99
(Loss) earnings from continuing operations per Class B Voting Common Share:
Basic	$(2.76)	$1.93	$1.99
Diluted	$(2.76)	$1.92	$1.97
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.27)	$(2.30)	$0.05
Diluted	$(0.27)	$(2.29)	$0.05
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.27)	$(2.29)	$0.05
Diluted	$(0.27)	$(2.28)	$0.05
Net (loss) earnings per Class A Nonvoting Common Share:
Basic	$(3.02)	$(0.35)	$2.06
Diluted	$(3.02)	$(0.35)	$2.04
Net (loss) earnings per Class B Voting Common Share:
Basic	$(3.03)	$(0.36)	$2.04
Diluted	$(3.03)	$(0.36)	$2.03
In accordance with ASC 260, “Earnings per Share,” dilutive options were not included in the computation of diluted loss per share for fiscal 2013 since to do so would be anti-dilutive.
Options to purchase approximately 3,760,098, 4,592,486 and 3,049,611 shares of Class A Nonvoting Common Stock for fiscal years ended July 31, 2013, 2012, and 2011, respectively, were not included in the computation of diluted net earnings (loss) per share as the impact of the inclusion of the options would have been anti-dilutive.

9. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to continuing operations on a straight-line basis was $18,108, $15,196, and $19,118 for the years ended July 31, 2013, 2012, and 2011, respectively. Future minimum lease payments required under such leases in effect at July 31, 2013 were as follows:

Years ending July 31,
2014	$14,785
2015	12,829
2016	9,316
2017	8,162
2018	7,735
Thereafter	18,170
$70,997
In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material effect on the consolidated financial statements of the Company.
10. Fair Value Measurements
The Company adopted accounting guidance on fair value measurements on August 1, 2008 as it relates to financial assets and liabilities. The Company adopted the accounting guidance on fair value measurements for its non-financial assets and liabilities on August 1, 2009. The accounting guidance applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value, and expands the applicable disclosure requirements. The accounting guidance indicates, among other things, that a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2013, and July 31, 2012, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
July 31, 2013
Trading securities	$14,975	$—	$14,975	Other assets
Foreign exchange contracts	—	294	294	Prepaid expenses and other current assets
Total Assets	$14,975	$294	$15,269
Foreign exchange contracts	$—	$890	$890	Other current liabilities
Foreign currency denominated debt	—	103,635	103,635	Long term obligations, less current maturities
Total Liabilities	$—	$104,525	$104,525
July 31, 2012
Trading securities	$12,676	$—	$12,676	Other assets
Foreign exchange contracts	—	1,234	1,234	Prepaid expenses and other current assets
Total Assets	$12,676	$1,234	$13,910
Foreign exchange contracts	$—	$281	$281	Other current liabilities
Foreign currency denominated debt	—	99,081	99,081	Long term obligations, less current maturities
Total Liabilities	$—	$99,362	$99,362
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

There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2013 and July 31, 2012.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments. See Note 5 for information regarding the fair values of the Company's short-term and long-term debt.

During fiscal 2013, the Company implemented a plan to divest its Asia Die-Cut business, including Balkhausen. As such, the assets and liabilities of the Asia Die-Cut disposal group were recorded at approximate fair value less cost to sell and classified as "Assets held for sale" and "Liabilities held for sale." This resulted in a loss on the write-down of the disposal group of $15,658, recorded within discontinued operations for the fiscal year ended July 31, 2013. Fair value was determined utilizing a combination of external market factors and internal projections.

During fiscal 2013, goodwill with a carrying amount of $183,146 in the WPS Americas reporting unit was written down to its estimated implied fair value of $10,866, resulting in a non-cash impairment charge of $172,280. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $10,866, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.

The WPS Americas reporting unit had intangible assets consisting of tradenames and customer relationships, which were valued using the income approach as part of the goodwill impairment test described above. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $25,449 were written down to the estimated fair value of $14,881, resulting in a non-cash impairment charge of $10,568 within the WPS segment.

During fiscal 2013, goodwill with a carrying amount of $18,225 in the IDS APAC reporting unit was written off, resulting in a non-cash impairment charge of $18,225. When management compared the fair value to the carrying value of the reporting unit as part of the annual goodwill impairment test (Step One), a qualitative assessment was completed for Step Two because the amount by which the carrying value exceeded fair value was more than the balance of goodwill remaining. The fair value of the reporting unit was determined utilizing a combination of external market factors, internal projections, and other relevant Level 3 measurements. As such, the Company recognized a goodwill impairment charge of the entire remaining goodwill balance of $18,225 during the year ended July 31, 2013. As a result of the goodwill impairment, the Company analyzed fixed assets for potential impairment within the IDS APAC reporting unit by comparing undiscounted future cash flows to the carrying amount of the assets. Undiscounted future cash flows were determined using the Company's internal projections and other relevant Level 3 measurements. As a result, the Company concluded that fixed assets with a carrying amount of $4,367 was written down to their estimated fair value of $1,100 during the year ended July 31, 2013.

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
11. Restructuring

In fiscal 2011, the Company continued executing its restructuring actions initiated in the prior periods and recorded restructuring charges of $6,451 in continuing operations. The fiscal 2011 restructuring charges consisted of $4,338 of employee separation costs, $1,577 of non-cash fixed asset write-offs, $293 of other facility closure related costs, and $243 of contract termination costs. Of the $6,451 of restructuring charges recorded during the fiscal year ended July 31, 2011, $2,896 was incurred within IDS and $3,555 within WPS. The costs related to these restructuring activities have been recorded on the consolidated statements of earnings as restructuring charges.

During fiscal 2012, the Company took various measures to address its cost structure in response to weaker sales forecasts across the Company. As a result of these actions, the Company recorded restructuring charges in continuing operations of $6,084, which consisted of $4,947 of employee separation costs, $458 of fixed asset write-offs, $653 of other facility closure related costs, and $26 of contract termination costs. Of the $6,084 of restructuring charges recorded during fiscal 2012, $4,254 was incurred within IDS and $1,830 within WPS.

In fiscal 2013, the Company announced a restructuring action to reduce its global workforce by approximately 5-7% in order to address its cost structure. In connection with this restructuring action, the Company incurred restructuring charges of $26,046 in continuing operations. These charges consisted of $18,350 of employee separation costs, $4,125 of fixed asset write-offs and $3,571 of other facility closure related costs. Of the $26,046 of restructuring charges recorded during fiscal 2013, $15,870 was incurred within IDS and $10,176 within WPS. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. Long-lived asset write-offs include both the net book value of property, plant and equipment written off in conjunction with facility consolidations, as well as indefinite-lived tradenames written off in conjunction with brand consolidations within the WPS segment.

The costs related to these restructuring activities were recorded on the consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months. The liability is included in wages and amounts withheld from employees on the consolidated balance sheet.

A roll-forward of the Company’s restructuring activity for fiscal 2011, 2012 and 2013 is below.

	Employee Related	Asset Write-offs	Other	Total
Restructuring liability ending balance, July 31, 2010	$6,055	$—	$106	$6,161
Restructuring charges in continuing operations	4,338	1,577	536	6,451
Restructuring charges in discontinued operations	2,003	578	157	2,738
Non-cash write-offs	—	(2,155)	—	(2,155)
Cash payments	(10,189)	—	(749)	(10,938)
Restructuring liability ending balance, July 31, 2011	$2,207	$—	$50	$2,257
Restructuring charges in continuing operations	$4,947	$458	$679	$6,084
Restructuring charges in discontinued operations	5,997	—	29	6,026
Non-cash write-offs	—	(458)	—	(458)
Cash payments	(4,342)	—	(492)	(4,834)
Restructuring liability ending balance, July 31, 2012	$8,809	$—	$266	$9,075
Restructuring charges in continuing operations	$18,350	$4,125	$3,571	$26,046
Restructuring charges in discontinued operations	2,811	362	1,376	4,549
Non-cash write-offs	—	(4,487)	—	(4,487)
Cash payments	(18,495)	—	(2,482)	(20,977)
Restructuring liability ending balance, July 31, 2013	$11,475	$—	$2,731	$14,206

12. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange contracts. As of July 31, 2013 and July 31, 2012, the notional amount of outstanding forward foreign exchange contracts was $157,500 and $61,169, respectively.
The Company hedges a portion of known exposures using forward foreign exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Malaysian Ringgit and Singapore Dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2013 and July 31, 2012, unrealized gains of $118 and $1,348 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next two months when the hedged transactions impact earnings. For the years ended July 31, 2013, 2012, and 2011, the Company reclassified gains of $578, losses of $494, and losses of $1,793 from OCI into cost of goods sold, respectively.

At July 31, 2013 the Company had no outstanding forward foreign exchange contracts designated as cash flow hedges. At July 31, 2012, the Company had $1,156 of forward foreign exchange contracts designated as cash flow hedges included in “Prepaid expenses and other current assets” on the accompanying consolidated balance sheet. At July 31, 2012, the Company had $210 of forward foreign exchange contracts designated as cash flow hedges included in “Other current liabilities” on the accompanying consolidated balance sheet. At July 31, 2012, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $39,458, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. During 2013, the Company designated certain British Pound intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. At July 31, 2013, the Company had £25.0 million of intercompany loans so designated. As of July 31, 2013 and 2012, the Company recognized in OCI gains of $2,121 and $547, respectively, on its intercompany loans designated as net investment hedges. During 2013, the Company repaid intercompany loans previously designated as net investment hedges of European foreign operations. At July 31, 2013 and 2012, the Company had zero and €4.6 million, respectively, of intercompany loans designated as net investment hedges to hedge portions of its net investment in Euro-denominated foreign operations. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. As of July 31, 2013 and 2012, the cumulative balance recognized in accumulated other comprehensive income were losses of $4,835 and gains of $2,635, respectively, on the Euro-denominated debt obligation. The changes recognized in other comprehensive income during the years ended July 31, 2013, 2012 and 2011 were losses of $7,470, gains of $15,705, and losses of $10,238, respectively, on the Euro-denominated debt obligation. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange contracts designated as hedge instruments to hedge portions of its net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2013 and 2012, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $4,500 and $10,650, respectively. As of July 31, 2013 and 2012, the Company recognized in OCI losses of $150 and losses of $1,041, respectively, on its net investment hedges.

Non-Designated Hedges
During the fiscal year ended July 31, 2013, the Company recognized a loss of $1,594 in “Investment and other income” on the consolidated statements of earnings related to non-designated hedges. For the fiscal year ended July 31, 2012, the Company recognized a gain of $188 in "Investment and other income" on the consolidated statement of earnings related to non-designated hedges.
Fair values of derivative instruments in the consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2013		July 31, 2012		July 31, 2013		July 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$1,156	Other current liabilities	$—	Other current liabilities	$210
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$7	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$71
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$99,750	Long term obligations, less current maturities	$99,081
Total derivatives designated as hedging instruments		$7		$1,156		$99,750		$99,362
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$287	Prepaid expenses and other current assets	$78	Other current liabilities	$890	Other current liabilities	$—
Total derivatives not designated as hedging instruments		$287		$78		$890		$—

13. Discontinued Operations

The Company implemented a plan to divest its Asia Die-Cut business during the three months ended April 30, 2013, and incorporated its Balkhausen business into that plan during the three months ended July 31, 2013. As a result, the businesses have been classified as assets and liabilities held for sale as of July 31, 2013. The disposal groups have been recorded based on the estimated fair value less costs to sell, which resulted in a write down of $15,658, recorded in the three months ended April 30, 2013. The operating results have been reported as discontinued operations for the comparative periods ended July 31, 2013, 2012, and 2011, including the operating results of the following four previously divested businesses:

Divestitures	Segment	Date Completed
Etimark	ID Solutions	July 2012
Precision Converting, LLC (“Brady Medical”)	ID Solutions	August 2012
Teklynx	ID Solutions	December 2010
Varitronics	ID Solutions	October 2012

The following table summarizes the operating results of discontinued operations for the fiscal years ending July 31, 2013, 2012 and 2011:

	2013	2012	2011
Net sales	$219,819	$262,484	$289,407
Earnings (loss) from operations of discontinued businesses (1)	7,154	(116,673)	16,434
(Loss) on write-down of disposal group (2)	(15,658)	—	—
Income tax expense (3)	(5,215)	(3,709)	(13,739)
(Loss) earnings from discontinued operations, net of income tax	$(13,719)	$(120,382)	$2,695

(1)
The loss from operations of discontinued businesses in fiscal 2012 was primarily attributable to the $115.7 million goodwill impairment charge recorded during the three months ending January 31, 2012, which was related to the Asia Die-Cut disposal group.

(2)	The $15.7 million loss relates to the write-down of the Asia Die-Cut disposal group to its estimated fair value less costs to sell and was recorded in the three months ending April 30, 2013.

(3)	Fiscal 2013 income tax expense was significantly impacted by the fiscal 2013 losses in China and Sweden, which had no tax benefit, and the increase in valuation allowance related to Shenzhen, China.

The following table details assets and liabilities of the Asia Die-Cut & Balkhausen disposal groups classified as held for sale as of July 31, 2013:

July 31, 2013
Accounts receivable—net	$47,499
Total inventories	20,200
Prepaid expenses and other current assets	1,469
Total current assets	69,168

Other assets:
Goodwill	37,347
Other intangible assets	914
Other	1,937
Property, plant and equipment—net	26,156
Total assets	$135,522

Current liabilities:
Accounts payable	$29,769
Wages and amounts withheld from employees	3,143
Other current liabilities	1,671
Total current liabilities	34,583

Net assets of disposal group	100,939
Less: write-down on disposal group	(15,658)
Net assets of disposal group at fair value	$85,281

In accordance with authoritative literature, accumulated other comprehensive income will be reclassified to the statement of earnings upon liquidation or substantial liquidation of the disposal group.

14. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2013
Net sales	$270,866	$271,175	$300,971	$309,097	$1,152,109
Gross margin	149,524	141,013	158,532	157,011	606,080
Operating income (loss) *	42,628	20,968	30,115	(179,338)	(85,627)
Earnings (loss) from continuing operations	25,786	(11,364)	20,996	(176,234)	(140,816)
Net earnings (loss) from continuing operations per
Class A Common Share:
Basic**	$0.50	$(0.22)	$0.41	$(3.41)	$(2.75)
Diluted**	0.50	(0.22)	0.41	(3.41)	(2.75)
2012
Net sales	$273,396	$255,052	$271,151	$269,089	$1,068,688
Gross margin	150,450	141,237	150,430	147,453	$589,570
Operating income *	42,745	37,393	42,228	34,066	$156,432
Earnings from continuing operations	27,855	26,436	27,311	20,869	$102,471
Net earnings from continuing operations per
Class A Common Share:
Basic	$0.53	$0.50	$0.52	$0.40	$1.95
Diluted**	0.52	0.50	0.51	0.40	1.94

The quarterly financial data has been impacted by the reclassification of the Asia Die-Cut & Balkhausen businesses into discontinued operations. Refer to Note 13 within Item 8 for further information on discontinued operations.

* In fiscal 2013, the Company recorded before tax impairment charges of $204,448 in the fourth quarter ended July 31, 2013 and before tax restructuring charges of $1,933, $8,540 and $15,573 in the second, third and fourth quarters of fiscal 2013, respectively, for a total of $26,046. In fiscal 2012, the Company recorded before tax restructuring charges of $1,977 and
$4,107 in the third and fourth quarters of fiscal 2012, respectively, for a total of $6,084.

** The sum of the quarters does not equal the year-to-date total for fiscal 2013 and fiscal 2012 due to the quarterly changes in weighted-average shares outstanding.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Milwaukee, WI

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the "Company") as of July 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2013, of the Company and our report dated September 30, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 30, 2013

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
Frank M. Jaehnert	55	President, CEO and Director
Thomas J. Felmer	51	Senior V.P., CFO
Stephen Millar	52	President - Die Cut, President - Brady Asia Pacific and V.P., Brady Corporation
Scott R. Hoffman	50	President - Workplace Safety and V.P., Brady Corporation
Matthew O. Williamson	57	President - Identification Solutions and V.P., Brady Corporation
Allan J. Klotsche (1)	48	Senior V.P. - Human Resources
Louis T. Bolognini	57	Senior V.P., Secretary and General Counsel
Lee E. Marks	54	V.P. - Global Operations and Supply Chain
Bentley N. Curran	51	V.P. - Digital Business and Chief Information Officer
Kathleen M. Johnson	59	V.P. and Chief Accounting Officer
Paul T. Meyer	44	Treasurer
Patrick W. Allender	66	Director
Gary S. Balkema	58	Director
Nancy L. Gioia	53	Nominee for Director at the November 2013 Annual Meeting of Shareholders
Conrad G. Goodkind	69	Director
Frank W. Harris	71	Director
Elizabeth P. Pungello	46	Director
Bradley C. Richardson	55	Director
(1) On July 10, 2013, Mr. Klotsche informed the Company of his intent to resign effective upon the hiring of his successor and a period of transition thereafter.
Frank M. Jaehnert - Mr. Jaehnert has served on the Company's Board of Directors and as the Company's President and CEO since 2003. Mr. Jaehnert joined the Company in 1995 and served in leadership positions in a variety of different functions and businesses, including that of CFO from 1996 to 2002, before his promotion to President and CEO in 2003. Previously, he served in a variety of financial roles at Robert Bosch, GmbH, including Treasurer of a subsidiary. His broad operating and functional experience and in-depth knowledge of Brady's businesses are particularly valuable given the diverse nature of Brady's portfolio. These experiences, combined with Mr. Jaehnert's talent for leadership and his long-term strategic perspective, have helped drive the Company's growth and performance during his tenure as Director and CEO. He currently sits on the Board of Regents of the Milwaukee School of Engineering; the Board of Trustees of the Manufacturers Alliance/MAPI; the Business Advisory Council of the Sheldon B. Lubar School of Business at the University of Wisconsin - Milwaukee; and the Board of Directors of the Metro Milwaukee Association of Commerce. In 2012, Mr. Jaehnert was elected to the Board of Directors of Nordson Corporation

(NASDAQ:NDSN). Mr. Jaehnert received the equivalent of a master's degree in business administration from the University of Stuttgart, Germany.
Thomas J. Felmer - Mr. Felmer joined the Company in 1989 and has held several sales and marketing positions until being named Vice President and General Manager of Brady's U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the European direct marketing business platforms, which he also led for two years. In 2003, Mr. Felmer returned to the United States where he was responsible for Brady's global sales and marketing processes, Brady Software businesses, and integration leader of the EMED acquisition. In June 2004, he was appointed President - Direct Marketing Americas, and was named Chief Financial Officer in January 2008. Mr. Felmer received a bachelor's degree in business administration from the University of Wisconsin - Green Bay.
Stephen Millar - Mr. Millar joined the Company in 1999 as Managing Director of Brady Australia, a position he held until 2008 when he joined Brady Americas' leadership team as Vice President and General Manager responsible for its portfolio of people identification, medical and education businesses. In 2010, he returned to Asia in the role of MRO Director for the region. He was appointed President - Brady Asia Pacific in March 2011 and was appointed President - Die Cut in February 2013. Prior to joining Brady, Mr. Millar served in a variety of leadership positions in Australia and New Zealand with GNB Technologies, a global manufacturer of automotive and industrial batteries. He holds a bachelor's of commerce and administration degree from Victoria University of Wellington, New Zealand and is a member of the institute of Chartered Accountants of New Zealand.
Scott R. Hoffman - Mr. Hoffman was appointed President - Workplace Safety effective May 1, 2013, and has responsibility for the workplace safety business platform globally. Since joining the Company in 1986 as a sales representative, he has held a variety of sales, marketing and leadership roles, including regional sales manager, global industry manager, director of North American sales, Vice President - Sales and Marketing for North America, global business leader for power and communication identification, Vice President of the Company's global die-cut business and Vice President and General Manager - Americas. He holds a bachelor's degree in marketing and finance from the University of Wisconsin - Madison.

Matthew O. Williamson - Mr. Williamson joined the Company in 1979. From 1979 to 1994, he served in a variety of sales and marketing leadership roles. From 1995 to 2003, Mr. Williamson served as the Vice President and General Manager of the Company's specialty tape and identification solution businesses. From 1996 to 1998, Mr. Williamson served as the Vice President and General Manager of the Identification Solutions and Specialty Tapes Division. From 1998 to 2001, he served as Vice President and General Manager of the Identification Solutions Division. From 2001 to 2003, he served as Vice President and General Manager of the Global High Performance Identification Business. In April 2003, he was appointed President of the Brady Americas business, and in January 2008, Mr. Williamson assumed responsibility for the Direct Marketing Americas business. Effective May 1, 2013, Mr. Williamson was appointed President - Identification Solutions, and has responsibility for the Identification Solutions business platform globally. He holds a bachelor's degree in marketing from the University of Wisconsin - Milwaukee.
Allan J. Klotsche - Mr. Klotsche joined the Company in 1989. He served in a variety of sales, marketing, technical, and management roles until 1998, when he was appointed Vice President and General Manager of the Precision Tapes Group. He served as President - Brady Asia Pacific from 2003 until his current appointment as Senior Vice President leading Brady's global human resources function in October 2010. He holds a master's degree in business administration from the University of Wisconsin-Milwaukee.
Louis T. Bolognini - Mr. Bolognini joined the Company as Senior Vice President, General Counsel and Secretary in January 2013. Prior to joining the Company, he served as Senior Vice President, General Counsel and Secretary of Imperial Sugar Company from June 2008 through September 2012 and was Vice President and General Counsel of BioLab, Inc., a pool and spa manufacturing and marketing company from 1999 to 2008. Mr. Bolognini served as Assistant General Counsel to BioLab's parent company, Great Lakes Chemical Corporation, from 1990 to 1999. Mr. Bolognini served as an officer of BioLab, Inc. within a two-year period prior to the March 18, 2009 Chapter 11 bankruptcy petition filed by BioLab's parent company, Chemtura Corporation, on behalf of itself and 26 U.S. affiliates, including BioLab. He holds a bachelor's degree in political science from Miami University and a Juris Doctor degree from the University of Toledo.
Lee E. Marks - Mr. Marks joined the Company in 2009 as Vice President of Operations for the Americas region and was named Vice President of Global Operations and Supply Chain in 2012. In this role, he is responsible for all manufacturing and distribution operations, corporate real estate, environmental, health and safety compliance, procurement, global engineering services and quality systems. Prior to joining the Company, he held a number of executive positions in operations with Pentair, Inc. from 1994 to 2009. He also served as a consultant for Arthur Anderson and Deloitte & Touche. Mr. Marks holds a bachelor's degree in accounting from the University of Wisconsin - LaCrosse and is certified by the American Production & Inventory Control Society. He is also a Certified Public Accountant and Adjunct Professor at Marquette University, where he teaches Applied Procurement in the Operations Management Program.

Bentley N. Curran - Mr. Curran joined the Company in 1999 and has held several technology leadership positions until being named Vice President of Information Technology in 2005. In October 2007, he was appointed Chief Information Officer of Brady globally. In February 2012, he was appointed to his current position, Vice President of Digital Business and Chief Information Officer. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a bachelor's degree in business administration from Marian University and holds an associate of science degree in electronics and engineering systems.
Kathleen M. Johnson - Ms. Johnson joined the Company in 1989 as controller of a division of Brady and became group finance director in 1996. In 2000, she was appointed Vice President. In 2008, she was appointed Chief Accounting Officer. Prior to joining Brady, she spent six years with Kraft Food Service. She started her career as a Certified Public Accountant with Deloitte & Touche. She holds a bachelor's degree in accounting from the University of Wisconsin - Whitewater.
Paul T. Meyer --- Mr. Meyer joined the Company in 2009 as Global Tax Director. In May 2013, he was appointed Treasurer, in addition to his duties as Global Tax Director. Prior to joining the Company, Mr. Meyer worked in the corporate tax departments of GE Healthcare and JohnsonDiversey. He began his career as a tax consultant with Ernst & Young. He holds a bachelor's degree in accounting and a master's degree in taxation from the University of Wisconsin-Milwaukee.
Patrick W. Allender - Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. Additionally, he served as a public accountant at Arthur Andersen from 1968 to 1985. He has served as a director of Colfax Corporation since 2008 and Diebold, Inc. since May 2011. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
Gary S. Balkema - Mr. Balkema was elected to the Board of Directors in 2010. He currently serves as the Chair of the Management Development and Compensation Committee and is a member of the Audit and Technology Committees. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division. He was also responsible for overseeing Bayer LLC USA's compliance program. He has over 20 years of general management experience. Mr. Balkema brings strong experience in consumer marketing skills and mergers and acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company's portfolio.
Nancy L. Gioia - Ms. Gioia has been nominated for election to the Board of Directors at the Annual Shareholders Meeting in November 2013. Ms. Gioia was nominated through a process conducted by the Corporate Governance Committee of the Board, which utilized the services of an executive search firm. Ms. Gioia is Director, Global User Interface and Connectivity of Ford Motor Company. Since joining Ford in 1982, she has held a variety of engineering and technology roles, including Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small FWD/RWD Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She previously served as a Director of Auto Alliance International, a joint venture of Ford Motor Company and Mazda Corporation; Director of the Electric Drive Transportation Association; and Director of the California Plug-in EV Collaborative. She currently serves as a Director of Inforum and the State of Michigan, Governor's Talent Investment Board.  If elected to the Board of Directors, Ms. Gioia's extensive experience in technology and engineering solutions, as well as her general business experience, will provide the Board with important expertise in product development and operations.
Conrad G. Goodkind - Mr. Goodkind was elected to the Board of Directors in 2007. He currently serves as the Lead Independent Director, Chair of the Corporate Governance Committee and as a member of the Finance and Audit Committees. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Prior to 1979, he served as Wisconsin's Deputy Commissioner of Securities. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provide the Board with expertise and insight into governance, business and compliance issues that the Company encounters.
Frank W. Harris, Ph.D - Dr. Harris was elected to the Board of Directors in 1991. He serves as the Chair of the Technology Committee and as a member of the Management Development and Compensation Committee. He served as the Distinguished Professor of Polymer Science and Biomedical Engineering at the University of Akron from 1983 to 2008 and Professor of Chemistry at Wright State University from 1970 to 1983. He is the founder of several technology based companies including Akron Polymer Systems where he serves as President and CEO. Dr. Harris is the inventor of several commercialized products including an optical film that realized over one billion dollars in sales. His extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.

Elizabeth P. Pungello, Ph.D - Dr. Pungello was elected to the Board of Directors in 2003. She serves as a member of the Management Development and Compensation, Corporate Governance and Technology Committees. Dr. Pungello is the President of the Brady Education Foundation in Chapel Hill, North Carolina and a Research Assistant Professor in the Developmental Psychology Program at the University of North Carolina at Chapel Hill. She also has appointments as a Scientist at the Frank Porter Graham Development Institute and a Mentor Faculty Member at the Center for Developmental Science. Dr. Pungello also serves on the editorial board of the Journal of Marriage and Family, as a reviewer for several other journals, and on a number of other non-profit boards. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Bradley C. Richardson - Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Management Development and Compensation, Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of Diebold, Inc. He previously served as the Executive Vice President Corporate Strategy and CFO of Modine Manufacturing from 2003 to 2009. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in North America, South America and Europe. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global public company.
All Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. The Board currently has not appointed a Chairman of the Board. In fiscal 2010, the Board formalized the position of Lead Independent Director, which is elected on an annual basis from among the independent Directors of the Board based upon the recommendation of the Corporate Governance Committee. In fiscal 2011, upon the recommendation of the Corporate Governance Committee, the Board enhanced the duties of the Lead Independent Director, which include, among others: chairing executive sessions of the non-management Directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures. Mr. Galbato served as the Lead Independent Director in fiscal 2013 until his resignation from the Board of Directors on May 19, 2013. On June 20, 2013, Mr. Goodkind was appointed to serve as Lead Independent Director for the balance of the term vacated by Mr. Galbato, which expires in November 2013.

The Board believes that its current leadership structure has enhanced the Board's oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of our shareholders; and our overall corporate governance.
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the committee's areas of responsibility. The Company's management is responsible for reporting significant risks to executives at the quarterly disclosure committee meeting. The significance of the risk is assessed by executive management and escalation to the respective board committee and Board of Directors is determined. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Company's Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender and Balkema, members of the Audit Committee, are financial experts and are independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.
Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange. In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. Based on these guidelines all Directors, with the exception of Mr. Jaehnert, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. The Lead Independent Director, currently Mr. Goodkind, is the presiding Director at these sessions. In fiscal 2013, there were 5 executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chairman), Balkema, Goodkind and Allender. On June 20, 2013, Mr. Balkema was appointed to the Audit Committee to the position vacated by Mr. Galbato upon his resignation from the Board on May 19, 2013. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE. The charter for the Audit Committee is available on the Company's corporate website at www.bradycorp.com.
Code of Ethics - For a number of years, the Company has had a code of ethics for its employees. This code of ethics applies to all of the Company's employees, officers and Directors. The code of ethics can be viewed at the Company's corporate website, www.bradycorp.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.
Corporate Governance Guidelines - Brady's Corporate Governance Principles, as well as the charters of the Audit Committee, Corporate Governance Committee, and Management Development and Compensation Committee, are available on the Company's Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
Director Qualifications - Brady's Corporate Governance Committee reviews the individual skills and characteristics of the Directors, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, expertise, and industry backgrounds in the context of the needs of the Board and the Company. Although the Company has no policy regarding diversity, the Corporate Governance Committee seeks a broad range of perspectives and considers both the personal characteristics and experience of Directors and prospective nominees to the Board so that, as a group, the Board will possess the appropriate talent, skills and expertise to oversee the Company's businesses.

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
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2013, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, other than with respect to the following:

•
A Form 4 for Mr. Goodkind that was filed on March 29, 2012 to report the acquisition of 285 shares of Class A Nonvoting Common Stock from a dividend reinvestment on February 1, 2012 did not correctly report the acquisition of those shares and the amount of securities beneficially owned following this transaction, and thereafter, this was corrected on a Form 4/A for Mr. Goodkind that was filed on August 26, 2013;

•
A Form 4 for Mr. Jaehnert that was not filed on or before June 13, 2013 as required to report the sale of 18,777 shares of Class A Nonvoting Common Stock. This transaction was reported on a Form 4 for Mr. Jaehnert that was filed on June 20, 2013;

•
Forms 4 for Ms. Pungello that were filed on October 4, 2011 and September 25, 2012 to report the acquisition of 1,450 shares of Class A Nonvoting Common Stock on each of September 30, 2011 and September 21, 2012, respectively, pursuant to an equity compensation plan for non-management Directors, did not correctly report the direct ownership of such shares outside of a trust and did not correctly report the amount of securities beneficially owned following these transactions, and this was corrected on a Form 4/A for Ms. Pungello that was filed on September 3, 2013.

•
Forms 4 for Mr. Harris that were not filed on or before (i) November 22, 2012 as required to report the sale of 1,000 shares of Class A Nonvoting Common Stock on November 20, 2012 and (ii) July 1, 2013 as required to report the sale of 2,000 shares of Class A Nonvoting Common Stock on June 27, 2013. These transactions were reported, and the amount of securities beneficially owned as of July 31, 2013 was corrected, on a Form 4/A for Mr. Harris that was filed on September 10, 2013.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis focuses upon the Company's total compensation philosophy, the role of the Management Development & Compensation Committee (for purposes of the Compensation Discussion and Analysis section, the “Committee”), total compensation components, market and peer group data, and the approach used by the Committee when determining each element of the total compensation package inclusive of base salary, short-term incentives, long-term incentives, benefits, perquisites and employment agreements for our executive officers.
For fiscal 2013, the following executive officers' compensation is disclosed and discussed in this section (the “named executive officers” or “NEOs”):

•	Frank M. Jaehnert, President, Chief Executive Officer and Director;

•	Thomas J. Felmer, Senior Vice President and Chief Financial Officer;

•	Allan J. Klotsche, Senior Vice President-Human Resources (1);

•	Stephen Millar, President-Die Cut, President-Brady Asia Pacific and Vice President, Brady Corporation;

•	Matthew O. Williamson, President-Identification Solutions and Vice President, Brady Corporation, and;

•	Peter C. Sephton, Former President-Brady EMEA and Vice President, Brady Corporation (2)

(1) On July 10, 2013, Mr. Klotsche informed the Company of his intent to resign effective upon the hiring of his successor and a period of transition thereafter.

(2) Mr. Sephton resigned as President-Brady Europe and Vice President, Brady Corporation effective April 30, 2013 and his employment with the Company terminated on July 31, 2013

Executive Summary
Our Business
Since our founding in 1914, we have grown the Company by developing innovative high-performing products, participating in growing markets, delivering on-time solutions and leveraging our core competencies across our businesses. Our strategy is to be the market leader in each of the global businesses we are focused on.
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
In order to achieve our goals, we recognize it is critical to assemble and maintain a leadership team with the integrity, skills and dedication needed to execute our strategic growth plan. We design and use our compensation plans to help us achieve these objectives and align our rewards with the intended behaviors and outcomes.

Our Fiscal 2013 Performance and Link to Pay Decisions

Fiscal 2013 Resulted in No Cash Bonuses and Unvested Performance-Based Restricted Stock Awards for NEOs

Fiscal 2013 was a year of challenge and unprecedented change for Brady. We were challenged by the changing competitive environment in our Workplace Safety business as new market entrants and the ongoing shift of buying patterns to the web have had a negative impact on our business.

In response to our organic sales growth, we made significant portfolio changes - the largest in Brady's nearly 100-year history. These portfolio changes are a meaningful shift in the industries we serve as we are reducing our reliance on the more-volatile and less-profitable consumer electronics industry and increasing our exposure to the healthcare identification space, which we believe is less volatile and supported by longer-term macro growth trends.

•	On a GAAP basis, we incurred a fiscal 2013 net loss from continuing operations of $140.8 million.

•	Brady continues to demonstrate strong cash generation as we generated $143.5 million of cash flow from operating activities during the year ended July 31, 2013.

•
Our sales from continuing operations for the full year were $1.15 billion, up 7.8% from fiscal 2012. Organic sales were down 2.6%, the acquisitions increased sales by 11.3%, and foreign currency translation decreased sales by 0.9%.

Our balance sheet remains strong. Even after completing the largest acquisition in Brady's history in the second quarter, our gross debt-to-EBITDA remains at approximately 1.7, inclusive of the trailing twelve months of PDC's EBITDA. Having a strong balance sheet and such a strong cash-generating business puts us in a solid financial position to fund future organic and inorganic growth opportunities.

For fiscal 2013, with the exception of Mr. Williamson, we did not increase the base salary or target bonus opportunities of our named executive officers. Mr. Williamson received a three percent (3.0%) increase in base salary over fiscal 2012 levels in recognition of his leadership in delivering the results of the Americas' business in fiscal 2012. Organic sales growth, income from operations and net income financial metrics served as performance objectives under our fiscal 2013 bonus plan. Since we did not achieve the threshold level of performance relative to our regional or total company objectives, our named executive officers did not receive a bonus for fiscal 2013.
As a group, the grant date fair market value of all equity compensation granted to our named executive officers in fiscal 2013 was 93.0% of salary and was in the form of time-based stock options, which are inherently performance-based and have value only to the extent that the price of our stock increases. The grant date value of awards granted to named executive officers in fiscal 2013 were 54.0% lower than in fiscal 2012 due to the elimination of stock option awards that vest only upon the achievement of pre-established annual performance goals. At management's recommendation to the Committee, grants of performance-based stock options were not made in fiscal 2013 in order to fund initiatives important to the long-term success of the business and to fund merit rewards for the general employee population globally. The elimination of the performance-based stock options resulted in target total compensation for our named executive officers below the median target total compensation of the peer group companies for fiscal 2013.
Finally, the earnings per share goal established by the Committee for the 2008 award of performance-based restricted stock was not achieved; therefore, none of these shares have vested. The named executive officers who are currently employed by the Company and who have received this award (Messrs. Jaehnert, Felmer, Klotsche and Williamson) have an additional opportunity for these awards to vest through earnings per share growth for the fiscal year ending July 31, 2014 and a service vesting requirement through July 31, 2014.
On September 21, 2012, Mr. Millar was awarded 10,000 restricted stock units with both a performance vesting requirement and a service vesting requirement (two years). This award was approved to align Mr. Millar's incentive opportunity with the earnings per share goal established for the other NEOs in 2008. As of July 31, 2013, the vesting criteria for this award have not been met.
Based on the improvement in earnings per share required in fiscal 2014 for the performance-based restricted stock/unit awards described above to meet the performance requirement, it is unlikely that the awards will vest.
Based upon input from an external compensation consultant and the Committee's desire to provide an incentive for retention and improved Company performance, effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert. This grant of performance-based restricted stock included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement. The earnings per share growth goal was satisfied during fiscal 2011 and as of July 31, 2013, 33,333 shares of this award have vested. The remaining 66,667 shares will vest in equal installments on July 31, 2014 and July 31, 2015.

Executive Compensation Practices
As part of the Company's pay for performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	Over 60% of the named executive officers' possible compensation is tied to Company performance which the Company believes drives shareholder value.

Ownership Requirements	The chief executive officer is required to own at least 100,000 shares of stock in the Company and all other named executive officers are required to hold at least 30,000 shares of stock.

Clawback Provisions
Following a review and analysis of relevant governance and incentive compensation practices and policies across our compensation peer group and other public companies, the Committee instituted a recoupment policy, effective August 2013, under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. If the Committee determines that an executive officer or other key executive of the Company who participates in any of the Company's incentive plans has engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements or fraudulent or other willful and deliberate conduct that is detrimental to the Company or there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the payments/awards had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee expects that the implementation of this policy will serve to enhance the Company's compensation risk mitigation efforts. While the implemented policy affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee will conform the policy to any requirements that may be promulgated by the national stock exchanges in the future, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Performance Thresholds and Caps	Generally, 100% of annual cash and equity incentive awards are performance-based. In addition, the annual cash incentive plan has a maximum payment cap.

Securities Trading Policy
We prohibit executive officers from trading during certain periods at the end of each quarter until after we disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would not be appropriate because of developments that are, or could be, material and which have not been publicly disclosed.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Severance
For the chief executive officer, the maximum cash benefit is equal to 3x salary and the average bonus payment received in the three years immediately prior to the date the change of control occurs. For all other named executive officers, the maximum cash benefit is equal to 2x salary and the average bonus payment received in the three years immediately prior to the date the change of control occurs. Unexercised stock options become fully exercisable or, if cancelled, each named executive officer shall be given cash or stock equal to the in-the-money value of the cancelled stock options

No Employment Agreements	The Company does not maintain any employment agreements with its executives.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.
Compensation Philosophy and Objectives
We seek to align the interests of our executives with those of our investors by evaluating performance on the basis of key financial measurements which we believe closely correlate to long-term shareholder value. To this end, we have structured our compensation program around the following principles:

•	Provide a competitive total compensation package targeted at the median of our compensation peers;

•	Incentivize long-term shareholder value creation by encouraging behaviors which facilitate long-term success without undue risk taking; and

•	Realize top-tier company performance through a merit-based, pay-for-performance culture that is aligned with our Company values.

Determining Compensation
Management Development and Compensation Committee’s Role
The Committee is responsible for monitoring and approving the compensation of the Company's named executive officers. The Committee approves compensation and benefit policies and strategies; approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation; oversees the development process and reviews development plans of key executives; reviews compensation-related risk; administers our equity incentive plans including compliance with executive share ownership requirements; approves all severance policies; and consults with management regarding employee compensation generally. With respect to executive officers, at the beginning of each year, the Committee sets base salaries, approves the cash and equity incentive awards and establishes the objective performance targets to be achieved for the year.
Consultants’ Role
Neither the Committee nor management engaged with a compensation consultant in fiscal 2013. Management obtained data regarding comparable executive officer compensation through a standard data subscription with Equliar, Inc. at the end of fiscal 2012. As further described in this Compensation Discussion and Analysis, management used this data to make recommendations to the Committee regarding compensation matters.
Management’s Role
Our chief executive officer makes recommendations to the Committee concerning compensation for each named executive officer other than himself. In setting compensation for our named executive officers, the Committee takes into consideration these recommendations, along with the results of the Company during the fiscal year, the level of responsibility, demonstrated leadership capability, the compensation levels of executives in comparable roles from within our peer group and the results of annual performance reviews which, for our chief executive officer, includes feedback from his direct reports and a self-appraisal. Our chief executive officer did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.

Tally Sheets
The Committee reviews executive officer compensation tally sheets each year. These summaries set forth the dollar amount of all components of each named executive officer's compensation, including base salary, annual target and actual cash incentive compensation, annual equity incentive compensation, value of outstanding equity, stock option exercises during the year, value of Brady's contribution to retirement plans, value of company-provided health and welfare benefits and taxes. Reviewing this information allows the Committee to see what an executive officer's total compensation is and how a potential change to an element of our compensation program would affect an executive officer's overall compensation.
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

The base salary, annual cash and long-term equity incentive components are determined through a pay-for-performance approach, targeted at market median for the achievement of performance goals with an opportunity for upper quartile pay when top-tier performance is achieved. Our compensation structure is balanced by the payment of below market median compensation to our named executive officers when actual fiscal results do not meet or exceed expected fiscal results, such as in fiscal 2012 and 2013. The following table describes the purpose of each performance-based component and how that component is related to our pay-for-performance approach:

Compensation Component	Purpose of Compensation Component	Compensation Component in Relation to Performance
Base salary	A fixed level of income security used to attract and retain employees by compensating them for the primary functions and responsibilities of the position.	The base salary increase an employee receives depends upon the employee's individual performance, the employee's displayed skills and competencies and market competitiveness.

Annual cash incentive awards	To attract, retain, motivate and reward employees for achieving or exceeding annual performance goals at company and regional levels.
Financial performance determines the actual amount of the executive's annual cash incentive award. Award amounts are “self-funded” because they are included in the financial performance results when determining actual financial performance.

Annual equity incentive awards: Time-based stock options	To attract, retain, motivate and reward top talent for the successful creation of long-term stockholder value.
Market competitive grant levels are used to determine the amount of equity granted to each executive, established within an equity grant budget based on the Black-Scholes methodology for valuing stock options.
Stock options are inherently performance-based in that the stock price must increase over time to provide compensation value to the executive.

Establishing Our Total Compensation Component Levels
The Committee uses peer group data to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity incentives of positions similar to those of our named executive officers. A total compensation benchmarking analysis of peer companies selected on the basis of revenue size and industry was conducted using publicly available data sourced through Equilar, Inc. The peer group used for the fiscal 2013 analysis included the following 32 companies: Actuant Corporation; Acuity Brands Inc.; AMETEK Inc.; Amphenol Corporation; A.O. Smith Corporation; Avery Dennison Corporation; Barnes Group Inc; Bemis Company Inc.; Curtiss-Wright Corporation; Donaldson Company, Inc; Dover Corporation; Fastenal Company; Graco Inc; H.B. Fuller Company; Hexcel Corporation; HNI Corporation; IDEX Corporation; Lincoln Electric Holdings, Inc.; Mine Safety Appliances Company; Molex Incorporated; MSC Industrial Direct Co.; Nordson Corporation; Plexus Corp; Polaris Industries Inc; PolyOne Corporation; Regal-Beloit Corp; Rogers Corporation; Roper Industries; Snap-On Incorporated; The Toro Company; W.W. Grainger, Inc. and; Zebra Technologies Corporation. The Committee continued to assess the revenue of the companies in the fiscal 2013 peer group and, based on that assessment, additional revisions to the group were made for fiscal 2014 to more closely align the Company with a peer group of companies with similar annual revenue(s).

Based on our analysis of the fiscal 2013 peer group used for determining fiscal 2013 compensation, performed in July 2012, the base salaries of our named executive officers were generally at the median of our peers and fiscal 2012 target total compensation of our named executive officers, inclusive of base salary, cash incentives and time- and performance-vested stock options, was above the median of our peer companies, although certain of the named executive officers were above and others were below such mark. At management's recommendation to the Committee, grants of performance-based stock options were not made in fiscal 2013 in order to fund initiatives important to the long-term success of the business and to fund merit rewards for the general employee population globally. The elimination of the performance-based stock options resulted in target total compensation below the median target total compensation of the peer group companies for fiscal 2013.

Fiscal 2013 Named Executive Officer Compensation
Base Salaries
Other than with respect to Mr. Williamson, Mr. Jaehnert did not recommend and the Committee did not approve increases in base salary for the named executive officers because they were paid base salaries consistent with the median of base salaries for similar positions at our peer group companies. Although Mr. Williamson's base salary is above the median of our peer companies, Mr. Jaehnert recommended and the Committee agreed to provide a 3% increase in base salary for Mr. Williamson for fiscal 2013, which was reflective of his performance during the prior year in driving profitability growth within the Americas. The Committee has determined that Mr. Jaehnert's base salary continues to be competitive with the median base salary of CEOs at our peer companies; therefore, it has not increased his base salary since the start of fiscal 2011.

Named Executive Officer	Fiscal 2012	Fiscal 2013	Percentage Increase
Frank M. Jaehnert	$800,000	$800,000	—%
Thomas J. Felmer	377,500	377,500	—%
Allan J. Klotsche	321,500	321,500	—%
Stephen Millar (1)	307,611	304,313	—%
Peter C. Sephton (2)	363,009	360,226	—%
Matthew O. Williamson	372,500	383,675	3.0%

(1)
The amounts in this table for Mr. Millar, who lived and worked in Australia, were paid to him in Australian Dollars. The amounts shown in U.S. dollars in the table above were converted from Australian Dollars at the average exchange rate for fiscal 2013: 1USD = 0.9825AUD; 2012: 1USD = 0.9720AUD. The difference between fiscal 2012 and fiscal 2013 base salaries is entirely related to exchange rate fluctuation. Mr. Millar did not experience a base salary decrease in fiscal 2013.

(2)
The amounts in this table for Mr. Sephton, who lived and worked in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2013: 1USD = 0.6385GBP; 2012: 1USD =0.6336GBP. The difference between the fiscal 2012 and fiscal 2013 base salaries is entirely related to exchange rate fluctuation. Mr. Sephton did not experience a base salary decrease in fiscal 2013.

The salary detail in the table above reflects the annualized 12-month salary for each executive. The salaries in the Summary Compensation Table reflect fiscal year compensation earned including three (3) months at fiscal 2012 rates and nine (9) months at fiscal 2013 rates.
Annual Cash Incentive Awards
All named executive officers participate in an annual cash incentive plan, which is based on fiscal year financial results. Set forth below is a description of the fiscal 2013 financial measures:

•
Core Sales Growth: Core sales are defined as total sales adjusted for foreign currency exchange and acquisitions and divestitures in the last 12 months. Core sales are also known as “organic sales” and “base sales.” Regional and total Company core sales growth is reported quarterly and annually in the Company's 10-Q and 10-K SEC filings.

•
Income from Operations (IFO) growth before expenses for R&D: Total Company and regional IFO is defined as total Company sales less cost of goods sold, selling and group leadership expenses. IFO growth excludes currency translation. IFO for the prior year and the current year is restated at the current budgeted exchange rates for the growth calculation.

•
Net Income Growth: Net income is defined as SEC reported net income. Net income growth is reported net income at actual exchange rates for the current year compared to reported net income for the prior year. Net income is reported quarterly and annually in the Company's 10-Q and 10-K SEC filings.

•
Individual Performance: Funded by the achievement of net income growth, each named executive officer is evaluated on the attainment of goals agreed at the start of the fiscal year to be critical to the execution of the Company's strategy.

Messrs. Jaehnert, Felmer and Klotsche
The cash incentive payable to Messrs. Jaehnert, Felmer and Klotsche for fiscal 2013 was based on total company core sales growth, IFO growth before expenses for R&D, net income growth and individual performance. We use core sales growth because we believe that the long-term value of our enterprise depends on our ability to grow revenue without regard for acquisitions. We use IFO before R&D growth because we believe it aligns to the management of sales and expenses, and we use net income growth to focus on effectively managing our costs while growing our revenue. Funded by the achievement of our net income goals, individual performance is used to assess the delivery upon key performance indicators (KPIs) determined to be critical to the execution of the Company's strategy. For 2013, we set the target core sales growth performance goal at 5%, the IFO growth before expenses for R&D goal at 10% and the target net income growth goal at 32.9%. Additionally, the Committee established that for any bonus to be payable for the achievement of sales growth or IFO growth before expenses for R&D, the Company must achieve at least the threshold level of net income growth, 20.7%.

For fiscal 2013, no bonus was payable as the total company organic sales, IFO before R&D and net income threshold were not achieved. The threshold, target, maximum and actual amounts for Messrs. Jaehnert, Felmer and Klotsche were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Actual (% of Salary)	Actual ($)
Core Sales Growth (30%)	0%	5%	12.5% or more
IFO Growth before expenses for R&D (30%)	0%	10%	15.0% or more
Net Income Growth (20%)	20.7%	32.9%	51.3% or more
Individual Performance (20%)	Varies by Individual
Award as a Percentage of Base Salary
F. Jaehnert	0%	100%	200%	0%	$0
T. Felmer	0%	70%	140%	0%	$0
A. Klotsche	0%	70%	140%	0%	$0
Messrs. Millar, Sephton and Williamson
The cash incentive payable to Messrs. Millar, Sephton and Williamson for fiscal 2013 was based on achievement of regional core sales growth, regional IFO growth before expenses for R&D, net income and individual performance. We use regional sales and regional IFO growth before expenses for R&D because we believe it aligns Messrs. Millar, Sephton and Williamson to the management of sales and expenses directly within their control as the President-Brady Asia Pacific, Former President-Brady EMEA and President-Americas, respectively. Like the other named executive officers, the company-wide performance measures for Messrs. Millar, Sephton and Williamson focused on driving greater overall profitability. Funded by the achievement of our net income goals, individual performance is evaluated against key performance indicators (KPIs) determined to be critical to the execution of the Company's strategy. Messrs. Millar, Sephton and Williamson did not earn a bonus payout for fiscal 2013 because the Asia Pacific, EMEA and Americas operating segments did not achieve the core sales and IFO growth before expenses for R&D thresholds set for each region or platform and the Company did not achieve the threshold level of net income for the year.

For 2013, the threshold, target, maximum and actual amounts for Messrs. Millar, Sephton and Williamson were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Actual (% of Salary)	Actual ($)
Regional Core Sales Growth (30%)	0%	5%	12.5% or more
IFO Growth before expenses for R&D (30%)	0%	10%	15.0% or more
Net Income Growth (20%)	20.7%	32.9%	51.3% or more
Individual Performance (20%)	Varies by Individual
Award as a Percentage of Base Salary
S. Millar	0%	70%	140%	0%	$0
P. Sephton	0%	70%	140%	0%	$0
M. Williamson	0%	70%	140%	0%	$0
The target annual cash incentive award that would be payable to each executive officer is calculated as a percentage of the officer's eligible compensation defined as base salary in effect during the fiscal year, pro-rated to reflect base salary adjustments throughout the fiscal year.
For fiscal 2013, the Committee reviewed the impact of unusual and unforeseen events on the payout of bonuses and determined that none would be considered in the calculation of bonus payouts. In general, the Committee regularly reviews and makes decisions on the impact of unusual events on a case-by-case basis and continually evaluates compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation.

Long-Term Equity Incentive Awards
The Company has historically utilized a combination of performance-based stock options, time-based stock options and performance-based restricted shares to attract, retain and motivate key employees who directly impact the long-term performance of the Company. The size and type of equity awards for executives other than the chief executive officer are determined annually by the Committee with input from the chief executive officer. With regard to the award size given to the chief executive officer, the Committee uses its discretion in combination with market competitive information obtained periodically from Equilar Inc.
For fiscal 2013, the Committee reviewed the Black-Scholes valuations of historical grants and the estimated value of the proposed grants and then authorized fiscal 2013 awards consisting only of time-based stock options equal to the value of such similar options granted in fiscal 2012. At management's recommendation to the Committee, grants of performance-based stock options were not made in fiscal 2013 in order to fund initiatives important to the long-term success of the business and to fund merit rewards for the general employee population globally. The elimination of the performance-based stock options resulted in target total compensation below the median target total compensation of the peer group companies for fiscal 2013.
Performance-based Stock Options: Although stock options are inherently performance-based in that options have no value unless the stock price increases, the Committee believes that using additional performance criteria for vesting of stock options can serve as an additional motivator for executives to further drive company performance. Performance-based stock options granted in fiscal 2012 have vesting criteria based upon year-over-year diluted EPS growth and an additional opportunity to vest over a two- or three-year period if the compound annual growth rate exceeds the annual target. Performance-based stock options granted prior to fiscal 2012 have vesting criteria based only upon year-over-year diluted EPS growth as measured against the S&P 600.
Time-based Stock Options: Time-based stock option grants in fiscal 2013 were reviewed and approved by the Committee on September 5, 2012, with an effective grant date of September 21, 2012. The grant price was the fair market value of the stock on the grant date, which was calculated as the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten-year life.
Performance-based Restricted Stock/Units: Periodically, the Company issues restricted stock or restricted stock units to key executives as an element of their overall compensation. In January 2008, the Committee approved the issuance of performance-based restricted stock awards to five of Brady's senior executives including Messrs. Jaehnert, Felmer, Klotsche, Sephton and Williamson. A total of 210,000 restricted shares were issued and included both a performance vesting requirement (earnings per share) and a service vesting requirement (five years). In addition to the original vesting criteria, the restricted stock awards were amended effective July 20, 2011, to include an additional vesting opportunity based upon earnings per share growth for the fiscal years ending July 31, 2013 or July 31, 2014, and a service vesting requirement through July 31, 2014. As of July 31, 2013, none of the vesting criteria for this award have been met.

On September 21, 2012, Mr. Millar was awarded 10,000 restricted stock units with both a performance vesting requirement and a service vesting requirement (two years). This award was approved to align Mr. Millar's incentive opportunity with the earnings per share goal established for the other NEOs in 2008. As of July 31, 2013, the vesting criteria for this award has not been met.
Based upon input from an external compensation consultant and the Committee's desire to provide an incentive for retention and improved Company performance, effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert. This grant of performance-based restricted stock included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement. The earnings per share growth was satisfied during fiscal 2011 and as of July 31, 2013, 33,333 shares of this award have vested. The remaining 66,667 shares will vest in equal installments on July 31, 2014 and July 31, 2015.

Fiscal 2013 Annual Equity Grants

Named Officers	Number of Time-Based Stock Options	Grant Date Fair Value	Number of Performance-Based RSUs	Grant Date Fair Value
F. Jaehnert	90,000	$834,741	_	$0
T. Felmer	45,500	$422,008	_	$0
A. Klotsche	30,000	$278,247	_	$0
S. Millar	30,000	$278,247	10,000	$302,100
P. Sephton	30,000	$278,247	_	$0
M. Williamson	34,500	$319,984	_	$0
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
Retirement Benefits: Brady employees (including named executive officers) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Matched 401(k) Plan”). In addition, named executive officers in the United States and employees at many of our United States locations are also eligible to participate in the Brady Corporation Funded Retirement Plan (“Funded Retirement Plan”).
Under the Funded Retirement Plan, the Company contributes 4% of the eligible earnings of each employee covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and have the amount of this reduction contributed to their Matched 401(k) Plan and matched with an additional 4% contribution by the Company. Participants may also elect to have up to another 45% of their eligible earnings contributed to the Matched 401(k) Plan (without an additional matching contribution by the Company and up to the maximum allowed by the IRS). The assets of the Matched 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in a variety of investment funds as permitted by the Matched 401(k) Plan and the Funded Retirement Plan.
Due to the IRS income limitations for participating in the Matched 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan. The Brady Restoration Plan is a non-qualified deferred compensation plan that allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for named executive officer income above the IRS compensation limits.
Benefits are generally payable upon the death, disability, or retirement of the participant, or upon termination of employment before retirement, although benefits may be withdrawn from the Matched 401(k) Plan and paid to the participant if required for certain emergencies. Under certain specified circumstances, the Matched 401(k) Plan allows loans to be drawn on a participant's account. The participant is immediately fully vested with respect to employee contributions; all other contributions become fully vested over a two-year period of continuous service for the Matched 401(k) Plan and after six years of continuous service for the Funded Retirement Plan.

Deferred Compensation Arrangements: During fiscal 2002, the Company adopted the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan. On May 1, 2006, the plan was amended to require that deferrals into the Company's Class A Nonvoting Common Stock must remain in the Company's Class A Nonvoting Common Stock and be distributed in shares of the Company's Class A Nonvoting Common Stock.

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
Sephton Severance Agreement: On February 20, 2013, Mr. Sephton notified the Company of his intent to resign his positions as President-Brady EMEA and Vice President, Brady Corporation, effective April 30, 2013. Mr. Sephton remained employed by the Company for the period after his resignation of these positions through July 31, 2013, at which time he retired. The Company entered into a written agreement with Mr. Sephton in connection with his resignation and retirement that provided for payment of his salary and benefits through his retirement on July 31, a severance payment of GBP 337,500, including a portion of that sum as consideration for a non-compete covenant and up to GBP 7,500 for reimbursement of legal fees. The Company entered into this agreement with Mr. Sephton in order to obtain his assistance in the Company's reorganization to three global business platforms and for an agreement not to compete with the Company or solicit its employees, customers and vendors for a period of 12 months after his retirement.
Perquisites: Brady provides the named executive officers with the following perquisites that are not available to other non-executive employees:

•	Annual allowance for financial and tax planning

•	Company car

•	Long-term care insurance

•	Personal liability insurance
Stock Ownership Guidelines
We believe that the interests of shareholders and executives become aligned when executives become shareholders in possession of a meaningful amount of Company stock. Furthermore, this stock ownership encourages positive performance behaviors and discourages executive officers from taking undue risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership guidelines have been established.
The Board of Directors has established the following stock ownership guidelines for our named executive officers:

F. Jaehnert	100,000 shares
T. Felmer	30,000 shares
A. Klotsche	30,000 shares
S. Millar	30,000 shares
P. Sephton	30,000 shares
M. Williamson	30,000 shares
The stock ownership guideline for each director is 5,000 shares of Company stock.
All named executive officers except Mr. Millar met and retained their respective ownership levels as of fiscal 2013. Mr. Millar has until fiscal year 2016 to achieve his respective ownership level. If an executive does not meet the above ownership level or certain interim levels, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level. The Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met.
For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan, Company stock owned in the Employee 401(k) Plan or pension plan and time-based restricted stock or restricted stock units are included. In addition, 20% of any vested stock options that are “in the money” are included.
Insider Trading Policy
The Company's Insider Trading Policy prohibits hedging and other monetization transactions in Company securities by officers, directors and employees. The prohibition on hedging transactions includes financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.

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
Under the terms of the 2012 Omnibus Incentive Stock Plan, in the event of (a) the merger or consolidation of the Corporation with or into another corporation or corporations in which the Corporation is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Corporation, or (c) the sale or exchange of all or substantially all the assets of the Corporation for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable. If any stock option is canceled subsequent to the events described above, the Corporation or the corporation assuming the obligations of the Corporation, shall pay an amount of cash or stock equal to the in-the-money value of the cancelled stock options.
Non-Compete/Non-Solicitation/Confidentiality
Agreements memorializing equity awards made in fiscal 2013 under the Company's 2012 Omnibus Incentive Stock Plan contain non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the recipient, for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company or (ii) inducing or encouraging employees, vendors or clients of the Company to breach, modify or terminate relationships or agreements they had with the Company during the 24 month period prior to the recipient's termination of employment.
Compliance with Tax Regulations Regarding Executive Compensation
Section 162(m) of the Internal Revenue Code, added by the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's chief executive officer or the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Committee will continue to review these tax regulations as they apply to the Company's executive compensation program. It is the Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives.

The Committee also considers it important to retain flexibility to design compensation programs, even where compensation payable under such programs may not be fully deductible, if such programs effectively recognize a full range of criteria important to the Company's success and result in a gain to the Company that would outweigh the limited negative tax effect.
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2013, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Galbato, Harris, and Richardson and Ms. Pungello. After Mr. Galbato resigned his position as a director on May 19, 2013, Mr. Richardson was appointed to the Committee effective June 20, 2013. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.
Gary Balkema, Chairman
Frank Harris
Elizabeth P. Pungello
Bradley Richardson

Compensation Policies and Practices
The Company's compensation policies for executive officers and all other employees are designed to avoid incentives to create undue risks to the Company. The Company's compensation programs are weighted towards offering long-term incentives that reward sustainable performance; do not offer significant short-term incentives that might drive high-risk investments at the expense of the long-term Company value; and are set at reasonable and sustainable levels, as determined by a review of the Company's economic position, as well as the compensation offered by comparable companies. Under the oversight of its Audit and Management Development and Compensation Committees, the Company reviewed its compensation policies, practices and procedures for all employees to evaluate and ensure that they do not foster risk taking beyond that deemed acceptable within the Company's business model. The Company believes that its compensation policies, practices and procedures do not encourage employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2013, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2013, July 31, 2012 and July 31, 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
F.M. Jaehnert	2013	$800,000	$—	$834,740	$—	$117,038	$1,751,778
President, CEO & Director	2012	800,000	—	2,086,727	—	254,136	3,140,863
	2011	793,269	2,803,500	2,470,157	1,632,548	223,329	7,922,803
T.J. Felmer	2013	377,500	—	422,007	—	54,164	853,671
Senior VP & CFO	2012	375,481	—	755,909	—	105,811	1,237,200
	2011	363,285	(22,050)	914,386	523,349	93,163	1,872,133
A.J. Klotsche	2013	321,500	—	278,247	—	45,475	645,222
Senior VP - Human Resources	2012	319,750	—	662,218	—	77,358	1,059,326
	2011	311,002	(22,050)	790,878	348,353	77,148	1,505,331
S. Millar President - Die Cut & APAC,VP - Brady Corporation (5)	2013	304,314	302,100	278,247	—	73,508	958,169
P.C. Sephton (6)	2013	360,235	—	278,247	—	655,466	1,293,948
Former President-Brady EMEA & VP - Brady Corporation	2012	361,244	—	662,218	—	109,486	1,132,948
	2011	356,818	(22,050)	790,878	341,190	106,249	1,573,084
M.O. Williamson	2013	380,666	—	319,984	—	62,067	762,717
President - IDS & VP - Brady Corporation	2012	370,481	—	662,218	122,148	92,492	1,247,339
	2011	360,071	(22,050)	790,878	462,461	73,093	1,664,453

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

Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015. One-third, or 33,333 shares, have vested as of July 31, 2013.

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for performance-based and time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2013. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(3)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(4)
The amounts in this column for Messrs. Jaehnert, Felmer, Klotsche, and Williamson include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include an annual allowance for financial and tax planning and the cost of an annual physical health exam. The amounts in this column for Mr. Sephton include: contributions for the Brady U.K. Pension Plan, the cost of group term life insurance, vehicle allowance and associated expenses and other perquisites as listed above. The amounts in this column for Mr. Millar include: contributions for the Brady Australia Pension Plan, vehicle allowance and associated expenses and other perquisites as listed above.

(5)
The amounts in this table for Mr. Millar, who works and lives in Australia, were paid to him in Australian Dollars. The amounts shown in U.S. dollars in the table above were converted from Australian Dollars at the average exchange rate for fiscal 2013: $1 =0.9825 AUD. Fiscal 2013 is the first year during Mr. Millar's term as officer in which he met the criteria as a Named Executive Officer.

(6)
The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2013: $1 = £0.6385, 2012: $1 =£0.6336, 2011: $1 = £0.6250. Mr. Sephton resigned as President-Brady EMEA and Vice President, Brady Corporation effective April 30, 2013 and his employment with the Company terminated on July 31, 2013. Mr. Sephton's severance payment of 349,000 GBP (converted into $546,618), inclusive of 9,000 GBP in legal fees, is included in All Other Compensation in the table above .

Name	Fiscal Year	Retirement Plan Contributions ($)	Group Term Life Insurance ($)	Company Car ($)	Long-term Care Insurance ($)	Personal Liability Insurance ($)	Temporary/ Total Disability ($)	Other ($)	Total ($)
F.M. Jaehnert	2013	$64,000	$4,028	$12,201	$5,141	$2,654	$23,760	$5,254	$117,038
	2012	195,835	2,925	18,966	5,141	2,654	23,760	4,855	254,136
	2011	158,281	2,740	24,057	5,141	2,654	23,760	6,696	223,329
T.J. Felmer	2013	30,200	791	14,940	3,737	—	—	4,496	54,164
	2012	72,759	478	24,761	3,737	—	—	4,076	105,811
	2011	57,931	828	25,311	3,737	—	—	5,356	93,163
A.J. Klotsche	2013	25,784	674	12,386	3,506	—	—	3,125	45,475
	2012	53,747	407	15,509	3,506	—	—	4,189	77,358
	2011	53,191	709	14,606	3,506	—	—	5,135	77,148
S. Millar (1)	2013	49,227	—	24,281	—	—	—	—	73,508
P.C. Sephton(2)	2013	57,264	12,063	32,259	4,658	—	—	549,222	655,466
	2012	57,231	12,156	32,508	4,967	—	—	2,624	109,486
	2011	57,091	12,323	31,800	5,035	—	—	—	106,249
M. O. Williamson	2013	40,581	798	10,847	5,501	—	—	4,340	62,067
	2012	67,001	471	15,188	5,501	—	—	4,332	92,492
	2011	47,059	820	14,436	5,501	—	—	5,277	73,093

(1) The amounts in this table for Mr. Millar, who works and lives in Australia, were paid to him in Australian Dollars. The amounts shown in U.S. dollars in the table above were converted from Australian Dollars at the average exchange rate for fiscal 2013: $1 =0.9825 AUD. Fiscal 2013 is the first year during Mr. Millar's term as officer in which he met the criteria as a Named Executive Officer.

(2)
The amounts in this table for Mr. Sephton, who works and lives in the United Kingdom, were paid to him in British Pounds. The amounts shown in U.S. dollars in the table above were converted from British Pounds at the average exchange rate for fiscal 2013: $1 = £0.6385, 2012: $1 =£0.6336, 2011: $1 = £0.6250. Mr. Sephton resigned as President-Brady EMEA and Vice President, Brady Corporation effective April 30, 2013 and his employment with the Company terminated on July 31, 2013. Mr. Sephton's severance payment of 349,000 GBP (converted into $546,618), inclusive of 9,000 GBP in legal fees, is included in Other in the table above.

Grants of Plan-Based Awards for 2013
The following table summarizes grants of plan-based awards made during fiscal 2013 to the named executive officers.

	Grant	Compensation Committee Approval	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Under- lying Options	All Other Stock Awards: Number of Shares of Stock or Units	Exercise or Base Price of Stock or Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	(#)	(#)	(2)	($)
F.M. Jaehnert	8/1/2012	7/24/2012	$—	$800,000	$1,600,000
	9/21/2012	9/10/2012	—	—	—	90,000		$30.21	$834,300
T.J. Felmer	8/1/2012	7/24/2012	—	264,250	369,950
	9/21/2012	9/10/2012	—	—	—	45,500		30.21	421,785
A.J. Klotsche	8/1/2012	7/24/2012	—	223,825	447,650
	9/21/2012	9/10/2012	—	—	—	30,000		30.21	278,100
S. Millar	8/1/2012	7/24/2012	—	213,020	298,227
	9/21/2012	9/10/2012	—	—	—	30,000		30.21	278,100
	9/21/2012	9/10/2012	—	—	—		10,000 (3)	30.21	302,100
P.C. Sephton	8/1/2012	7/24/2012	—	252,165	353,031
	9/21/2012	9/10/2012	—	—	—	30,000		30.21	278,100
M.O. Williamson	8/1/2012	7/24/2012	—	266,466	373,053
	9/21/2012	9/10/2012	—	—	—	30,000		30.21	278,100

(1)
The awards were made under the Company’s annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above. Award levels are set prior to the beginning of the fiscal year and payouts can range from 0 to 200 percent of the target.

(2)
The exercise price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant. The average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the grant date was $30.21 on September 21, 2012.

(3)	Represents 10,000 restricted stock units granted to Stephen Millar on September 21, 2012 at a fair value of $30.21 per RSU.

Outstanding Equity Awards at 2013 Fiscal Year End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
F.M. Jaehnert	60,000		$22.63	8/2/2014
	60,000		28.84	11/18/2014
	60,000		33.89	8/1/2015
	50,000		37.83	11/30/2015
	50,000		38.19	11/30/2016
	50,000		38.31	12/4/2017
	50,000		20.95	12/4/2018
	56,667		29.78	8/3/2019
	70,000		28.73	9/25/2019

	33,334	83,333	(1)	28.35	8/2/2020
	66,667	33,333	(2)	29.10	9/24/2020
		130,000	(3)	29.55	8/1/2021
	30,000	60,000	(6)	27.00	9/30/2021
		90,000	(7)	30.21	9/21/2022
						50,000	(4)	$1,663,500
						66,667	(8)	2,218,011
T.J. Felmer	30,000			33.89	8/1/2015
	25,000			37.83	11/30/2015
	25,000			38.19	11/30/2016
	25,000			38.31	12/4/2017
	25,000			20.95	12/4/2018
	23,334			29.78	8/3/2019
	35,000			28.73	9/25/2019
	11,667	29,166	(1)	28.35	8/2/2020
	26,667	13,333	(2)	29.10	9/24/2020
		45,000	(3)	29.55	8/1/2021
	11,667	23,333	(6)	27.00	9/30/2021
		45,500	(7)	30.21	9/21/2022
						35,000	(4)	1,164,450
A.J. Klotsche	30,000			33.89	8/1/2015
	25,000			37.83	11/30/2015
	25,000			38.19	11/30/2016
	25,000			38.31	12/4/2017
	23,334			29.78	8/3/2019
	35,000			28.73	9/25/2019
	10,000	25,000	(1)	28.35	8/2/2020
	23,334	11,666	(2)	29.10	9/24/2020
		40,000	(3)	29.55	8/1/2021
	10,000	20,000	(6)	27.00	9/30/2021
		30,000	(7)	30.21	9/21/2022
						35,000	(4)	1,164,450
S. Millar	5,000			28.84	11/18/2014
	3,500			37.83	11/30/2015
	5,000			38.19	11/30/2016
	5,000			38.31	12/4/2017
	7,500			20.95	12/4/2018
	10,000			28.73	9/25/2019
	6,667	3,333	(2)	29.10	9/24/2020
		40,000	(3)	29.55	8/1/2021
	10,000	20,000	(6)	27.00	9/30/2021
		30,000	(7)	30.21	9/21/2022
						10,000	(5)	332,700
P.C. Sephton (9)	30,000			28.84	11/18/2014
	30,000			33.89	8/1/2015
	25,000			37.83	11/30/2015
	25,000			38.19	11/30/2016
	25,000			38.31	12/4/2017
	23,334			29.78	8/3/2019
	15,000			28.73	9/25/2019

	23,334			29.10	9/24/2020

M.O.Williamson	30,000			22.63	8/2/2014
	30,000			28.84	11/18/2014
	30,000			33.89	8/1/2015
	25,000			37.83	11/30/2015
	25,000			38.19	11/30/2016
	25,000			38.31	12/4/2017
	25,000			20.95	12/4/2018
	23,334			29.78	8/3/2019
	35,000			28.73	9/25/2019
	10,000	25,000	(1)	28.35	8/2/2020
	23,334	11,666	(2)	29.10	9/24/2020
		40,000	(3)	29.55	8/1/2021
	10,000	20,000	(6)	27.00	9/30/2021
		34,500	(7)	30.21	9/21/2022
						35,000	(4)	1,164,450

(1)
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

(2)	The remaining options will vest on September 24, 2013.

(3)
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

(5)
On September 21, 2012, Mr. Millar was awarded 10,000 restricted stock units with both a performance vesting requirement and a service vesting requirement (two years). As of July 31, 2013, the vesting criteria for this award have not been met.

(6)	One-half of the options vest on September 30, 2013 and the remaining options vest on September 30, 2014.

(7)	One-third of the options vest on September 21, 2013, one-third of the options vest on September 21, 2014, and one-third of the options vest on September 21, 2015.

(8)
Effective August 2, 2010, a grant of 100,000 shares of performance-based restricted stock was issued to Mr. Jaehnert, which included both a performance vesting requirement based upon earnings per share growth and a service vesting requirement prorated at July 31, 2013, July 31, 2014 and July 31, 2015. As of July 31, 2013, 1/3 or 33,333 shares have vested.

(9)	On account of his resignation, Mr. Sephton has ninety days after his resignation date of July 31, 2013 to exercise the outstanding vested stock options not withstanding the expiration date.

Option Exercises & Stock Vested for Fiscal 2013
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2013 to the named executive officers. The first traunch of the restricted stock granted to Frank Jaehnert on August 1, 2010 vested as of July 31, 2013, which represented 33,333 shares at a fair value of $33.27 per share.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
F.M. Jaehnert	197,000	$3,411,368	33,333	$1,108,989
T.J. Felmer	70,000	598,760	—	—
A.J. Klotsche	105,000	899,395	—	—
S. Millar	6,000	98,550	—	—
P.C. Sephton	109,000	1,063,786	—	—
M.O. Williamson	14,000	197,555	—	—
Non-Qualified Deferred Compensation for Fiscal 2013
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2013 for the named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
F.M. Jaehnert	$21,800	$43,800	$1,158,726	$—	$5,163,559
T.J. Felmer	5,100	10,200	489,290	—	2,276,808
A.J. Klotsche	4,220	5,720	133,102	—	627,356
S. Millar	—	—	—	—	—
P.C. Sephton	—	—	—	—	—
M.O. Williamson	34,284	19,709	224,650	—	1,157,787
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

The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. See the section entitled "Sephton Severance Agreement" above in the Compensation Discussion and Analysis section for a description of the severance benefits paid to Mr. Sephton upon his resignation. No other employment agreements have been entered into between the Company and any of the named executive officers.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.

•
The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2013. Accordingly, the tables reflect amounts earned as of July 31, 2013, and include estimates of amounts that would be paid to the named executive officer upon the occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

Frank M. Jaehnert
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
2,400,000	2,826,439	3,881,511	1,684,197	1,834,368	25,000	12,651,515

(1)	Represents three times the base salary in effect at July 31, 2013.

(2)	Represents three times the average bonus payment received in the last three fiscal years ended July 31, 2013, 2012 and 2011.

(3)	Represents the closing market price of $33.27 on 116,667 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.27 and the exercise price on 396,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Thomas J. Felmer
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
755,000	595,220	1,164,450	652,024	528,928	25,000	3,720,622

(1)	Represents two times the base salary in effect at July 31, 2013.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2013 and 2012.

(3)	Represents the closing market price of $33.27 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.27 and the exercise price on 156,332 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Allan J. Klotsche
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
643,000	471,586	1,164,450	537,647	473,716	25,000	3,315,399

(1)	Represents two times the base salary in effect at July 31, 2013.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2013 and 2012.

(3)	Represents the closing market price of $33.27 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.27 and the exercise price on 126,666 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Stephan Millar
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
608,626	191,076	332,700	379,899	232,713	25,000	1,770,014

(1)
Represents two times the base salary in effect at July 31, 2013. As Mr. Millar works and lives in Australia, his base salary is paid to him in Australian Dollars. The amount shown in U.S. dollars was converted from Australian Dollars at the average fiscal 2013 exchange rate: $1 = 0.9825 AUD.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2013 and 2012.

(3)	Represents the closing market price of $33.27 on 10,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.27 and the exercise price on 93,333 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Peter C. Sephton
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 (prior to Mr. Sephton's resignation) and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
720,452	353,087	1,164,450	—	433,480	25,000	2,696,469

(1)
Represents two times the base salary in effect at July 31, 2013. As Mr. Sephton works and lives in the United Kingdom, his base salary is paid to him in British Pounds. The amount shown in U.S. dollars was converted from British Pounds at the average fiscal 2013 exchange rate: $1 = £0.6385.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2013 and 2012.

(3)	Represents the closing market price of $33.27 on 35,000 unvested awards that would vest due to the change in control.

(4)	There are no unvested stock options that are in-the-money based upon the closing market price of $33.27 at July 31, 2013.

(5)	Represents the maximum reimbursement of legal fees allowed.

Matthew O. Williamson
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2013 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Award Acceleration Gain $ (3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
761,333	546,076	1,164,450	551,417	532,935	25,000	3,581,211

(1)	Represents two times the base salary in effect at July 31, 2013

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2013 and 2012.

(3)	Represents the closing market price of $33.27 on 35,000 unvested awards that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.27 and the exercise price on 131,166 unvested stock options in-the-money that would vest due to the change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2013.

Name	Unvested Shares of Restricted Stock/RSUs as of July 31, 2013	Restricted Stock/RSUs Award Acceleration Gain $ (1)	Unvested Stock Options In-the Money as of July 31, 2013	Stock Option Acceleration Gain $ (2)
F.M. Jaehnert	116,667	3,881,511	396,666	1,684,197
T.J. Felmer	35,000	1,164,450	156,332	652,024
A.J. Klotsche	35,000	1,164,450	126,666	537,647
S. Millar	10,000	332,700	93,333	379,899
P.C. Sephton	35,000	1,164,450	—	—
M.O. Williamson	35,000	1,164,450	131,166	551,417

(1)	Represents the closing market price of $33.27 on unvested awards that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $33.27 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.

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
The Lead Independent Director is paid an annual fee of $46,500, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Galbato served as Lead Independent Director in fiscal 2013 until his resignation from the Board on May 19, 2013. On June 20, 2013, Mr. Goodkind was appointed to serve as Lead Independent Director for the balance of the term vacated by Mr. Galbato, which expires in November 2013. Mr. Goodkind received a fee of $7,500 for his service as Lead Independent Director in fiscal 2013.
Under the terms of the Brady Corporation 2012 Omnibus Incentive Stock Plan, 5,500,000 shares of the Company's Class A Common Stock have been authorized for issuance, and the Board has full and final authority to designate the non-management Directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant.
On September 6, 2012, the Board approved an annual stock-based compensation award of 4,250 time-based stock options (having a grant date fair value of $9.31 per share) and 1,450 unrestricted shares of Class A Common Stock (having a grant date fair value of $30.06 per share), for each non-management Director, effective September 21, 2012.
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

Director Compensation Table — Fiscal 2013

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$107,500	$39,573	$43,587	$190,660
Gary S. Balkema	106,000	39,573	43,587	189,160
Chan W. Galbato (3)	120,250	39,573	43,587	203,410
Conrad G. Goodkind	112,500	39,573	43,587	195,660
Frank W. Harris	91,500	39,573	43,587	174,660
Elizabeth P. Pungello	86,000	39,573	43,587	169,160
Bradley C. Richardson	118,000	39,573	43,587	201,160

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made in fiscal 2013 for time-based stock options. The assumptions used to determine the value of the option awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2013.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy. Outstanding option awards at July 31, 2013 for each individual who served as a Director in fiscal 2013 include the following: Ms. Pungello, 61,300 shares; Mr. Harris, 55,300 shares; Mr. Galbato, 47,300 shares; Mr. Allender, 47,300 shares; Mr. Goodkind, 47,300 shares; Mr. Richardson, 41,300 shares; and Mr. Balkema, 26,900.

(2)
Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2013 as compensation for their services. The shares were valued at the closing market price of $30.06 on September 21, 2012, the date of grant.

(3)	Mr. Galbato resigned from the Board on May 19, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 2, 2013. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership(2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust(1) c/o Elizabeth P. Pungello 2002 S. Hawick Ct. Chapel Hill, NC 27516	1,769,304	50%

	William H. Brady III Revocable Trust of 2003(3)	1,769,304	50%
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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director or Nominee and by all Directors and Officers of the Company as a group as of August 2, 2013. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(4)	Percent of Ownership
Class A Common Stock	Elizabeth P. Pungello(1)	1,291,267	2.7%
	Frank M. Jaehnert(2)	937,383	1.9
	Matthew O. Williamson	330,003	0.7
	Thomas J. Felmer	301,933	0.6
	Allan J. Klotsche	239,779	0.5
	Conrad G. Goodkind	116,939	0.2
	Frank W. Harris	75,879	0.2
	Stephen Millar	66,000	0.1
	Patrick W. Allender	63,730	0.1
	Bradley C. Richardson	43,273	*
	Gary S. Balkema	24,717	*
	Nancy Gioia (3)	—	—
	All Officers and Directors as a Group (18 persons)(4)	3,943,627	8.2
Class B Common Stock	Elizabeth P. Pungello(1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Pungello’s holdings of Class A Common Stock include 876,826 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority. Ms. Pungello’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Of the amount reported, Mr. Jaehnert’s spouse owns 5,446 shares of Class A Common Stock directly.

(3)	Ms. Gioia is a nominee for Director for fiscal 2014. She does not own any shares of Class A Common Stock as of August 2, 2013.

(4)
The amount shown for all officers and directors individually and as a group (18 persons) includes options to acquire a total of 2,278,190 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2013, including the following: Ms. Pungello, 55,634 shares; Mr. Jaehnert, 733,334 shares; Mr. Williamson, 314,834 shares; Mr. Felmer, 266,835 shares; Mr. Klotsche, 228,334 shares; Mr. Millar, 66,000 shares; Mr. Goodkind, 41,634 shares; Mr. Harris, 49,634 shares; Mr. Allender, 41,634 shares; Mr. Richardson, 35,634 shares; Mr. Balkema, 21,234 shares; Ms. Gioia (Director nominee), 0 shares; Mr. Hoffman, 192,891 shares; Mr. Curran, 131,891 shares; Ms. Johnson, 64,000 shares; Mr. Marks, 32,334 shares; and Mr. Meyer, 2,333 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2013.

(5)
The amount shown for all officers and directors individually and as a group (18 persons) includes Class A Common Stock owned in deferred compensation plans totaling 192,767 shares of Class A Common Stock, including the following: Ms. Pungello, 2,267 shares; Mr. Jaehnert, 92,612 shares; Mr. Williamson, 15,169 shares; Mr. Felmer, 11,131 shares; Mr. Klotsche, 8,330 shares; Mr. Millar, 0 shares; Mr. Goodkind, 24,002 shares; Mr. Harris, 0 shares; Mr. Allender, 22,096 shares; Mr. Richardson, 7,639 shares; Mr. Balkema 1,483 shares; Ms. Gioia (Director nominee), 0 shares; Mr. Hoffman, 1,815 shares; Mr. Bolognini, 0 shares; Mr. Curran, 109 shares; Ms. Johnson, 6,114 shares; Mr. Marks, 0 shares; and Mr. Meyer, 0 shares.

(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,150,975	$30.68	4,359,943
Equity compensation plans not approved by security holders	None	None	None
Total	5,150,975	$30.68	4,359,943
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
In August 2010, 2011 and 2012, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options expire 10 years from the date of grant. All grants under the equity plans are at market price on the date of the grant. The Company granted 5,000 cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99. The Company granted 10,000 shares of performance-based restricted stock units in September 2012, with a grant price and fair value of $30.21. The Company granted 100,000 shares of performance-based restricted stock in August of 2010, with a grant price and fair value of $28.35, and 210,000 shares in fiscal 2008, with a grant price and fair value of $32.83. Effective July 20, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the fiscal 2008 performance-based restricted shares to provide for an additional two year vesting period. As of July 31, 2013, 5,000 cliff-vested restricted shares were outstanding, 10,000 performance-based restricted stock units were outstanding and 221,667 performance-based restricted shares were outstanding.

Item 13. Certain Relationships, Related Transactions, and Director Independence
The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions are discussed at the Company’s quarterly disclosure committee meetings. In addition, pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transactions with the Company, if any. Furthermore, the Company’s Directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions. Based on these evaluations the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2013, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 — Directors and Executive Officers of the Registrant for a discussion of Director independence.

Item 14. Principal Accounting Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2013 and 2012. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2013 and 2012.

	2013	2012
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,671	$1,411
Tax fees — compliance	292	115
Subtotal audit, audit-related and tax compliance fees	1,963	1,526
Non-audit related
Tax fees — planning and advice	464	314
Other fees (2)	10	132
Subtotal non-audit related fees	474	446
Total fees	$2,437	$1,972

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

(2)	All other fees relate to expatriate activities.

	2013	2012
Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	.2 to 1	.3 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2013 and 2012 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee at its November 19, 2003 meeting. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be performed by the Independent Auditors has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 104 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer, Allan J. Klotsche, Peter C. Sephton, and Matthew O. Williamson (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)
*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)
*10.13	Brady Corporation 1997 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (10)
10.14	Revolving Credit Facility Credit Agreement (Superseded) (14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Change of Control Agreement, amended as of May 22, 2013, entered into with Scott Hoffman (30)
10.17	First Amendment to Revolving Credit Facility Credit Agreement (Superseded) (6)
*10.18
Form of Amendment, dated March 4, 2009, to granting agreement for performance-based stock options issued on August 2, 2004 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson, and Allan J. Klotsche (12)

*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)
*10.20	Change of Control Agreement, amended as of December 23, 2008, entered into with Frank M. Jaehnert (12)
*10.21	Restated Brady Corporation Restoration Plan (5)
*10.22	Change of Control Agreement, dated as of February 28, 2013, entered into with Louis T. Bolognini (30)
*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (10)
10.24	Brady Note Purchase Agreement dated June 28, 2004 (11)

10.25	First Supplement to Note Purchase Agreement, dated February 14, 2006 (9)
10.26	Second Supplement to Note Purchase Agreement, dated March 23, 2007 (24)
*10.27	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Kathleen Johnson (12)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.32
Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Frank M. Jaehnert, Thomas J. Felmer, Peter C. Sephton, Matthew O. Williamson and Allan J. Klotsche (18)

10.33	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.34	Performance-based Restricted Stock Agreement with Frank M. Jaehnert, dated August 2, 2010 (20)
*10.35	Form of Amendment to January 8, 2008 Brady Corporation Performance-Based Restricted Stock Agreement, dated July 20, 2011 (21)
*10.36	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.42	Change of Control Agreement, dated November 21, 2011, entered into with Stephen Millar (27)
10.43	Revolving Credit Agreement, dated as of February 1, 2012 (28)
*10.44	Form of Fiscal 2013 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
*10.45	Form of Fiscal 2013 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
*10.46	Performance-Based Restricted Stock Unit Agreement with Stephen Millar, dated September 21, 2012 (31)
*10.47	Severance Agreement, dated as of March 25, 2013, entered into with Peter Sephton (30)
*10.48	Form of Fiscal 2014 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.49	Form of Fiscal 2014 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Frank M. Jaehnert
31.2	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Frank M. Jaehnert
32.2	Section 1350 Certification of Thomas J. Felmer
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 19, 2008

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 17, 2006

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s 8-K/A filed August 3, 2004

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 4, 2010

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K/A filed July 28, 2011

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 16, 2012

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 26, 2007

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2011

(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011

(27)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 7, 2012

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2013

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2013	2012	2011
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$6,005	$6,183	$7,137
Additions — Charged to expense	1,018	1,593	1,287
Due to acquired businesses	531	159	52
Deductions — Bad debts written off, net of recoveries	(1,429)	(1,930)	(2,293)
Deductions — reclassified to discontinued operations	(1,032)	—	—
Balances at end of period	$5,093	$6,005	$6,183
Inventory — reserve for slow-moving inventory:
Balances at beginning of period	$11,316	$13,009	$15,944
Additions — Charged to expense	2,629	2,200	3,750
Due to acquired businesses	2,887	445	632
Deductions — Inventory write-offs	(1,811)	(4,338)	(7,317)
Deductions — reclassified to discontinued operations	(3,704)	—	—
Balances at end of period	$11,317	$11,316	$13,009
Valuation allowances against deferred tax assets:
Balances at beginning of period	25,847	31,844	27,510
Additions during year	10,853	2,579	5,933
Due to acquired businesses	983	—	—
Deductions — valuation allowances reversed/utilized	(541)	(3,226)	(1,523)
Deductions — valuation allowances reversed/written off	—	(5,350)	(76)
Balances at end of period	$37,142	$25,847	$31,844

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September 2013.

BRADY CORPORATION
By:	/s/ THOMAS J. FELMER
Thomas J. Felmer
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.*

Signature	Title
/s/ FRANK M. JAEHNERT	President and Chief Executive Officer; Director
Frank M. Jaehnert	(Principal Executive Officer)
/s/ KATHLEEN M. JOHNSON	Vice President and Chief Accounting Officer
Kathleen M. Johnson	(Principal Accounting Officer)
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ ELIZABETH P. PUNGELLO
Elizabeth P. Pungello	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director

*	Each of the above signatures is affixed as of September 30, 2013