Form 10-Q
period 2013-10-31
BRADY CORP
filed 2013-12-06
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2013
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
As of December 5, 2013, there were 48,610,291 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2013	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,869	$91,058
Accounts receivable—net	184,099	169,261
Inventories:
Finished products	69,085	64,544
Work-in-process	17,757	14,776
Raw materials and supplies	18,102	15,387
Total inventories	104,944	94,707
Assets held for sale	132,616	119,864
Prepaid expenses and other current assets	46,671	37,600
Total current assets	550,199	512,490
Other assets:
Goodwill	624,165	617,236
Other intangible assets	152,812	156,851
Deferred income taxes	10,469	8,623
Other	21,821	21,325
Property, plant and equipment:
Cost:
Land	7,978	7,861
Buildings and improvements	94,545	91,471
Machinery and equipment	270,371	266,787
Construction in progress	15,112	11,842
	388,006	377,961
Less accumulated depreciation	263,112	255,803
Property, plant and equipment—net	124,894	122,158
Total	$1,484,360	$1,438,683
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$26,442	$50,613
Accounts payable	92,044	82,519
Wages and amounts withheld from employees	47,968	42,413
Liabilities held for sale	43,976	34,583
Taxes, other than income taxes	8,968	8,243
Accrued income taxes	8,996	7,056
Other current liabilities	39,531	36,806
Current maturities on long-term debt	61,264	61,264
Total current liabilities	329,189	323,497
Long-term obligations, less current maturities	204,413	201,150
Other liabilities	84,784	83,239
Total liabilities	618,386	607,886
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,594,617 and 48,408,544 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	308,835	306,191
Earnings retained in the business	552,291	538,512
Treasury stock—2,435,203 and 2,626,276 shares, respectively of Class A nonvoting common stock, at cost	(65,255)	(69,797)
Accumulated other comprehensive income	70,132	56,063
Other	(577)	(720)
Total stockholders’ investment	865,974	830,797
Total	$1,484,360	$1,438,683

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended October 31,
	(Unaudited)
	2013	2012
Net sales	$305,974	$270,866
Cost of products sold	149,029	121,342
Gross margin	156,945	149,524
Operating expenses:
Research and development	8,587	7,887
Selling, general and administrative	112,687	99,009
Restructuring charges	6,840	—
Total operating expenses	128,114	106,896
Operating income	28,831	42,628
Other income and (expense):
Investment and other income	762	397
Interest expense	(3,721)	(4,163)
Earnings from continuing operations before income taxes	25,872	38,862
Income tax expense	8,449	13,077
Earnings from continuing operations	$17,423	$25,785
Earnings from discontinued operations, net of income taxes	6,505	1,403
Net earnings	$23,928	$27,188
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.33	$0.50
Diluted	$0.33	$0.50
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.32	$0.49
Diluted	$0.32	$0.49
Earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.13	$0.03
Diluted	$0.13	$0.03
Earnings from discontinued operations per Class B Voting Common Share:
Basic	$0.12	$0.03
Diluted	$0.12	$0.02
Net Earnings per Class A Nonvoting Common Share:
Basic	$0.46	$0.53
Diluted	$0.46	$0.53
Dividends	$0.195	$0.19
Net earnings per Class B Voting Common Share:
Basic	$0.44	$0.52
Diluted	$0.44	$0.51
Dividends	$0.178	$0.173
Weighted average common shares outstanding (in thousands):
Basic	52,071	51,039
Diluted	52,419	51,312
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2013	2012
Net earnings	$23,928	$27,188
Other comprehensive income:
Foreign currency translation adjustments	16,535	18,493
Net investment hedge translation adjustments	(4,713)	(5,301)
Long-term intercompany loan translation adjustments	(173)	(1,594)
Cash flow hedges:
Net loss recognized in other comprehensive income	(15)	(557)
Reclassification adjustment for gains included in net earnings	(90)	(467)
	(105)	(1,024)
Pension and other post-retirement benefits:
Actuarial gain amortization	(66)	(11)
Prior service credit amortization	(51)	(51)
	(117)	(62)
Other comprehensive income, before tax	11,427	10,512
Income tax benefit related to items of other comprehensive income	2,642	2,255
Other comprehensive income, net of tax	14,069	12,767
Comprehensive income	$37,997	$39,955
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended October 31,
	(Unaudited)
	2013	2012
Operating activities:
Net earnings	$23,928	$27,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,878	10,675
Non-cash portion of stock-based compensation expense	2,600	4,399
Loss on sales of businesses	—	3,138
Deferred income taxes	(2,421)	(109)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(18,551)	(18,426)
Inventories	(12,461)	(8,141)
Prepaid expenses and other assets	(5,372)	(2,710)
Accounts payable and accrued liabilities	25,903	6,752
Income taxes	1,089	(2,548)
Net cash provided by operating activities	25,593	20,218
Investing activities:
Purchases of property, plant and equipment	(9,086)	(6,177)
Sales of businesses, net of cash retained	—	10,178
Other	(70)	(70)
Net cash (used in) provided by investing activities	(9,156)	3,931
Financing activities:
Payment of dividends	(10,149)	(9,705)
Proceeds from issuance of common stock	5,209	1,684
Purchase of treasury stock	—	(5,121)
Repayment of borrowing on notes payable	(24,000)	—
Income tax on the exercise of stock options and deferred compensation distributions, and other	(719)	401
Net cash (used in) financing activities	(29,659)	(12,741)
Effect of exchange rate changes on cash	4,033	4,001
Net (decrease) increase in cash and cash equivalents	(9,189)	15,409
Cash and cash equivalents, beginning of period	91,058	305,900
Cash and cash equivalents, end of period	$81,869	$321,309
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$4,151	$4,953
Income taxes, net of refunds	10,006	12,199
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2013
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2013 and July 31, 2013, and its results of operations, comprehensive income, and cash flows for the three months ended October 31, 2013 and 2012. The condensed consolidated balance sheet as of July 31, 2013 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2013.
The Company announced its plan to divest its Asia Die-Cut business in the third quarter of fiscal 2013, and incorporated its Balkhausen business into that plan during the fourth quarter of fiscal 2013. As a result, the assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale in the condensed consolidated balance sheets as of October 31, 2013 and July 31, 2013. The results of operations of the Company's Asia Die-Cut and Balkhausen businesses have been reported as discontinued operations within the condensed consolidated statements of earnings for all periods presented. In addition, the Brady Medical and Varitronics businesses that were divested in fiscal 2013 are included within discontinued operations. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to the Asia Die-Cut and Balkhausen discontinued operations. Refer to Note K, "Discontinued Operations" for further discussion regarding the businesses.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2013, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2013	$517,030	$100,206	$617,236
Purchase accounting adjustments	(755)	—	$(755)
Translation adjustments	3,956	3,728	$7,684
Balance as of October 31, 2013	$520,231	$103,934	$624,165

Goodwill increased $6,929 during the three months ended October 31, 2013. The increase was due to the positive effects of foreign translation of $7,684, partially offset by purchase accounting adjustments of $755 related to the filing of the final tax return and other deferred tax adjustments for the fiscal 2013 acquisition of Precision Dynamics Corporation ("PDC").

Goodwill at October 31, 2013 included $18,225 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $190,505.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2013				July 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,125	$(9,737)	$1,388	5	$11,053	$(9,597)	$1,456
Trademarks and other	5	15,809	(9,207)	6,602	5	15,289	(8,398)	6,891
Customer relationships	8	264,430	(151,475)	112,955	8	261,076	(144,620)	116,456
Non-compete agreements and other	4	15,263	(14,634)	629	4	14,942	(14,215)	727
Unamortized other intangible assets:
Trademarks	N/A	31,238	—	31,238	N/A	31,321	—	31,321
Total		$337,865	$(185,053)	$152,812		$333,681	$(176,830)	$156,851
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheets at October 31, 2013, differs from the value assigned to them in the original allocation of purchase price due to the effect of currency fluctuations between the date of acquisition and October 31, 2013.
Amortization expense on intangible assets was $5,077 and $4,147 for the three months ended October 31, 2013 and 2012, respectively. The amortization over each of the next five fiscal years is projected to be $19,629, $18,800, $16,598, $13,357 and $12,007 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.
NOTE C — Comprehensive Income
Comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented. The unrealized gain (loss) on cash flow hedges and the unamortized gain on postretirement plans are presented net of tax:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2013	99	1,853	54,111	56,063
Other comprehensive (loss) income before reclassification	(32)	—	14,273	14,241
Amounts reclassified from accumulated other comprehensive income	(55)	(117)	—	(172)
Ending balance, October 31, 2013	12	1,736	68,384	70,132
The increase in accumulated other comprehensive income for the three months ended October 31, 2013 compared to July 31, 2013 was primarily due to the appreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $172 in amounts reclassified from accumulated other comprehensive income, the $55 gain on cash flow hedges was reclassified into cost of products sold and the $117 gain on postretirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the three months ended October 31, 2013.

The following table illustrates the income tax benefit (expense) on the components of other comprehensive income for the three months ended October 31, 2013 and 2012:

	Three months ended October 31,
	2013	2012
Income tax benefit (expense) related to items of other comprehensive income:
Net investment hedge translation adjustments	$1,314	$1,953
Long-term intercompany loan settlements	1,403	55
Cash flow hedges	18	434
Other income tax adjustments	(93)	(187)
Income tax benefit related to items of other comprehensive income	$2,642	$2,255

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2013	2012
Numerator: (in thousands)
Earnings from continuing operations	$17,423	$25,785
Less:
Restricted stock dividends	(45)	(59)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$17,378	$25,726
Less:
Preferential dividends	(813)	(797)
Preferential dividends on dilutive stock options	(6)	(4)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$16,559	$24,925
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	52,071	51,039
Plus: Effect of dilutive stock options	348	273
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	52,419	51,312
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.33	$0.50
Diluted	$0.33	$0.50
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.32	$0.49
Diluted	$0.32	$0.49
Earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.13	$0.03
Diluted	$0.13	$0.03
Earnings from discontinued operations per Class B Voting Common Share:
Basic	$0.12	$0.03
Diluted	$0.12	$0.02
Net Earnings per Class A Nonvoting Common Share:
Basic	$0.46	$0.53
Diluted	$0.46	$0.53
Net earnings per Class B Voting Common Share:
Basic	$0.44	$0.52
Diluted	$0.44	$0.51

Options to purchase approximately 2,505,000 and 5,072,000 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2013 and 2012, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
Effective May 1, 2013, the Company is organized and managed on a global basis within two business platforms: Identification Solutions and Workplace Safety, which are the reportable segments.
The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, legal, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income (expense) and income taxes are also excluded when evaluating segment performance. Intersegment sales and transfers are recorded at cost plus a markup that reasonably approximates fair value.
Each business platform has a President that reports directly to the Company's chief operating decision maker, its Interim Chief Executive Officer and Chief Financial Officer. Each platform has its own distinct operations, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Interim Chief Executive Officer and Chief Financial Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three months ended October 31, 2013 and 2012:

	Three months ended October 31,
(Dollars in thousands)	2013	2012
Sales to External Customers
ID Solutions	$207,990	$161,244
Workplace Safety	97,984	109,622
Total Company	$305,974	$270,866
Segment Profit
ID Solutions	$50,110	$43,973
Workplace Safety	18,374	27,829
Total Company	$68,484	$71,802
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2013 and 2012:

	Three months ended October 31,
	2013	2012
Total profit from reportable segments	$68,484	$71,802
Unallocated amounts:
Administrative costs	(32,813)	(29,174)
Restructuring charges	(6,840)	—
Investment and other income	762	397
Interest expense	(3,721)	(4,163)
Earnings from continuing operations before income taxes	$25,872	$38,862

NOTE F – Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock unit awards ("RSUs"), or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.
The stock options have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Stock options issued under the plan, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant. The Company has also granted stock options to certain executives and key management employees that vest upon meeting certain financial performance conditions over the vesting schedule described above. These options are referred to herein as “performance-based” stock options. Performance-based stock options expire 10 years from the date of grant.
Restricted stock units issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The RSUs granted in fiscal 2014, referred to herein as "service-based restricted stock units," vest ratably over a three-year period, with one-third becoming deliverable one year after the grant date and one-third additional in each of the succeeding two years. The RSUs granted in fiscal 2013 vest upon meeting certain financial performance conditions over a specified vesting period, referred to herein as “performance-based restricted stock units.” The performance-based RSUs vest over a two-year period upon meeting both performance and service conditions. A restricted stock unit is equivalent to one share of Class A Nonvoting Common Stock upon vesting.
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
As of October 31, 2013, the Company has reserved 5,042,860 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares. A total of 3,921,653 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2013 and 2012, was $2,600 ($1,586 net of taxes) and $4,399 ($2,683 net of taxes), respectively.
As of October 31, 2013, total unrecognized compensation cost related to stock-based compensation awards was $10,753 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.
The Company has estimated the fair value of its service-based option awards granted during the three months ended October 31, 2013 and 2012, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2013	2012
Expected term (in years)	5.92	5.94
Expected volatility	37.41%	38.73%
Expected dividend yield	2.36%	2.20%
Risk-free interest rate	1.78%	0.89%
Weighted-average market value of underlying stock at grant date	$31.07	$30.21
Weighted-average exercise price	$31.07	$30.21
Weighted-average fair value of options granted during the period	$9.18	$8.96

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
The Company granted 347,145 service-based stock options during the three months ended October 31, 2013, with a weighted average exercise price of $31.07 and a weighted average fair value of $9.18.
A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2013	5,106,585	$30.68
New grants	347,145	31.07
Exercised	(213,548)	27.06
Forfeited or expired	(434,848)	32.79
Outstanding at October 31, 2013	4,805,334	$30.68	6.1	$4,518
Exercisable at October 31, 2013	3,466,777	$30.93	5.1	$4,079
There were 3,466,777 and 4,231,429 options exercisable with a weighted average exercise price of $30.93 and $29.78 at October 31, 2013 and 2012, respectively. The cash received from the exercise of options during the three months ended October 31, 2013 and 2012, was $5,209 and $1,684, respectively. The tax benefit on options exercised during the three months ended October 31, 2013 and 2012 was $472 and $635, respectively.
The total intrinsic value of options exercised during the three months ended October 31, 2013 and 2012, based upon the average market price at the time of exercise during the period, was $1,211 and $2,033, respectively. The total fair value of stock options vested during the three months ended October 31, 2013 and 2012, was $8,383 and $6,330, respectively.
The Company granted 95,765 service-based RSUs in September 2013, with a grant price and fair value of $31.07. The Company granted 5,000 shares of service-based restricted stock in October 2013, with a grant price and fair value of $29.70.
The following table summarizes RSUs and restricted stock activity under the Company's share-based compensation plans for the three months ended October 31, 2013:

RSUs	Units	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	10,000	$30.21
New grants	95,765	31.07
Vested	—	—
Forfeited	(407)	31.07
Outstanding at October 31, 2013	105,358	$30.99

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	226,667	$31.52
New grants	5,000	29.70
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2013	231,667	$31.48

NOTE G — Fair Value Measurements
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2013, and July 31, 2013, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2013
Trading securities	$15,133	$—	$15,133	Other assets
Foreign exchange contracts	—	438	438	Prepaid expenses and other current assets
Total Assets	$15,133	$438	$15,571
Foreign exchange contracts	$—	$408	$408	Other current liabilities
Total Liabilities	$—	$408	$408
July 31, 2013
Trading securities	$14,975	$—	$14,975	Other assets
Foreign exchange contracts	—	294	294	Prepaid expenses and other current assets
Total Assets	$14,975	$294	$15,269
Foreign exchange contracts	$—	$890	$890	Other current liabilities
Total Liabilities	$—	$890	$890
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

Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note I, “Derivatives and Hedging Activities,” for additional information.

There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three months ended October 31, 2013 and 2012. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2013, except for the fair value measurement performed on the Asia Die-Cut and Balkhausen disposal groups. The assets and liabilities of these disposal groups were recorded at approximate fair value less costs to sell and classified as "Assets held for sale" and "Liabilities held for sale" on the condensed consolidated balance sheets as of October 31, 2013, and July 31, 2013. Fair value was determined utilizing a combination of external market factors and internal projections. A loss on the write-down of the disposal group of $15,658 was recorded within discontinued operations in the third quarter of fiscal 2013. There were no additional fair value adjustments recorded during the three months ended October 31, 2013.

During fiscal 2013, goodwill with a carrying amount of $183,146 in the WPS Americas reporting unit was written down to its estimated implied fair value of $10,866 and represented a Level 3 asset measured at fair value on a nonrecurring basis at July 31, 2013, which was subsequent to its original recognition. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Intangible assets consisted of customer relationships and tradenames, which were valued using the income approach. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $25,449 were written down to the estimated fair value of $14,881 and represented a Level 3 asset measured at fair value on a nonrecurring basis at July 31, 2013, which was subsequent to its original recognition.

During fiscal 2013, goodwill with a carrying amount of $18,225 in the IDS APAC reporting unit was written off in its entirety and represented a Level 3 asset measured at fair value on a nonrecurring basis at July 31, 2013, which was subsequent to its original recognition. In order to arrive at the implied fair value of goodwill, the Company completed a qualitative assessment because the amount by which the carrying value exceeded fair value was more than the balance of goodwill remaining.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $279,117 and $288,055 at October 31, 2013 and July 31, 2013, respectively, as compared to the carrying value of $265,677 and $265,595 at October 31, 2013 and July 31, 2013, respectively.
There was $15,000 outstanding on the Company's revolving loan agreement and $11,442 outstanding on the Company's USD-denominated line of credit facility with Bank of America in China at October 31, 2013. These outstanding balances are classified as "Notes Payable" in the amount of $26,442 on the condensed consolidated balance sheets, and the fair value approximates carrying value due to the short-term nature of the instruments. See Note L, "Notes Payable," for additional information.
NOTE H — Restructuring
During the quarter ended October 31, 2013, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company is implementing the restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $30 million in fiscal 2014 due primarily to facility consolidation activities. While it is expected the majority of this restructuring will be complete by the end of fiscal 2014, the timing of facility consolidations could change, which could impact the amount of restructuring charges recorded in fiscal 2014. The Company expects approximately $10 million in annualized, pre-tax operational savings from these restructuring activities.
In fiscal 2013, the Company implemented a restructuring plan to reduce its global workforce to address its cost structure, with annual savings of approximately $25 million exclusive of reinvestments into ongoing business initiatives.
As a result of these restructuring plans, the Company incurred restructuring charges during the three months ended October 31, 2013 of $6,840 in continuing operations. These restructuring charges consisted of $6,492 of employee separation costs, which included $883 of separation costs related to the former CEO, and $348 of other facility closure related costs. Of the $6,840 of restructuring charges recorded during the quarter, $3,977 was incurred within IDS and $2,863 within WPS.
The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.

A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Other	Total
Beginning balance, July 31, 2013	$11,475	$2,731	$14,206
Restructuring charges in continuing operations	6,492	348	6,840
Restructuring charges in discontinued operations	93	—	93
Cash payments	(6,911)	(1,765)	(8,676)
Ending balance, October 31, 2013	$11,149	$1,314	$12,463
NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2013 and July 31, 2013, the notional amount of outstanding forward exchange contracts was $106,972 and $157,500, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At October 31, 2013, unrealized gains of $15 have been included in OCI. As of October 31, 2012, unrealized losses of $557 were included in OCI. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2013 and 2012, the Company reclassified gains of $90 and $467 from OCI into earnings, respectively. At October 31, 2013, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $13,601, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars. There were no outstanding forward foreign exchange contracts designated as cash flow hedges as of July 31, 2013.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At October 31, 2013, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At October 31, 2013 and July 31, 2013, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $4,500. As of October 31, 2013 and 2012, the Company recognized OCI losses of $244 and $5,301, respectively, on its net investment hedges.

Non-Designated Hedges
For the three months ended October 31, 2013 and 2012, the Company recognized gains of $1,447 and $186, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2013		July 31, 2013		October 31, 2013		July 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$13	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	18	Prepaid expenses and other current assets	7	Other current liabilities	—	Other current liabilities	—
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	103,013	Long term obligations, less current maturities	99,750
Total derivatives designated as hedging instruments		$31		$7		$103,013		$99,750
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$407	Prepaid expenses and other current assets	$287	Other current liabilities	$408	Other current liabilities	$890
Total derivatives not designated as hedging instruments		$407		$287		$408		$890
NOTE J — Acquisitions
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's ID Solutions segment. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks and the balance from cash on hand. The Company has repaid a total of $205,000 of the borrowing, of which $24,000 was repaid during the three months ended October 31, 2013. The outstanding balance under the revolving loan agreement was $15,000 as of October 31, 2013.
The Company acquired PDC to create an anchor position in the healthcare sector, consistent with the Company's mission to identify and protect premises, products and people. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.

The table below details a preliminary allocation of the PDC purchase price:

Fair values:	October 31, 2013
Cash and cash equivalents	$12,904
Accounts receivable — net	21,178
Total inventories	16,788
Prepaid expenses and other current assets	4,232
Goodwill	169,425
Other intangible assets	109,300
Other assets	483
Property, plant and equipment	18,015
Accounts payable	(9,921)
Wages and amounts withheld from employees	(4,234)
Taxes, other than income taxes	(600)
Accrued income taxes	(57)
Other current liabilities	(5,245)
Other long-term liabilities	(18,207)
314,061
Less: cash acquired	(12,904)
Fair value of total consideration	$301,157
The final purchase price allocation is subject to the conclusion of various state and local tax filing determinations and other contingencies. The final valuation is expected to be completed as soon as is practicable but no later than 12 months after the closing date of the acquisition. The intangible assets consist of a customer relationship of $102,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. Of the total $169,425 in acquired goodwill, $57,374 is tax deductible, and $51,672of the total $109,300 in intangible assets is tax deductible.
The following table reflects the unaudited pro forma operating results of the Company for the three months ended October 31, 2013 and 2012, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after adjusting for the amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	Three months ended October 31,
	2013	2012
Net sales, as reported	$305,974	$270,866
Net sales, pro forma	305,974	312,916
Earnings from continuing operations, as reported	17,423	25,785
Earnings from continuing operations, pro forma	17,423	26,689
Basic earnings from continuing operations per Class A Common Share, as reported	0.33	0.50
Basic earnings from continuing operations per Class A Common Share, pro forma	0.33	0.52
Diluted earnings from continuing operations per Class A Common Share, as reported	0.33	0.50
Diluted earnings from continuing operations per Class A Common Share, pro forma	0.33	0.52
Pro forma results for the three months ended October 31, 2012 were adjusted to include $323 in interest expense on acquisition debt and $554 in income tax benefit, and also includes $3,130 of pretax amortization expense related to intangible assets.

NOTE K — Discontinued Operations

The Company announced its plan to divest its Asia Die-Cut business in the third quarter of fiscal 2013, and incorporated its Balkhausen business into that plan during the fourth quarter of fiscal 2013. As a result, the businesses have been classified as assets and liabilities held for sale in accordance with the authoritative literature as of October 31, 2013. The disposal groups have been recorded based on the estimated fair value less costs to sell, which resulted in a write down of $15,658, recorded in the third quarter of fiscal 2013. The operating results have been reported as discontinued operations for the comparative periods ended October 31, 2013 and 2012, including the operating results of the following two previously divested businesses:

Divestitures	Segment	Date Completed
Precision Converting, LLC (“Brady Medical”)	ID Solutions	August 2012
Varitronics	ID Solutions	October 2012

The following table summarizes the operating results of discontinued operations for the three months ended October 31, 2013 and 2012:

	Three Months Ended October 31,
	2013	2012
Net sales	$67,413	$68,141
Earnings from operations of discontinued businesses	9,185	1,807
Income tax expense	(2,680)	(404)
Earnings from discontinued operations, net of income tax	$6,505	$1,403

The following table details assets and liabilities of the Asia Die-Cut & Balkhausen disposal groups classified as held for sale as of October 31, 2013:

October 31, 2013
Accounts receivable—net	$55,677
Total inventories	24,459
Prepaid expenses and other current assets	459
Total current assets	80,595

Other assets:
Goodwill	37,772
Other intangible assets	914
Other	556
Property, plant and equipment—net	28,437
Total assets	$148,274

Current liabilities:
Accounts payable	$38,523
Wages and amounts withheld from employees	3,669
Other current liabilities	1,784
Total current liabilities	43,976

Net assets of disposal group	104,298
Less: write-down on disposal group	(15,658)
Net assets of disposal group at fair value	$88,640

In accordance with authoritative literature, accumulated other comprehensive income will be reclassified to the statement of earnings upon liquidation or substantial liquidation of the disposal group.

NOTE L - Notes Payable
In December 2012, the Company drew down $220,000 from its revolving loan agreement with a group of six banks to fund a portion of the purchase price of the acquisition of PDC. As of July 31, 2013, there was $39,000 outstanding on this revolving loan agreement. During the three months ended October 31, 2013, the Company repaid $24,000 of the borrowing and the Company intends to repay the remainder of the borrowing within 12 months of the current period end. As such, the borrowing is classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets. During the three months ended October 31, 2013, the maximum amount outstanding on the revolving loan agreement was $39,000. As of October 31, 2013, the outstanding balance on the credit facility was $15,000 and there was $285,000 available for future borrowing under the credit facility, which can be increased to $435,000 at the Company's option, subject to certain conditions.
In February 2013, the Company entered into a USD-denominated line of credit facility in China. The facility supports USD-denominated borrowing to fund working capital and operations for the Company's Chinese entities. During the three months ended October 31, 2013, the maximum amount outstanding was $11,442 which was the balance outstanding at October 31, 2013. As of October 31, 2013, there was $14,758 available for future borrowing under this credit facility.
As of October 31, 2013, borrowings on the revolving loan agreement and China line of credit were as follows:

	Interest Rate	October 31, 2013
USD-denominated borrowing on revolving loan agreement	1.2598%	$15,000
USD-denominated borrowing on China line of credit	1.5298%	11,442
Notes payable	1.3766%	$26,442
NOTE M — New Accounting Pronouncements
In January 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarified that the scope of the disclosures under U.S. GAAP is limited to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are offset either in accordance with ASC 210 or ASC 815. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. Disclosures are to be provided retrospectively for all periods presented. The adoption of this update did not have an impact on the Company's condensed consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires entities to disclose additional information for items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified out of AOCI and into net earnings in their entirety, entities are required to disclose the effect of the reclassification in each affected line in the statement of earnings. For AOCI reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required U.S. GAAP disclosures is required. This information may be provided either in the notes or parenthetically on the face of the statement that reports net earnings as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net earnings if it has items that are not reclassified in their entirety into net earnings. The adoption of this update did not have a material impact on the Company's condensed consolidated financial statements; however, the Company provided additional disclosures as required by ASU 2013-02 in Note C, "Comprehensive Income," in the notes to the condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which applies to the release of the cumulative translation adjustment into net earnings when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a business if the parent ceases to have a controlling financial interest in that group of assets, and resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this update will not have a material impact on the consolidated financial statements of the Company.
In July 2013, the FASB issued 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company is not anticipating adoption of this update to have a material impact on the Company's consolidated financial statements.
NOTE N — Subsequent Events

On November 20, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on January 31, 2014 to shareholders of record at the close of business on January 10, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview

Brady Corporation is a global manufacturer and supplier of identification solutions, specialty materials, and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications, along with a commitment to quality and service, a global footprint and multiple sales channels, have made Brady a leader in many of its markets.

The Company made significant portfolio and management decisions during fiscal 2013 in order to better position the Company for growth in the future, including:

•	Divestiture of non-strategic businesses and the announcement of management’s intent to divest its Die-Cut business in order to reduce its reliance on the less profitable consumer electronics industry.

•	Acquisition of Precision Dynamics Corporation (“PDC”), a leader in healthcare identification, providing Brady with an entrance into the healthcare industry.

•	Realignment of business structure from regional to two global product-based platforms: Identification Solutions (“IDS”) and Workplace Safety (“WPS”).

Refer to Part I, Item 1, "Business," of the Company’s fiscal 2013 Form 10-K for additional information regarding fiscal 2013 activities impacting the business.

With these structural changes in place, the Company is targeting the following key initiatives in fiscal 2014:

•
Returning the Workplace Safety business to organic growth by the second half of the fiscal year. We are expanding our multi-channel direct marketing model by providing a broader set of workplace safety products with an increased focus on e-business.

•
Executing organic growth initiatives in our Identification Solutions business by increasing our sales force in selected established economies while expanding our focus on strategic accounts and product catagories.

•	Completing the sale of the Die-Cut business.

•	Improving service to customers and reducing our cost structure through the consolidation of selected manufacturing facilities in the Americas and Europe.

The Company’s largest segment, IDS, which represents approximately 70% of sales in continuing operations, has realized modest organic sales growth during the first quarter.We continue to focus on key markets and accounts, our sales force, and development of proprietary products. Sales within the WPS segment have declined and we are implementing several strategies in order to return to organic sales growth, which will require approximately $14 million of incremental investment during fiscal 2014.

Results of Operations

A comparison of results of Operating Income for the quarters ended October 31, 2013 and 2012 is as follows:

	Quarter ended October 31,			Quarter ended October 31,
(Dollars in thousands)	2013	% Sales	% Change	2012	% Sales
Net Sales	$305,974		13.0%	$270,866
Gross Margin	156,945	51.3%	5.0%	149,524	55.2%
Operating Expenses:
Research and Development	8,587	2.8%	8.9%	7,887	2.9%
Selling, General & Administrative	112,687	36.8%	13.8%	99,009	36.6%
Restructuring charges	6,840	2.2%	N/A	—	—%
Total operating expenses	128,114	41.9%	19.8%	106,896	39.5%
Operating Income	$28,831	9.4%	(32.4)%	$42,628	15.7%

Sales for the quarter ended October 31, 2013 increased 13.0% to $306.0 million, compared to $270.9 million in the same period of the last fiscal year. The increase in sales was primarily attributable to acquisition growth of 15.6%, which was partially offset by an organic sales decline of 2.2% and a negative currency impact of 0.4%. The Company acquired PDC within the IDS segment in December 2012.

Gross margin as a percentage of sales declined to 51.3% for the quarter ended October 31, 2013 from 55.2% in the same quarter last year. Approximately 120 basis points of the gross margin decline related to PDC. As PDC is a lower gross margin business compared to the Company's average, the year-over-year decline is expected to continue through the second quarter of fiscal 2014. The remainder of the decrease in gross margin was primarily due to the sales decline and pricing actions within the WPS segment. Although organic growth within the IDS segment leveraged fixed costs, this improvement was partially offset by raw material cost increases when compared to the same quarter in the prior year.

Research and development for the quarter ended October 31, 2013, increased 8.9% to $8.6 million, compared to $7.9 million in the same period of the prior fiscal year. The increase was due to the addition of PDC and the timing of expenditures on printer product developments.

Selling, general and administrative (“SG&A”) expenses increased 13.7% to $112.7 million for the quarter ended October 31, 2013, compared to $99.1 million for the same period in the prior year. Nearly all of this increase related to the addition of PDC.

During the quarter ended October 31, 2013, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company is implementing the restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $30 million in fiscal 2014 due primarily to facility consolidation activities. While it is expected the majority of this restructuring will be complete by the end of fiscal 2014, the timing of facility consolidations could change,which could impact the amount of restructuring charges recorded in fiscal 2014. The Company expects approximately $10 million in annualized, pre-tax operational savings from these restructuring activities. Restructuring charges for the quarter ended October 31, 2013 were $6.8 million and consisted primarily of employee separation costs, including $0.9 million related to the former CEO. Approximately $4.0 million and $2.8 million were incurred in the IDS and WPS segments, respectively.

Operating income was $28.8 million during the quarter ended October 31, 2013. Excluding restructuring charges of $6.8 million, operating income was $35.6 million for the quarter ended October 31, 2013, compared to operating income of $42.6 million in the same quarter of the prior year. The decline of $7.0 million was primarily due to the decrease in sales and segment profit within the WPS segment, which was partially offset by the increase in sales and profit from the addition of PDC.

OPERATING INCOME TO NET EARNINGS

	Quarter ended October 31,		Quarter ended October 31,
(Dollars in thousands)	2013	% Sales	2012	% Sales
Operating income	$28,831	9.4%	$42,628	15.7%
Other income and (expense):
Investment and other income	762	0.2%	397	0.1%
Interest expense	(3,721)	(1.2)%	(4,163)	(1.5)%
Earnings from continuing operations before tax	25,872	8.5%	38,862	14.3%
Income tax expense	8,449	2.8%	13,077	4.8%
Earnings from continuing operations	$17,423	5.7%	$25,785	9.5%
Earnings from discontinued operations, net of income taxes	6,505	2.1%	1,403	0.5%
Net earnings	$23,928	7.8%	$27,188	10.0%

Investment and other income increased to $0.8 million for the quarter ended October 31, 2013, from $0.4 million for the same period in the prior year. This was primarily due to an increase in the market value of securities held in executive deferred compensation plans.

Interest expense decreased to $3.7 million for the quarter ended October 31, 2013, from $4.2 million for the same period in the prior year. The decrease was due to the Company’s declining principal balance under its outstanding loan agreements.

The Company’s income tax rate on continuing operations was 32.7% for the quarter ended October 31, 2013, a decrease from 33.6% for the same period in the prior year. The income tax rate for the first quarter is anticipated to be higher than the tax rate for the total fiscal year due to the timing of transactions.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen businesses, which are classified as held for sale as of October 31, 2013. In addition, discontinued operations include the divestitures of Brady Medical and Varitronics which took place in August 2012 and October 2012, respectively, both within the IDS segment. Income from discontinued operations net of income taxes was $6.5 million and $1.4 million for the quarters ended October 31, 2013 and 2012, respectively. The increase in income from discontinued operations was due to the loss of $3.4 million on the divestitures of Brady Medical and Varitronics recognized during the quarter ended October 31, 2012, as well as the discontinuance of depreciation and amortization expense of $3.0 million (pre-tax) from operating results during the quarter ended October 31, 2013. The Asia Die-Cut business was first reported as held for sale as of the third quarter of fiscal 2013 ended April 30, 2013, and the Balkhausen business was first reported as held for sale as of the fourth quarter of fiscal 2013 ended July 31, 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP.

Business Segment Operating Results

The Company is organized and managed on a global basis within two business platforms: IDS and WPS, which are the reportable segments. Each business platform has a President that reports directly to the Company's chief operating decision maker, its Interim Chief Executive Officer and Chief Financial Officer. Each platform has its own distinct operations, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Interim Chief Executive Officer and Chief Financial Officer to allocate resources and assess performance.

The following is a summary of segment information for the three months ended October 31, 2013 and 2012:

	Three months ended October 31,
(Dollars in thousands)	2013	2012
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$207,990	$161,244
Workplace Safety	97,984	109,622
Total	$305,974	$270,866
SALES GROWTH INFORMATION
ID Solutions
Organic	3.0%	0.4%
Currency	(0.2)%	(2.5)%
Acquisitions	26.2%	0.4%
Total	29.0%	(1.7)%
Workplace Safety
Organic	(10.0)%	(3.3)%
Currency	(0.6)%	(2.3)%
Acquisitions	—%	5.8%
Total	(10.6)%	0.2%
Total Company
Organic	(2.2)%	(1.1)%
Currency	(0.4)%	(2.4)%
Acquisitions	15.6%	2.6%
Total	13.0%	(0.9)%
SEGMENT PROFIT
ID Solutions	$50,110	$43,973
Workplace Safety	18,374	27,829
Total	$68,484	$71,802
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	24.1%	27.3%
Workplace Safety	18.8%	25.4%
Total	22.4%	26.5%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2013 and 2012:

	Three months ended October 31,
	2013	2012
Total profit from reportable segments	$68,484	$71,802
Unallocated amounts:
Administrative costs	(32,813)	(29,174)
Restructuring charges	(6,840)	—
Investment and other income	762	397
Interest expense	(3,721)	(4,163)
Earnings from continuing operations before income taxes	$25,872	$38,862

ID Solutions

Approximately 75% of net sales in the IDS segment were generated in the Americas region, 15% in EMEA and 10% in APAC. Net sales increased by 29.0% to $208.0 million for the quarter ended October 31, 2013, compared to $161.2 million for the same period in the prior year. Organic sales increased 3.0%, growth from the acquisition of PDC in December 2012 was 26.2%, and the impact from currency fluctuations was a negative 0.2%. The IDS segment experienced double-digit organic sales growth within APAC, followed by mid-single-digit growth in EMEA and low-single-digit growth in the Americas.

The IDS business within the U.S. experienced an expansion in its core product line sales including product, wire, and safety and facility identification. This growth within the U.S. was offset by a high single digit organic sales decline in Brazil as pricing challenges, quality issues and difficult economic conditions resulted in the loss of share at certain OEM customers.

The IDS business in EMEA experienced mid-single-digit organic sales growth. This growth was driven by Central Europe, the Middle East, and Africa, which realized high single-digit growth and an improvement in the overall economy in Western Europe.

The IDS business in APAC was strong due to improved results with our existing OEM consumer electronics customers. We continue to diversify our OEM customer base beyond consumer electronics and as the business continues to transition from an integrated business with Asia Die-Cut to a stand-alone business focused on identification solutions, the emphasis will be on providing high quality, region-specific products and exceptional customer service to a broader group of customers.

The PDC business is generally correlated to hospital admission rates, and it performed as anticipated during the quarter ended October 31, 2013, with sales of $42.3 million. Organic sales were flat and hospital admission rates declined slightly compared to the same period in the prior year. Looking forward, we anticipate hospital admission rates to decline slightly; therefore our growth in the healthcare industry will be derived from continued expansion of our customer base in the United States and Western Europe.

Segment profit increased to $50.1 million for the quarter ended October 31, 2013, compared to $44.0 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 24.1% for the quarter from 27.2% for the same period in the prior year. Although PDC added approximately $8.3 million in segment profit in the quarter, its results were dilutive to our segment profit percentage. Segment profit as a percentage of sales further declined due to operating results in Brazil.

Effective August 1, 2013, on account of a change in management structure, the existing Brady PeopleID business, which was part of the IDS Americas and Europe reporting unit in fiscal 2013, was integrated into the PeopleID reporting unit, which previously consisted entirely of the PDC business. The Company completed an analysis to conclude upon the appropriate goodwill allocation and any impairment indicators as a result of this change.The PeopleID reporting unit had a fair value in excess of carrying value of 12% and a goodwill balance of $195.9 million at October 31, 2013. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit’s products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. If the PeopleID reporting unit does not meet its projections, it could become impaired. The assumptions with the most impact on our determination of the fair value of the PeopleID reporting unit are sales growth and profitability. A reduction in the annual sales growth or annual profitability assumptions by 100 basis points would result in a fair value of less than carrying value for the reporting unit.

WPS

Approximately 50% of net sales in the WPS segment were generated in EMEA, 35% in the Americas and 15% in APAC. The WPS business segment sales have declined for the last 8 quarters due to a reduction in direct catalog mailings, increased e-commerce competition and pricing pressures. As a result, in connection with our organizational change to global business platforms during the second half of fiscal 2013, we refined our WPS strategy to focus on and invest in the following: increasing our volume of direct catalog mailings, expanding our e-commerce presence, increasing the offering of workplace safety products, enhancing our industry expertise, and adjusting our pricing strategies. We anticipate improving organic sales trends in the second half of fiscal 2014 from these growth initiatives.

Net sales decreased by 10.6% to $98.0 million for the quarter ended October 31, 2013, compared to $109.6 million for the same period in the prior year. Organic sales decreased by 10.0% and the impact from currency fluctuations was a negative 0.6%. Organic sales declined within all geographies, with a double-digit decline in Australia, while the organic sales declines in the Americas and EMEA were in the high single digits.

The WPS Americas business and the WPS EMEA business, based primarily in the established Western European economies, both experienced high single digit organic sales declines due to a reduction in direct catalog mailings, increased e-commerce competition and pricing pressures.

Australia, included within the WPS segment, was the primary driver for the sales decline in the WPS APAC business due to its continued economic weakness. In addition, we have a higher concentration in industries that are tied to manufacturing, non-residential construction, and most importantly, mining, all of which have declined during the quarter.

Segment profit decreased to $18.4 million for the quarter ended October 31, 2013, compared to $27.8 million for the same period in the prior year. As a percentage of sales, segment profit decreased to 18.8% for the quarter from 25.4% for the same period in the prior year. As anticipated, we are experiencing degradation in our segment profit margins due to increased pricing pressures, changes in mix, and the strategic investments intended to return the business to growth.

The WPS Europe and WPS APAC reporting units had goodwill of $59.5 million and $33.5 million, respectively, as of October 31, 2013. These reporting units have experienced a decline in sales for the last eight quarters primarily due to reduced sales generated from catalogs as customers move to the internet, as well as an economic slowdown within Western Europe and Australia. Although our sales in e-commerce have increased, the shift is not sufficient to entirely compensate for the lost sales from the traditional catalog model. The Company is addressing this via investments in digital capabilities and focused emphasis on growing the customer base, and we anticipate improving organic sales trends in the second half of fiscal 2014 and returning to annual sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2013 for these reporting units resulted in a significant fair value excess over carrying value, which the Company considers to be at 20% or greater. However, if the Company does not realize a sufficient return on the strategic investment in the WPS business, these reporting units could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded. The third reporting unit in the WPS segment is WPS Americas, which had goodwill of $10.9 million as of October 31, 2013. This reporting unit was impaired during fiscal 2013 and had a significant excess of fair value over carrying value subsequent to the impairment charge.
Financial Condition

Cash and cash equivalents decreased by $9.2 million and increased by $15.4 million during the quarters ended October 31, 2013 and 2012, respectively. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$25,593	$20,218
Investing activities	(9,156)	3,931
Financing activities	(29,659)	(12,741)
Effect of exchange rate changes on cash	4,033	4,001
Net (decrease) increase in cash and cash equivalents	$(9,189)	$15,409

Net cash provided by operating activities was $25.6 million for the quarter ended October 31, 2013, compared to $20.2 million in the same quarter of the prior year. The increase in cash provided by operating activities of $5.4 million was primarily due to the decrease in incentive compensation payments of approximately $13 millionin fiscal 2014 compared to fiscal 2013. This increase in cash provided by operating activities was partially offset by the decline in net income of approximately $8 million. Working capital remained consistent overall from October 31, 2012 to 2013; however, the components changed slightly due to an increase in inventory as a result of the facility consolidation, which was partially offset by improvements in accrued liabilities due to the timing of restructuring, commissions, and payroll.

Net cash used in investing activities was $9.2 million for the quarter ended October 31, 2013, compared to net cash provided by investing activities of $3.9 million in the same quarter of the prior year. The increase in cash used in investing activities of $13.1 million was primarily due to the cash received of $10.2 million from the divestitures of Brady Medical and Varitronics during the quarter ended October 31, 2012. In addition, capital expenditures increased by $2.9 million in the current quarter, primarily due to the facility consolidation activities in the U.S. and Europe and increased investments in digital technology in the WPS segment.

Net cash used in financing activities was $29.7 million during the quarter ended October 31, 2013, compared to net cash used in financing activities of $12.7 million in the same quarter of the prior year. The increase in cash used in financing activities was primarily due to $24.0 million of repayments of notes payable in the current quarter, which was partially offset by the repurchase of $5.1 million of common shares that occurred in the prior year.

During fiscal 2004 through fiscal 2007, the Company completed three private placement note issuances totaling $500 million of ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.14% to 5.33%. The notes must be repaid equally over seven years, with initial payment due dates ranging from 2008 to 2011, with interest payable on the notes semiannually on various dates throughout the year, which began in December 2004. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date.

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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million.

In December 2012, the Company drew down $220.0 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. As of July 31, 2013, there was $39.0 million outstanding on this revolving loan agreement. During the quarter ended October 31, 2013, the Company repaid an additional $24.0 million of this borrowing and the maximum amount outstanding on the revolving loan agreement was $39.0 million. As of October 31, 2013, the outstanding balance on the revolving loan agreement was $15.0 million and there was $285.0 million available for future borrowing under the credit facility, which could be increased to $435.0 million at the Company's option, subject to certain conditions.

In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China. The line of credit supports USD-denominated or RMB-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity of the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During fiscal 2014, the maximum amount outstanding was $11.4 million, comprised entirely of USD-denominated borrowings, which was the balance outstanding at October 31, 2013. As of October 31, 2013, there was $14.8 million available for future borrowing under this credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve month EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of October 31, 2013, the Company was in compliance with the financial covenant of the June 2004, February 2006, and March 2007 private placement agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.7 to 1.0. As of October 31, 2013, the Company was in compliance with the financial covenant of the May 2010 private placement agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.6 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve month EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2013, the Company was in compliance with the financial covenants of the revolving loan agreement with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.6 to 1.0 and the interest expense coverage ratio equal to 9.4 to 1.0.

Total debt as a percentage of total debt plus stockholders' investment was 25.2% at October 31, 2013 and 27.4% at July 31, 2013. The decrease in the ratio was due to an increase in the Company’s stockholders’ investment of $35.2 million, which consisted of equivalent increases in both retained earnings and AOCI. Long-term obligations increased by $3.3 million due to the negative impact of foreign currency translation on the Company’s Euro-denominated debt.

Stockholders' investment increased $35.2 million from July 31, 2013 to October 31, 2013 primarily due to net earnings of $23.9 million and an increase in accumulated other comprehensive income of $14.1 million due to favorable currency translation. These increases were partially offset by $10.1 million of dividends paid.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2013, 90.1% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events Affecting Financial Condition
On November 20, 2013, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on January 31, 2014, to shareholders of record at the close of business on January 10, 2014.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
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

Forward-Looking Statements

In this quarterly report on Form 10-Q, statements that are not reported financial results or other historic information may be “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.

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

•	Future competition;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady's ability to retain significant contracts and customers;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Brady's ability to develop and successfully market new products;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with divestitures and businesses held for sale;

•	Risks associated with restructuring plans;

•	Environmental, health and safety compliance costs and liabilities;

•	Risk associated with loss of key talent;

•	Risk associated with product liability claims;

•	Technology changes and potential security violations to the Company's information technology systems;

•	Brady's ability to maintain compliance with its debt covenants;

•	Increase in our level of debt;

•	Potential write-offs of Brady's substantial intangible assets;

•	Unforeseen tax consequences;

•	Risks associated with our ownership structure; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2013. There has been no material change in this information since July 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Interim President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s Interim President & Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Restricted Stock Agreement with Thomas J. Felmer, dated October 7, 2013

10.2	Change of Control Agreement, dated as of December 4, 2013, entered into with Helena R. Nelligan

10.3	Change of Control Agreement, dated as of December 4, 2013, entered into with Lee E. Marks

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: December 6, 2013	/s/ THOMAS J. FELMER
Thomas J. Felmer
Interim President & Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)