Form 10-Q
period 2014-01-31
BRADY CORP
filed 2014-03-05
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2014
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
As of March 3, 2014, there were 48,609,923 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,116	$91,058
Accounts receivable—net	168,037	169,261
Inventories:
Finished products	68,170	64,544
Work-in-process	16,077	14,776
Raw materials and supplies	19,869	15,387
Total inventories	104,116	94,707
Assets held for sale	124,508	119,864
Prepaid expenses and other current assets	44,120	37,600
Total current assets	519,897	512,490
Other assets:
Goodwill	615,404	617,236
Other intangible assets	146,859	156,851
Deferred income taxes	9,449	8,623
Other	21,915	21,325
Property, plant and equipment:
Cost:
Land	7,738	7,861
Buildings and improvements	92,886	91,471
Machinery and equipment	272,128	266,787
Construction in progress	15,931	11,842
	388,683	377,961
Less accumulated depreciation	264,167	255,803
Property, plant and equipment—net	124,516	122,158
Total	$1,438,040	$1,438,683
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$23,946	$50,613
Accounts payable	86,918	82,519
Wages and amounts withheld from employees	36,386	42,413
Liabilities held for sale	31,755	34,583
Taxes, other than income taxes	7,028	8,243
Accrued income taxes	5,383	7,056
Other current liabilities	36,971	36,806
Current maturities on long-term debt	61,264	61,264
Total current liabilities	289,651	323,497
Long-term obligations, less current maturities	203,063	201,150
Other liabilities	81,896	83,239
Total liabilities	574,610	607,886
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 48,828,416 and 48,408,544 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	313,963	306,191
Earnings retained in the business	558,494	538,512
Treasury stock—2,353,071 and 2,626,276 shares, respectively of Class A nonvoting common stock, at cost	(64,346)	(69,797)
Accumulated other comprehensive income	54,427	56,063
Other	344	(720)
Total stockholders’ investment	863,430	830,797
Total	$1,438,040	$1,438,683

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales	$291,194	$272,702	$598,724	$544,717
Cost of products sold	148,658	130,811	298,341	252,641
Gross margin	142,536	141,891	300,383	292,076
Operating expenses:
Research and development	8,440	8,213	17,027	16,100
Selling, general and administrative	111,426	109,948	224,159	209,010
Restructuring charges	4,324	1,933	11,163	1,933
Total operating expenses	124,190	120,094	252,349	227,043
Operating income	18,346	21,797	48,034	65,033
Other income and (expense):
Investment and other income	255	898	1,017	1,294
Interest expense	(3,676)	(4,406)	(7,397)	(8,569)
Earnings from continuing operations before income taxes	14,925	18,289	41,654	57,758
Income tax expense	4,408	28,960	13,002	42,138
Earnings (loss) from continuing operations	$10,517	$(10,671)	$28,652	$15,620
Earnings from discontinued operations, net of income taxes	5,907	1,987	11,701	2,884
Net earnings (loss)	$16,424	$(8,684)	$40,353	$18,504
Earnings (loss) from continuing operations per Class A Nonvoting Common Share:
Basic	$0.20	$(0.21)	$0.55	$0.30
Diluted	$0.20	$(0.21)	$0.55	$0.30
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$0.20	$(0.21)	$0.53	$0.29
Diluted	$0.20	$(0.21)	$0.53	$0.29
Earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.11	$0.04	$0.22	$0.06
Diluted	$0.11	$0.04	$0.22	$0.06
Earnings from discontinued operations per Class B Voting Common Share:
Basic	$0.11	$0.04	$0.23	$0.05
Diluted	$0.11	$0.04	$0.22	$0.05
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.31	$(0.17)	$0.77	$0.36
Diluted	$0.31	$(0.17)	$0.77	$0.36
Dividends	$0.195	$0.19	$0.39	$0.38
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.31	$(0.17)	$0.76	$0.34
Diluted	$0.31	$(0.17)	$0.75	$0.34
Dividends	$0.195	$0.19	$0.373	$0.36
Weighted average common shares outstanding (in thousands):
Basic	52,208	51,177	52,140	51,108
Diluted	52,494	51,177	52,457	51,507
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net earnings (loss)	$16,424	$(8,684)	$40,353	$18,504
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,805)	9,578	(270)	28,071
Net investment hedge translation adjustments	348	(4,431)	(4,365)	(9,732)
Long-term intercompany loan translation adjustments	796	3,184	623	1,590
Cash flow hedges:
Net gain (loss) recognized in other comprehensive income	246	(441)	231	(998)
Reclassification adjustment for gains included in net earnings	(2)	(90)	(92)	(557)
	244	(531)	139	(1,555)
Pension and other post-retirement benefits:
Actuarial gain amortization	(66)	(12)	(132)	(24)
Prior service credit amortization	(51)	(50)	(102)	(101)
	(117)	(62)	(234)	(125)
Other comprehensive (loss) income, before tax	(15,534)	7,738	(4,107)	18,249
Income tax (expense) benefit related to items of other comprehensive income	(171)	1,560	2,471	3,815
Other comprehensive (loss) income, net of tax	(15,705)	9,298	(1,636)	22,064
Comprehensive income	$719	$614	$38,717	$40,568
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six months ended January 31,
	(Unaudited)
	2014	2013
Operating activities:
Net earnings	$40,353	$18,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,342	22,046
Non-cash portion of stock-based compensation expense	4,377	6,868
Non-cash portion of restructuring charges	97	200
Loss on sales of businesses	—	3,138
Deferred income taxes	(2,402)	26,050
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(1,418)	(5,418)
Inventories	(8,754)	(4,475)
Prepaid expenses and other assets	(3,505)	(2,772)
Accounts payable and accrued liabilities	(7,263)	(13,629)
Income taxes	(2,050)	(6,318)
Net cash provided by operating activities	41,777	44,194

Investing activities:
Purchases of property, plant and equipment	(17,607)	(15,667)
Acquisition of business, net of cash acquired	—	(300,757)
Sales of businesses, net of cash retained	—	10,178
Other	89	(549)
Net cash used in investing activities	(17,518)	(306,795)

Financing activities:
Payment of dividends	(20,370)	(19,499)
Proceeds from issuance of common stock	10,894	4,409
Purchase of treasury stock	—	(5,121)
Proceeds from borrowing on notes payable	—	220,000
Repayment of borrowing on notes payable	(30,000)	(112,472)
Proceeds from borrowings on line of credit	3,187	—
Income tax on the exercise of stock options and deferred compensation distributions, and other	(984)	1,273
Net cash (used in) provided by financing activities	(37,273)	88,590

Effect of exchange rate changes on cash	1,072	9,422

Net decrease in cash and cash equivalents	(11,942)	(164,589)
Cash and cash equivalents, beginning of period	91,058	305,900

Cash and cash equivalents, end of period	$79,116	$141,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$7,283	$7,866
Income taxes, net of refunds	14,083	19,964
Acquisitions:
Fair value of assets acquired, net of cash	—	$168,674
Liabilities assumed	—	(57,859)
Goodwill	—	189,942
Net cash paid for acquisitions	—	$300,757
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2014
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2014 and July 31, 2013, its results of operations and comprehensive income for the three and six months ended January 31, 2014 and 2013, and cash flows for the six months ended January 31, 2014 and 2013. The condensed consolidated balance sheet as of July 31, 2013 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company announced its plan to divest its Asia Die-Cut business in the third quarter of fiscal 2013, and incorporated its Balkhausen business into that plan during the fourth quarter of fiscal 2013 (collectively referred to as "Die-Cut"). As a result, the assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale in the condensed consolidated balance sheets as of January 31, 2014 and July 31, 2013. The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for all periods presented. In addition, the Brady Medical and Varitronics businesses that were divested in fiscal 2013 are included within discontinued operations. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to the Die-Cut business discontinued operations. Refer to Note K, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2014, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2013	$517,030	$100,206	$617,236
Purchase accounting adjustments	(2,168)	—	$(2,168)
Translation adjustments	(714)	1,050	$336
Balance as of January 31, 2014	$514,148	$101,256	$615,404

Goodwill decreased by $1,832 during the six months ended January 31, 2014. The decrease was due to purchase accounting adjustments of $2,168 for the deferred tax impact related to the release of escrow from the fiscal 2013 acquisition of Precision Dynamics Corporation ("PDC"), partially offset by the positive effects of foreign translation of $336.

Goodwill at January 31, 2014 included $18,225 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $190,505.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2014				July 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,299	$(9,883)	$1,416	5	$11,053	$(9,597)	$1,456
Trademarks and other	5	15,726	(9,761)	5,965	5	15,289	(8,398)	6,891
Customer relationships	8	261,245	(153,496)	107,749	8	261,076	(144,620)	116,456
Non-compete agreements and other	4	14,415	(13,761)	654	4	14,942	(14,215)	727
Unamortized other intangible assets:
Trademarks	N/A	31,075	—	31,075	N/A	31,321	—	31,321
Total		$333,760	$(186,901)	$146,859		$333,681	$(176,830)	$156,851
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheets at January 31, 2014, differs from the value assigned to them in the original allocation of purchase price due to the effect of currency fluctuations between the date of acquisition and January 31, 2014.
Amortization expense on intangible assets was $5,047 and $5,015 for the three months ended January 31, 2014 and 2013, respectively, and $10,124 and $9,162 for the six months ended January 31, 2014 and 2013, respectively. The amortization over each of the next five fiscal years is projected to be $19,376, $18,555, $16,364, $13,253 and $11,969 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.
NOTE C — Comprehensive Income
Comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented. The unrealized gain on cash flow hedges and the unamortized gain on postretirement plans are presented net of tax:

	Unrealized gain on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2013	$99	$1,853	$54,111	$56,063
Other comprehensive income (loss) before reclassification	136	—	(1,481)	(1,345)
Amounts reclassified from accumulated other comprehensive income	(57)	(234)	—	(291)
Ending balance, January 31, 2014	$178	$1,619	$52,630	$54,427
The decrease in accumulated other comprehensive income for the six months ended January 31, 2014 compared to July 31, 2013, was primarily due to the depreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $291 in amounts reclassified from accumulated other comprehensive income, the $57 gain on cash flow hedges was reclassified into cost of products sold and the $234 gain on postretirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2014.

The following table illustrates the income tax (expense) benefit on the components of other comprehensive income for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Income tax (expense) benefit related to items of other comprehensive income:
Net investment hedge translation adjustments	$(576)	$1,789	$738	$3,742
Long-term intercompany loan settlements	440	(647)	1,843	(592)
Cash flow hedges	(78)	164	(60)	598
Other income tax adjustments	43	254	(50)	67
Income tax (expense) benefit related to items of other comprehensive income	$(171)	$1,560	$2,471	$3,815

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Numerator: (in thousands)
Earnings (loss) from continuing operations	$10,517	$(10,671)	$28,652	$15,620
Less:
Restricted stock dividends	(16)	(60)	(61)	(119)
Numerator for basic and diluted earnings (loss) from continuing operations per Class A Nonvoting Common Share	$10,501	$(10,731)	$28,591	$15,501
Less:
Preferential dividends	—	—	(813)	(797)
Preferential dividends on dilutive stock options	—	—	(6)	(4)
Numerator for basic and diluted earnings (loss) from continuing operations per Class B Voting Common Share	$10,501	$(10,731)	$27,772	$14,700
Denominator: (in thousands)
Denominator for basic earnings (loss) from continuing operations per share for both Class A and Class B	52,208	51,177	52,140	51,108
Plus: Effect of dilutive stock options	286	—	317	399
Denominator for diluted earnings (loss) from continuing operations per share for both Class A and Class B	52,494	51,177	52,457	51,507
Earnings (loss) from continuing operations per Class A Nonvoting Common Share:
Basic	$0.20	$(0.21)	$0.55	$0.30
Diluted	$0.20	$(0.21)	$0.55	$0.30
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$0.20	$(0.21)	$0.53	$0.29
Diluted	$0.20	$(0.21)	$0.53	$0.29
Earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.11	$0.04	$0.22	$0.06
Diluted	$0.11	$0.04	$0.22	$0.06
Earnings from discontinued operations per Class B Voting Common Share:
Basic	$0.11	$0.04	$0.23	$0.05
Diluted	$0.11	$0.04	$0.22	$0.05
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.31	$(0.17)	$0.77	$0.36
Diluted	$0.31	$(0.17)	$0.77	$0.36
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.31	$(0.17)	$0.76	$0.34
Diluted	$0.31	$(0.17)	$0.75	$0.34
In accordance with ASC 260, "Earnings per share," dilutive options were not included in the computation of diluted loss per share for the three months ended January 31, 2013, since to do so would reduce the calculated loss per share.
Options to purchase approximately 2,537,000 and 3,539,000 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2014 and 2013, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. Options to purchase approximately 2,521,000 and 4,044,000 shares of Class A Nonvoting Common Stock for the six months ended January 31, 2014 and 2013, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Sales to External Customers
ID Solutions	$194,732	$168,234	$404,278	$330,627
Workplace Safety	96,462	104,468	194,446	214,090
Total Company	$291,194	$272,702	$598,724	$544,717
Segment Profit
ID Solutions	$37,526	$34,643	$88,493	$79,223
Workplace Safety	14,668	23,600	33,042	51,429
Total Company	$52,194	$58,243	$121,535	$130,652
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Total profit from reportable segments	$52,194	$58,243	$121,535	$130,652
Unallocated amounts:
Administrative costs	(29,524)	(34,513)	(62,338)	(63,686)
Restructuring charges	(4,324)	(1,933)	(11,163)	(1,933)
Investment and other income	255	898	1,017	1,294
Interest expense	(3,676)	(4,406)	(7,397)	(8,569)
Earnings from continuing operations before income taxes	$14,925	$18,289	$41,654	$57,758

NOTE F – Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock unit awards ("RSUs"), or restricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.
As of January 31, 2014, the Company has reserved 4,144,742 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares. A total of 3,932,311 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2014 and 2013, was $1,777 ($1,102 net of taxes) and $2,521 ($1,538 net of taxes), respectively. Expense recognized during the six months ended January 31, 2014 and 2013, was $4,377 ($2,714 net of taxes) and $6,868 ($4,190 net of taxes), respectively.
As of January 31, 2014, total unrecognized compensation cost related to stock-based compensation awards was $9,403 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.
The Company has estimated the fair value of its service-based option awards granted during the six months ended January 31, 2014 and 2013, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2014	2013
Expected term (in years)	5.97	5.95
Expected volatility	37.32%	38.68%
Expected dividend yield	2.35%	2.20%
Risk-free interest rate	1.80%	0.90%
Weighted-average market value of underlying stock at grant date	$30.98	$30.36
Weighted-average exercise price	$30.98	$30.36
Weighted-average fair value of options granted during the period	$9.17	$9.01

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
A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2013	5,106,585	$30.68
New grants	375,272	30.98
Exercised	(407,507)	26.99
Forfeited or expired	(545,070)	32.30
Outstanding at January 31, 2014	4,529,280	$30.84	5.8	$2,059
Exercisable at January 31, 2014	3,274,218	$31.14	4.7	$1,957
There were 3,274,218 and 4,049,293 options exercisable with a weighted average exercise price of $31.14 and $30.19 at January 31, 2014 and 2013, respectively. The cash received from the exercise of options during the three months ended January 31, 2014 and 2013, was $5,685 and $2,725, respectively. The cash received from the exercise of options during the six months ended January 31, 2014 and 2013, was $10,894 and $4,409, respectively. The tax benefit on options exercised during the three months ended January 31, 2014 and 2013 was $316 and $630, respectively. The tax benefit on options exercised during the six months ended January 31, 2014 and 2013 was $788 and $1,265, respectively.
The total intrinsic value of options exercised during the six months ended January 31, 2014 and 2013, based upon the average market price at the time of exercise during the period, was $2,020 and $4,216, respectively. The total fair value of stock options vested during the six months ended January 31, 2014 and 2013, was $6,338 and $10,832, respectively.

The following table summarizes the RSU and restricted share activity under the Company's share-based compensation plans for the six months ended January 31, 2014:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	5,000	$32.99
New grants	108,055	30.93
Vested	—	—
Forfeited	(1,710)	31.07
Outstanding at January 31, 2014	111,345	$31.02

Performance-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	231,667	$31.43
New grants	—	—
Vested	(35,001)	28.35
Forfeited	(116,666)	31.61
Outstanding at January 31, 2014	80,000	$32.50

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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2014 and July 31, 2013, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2014
Trading securities	$15,043	$—	$15,043	Other assets
Foreign exchange contracts	—	612	612	Prepaid expenses and other current assets
Total Assets	$15,043	$612	$15,655
Foreign exchange contracts	$—	$563	$563	Other current liabilities
Total Liabilities	$—	$563	$563
July 31, 2013
Trading securities	$14,975	$—	$14,975	Other assets
Foreign exchange contracts	—	294	294	Prepaid expenses and other current assets
Total Assets	$14,975	$294	$15,269
Foreign exchange contracts	$—	$890	$890	Other current liabilities
Total Liabilities	$—	$890	$890
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three or six months ended January 31, 2014 and 2013. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended January 31, 2014, except for the fair value measurement performed on the Die-Cut disposal group. The assets and liabilities of the disposal group were recorded at approximate fair value less costs to sell and classified as "Assets held for sale" and "Liabilities held for sale" on the condensed consolidated balance sheets as of January 31, 2014 and July 31, 2013. Fair value was determined utilizing a combination of external market factors and internal projections. A loss on the write-down of the disposal group of $15,658 was recorded within discontinued operations in the third quarter of fiscal 2013. There were no additional fair value adjustments recorded during the three or six months ended January 31, 2014.

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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $280,501 and $288,055 at January 31, 2014 and July 31, 2013, respectively, as compared to the carrying value of $264,327 and $262,414 at January 31, 2014 and July 31, 2013, respectively.
There was $9,000 outstanding on the Company's revolving loan agreement and $14,946 outstanding on the Company's USD-denominated line of credit facility with Bank of America in China at January 31, 2014. These outstanding balances are classified as "Notes Payable" in the amount of $23,946 on the condensed consolidated balance sheets, and the fair value approximates carrying value due to the short-term nature of the instruments. See Note L, "Notes Payable," for additional information.
NOTE H — Restructuring
During the six months ended January 31, 2014, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $22 million in fiscal 2014 due primarily to facility consolidation activities. Facility consolidation activities will extend into fiscal 2015.
As a result of these restructuring plans, the Company incurred restructuring charges of $4,324 and $11,163 in continuing operations during the three and six months ended January 31, 2014, respectively. The three month restructuring charges of $4,324 consisted of $1,274 of employee separation costs, $97 of fixed asset write-offs, $2,335 of facility closure related costs, and $618 of contract termination costs. Of the $4,324 of restructuring charges recorded during the quarter, $2,458 was incurred within IDS and $1,866 within WPS.
The year-to date restructuring charges of $11,163 consisted of $7,765 of employee separation costs, $97 of fixed asset write-offs, $2,683 of facility closure related costs, and $618 of contract termination costs. Of the $11,163 of restructuring charges recorded year-to date, $6,434 was incurred within IDS and $4,729 within WPS.
In fiscal 2013, the Company implemented a restructuring plan to reduce its global workforce to address its cost structure. During the three and six months ended January 31, 2013, the Company recorded restructuring charges of $1,933 in continuing operations which consisted of employee separation costs. Of the $1,933 of restructuring charges recorded during the three and six months ended January 31, 2013, $1,725 was incurred within IDS and $208 within WPS.
The charges for employee separation costs in fiscal 2014 and 2013 consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.

A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2013	$11,475	—	$2,731	$14,206
Restructuring charges in continuing operations	7,765	97	3,301	11,163
Restructuring charges in discontinued operations	112	—	—	112
Non-cash write-offs	—	(97)	—	(97)
Cash payments	(13,002)	—	(3,328)	(16,330)
Ending balance, January 31, 2014	$6,350	$—	$2,704	$9,054
NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2014 and July 31, 2013, the notional amount of outstanding forward exchange contracts was $124,210 and $157,500, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2014, unrealized gains of $258 have been included in OCI. As of January 31, 2013, unrealized losses of $207 were included in OCI. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended January 31, 2014 and 2013, the Company reclassified gains of $2 and $90 from OCI into earnings, respectively. For the six months ended January 31, 2014 and 2013, the Company reclassified gains of $92 and $557 from OCI into earnings. At January 31, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $14,249, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars. There were no outstanding forward foreign exchange contracts designated as cash flow hedges as of July 31, 2013.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At January 31, 2014, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At January 31, 2014 and July 31, 2013, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $5,500. As of January 31, 2014 and 2013, the Company recognized OCI losses of $280 and $367, respectively, on its outstanding net investment hedges.
Non-Designated Hedges
For the three and six months ended January 31, 2014, the Company recognized a loss of $26 and a gain of $1,421, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and six months ended January 31, 2013, the Company recognized gains of $42 and $228, respectively.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2014		July 31, 2013		January 31, 2014		July 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$259	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	7	Other current liabilities	14	Other current liabilities	—
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	101,663	Long term obligations, less current maturities	99,750
Total derivatives designated as hedging instruments		$259		$7		$101,677		$99,750
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$353	Prepaid expenses and other current assets	$287	Other current liabilities	$549	Other current liabilities	$890
Total derivatives not designated as hedging instruments		$353		$287		$549		$890
NOTE J — Acquisitions
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's ID Solutions segment. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks and the balance from cash on hand. The Company has repaid a total of $211,000 of the borrowing, of which $30,000 was repaid during the six months ended January 31, 2014. The outstanding balance under the revolving loan agreement was $9,000 as of January 31, 2014.
The Company acquired PDC to create an anchor position in the healthcare sector, consistent with the Company's mission to identify and protect premises, products and people. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.

The table below details the final allocation of the PDC purchase price:

Fair values:	January 31, 2014
Cash and cash equivalents	$12,904
Accounts receivable — net	21,178
Total inventories	16,788
Prepaid expenses and other current assets	4,233
Goodwill	168,150
Other intangible assets	109,300
Other assets	483
Property, plant and equipment	18,015
Accounts payable	(10,060)
Wages and amounts withheld from employees	(4,234)
Taxes, other than income taxes	(600)
Accrued income taxes	(57)
Other current liabilities	(5,181)
Other long-term liabilities	(16,858)
314,061
Less: cash acquired	(12,904)
Fair value of total consideration	$301,157
The final valuation was completed during the three months ended January 31, 2014. The intangible assets consist of a customer relationship of $102,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. Of the total $168,150 in acquired goodwill, $57,374 is tax deductible, and $51,672 of the total $109,300 in intangible assets is tax deductible.
The following table reflects the unaudited pro-forma operating results of the Company for the six months ended January 31, 2014 and 2013, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after adjusting for the amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net sales, as reported	$291,194	$272,702	$598,724	$544,717
Net sales, pro forma	291,194	299,077	598,724	613,142
Earnings (loss) from continuing operations, as reported	10,517	(10,671)	28,652	15,620
Earnings (loss) from continuing operations, pro forma	10,517	(7,275)	28,652	19,920
Basic earnings (loss) from continuing operations per Class A Common Share, as reported	$0.20	$(0.21)	$0.55	$0.30
Basic earnings (loss) from continuing operations per Class A Common Share, pro forma	$0.20	$(0.14)	$0.55	$0.39
Diluted earnings (loss) from continuing operations per Class A Common Share, as reported	$0.20	$(0.21)	$0.55	$0.30
Diluted earnings (loss) from continuing operations per Class A Common Share, pro forma	$0.20	$(0.14)	$0.55	$0.39
Pro forma results for the three months ended January 31, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $320 in interest expense on acquisition debt and $564 of income tax expense. Pro forma results for the six months ended January 31, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt and $135 in income tax benefit.
Pro forma results for each of the three and six months ended January 31, 2013 include $3,104 and $6,208 of pretax amortization expense related to intangible assets, respectively.

NOTE K — Discontinued Operations

The Company announced its plan to divest its Die-Cut business in fiscal 2013. As a result, the business has been classified as assets and liabilities held for sale in accordance with the authoritative literature as of January 31, 2014 and July 31, 2013. The disposal group has been recorded based on the estimated fair value less costs to sell, which resulted in a write down of $15,658, recorded in the third quarter of fiscal 2013. The operating results have been reported as discontinued operations for the three and six month comparative periods ended January 31, 2014 and 2013, including the operating results of the following two previously divested businesses:

Divestitures	Segment	Date Completed
Precision Converting, LLC (“Brady Medical”)	ID Solutions	August 2012
Varitronics	ID Solutions	October 2012

The following table summarizes the operating results of discontinued operations for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Net sales	$49,759	$52,846	$115,616	$119,839
Earnings from operations of discontinued businesses	4,432	3,653	12,761	4,853
Income tax benefit (expense)	1,475	(1,666)	(1,060)	(1,969)
Earnings from discontinued operations, net of income tax	$5,907	$1,987	$11,701	$2,884

The following table details the assets and liabilities of the Die-Cut disposal group classified as held for sale as of January 31, 2014:

January 31, 2014
Accounts receivable—net	$51,266
Total inventories	19,699
Prepaid expenses and other current assets	1,410
Total current assets	72,375

Other assets:
Goodwill	37,826
Other intangible assets	914
Other	926
Property, plant and equipment—net	28,125
Total assets	$140,166

Current liabilities:
Accounts payable	$25,332
Wages and amounts withheld from employees	3,231
Other current liabilities	2,158
Total current liabilities	30,721

Other liabilities	1,034
Total liabilities	$31,755

Net assets of disposal group	108,411
Less: write-down on disposal group	(15,658)
Net assets of disposal group at fair value	$92,753

In accordance with authoritative literature, accumulated other comprehensive income will be reclassified to the statement of earnings upon liquidation or substantial liquidation of the disposal group. As of January 31, 2014, the accumulated other comprehensive income attributable to the disposal group is approximately $30 million.

NOTE L - Notes Payable
In December 2012, the Company drew down $220,000 from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. As of July 31, 2013, there was $39,000 outstanding on this revolving loan agreement. During the six months ended January 31, 2014, the Company repaid $30,000 of the borrowing and the Company intends to repay the remainder of the borrowing within 12 months of the current period end. As such, the borrowing is classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets. During the six months ended January 31, 2014, the maximum amount outstanding on the revolving loan agreement was $39,000. As of January 31, 2014, the outstanding balance on the credit facility was $9,000 and there was $291,000 available for future borrowing, which can be increased to $441,000 at the Company's option, subject to certain conditions.
In February 2013, the Company entered into a USD-denominated line of credit facility in the People's Republic of China. The facility supports USD-denominated borrowing to fund working capital and operations for the Company's Chinese entities. During the six months ended January 31, 2014, the maximum amount outstanding was $14,946 which was the balance outstanding at January 31, 2014. As of January 31, 2014, there was $11,254 available for future borrowing under this credit facility.
As of January 31, 2014, borrowings on the revolving loan agreement and China credit facility were as follows:

	Interest Rate	January 31, 2014
USD-denominated borrowing on revolving loan agreement	1.2430%	$9,000
USD-denominated borrowing on China line of credit	1.4800%	14,946
Notes payable	1.3615%	$23,946
NOTE M — New Accounting Pronouncements
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
In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity," which applies to the release of the cumulative translation adjustment into net earnings when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance requires that a parent deconsolidate a subsidiary or derecognize a group of assets that is a business if the parent ceases to have a controlling financial interest in that group of assets, and resolves the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of this update did not have a material impact on the condensed consolidated financial statements of the Company.
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company is not anticipating adoption of this update to have a material impact on the Company's consolidated financial statements.

NOTE N — Subsequent Events

On February 19, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on April 30, 2014 to shareholders of record at the close of business on April 10, 2014.
On February 24, 2014, Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation), a portfolio company of Snow Phipps Group, LLC, entered into a Share and Asset Purchase Agreement for the sale of the Company’s Die-Cut Business, for a purchase price of $60 million in cash. The purchase price is subject to adjustments for cash and indebtedness of the Die-Cut Business as of the applicable closing and a post-closing working capital adjustment.
Subsequent to January 31, 2014, the Company has purchased 184,726 shares of its Class A Nonvoting Common Stock under its share repurchase program for $4.9 million. As of February 28, 2014, there remained 1,962,047 shares authorized to purchase in connection with this plan.

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

The Company made significant portfolio and management decisions during fiscal 2013 in order to better position the Company for growth in the future, including:

•	Divestiture of non-strategic businesses and the announcement of management’s intent to divest its Die-Cut business in order to reduce its reliance on the consumer electronics industry.

•	Acquisition of Precision Dynamics Corporation (“PDC”), a leader in healthcare identification, providing Brady with an entrance into the healthcare industry.

•	Realignment of business structure from regional to two global product-based platforms: Identification Solutions (“IDS”) and Workplace Safety (“WPS”).

Refer to Part I, Item 1, "Business," of the Company’s fiscal 2013 Form 10-K for additional information regarding fiscal 2013 activities impacting the business.

With these structural changes in place, the Company is targeting the following key initiatives:

•
Returning the Workplace Safety business to organic sales growth. The Company is expanding its multi-channel direct marketing model by providing a broader set of workplace safety products with an increased focus on e-business.

•	Increasing the Company's IDS sales force in selected established economies while expanding its focus on strategic accounts and product categories.

•	Completing the sale of the Die-Cut business.

•	Reducing the Company's cost structure through the consolidation of selected manufacturing facilities in the Americas and Europe.

•	Providing the Company's customers with innovative products and the highest level of customer service.

The Company’s largest segment, IDS, which represents approximately 70% of sales from continuing operations, has realized modest organic sales growth during the first two quarters of fiscal 2014. We continue to focus on key markets and accounts, increasing our sales force, and development of proprietary products. Sales within the WPS segment have declined and we have implemented several planned strategies in order to drive organic sales growth, which will require approximately $14 million of incremental investment during the fiscal year ending July 31, 2014.

Results of Operations

A comparison of results of Operating Income for the three and six months ended January 31, 2014 and 2013 is as follows:

	Three months ended January 31,					Six months ended January 31,
(Dollars in thousands)	2014	% Sales	% Change	2013	% Sales	2014	% Sales	% Change	2013	% Sales
Net Sales	$291,194		6.8%	$272,702		$598,724		9.9%	$544,717
Gross Margin	142,536	48.9%	0.5%	141,891	52.0%	300,383	50.2%	2.8%	292,076	53.6%
Operating Expenses:
Research and Development	8,440	2.9%	2.8%	8,213	3.0%	17,027	2.8%	5.8%	16,100	3.0%
Selling, General & Administrative	111,426	38.3%	1.3%	109,948	40.3%	224,159	37.4%	7.2%	209,010	38.4%
Restructuring charges	4,324	1.5%	123.7%	1,933	0.7%	11,163	1.9%	477.5%	1,933	0.4%
Total operating expenses	124,190	42.6%	3.4%	120,094	44.0%	252,349	42.1%	11.1%	227,043	41.7%
Operating Income	$18,346	6.3%	(15.8)%	$21,797	8.0%	$48,034	8.0%	(26.1)%	$65,033	11.9%

Sales for the three months ended January 31, 2014 increased 6.8% to $291.2 million, compared to $272.7 million in the same period of the prior year. The increase in sales was primarily a result of acquisition growth of 8.5%, which was partially offset by an organic sales decline of 1.1% and a negative currency impact of 0.6%. The Company acquired PDC within the IDS segment in December 2012. The organic sales decline was a result of a 6.8% organic sales decline in the WPS segment, partially offset by 2.5% organic sales growth in the IDS segment.

Sales for the six months ended January 31, 2014 increased 9.9% to $598.7 million, compared to $544.7 million in the same period of the prior year. The increase in sales was primarily a result of acquisition growth of 12.0%, which was partially offset by an organic sales decline of 1.6% and a negative currency impact of 0.5%. The organic sales decline was a result of an 8.4% organic sales decline in the WPS segment, partially offset by 2.9% organic sales growth in the IDS segment.

Gross margin as a percentage of sales decreased to 48.9% for the three months ended January 31, 2014, from 52.0% in the same period of the prior year. Excluding the non-recurring fair value adjustment for acquisition-date inventory for PDC of $1.5 million in the three months ended January 31, 2013, gross margin decreased 360 basis points. The decline was primarily incurred in the WPS segment, with a lesser decline in the IDS segment. The decline in the WPS segment was primarily a result of pricing actions and a decline in organic sales. The decline in gross margin in the IDS segment was primarily due to the acquisition of PDC, which has a lower gross profit margin than the remainder of IDS, increased expenses associated with facility consolidations, and increased cost of supplies and materials. These incremental costs were partially mitigated by organic sales growth within the IDS segment.

Gross margin as a percentage of sales decreased to 50.2% for the six months ended January 31, 2014, from 53.6% in the same period of the prior year. Approximately one-third of the decline was due to the acquisition of PDC in December 2012, which is a lower margin business than the rest of the Company. The remainder of the decline in gross margin was incurred in both the WPS and IDS businesses as discussed with respect to the three-month period.

Research and development ("R&D") for the three months ended January 31, 2014, increased 2.8% to $8.4 million, compared to $8.2 million in the same period of the prior year, and increased 5.8% to $17.0 million for the six months ended January 31, 2014, compared to $16.1 million for the same period in the prior year. As a percentage of sales for the three months ended January 31, 2014, R&D expenses decreased to 2.9% from 3.0% in the same period of the prior year, and decreased to 2.8% from 3.0% for the six months ended January 31, 2014, compared to the same period of the prior year. The increase in R&D expense for both the three and six month periods was due to timing, as well as additional investment for new product development at PDC. The decrease in R&D expense as a percentage of sales for both the three and six month periods was a result of increased sales from PDC, which incurs less R&D expenses compared to the rest of the IDS business.

Selling, general and administrative expenses (“SG&A”) increased 1.3% to $111.4 million for the three months ended January 31, 2014, compared to $109.9 million in the same period in the prior year. The increase was primarily due to the addition of PDC, which added approximately $6 million in incremental SG&A to the three-month period ended January 31, 2014. SG&A for the same period in the prior year included $3.6 million in professional fees for the acquisition of PDC.

SG&A expenses increased 7.2% to $224.2 million for the six months ended January 31, 2014, compared to $209.0 million in the same period of the prior year. The increase was primarily due to the addition of PDC, which added approximately $18 million in incremental SG&A to the six-month period ended January 31, 2014. SG&A for the same period in the prior year included $3.6 million in professional fees for the acquisition of PDC.

During the six months ended January 31, 2014, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $22 million in fiscal 2014 due primarily to facility consolidation activities, and expects approximately $10 million in annualized, pre-tax operational savings once these restructuring actions are fully complete. Facility consolidation activities will extend into fiscal 2015. Restructuring charges for the three and six months ended January 31, 2014 were $4.3 million and $11.2 million, respectively. Of the $4.3 million recognized during the three-month period ended January 31, 2014, $2.5 million was incurred within the IDS segment and $1.8 million was incurred within the WPS segment. Of the $11.2 million recognized during the six- month period ended January 31, 2014, $6.5 million was incurred within the IDS segment and $4.7 million was incurred within the WPS segment. Restructuring charges were $1.9 million for the three and six months ended January 31, 2013. These charges were primarily related to the acquisition of PDC and on-going facility consolidation activities.

Operating income was $18.3 million during the three months ended January 31, 2014; excluding restructuring charges of $4.3 million, operating income was $22.6 million. Operating income was $21.8 million for the three months ended January 31, 2013; excluding restructuring charges of $1.9 million and $3.6 million in professional fees related to the PDC acquisition, operating income was $27.3 million. This decline of $4.7 million was primarily due to the decrease in sales and segment profit within the WPS segment, which was partially offset by the increase in sales and profit from the IDS segment.

Operating income was $48.0 million during the six months ended January 31, 2014; excluding restructuring charges of $11.2 million, operating income was $59.2 million. Operating income was $65.0 million for the six months ended January 31, 2013; excluding restructuring charges of $1.9 million and $3.6 million in professional fees related to the PDC acquisition, operating income was $70.5 million. This decline of $11.3 million was primarily due to the decrease in sales and segment profit within the WPS segment, which was partially offset by the increase in sales and profit from the IDS segment.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2014	% Sales	2013	% Sales	2014	% Sales	2013	% Sales
Operating income	$18,346	6.3%	$21,797	8.0%	$48,034	8.0%	$65,033	11.9%
Other income and (expense):
Investment and other income	255	0.1%	898	0.3%	1,017	0.2%	1,294	0.2%
Interest expense	(3,676)	(1.3)%	(4,406)	(1.6)%	(7,397)	(1.2)%	(8,569)	(1.6)%
Earnings from continuing operations before income tax	14,925	5.1%	18,289	6.7%	41,654	7.0%	57,758	10.6%
Income tax expense	4,408	1.5%	28,960	10.6%	13,002	2.2%	42,138	7.7%
Earnings (loss) from continuing operations	$10,517	3.6%	$(10,671)	(3.9)%	$28,652	4.8%	$15,620	2.9%
Earnings from discontinued operations, net of income taxes	5,907	2.0%	1,987	0.7%	11,701	2.0%	2,884	0.5%
Net earnings (loss)	$16,424	5.6%	$(8,684)	(3.2)%	$40,353	6.7%	$18,504	3.4%

Investment and other income decreased to $0.3 million for the three months ended January 31, 2014, from $0.9 million for the same period in the prior year. Investment and other income decreased to $1.0 million for the six months ended January 31, 2014, from $1.3 million for the same period in the prior year. For both the three and six month periods, the decrease was primarily due to the decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $3.7 million for the three months ended January 31, 2014, from $4.4 million for the same period in the prior year. Interest expense decreased to $7.4 million for the six months ended January 31, 2014, from $8.6 million for the same period in the prior year. For both the three and six month periods, the decrease was due to the Company’s declining principal balance under its outstanding loan agreements.

The Company’s effective tax rate on continuing operations was 29.5% for the three months and 31.2% for the six months ended January 31, 2014, compared to 158.4% for the three months and 73.0% for the six months ended January 31, 2013. The decrease in the effective tax rate was primarily driven by the non-cash tax charge of $25.0 million associated with the funding of the PDC acquisition in the three and six months ended January 31, 2013. Excluding this tax charge, the effective tax rate was 21.7% for the three months and 29.7% for the six months ended January 31, 2013. The increase in the effective tax rate excluding the tax charge recognized in conjunction with the funding of PDC was due to the prior year reinstatement of the American Taxpayer Relief Act, which retroactively reinstated and extended various tax provisions applicable to the Company, including the Federal Research and Development Tax Credit. As a result, a discrete tax benefit of $1.8 million was recorded in the three months ended January 31, 2013.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen businesses, which are classified as held for sale as of January 31, 2014. In addition, discontinued operations include the fiscal year 2013 divestitures of Brady Medical and Varitronics which took place in August 2012 and October 2012, respectively, both within the IDS segment.

Income from discontinued operations net of income taxes was $5.9 million and $2.0 million for the three months ended January 31, 2014 and 2013, respectively. The increase in income from discontinued operations was due to the discontinuance of depreciation and amortization expense of $3.0 million (pre-tax), and a tax benefit of $3.1 million associated with the conclusion of a tax audit in China. The three months ended January 31, 2013 included a $5.2 million gain on the settlement of the insurance claim related to a Thailand flood.

Income from discontinued operations net of income taxes was $11.7 million and $2.9 million for the six months ended January 31, 2014 and 2013, respectively. The increase in income from discontinued operations was due to the discontinuance of depreciation and amortization expense of $6.0 million (pre-tax), and a tax benefit of $3.1 million associated with the conclusion of a tax audit in China. In addition, the prior period results are impacted by a loss of $3.4 million on the divestitures of Brady Medical and Varitronics recognized during the first quarter of fiscal 2013 and a $5.2 million gain on the settlement of the insurance claim related to a Thailand flood during the second quarter of fiscal 2013.

The Asia Die-Cut business was first reported as held for sale as of the quarter ended April 30, 2013, and the Balkhausen business was first reported as held for sale as of the quarter ended July 31, 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP.

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

The following is a summary of segment information for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
(Dollars in thousands)	2014	2013	2014	2013
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$194,732	$168,234	$404,278	$330,627
Workplace Safety	96,462	104,468	194,446	214,090
Total	$291,194	$272,702	$598,724	$544,717
SALES GROWTH INFORMATION
ID Solutions
Organic	2.5%	1.8%	2.9%	1.4%
Currency	(0.5)%	(0.5)%	(0.4)%	(1.5)%
Acquisitions	13.8%	11.1%	19.8%	5.5%
Total	15.8%	12.4%	22.3%	5.4%
Workplace Safety
Organic	(6.8)%	(7.0)%	(8.4)%	(5.1)%
Currency	(0.9)%	0.4%	(0.8)%	(1.0)%
Acquisitions	—%	5.1%	—%	5.5%
Total	(7.7)%	(1.5)%	(9.2)%	(0.6)%
Total Company
Organic	(1.1)%	(1.8)%	(1.6)%	(1.3)%
Currency	(0.6)%	(0.1)%	(0.5)%	(1.3)%
Acquisitions	8.5%	8.6%	12.0%	5.5%
Total	6.8%	6.7%	9.9%	2.9%
SEGMENT PROFIT
ID Solutions	$37,526	$34,643	$88,493	$79,223
Workplace Safety	14,668	23,600	33,042	51,429
Total	$52,194	$58,243	$121,535	$130,652
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	19.3%	20.6%	21.9%	24.0%
Workplace Safety	15.2%	22.6%	17.0%	24.0%
Total	17.9%	21.4%	20.3%	24.0%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2014 and 2013:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Total profit from reportable segments	$52,194	$58,243	$121,535	$130,652
Unallocated amounts:
Administrative costs	(29,524)	(34,513)	(62,338)	(63,686)
Restructuring charges	(4,324)	(1,933)	(11,163)	(1,933)
Investment and other income	255	898	1,017	1,294
Interest expense	(3,676)	(4,406)	(7,397)	(8,569)
Earnings from continuing operations before income taxes	$14,925	$18,289	$41,654	$57,758

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in EMEA and 10% in APAC. IDS sales increased 15.8% to $194.7 million for the three months and 22.3% to $404.3 million for the six months ended January 31, 2014, compared to $168.2 million and $330.6 million, respectively, for the same periods in the prior year. The majority of the sales increase in both periods was due to the acquisition of PDC in December 2012, which added 13.8% and 19.8% sales growth. Organic sales increased 2.5% and 2.9% during the three and six months ended January 31, 2014, respectively, compared to the same periods in the prior year. The organic sales growth rate of 2.5% for the three months ended January 31, 2014 was a slight decline from the preceding three months’ organic growth rate of 3.3%, resulting in organic growth of 2.9% for the six months ended January 31, 2014. Currency fluctuations were minimal, decreasing sales by 0.5% and 0.4% in the three and six months ended January 31, 2014, respectively.

The organic IDS business in the Americas declined slightly for three months ended January 31, 2014, compared to the same period in the prior year, primarily due to organic sales declines in the U.S. Similar to the three months ended October 31, 2013, the IDS business within the U.S. experienced an expansion in its core product line sales including product, wire, and safety and facility identification; however, in the three months ended January 31, 2014, this expansion was offset by a slowdown in order patterns from large distributors. Sales were flat in Brazil for the three months ended January 31, 2014, compared to the same period in the prior year, but represented an improvement from the organic sales decline in the three months ended October 31, 2013. The Brazilian business demonstrated signs of improvement despite a loss of share with certain OEM customers as we work to broaden our customer base and improve customer service and product quality.

The PDC business, which represents the acquisition growth in the IDS segment, generated sales of $39.3 million and $81.6 million during the three and six months ended January 31, 2014, respectively. PDC is predominantly focused in the healthcare industry, and its sales correlate with U.S. hospital admission rates, which have decreased during the three and six months ended January 31, 2014. PDC's profit was as anticipated as we continue to identify synergies and leverage cost structure.

The IDS business in EMEA continued its trend from the preceding three months with mid-single-digit organic sales growth for the three months ended January 31, 2014, as compared to the same period in the prior year, which also represented a modest improvement from organic sales growth for the three months ended October 31, 2013. Growth continues to be driven by our businesses in the established Western European economies as well as Central Europe, where the economies are improving.

The IDS business in APAC experienced double-digit organic sales growth for the three and six months ended January 31, 2014, as we have experienced success in delivering high-quality, region-specific products while providing exceptional customer service to our OEM customer base. Sales of product identification to our OEM customers in China were particularly strong as we continue to expand production capacity and capabilities.

Segment profit increased to $37.6 million from $34.6 million for the three months, and increased to $88.5 million from $79.2 million for the six months ended January 31, 2014, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 19.3% from 20.6% for the three months, and decreased to 21.9% from 24.0% for the six months ended January 31, 2014, compared to the same periods in the prior year. Although PDC added $4.4 million and $12.7 million in incremental segment profit in the three and six month periods ended January 31, 2014, its results were dilutive to our segment profit percentage. Excluding the incremental PDC profit, the percentage of sales still declined primarily due to increased expenses associated with facility consolidation activities and increased cost of supplies and materials.

Effective August 1, 2013, the existing Brady PeopleID business was integrated into the PeopleID reporting unit and as a result, the Company completed an analysis as of this date to conclude upon the appropriate goodwill allocation and any impairment indicators. The PeopleID reporting unit had a fair value in excess of carrying value of 12% and a goodwill balance of $193.3 million at January 31, 2014. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit’s products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. If the PeopleID reporting unit does not meet its projections, it could become impaired. The assumptions with the most impact on our determination of the fair value of the PeopleID reporting unit are sales growth and profitability. A reduction in the annual sales growth or annual profitability assumptions by 100 basis points would result in a fair value of less than carrying value for the reporting unit.
WPS
Approximately 50% of net sales in the WPS segment were generated in EMEA, 35% in the Americas and 15% in APAC. The WPS business segment sales have declined for the last nine quarters due to a reduction in direct catalog mailings, increased e-commerce competition and pricing actions. As a result, in connection with our organizational change to global business platforms during the second half of fiscal 2013, we refined our WPS strategy to focus on and invest in the following: increasing our volume of catalog mailings, expanding our e-commerce presence, increasing the offering of workplace safety products, enhancing our industry expertise, and adjusting our pricing strategies.

WPS sales decreased 7.7% to $96.5 million for the three months and 9.2% to $194.4 million for the six months ended January 31, 2014, compared to $104.5 million and $214.1 million, respectively, for the same periods in the prior year. Organic sales declined 6.8%, an improvement from the preceding three months’ organic sales decline of 10.0%, resulting in a six month organic sales decline of 8.4% for the six months ended January 31, 2014, compared to the same period in the prior year.

WPS sales in the Americas continued to experience high single digit percentage declinesfor the three and six months ended January 31, 2014, compared to the same periods in the prior year. The WPS business in Europe, primarily the established Western European economies, experienced an organic sales decline of mid-single digits for the three months ended January 31, 2014, which was a modest improvement from the high single digit organic sales decline for the three months ended October 31, 2013. This trend is consistent with the IDS segment in which the Western European economies are demonstrating an improvement.

Organic sales in Australia, included within the WPS APAC region, continued to experience high single digit percentage declines for the three and six months ended January 31, 2014, as compared to the same periods in the prior year. While the Company's Australian business is focused within many diverse industries, it has a higher concentration in industries that are experiencing economic challenges, which include manufacturing, non-residential construction, and most importantly, mining. We have taken actions to reduce our cost structure in Australia while at the same time implementing sales growth initiatives.

Segment profit decreased to $14.7 million from $23.6 million for the three months, and decreased to $33.0 million from $51.4 million for the six months ended January 31, 2014, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 15.2% from 22.6% for the three months, and decreased to 17.0% from 24.0% for the six months ended January 31, 2014, compared to the same periods in the prior year. The segment profit decline for the three and six months ended January 31, 2014 was due to pricing actions, changes in mix, and the strategic investments intended to return the business to growth.

The WPS EMEA and WPS APAC reporting units had goodwill of $59.3 million and $31.1 million, respectively, as of January 31, 2014. These reporting units have experienced a decline in sales for the last nine quarters primarily due to reduced sales generated from catalogs, as well as an economic slowdown within Western Europe and Australia. Although our sales in e-commerce have increased, the shift is not sufficient to entirely compensate for the lost sales from the traditional catalog model. Management is addressing this via investments in digital capabilities and focused emphasis on growing the customer base, and we anticipate returning to annual sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2013 for these reporting units resulted in a significant fair value excess over carrying value, which the Company considers to be at 20% or greater. However, if the Company does not realize a sufficient return on its strategic investment in the WPS business, these reporting units could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded. The third reporting unit in the WPS segment is WPS Americas, which had goodwill of $10.9 million as of January 31, 2014. This reporting unit was impaired during fiscal 2013 and had a significant excess of fair value over carrying value subsequent to the impairment charge.

Financial Condition

Cash and cash equivalents decreased by $11.9 million and $164.6 million during the six months ended January 31, 2014 and 2013. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$41,777	$44,194
Investing activities	(17,518)	(306,795)
Financing activities	(37,273)	88,590
Effect of exchange rate changes on cash	1,072	9,422
Net decrease in cash and cash equivalents	$(11,942)	$(164,589)

Net cash provided by operating activities decreased by $2.4 million to $41.8 million from $44.2 million for the six months ended January 31, 2014 and 2013, respectively. Adjusting for incentive compensation payments of approximately $13 million and the receipt of the insurance refund related to the Thailand flood of approximately $5 million, both incurred in the first half of fiscal 2013, cash provided by operating activities decreased by approximately $10 million during the six months ended January 31, 2014 as compared to the six months ended January 31, 2013. Half of this decline was due to a planned increase in inventory as part of the facility consolidation project, and the remaining decline was due to an increase in catalog spending during the three months ended January 31, 2014.

Net cash used in investing activities was $17.5 million for the six months ended January 31, 2014, compared to $306.8 million in the same period of the prior year. The decrease was due to the acquisition of PDC for $300.8 million, partially offset by $10.2 million in cash received from the divestitures of Brady Medical and Varitronics during the six months ended January 31, 2013.

Net cash used in financing activities was $37.3 million during the six months ended January 31, 2014, compared to net cash provided by financing activities of $88.6 million in the same period of the prior year. The decrease was due to the net drawdown on the revolving loan agreement of $107.5 million to fund the acquisition of PDC during the six months ended January 31, 2013.

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

On May 13, 2010, the Company completed a private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75 million of senior notes consists of €30 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for prepaying them prior to maturity. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company's domestic subsidiaries. These unsecured notes were issued pursuant to a note purchase agreement, dated May 13, 2010.

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million.

In December 2012, the Company drew down $220 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. As of July 31, 2013, there was $39 million outstanding on this revolving loan agreement. During the six months ended January 31, 2014, the Company repaid an additional $30 million of this borrowing and the maximum amount outstanding on the revolving loan agreement during the period was $39 million. As of January 31, 2014, the outstanding balance on the revolving loan agreement was $9 million and there was $291 million available for future borrowing under the credit facility, which could be increased to $441 million at the Company's option, subject to certain conditions.

In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in the People's Republic of China. The line of credit supports USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity of the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During fiscal 2014, the maximum amount outstanding was $14.9 million, comprised entirely of USD-denominated borrowings, which was the balance outstanding at January 31, 2014. As of January 31, 2014, there was $11.3 million available for future borrowing under this credit facility.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve month EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of January 31, 2014, the Company was in compliance with the financial covenant of the June 2004, February 2006, and March 2007 private placement agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.7 to 1.0. As of January 31, 2014, the Company was in compliance with the financial covenant of the May 2010 private placement agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.7 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve month EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2014, the Company was in compliance with the financial covenants of the revolving loan agreement with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.7 to 1.0 and the interest expense coverage ratio equal to 11.4 to 1.0.

Total debt as a percentage of total debt plus stockholders' investment was 25.0% at January 31, 2014 and 27.4% at July 31, 2013. The decrease in the ratio was due to a decrease in total debt of $24.8 million as the Company repaid $30 million of the borrowing on the revolving loan agreement during the six months ended January 31, 2014. In addition, there was an increase in the Company’s stockholders’ investment of $32.6 million, comprised of an increase in retained earnings of $19.2 million and an increase in additional paid-in capital and treasury stock of $13.2 million as a result of stock option exercises.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2014, 93.0% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events
On February 19, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on April 30, 2014, to shareholders of record at the close of business on April 10, 2014.
Effective February 20, 2014, Scott R. Hoffman is no longer President - Workplace Safety and Vice President of Brady Corporation. The Company anticipates entering into a written separation agreement with Mr. Hoffman. Effective February 20, 2014, the Workplace Safety business will report to Thomas J. Felmer, Interim President & Chief Executive Officer and Chief Financial Officer, until such time as a successor to Mr. Hoffman is named.
On February 24, 2014, Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation), a portfolio company of Snow Phipps Group, LLC, entered into a Share and Asset Purchase Agreement for the sale of the Company’s Die-Cut Business, for a purchase price of $60 million in cash. The purchase price is subject to adjustments for cash and indebtedness of the Die-Cut Business as of the applicable closing and a post-closing working capital adjustment.
Subsequent to January 31, 2014, the Company has purchased 184,726 shares of its Class A Nonvoting Common Stock under its share repurchase program for $4.9 million. As of February 28, 2014, there remained 1,962,047 shares authorized to purchase in connection with this plan.
Off-Balance Sheet Arrangements
The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
Operating Leases - The leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office space, computer equipment and Company vehicles.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Change of Control Agreement, dated as of March 3, 2014, entered into with Helena R. Nelligan

10.2	Change of Control Agreement, dated as of March 3, 2014, entered into with Bentley N. Curran

10.3	Change of Control Agreement, dated as of March 3, 2014, entered into with Lee E. Marks

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: March 5, 2014	/s/ THOMAS J. FELMER
Thomas J. Felmer
Interim President & Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)