Form 10-Q
period 2014-04-30
BRADY CORP
filed 2014-06-04
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2014
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
As of June 3, 2014, there were 47,647,885 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,715	$91,058
Accounts receivable—net	178,197	169,261
Inventories:
Finished products	71,397	64,544
Work-in-process	17,099	14,776
Raw materials and supplies	20,873	15,387
Total inventories	109,369	94,707
Assets held for sale	109,540	119,864
Prepaid expenses and other current assets	46,661	37,600
Total current assets	522,482	512,490
Other assets:
Goodwill	620,998	617,236
Other intangible assets	142,846	156,851
Deferred income taxes	12,361	8,623
Other	22,760	21,325
Property, plant and equipment:
Cost:
Land	7,917	7,861
Buildings and improvements	97,600	91,471
Machinery and equipment	284,905	266,787
Construction in progress	11,595	11,842
	402,017	377,961
Less accumulated depreciation	271,790	255,803
Property, plant and equipment—net	130,227	122,158
Total	$1,451,674	$1,438,683
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$75,552	$50,613
Accounts payable	87,528	82,519
Wages and amounts withheld from employees	44,742	42,413
Liabilities held for sale	24,536	34,583
Taxes, other than income taxes	8,409	8,243
Accrued income taxes	10,808	7,056
Other current liabilities	31,628	36,806
Current maturities on long-term debt	61,264	61,264
Total current liabilities	344,467	323,497
Long-term obligations, less current maturities	162,468	201,150
Other liabilities	80,742	83,239
Total liabilities	587,677	607,886
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,935,602 and 48,408,544 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	314,625	306,191
Earnings retained in the business	572,474	538,512
Treasury stock—3,245,885 and 2,626,276 shares, respectively of Class A nonvoting common stock, at cost	(87,682)	(69,797)
Accumulated other comprehensive income	63,687	56,063
Other	345	(720)
Total stockholders’ investment	863,997	830,797
Total	$1,451,674	$1,438,683

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net sales	$309,577	$302,483	$908,301	$847,200
Cost of products sold	154,457	143,082	452,797	395,723
Gross margin	155,120	159,401	455,504	451,477
Operating expenses:
Research and development	8,648	8,062	25,675	24,162
Selling, general and administrative	116,666	111,864	340,825	320,874
Restructuring charges	3,039	8,540	14,202	10,473
Total operating expenses	128,353	128,466	380,702	355,509
Operating income	26,767	30,935	74,802	95,968
Other income and (expense):
Investment and other income	872	1,133	1,887	2,427
Interest expense	(3,381)	(4,186)	(10,777)	(12,755)
Earnings from continuing operations before income taxes	24,258	27,882	65,912	85,640
Income tax expense	4,074	6,202	17,077	48,340
Earnings from continuing operations	$20,184	$21,680	$48,835	$37,300
Earnings (loss) from discontinued operations, net of income taxes	3,904	(17,447)	15,606	(14,564)
Net earnings	$24,088	$4,233	$64,441	$22,736
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.39	$0.42	$0.94	$0.72
Diluted	$0.39	$0.42	$0.93	$0.72
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.39	$0.42	$0.92	$0.71
Diluted	$0.39	$0.42	$0.92	$0.70
Earnings (loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.07	$(0.34)	$0.30	$(0.28)
Diluted	$0.07	$(0.34)	$0.30	$(0.28)
Earnings (loss) from discontinued operations per Class B Voting Common Share:
Basic	$0.07	$(0.34)	$0.30	$(0.29)
Diluted	$0.07	$(0.34)	$0.29	$(0.28)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.46	$0.08	$1.24	$0.44
Diluted	$0.46	$0.08	$1.23	$0.44
Dividends	$0.195	$0.19	$0.585	$0.57
Net earnings per Class B Voting Common Share:
Basic	$0.46	$0.08	$1.22	$0.42
Diluted	$0.46	$0.08	$1.21	$0.42
Dividends	$0.195	$0.19	$0.568	$0.553
Weighted average common shares outstanding (in thousands):
Basic	51,933	51,415	52,071	51,210
Diluted	52,000	52,041	52,304	51,685
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2014	2013	2014	2013
Net earnings	$24,088	$4,233	$64,441	$22,736
Other comprehensive income (loss):
Foreign currency translation adjustments	12,872	(8,752)	12,602	19,318
Net investment hedge translation adjustments	(2,864)	4,461	(7,229)	(5,270)
Long-term intercompany loan translation adjustments	(78)	(79)	545	1,510
Cash flow hedges:
Net (loss) gain recognized in other comprehensive income	(220)	330	11	(668)
Reclassification adjustment for (gains) losses included in net earnings	(43)	9	(135)	(548)
	(263)	339	(124)	(1,216)
Pension and other post-retirement benefits:
Loss recognized in other comprehensive income	(41)	—	(41)	—
Actuarial gain amortization	(66)	(12)	(199)	(35)
Prior service credit amortization	(51)	(50)	(152)	(152)
	(158)	(62)	(392)	(187)
Other comprehensive income (loss), before tax	9,509	(4,093)	5,402	14,155
Income tax (expense) benefit related to items of other comprehensive income	(249)	(943)	2,222	2,873
Other comprehensive income (loss), net of tax	9,260	(5,036)	7,624	17,028
Comprehensive income (loss)	$33,348	$(803)	$72,065	$39,764
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended April 30,
	(Unaudited)
	2014	2013
Operating activities:
Net earnings	$64,441	$22,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,782	36,037
Non-cash portion of stock-based compensation expense	5,033	6,964
Non-cash portion of restructuring charges	267	3,701
Loss on write-down of assets held for sale	—	15,658
Loss on sales of businesses	—	3,138
Deferred income taxes	(8,310)	33,780
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	2,949	(6,410)
Inventories	(9,435)	(91)
Prepaid expenses and other assets	(2,772)	541
Accounts payable and accrued liabilities	(13,027)	(22,226)
Income taxes	2,912	(4,198)
Net cash provided by operating activities	75,840	89,630

Investing activities:
Purchases of property, plant and equipment	(29,808)	(26,082)
Acquisition of business, net of cash acquired	—	(301,157)
Sales of businesses, net of cash retained	—	10,178
Other	(647)	(1,245)
Net cash used in investing activities	(30,455)	(318,306)

Financing activities:
Payment of dividends	(30,479)	(29,344)
Proceeds from issuance of common stock	10,894	10,246
Purchase of treasury stock	(23,335)	(5,121)
Proceeds from borrowing on notes payable	63,000	220,000
Repayment of borrowing on notes payable	(39,000)	(173,000)
Proceeds from borrowing on line of credit	3,187	11,491
Repayment of borrowing on line of credit	(2,401)	—
Principal payments on debt	(42,514)	(42,514)
Income tax on the exercise of stock options and deferred compensation distributions, and other	(978)	1,794
Net cash used in financing activities	(61,626)	(6,448)

Effect of exchange rate changes on cash	3,898	6,258

Net decrease in cash and cash equivalents	(12,343)	(228,866)
Cash and cash equivalents, beginning of period	91,058	305,900

Cash and cash equivalents, end of period	$78,715	$77,034

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of capitalized interest	$11,417	$13,194
Income taxes, net of refunds	18,842	26,786
Acquisitions:
Fair value of assets acquired, net of cash	—	$169,830
Liabilities assumed	—	(57,860)
Goodwill	—	189,187
Net cash paid for acquisitions	—	$301,157

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2014
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2014 and July 31, 2013, its results of operations and comprehensive income for the three and nine months ended April 30, 2014 and 2013, and cash flows for the nine months ended April 30, 2014 and 2013. The consolidated balance sheet as of July 31, 2013 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2013.
The Company announced its plan to divest its Asia Die-Cut business in the third quarter of fiscal 2013, and incorporated its Balkhausen Die-Cut business into that plan during the fourth quarter of fiscal 2013 (collectively referred to as "Die-Cut"). As a result, the assets and liabilities have been reclassified in accordance with the authoritative literature on assets held for sale in the condensed consolidated balance sheets as of April 30, 2014 and July 31, 2013. The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for all periods presented. In addition, the Brady Medical and Varitronics businesses that were divested in fiscal 2013 are included within discontinued operations. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to the Die-Cut business' discontinued operations. Refer to Note K, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2014, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2013	$517,029	$100,207	$617,236
Purchase accounting adjustments	(2,168)	—	$(2,168)
Translation adjustments	2,202	3,728	$5,930
Balance as of April 30, 2014	$517,063	$103,935	$620,998

Goodwill increased by $3,762 during the nine months ended April 30, 2014. The increase was due to the positive effects of foreign translation of $5,930, partially offset by a decrease due to purchase accounting adjustments of $2,168 for the deferred tax impact related to the release of escrow from the fiscal 2013 acquisition of Precision Dynamics Corporation ("PDC").

Goodwill at April 30, 2014 included $18,225 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $190,505. There were no impairment charges recorded during the three and nine months ended April 30, 2014.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	April 30, 2014				July 31, 2013
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,428	$(10,025)	$1,403	5	$11,053	$(9,597)	$1,456
Trademarks and other	5	15,833	(10,489)	5,344	5	15,289	(8,398)	6,891
Customer relationships	8	259,383	(155,093)	104,290	8	261,076	(144,620)	116,456
Non-compete agreements and other	4	13,490	(12,863)	627	4	14,942	(14,215)	727
Unamortized other intangible assets:
Trademarks	N/A	31,182	—	31,182	N/A	31,321	—	31,321
Total		$331,316	$(188,470)	$142,846		$333,681	$(176,830)	$156,851
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheets at April 30, 2014 differs from the value assigned to them in the original allocation of purchase price due to the effect of currency fluctuations between the date of acquisition and April 30, 2014.
Amortization expense on intangible assets was $4,713 and $5,007 for the three months ended April 30, 2014 and 2013, respectively, and $14,837 and $11,020 for the nine months ended April 30, 2014 and 2013, respectively. The amortization over each of the next five fiscal years is projected to be $19,579, $18,746, $16,531, $13,318 and $11,981 for the fiscal years ending July 31, 2014, 2015, 2016, 2017 and 2018, respectively.
NOTE C — Comprehensive Income
Comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income for the periods presented. The unrealized gain on cash flow hedges and the unamortized gain on postretirement plans are presented net of tax:

	Unrealized gain on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2013	$99	$1,853	$54,111	$56,063
Other comprehensive (loss) income before reclassification	(18)	(41)	8,116	8,057
Amounts reclassified from accumulated other comprehensive income	(82)	(351)	—	(433)
Ending balance, April 30, 2014	$(1)	$1,461	$62,227	$63,687
The increase in accumulated other comprehensive income ("OCI") over the nine months ended April 30, 2014 was primarily due to the depreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $433 in amounts reclassified from accumulated other comprehensive income, the $82 gain on cash flow hedges was reclassified into cost of products sold and the $351 gain on postretirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the nine months ended April 30, 2014.

The following table illustrates the income tax (expense) benefit on the components of other comprehensive income for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Income tax (expense) benefit related to items of other comprehensive income:
Net investment hedge translation adjustments	$787	$(1,360)	$1,525	$2,383
Long-term intercompany loan settlements	(1,176)	430	667	(162)
Cash flow hedges	84	(131)	24	467
Other income tax adjustments	56	118	6	185
Income tax (expense) benefit related to items of other comprehensive income	$(249)	$(943)	$2,222	$2,873

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Numerator: (in thousands)
Earnings from continuing operations	$20,184	$21,680	$48,835	$37,300
Less:
Restricted stock dividends	(16)	(60)	(76)	(179)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$20,168	$21,620	$48,759	$37,121
Less:
Preferential dividends	—	—	(813)	(797)
Preferential dividends on dilutive stock options	—	—	(6)	(5)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$20,168	$21,620	$47,940	$36,319
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,933	51,415	52,071	51,210
Plus: Effect of dilutive stock options	67	626	233	475
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	52,000	52,041	52,304	51,685
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.39	$0.42	$0.94	$0.72
Diluted	$0.39	$0.42	$0.93	$0.72
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.39	$0.42	$0.92	$0.71
Diluted	$0.39	$0.42	$0.92	$0.70
Earnings (loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$0.07	$(0.34)	$0.30	$(0.28)
Diluted	$0.07	$(0.34)	$0.30	$(0.28)
Earnings (loss) from discontinued operations per Class B Voting Common Share:
Basic	$0.07	$(0.34)	$0.30	$(0.29)
Diluted	$0.07	$(0.34)	$0.29	$(0.28)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.46	$0.08	$1.24	$0.44
Diluted	$0.46	$0.08	$1.23	$0.44
Net earnings per Class B Voting Common Share:
Basic	$0.46	$0.08	$1.22	$0.42
Diluted	$0.46	$0.08	$1.21	$0.42
Options to purchase approximately 4,213,000 and 2,591,000 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2014 and 2013, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive. Options to purchase approximately 3,085,000 and 3,560,000 shares of Class A Nonvoting Common Stock for the nine months ended April 30, 2014 and 2013, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
Each business platform has a President (or acting President) that reports directly to the Company's chief operating decision maker, its Interim Chief Executive Officer and Chief Financial Officer. Each platform has its own distinct operations, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Interim Chief Executive Officer and Chief Financial Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Sales to External Customers
ID Solutions	$206,448	$197,417	$610,726	$528,044
Workplace Safety	103,129	105,066	297,575	319,156
Total Company	$309,577	$302,483	$908,301	$847,200
Segment Profit
ID Solutions	$44,302	$46,787	$132,795	$126,011
Workplace Safety	14,771	23,453	47,813	74,881
Total Company	$59,073	$70,240	$180,608	$200,892
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Total profit from reportable segments	$59,073	$70,240	$180,608	$200,892
Unallocated amounts:
Administrative costs	(29,267)	(30,765)	(91,604)	(94,451)
Restructuring charges	(3,039)	(8,540)	(14,202)	(10,473)
Investment and other income	872	1,133	1,887	2,427
Interest expense	(3,381)	(4,186)	(10,777)	(12,755)
Earnings from continuing operations before income taxes	$24,258	$27,882	$65,912	$85,640

NOTE F – Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock unit awards ("RSUs"), or restricted or unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.
As of April 30, 2014, the Company has reserved 4,564,718 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares. A total of 3,958,986 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted or unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.

The Company recognizes the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2014 and 2013, was $656 ($407 net of taxes) and $155 ($94 net of taxes), respectively. Stock-based compensation expense recognized during the nine months ended April 30, 2014 and 2013, was $5,033 ($3,121 net of taxes) and $6,964 ($4,248 net of taxes), respectively.
As of April 30, 2014, total unrecognized compensation cost related to stock-based compensation awards was $7,037 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.6 years.
The Company has estimated the fair value of its service-based option awards granted during the nine months ended April 30, 2014 and 2013, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30,
Black-Scholes Option Valuation Assumptions	2014	2013
Expected term (in years)	5.97	5.94
Expected volatility	37.32%	38.68%
Expected dividend yield	2.35%	2.21%
Risk-free interest rate	1.80%	0.90%
Weighted-average market value of underlying stock at grant date	$30.98	$30.54
Weighted-average exercise price	$30.98	$30.54
Weighted-average fair value of options granted during the period	$9.17	$9.05

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
A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2013	5,106,585	$30.68
New grants	375,272	30.98
Exercised	(407,507)	26.99
Forfeited or expired	(698,805)	32.90
Outstanding at April 30, 2014	4,375,545	$30.70	5.7	$1,253
Exercisable at April 30, 2014	3,131,418	$30.97	4.7	$1,253

There were 3,131,418 and 3,736,320 options exercisable with a weighted average exercise price of $30.97 and $30.70 at April 30, 2014 and 2013, respectively. No options were exercised during the three months ended April 30, 2014. The cash received from the exercise of options during the three months ended April 30, 2013, was $5,837. The cash received from the exercise of options during the nine months ended April 30, 2014 and 2013, was $10,894 and $10,246, respectively. The tax benefit on options exercised during the three months ended April 30, 2013 was $1,226. The tax benefit on options exercised during the nine months ended April 30, 2014 and 2013, was $788 and $2,870, respectively.
The total intrinsic value of options exercised during the nine months ended April 30, 2014 and 2013, based upon the average market price at the time of exercise during the period, was $2,020 and $7,360, respectively. The total fair value of stock options vested during the nine months ended April 30, 2014 and 2013, was $6,565 and $10,860, respectively.

The following table summarizes the RSU and restricted share activity under the Company's share-based compensation plans for the nine months ended April 30, 2014:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	5,000	$32.99
New grants	108,055	30.93
Vested	—	—
Forfeited	(3,882)	31.03
Outstanding at April 30, 2014	109,173	$31.02

Performance-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2013	231,667	$31.43
New grants	—	—
Vested	(35,001)	28.35
Forfeited	(116,666)	31.61
Outstanding at April 30, 2014	80,000	$32.50

NOTE G — Fair Value Measurements
In accordance with fair value accounting guidance, the Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on (unadjusted) quoted prices in active markets for identical instruments that are accessible as of the reporting date.
Level 2 — Assets or liabilities for which fair value is based on other significant pricing inputs that are either directly or indirectly observable.
Level 3 — Assets or liabilities for which fair value is based on significant unobservable pricing inputs to the extent little or no market data is available, which result in the use of management's own assumptions.
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2014 and July 31, 2013, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2014
Trading securities	$15,811	$—	$15,811	Other assets
Foreign exchange contracts	—	247	247	Prepaid expenses and other current assets
Total Assets	$15,811	$247	$16,058
Foreign exchange contracts	$—	$127	$127	Other current liabilities
Total Liabilities	$—	$127	$127
July 31, 2013
Trading securities	$14,975	$—	$14,975	Other assets
Foreign exchange contracts	—	294	294	Prepaid expenses and other current assets
Total Assets	$14,975	$294	$15,269
Foreign exchange contracts	$—	$890	$890	Other current liabilities
Total Liabilities	$—	$890	$890
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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note I, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three or nine months ended April 30, 2014 and 2013. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended April 30, 2014, except for the fair value measurement performed on the Die-Cut disposal group. The assets and liabilities of the disposal group were recorded at approximate fair value less costs to sell and classified as "Assets held for sale" and "Liabilities held for sale" on the condensed consolidated balance sheets as of April 30, 2014 and July 31, 2013. Fair value was determined utilizing a combination of external market factors and internal projections. A loss on the write-down of the disposal group of $15,658 was recorded within discontinued operations in the third quarter of fiscal 2013. There were no additional fair value adjustments recorded during the three or nine months ended April 30, 2014.

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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $238,907 and $288,055 at April 30, 2014 and July 31, 2013, respectively, as compared to the carrying value of $223,732 and $262,414 at April 30, 2014 and July 31, 2013, respectively.
There was $63,000 and $39,000 outstanding on the Company's revolving loan agreement at April 30, 2014 and July 31, 2013, respectively, and $12,552 and $11,613 outstanding on the Company's USD-denominated line of credit facility with Bank of America in China at April 30, 2014 and July 31, 2013, respectively. These outstanding balances are classified as "Notes Payable" in the amount of $75,552 and $50,613 on the condensed consolidated balance sheets at April 30, 2014 and July 31, 2013, respectively. The fair value approximates carrying value due to the short-term nature of the instruments. See Note L, "Notes Payable," for additional information.
NOTE H — Restructuring
In fiscal 2014, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $22 million in fiscal 2014 due primarily to facility consolidation activities. Facility consolidation activities will extend into fiscal 2015.
As a result of these restructuring plans, the Company incurred restructuring charges of $3,039 and $14,202 in continuing operations during the three and nine months ended April 30, 2014, respectively. The three month restructuring charges of $3,039 consisted of $1,782 of employee separation costs, $170 of fixed asset write-offs, $771 of facility closure related costs, and $316 of contract termination costs. Of the $3,039 of restructuring charges recorded during the quarter, $1,161 was incurred within IDS and $1,878 within WPS.
The restructuring charges of $14,202 for the nine months ended April 30, 2014 consisted of $9,547 of employee separation costs, $267 of fixed asset write-offs, $3,454 of facility closure related costs, and $934 of contract termination costs. Of the $14,202 of restructuring charges, $7,595 was incurred within IDS and $6,607 within WPS.
In fiscal 2013, the Company implemented a restructuring plan to reorganize into global product-based business platforms and reduce its global workforce to address its cost structure. During the three and nine months ended April 30, 2013, the Company recorded restructuring charges in continuing operations of $8,540 and $10,473, respectively. The three month restructuring charges of $8,540 consisted of $2,863 employee separation costs, $3,423 of fixed asset write-offs and $2,254 of facility closure related costs. Of the $8,540 of restructuring charges recorded during the quarter, $2,995 was incurred within IDS and $5,545 within WPS.
The restructuring charges of $10,473 for the nine months ended April 30, 2013 consisted of $4,796 of employee separation costs, $3,423 of fixed asset write-offs and $2,254 of facility closure related costs. Of the $10,473 of restructuring charges, $4,720 was incurred within IDS and $5,753 within WPS.

The charges for employee separation costs in fiscal 2014 and 2013 consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2013	$11,475	$—	$2,731	$14,206
Restructuring charges in continuing operations	9,547	267	4,388	14,202
Restructuring charges in discontinued operations	250	—	—	250
Non-cash write-offs	—	(267)	—	(267)
Cash payments	(16,178)	—	(5,136)	(21,314)
Ending balance, April 30, 2014	$5,094	$—	$1,983	$7,077
NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2014 and July 31, 2013, the notional amount of outstanding forward exchange contracts was $122,899 and $157,500, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2014, unrealized losses of $5 have been included in OCI. As of April 30, 2013, unrealized losses of $132 were included in OCI. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended April 30, 2014 and 2013, the Company reclassified gains of $43 and losses of $9 from OCI into earnings, respectively. For the nine months ended April 30, 2014 and 2013, the Company reclassified gains of $135 and $548 from OCI into earnings. At April 30, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $7,132, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars. There were no outstanding forward foreign exchange contracts designated as cash flow hedges as of July 31, 2013.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At April 30, 2014, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in OCI. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At April 30, 2014 and July 31, 2013, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $6,300. As of April 30, 2014 and 2013, the Company recognized OCI losses of $370 and gains of $24, respectively, on its outstanding net investment hedges.
Non-Designated Hedges
For the three and nine months ended April 30, 2014, the Company recognized gains of $403 and $2,268, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and nine months ended April 30, 2013, the Company recognized losses of $520 and $478, respectively.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2014		July 31, 2013		April 30, 2014		July 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$34	Prepaid expenses and other current assets	$—	Other current liabilities	$63	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	7	Other current liabilities	17	Other current liabilities	—
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	103,582	Long term obligations, less current maturities	99,750
Total derivatives designated as hedging instruments		$34		$7		$103,662		$99,750
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$213	Prepaid expenses and other current assets	$287	Other current liabilities	$47	Other current liabilities	$890
Total derivatives not designated as hedging instruments		$213		$287		$47		$890
NOTE J — Acquisitions
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's ID Solutions segment. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement with a group of six banks and the balance from cash on hand. The Company has repaid the total amount of the borrowing, of which $39,000 was repaid during the nine months ended April 30, 2014.
The Company acquired PDC to create an anchor position in the healthcare sector. PDC's large customer base, strong channels to market, and broad product offering provide a strong foundation to build upon PDC's market position.

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
The final valuation was completed in the second quarter of fiscal 2014 . The intangible assets consist of a customer relationship of $102,500, which is being amortized over a life of 10 years, and a definite-lived trademark of $6,800, which is being amortized over a life of 3 years. Of the total $168,150 in acquired goodwill, $57,374 is tax deductible, and $51,672 of the total $109,300 in intangible assets is tax deductible.
The following table reflects the unaudited pro-forma operating results of the Company for the three and nine months ended April 30, 2014 and 2013, which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after adjusting for the amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net sales, as reported	$309,577	$302,483	$908,301	$847,200
Net sales, pro forma	309,577	302,483	908,301	915,625
Earnings from continuing operations, as reported	20,184	21,680	48,835	37,300
Earnings from continuing operations, pro forma	20,184	21,680	48,835	41,600
Basic earnings from continuing operations per Class A Common Share, as reported	$0.39	$0.42	$0.94	$0.72
Basic earnings from continuing operations per Class A Common Share, pro forma	$0.39	$0.42	$0.94	$0.81
Diluted earnings from continuing operations per Class A Common Share, as reported	$0.39	$0.42	$0.93	$0.72
Diluted earnings from continuing operations per Class A Common Share, pro forma	$0.39	$0.42	$0.93	$0.80
Pro forma results for the nine months ended April 30, 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt, $135 in income tax benefit, and $6,208 of pretax amortization expense related to intangible assets.

NOTE K — Discontinued Operations

The Company announced its plan to divest its Die-Cut business in fiscal 2013. As a result, the business has been classified as assets and liabilities held for sale in accordance with the authoritative literature as of April 30, 2014 and July 31, 2013. The disposal group has been recorded based on the estimated fair value less costs to sell, which resulted in a write down of $15,658, recorded in the third quarter of fiscal 2013. The operating results have been reported as discontinued operations for the three and nine month comparative periods ended April 30, 2014 and 2013, including the operating results of the following two previously divested businesses:

Divestitures	Segment	Date Completed
Precision Converting, LLC (“Brady Medical”)	ID Solutions	August 2012
Varitronics	ID Solutions	October 2012

The following table summarizes the operating results of discontinued operations for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Net sales	$46,246	$48,849	$161,862	$168,688
Earnings (loss) from operations of discontinued businesses	3,629	(16,054)	16,390	(11,201)
Income tax benefit (expense)	275	(1,393)	(784)	(3,363)
Earnings (loss) from discontinued operations, net of income tax	$3,904	$(17,447)	$15,606	$(14,564)

The following table details the assets and liabilities of the Die-Cut disposal group classified as held for sale as of April 30, 2014:

April 30, 2014
Accounts receivable—net	$39,667
Total inventories	16,451
Prepaid expenses and other current assets	922
Total current assets	57,040

Other assets:
Goodwill	37,032
Other intangible assets	914
Other	1,541
Property, plant and equipment—net	28,671
Total assets	$125,198

Current liabilities:
Accounts payable	$21,252
Wages and amounts withheld from employees	1,725
Other current liabilities	417
Total current liabilities	23,394

Other liabilities	1,142
Total liabilities	$24,536

Net assets of disposal group	100,662
Less: write-down on disposal group	(15,658)
Net assets of disposal group at fair value	$85,004

In accordance with authoritative literature, accumulated other comprehensive income will be reclassified to the statement of earnings upon liquidation or substantial liquidation of the disposal group. As of April 30, 2014, the accumulated other comprehensive income attributable to the disposal group was approximately $31,000.

On February 24, 2014, Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) entered into a Share and Asset Purchase Agreement for the sale of the Company's Die-Cut Business. The first phase of the sale closed on May 1, 2014. Refer to Note N, "Subsequent Events," for additional information.

NOTE L - Notes Payable
In December 2012, the Company drew down $220,000 from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. As of July 31, 2013, there was $39,000 outstanding on this revolving loan agreement, which was repaid during the nine months ended April 30, 2014. During the three months ended April 30, 2014, the Company drew down an additional $63,000 in order to fund principal payments on the private placement note issuances, dividends, share repurchases, and other corporate needs During the nine months ended April 30, 2014, the maximum amount outstanding on the revolving loan agreement was $72,000. As of April 30, 2014, the outstanding balance on the credit facility was $63,000 and there was $237,000 available for future borrowing, which can be increased to $387,000 at the Company's option, subject to certain conditions. The Company intends to repay the remainder of the borrowing within 12 months of the current period end. As such, the borrowing is classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets.
In February 2013, the Company entered into a USD-denominated line of credit facility in the People's Republic of China. The facility supports USD-denominated borrowing to fund working capital and operations for the Company's Chinese entities. During the nine months ended April 30, 2014, the maximum amount outstanding was $14,946, comprised entirely of USD-denominated borrowings. During the nine months ended April 30, 2014, the Company repaid $2,401 of this borrowing. As of April 30, 2014, the outstanding balance was $12,552 and there was $13,648 available for future borrowing under this credit facility.
As of April 30, 2014, borrowings on the revolving loan agreement and China credit facility were as follows:

	Interest Rate	April 30, 2014
USD-denominated borrowing on revolving loan agreement	1.2465%	$63,000
USD-denominated borrowing on China line of credit	1.5518%	12,552
Notes payable	1.3992%	$75,552
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
In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. This guidance is effective for fiscal years beginning after December 15, 2013. The Company is not anticipating adoption of this update to have a material impact on the Company's condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. The guidance is effective for fiscal and interim periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on the financial statements of the Company.
NOTE N — Subsequent Events
On May 1, 2014, the Company closed the first phase of the sale of the Die-Cut business to LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for cash proceeds of approximately $53,000. This phase included the die-cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Asia Die-Cut business is located in China, and its divestiture is expected to close in the fourth quarter ending July 31, 2014.
On May 21, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on July 31, 2014, to shareholders of record at the close of business on July 10, 2014.

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

With these structural changes in place, the Company is targeting the following key initiatives:

•
Returning the WPS business to organic sales growth. The Company is expanding its multi-channel direct marketing model by expanding its offering of identification and workplace safety products with a heightened focus on proprietary and customized product offerings and an increased emphasis on e-commerce.

•
Growing the Company's IDS business primarily through salesforce expansion in the United States and EMEA, increased focus on strategic accounts, and the development of innovative proprietary new products.

•	Completing the second phase of the sale of the Die-Cut business, following the closing of the first phase on May 1, 2014.

•	Reducing the Company's cost structure through the consolidation of selected manufacturing facilities in the Americas and Europe.

•	Providing the Company's customers with innovative products and the highest level of customer service.

The Company’s largest segment, IDS, which represents approximately 70% of sales from continuing operations, realized organic sales growth of 3.6% during the first three quarters of fiscal 2014. We continue to focus on key markets and accounts, increasing our sales force, and development of proprietary products. Sales within the WPS segment have declined and we have implemented several planned strategies, which reduced the organic sales decline in this business from 10% in the first quarter of fiscal 2014 to 1.9% in the third quarter of fiscal 2014.Sales growth will be key to improving the WPS segment profit margin as this business has a relatively high fixed cost structure and thus, a change in sales will have a leveraged impact on net earnings.

Results of Operations

A comparison of results of Operating Income for the three and nine months ended April 30, 2014 and 2013 is as follows:

	Three months ended April 30,					Nine months ended April 30,
(Dollars in thousands)	2014	% Sales	% Change	2013	% Sales	2014	% Sales	% Change	2013	% Sales
Net Sales	$309,577		2.3%	$302,483		$908,301		7.2%	$847,200
Gross Margin	155,120	50.1%	(2.7)%	159,401	52.7%	455,504	50.1%	0.9%	451,477	53.3%
Operating Expenses:
Research and Development	8,648	2.8%	7.3%	8,062	2.7%	25,675	2.8%	6.3%	24,162	2.9%
Selling, General & Administrative	116,666	37.7%	4.3%	111,864	37.0%	340,825	37.5%	6.2%	320,874	37.9%
Restructuring charges	3,039	1.0%	(64.4)%	8,540	2.8%	14,202	1.6%	35.6%	10,473	1.2%
Total operating expenses	128,353	41.5%	(0.1)%	128,466	42.5%	380,702	41.9%	7.1%	355,509	42.0%
Operating Income	$26,767	8.6%	(13.5)%	$30,935	10.2%	$74,802	8.2%	(22.1)%	$95,968	11.3%

Sales for the three months ended April 30, 2014 increased 2.3% to $309.6 million, compared to $302.5 million in the same period of the prior year. The increase in sales was a result of organic sales growth of 2.5% and a negative currency impact of 0.2%. The organic sales improvement was a result of 4.8% organic sales growth in the IDS segment, partially offset by a decline of 1.9% in organic sales in the WPS segment.

Sales for the nine months ended April 30, 2014 increased 7.2% to $908.3 million, compared to $847.2 million in the same period of the prior year. The increase in sales was primarily a result of the prior year acquisition of PDC, which added 7.7% in sales, which was partially offset by an organic sales decline of 0.1% and a negative currency impact of 0.4%. The organic sales decline was due to a 6.3% organic sales decline in the WPS segment, mostly offset by 3.6% organic sales growth in the IDS segment.

Gross margin as a percentage of sales decreased to 50.1% for the three months ended April 30, 2014, from 52.7% in the same period of the prior year. The decline was due to an increase in incentive compensation and the sales decline in the WPS business, with a smaller negative impact from results in the IDS business. The increase in incentive compensation in the current period was due to the reversal of the accrual for employee bonuses in the third quarter ended April 30, 2013, resulting in a benefit of approximately $2.1 million, compared to bonus expense of approximately $0.6 million during the quarter ended April 30, 2014. In the WPS segment, gross margin declined due to pricing actions and reduced sales as compared to the same period in the prior year. In the IDS segment, gross margin was negatively impacted by incentive compensation, facility consolidation related expenses, and product mix.

Gross margin as a percentage of sales decreased to 50.1% for the nine months ended April 30, 2014, from 53.3% in the same period of the prior year. The decline was due to both the IDS and WPS segments, with a slightly larger impact from the IDS segment due to the increase in incentive compensation and an increase in total company mix of IDS sales. The decline in gross margin within the WPS business was due to the decrease in sales and price reductions compared to the prior year.

Research and development (“R&D”) for the three months ended April 30, 2014, increased 7.3% to $8.6 million, compared to $8.1 million in the same period of the prior year, and increased 6.3% to $25.7 million for the nine months ended April 30, 2014, compared to $24.2 million for the same period in the prior year. R&D expense remained relatively consistent as a percentage of sales as it increased to 2.8% from 2.7% for the three months and decreased to 2.8% from 2.9% for the nine months ended April 30, 2014, compared to the same periods of the prior year. The increase in R&D expense for both the three and nine month periods was due to increased investment in new products including the BMP21 Plus hand-held printer, which launched in the third quarter of fiscal 2014.

Selling, general and administrative expenses (“SG&A”) increased 4.3% to $116.7 million for the three months ended April 30, 2014, compared to $111.9 million in the same period in the prior year. The increase was primarily due to the reversal of the accrual for employee bonuses that occurred during the third quarter ended April 30, 2013, resulting in a benefit of approximately $1.8 million, compared to bonus expense of approximately $1.2 million during the quarter ended April 30, 2014. In addition, SG&A increased due to the investment in the WPS business in the current quarter.

SG&A increased 6.2% to $340.8 million for the nine months ended April 30, 2014, compared to $320.9 million in the same period of the prior year. The increase was due to incremental SG&A associated with the PDC acquisition of approximately $21 million.

During the nine months ended April 30, 2014, the Company’s Board of Directors approved a restructuring plan to consolidate facilities in North America, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. The Company expects to incur pre-tax charges of approximately $22 million in fiscal 2014 and expects approximately $10 million in annualized, pre-tax operational savings once these restructuring actions are fully complete. Facility consolidation activities will extend into fiscal 2015 and may result in additional charges. Restructuring charges for the three and nine months ended April 30, 2014 were $3.0 million and $14.2 million, respectively. Of the $3.0 million recognized during the three-month period, $1.1 million was incurred within the IDS segment and $1.9 million was incurred within the WPS segment. Of the $14.2 million recognized during the nine-month period ended April 30, 2014, $7.6 million was incurred within the IDS segment and $6.6 million was incurred within the WPS segment.

Restructuring charges were $8.5 million and $10.5 million for the three and nine months ended April 30, 2013, respectively. The charges for the three month period primarily consisted of employee separation costs associated with the restructuring plan announced in February 2013 to reorganize into global product-based business platforms and reduce our global cost structure. In addition to employee costs, $3.2 million related to a non-cash write-off of tradenames as a result of brand consolidation efforts that took place during the third quarter. Of the $8.5 million in restructuring charges recorded during the quarter, $3.0 million was incurred within the IDS segment and $5.5 million was incurred within the WPS segment. Of the $10.5 million in restructuring charges recognized during the nine months ended April 30, 2013, $4.7 million was incurred within the IDS segment and $5.8 million was incurred within the WPS segment.

Operating income was $26.8 million during the three months ended April 30, 2014; excluding restructuring charges of $3.0 million, operating income was $29.8 million. Operating income was $30.9 million for the three months ended April 30, 2013; excluding restructuring charges of $8.5 million and the $4.1 million benefit from the reversal of incentive compensation, operating income was $35.3 million. This decline of $5.5 million was primarily due to the decrease in sales and segment profit within the WPS segment.

Operating income was $74.8 million during the nine months ended April 30, 2014; excluding restructuring charges of $14.2 million, operating income was $89.0 million. Operating income was $96.0 million for the nine months ended April 30, 2013; excluding restructuring charges of $10.5 million and $3.6 million in professional fees related to the PDC acquisition, operating income was $110.1 million. This decline of $21.1 million was due to the decrease in sales and segment profit within the WPS segment, partially offset by an improvement in segment profit in the IDS segment.

OPERATING INCOME TO NET EARNINGS

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2014	% Sales	2013	% Sales	2014	% Sales	2013	% Sales
Operating income	$26,767	8.6%	$30,935	10.2%	$74,802	8.2%	$95,968	11.3%
Other income and (expense):
Investment and other income	872	0.3%	1,133	0.4%	1,887	0.2%	2,427	0.3%
Interest expense	(3,381)	(1.1)%	(4,186)	(1.4)%	(10,777)	(1.2)%	(12,755)	(1.5)%
Earnings from continuing operations before income tax	24,258	7.8%	27,882	9.2%	65,912	7.3%	85,640	10.1%
Income tax expense	4,074	1.3%	6,202	2.1%	17,077	1.9%	48,340	5.7%
Earnings from continuing operations	$20,184	6.5%	$21,680	7.2%	$48,835	5.4%	$37,300	4.4%
Earnings (loss) from discontinued operations, net of income taxes	3,904	1.3%	(17,447)	(5.8)%	15,606	1.7%	(14,564)	(1.7)%
Net earnings	$24,088	7.8%	$4,233	1.4%	$64,441	7.1%	$22,736	2.7%

Investment and other income decreased to $0.9 million for the three months ended April 30, 2014, from $1.1 million for the same period in the prior year. Investment and other income decreased to $1.9 million for the nine months ended April 30, 2014, from $2.4 million for the same period in the prior year. For the three-month period, the decrease was primarily due to foreign currency losses. For the nine-month period, the decrease was primarily due to a reduction in interest income and a decline in the gain recognized on securities held in the executive and director deferred compensation plans.

Interest expense decreased to $3.4 million for the three months ended April 30, 2014, from $4.2 million for the same period in the prior year. Interest expense decreased to $10.8 million for the nine months ended April 30, 2014, from $12.8 million for the same period in the prior year. For both the three and nine-month periods, the decrease was due to the Company’s declining principal balance under its outstanding long-term debt agreements.

The Company’s effective tax rate on continuing operations was 16.8% for the three months and 25.9% for the nine months ended April 30, 2014, compared to 22.2% for the three months and 56.4% for the nine months ended April 30, 2013. The decrease in the effective tax rate for the three months was primarily due to a benefit from the release of tax reserves as a result of expired statutes of limitation. The decrease in the nine-month tax rate was primarily driven by the $25.0 million non-cash tax charge recorded in the second quarter ended January 31, 2013, associated with the repatriation of cash to fund the acquisition of PDC.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen Die-Cut business ("Die-Cut"), which was classified as held for sale as of April 30, 2014. The Brady Medical and Varitronics businesses were also included in discontinued operations, which were divested in August 2012 and October 2012, respectively, both within the IDS segment. The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business.. The first phase of this divestiture closed on May 1, 2014, and the Company received approximately $53 million of cash proceeds for its businesses in Korea, Thailand and Malaysia, and its Balkhausen business in Europe. The remainder of the Die-Cut business is located in China and its divestiture is expected to close in the fourth quarter ending July 31, 2014.

Discontinued operations generated earnings net of income taxes of $3.9 million and a loss of $17.4 million for the three months ended April 30, 2014 and 2013, respectively. The loss in the prior year was driven by the $15.7 million write-down of the disposal group to its estimated fair value less cost to sell. Income net of income taxes from discontinued operations increased in the current quarter due to the discontinuance of depreciation and amortization expense of $3.0 million (pre-tax), and a tax benefit of $1.5 million due to the release of tax reserves from expired statutes of limitation in certain countries.

Discontinued operations generated income net of income taxes of $15.6 million and a loss of $14.6 million for the nine months ended April 30, 2014 and 2013, respectively. The loss in the nine months ended April 30, 2013 was driven by the $15.7 million write-down of the disposal group to its estimated fair value less cost to sell. Income net of income taxes from discontinued operations increased in the nine months ended April 30, 2014 due to the discontinuance of depreciation and amortization expense of $9.0 million (pre-tax), a tax benefit of $3.1 million associated with the conclusion of a tax audit and a tax benefit of $1.5 million due to the release of tax reserves from expired statutes of limitations. The nine months ended April 30, 2013 also included a $5.2 million gain on the settlement of the insurance claim related to a flood in Thailand.

The Asia Die-Cut business was first reported as held for sale as of the quarter ended April 30, 2013, and the Balkhausen Die-Cut business was first reported as held for sale as of the quarter ended July 31, 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP.

Business Segment Operating Results

The Company is organized and managed on a global basis within two business platforms: IDS and WPS, which are the reportable segments. Each business platform has a President (or acting President) that reports directly to the Company's chief operating decision maker, its Interim Chief Executive Officer and Chief Financial Officer. Each platform has its own distinct operations, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Interim Chief Executive Officer and Chief Financial Officer to allocate resources and assess performance.

The following is a summary of segment information for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
(Dollars in thousands)	2014	2013	2014	2013
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$206,448	$197,417	$610,726	$528,044
Workplace Safety	103,129	105,066	297,575	319,156
Total	$309,577	$302,483	$908,301	$847,200
SALES GROWTH INFORMATION
ID Solutions
Organic	4.8%	(1.9)%	3.6%	0.3%
Currency	(0.2)%	(1.0)%	(0.3)%	(1.4)%
Acquisitions	—%	25.3%	12.4%	12.2%
Total	4.6%	22.4%	15.7%	11.1%
Workplace Safety
Organic	(1.9)%	(9.0)%	(6.3)%	(6.4)%
Currency	0.1%	(1.1)%	(0.5)%	(1.0)%
Acquisitions	—%	5.0%	—%	5.3%
Total	(1.8)%	(5.1)%	(6.8)%	(2.1)%
Total Company
Organic	2.5%	(4.8)%	(0.1)%	(2.5)%
Currency	(0.2)%	(1.0)%	(0.4)%	(1.2)%
Acquisitions	—%	17.0%	7.7%	9.4%
Total	2.3%	11.2%	7.2%	5.7%
SEGMENT PROFIT
ID Solutions	$44,302	$46,787	$132,795	$126,011
Workplace Safety	14,771	23,453	47,813	74,881
Total	$59,073	$70,240	$180,608	$200,892
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	21.5%	23.7%	21.7%	23.9%
Workplace Safety	14.3%	22.3%	16.1%	23.5%
Total	19.1%	23.2%	19.9%	23.7%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2014 and 2013:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Total profit from reportable segments	$59,073	$70,240	$180,608	$200,892
Unallocated amounts:
Administrative costs	(29,267)	(30,765)	(91,604)	(94,451)
Restructuring charges	(3,039)	(8,540)	(14,202)	(10,473)
Investment and other income	872	1,133	1,887	2,427
Interest expense	(3,381)	(4,186)	(10,777)	(12,755)
Earnings from continuing operations before income taxes	$24,258	$27,882	$65,912	$85,640

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in EMEA and 10% in APAC. IDS sales increased 4.6% to $206.4 million for the three months and 15.7% to $610.7 million for the nine months ended April 30, 2014, compared to $197.4 million and $528.0 million, respectively, for the same periods in the prior year. The acquisition of PDC in December 2012 had minimal impact on the current quarter; however it increased sales by 12.4% for the nine months ended April 30, 2014 as compared to the same period in the prior year. Organic sales increased 4.8% and 3.6% during the three and nine months ended April 30, 2014, respectively, compared to the same periods in the prior year. Currency fluctuations were minimal, decreasing sales by 0.2% and 0.3% in the three and nine months ended April 30, 2014, respectively.

Organic sales within the IDS business in the Americas grew in the low single digit percentages for the three and nine months ended April 30, 2014. In North America, the slowdown in order patterns from large distributors that we experienced at the end of the second quarter of fiscal 2014 continued mid-way into the third quarter, then returned to a more normalized order pattern for the remainder of the quarter. The PDC business had organic sales growth of approximately 1% for the three months ended April 30, 2014, as compared to the same period in the prior year, due to increased volumes and increased market share from sales synergy opportunities with our PeopleID business. This growth represented an improvement from the organic sales declines realized in the prior two quarters of fiscal 2014. PDC’s healthcare business has historically correlated with U.S. hospital admission rates, which declined by approximately 2% for the three and nine month periods. IDS sales were flat in Brazil for the three months ended April 30, 2014, compared to the same period in the prior year, which represented a slight improvement from the organic sales decline we realized in prior quarters this fiscal year. The Brazilian business demonstrated signs of improvement as we have taken action to improve customer service and product quality. We are further reviewing our Brazilian cost structure to ensure that our business is appropriately sized to the current business environment.

The IDS business in EMEA continued the trend from the preceding two quarters of fiscal 2014 with mid-single-digit organic sales growth for the three months ended April 30, 2014, as compared to the same period in the prior year. Growth continued to be driven by our businesses in the established Western European economies as well as Central Europe where our recently launched printers, including the BMP21 Plus contributed to our growth.

Sales within the IDS business in APAC continued the trend from the preceding two quarters of fiscal 2014 with double-digit organic sales growth for the three and nine months ended April 30, 2014, as we have experienced success in delivering high-quality, labeling products to our OEM customer base, while also expanding our MRO business. Sales of product identification to our OEM customers in China were particularly strong as we continue to expand production capacity and capabilities. Sales growth of our MRO business was positive, but less robust than OEM, and we are investing in the growth potential of this region as we focus on building partnerships with key strategic customers and distributors and expand our production capacity and capabilities.

Segment profit decreased to $44.3 million from $46.8 million, or 5.3%, for the three months, and increased to $132.8 million from $126.0 million, or 5.4%, for the nine months ended April 30, 2014, compared to the same periods in the prior year. Incentive compensation increased by approximately $4.9 million in the three and nine months ended April 30, 2014, which was due to the reversal of the accrual for employee bonuses in the three months ended April 30, 2013. If incentive compensation were consistent year on year, segment profit would have increased by $2.4 million and $11.7 million, or 5.7% and 9.7% for the three and nine months ended April 30, 2014, respectively.

As a percentage of sales, segment profit decreased to 21.5% from 23.7% for the three months, and decreased to 21.7% from 23.9% for the nine months ended April 30, 2014, compared to the same periods in the prior year. The decline in segment profit as a percentage of sales for the three and nine months was primarily due to the increase in incentive compensation. If incentive compensation were consistent year on year, segment profit as a percentage of sales would have increased to 23.8% from 23.7% for the three months, and would have decreased to 22.5% from 23.9% for the nine months ended April 30, 2014, compared to the same periods in the prior year. The remaining decline in segment profit as a percentage of sales was due to facility consolidation costs and PDC for the nine-month period, as the incremental profit added by PDC is dilutive to our segment profit percentage.

Effective August 1, 2013, the existing Brady PeopleID business was integrated into the PeopleID reporting unit, which previously consisted entirely of the PDC business and, as a result, the Company completed an analysis as of this date to conclude upon the appropriate goodwill allocation and any impairment indicators. The PeopleID reporting unit had a fair value in excess of carrying value of 12% and a goodwill balance of $193.3 million at April 30, 2014. In order to conclude upon the assumptions for the discounted cash flow analysis, the Company considered multiple factors, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit’s products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in strategy for the reporting unit. If the PeopleID reporting unit does not meet its projections, it could become impaired, which may adversely affect earnings in the period in which the charge is recorded. The assumptions with the most impact on our determination of the fair value of the PeopleID reporting unit are sales growth and profitability. A reduction in the annual sales growth or annual profitability assumptions by 100 basis points would result in a fair value of less than carrying value for the reporting unit.
WPS
Approximately 50% of net sales in the WPS segment were generated in EMEA, 35% in the Americas and 15% in APAC. Beginning in the second quarter of fiscal 2012, due to a reduction in direct catalog mailings, increased e-commerce competition, and pricing adjustments, the WPS business segment sales declined and continued to decline in all subsequent quarters. As a result, in connection with our organizational change to global business platforms, we refined our WPS strategy to focus on and invest in the following: increasing our volume of catalog mailings, expanding our e-commerce presence, increasing the offering of workplace safety products, enhancing our industry expertise, and further developing our pricing capabilities.
Although year-over-year organic sales declined 1.9% for the three months ended April 30, 2014, this was an improvement over prior quarters as the rate of decline has slowed. During the quarter ended April 30, 2014, we realized low single digit growth in Europe while the Americas and APAC had mid-single digit declines, which was an improvement compared to the declines realized in the first and second quarters of fiscal 2014.

WPS sales decreased 1.8% to $103.1 million for the three months and 6.8% to $297.6 million for the nine months ended April 30, 2014, compared to $105.1 million and $319.2 million, respectively, for the same periods in the prior year. Organic sales declined 1.9% for the third quarter, an improvement from the decline of 6.8% in the second quarter and 10.0% in the first quarter of fiscal 2014, all as compared to the same periods in the prior year. Organic sales decreased 6.3% for the nine months ended April 30, 2014, compared to the same period in the prior year. Currency fluctuations were minimal, increasing sales by 0.1% and decreasing sales by 0.5% in the three and nine months ended April 30, 2014, respectively, compared to the same periods in the prior year.

WPS sales in the Americas improved slightly as the percentage rate of decline lessened to mid-single-digits. Similar to the IDS business in the U.S., our WPS business had a slow start to the third quarter. February and the first half of March were weak, followed by improved order patterns in the last half of the quarter ended April 30, 2014.

The WPS business in Europe, primarily the established Western European economies, realized a low-single-digit sales percentage increase for the three months ended April 30, 2014, improving from a mid-single-digit sales percentage decline in the first half of fiscal 2014. This improvement was driven by increases in new customers and order volumes.

WPS sales in APAC, which entirely consists of Australia, experienced a mid-single-digit percentage sales decline for the three months ended April 30, 2014, compared to the same period in the prior year. This was an improvement over the double-digit percentage sales decline in the first half of fiscal 2014. While the Company’s Australian business is focused within many diverse industries, it has a higher concentration in industries that are experiencing economic challenges which include manufacturing, non-residential construction, and most importantly, mining. Management has taken action to reduce our cost structure in Australia while at the same time implementing sales growth initiatives.

Segment profit decreased to $14.8 million from $23.5 million for the three months, and decreased to $47.8 million from $74.9 million for the nine months ended April 30, 2014, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 14.3% from 22.3% for the three months, and decreased to 16.1% from 23.5% for the nine months ended April 30, 2014, compared to the same periods in the prior year. The segment profit decline for the three and nine-month periods was due to pricing actions, changes in mix and sales strategy, and the strategic investments intended to return the business to growth.

The WPS EMEA and WPS APAC reporting units had goodwill of $60.3 million and $32.8 million, respectively, as of April 30, 2014. These reporting units have experienced a decline in sales for the last ten quarters primarily due to reduced sales generated from catalogs, as well as an economic slowdown within Western Europe and Australia. Although our sales in e-commerce have increased, the shift is not sufficient to entirely compensate for the lost sales from the traditional catalog model. Management is addressing this via investments in digital capabilities, increased catalog spend, and focused emphasis on growing the customer base, and we anticipate returning to annual sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2013 for these reporting units resulted in a significant fair value excess over carrying value, which the Company considers to be at 20% or greater. However, if the Company does not realize a sufficient return on its strategic investment in the WPS business, these reporting units could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded. The third reporting unit in the WPS segment is WPS Americas, which had goodwill of $10.9 million as of April 30, 2014. The goodwill of this reporting unit was impaired during fiscal 2013 and had a significant excess of fair value over carrying value subsequent to the impairment charge.

Financial Condition

Cash and cash equivalents decreased by $12.3 million and $228.9 million during the nine months ended April 30, 2014 and 2013. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$75,840	$89,630
Investing activities	(30,455)	(318,306)
Financing activities	(61,626)	(6,448)
Effect of exchange rate changes on cash	3,898	6,258
Net decrease in cash and cash equivalents	$(12,343)	$(228,866)

Net cash provided by operating activities decreased by $13.8 million to $75.8 million from $89.6 million for the nine months ended April 30, 2014 and 2013, respectively. The decline was due to the $27 million decline in WPS segment profit, offset by improvements in operating assets and liabilities of approximately $13 million. Cash flow from accounts receivable and accounts payable improved due to working capital initiatives that began last fiscal year, partially offset by inventory increases from facility consolidations this fiscal year. Accounts payable improved in all geographies and accounts receivable improved in Europe and APAC.

Net cash used in investing activities was $30.5 million for the nine months ended April 30, 2014, compared to $318.3 million used in the same period of the prior year. The decrease in cash used in investing activities was due to the acquisition of PDC for $301.2 million, partially offset by $10.2 million in cash received from the divestitures of Brady Medical and Varitronics during the nine months ended April 30, 2013.

Net cash used in financing activities was $61.6 million during the nine months ended April 30, 2014, compared to $6.4 million used in the same period of the prior year. The increase in cash used in financing activities was primarily due to an increase in the net drawdown on the revolving loan agreement and line of credit of $33.7 million and an increase in cash used for share repurchases of $18.2 million.

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

In December 2012, the Company drew down $220 million from its revolving loan agreement to fund a portion of the purchase price of the acquisition of PDC. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. As of July 31, 2013, there was $39 million outstanding on this revolving loan agreement, which was repaid during the nine months ended April 30, 2014. During the three months ended April 30, 2014, the Company drew down an additional $63 million in order to fund dividends, principal payments on the private placement note issuances, share repurchases, and general corporate needs. The maximum amount outstanding on the revolving loan agreement during the period was $72 million. As of April 30, 2014, the outstanding balance on the revolving loan agreement was $63 million and there was $237 million available for future borrowing, which could be increased to $387 million at the Company’s option, subject to certain conditions.

In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China. The line of credit supports USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity of the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During fiscal 2014, the maximum amount outstanding was $14.9 million, comprised entirely of USD-denominated borrowings. During the three months ended April 30, 2014, the Company repaid $2.4 million of this borrowing resulting in a balance of $12.6 million at April 30, 2014. There was $13.6 million available for future borrowing under this credit facility at the end of the reporting period.

The Company’s debt and revolving loan agreements require it to maintain certain financial covenants. The Company’s June 2004, February 2006, March 2007, and May 2010 private placement debt agreements require the Company to maintain a ratio of debt to the trailing twelve month EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio). As of April 30, 2014, the Company was in compliance with the financial covenant of the June 2004, February 2006, and March 2007 private placement agreements, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0. As of April 30, 2014, the Company was in compliance with the financial covenant of the May 2010 private placement agreement, with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.8 to 1.0. Additionally, the Company’s February 2012 revolving loan agreement requires the Company to maintain a ratio of debt to trailing twelve month EBITDA, as defined by the debt agreement, of not more than a 3.25 to 1.0 ratio. The revolving loan agreement requires the Company’s trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2014, the Company was in compliance with the financial covenants of the revolving loan agreement with the ratio of debt to EBITDA, as defined by the agreement, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 11.5 to 1.0.

Total debt as a percentage of total debt plus stockholders' investment was 25.7% at April 30, 2014 and 27.4% at July 31, 2013. The decrease in the ratio was due to a decrease in total debt of $13.7 million as the Company made a principal payment on its long-term borrowings of $42.5 million, which was partially offset by net borrowing on the revolving loan agreement of $24 million. In addition, there was an increase in the Company’s stockholders’ investment of $33.2 million as a result of current year earnings partially offset by treasury stock repurchases.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2014, 90.4% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, acquisitions, common stock repurchases, scheduled debt repayments, and dividend payments. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition.

Subsequent Events
On May 21, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.195 per share payable on July 31, 2014, to shareholders of record at the close of business on July 10, 2014.
On May 1, 2014, the Company closed the first phase of the sale of the Die-Cut business to LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for cash proceeds of approximately $53 million. This phase included the die-cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business is located in China and its divestiture is expected to close in the fourth quarter ended July 31, 2014.
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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended April 30, 2014, the Company purchased 892,814 shares of its Class A Nonvoting Common Stock under its share repurchase plan for $23.3 million. As of April 30, 2014, there remained 1,253,959 shares to purchase in connection with this plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended April 30, 2014:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2014 - February 28, 2014	184,726	$26.27	184,726	1,962,047
March 1, 2014 - March 31, 2014	422,357	26.50	422,357	1,539,690
April 1, 2014 - April 30, 2014	285,731	25.60	285,731	1,253,959
Total	892,814	$26.14	892,814	1,253,959

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Severance and Release Agreement, dated as of February 20, 2014, entered into with Scott Hoffman

10.2	Directors' Deferred Compensation Plan, as amended and restated (reflects immaterial changes finalized in May 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Thomas J. Felmer

32.1	Section 1350 Certification of Thomas J. Felmer

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: June 4, 2014	/s/ THOMAS J. FELMER
Thomas J. Felmer
Interim President & Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)