Form 10-Q
period 2014-10-31
BRADY CORP
filed 2014-12-02
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2014
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
As of November 28, 2014, there were 47,721,151 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,474	$81,834
Accounts receivable—net	174,926	177,648
Inventories:
Finished products	74,428	73,096
Work-in-process	19,271	17,689
Raw materials and supplies	24,109	22,490
Total inventories	117,808	113,275
Assets held for sale	—	49,542
Prepaid expenses and other current assets	43,475	41,543
Total current assets	452,683	463,842
Other assets:
Goodwill	501,794	515,004
Other intangible assets	86,651	91,014
Deferred income taxes	23,094	27,320
Other	21,633	22,314
Property, plant and equipment:
Cost:
Land	7,710	7,875
Buildings and improvements	106,636	101,866
Machinery and equipment	292,183	288,409
Construction in progress	10,331	12,500
	416,860	410,650
Less accumulated depreciation	280,277	276,479
Property, plant and equipment—net	136,583	134,171
Total	$1,222,438	$1,253,665
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$94,708	$61,422
Accounts payable	84,199	88,099
Wages and amounts withheld from employees	33,596	38,064
Liabilities held for sale	—	10,640
Taxes, other than income taxes	7,890	7,994
Accrued income taxes	9,227	7,893
Other current liabilities	46,362	35,319
Current maturities on long-term debt	42,514	42,514
Total current liabilities	318,496	291,945
Long-term obligations, less current maturities	153,476	159,296
Other liabilities	69,472	69,348
Total liabilities	541,444	520,589
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,714,986 and 47,704,196 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	314,128	311,811
Earnings retained in the business	455,450	452,057
Treasury stock—3,546,501 and 3,477,291 shares, respectively of Class A nonvoting common stock, at cost	(95,011)	(93,337)
Accumulated other comprehensive income	8,565	64,156
Other	(2,686)	(2,159)
Total stockholders’ investment	680,994	733,076
Total	$1,222,438	$1,253,665

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended October 31,
	(Unaudited)
	2014	2013
Net sales	$310,240	$307,530
Cost of products sold	160,079	149,683
Gross margin	150,161	157,847
Operating expenses:
Research and development	9,631	8,587
Selling, general and administrative	109,279	112,733
Restructuring charges	4,278	6,840
Total operating expenses	123,188	128,160
Operating income	26,973	29,687
Other income and (expense):
Investment and other income	323	762
Interest expense	(2,891)	(3,720)
Earnings from continuing operations before income taxes	24,405	26,729
Income tax expense	8,906	8,595
Earnings from continuing operations	$15,499	$18,134
(Loss) earnings from discontinued operations, net of income taxes	(1,915)	5,794
Net earnings	$13,584	$23,928
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.30	$0.35
Diluted	$0.30	$0.35
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.29	$0.33
Diluted	$0.29	$0.33
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.03)	$0.11
Diluted	$(0.04)	$0.11
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.04)	$0.11
Diluted	$(0.04)	$0.11
Net earnings per Class A Nonvoting Common Share:
Basic	$0.27	$0.46
Diluted	$0.26	$0.46
Dividends	$0.20	$0.195
Net earnings per Class B Voting Common Share:
Basic	$0.25	$0.44
Diluted	$0.25	$0.44
Dividends	$0.183	$0.178
Weighted average common shares outstanding (in thousands):
Basic	51,251	52,071
Diluted	51,313	52,419
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2014	2013
Net earnings	$13,584	$23,928
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net (loss) gain recognized in other comprehensive income	(24,303)	16,535
Reclassification adjustment for gains included in net earnings	(34,697)	—
	(59,000)	16,535

Net investment hedge translation adjustments	8,151	(4,713)
Long-term intercompany loan translation adjustments:
Net loss recognized in other comprehensive income	(1,350)	(173)
Reclassification adjustment for gains included in net earnings	(393)	—
	(1,743)	(173)
Cash flow hedges:
Net gain (loss) recognized in other comprehensive income	601	(15)
Reclassification adjustment for losses (gains) included in net earnings	21	(90)
	622	(105)
Pension and other post-retirement benefits:
Actuarial gain amortization	(214)	(66)
Prior service credit amortization	(81)	(51)
	(295)	(117)

Other comprehensive (loss) income, before tax	(52,265)	11,600
Income tax (expense) benefit related to items of other comprehensive income	(3,326)	2,642
Other comprehensive (loss) income, net of tax	(55,591)	14,242
Comprehensive (loss) income	$(42,007)	$38,170
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2014	2013
Operating activities:
Net earnings	$13,584	$23,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,123	10,878
Non-cash portion of stock-based compensation expense	1,319	2,600
Non-cash portion of restructuring charges	196	—
Loss on sale of business, net	426	—
Deferred income taxes	2,346	(2,421)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(3,916)	(18,551)
Inventories	(7,077)	(12,461)
Prepaid expenses and other assets	(2,999)	(5,372)
Accounts payable and accrued liabilities	2,897	25,903
Income taxes	1,705	1,089
Net cash provided by operating activities	18,604	25,593

Investing activities:
Purchases of property, plant and equipment	(11,451)	(9,086)
Sale of business, net of cash retained	8,771	—
Other	592	(70)
Net cash used in investing activities	(2,088)	(9,156)

Financing activities:
Payment of dividends	(10,191)	(10,149)
Proceeds from issuance of common stock	91	5,209
Proceeds from borrowing on notes payable	41,000	—
Repayment of borrowing on notes payable	(7,714)	(24,000)
Income tax on the exercise of stock options and deferred compensation distributions, and other	(1,296)	(719)
Net cash provided by (used in) financing activities	21,890	(29,659)

Effect of exchange rate changes on cash	(3,766)	4,033

Net increase (decrease) in cash and cash equivalents	34,640	(9,189)
Cash and cash equivalents, beginning of period	81,834	91,058

Cash and cash equivalents, end of period	$116,474	$81,869

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,032	$4,151
Income taxes, net of refunds	7,323	10,006

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2014
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2014 and July 31, 2014, its results of operations and comprehensive (loss) income for the three months ended October 31, 2014 and 2013, and cash flows for the three months ended October 31, 2014 and 2013. The consolidated balance sheet as of July 31, 2014 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2014.
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and was divested on August 1, 2014. The assets and liabilities were reclassified in accordance with the authoritative literature on assets held for sale in the consolidated balance sheet as of July 31, 2014. The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for all periods presented. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note K, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2014, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2014	$412,289	$102,715	$515,004
Translation adjustments	(8,205)	(5,005)	$(13,210)
Balance as of October 31, 2014	$404,084	$97,710	$501,794

Goodwill at October 31, 2014 included $118,637 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $290,917. There were no impairment charges recorded during the three months ended October 31, 2014.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2014				July 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,708	$(10,257)	$1,451	5	$11,656	$(10,160)	$1,496
Trademarks and other	5	15,002	(11,071)	3,931	5	15,366	(10,706)	4,660
Customer relationships	7	143,903	(92,472)	51,431	7	168,525	(114,363)	54,162
Non-compete agreements and other	4	9,841	(9,697)	144	4	10,089	(9,622)	467
Unamortized other intangible assets:
Trademarks	N/A	29,694	—	29,694	N/A	30,229	—	30,229
Total		$210,148	$(123,497)	$86,651		$235,865	$(144,851)	$91,014
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheets at October 31, 2014 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and October 31, 2014.
Amortization expense on intangible assets was $3,369 and $5,077 for the three months ended October 31, 2014 and 2013, respectively. The amortization over each of the next five fiscal years is projected to be $12,212, $10,051, $7,616, $6,771 and $6,451 for the fiscal years ending July 31, 2015, 2016, 2017, 2018 and 2019, respectively.
NOTE C — Other Comprehensive Income
Other comprehensive income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income, net of tax, for the three months ended October 31, 2014:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive income (loss) before reclassification	418	—	(21,030)	(20,612)
Amounts reclassified from accumulated other comprehensive income	13	(295)	(34,697)	(34,979)
Ending balance, October 31, 2014	$419	$4,559	$3,587	$8,565
The decrease in accumulated other comprehensive income ("AOCI") as of October 31, 2014 compared to July 31, 2014 was primarily due to the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The appreciation of the U.S. dollar against other currencies also contributed to the decrease in AOCI during the quarter. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $34,979 in amounts reclassified from accumulated other comprehensive income, the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $13 loss on cash flow hedges was reclassified into cost of products sold, and the $295 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the three months ended October 31, 2014.

The changes in accumulated other comprehensive income by component, net of tax, for the three months ended October 31, 2013 were as follows:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2013	$99	$1,853	$54,111	$56,063
Other comprehensive income (loss) before reclassification	(32)	—	14,273	14,241
Amounts reclassified from accumulated other comprehensive income	(55)	(117)	—	(172)
Ending balance, October 31, 2013	$12	$1,736	$68,384	$70,132
The increase in accumulated other comprehensive income for the three months ended October 31, 2013 compared to July 31, 2013 was primarily due to the appreciation of the U.S. dollar against other currencies. Of the total $172 in amounts reclassified from accumulated other comprehensive income, the $55 gain on cash flow hedges was reclassified into cost of products sold and the $117 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the three months ended October 31, 2013.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
	2014	2013
Income tax (expense) benefit related to items of other comprehensive income:
Net investment hedge translation adjustments	$(3,179)	$1,314
Long-term intercompany loan settlements	—	1,403
Cash flow hedges	(203)	18
Other income tax adjustments and currency translation	56	(93)
Income tax (expense) benefit related to items of other comprehensive income	$(3,326)	$2,642

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2014	2013
Numerator: (in thousands)
Earnings from continuing operations	$15,499	$18,134
Less:
Restricted stock dividends	—	(45)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$15,499	$18,089
Less:
Preferential dividends	(794)	(813)
Preferential dividends on dilutive stock options	(1)	(6)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$14,704	$17,270
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,251	52,071
Plus: Effect of dilutive stock options	62	348
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,313	52,419
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.30	$0.35
Diluted	$0.30	$0.35
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.29	$0.33
Diluted	$0.29	$0.33
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.03)	$0.11
Diluted	$(0.04)	$0.11
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.04)	$0.11
Diluted	$(0.04)	$0.11
Net earnings per Class A Nonvoting Common Share:
Basic	$0.27	$0.46
Diluted	$0.26	$0.46
Net earnings per Class B Voting Common Share:
Basic	$0.25	$0.44
Diluted	$0.25	$0.44
Options to purchase approximately 3,897,000 and 2,505,000 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2014 and 2013, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
	2014	2013
Sales to External Customers
ID Solutions	$212,097	$209,546
Workplace Safety	98,143	97,984
Total Company	$310,240	$307,530
Segment Profit
ID Solutions	$43,467	$50,967
Workplace Safety	15,539	18,374
Total Company	$59,006	$69,341
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
	2014	2013
Total profit from reportable segments	$59,006	$69,341
Unallocated amounts:
Administrative costs	(27,755)	(32,814)
Restructuring charges	(4,278)	(6,840)
Investment and other income	323	762
Interest expense	(2,891)	(3,720)
Earnings from continuing operations before income taxes	$24,405	$26,729

NOTE F – Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock unit awards ("RSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.
The options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “service-based” stock options, generally expire 10 years from the date of grant.
Restricted shares and RSUs issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The Company also grants restricted shares and RSUs to certain executives and key management employees that vest upon meeting certain financial performance conditions.
As of October 31, 2014, the Company has reserved 4,620,662 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted and unrestricted shares and 3,325,301 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2014 and 2013, was $1,319 ($818 net of taxes) and $2,600 ($1,586 net of taxes), respectively.
As of October 31, 2014, total unrecognized compensation cost related to stock-based compensation awards was $11,425 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.7 years.
The Company has estimated the fair value of its service-based option awards granted during the three months ended October 31, 2014 and 2013, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2014	2013
Expected term (in years)	6.05	5.92
Expected volatility	30.27%	37.41%
Expected dividend yield	2.48%	2.36%
Risk-free interest rate	1.91%	1.78%
Weighted-average market value of underlying stock at grant date	$22.66	$31.07
Weighted-average exercise price	$22.66	$31.07
Weighted-average fair value of options granted during the period	$6.10	$9.18

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

The Company granted 612,427 service-based stock options during the three months ended October 31, 2014, with a weighted average exercise price of $22.66 and a weighted average fair value of $6.10.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2014	4,204,260	$30.82
New grants	612,427	22.66
Exercised	(3,500)	20.95
Forfeited or expired	(469,845)	29.81
Outstanding at October 31, 2014	4,343,342	$29.79	5.4	$1,175,785
Exercisable at October 31, 2014	3,339,992	$30.94	4.2	$584,528

There were 3,339,992 and 3,466,777 options exercisable with a weighted average exercise price of $30.94 and $30.93 at October 31, 2014 and 2013, respectively. The cash received from the exercise of options during the three months ended October 31, 2014 and 2013 was $91 and $5,209, respectively. The tax benefit on options exercised during the three months ended October 31, 2014 and 2013 was $3 and $472, respectively.
The total intrinsic value of options exercised during the three months ended October 31, 2014 and 2013, based upon the average market price at the time of exercise during the period, was $7 and $1,211, respectively. The total fair value of stock options vested during the three months ended October 31, 2014 and 2013, was $3,684 and $8,383, respectively.
The Company granted 224,398 service-based RSUs during the three months ended October 31, 2014, with a weighted average grant price and fair value of $23.45.
The following table summarizes the RSU and restricted share activity under the Company's share-based compensation plans for the three months ended October 31, 2014:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	104,857	$31.02
New grants	224,398	23.45
Vested	(32,458)	30.86
Forfeited	(19,477)	31.28
Outstanding at October 31, 2014	277,320	$24.90

Performance-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	80,000	$32.50
New grants	—	—
Vested	—	—
Forfeited	(80,000)	32.50
Outstanding at October 31, 2014	—	$—

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2014 and July 31, 2014, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2014
Trading securities	$15,471	$—	$15,471	Other assets
Foreign exchange contracts	—	669	669	Prepaid expenses and other current assets
Total Assets	$15,471	$669	$16,140
Foreign exchange contracts	$—	$333	$333	Other current liabilities
Total Liabilities	$—	$333	$333
July 31, 2014
Trading securities	$15,962	$—	$15,962	Other assets
Foreign exchange contracts	—	166	166	Prepaid expenses and other current assets
Total Assets	$15,962	$166	$16,128
Foreign exchange contracts	$—	$389	$389	Other current liabilities
Total Liabilities	$—	$389	$389
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three months ended October 31, 2014 and 2013. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2014.
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

The PeopleID reporting unit had intangible assets consisting of tradenames and customer relationships, which were valued using the income approach as part of the goodwill impairment valuation described above. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, a definite-lived customer relationship with a carrying amount of $88,803 was written down to its estimated fair value of $44,600. In addition, indefinite-lived tradenames and other definite-lived customer relationships with a carrying amount of $5,384 were written down to their estimated fair value of $1,448. These represented Level 3 assets measured at fair value on a nonrecurring basis subsequent to their original recognition, which resulted in a total non-cash impairment charge of $48,139 within the IDS segment.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $210,152 and $216,280 at October 31, 2014 and July 31, 2014, respectively, as compared to the carrying value of $195,990 and $201,810 at October 31, 2014 and July 31, 2014, respectively.
NOTE H — Restructuring
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia to enhance customer service, improve efficiency of operations and reduce operating expenses. Facility consolidation activities extended into fiscal 2015.
In connection with this plan, the Company incurred restructuring charges of $4,278 during the three months ended October 31, 2014, which consisted of $2,588 of employee separation costs, $200 of fixed asset write-offs, $948 of facility closure related costs, and $542 of contract termination costs. Of the $4,278 of restructuring charges recorded during the quarter, $2,386 was incurred within IDS and $1,892 within WPS.
The Company incurred restructuring charges of $6,840 during the three months ended October 31, 2013. These restructuring charges consisted of $6,492 of employee separation costs, which included $883 of separation costs related to the former CEO, and $348 of other facility closure related costs. Of the $6,840 of restructuring charges recorded during the quarter, $3,977 was incurred within IDS and $2,863 within WPS.
The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2014	$3,389	$—	$1,606	$4,995
Restructuring charges in continuing operations	2,588	200	1,490	4,278
Restructuring charges in discontinued operations	—	(4)	245	241
Non-cash write-offs	—	(196)	—	(196)
Cash payments	(2,141)	—	(1,252)	(3,393)
Ending balance, October 31, 2014	$3,836	$—	$2,089	$5,925

NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2014 and July 31, 2014, the notional amount of outstanding forward exchange contracts was $67,000 and $104,000, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2014 and 2013, unrealized gains of $601 and unrealized losses of $15 have been included in OCI, respectively. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2014 and 2013, the Company reclassified losses of $21 and gains of $90 from OCI into earnings, respectively. At October 31, 2014, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $16,643, including contracts to sell Euros, Canadian Dollars, Australian Dollars, British Pounds and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At October 31, 2014, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in OCI. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At October 31, 2014 and July 31, 2014, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $4,700 and $5,300, respectively. As of October 31, 2014 and 2013, the Company recognized OCI losses of $295 and $244, respectively, on its outstanding net investment hedges.
Non-Designated Hedges
For the three months ended October 31, 2014 and 2013, the Company recognized losses of $841 and gains of $1,447 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2014		July 31, 2014		October 31, 2014		July 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$544	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	24	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	14
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	94,590	Long term obligations, less current maturities	100,410
Total derivatives designated as hedging instruments		$568		$—		$94,590		$100,424
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$100	Prepaid expenses and other current assets	$166	Other current liabilities	$333	Other current liabilities	$375
Total derivatives not designated as hedging instruments		$100		$166		$333		$375

NOTE K — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three month comparative periods ended October 31, 2014 and 2013.

The following table summarizes the operating results of discontinued operations for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
	2014	2013
Net sales	$—	$65,857
(Loss) earnings from operations of discontinued businesses	(1,201)	8,329
Income tax expense	(288)	(2,535)
Loss on sale of discontinued operations	(487)	—
Income tax benefit on sale of discontinued operations	61	—
(Loss) earnings from discontinued operations, net of income tax	$(1,915)	$5,794

There were no assets or liabilities held for sale as of October 31, 2014. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the statement of earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.

NOTE L - Notes Payable
At July 31, 2014, the Company had an outstanding balance of $42,000 on its revolving loan agreement. During the three months ended October 31, 2014, the Company drew an additional $41,000 in order to fund general corporate needs. As of October 31, 2014, the outstanding balance on the credit facility was $83,000, which was also the maximum amount outstanding during the three months ended October 31, 2014. The Company also had letters of credit outstanding under the loan agreement of $3,500 as of October 31, 2014 and there was $213,500 available for future borrowing, which can be increased to $363,500 at the Company's option, subject to certain conditions. The Company intends to repay the remainder of the borrowing within 12 months of the quarter ended October 31, 2014. As such, the borrowing is classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets.
In February 2013, the Company entered into an unsecured $26,200 multi-currency line of credit in China, which was amended in November 2013 to $24,200 and is due on demand. The line of credit supports USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities. The Company is not required to comply with any financial covenants as part of this agreement. During the three months ended October 31, 2014, the Company repaid $7,714 of this borrowing and the maximum amount outstanding was $19,422. As of October 31, 2014, the outstanding balance was $11,708 USD equivalent of CNY-denominated borrowings and there was $12,492 available for future borrowing under this credit facility.
As of October 31, 2014, borrowings on the revolving loan agreement and China credit facility were as follows:

	October 31, 2014	Interest Rate
USD-denominated borrowing on revolving loan agreement	$83,000	1.2438%
CNY-denominated borrowing on China line of credit (USD equivalent)	$11,708	5.0400%
Notes payable	$94,708	1.7130%
As of July 31, 2014, borrowings on the revolving loan agreement and China line of credit were as follows:

	July 31, 2014	Interest Rate
USD-denominated borrowing on revolving loan agreement	$42,000	1.2472%
USD-denominated borrowing on China line of credit	6,923	1.3548%
CNY-denominated borrowing on China line of credit (USD equivalent)	12,499	5.0400%
Notes payable	$61,422	2.0311%
NOTE M — New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on the required disclosures related to an entity’s ability to continue as a going concern. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is effective for annual periods ending after December 15, 2016, and for each annual and interim period thereafter with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat the performance targets that can be met after the requisite period of service as performance conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company plans to adopt this new guidance effective January 1, 2016. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.
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
NOTE N — Subsequent Events
On November 19, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on January 30, 2015, to shareholders of record at the close of business on January 9, 2015.

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

Over the last two years, the Company made significant portfolio and management decisions designed to better position the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics Die-Cut business, which was partially divested in fiscal 2014 and completed in the first quarter of fiscal 2015, to an expansion of our core Identification Solutions (“ID Solutions" or "IDS”) business to focus on markets with long-term growth trends. In our Workplace Safety ("WPS") business, our strategy to return to growth included a focus on workplace safety critical industries in addition to increased investment in e-commerce expertise.

Refer to Part I, Item 1, "Business," of the Company’s fiscal 2014 Form 10-K for additional information regarding fiscal 2014 activities impacting the business.

With these changes in place, the Company is targeting the following key initiatives in fiscal 2015:

•	Completing the consolidation of selected manufacturing facilities in the Americas and Europe to reduce the Company's cost structure and build a more efficient global footprint.

•	Driving operational excellence and providing the Company's customers with innovative products and the highest level of customer service.

•	Investing in R&D to identify emerging technology opportunities that align with the Company's target markets and enhancing our innovation development process.

•	Growing the Company's business primarily through focused sales and marketing efforts in selected vertical markets and an increased focus on strategic accounts.

•
Expanding the direct-marketing model in the WPS business by increasing its offering of identification and workplace safety products with a heightened focus on proprietary and customized product offerings and an increased emphasis on e-commerce.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2014 and 2013 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2014	% Sales	% Change	2013	% Sales
Net Sales	$310,240		0.9%	$307,530
Gross Margin	150,161	48.4%	(4.9)%	157,847	51.3%
Operating Expenses:
Research and Development	9,631	3.1%	12.2%	8,587	2.8%
Selling, General and Administrative	109,279	35.2%	(3.1)%	112,733	36.7%
Restructuring charges	4,278	1.4%	(37.5)%	6,840	2.2%
Total operating expenses	123,188	39.7%	(3.9)%	128,160	41.7%
Operating Income	$26,973	8.7%	(9.1)%	$29,687	9.7%

Sales for the three months ended October 31, 2014 increased 0.9% to $310.2 million, compared to $307.5 million in the same period of the prior year. The increase in sales was a result of organic sales growth of 2.4% and a negative currency impact of 1.5%. The organic sales improvement was a result of organic sales growth of 2.4% in both the IDS segment and the WPS segment.

Gross margin as a percentage of sales decreased to 48.4% for the three months ended October 31, 2014, from 51.3% in the same period of the prior year. The decline in gross margin was primarily due to increased costs related to facility consolidation activities and to a lesser extent, sales mix.

Research and development (“R&D”) for the three months ended October 31, 2014 increased 12.2% to $9.6 million, compared to $8.6 million in the same period of the prior year. The increase in R&D expenses was attributable to the increased costs within the IDS segment associated with our initiative to enhance the innovation development process and invest in emerging technologies such as RFID and sensing technology for harsh environments and mobile applications that allow users to work with a variety of electronic devices.

Selling, general and administrative expenses (“SG&A”) decreased 3.1% to $109.3 million for the three months ended October 31, 2014, compared to $112.7 million in the same period of the prior year. This decline was primarily driven by a reduction in administrative expenses and reduced amortization expense, which was partially offset by an increase in selling expenses. The increase in selling expenses was due to the increased investment in our salesforce within the IDS segment and increased spend in both on-line advertising as well as traditional print advertising within the WPS segment.
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. Facility consolidation activities have extended into fiscal 2015 and are expected to be complete by the end of the fiscal year. The Company expects to incur restructuring charges of approximately $15 million associated with these activities in fiscal 2015.
The Company incurred restructuring charges of $4.3 million during the three months ended October 31, 2014, which consisted primarily of employee separation costs and facility closure costs. Of the $4.3 million of restructuring charges recorded during the quarter, $2.4 million was incurred within IDS and $1.9 million was incurred within WPS. Restructuring charges for the three months ended October 31, 2013 were $6.8 million and consisted primarily of employee separation costs. Approximately $4.0 million and $2.8 million were incurred in the IDS and WPS segments, respectively.
Operating income was $27.0 million during the three months ended October 31, 2014. Excluding restructuring charges of $4.3 million, operating income was $31.3 million. Operating income was $29.7 million for the three months ended October 31, 2013. Excluding restructuring charges of $6.8 million, operating income was $36.5 million. The decrease of $5.2 million was mainly due to the segment profit declines in both the IDS and WPS segments, which are discussed in further detail within the Business Segment Operating Results section.

OPERATING INCOME TO NET EARNINGS

	Three months ended October 31,
(Dollars in thousands)	2014	% Sales	2013	% Sales
Operating income	$26,973	8.7%	$29,687	9.7%
Other income and (expense):
Investment and other income	323	0.1%	762	0.2%
Interest expense	(2,891)	(0.9)%	(3,720)	(1.2)%
Earnings from continuing operations before income tax	24,405	7.9%	26,729	8.7%
Income tax expense	8,906	2.9%	8,595	2.8%
Earnings from continuing operations	$15,499	5.0%	$18,134	5.9%
(Loss) earnings from discontinued operations, net of income taxes	(1,915)	(0.6)%	5,794	1.9%
Net earnings	$13,584	4.4%	$23,928	7.8%

Investment and other income decreased to $0.3 million for the three months ended October 31, 2014, from $0.8 million for the same period in the prior year. For the three-month period, the decrease was primarily due to the decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $2.9 million for the three months ended October 31, 2014, from $3.7 million for the same period in the prior year. This decrease was due to the Company’s declining principal balance under its outstanding long-term debt agreements and a reduction in the weighted average interest rate on the outstanding debt.

The Company’s effective tax rate on continuing operations was 36.5% for the three months ended October 31, 2014, compared to 32.2% for the three months ended October 31, 2013. The tax rate for the quarter ended October 31, 2014 was higher than the rate for the quarter ended October 31, 2013 due to certain adjustments in the quarter, as well as the lapsing of certain U.S. tax legislation. The tax rate is anticipated to be in the mid-to-upper 20% range for fiscal year 2015.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen Die-Cut business ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. The closing on the second and final phase was completed on August 1, 2014. The loss from discontinued operations net of income taxes was $1.9 million for the three months ended October 31, 2014, compared to earnings from discontinued operations net of income taxes of $5.8 million for the same period in the prior year. The loss in the quarter ended October 31, 2014 consisted of a loss on operations of $1.5 million primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut. Refer to Note K, "Discontinued Operations" for further discussion regarding discontinued operations.

The Asia Die-Cut business was first reported as held for sale in the quarter ended April 30, 2013, and the Balkhausen Die-Cut business was first reported as held for sale in the quarter ended July 31, 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP.

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

The following is a summary of segment information for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
(Dollars in thousands)	2014	2013
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$212,097	$209,546
Workplace Safety	98,143	97,984
Total	$310,240	$307,530
SALES GROWTH INFORMATION
ID Solutions
Organic	2.4%	3.3%
Currency	(1.2)%	(0.3)%
Acquisitions	—%	26.0%
Total	1.2%	29.0%
Workplace Safety
Organic	2.4%	(10.0)%
Currency	(2.2)%	(0.6)%
Acquisitions	—%	—%
Total	0.2%	(10.6)%
Total Company
Organic	2.4%	(2.1)%
Currency	(1.5)%	(0.4)%
Acquisitions	—%	15.6%
Total	0.9%	13.1%
SEGMENT PROFIT
ID Solutions	$43,467	$50,967
Workplace Safety	15,539	18,374
Total	$59,006	$69,341
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	20.5%	24.3%
Workplace Safety	15.8%	18.8%
Total	19.0%	22.5%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2014 and 2013:

	Three months ended October 31,
	2014	2013
Total profit from reportable segments	$59,006	$69,341
Unallocated amounts:
Administrative costs	(27,755)	(32,814)
Restructuring charges	(4,278)	(6,840)
Investment and other income	323	762
Interest expense	(2,891)	(3,720)
Earnings from continuing operations before income taxes	$24,405	$26,729

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in APAC. IDS sales increased 1.2% to $212.1 million for the three months ended October 31, 2014, compared to $209.5 million for the same period in the prior year. Organic sales increased 2.4% and currency fluctuations decreased sales by 1.2%.

Organic sales in the Americas grew in the low-single digits for the three months ended October 31, 2014, as compared to the same period in the prior year. This growth was driven by increased focus on key customers and certain industries, such as chemical, oil, and gas; food and beverage; healthcare; and others. In addition, we continue to focus on the development of proprietary new products in the core Brady brand business in the United States, which experienced mid-single digit growth in the current quarter as compared to the same period in the prior year. This growth was partially offset by an organic sales decline in Brazil due to economic challenges.

The IDS business in Europe continued the trend from fiscal 2014 with mid-single-digit organic sales growth for the three months ended October 31, 2014, as compared to the same period in the prior year. Growth continued to be driven by our businesses in the established Western European economies as well as Central Europe where we have increased our salesforce and expanded in focused geographies.

Organic sales within the IDS business in APAC had high-single digit growth for the three months ended October 31, 2014, as compared to the same period in the prior year. We have expanded in China and have experienced success in delivering high-quality labeling products to our OEM customer base, while also expanding our MRO business.

Segment profit decreased 14.7% to $43.5 million for the three months ended October 31, 2014, compared to $51.0 million in the same period of the prior year. As a percentage of sales, segment profit decreased to 20.5% for the three months ended October 31, 2014, compared to 24.3% in the same period of the prior year. This decrease was mainly driven by the increased costs associated with facility consolidation activities, including increased supplies, outsourcing costs, additional labor, and moving costs. The increased investment in R&D and sales mix also contributed to the decline in segment profit.
WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales increased 0.2% to $98.1 million from $98.0 million for the three months ended October 31, 2014 and 2013, respectively. Organic sales increased 2.4% in the first quarter of fiscal 2015, compared to a decline of 10.0% in the first quarter of fiscal 2014. Currency fluctuations decreased sales by 2.2% for the three months ended October 31, 2014.

The WPS business in Europe realized mid-single digit organic sales growth for the three months ended October 31, 2014, compared to the same period in the prior year. This growth was driven primarily in the UK, Germany, and France due to an increase in new customers, order volumes, and growth initiatives.

Organic sales in the Americas improved slightly for the three months ended October 31, 2014, compared to the same period in the prior year. We continue to focus on and invest in e-commerce, which is the primary driver of the growth in WPS Americas.

WPS sales in Australia experienced a low-single digit decline for the three months ended October 31, 2014, as compared to the same period of the prior year. This was an improvement over the double-digit percentage declines in the first half of fiscal 2014 and the mid-single digit declines in the second half of fiscal 2014. While the Company’s Australian business is focused within many diverse industries, it has a higher concentration in industries that are experiencing economic challenges which include manufacturing, non-residential construction, and most importantly, mining.

The Company has continued to see organic sales improvement consecutively each quarter in the WPS segment since we refined our business strategy to focus on and invest in the following: expanding our e-commerce presence, increasing the offering of workplace safety products, enhancing our industry expertise, and further developing our pricing capabilities in order to optimize sales across multiple channels. Sales over the Internet continue to improve and the WPS segment experienced growth in e-commerce sales in every region for the three months ended October 31, 2014, as compared to October 31, 2013.

Segment profit decreased to $15.5 million for the three months ended October 31, 2014, compared to $18.4 million in the same period of the prior year. As a percentage of sales, segment profit decreased to 15.8% for the three months ended October 31, 2014, compared to 18.8% in the same period of the prior year. The segment profit decline was due to facility consolidation expenses, increased spend in both on-line advertising as well as traditional print advertising, and investments in e-commerce capabilities.
Financial Condition

Cash and cash equivalents increased by $34.6 million and decreased by $9.2 million during the three months ended October 31, 2014 and 2013, respectively. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$18,604	$25,593
Investing activities	(2,088)	(9,156)
Financing activities	21,890	(29,659)
Effect of exchange rate changes on cash	(3,766)	4,033
Net increase (decrease) in cash and cash equivalents	$34,640	$(9,189)

Net cash provided by operating activities was $18.6 million for the three months ended October 31, 2014, compared to $25.6 million in the same period of the prior year. The decrease in cash provided by operating activities of $7.0 million was due primarily to the decline in net earnings from discontinued operations of $7.7 million. During the three months ended October 31, 2014, cash used for working capital was $9.0 million, mainly due to the increased inventory levels to maintain service levels as facilities are consolidated.

Net cash used in investing activities was $2.1 million for the three months ended October 31, 2014, compared to $9.2 million used in the same period of the prior year. The decrease in cash used in investing activities was due to the $8.8 million of cash received from the Die-Cut divestiture during the three months ended October 31, 2014, which consisted of $7.4 million in proceeds from the sale of the second phase of the divestiture and $1.4 million of a working capital adjustment related to the sale of the first phase. This was partially offset by an increase in capital expenditures due to increased investments in digital technology and equipment in China.

Net cash provided by financing activities was $21.9 million during the three months ended October 31, 2014, compared to net cash used in financing activities of $29.7 million in the same period of the prior year. The increase in cash provided by financing activities was primarily due to $41.0 million in borrowings on the revolving loan agreement during the three months ended October 31, 2014, compared to $24.0 million of repayments on the revolving loan agreement in the same period of the prior year.
During fiscal 2006 and 2007, the Company completed two private placement note issuances totaling $350 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.30% to 5.33%. The notes must be repaid equally over seven years, with final payments due in 2016 and 2017, with interest payable on the notes due semiannually on various dates throughout the year. The notes have certain prepayment penalties for repaying them prior to the maturity date.

On May 13, 2010, the Company completed a private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75 million of senior notes consists of €30 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45 million aggregate principal amount of 4.24% Series 2010-A Senior

Notes, due May 13, 2020, with interest payable on the notes semiannually. The notes have certain prepayment penalties for repaying them prior to maturity.

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the three months ended October 31, 2014, the Company drew down an additional $41.0 million in order to fund general corporate needs. As of October 31, 2014, the outstanding balance on the credit facility was $83.0 million. The Company also had letters of credit outstanding under the loan agreement of $3.5 million as of October 31, 2014 and there was $213.5 million available for future borrowing, which can be increased to $363.5 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China, which was amended in November 2013 to $24.2 million and is due on demand. The line of credit supports USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities. Borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin based upon duration. There is no ultimate maturity on the facility and the facility is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During the three months ended October 31, 2014, the Company repaid $7.7 million of this borrowing. As of October 31, 2014, the outstanding balance was $11.7 million USD equivalent of CNY-denominated borrowings and there was $12.5 million available for future borrowing under this credit facility.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2014, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.9 to 1.0 and the interest expense coverage ratio equal to 11.7 to 1.0.

Total debt as a percentage of total debt plus stockholders' investment was 29.9% at October 31, 2014 and 26.4% at July 31, 2014. Total debt increased by $27.4 million from July 31, 2014 to October 31, 2014 primarily due to the net proceeds of $33.3 million related to notes payable during the three months ended October 31, 2014, offset by the positive impact of foreign currency translation on the Company's Euro-denominated debt. Stockholders' investment decreased $52.1 million from July 31, 2014 to October 31, 2014, primarily due to a decrease in AOCI of $55.6 million related in large part to the accounting for the Die-Cut divestiture. This was partially offset by increases in retained earnings of $3.4 million and additional paid-in capital of $2.3 million.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2014, approximately 94% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.
Subsequent Events
On November 19, 2014, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on January 30, 2015, to shareholders of record at the close of business on January 9, 2015.
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

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of the Form 10-K filed with the SEC on September 29, 2014.

These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2014. There has been no material change in this information since July 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President & Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Restricted Stock Unit Agreement, dated as of November 28, 2014, with Thomas J. Felmer

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.1	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: December 2, 2014	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 2, 2014	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)