Form 10-Q
period 2015-01-31
BRADY CORP
filed 2015-03-04
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2015
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
As of March 3, 2015, there were 47,751,384 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,299	$81,834
Accounts receivable—net	151,426	177,648
Inventories:
Finished products	70,974	73,096
Work-in-process	19,315	17,689
Raw materials and supplies	26,649	22,490
Total inventories	116,938	113,275
Assets held for sale	—	49,542
Prepaid expenses and other current assets	43,953	41,543
Total current assets	405,616	463,842
Other assets:
Goodwill	478,991	515,004
Other intangible assets	81,526	91,014
Deferred income taxes	19,293	27,320
Other	20,775	22,314
Property, plant and equipment:
Cost:
Land	5,924	7,875
Buildings and improvements	97,729	101,866
Machinery and equipment	283,773	288,409
Construction in progress	8,508	12,500
	395,934	410,650
Less accumulated depreciation	266,680	276,479
Property, plant and equipment—net	129,254	134,171
Total	$1,135,455	$1,253,665
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$11,850	$61,422
Accounts payable	74,154	88,099
Wages and amounts withheld from employees	32,535	38,064
Liabilities held for sale	—	10,640
Taxes, other than income taxes	5,928	7,994
Accrued income taxes	1,549	7,893
Other current liabilities	32,935	35,319
Current maturities on long-term debt	42,514	42,514
Total current liabilities	201,465	291,945
Long-term obligations, less current maturities	222,778	159,296
Other liabilities	65,652	69,348
Total liabilities	489,895	520,589
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,748,984 and 47,704,196 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	312,819	311,811
Earnings retained in the business	456,777	452,057
Treasury stock—3,512,503 and 3,477,291 shares, respectively of Class A nonvoting common stock, at cost	(94,089)	(93,337)
Accumulated other comprehensive (loss) income	(27,569)	64,156
Other	(2,926)	(2,159)
Total stockholders’ investment	645,560	733,076
Total	$1,135,455	$1,253,665

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales	$282,628	$291,194	$592,868	$598,724
Cost of products sold	144,425	148,658	304,503	298,341
Gross margin	138,203	142,536	288,365	300,383
Operating expenses:
Research and development	8,948	8,440	18,579	17,027
Selling, general and administrative	107,565	111,426	216,846	224,159
Restructuring charges	4,879	4,324	9,157	11,163
Total operating expenses	121,392	124,190	244,582	252,349
Operating income	16,811	18,346	43,783	48,034
Other income and (expense):
Investment and other income	211	255	535	1,017
Interest expense	(3,000)	(3,676)	(5,891)	(7,397)
Earnings from continuing operations before income taxes	14,022	14,925	38,427	41,654
Income tax expense	2,438	4,408	11,344	13,002
Earnings from continuing operations	$11,584	$10,517	$27,083	$28,652
Earnings (loss) from discontinued operations, net of income taxes	—	5,907	(1,915)	11,701
Net earnings	$11,584	$16,424	$25,168	$40,353
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.23	$0.20	$0.53	$0.55
Diluted	$0.23	$0.20	$0.53	$0.55
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.23	$0.20	$0.51	$0.53
Diluted	$0.23	$0.20	$0.51	$0.53
Earnings (loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$0.11	$(0.04)	$0.22
Diluted	$—	$0.11	$(0.04)	$0.22
Earnings (loss) from discontinued operations per Class B Voting Common Share:
Basic	$—	$0.11	$(0.03)	$0.23
Diluted	$—	$0.11	$(0.04)	$0.22
Net earnings per Class A Nonvoting Common Share:
Basic	$0.23	$0.31	$0.49	$0.77
Diluted	$0.23	$0.31	$0.49	$0.77
Dividends	$0.20	$0.195	$0.40	$0.39
Net earnings per Class B Voting Common Share:
Basic	$0.23	$0.31	$0.48	$0.76
Diluted	$0.23	$0.31	$0.47	$0.75
Dividends	$0.20	$0.195	$0.383	$0.373
Weighted average common shares outstanding (in thousands):
Basic	51,272	52,208	51,262	52,140
Diluted	51,348	52,494	51,330	52,457
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net earnings	$11,584	$16,424	$25,168	$40,353
Other comprehensive loss:
Foreign currency translation adjustments:
Net loss recognized in other comprehensive income	(46,816)	(16,805)	(71,120)	(270)
Reclassification adjustment for gains included in net earnings	—	—	(34,697)	—
	(46,816)	(16,805)	(105,817)	(270)

Net investment hedge translation adjustments	12,276	348	20,427	(4,365)
Long-term intercompany loan translation adjustments:
Net gain recognized in other comprehensive income	2,232	796	882	623
Reclassification adjustment for gains included in net earnings	—	—	(393)	—
	2,232	796	489	623
Cash flow hedges:
Net gain recognized in other comprehensive income	1,239	246	1,841	231
Reclassification adjustment for gains included in net earnings	(116)	(2)	(95)	(92)
	1,123	244	1,746	139
Pension and other post-retirement benefits:
Actuarial gain amortization	(214)	(66)	(428)	(132)
Prior service credit amortization	(81)	(51)	(162)	(102)
	(295)	(117)	(590)	(234)

Other comprehensive loss, before tax	(31,480)	(15,534)	(83,745)	(4,107)
Income tax (expense) benefit related to items of other comprehensive income	(4,654)	(171)	(7,980)	2,471
Other comprehensive loss, net of tax	(36,134)	(15,705)	(91,725)	(1,636)
Comprehensive (loss) income	$(24,550)	$719	$(66,557)	$38,717
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six months ended January 31,
	(Unaudited)
	2015	2014
Operating activities:
Net earnings	$25,168	$40,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,066	22,342
Non-cash portion of stock-based compensation expense	2,471	4,377
Non-cash portion of restructuring charges	896	97
Loss on sale of business, net	426	—
Deferred income taxes	(781)	(2,402)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	10,918	(1,418)
Inventories	(10,840)	(8,754)
Prepaid expenses and other assets	(3,053)	(3,505)
Accounts payable and accrued liabilities	(15,423)	(7,263)
Income taxes	(5,918)	(2,050)
Net cash provided by operating activities	23,930	41,777

Investing activities:
Purchases of property, plant and equipment	(17,808)	(17,607)
Sale of business, net of cash retained	6,111	—
Other	4,173	89
Net cash used in investing activities	(7,524)	(17,518)

Financing activities:
Payment of dividends	(20,449)	(20,370)
Proceeds from issuance of common stock	847	10,894
Proceeds from borrowing on credit facilities	47,818	3,187
Repayment of borrowing on credit facilities	(18,390)	(30,000)
Income tax on the exercise of stock options and deferred compensation distributions, and other	(3,830)	(984)
Net cash provided by (used in) financing activities	5,996	(37,273)

Effect of exchange rate changes on cash	(10,937)	1,072

Net increase (decrease) in cash and cash equivalents	11,465	(11,942)
Cash and cash equivalents, beginning of period	81,834	91,058

Cash and cash equivalents, end of period	$93,299	$79,116

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,146	$7,283
Income taxes, net of refunds	15,727	14,083

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2015
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2015 and July 31, 2014, its results of operations and comprehensive (loss) income for the three and six months ended January 31, 2015 and 2014, and cash flows for the six months ended January 31, 2015 and 2014. The consolidated balance sheet as of July 31, 2014 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014, and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and was divested on August 1, 2014. The assets and liabilities were reclassified in accordance with the authoritative literature on assets held for sale in the consolidated balance sheet as of July 31, 2014. The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for the six months ended January 31, 2015 and for the three and six months ended January 31, 2014. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note J, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2015, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2014	$412,289	$102,715	$515,004
Translation adjustments	(22,177)	(13,836)	$(36,013)
Balance as of January 31, 2015	$390,112	$88,879	$478,991

Goodwill at January 31, 2015 included $118,637 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $290,917. There were no impairment charges recorded during the six months ended January 31, 2015.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2015				July 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,769	$(10,353)	$1,416	5	$11,656	$(10,160)	$1,496
Trademarks and other	5	14,562	(11,364)	3,198	5	15,366	(10,706)	4,660
Customer relationships	7	138,218	(90,205)	48,013	7	168,525	(114,363)	54,162
Non-compete agreements and other	4	9,338	(9,240)	98	4	10,089	(9,622)	467
Unamortized other intangible assets:
Trademarks	N/A	28,801	—	28,801	N/A	30,229	—	30,229
Total		$202,688	$(121,162)	$81,526		$235,865	$(144,851)	$91,014
There were no impairment charges recorded during the six months ended January 31, 2015. The decrease in the gross carrying amount of other intangible assets as of January 31, 2015 compared to July 31, 2014 was due the effect of currency fluctuations during the six month period.
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheet at January 31, 2015 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and January 31, 2015.
Amortization expense on intangible assets was $2,982 and $5,047 for the three months ended January 31, 2015 and 2014, respectively, and $6,351 and $10,124 for the six months ended January 31, 2015 and 2014, respectively. The amortization over each of the next five fiscal years is projected to be $11,747, $9,660, $7,391, $6,640 and $6,355 for the fiscal years ending July 31, 2015, 2016, 2017, 2018 and 2019, respectively.
NOTE C — Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss)income, net of tax, for the six months ended January 31, 2015:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive (loss) income before reclassification	1,218	—	(57,598)	(56,380)
Amounts reclassified from accumulated other comprehensive (loss) income	(58)	(590)	(34,697)	(35,345)
Ending balance, January 31, 2015	$1,148	$4,264	$(32,981)	$(27,569)
The decrease in accumulated other comprehensive (loss) income ("AOCI") as of January 31, 2015 compared to July 31, 2014 was primarily due the appreciation of the U.S. dollar against other currencies during the six month period. The decrease was also attributable to the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $35,345 in amounts reclassified from accumulated other comprehensive income, the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $58 gain on cash flow hedges was reclassified into cost of products sold, and the $590 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2015.
The changes in accumulated other comprehensive income by component, net of tax, for the six months ended January 31, 2014 were as follows:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance, July 31, 2013	$99	$1,853	$54,111	$56,063
Other comprehensive income (loss) before reclassification	136	—	(1,481)	(1,345)
Amounts reclassified from accumulated other comprehensive income	(57)	(234)	—	(291)
Ending balance, January 31, 2014	$178	$1,619	$52,630	$54,427
The decrease in accumulated other comprehensive income for the six months ended January 31, 2014 compared to July 31, 2013 was primarily due to the appreciation of the U.S. dollar against other currencies. Of the total $291 in amounts reclassified from accumulated other comprehensive income, the $57 gain on cash flow hedges was reclassified into cost of products sold and the $234 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2014.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Income tax (expense) benefit related to items of other comprehensive income:
Net investment hedge translation adjustments	$(4,788)	$(576)	$(7,967)	$738
Long-term intercompany loan settlements	501	440	550	1,843
Cash flow hedges	(394)	(78)	(597)	(60)
Other income tax adjustments and currency translation	27	43	34	(50)
Income tax (expense) benefit related to items of other comprehensive income	$(4,654)	$(171)	$(7,980)	$2,471

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Numerator: (in thousands)
Earnings from continuing operations	$11,584	$10,517	$27,083	$28,652
Less:
Restricted stock dividends	—	(16)	—	(61)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$11,584	$10,501	$27,083	$28,591
Less:
Preferential dividends	—	—	(794)	(813)
Preferential dividends on dilutive stock options	—	—	(1)	(6)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$11,584	$10,501	$26,288	$27,772
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,272	52,208	51,262	52,140
Plus: Effect of dilutive stock options	76	286	68	317
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,348	52,494	51,330	52,457
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.23	$0.20	$0.53	$0.55
Diluted	$0.23	$0.20	$0.53	$0.55
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.23	$0.20	$0.51	$0.53
Diluted	$0.23	$0.20	$0.51	$0.53
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$0.11	$(0.04)	$0.22
Diluted	$—	$0.11	$(0.04)	$0.22
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$—	$0.11	$(0.03)	$0.23
Diluted	$—	$0.11	$(0.04)	$0.22
Net earnings per Class A Nonvoting Common Share:
Basic	$0.23	$0.31	$0.49	$0.77
Diluted	$0.23	$0.31	$0.49	$0.77
Net earnings per Class B Voting Common Share:
Basic	$0.23	$0.31	$0.48	$0.76
Diluted	$0.23	$0.31	$0.47	$0.75
Options to purchase approximately 3,860,000 and 2,537,000 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2015 and 2014, respectively, and 3,878,000 and 2,521,000 shares for the six months ended January 31, 2015 and 2014, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
Each business platform has a President (or acting President) that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Sales to External Customers
ID Solutions	$192,065	$194,732	$404,162	$404,278
Workplace Safety	90,563	96,462	188,706	194,446
Total Company	$282,628	$291,194	$592,868	$598,724
Segment Profit
ID Solutions	$35,719	$37,526	$79,186	$88,493
Workplace Safety	12,776	14,668	28,315	33,042
Total Company	$48,495	$52,194	$107,501	$121,535
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Total profit from reportable segments	$48,495	$52,194	$107,501	$121,535
Unallocated amounts:
Administrative costs	(26,805)	(29,524)	(54,561)	(62,338)
Restructuring charges	(4,879)	(4,324)	(9,157)	(11,163)
Investment and other income	211	255	535	1,017
Interest expense	(3,000)	(3,676)	(5,891)	(7,397)
Earnings from continuing operations before income taxes	$14,022	$14,925	$38,427	$41,654

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
As of January 31, 2015, the Company has reserved 4,023,697 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted and unrestricted shares and 3,398,921 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2015 and 2014, was $1,152 ($714 net of taxes) and $1,777 ($1,102 net of taxes), respectively. Expense recognized during the six months ended January 31, 2015 and 2014, was $2,471 ($1,532 net of taxes) and $4,377 ($2,714 net of taxes), respectively.
As of January 31, 2015, total unrecognized compensation cost related to stock-based compensation awards was $10,511 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.6 years.
The Company has estimated the fair value of its service-based option awards granted during the six months ended January 31, 2015 and 2014, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2015	2014
Expected term (in years)	6.05	5.97
Expected volatility	34.03%	37.32%
Expected dividend yield	2.48%	2.35%
Risk-free interest rate	1.91%	1.80%
Weighted-average market value of underlying stock at grant date	$22.70	$30.98
Weighted-average exercise price	$22.70	$30.98
Weighted-average fair value of options granted during the period	$6.11	$9.17

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2014	4,204,260	$30.82
New grants	618,733	22.70
Exercised	(36,333)	22.82
Forfeited or expired	(1,048,929)	31.04
Outstanding at January 31, 2015	3,737,731	$29.49	5.8	$3,108,904
Exercisable at January 31, 2015	3,131,418	$30.97	4.7	$1,005,722

There were 3,131,418 and 3,274,218 options exercisable with a weighted average exercise price of $30.97 and $31.14 at January 31, 2015 and 2014, respectively. The cash received from the exercise of options during the three months ended January 31, 2015 and 2014 was $756 and $5,685, respectively. The cash received from the exercise of options during the six months ended January 31, 2015 and 2014 was $847 and $10,894, respectively. The tax benefit on options exercised during the three months ended January 31, 2015 and 2014 was $41 and $316, respectively. The tax benefit on options exercised during the six months ended January 31, 2015 and 2014 was $44 and $788, respectively.
The total intrinsic value of options exercised during the six months ended January 31, 2015 and 2014, based upon the average market price at the time of exercise during the period, was $115 and $2,020, respectively. The total fair value of stock options vested during the six months ended January 31, 2015 and 2014, was $3,841 and $6,338, respectively.
The following table summarizes the RSU and restricted share activity under the Company's share-based compensation plans for the six months ended January 31, 2015:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	104,857	$31.02
New grants	239,997	23.57
Vested	(34,247)	30.79
Forfeited	(24,641)	30.35
Outstanding at January 31, 2015	285,966	$24.85

Performance-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	80,000	$32.50
New grants	—	—
Vested	—	—
Forfeited	(80,000)	32.50
Outstanding at January 31, 2015	—	$—

NOTE G — Fair Value Measurements
In accordance with fair value accounting guidance, the Company’s assets and liabilities measured at fair market value are classified in one of the following categories:
Level 1 — Assets or liabilities for which fair value is based on unadjusted quoted prices in active markets for identical instruments that are accessible as of the reporting date.
Level 2 — Assets or liabilities for which fair value is based on other significant pricing inputs that are either directly or indirectly observable.
Level 3 — Assets or liabilities for which fair value is based on significant unobservable pricing inputs to the extent little or no market data is available, which result in the use of management's own assumptions.
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2015 and July 31, 2014, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2015
Trading securities	$14,920	$—	$14,920	Other assets
Foreign exchange contracts	—	1,871	1,871	Prepaid expenses and other current assets
Total Assets	$14,920	$1,871	$16,791
Foreign exchange contracts	$—	$438	$438	Other current liabilities
Total Liabilities	$—	$438	$438
July 31, 2014
Trading securities	$15,962	$—	$15,962	Other assets
Foreign exchange contracts	—	166	166	Prepaid expenses and other current assets
Total Assets	$15,962	$166	$16,128
Foreign exchange contracts	$—	$389	$389	Other current liabilities
Total Liabilities	$—	$389	$389
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three or six months ended January 31, 2015 and 2014. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and six months ended January 31, 2015.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was$278,364 and $216,280 at January 31, 2015 and July 31, 2014, respectively, as compared to the carrying value of $265,292 and $201,810 at January 31, 2015 and July 31, 2014, respectively.
NOTE H — Restructuring
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia to enhance customer service, improve efficiency of operations and reduce operating expenses. Facility consolidation activities extended into fiscal 2015.
In connection with this plan, the Company incurred restructuring charges of $4,879 and $9,157 during the three and six months ended January 31, 2015, respectively. The three month restructuring charges of $4,879 consisted of $1,905 of employee separation costs, $700 of fixed asset write-offs, $2,078 of facility closure related costs, and $196 of contract termination costs. Of the $4,879 of restructuring charges, $3,922 was incurred within IDS and $957 within WPS.
The restructuring charges of $9,157 for the six months ended January 31, 2015 consisted of $4,492 of employee separation costs, $900 of fixed asset write-offs, $3,027 of facility closure related costs, and $738 of contract termination costs. Of the $9,157 of restructuring charges, $6,309 was incurred within IDS and $2,848 within WPS.
In fiscal 2013, the Company implemented a restructuring plan to reduce its global workforce to address its cost structure. The Company incurred restructuring charges of $4,324 and $11,163 during the three and six months ended January 31, 2014. The three month restructuring charges related to the fiscal 2014 facility consolidation plan and consisted of $1,274 of employee separation costs, $97 of fixed asset write-offs, $2,335 of facility closure related costs, and $618 of contract termination costs. Of the $4,324 of restructuring charges, $2,458 was incurred within IDS and $1,866 within WPS.
The restructuring charges of $11,163 for the six months ended January 31, 2014 related to the fiscal 2013 and fiscal 2014 restructuring plans and consisted of $7,765 of employee separation costs, $97 of fixed asset write-offs, $2,683 of facility closure related costs, and $618 of contract termination costs. Of the $11,163 of restructuring charges, $6,434 was incurred within IDS and $4,729 within WPS.
The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the condensed consolidated statements of earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s restructuring liability is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2014	$3,389	$—	$1,606	$4,995
Restructuring charges in continuing operations	4,492	900	3,765	9,157
Restructuring charges in discontinued operations	—	(4)	245	241
Non-cash write-offs	—	(896)	—	(896)
Cash payments	(4,897)	—	(3,568)	(8,465)
Ending balance, January 31, 2015	$2,984	$—	$2,048	$5,032

NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2015 and July 31, 2014, the notional amount of outstanding forward exchange contracts was $67,996 and $104,000, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2015 and 2014, unrealized gains of $1,724 and $258 have been included in OCI, respectively. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended January 31, 2015 and 2014, the Company reclassified gains of $116 and $2 from OCI into earnings, respectively. For the six months ended January 31, 2015 and 2014, the Company reclassified gains of $95 and $92 from OCI into earnings. At January 31, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $11,088, including contracts to sell Euros, Canadian Dollars, Australian Dollars, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At January 31, 2015, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in OCI. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At January 31, 2015 and July 31, 2014, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $3,500 and $5,300, respectively. As of January 31, 2015 and 2014, the Company recognized OCI losses of $53 and $280, respectively, on its outstanding net investment hedges.
Non-Designated Hedges
For the three and six months ended January 31, 2015, the Company recognized losses of $1,173 and $2,050 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and six months ended January 31, 2014, the Company recognized losses of $26 and gains of $1,421, respectively.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2015		July 31, 2014		January 31, 2015		July 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$1,515	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	30	Prepaid expenses and other current assets	—	Other current liabilities	—	Other current liabilities	14
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	122,609	Long term obligations, less current maturities	100,410
Total derivatives designated as hedging instruments		$1,545		$—		$122,609		$100,424
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,871	Prepaid expenses and other current assets	$166	Other current liabilities	$438	Other current liabilities	$375
Total derivatives not designated as hedging instruments		$1,871		$166		$438		$375

NOTE J — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three and six month comparative periods ended January 31, 2015 and 2014.

The following table summarizes the operating results of discontinued operations for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Net sales	$—	$49,759	$—	$115,616
Earnings (loss) from operations of discontinued businesses	—	4,432	(1,201)	12,761
Income tax benefit (expense)	—	1,475	(288)	(1,060)
Loss on sale of discontinued operations	—	—	(487)	—
Income tax benefit on sale of discontinued operations	—	—	61	—
Earnings (loss) from discontinued operations, net of income tax	$—	$5,907	$(1,915)	$11,701

There were no assets or liabilities held for sale as of January 31, 2015. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the statement of earnings upon the closing of the second phase of the Die-Cut divestiture during the six months ended January 31, 2015.

NOTE K — New Accounting Pronouncements
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
In June 2014, the FASB issued new guidance on certain share-based payment awards, which clarifies the treatment of performance targets that can be met after the requisite service period of a share-based payment award. Under the new guidance, an entity should treat these performance targets as conditions that affect vesting. This guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The accounting standard update requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. Under the new guidance, companies should recognize revenues in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal and interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
NOTE L — Subsequent Events
On February 18, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on April 30, 2015, to shareholders of record at the close of business on April 10, 2015.

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

Over the last two years, the Company made significant portfolio and management decisions designed to better position the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics Die-Cut business, which was partially divested in fiscal 2014 and completed in the first quarter of fiscal 2015, to an expansion of our core Identification Solutions (“ID Solutions" or "IDS”) business to focus on markets with long-term growth trends. In our Workplace Safety ("WPS") business, our strategy to return to growth includes a focus on workplace safety critical industries in addition to increased investment in e-commerce expertise.

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

•	Completing the consolidation of selected manufacturing facilities in the Americas and Europe to reduce the Company's cost structure and build a more efficient global footprint.

Results of Operations

A comparison of results of Operating Income for the three and six months ended January 31, 2015 and 2014 is as follows:

	Three months ended January 31,					Six months ended January 31,
(Dollars in thousands)	2015	% Sales	% Change	2014	% Sales	2015	% Sales	% Change	2014	% Sales
Net Sales	$282,628		(2.9)%	$291,194		$592,868		(1.0)%	$598,724
Gross Margin	138,203	48.9%	(3.0)%	142,536	48.9%	288,365	48.6%	(4.0)%	300,383	50.2%
Operating Expenses:
Research and Development	8,948	3.2%	6.0%	8,440	2.9%	18,579	3.1%	9.1%	17,027	2.8%
Selling, General and Administrative	107,565	38.1%	(3.5)%	111,426	38.3%	216,846	36.6%	(3.3)%	224,159	37.4%
Restructuring charges	4,879	1.7%	12.8%	4,324	1.5%	9,157	1.5%	(18.0)%	11,163	1.9%
Total operating expenses	121,392	43.0%	(2.3)%	124,190	42.6%	244,582	41.3%	(3.1)%	252,349	42.1%
Operating Income	$16,811	5.9%	(8.4)%	$18,346	6.3%	$43,783	7.4%	(8.8)%	$48,034	8.0%

Sales for the three months ended January 31, 2015 decreased 2.9% to $282.6 million, compared to $291.2 million in the same period of the prior year, which consisted of organic sales growth of 1.4% and a negative currency impact of 4.3% due to the strengthening of the U.S. Dollar against other major currencies during the three month period. Organic sales growth was 1.9% in the IDS segment and 0.6% in the WPS segment.

Sales for the six months ended January 31, 2015 decreased 1.0% to $592.9 million, compared to $598.7 million in the same period of the prior year, which consisted of organic sales growth of 1.9% and a negative currency impact of 2.9%. Organic sales growth was 2.1% in the IDS segment and 1.5% in the WPS segment.

Gross margin as a percentage of sales was 48.9% for the three months ended January 31, 2015, which was consistent with the same period of the prior year. Gross margin as a percentage of sales decreased to 48.6% for the six months ended January 31, 2015, from 50.2% in the same period of the prior year. The decline in gross margin was primarily due to increased costs related to facility consolidation activities in North America, South America, and Europe, and to a lesser extent, sales mix. Facility consolidations had less of an impact in the quarter ended January 31, 2015, compared to the quarter ended October 31, 2014 as costs are beginning to subside as the facility consolidation actions near completion.

Research and development (“R&D”) for the three months ended January 31, 2015 increased 6.0% to $8.9 million, compared to $8.4 million in the same period of the prior year, and increased 9.1% to $18.6 million for the six months ended January 31, 2015, compared to $17.0 million for the same period in the prior year. As a percentage of sales for the three months ended January 31, 2015, R&D expenses increased to 3.2% from 2.9% in the same period in the prior year, and increased to 3.1% from 2.8% for the six months ended January 31, 2015, compared to the same period of the prior year. The increase in R&D expenses was attributable to the increased costs within the IDS segment associated with our initiative to enhance the innovation development process and invest in emerging technologies such as RFID and sensing technology for harsh environments.

Selling, general and administrative expenses (“SG&A”) decreased 3.5% to $107.6 million for the three months ended January 31, 2015 and 3.3% to $216.8 million for the six months ended January 31, 2015, compared to $111.4 million and $224.2 million in the same periods of the prior year, respectively. The declines in both the three and six month periods were primarily driven by a reduction in administrative expenses, reduced amortization expense, and the impact of foreign currency translation. This decline was partially offset by increased investments in sales personnel within the IDS segment and increased spending on both on-line advertising as well as traditional print advertising within the WPS segment.

In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. Facility consolidation activities have extended into fiscal 2015 and are expected to be complete by the end of the fiscal year. The Company expects to incur restructuring charges of approximately $15 million associated with these activities in fiscal 2015. We will begin to realize operational savings from these actions in fiscal 2016, which will continue into the long term.

In connection with this plan, the Company incurred restructuring charges of $4.9 million and $9.2 million during the three and six months ended January 31, 2015, respectively, which consisted primarily of employee separation costs, facility closure costs, and contract termination costs. Of the $4.9 million of restructuring charges recognized during the three-month period ended January 31, 2015, $3.9 million was incurred within the IDS segment and $1.0 million was incurred within the WPS segment. Of the $9.2 million of restructuring charges recognized during the six-month period ended January 31, 2015, $6.3 million was incurred within IDS and $2.9 million was incurred within WPS.

In fiscal 2013, the Company implemented a restructuring plan to reduce its global workforce to address its cost structure. In connection with the fiscal 2013 and fiscal 2014 plans, the Company incurred restructuring charges of $4.3 million and $11.2 million during the three and six months ended January 31, 2014, respectively, which consisted primarily of employee separation costs and facility closure costs. Of the $4.3 million of restructuring charges recorded during the quarter, $2.4 million was incurred within the IDS segment and $1.9 million was incurred within the WPS segment. Of the $11.2 million of restructuring charges recorded for the six months ended January 31, 2014, $6.4 million was incurred within IDS and $4.8 million was incurred within WPS.
Operating income was $16.8 million during the three months ended January 31, 2015. Excluding restructuring charges of $4.9 million, operating income was $21.7 million. Operating income was $18.3 million for the three months ended January 31, 2014. Excluding restructuring charges of $4.3 million, operating income was $22.6 million. The decrease of $0.9 million was primarily due to the negative impact of currency fluctuations during the three month period.
Operating income was $43.8 million during the six months ended January 31, 2015. Excluding restructuring charges of $9.2 million, operating income was $53.0 million. Operating income was $48.0 million for the six months ended January 31, 2014. Excluding restructuring charges of $11.2 million, operating income was $59.2 million. The decrease of $6.2 million was mainly due to the segment profit declines in both the IDS and WPS segments, which are discussed in further detail within the Business Segment Operating Results section.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2015	% Sales	2014	% Sales	2015	% Sales	2014	% Sales
Operating income	$16,811	5.9%	$18,346	6.3%	$43,783	7.4%	$48,034	8.0%
Other income and (expense):
Investment and other income	211	0.1%	255	0.1%	535	0.1%	1,017	0.2%
Interest expense	(3,000)	(1.1)%	(3,676)	(1.3)%	(5,891)	(1.0)%	(7,397)	(1.2)%
Earnings from continuing operations before income tax	14,022	5.0%	14,925	5.1%	38,427	6.5%	41,654	7.0%
Income tax expense	2,438	0.9%	4,408	1.5%	11,344	1.9%	13,002	2.2%
Earnings from continuing operations	$11,584	4.1%	$10,517	3.6%	$27,083	4.6%	$28,652	4.8%
Earnings (loss) from discontinued operations, net of income taxes	—	—%	5,907	2.0%	(1,915)	(0.3)%	11,701	2.0%
Net earnings	$11,584	4.1%	$16,424	5.6%	$25,168	4.2%	$40,353	6.7%

Investment and other income remained consistent for the three months ended January 31, 2015, compared to the same period in the prior year, and decreased to $0.5 million from $1.0 million for the six months ended January 31, 2015, compared to the same period in the prior year. This decrease was primarily due to a decrease in interest income and the decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $3.0 million for the three months ended January 31, 2015, from $3.7 million for the same period in the prior year. Interest expense decreased to $5.9 million for the six months ended January 31, 2015, from $7.4 million for the same period in the prior year. For both the three and six month periods, the decrease was due to the Company’s declining principal balance under its outstanding long-term debt agreements and a reduction in the weighted average interest rate on the outstanding debt.

The Company’s income tax rate on continuing operations was 17.4% for the three months and 29.5% for the six months ended January 31, 2015, compared to 29.5% for the three months and 31.2% for the six months ended January 31, 2014. For both the three and six month periods, the decrease in the income tax rate was primarily due to the extension of the U.S. R&D tax credit and certain other tax provisions that were passed by Congress in December 2014. The tax rate is anticipated to be in the mid-to-upper 20% range for fiscal year 2015.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen Die-Cut business ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. The closing on the second and final phase was completed on August 1, 2014. The loss from discontinued operations net of income taxes was $1.9 million for the six months ended January 31, 2015, compared to earnings from discontinued operations of $11.7 million for the same period in the prior year. The loss in the six months ended January 31, 2015 consisted of a loss on operations of $1.5 million primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut, recorded during the three months ended October 31, 2015. Refer to Note J, "Discontinued Operations" for further discussion regarding discontinued operations.

Business Segment Operating Results

The Company is organized and managed on a global basis within two business platforms: IDS and WPS, which are the reportable segments. Each business platform has a President (or acting President) that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, is managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its operating and reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.

The following is a summary of segment information for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
(Dollars in thousands)	2015	2014	2015	2014
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$192,065	$194,732	$404,162	$404,278
Workplace Safety	90,563	96,462	188,706	194,446
Total	$282,628	$291,194	$592,868	$598,724
SALES GROWTH INFORMATION
ID Solutions
Organic	1.9%	2.5%	2.1%	2.9%
Currency	(3.3)%	(0.5)%	(2.1)%	(0.4)%
Acquisitions	—%	13.8%	—%	19.8%
Total	(1.4)%	15.8%	—%	22.3%
Workplace Safety
Organic	0.6%	(6.8)%	1.5%	(8.4)%
Currency	(6.7)%	(0.9)%	(4.5)%	(0.8)%
Acquisitions	—%	—%	—%	—%
Total	(6.1)%	(7.7)%	(3.0)%	(9.2)%
Total Company
Organic	1.4%	(1.1)%	1.9%	(1.6)%
Currency	(4.3)%	(0.6)%	(2.9)%	(0.5)%
Acquisitions	—%	8.5%	—%	12.0%
Total	(2.9)%	6.8%	(1.0)%	9.9%
SEGMENT PROFIT
ID Solutions	$35,719	$37,526	$79,186	$88,493
Workplace Safety	12,776	14,668	28,315	33,042
Total	$48,495	$52,194	$107,501	$121,535
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	18.6%	19.3%	19.6%	21.9%
Workplace Safety	14.1%	15.2%	15.0%	17.0%
Total	17.2%	17.9%	18.1%	20.3%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2015 and 2014:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Total profit from reportable segments	$48,495	$52,194	$107,501	$121,535
Unallocated amounts:
Administrative costs	(26,805)	(29,524)	(54,561)	(62,338)
Restructuring charges	(4,879)	(4,324)	(9,157)	(11,163)
Investment and other income	211	255	535	1,017
Interest expense	(3,000)	(3,676)	(5,891)	(7,397)
Earnings from continuing operations before income taxes	$14,022	$14,925	$38,427	$41,654

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 1.4% to $192.1 million for the three months ended January 31, 2015, compared to $194.7 million for the same period in the prior year, which consisted of organic sales growth of 1.9% and a negative currency impact of 3.3%. IDS sales remained flat for the six months ended January 31, 2015, compared to the same period in the prior year. Organic sales improved by 2.1% and currency fluctuations decreased sales by 2.1% during the six month period ended January 31, 2015.

Organic sales in the Americas grew in the low-single digits for the three and six months ended January 31, 2015, compared to the same periods in the prior year. This growth was primarily within the U.S. and was driven by our continued focus on expanding the core Brady-brand businesses and an increased focus on key customers and certain industries, such as chemical, oil, and gas; food and beverage; laboratories, industrial OEMs, and healthcare. We experienced growth specifically in the Wire ID and Safety and Facility ID product offerings in the quarter ended January 31, 2015, compared to the same period in the prior year. In addition, sales in the healthcare ID business increased slightly from both the quarter ended October 31, 2014 and the quarter ended January 31, 2014 as healthcare admission rates have improved. This growth was partially offset by organic sales declines in Brazil for the three and six month periods due to continued economic challenges.

Organic sales in Europe declined in the low-single digits for the quarter, but grew in the low-single digits for the six months ended January 31, 2015, compared to the same periods in the prior year. We experienced mid-single digit organic sales growth in the first quarter of fiscal 2015 driven by our businesses in Western and Central Europe where we increased our salesforce and expanded in focused geographies. This growth trend did not continue in the second quarter of fiscal 2015 due primarily to the negative impact on the businesses from the weakening economy in Western Europe.

The IDS business in Asia had double-digit organic sales growth for the three and six months ended January 31, 2015, as compared to the same periods in the prior year. Sales of product identification products to our OEM customers in China continue to grow as we expand production capacity and capabilities. The investment in our MRO growth strategies and the expansion of the MRO business in China continues to positively impact sales.

Segment profit decreased to $35.7 million from $37.5 million for the three months, and decreased to $79.2 million from $88.5 million for the six months ended January 31, 2015, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 18.6% from 19.3% for the three months, and decreased to 19.6% from 21.9% for the six months ended January 31, 2015, compared to the same periods in the prior year. The decrease in both the three and six month periods was mainly driven by increased costs associated with facility consolidation activities, including increased supplies, outsourcing costs, additional labor, and moving costs. The increased investment in R&D and product mix also contributed to the decline in segment profit in both periods.
WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 6.1% to $90.6 million for the three months and 3.0% to $188.7 million for the six months ended January 31, 2015, compared to $96.5 million and $194.4 million, respectively, for the same periods in the prior year. Currency fluctuations decreased sales by 6.7% and 4.5% for the three and six months ended January 31, 2015, compared to the same periods in the prior year. Since half of the WPS business is in Europe, the strengthening of the U.S. dollar against the Euro had a larger impact on the WPS segment than it did on the IDS segment.

Organic sales increased 0.6% and 1.5% for the three and six months ended January 31, 2015, respectively, compared to the same periods of the prior year. The Company has seen organic sales improvement for three consecutive quarters in the WPS segment as we refine our business strategy to focus on improving business fundamentals and investing in the following: expanding our e-commerce presence, increasing the offering of workplace safety products, enhancing our industry expertise, providing high levels of service, and investing in our catalog marketing strategy.
The WPS business in Europe realized low-single digit organic sales growth for the three and six months ended January 31, 2015, compared to the same periods in the prior year. The growth in both the three and six month periods was driven primarily in the UK, Germany, and France due to improvements in the business related to website functionality, key account management, pricing efforts, and the launch of new products. This growth slowed near the end of the second quarter due to the economic challenges in Europe.
Organic sales in the Americas improved slightly for the three and six months ended January 31, 2015, compared to the same periods in the prior year. We continue to focus on and invest in e-commerce, which is the primary driver of the growth in WPS Americas.

Organic sales in Australia experienced low-single digit declines for the three and six months ended January 31, 2015, as compared to the same periods of the prior year. This was an improvement over the double-digit percentage declines in the first half of fiscal 2014 and the mid-single digit declines in the second half of fiscal 2014. While the Company’s Australian business is diversified in many industries, it has a higher concentration in industries that are experiencing economic challenges which include manufacturing, non-residential construction, and most importantly, mining. The improvement from the prior year was primarily due to the continued focus on enhancing our expertise in these industries to further differentiate and create value for our customers.

Segment profit decreased to $12.8 million from $14.7 million for the three months, and decreased to $28.3 million from $33.0 million for the six months ended January 31, 2015, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 14.1% from 15.2% for the three months, and decreased to 15.0% from 17.0% for the six months ended January 31, 2015, compared to the same periods in the prior year. The decrease in segment profit in both the three and six month periods was mainly driven by the increased costs associated with facility consolidation activities in the U.S., increased spending on both on-line advertising as well as traditional print advertising due to the timing of catalog mailings, and investments in e-commerce capabilities.
Financial Condition

Cash and cash equivalents increased by $11.5 million and decreased by $11.9 million during the six months ended January 31, 2015 and 2014, respectively. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$23,930	$41,777
Investing activities	(7,524)	(17,518)
Financing activities	5,996	(37,273)
Effect of exchange rate changes on cash	(10,937)	1,072
Net increase (decrease) in cash and cash equivalents	$11,465	$(11,942)

Net cash provided by operating activities decreased $17.8 million to $23.9 million for the six months ended January 31, 2015, compared to $41.8 million in the same period of the prior year. The prior year results included discontinued operations, which were approximately break-even for cash flow from operating activities. Therefore, this decline of $17.8 million was primarily due to changes in working capital from continuing operations. A majority of the decline in working capital from continuing operations related to the change in accounts payable due to an increase in days payable outstanding in all regions and a decision to accelerate corporate credit card payment terms.

Net cash used in investing activities was $7.5 million for the six months ended January 31, 2015, compared to $17.5 million in the same period of the prior year. The decrease in cash used in investing activities of $10.0 million was primarily due to the $6.1 million of net cash received from the Die-Cut divestiture during the six months ended January 31, 2015. In addition, certain assets were sold as part of the facility consolidation activities, which reduced cash used in investing activities compared to the prior year. Cash used for capital expenditures during the six months ended January 31, 2015 was consistent with the same period of the prior year.

Net cash provided by financing activities was $6.0 million during the six months ended January 31, 2015, compared to net cash used in financing activities of $37.3 million in the same period of the prior year. The increase in cash provided by financing activities was primarily due to $29.4 million in net borrowing on the revolving loan agreement and lines of credit during the six months ended January 31, 2015, compared to $30.0 million of repayments on the revolving loan agreement in the same period of the prior year.
Currency had a negative impact on cash of $10.9 million during the six months ended January 31, 2015 due to the strengthening of the U.S. Dollar against other major currencies, particularly the Euro.
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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the six months ended January 31, 2015, the Company drew down an additional $41.0 million in order to fund general corporate needs. As of January 31, 2015, the outstanding balance on the credit facility was $79.0 million. The Company also had letters of credit outstanding under the loan agreement of $4.6 million as of January 31, 2015 and there was $216.4 million available for future borrowing, which can be increased to $366.4 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China, which was amended in November 2013 to $24.2 million. In August 2014, the Company entered into an additional unsecured $10.0 million multi-currency line of credit in China, but did not borrow on this facility until January 2015. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on either of the facilities and the facilities are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. During the six months ended January 31, 2015, the Company drew $6.8 million USD equivalent to fund working capital needs and repaid $14.4 of the borrowings on the lines of credit. As of January 31, 2015, the outstanding balance was $11.9 million USD equivalent of borrowings and there was $22.4 available for future borrowing under these credit facilities.
The Company’s private placement notes and revolving loan agreement require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2015, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 12.1 to 1.0.

The Company paid dividends of $20.4 million in both the six months ended January 31, 2015 and 2014.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2015, approximately 87% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.
Subsequent Events
Effective February 9, 2015, Matthew O. Williamson resigned his position as Vice President of Brady Corporation and President - Identification Solutions. Mr. Williamson will remain employed by the Company until his retirement date of June 9, 2015. During the transition period, the Identification Solutions business will report to Mr. Williamson on an interim basis until his successor is named.
On February 17, 2015, the Board of Directors elected Harold Sirkin to the Board of Directors, effective immediately, following a recommendation of the Corporate Governance Committee of the Board. Mr. Sirkin has been appointed to the Technology Committee of the Board of Directors.
On February 18, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on April 30, 2015, to shareholders of record at the close of business on April 10, 2015.
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

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Implementation of the healthcare strategy;

•	Implementation of the Workplace Safety strategy;

•	Future competition;

•	Risks associated with restructuring plans;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Technology changes and potential security violations to the Company's information technology system;

•	Brady's ability to develop and successfully market new products;

•
Future financial performance of major markets Brady serves, which include, without limitation, telecommunications, hard disk drive, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, healthcare and transportation;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady's ability to retain significant contracts and customers;

•	Risk associated with loss of key talent;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Risk associated with product liability claims;

•	Environmental, health and safety compliance costs and liabilities;

•	Potential write-offs of Brady's substantial intangible assets;

•	Risks associated with our ownership structure;

•	Unforeseen tax consequences;

•	Risks associated with divestitures and businesses held for sale;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Brady's ability to maintain compliance with its debt covenants;

•	Increase in our level of debt; and

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

There were no significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Restricted Stock Unit Agreement, dated as of March 3, 2015, with Harold L. Sirkin

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.1	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: March 4, 2015	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2015	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)