Form 10-Q
period 2015-04-30
BRADY CORP
filed 2015-05-27
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2015
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
As of May 26, 2015, there were 47,778,684 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,468	$81,834
Accounts receivable—net	162,180	177,648
Inventories:
Finished products	69,504	73,096
Work-in-process	18,600	17,689
Raw materials and supplies	25,797	22,490
Total inventories	113,901	113,275
Assets held for sale	—	49,542
Prepaid expenses and other current assets	39,786	41,543
Total current assets	416,335	463,842
Other assets:
Goodwill	478,035	515,004
Other intangible assets	78,764	91,014
Deferred income taxes	24,026	27,320
Other	21,047	22,314
Property, plant and equipment:
Cost:
Land	5,659	7,875
Buildings and improvements	98,156	101,866
Machinery and equipment	280,718	288,409
Construction in progress	7,151	12,500
	391,684	410,650
Less accumulated depreciation	267,906	276,479
Property, plant and equipment—net	123,778	134,171
Total	$1,141,985	$1,253,665
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$12,001	$61,422
Accounts payable	72,792	88,099
Wages and amounts withheld from employees	36,164	38,064
Liabilities held for sale	—	10,640
Taxes, other than income taxes	6,578	7,994
Accrued income taxes	3,444	7,893
Other current liabilities	33,783	35,319
Current maturities on long-term debt	42,514	42,514
Total current liabilities	207,276	291,945
Long-term obligations, less current maturities	213,839	159,296
Other liabilities	66,903	69,348
Total liabilities	488,018	520,589
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,778,684 and 47,704,196 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	313,917	311,811
Earnings retained in the business	463,726	452,057
Treasury stock—3,482,803 and 3,477,291 shares, respectively of Class A nonvoting common stock, at cost	(93,300)	(93,337)
Accumulated other comprehensive (loss) income	(27,939)	64,156
Other	(2,985)	(2,159)
Total stockholders’ investment	653,967	733,076
Total	$1,141,985	$1,253,665

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net sales	$290,227	$309,577	$883,095	$908,301
Cost of products sold	149,228	154,457	453,732	452,797
Gross margin	140,999	155,120	429,363	455,504
Operating expenses:
Research and development	8,928	8,648	27,507	25,675
Selling, general and administrative	102,952	116,666	319,796	340,825
Restructuring charges	4,834	3,039	13,991	14,202
Total operating expenses	116,714	128,353	361,294	380,702
Operating income	24,285	26,767	68,069	74,802
Other income and (expense):
Investment and other income	434	872	968	1,887
Interest expense	(2,503)	(3,381)	(8,394)	(10,777)
Earnings from continuing operations before income taxes	22,216	24,258	60,643	65,912
Income tax expense	5,003	4,074	16,347	17,077
Earnings from continuing operations	$17,213	$20,184	$44,296	$48,835
Earnings (loss) from discontinued operations, net of income taxes	—	3,904	(1,915)	15,606
Net earnings	$17,213	$24,088	$42,381	$64,441
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.34	$0.39	$0.86	$0.94
Diluted	$0.33	$0.39	$0.86	$0.93
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.34	$0.39	$0.85	$0.92
Diluted	$0.33	$0.39	$0.85	$0.92
Earnings (loss) from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$0.07	$(0.03)	$0.30
Diluted	$—	$0.07	$(0.03)	$0.30
Earnings (loss) from discontinued operations per Class B Voting Common Share:
Basic	$—	$0.07	$(0.04)	$0.30
Diluted	$—	$0.07	$(0.04)	$0.29
Net earnings per Class A Nonvoting Common Share:
Basic	$0.34	$0.46	$0.83	$1.24
Diluted	$0.33	$0.46	$0.83	$1.23
Dividends	$0.20	$0.195	$0.60	$0.585
Net earnings per Class B Voting Common Share:
Basic	$0.34	$0.46	$0.81	$1.22
Diluted	$0.33	$0.46	$0.81	$1.21
Dividends	$0.20	$0.195	$0.583	$0.568
Weighted average common shares outstanding (in thousands):
Basic	51,301	51,933	51,275	52,071
Diluted	51,450	52,000	51,370	52,304
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2015	2014	2015	2014
Net earnings	$17,213	$24,088	$42,381	$64,441
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gain (loss) recognized in other comprehensive income	930	12,872	(70,191)	12,602
Reclassification adjustment for gains included in net earnings	—	—	(34,697)	—
	930	12,872	(104,888)	12,602

Net investment hedge translation adjustments	406	(2,864)	20,833	(7,229)
Long-term intercompany loan translation adjustments:
Net (loss) gain recognized in other comprehensive income	(801)	(78)	82	545
Reclassification adjustment for gains included in net earnings	—	—	(393)	—
	(801)	(78)	(311)	545
Cash flow hedges:
Net (loss) gain recognized in other comprehensive income	(455)	(220)	1,386	11
Reclassification adjustment for gains included in net earnings	(457)	(43)	(552)	(135)
	(912)	(263)	834	(124)
Pension and other post-retirement benefits:
Net gain (loss) recognized in other comprehensive income	1,644	(41)	1,498	(41)
Reclassification adjustment for plan curtailment gain included in net earnings	(1,741)	—	(1,741)	—
Actuarial gain amortization	(106)	(66)	(428)	(199)
Prior service credit amortization	(40)	(51)	(162)	(152)
	(243)	(158)	(833)	(392)

Other comprehensive (loss) income, before tax	(620)	9,509	(84,365)	5,402
Income tax benefit (expense) related to items of other comprehensive income (loss)	250	(249)	(7,730)	2,222
Other comprehensive (loss) income, net of tax	(370)	9,260	(92,095)	7,624
Comprehensive income (loss)	$16,843	$33,348	$(49,714)	$72,065
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended April 30,
	(Unaudited)
	2015	2014
Operating activities:
Net earnings	$42,381	$64,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,511	33,782
Non-cash portion of stock-based compensation expense	3,556	5,033
Non-cash portion of restructuring charges	3,545	267
Loss on sale of business, net	426	—
Deferred income taxes	(4,533)	(8,310)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(797)	2,949
Inventories	(8,385)	(9,435)
Prepaid expenses and other assets	201	(2,772)
Accounts payable and accrued liabilities	(8,399)	(13,027)
Income taxes	(3,766)	2,912
Net cash provided by operating activities	52,740	75,840

Investing activities:
Purchases of property, plant and equipment	(23,545)	(29,808)
Sale of business, net of cash retained	6,111	—
Other	3,927	(647)
Net cash used in investing activities	(13,507)	(30,455)

Financing activities:
Payment of dividends	(30,712)	(30,479)
Proceeds from issuance of common stock	1,591	10,894
Purchase of treasury stock	—	(23,335)
Proceeds from borrowing on credit facilities	82,439	66,187
Repayment of borrowing on credit facilities	(17,801)	(41,401)
Principal payments on debt	(42,514)	(42,514)
Income tax on the exercise of stock options and deferred compensation distributions, and other	(3,832)	(978)
Net cash used in financing activities	(10,829)	(61,626)

Effect of exchange rate changes on cash	(9,770)	3,898

Net increase (decrease) in cash and cash equivalents	18,634	(12,343)
Cash and cash equivalents, beginning of period	81,834	91,058

Cash and cash equivalents, end of period	$100,468	$78,715

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,451	$11,417
Income taxes, net of refunds	21,692	18,842

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2015
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2015 and July 31, 2014, its results of operations and comprehensive (loss) income for the three and nine months ended April 30, 2015 and 2014, and cash flows for the nine months ended April 30, 2015 and 2014. The consolidated balance sheet as of July 31, 2014 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014, and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and was divested on August 1, 2014. The assets and liabilities were reclassified in accordance with the authoritative literature on assets held for sale in the consolidated balance sheet as of July 31, 2014. The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for the nine months ended April 30, 2015 and for the three and nine months ended April 30, 2014. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note K, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2015, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2014	$412,289	$102,715	$515,004
Translation adjustments	(24,627)	(12,342)	$(36,969)
Balance as of April 30, 2015	$387,662	$90,373	$478,035

Goodwill at April 30, 2015 included $118,637 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $290,917. There were no impairment charges recorded during the nine months ended April 30, 2015.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	April 30, 2015				July 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$11,889	$(10,503)	$1,386	5	$11,656	$(10,160)	$1,496
Trademarks and other	5	14,492	(11,938)	2,554	5	15,366	(10,706)	4,660
Customer relationships	7	138,486	(92,575)	45,911	7	168,525	(114,363)	54,162
Non-compete agreements and other	4	9,383	(9,313)	70	4	10,089	(9,622)	467
Unamortized other intangible assets:
Trademarks	N/A	28,843	—	28,843	N/A	30,229	—	30,229
Total		$203,093	$(124,329)	$78,764		$235,865	$(144,851)	$91,014
There were no impairment charges recorded during the nine months ended April 30, 2015. The decrease in the gross carrying amount of other intangible assets as of April 30, 2015 compared to July 31, 2014 was due the effect of currency fluctuations during the nine month period.
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheet at April 30, 2015 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and April 30, 2015.
Amortization expense on intangible assets was $2,900 and $4,713 for the three months ended April 30, 2015 and 2014, respectively, and $9,251 and $14,837 for the nine months ended April 30, 2015 and 2014, respectively. The amortization over each of the next five fiscal years is projected to be $11,768, $9,670, $7,388, $6,634 and $6,352 for the fiscal years ending July 31, 2015, 2016, 2017, 2018 and 2019, respectively.
NOTE C — Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, for the nine months ended April 30, 2015:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive (loss) income before reclassification	927	1,639	(57,296)	(54,730)
Amounts reclassified from accumulated other comprehensive (loss) income	(337)	(2,331)	(34,697)	(37,365)
Ending balance, April 30, 2015	$578	$4,162	$(32,679)	$(27,939)
The decrease in accumulated other comprehensive (loss) income ("AOCI") as of April 30, 2015 compared to July 31, 2014 was primarily due to the appreciation of the U.S. dollar against other currencies, most of which was realized during the six-month period ended January 31, 2015. The decrease was also a result of the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The foreign currency translation adjustments column in the table above includes foreign currency translation, foreign currency translation on intercompany notes and the impact of settlements of net investment hedges, net of tax. Of the total $37,365 in amounts reclassified from accumulated other comprehensive income, the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $337 gain on cash flow hedges was reclassified into cost of products sold, and the $2,331 gain due to the curtailment of the postretirement medical benefit plan was reclassified into selling, general and administrative expenses ("SG&A") on the Condensed Consolidated Statement of Earnings for the nine months ended April 30, 2015.
The changes in accumulated other comprehensive income by component, net of tax, for the nine months ended April 30, 2014 were as follows:

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
The increase in accumulated other comprehensive income for the nine months ended April 30, 2014 compared to July 31, 2013 was primarily due to the depreciation of the U.S. dollar against other currencies. Of the total $433 in amounts reclassified from accumulated other comprehensive income, the $82 gain on cash flow hedges was reclassified into cost of products sold and the $351 gain on post-retirement plans was reclassified into SG&A on the Condensed Consolidated Statement of Earnings for the nine months ended April 30, 2014.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Income tax (expense) benefit related to items of other comprehensive income:
Net investment hedge translation adjustments	$(158)	$787	$(8,125)	$1,525
Long-term intercompany loan settlements	(61)	(1,176)	489	667
Cash flow hedges	352	84	(245)	24
Other income tax adjustments and currency translation	117	56	151	6
Income tax benefit (expense) related to items of other comprehensive income	$250	$(249)	$(7,730)	$2,222

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Numerator: (in thousands)
Earnings from continuing operations	$17,213	$20,184	$44,296	$48,835
Less:
Restricted stock dividends	—	(16)	—	(76)
Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share	$17,213	$20,168	$44,296	$48,759
Less:
Preferential dividends	—	—	(794)	(813)
Preferential dividends on dilutive stock options	—	—	(1)	(6)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$17,213	$20,168	$43,501	$47,940
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,301	51,933	51,275	52,071
Plus: Effect of dilutive stock options	149	67	95	233
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,450	52,000	51,370	52,304
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.34	$0.39	$0.86	$0.94
Diluted	$0.33	$0.39	$0.86	$0.93
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.34	$0.39	$0.85	$0.92
Diluted	$0.33	$0.39	$0.85	$0.92
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$0.07	$(0.03)	$0.30
Diluted	$—	$0.07	$(0.03)	$0.30
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$—	$0.07	$(0.04)	$0.30
Diluted	$—	$0.07	$(0.04)	$0.29
Net earnings per Class A Nonvoting Common Share:
Basic	$0.34	$0.46	$0.83	$1.24
Diluted	$0.33	$0.46	$0.83	$1.23
Net earnings per Class B Voting Common Share:
Basic	$0.34	$0.46	$0.81	$1.22
Diluted	$0.33	$0.46	$0.81	$1.21
Options to purchase approximately 2,836,000 and 4,213,000 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2015 and 2014, respectively, and 3,531,000 and 3,085,000 shares for the nine months ended April 30, 2015 and 2014, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within two business platforms: Identification Solutions ("IDS") and Workplace Safety ("WPS"), which are the reportable segments.
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
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Sales to External Customers
ID Solutions	$200,786	$206,448	$604,948	$610,726
Workplace Safety	89,441	103,129	278,147	297,575
Total Company	$290,227	$309,577	$883,095	$908,301
Segment Profit
ID Solutions	$41,614	$44,302	$120,800	$132,795
Workplace Safety	12,292	14,771	40,607	47,813
Total Company	$53,906	$59,073	$161,407	$180,608
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Total profit from reportable segments	$53,906	$59,073	$161,407	$180,608
Unallocated amounts:
Administrative costs	(24,787)	(29,267)	(79,347)	(91,604)
Restructuring charges	(4,834)	(3,039)	(13,991)	(14,202)
Investment and other income	434	872	968	1,887
Interest expense	(2,503)	(3,381)	(8,394)	(10,777)
Earnings from continuing operations before income taxes	$22,216	$24,258	$60,643	$65,912

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
As of April 30, 2015, the Company has reserved 3,925,176 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 3,440,742 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2015 and 2014, was $1,085 ($673 net of taxes) and $656 ($407 net of taxes), respectively. Expense recognized during the nine months ended April 30, 2015 and 2014, was $3,556 ($2,205 net of taxes) and $5,033 ($3,121 net of taxes), respectively.
As of April 30, 2015, total unrecognized compensation cost related to stock-based compensation awards was $9,332 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.
The Company has estimated the fair value of its service-based option awards granted during the nine months ended April 30, 2015 and 2014, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30,
Black-Scholes Option Valuation Assumptions	2015	2014
Expected term (in years)	6.06	5.97
Expected volatility	34.05%	37.32%
Expected dividend yield	2.48%	2.35%
Risk-free interest rate	1.91%	1.80%
Weighted-average market value of underlying stock at grant date	$22.73	$30.98
Weighted-average exercise price	$22.73	$30.98
Weighted-average fair value of options granted during the period	$6.12	$9.17

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2015 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2014	4,204,260	$30.82
New grants	622,983	22.73
Exercised	(66,033)	23.83
Forfeited or expired	(1,118,335)	30.97
Outstanding at April 30, 2015	3,642,875	$29.52	5.6	$3,420,880
Exercisable at April 30, 2015	2,706,566	$30.84	4.4	$1,054,126

There were 2,706,566 and 3,131,418 options exercisable with a weighted average exercise price of $30.84 and $30.97 at April 30, 2015 and 2014, respectively. The cash received from the exercise of options during the three months ended April 30, 2015 was $744. No options were exercised during the three months ended April 30, 2014. The cash received from the exercise of options during the nine months ended April 30, 2015 and 2014 was $1,591 and $10,894, respectively. The tax benefit on options exercised during the three months ended April 30, 2015 was $35. The tax benefit on options exercised during the nine months ended April 30, 2015 and 2014 was $79 and $788, respectively.
The total intrinsic value of options exercised during the nine months ended April 30, 2015 and 2014, based upon the average market price at the time of exercise during the period, was $202 and $2,020, respectively. The total fair value of stock options vested during the nine months ended April 30, 2015 and 2014, was $3,909 and $6,565, respectively.
The following table summarizes the RSU and restricted share activity under the Company's share-based compensation plans for the nine months ended April 30, 2015:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	104,857	$31.02
New grants	241,447	23.59
Vested	(34,247)	30.79
Forfeited	(29,756)	29.53
Outstanding at April 30, 2015	282,301	$24.85

Performance-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2014	80,000	$32.50
New grants	—	—
Vested	—	—
Forfeited	(80,000)	32.50
Outstanding at April 30, 2015	—	$—

NOTE G – Employee Benefit Plans
The components of net periodic postretirement benefit cost for the three and nine months ended April 30, 2015 and 2014 were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Components of net periodic postretirement benefit cost:
Service cost	$40	$168	$203	$505
Interest cost	35	134	177	401
Amortization of prior service credit	(40)	(51)	(202)	(152)
Amortization of net actuarial gain	(106)	(66)	(540)	(199)
Curtailment gain	(4,296)	—	(4,296)	—
Net periodic postretirement benefit cost	$(4,367)	$185	$(4,658)	$555

In March 2015, the Company announced the elimination of postretirement medical benefits for eligible domestic employees retiring on or after January 1, 2016. This amendment resulted in a decrease in the accumulated postretirement benefit obligation liability of $4,490 and a curtailment gain of $4,296. The curtailment gain was recognized in SG&A on the Condensed Consolidated Statements of Earnings, during the three months ended April 30, 2015.
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2015 and July 31, 2014, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2015
Trading securities	$15,468	$—	$15,468	Other assets
Foreign exchange contracts	—	975	975	Prepaid expenses and other current assets
Total Assets	$15,468	$975	$16,443
Foreign exchange contracts	$—	$741	$741	Other current liabilities
Total Liabilities	$—	$741	$741
July 31, 2014
Trading securities	$15,962	$—	$15,962	Other assets
Foreign exchange contracts	—	166	166	Prepaid expenses and other current assets
Total Assets	$15,962	$166	$16,128
Foreign exchange contracts	$—	$389	$389	Other current liabilities
Total Liabilities	$—	$389	$389

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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note J, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the three or nine months ended April 30, 2015 and 2014. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three and nine months ended April 30, 2015.
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
The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. Management completed an assessment of the customer relationship assets of the PeopleID reporting unit in accordance with ASC 350 - Intangibles - Goodwill and Other, and ASC 360 - Property, Plant, and Equipment, and concluded that the assets were impaired. These assets were primarily associated with the acquisition of Precision Dynamics Corporation ("PDC"). Organic sales in the PDC business declined in the low single-digit percentages from fiscal 2013 to fiscal 2014. U.S. hospital admission rates are a primary driver of PDC's sales under its existing strategy, and there was a decline of approximately 2% in these rates during fiscal 2014. Therefore, management revisited its planned growth and profit for the PDC business and concluded that the growth may not materialize as expected given slower than anticipated industry growth and fewer sales synergies than originally planned.
As a result, the customer relationship assets were evaluated for recoverability in accordance with ASC 360 - Property, Plant, and Equipment. Management completed an undiscounted cash flow analysis for the customer relationship assets, which was less than the carrying value of the customer relationship assets and indicated that the assets were impaired. Therefore, management measured the impairment loss as the amount by which the carrying amount of the customer relationships exceeded their fair value, which represented Level 3 assets measured at fair value on a nonrecurring basis subsequent to their original recognition. This resulted in an impairment charge of $48,139 recognized in fiscal 2014, which was classified within the "Impairment charges" line item on the Condensed Consolidated Statements of Earnings and was part of the IDS reportable segment.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $267,043 and $216,280 at April 30, 2015 and July 31, 2014, respectively, as compared to the carrying value of $256,353 and $201,810 at April 30, 2015 and July 31, 2014, respectively.
NOTE I — Restructuring
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia to enhance customer service, improve efficiency of operations and reduce operating expenses. Facility consolidation activities extended into fiscal 2015.
In connection with this plan, the Company incurred restructuring charges of $4,834 and $13,991 during the three and nine months ended April 30, 2015, respectively. The three month restructuring charges of $4,834 consisted of $446 of employee separation costs, $2,645 of fixed asset write-offs, $818 of facility closure related costs, and $925 of contract termination costs. Of the $4,834 of restructuring charges, $3,536 was incurred within IDS and $1,298 within WPS.

The restructuring charges of $13,991 for the nine months ended April 30, 2015 consisted of $4,939 of employee separation costs, $3,545 of fixed asset write-offs, $3,844 of facility closure related costs, and $1,663 of contract termination costs. Of the $13,991 of restructuring charges, $9,845 was incurred within IDS and $4,146 within WPS.
In fiscal 2013, the Company implemented a restructuring plan to reduce its global workforce to address its cost structure. The Company incurred restructuring charges of $3,039 and $14,202 during the three and nine months ended April 30, 2014. The three month restructuring charges related to the fiscal 2014 facility consolidation plan and consisted of $1,782 of employee separation costs, $170 of fixed asset write-offs, $771 of facility closure related costs, and $316 of contract termination costs. Of the $3,039 of restructuring charges, $1,161 was incurred within IDS and $1,878 within WPS.
The restructuring charges of $14,202 for the nine months ended April 30, 2014 related to the fiscal 2013 and fiscal 2014 restructuring plans and consisted of $9,547 of employee separation costs, $267 of fixed asset write-offs, $3,454 of facility closure related costs, and $934 of contract termination costs. Of the $14,202 of restructuring charges, $7,595 was incurred within IDS and $6,607 within WPS.
The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. The costs related to these restructuring activities were recorded on the Condensed Consolidated Statements of Earnings as restructuring charges. The Company expects the majority of the remaining cash payments to be made during the next twelve months.
A reconciliation of the Company’s restructuring liability for the nine months ended April 30, 2015 is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2014	$3,389	$—	$1,606	$4,995
Restructuring charges in continuing operations	4,939	3,545	5,507	13,991
Restructuring charges in discontinued operations	—	(4)	245	241
Non-cash write-offs	—	(3,541)	—	(3,541)
Cash payments	(6,244)	—	(5,274)	(11,518)
Ending balance, April 30, 2015	$2,084	$—	$2,084	$4,168
A reconciliation of the Company’s restructuring liability for the nine months ended April 30, 2014 is as follows:

	Employee Related	Asset Write-offs	Other	Total
Beginning balance, July 31, 2013	$11,475	$—	$2,731	$14,206
Restructuring charges in continuing operations	9,547	267	4,388	14,202
Restructuring charges in discontinued operations	250	—	—	250
Non-cash write-offs	—	(267)	—	(267)
Cash payments	(16,178)	—	(5,136)	(21,314)
Ending balance, April 30, 2014	$5,094	$—	$1,983	$7,077
NOTE J — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2015 and July 31, 2014, the notional amount of outstanding forward exchange contracts was $76,083 and $104,000, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2015 and 2014, unrealized gains of $813 and unrealized losses of $5 have been included in OCI, respectively. Balances are reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended April 30, 2015 and 2014, the Company reclassified gains of $457 and $43 from OCI into earnings, respectively. For the nine months ended April 30, 2015 and 2014, the Company reclassified gains of $552 and $135 from OCI into earnings. At April 30, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $21,943, including contracts to sell Euros, Canadian Dollars, Australian Dollars, Mexican Pesos, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At April 30, 2015, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange currency contracts designated as hedge instruments to hedge portions of the Company’s net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in OCI. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At April 30, 2015 and July 31, 2014, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $2,600 and $5,300, respectively. As of April 30, 2015 and 2014, the Company recognized OCI losses of $143 and $370, respectively, on its outstanding net investment hedges.
Non-Designated Hedges
For the three and nine months ended April 30, 2015, the Company recognized losses of $667 and $1,287 respectively, in “Investment and other income” on the Condensed Consolidated Statements of Earnings related to non-designated hedges. For the three and nine months ended April 30, 2014, the Company recognized gains of $403 and gains of $2,268, respectively.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2015		July 31, 2014		April 30, 2015		July 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$679	Prepaid expenses and other current assets	$—	Other current liabilities	$518	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Other current liabilities	15	Other current liabilities	14
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	122,113	Long term obligations, less current maturities	100,410
Total derivatives designated as hedging instruments		$679		$—		$122,646		$100,424
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$296	Prepaid expenses and other current assets	$166	Other current liabilities	$209	Other current liabilities	$375
Total derivatives not designated as hedging instruments		$296		$166		$209		$375
NOTE K — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three and nine month comparative periods ended April 30, 2015 and 2014.

The following table summarizes the operating results of discontinued operations for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Net sales	$—	$46,246	$—	$161,862
Earnings (loss) from operations of discontinued businesses	—	3,629	(1,201)	16,390
Income tax benefit (expense)	—	275	(288)	(784)
Loss on sale of discontinued operations	—	—	(487)	—
Income tax benefit on sale of discontinued operations	—	—	61	—
Earnings (loss) from discontinued operations, net of income tax	$—	$3,904	$(1,915)	$15,606

There were no assets or liabilities held for sale as of April 30, 2015. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the statement of earnings upon the closing of the second phase of the Die-Cut divestiture during the nine months ended April 30, 2015.

NOTE L — New Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period". The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance also clarifies that the performance target should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of this update did not have a material impact on the financial statements of the Company.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. Under the new guidance, companies should recognize revenues in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The guidance is effective for fiscal and interim periods beginning after December 15, 2016. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. Under the proposal, the standard would be effective for fiscal and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, expenses and cash flows of discontinued operations. The guidance is effective for fiscal and interim periods beginning after December 15, 2014. The adoption of this update did not have a material impact on the financial statements of the Company.
NOTE M — Subsequent Events
On May 20, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on July 31, 2015, to shareholders of record at the close of business on July 10, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview

Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications, along with a commitment to quality and service, a global footprint and multiple sales channels, have made Brady a leader in many of its markets.

Over the last two years, the Company made significant portfolio and management decisions designed to better position the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics Die-Cut business, which was partially divested in fiscal 2014 and completed in the first quarter of fiscal 2015, to a focus on organic growth opportunities within our Identification Solutions (“ID Solutions" or "IDS”) business. In our Workplace Safety ("WPS") business, our strategy to return to growth includes a focus on workplace safety critical industries in addition to increased investment in e-commerce expertise.

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

•
Completing the consolidation of selected manufacturing facilities in the Americas and Europe to reduce the Company's cost structure, improve customer experience, and build a more efficient global footprint.

Results of Operations

A comparison of results of Operating Income for the three and nine months ended April 30, 2015 and 2014 is as follows:

	Three months ended April 30,					Nine months ended April 30,
(Dollars in thousands)	2015	% Sales	% Change	2014	% Sales	2015	% Sales	% Change	2014	% Sales
Net Sales	$290,227		(6.3)%	$309,577		$883,095		(2.8)%	$908,301
Gross Margin	140,999	48.6%	(9.1)%	155,120	50.1%	429,363	48.6%	(5.7)%	455,504	50.1%
Operating Expenses:
Research and Development	8,928	3.1%	3.2%	8,648	2.8%	27,507	3.1%	7.1%	25,675	2.8%
Selling, General and Administrative	102,952	35.5%	(11.8)%	116,666	37.7%	319,796	36.2%	(6.2)%	340,825	37.5%
Restructuring charges	4,834	1.7%	59.1%	3,039	1.0%	13,991	1.6%	(1.5)%	14,202	1.6%
Total operating expenses	116,714	40.2%	(9.1)%	128,353	41.5%	361,294	40.9%	(5.1)%	380,702	41.9%
Operating Income	$24,285	8.4%	(9.3)%	$26,767	8.6%	$68,069	7.7%	(9.0)%	$74,802	8.2%

Sales for the three months ended April 30, 2015 decreased 6.3% to $290.2 million, compared to $309.6 million in the same period of the prior year, which consisted of organic sales growth of 1.7% and a negative currency impact of 8.0% due to the strengthening of the U.S. Dollar against other major currencies during the three-month period. Organic sales grew 3.0% in the IDS segment and declined 1.1% in the WPS segment.

Sales for the nine months ended April 30, 2015 decreased 2.8% to $883.1 million, compared to $908.3 million in the same period of the prior year, which consisted of organic sales growth of 1.8% and a negative currency impact of 4.6%. Organic sales growth was 2.4% in the IDS segment and 0.6% in the WPS segment.

Gross margin as a percentage of sales decreased to 48.6% for the three and nine months ended April 30, 2015, from 50.1% in the same periods of the prior year. The decline in gross margin was primarily due to increased costs related to facility consolidation activities in North America and South America, operating inefficiencies following the facility moves, and to a lesser extent, geographic product mix as Asia continues to be our region of greatest growth and in general has the lowest gross profit margins. Facility consolidations had less of an impact on gross profit margins in the quarter ended April 30, 2015, compared to the quarter ended January 31, 2015, as costs are beginning to subside as the facility consolidation actions near completion.

Research and development (“R&D”) for the three months ended April 30, 2015 increased 3.2% to $8.9 million, compared to $8.6 million in the same period of the prior year, and increased 7.1% to $27.5 million for the nine months ended April 30, 2015, compared to $25.7 million for the same period in the prior year. As a percentage of sales for both the three and nine months ended April 30, 2015, R&D expenses increased to 3.1% from 2.8% in the same periods of the prior year. The increase in R&D expenses was due to our innovation development initiative and investment in emerging technologies such as RFID and sensing technologies.

Selling, general and administrative expenses (“SG&A”) decreased 11.8% to $103.0 million for the three months ended April 30, 2015 and 6.2% to $319.8 million for the nine months ended April 30, 2015, compared to $116.7 million and $340.8 million in the same periods of the prior year, respectively. The decline in the three-month period was primarily due to an amendment to our U.S.-based postretirement medical benefit plan resulting in a $4.3 million curtailment gain, and to a lesser extent, the strengthening of the U.S. dollar, reduced amortization expense and our continued focus on reducing non-customer facing selling, general and administrative expenses. The decline in the nine-month period was primarily due to the strengthening of the U.S. dollar, and to a lesser extent reduced amortization expense, an amendment to our U.S.-based postretirement medical benefit plan and our continued focus on reducing administrative expenses. In both the three and nine-month periods, these reductions were partially offset by increased investments in sales personnel within the IDS segment and increased spending within the WPS segment for both on-line advertising and traditional print advertising.

In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. Restructuring activities related to facility consolidation activities have continued through fiscal 2015 and are expected to be completed by the end of the fiscal year. However, the Company is experiencing operational inefficiencies and customer service disruptions which we expect to continue to be a challenge over the next several quarters. The Company expects to incur restructuring charges of approximately $15 to $17 million associated with these activities in fiscal 2015.

In connection with this plan, the Company incurred restructuring charges of $4.8 million and $14.0 million during the three and nine months ended April 30, 2015, respectively, which consisted primarily of employee separation costs, facility closure costs, and contract termination costs. Of the $4.8 million of restructuring charges recognized during the three-month period ended April 30, 2015, $3.5 million was incurred within the IDS segment and $1.3 million was incurred within the WPS segment. Of the $14.0 million of restructuring charges recognized during the nine-month period ended April 30, 2015, $9.8 million was incurred within IDS and $4.1 million was incurred within WPS.

In fiscal 2013, the Company announced a restructuring action to reduce its global workforce by approximately 5-7% in order to address its cost structure, which was expected to result in annual cost savings of $25 to $30 million. The Company realized annualized savings of approximately $25 million; however, investments in initiatives to drive sales growth and an extension of the timeframe of the restructuring actions into fiscal 2014 had an impact on the SG&A line item within the Condensed Consolidated Statements of Earnings. During fiscal 2014, the Company invested an incremental $13 million in its e-commerce strategy as well as additional selling and R&D resources. In addition, the restructuring activities announced in fiscal 2013 continued into fiscal 2014, which partially reduced the savings expected from the restructuring plan in fiscal 2014.

Due to the incremental investment in the e-commerce initiative and the extension of the headcount reduction into fiscal 2014, this restructuring plan did not reduce overall SG&A expenses in fiscal 2014 compared to fiscal 2013 as the e-commerce investments are also reported on the SG&A line item within the Condensed Consolidated Statements of Earnings. In connection with the fiscal 2013 and fiscal 2014 plans, the Company incurred restructuring charges of $3.0 million and $14.2 million during the three and nine months ended April 30, 2014, respectively, which consisted primarily of employee separation costs and facility closure costs. Of the $3.0 million of restructuring charges recorded during the quarter, $1.1 million was incurred within the IDS segment and $1.9 million was incurred within the WPS segment. Of the $14.2 million of restructuring charges recorded for the nine months ended April 30, 2014, $7.6 million was incurred within IDS and $6.6 million was incurred within WPS.

Operating income was $24.3 million during the three months ended April 30, 2015; excluding restructuring charges of $4.8 million, operating income was $29.1 million. Operating income was $26.8 million for the three months ended April 30, 2014; excluding restructuring charges of $3.0 million, operating income was $29.8 million. The decrease of $0.7 million was primarily due to the decline in organic sales and profit in the WPS segment, facility consolidation costs incurred in both segments, as well as the negative impact of currency fluctuations during the three-month period.
Operating income was $68.1 million during the nine months ended April 30, 2015; excluding restructuring charges of $14.0 million, operating income was $82.1 million. Operating income was $74.8 million for the nine months ended April 30, 2014; excluding restructuring charges of $14.2 million, operating income was $89.0 million. The decrease of $6.9 million was primarily due to the segment profit declines in both the IDS and WPS segments, which are discussed in further detail within the Business Segment Operating Results section.

OPERATING INCOME TO NET EARNINGS

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2015	% Sales	2014	% Sales	2015	% Sales	2014	% Sales
Operating income	$24,285	8.4%	$26,767	8.6%	$68,069	7.7%	$74,802	8.2%
Other income and (expense):
Investment and other income	434	0.1%	872	0.3%	968	0.1%	1,887	0.2%
Interest expense	(2,503)	(0.9)%	(3,381)	(1.1)%	(8,394)	(1.0)%	(10,777)	(1.2)%
Earnings from continuing operations before income tax	22,216	7.7%	24,258	7.8%	60,643	6.9%	65,912	7.3%
Income tax expense	5,003	1.7%	4,074	1.3%	16,347	1.9%	17,077	1.9%
Earnings from continuing operations	$17,213	5.9%	$20,184	6.5%	$44,296	5.0%	$48,835	5.4%
Earnings (loss) from discontinued operations, net of income taxes	—	—%	3,904	1.3%	(1,915)	(0.2)%	15,606	1.7%
Net earnings	$17,213	5.9%	$24,088	7.8%	$42,381	4.8%	$64,441	7.1%

Investment and other income decreased to $0.4 million from $0.9 million for the three months ended April 30, 2015, and decreased to $1.0 million from $1.9 million for the nine months ended April 30, 2015, compared to the same periods in the prior year. For both the three and nine-month periods, this decrease was primarily due to a reduction in interest income and a smaller gain recognized on securities held in executive deferred compensation plans in the current three and nine-month periods compared to the prior-year periods.

Interest expense decreased to $2.5 million from $3.4 million for the three months ended April 30, 2015, and decreased to $8.4 million from $10.8 million for the nine months ended April 30, 2015, compared to the same periods in the prior year. For both the three and nine-month periods, the decrease was due to the Company’s declining principal balance under its outstanding long-term debt agreements.

The Company’s income tax rate on continuing operations was 22.5% for the three months ended April 30, 2015, compared to 16.8% for the same period in the prior year, and it was 27.0% for the nine months ended April 30, 2015, compared to 25.9% for the same period in the prior year. The increase in the income tax rate for both the three and nine-month periods was due to a benefit that was recognized in the prior year from the release of tax reserves as a result of expired statutes of limitation, which reduced the prior year income tax rate. The tax rate is anticipated to be in the upper 20% range for fiscal year 2015.

Discontinued Operations

Discontinued operations include the Asia Die-Cut and Balkhausen Die-Cut business ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. The closing on the second and final phase was completed on August 1, 2014. The loss from discontinued operations net of income taxes was $1.9 million for the nine months ended April 30, 2015, compared to earnings from discontinued operations of $15.6 million for the same period in the prior year. The loss in the nine months ended April 30, 2015 consisted of a loss on operations of $1.5 million primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut, recorded during the three months ended October 31, 2015. Refer to Note K, "Discontinued Operations" for further discussion regarding discontinued operations.

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

The following is a summary of segment information for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
(Dollars in thousands)	2015	2014	2015	2014
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$200,786	$206,448	$604,948	$610,726
Workplace Safety	89,441	103,129	278,147	297,575
Total	$290,227	$309,577	$883,095	$908,301
SALES GROWTH INFORMATION
ID Solutions
Organic	3.0%	4.8%	2.4%	3.6%
Currency	(5.7)%	(0.2)%	(3.3)%	(0.3)%
Acquisitions	—%	—%	—%	12.4%
Total	(2.7)%	4.6%	(0.9)%	15.7%
Workplace Safety
Organic	(1.1)%	(1.9)%	0.6%	(6.3)%
Currency	(12.2)%	0.1%	(7.1)%	(0.5)%
Total	(13.3)%	(1.8)%	(6.5)%	(6.8)%
Total Company
Organic	1.7%	2.5%	1.8%	(0.1)%
Currency	(8.0)%	(0.2)%	(4.6)%	(0.4)%
Acquisitions	—%	—%	—%	7.7%
Total	(6.3)%	2.3%	(2.8)%	7.2%
SEGMENT PROFIT
ID Solutions	$41,614	$44,302	$120,800	$132,795
Workplace Safety	12,292	14,771	40,607	47,813
Total	$53,906	$59,073	$161,407	$180,608
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	20.7%	21.5%	20.0%	21.7%
Workplace Safety	13.7%	14.3%	14.6%	16.1%
Total	18.6%	19.1%	18.3%	19.9%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2015 and 2014:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Total profit from reportable segments	$53,906	$59,073	$161,407	$180,608
Unallocated amounts:
Administrative costs	(24,787)	(29,267)	(79,347)	(91,604)
Restructuring charges	(4,834)	(3,039)	(13,991)	(14,202)
Investment and other income	434	872	968	1,887
Interest expense	(2,503)	(3,381)	(8,394)	(10,777)
Earnings from continuing operations before income taxes	$22,216	$24,258	$60,643	$65,912

ID Solutions

Approximately 70% of net sales in the IDS segment are generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 2.7% to $200.8 million for the three months ended April 30, 2015, compared to $206.4 million for the same period in the prior year, which consisted of organic sales growth of 3.0% and a negative currency impact of 5.7%. IDS sales decreased 0.9% to $604.9 million for the nine months ended April 30, 2015, compared to $610.7 million for the same period in the prior year, which consisted of organic sales growth of 2.4% and a negative currency impact of 3.3%.

Organic sales in the Americas grew in the low-single digits for the three and nine months ended April 30, 2015, compared to the same periods in the prior year. This growth was primarily within the U.S. and was driven by our continued focus on expanding the core Brady-brand businesses and an increased focus on key customers, industries and new products. Our areas of highest growth were in the global safety and facility identification product offerings, as well as in portable printer consumables, product identification and healthcare identification in the three and nine months ended April 30, 2015, compared to the same periods in the prior year. This growth was partially offset by organic sales declines in Brazil for the three and nine-month periods due to continued economic challenges.

Organic sales in Europe grew in the low-single digits for both the three and nine months ended April 30, 2015, compared to the same periods in the prior year. This increase was driven by Central Europe where we increased our salesforce and continue to expand in focused geographies. Economic growth softened slightly in Western Europe at the beginning of the third fiscal quarter; however, this geography contributed to organic sales growth in both the three and nine-month periods as we concluded the quarter.

Organic sales in Asia grew in the mid-single digits for the three months and grew in the low-double digits for the nine months ended April 30, 2015, compared to the same periods in the prior year. Product identification sales continue to increase, primarily to our OEM customers in China as we expand production capacity and capabilities. The investment in our MRO growth strategies and the expansion of the MRO business in China also continues to positively impact sales.

Segment profit decreased to $41.6 million from $44.3 million for the three months, and decreased to $120.8 million from $132.8 million for the nine months ended April 30, 2015, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 20.7% from 21.5% for the three months, and decreased to 20.0% from 21.7% for the nine months ended April 30, 2015, compared to the same periods in the prior year. The decrease in the nine-month period was primarily a result of increased costs associated with facility consolidation activities, such as duplicate labor and facilities expenses, as well as our geographic product mix, as Asia continues to be our region of greatest growth and generally has the lowest segment profit margins.

Within the IDS reportable segment there are three reporting units for purposes of the Company's annual goodwill impairment analysis: IDS Americas & Europe, IDS APAC, and PeopleID. The PeopleID reporting unit had a goodwill balance of $93.2 million as of April 30, 2015, the majority of which consists of the Company's acquisition of Precision Dynamics Corporation ("PDC"). The PDC business primarily supplies identification-related products to healthcare providers, and these customers generate approximately 65% of the revenue in the PeopleID reporting unit. As a result, sales to these customers generally correspond with changes in U.S. hospital admission rates. The remaining 35% of the revenue within the PeopleID reporting unit is generated by the non-healthcare portion of the PDC business as well as the Company's existing PeopleID business, which supplies people identification-related products to a variety of customers and industries. As a result, sales to these customers generally correspond with changes in U.S. GDP growth. In addition to these two metrics, the Company considers multiple factors specific to the PeopleID reporting unit that have a reasonable possibility of changing, including (a) industry and market factors such as competition and changes in the market for the reporting unit's products, (b) new product development, (c) competing technologies, (d) overall financial performance such as cash flows, actual and planned revenue and profitability, and (e) changes in the strategy of the reporting unit. Management evaluates these factors for potential triggering events in accordance with ASC 350, and there were no adverse indications that would require management to conduct an interim test for impairment.

WPS
Approximately 50% of net sales in the WPS segment are generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 13.3% to $89.4 million for the three months ended April 30, 2015, compared to $103.1 million for the same period in the prior year, which consisted of an organic sales decline of 1.1% and a negative currency impact of 12.2%. WPS sales decreased 6.5% to $278.1 million for the nine months ended April 30, 2015, compared to $297.6 million for the same period in the prior year, which consisted of organic sales growth of 0.6% and a negative currency impact of 7.1%. Because approximately half of the WPS business is located in Western Europe, the strengthening of the U.S. dollar against the Euro had a larger impact on the WPS segment than it did on the IDS segment.
Organic sales in the Americas declined in the low-single digits for both the three and nine months ended April 30, 2015, compared to the same periods in the prior year. The decrease in the three-month period was due to reduced end-user demand in the industrial marketplace. Sales through the digital channel increased in the nine-month period; however, sales through traditional catalog channels decreased and resulted in the decline compared to the same period in the prior year.
Organic sales in Europe grew in the low-single digits for the three and nine months ended April 30, 2015, compared to the same periods in the prior year. The growth in both the three and nine month periods was driven primarily by Germany and France despite a slight economic slowdown in Western Europe, due to improvements in website functionality, key account management and pricing efforts.
Organic sales in Australia declined in the mid-single digits for the three and nine months ended April 30, 2015, as compared to the same periods of the prior year. Our business in Australia is diversified in many industries, however, it has a higher concentration in industries that are experiencing economic challenges, including manufacturing, non-residential construction, and mining.
Segment profit decreased to $12.3 million from $14.8 million for the three months, and decreased to $40.6 million from $47.8 million for the nine months ended April 30, 2015, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 13.7% from 14.3% for the three months, and decreased to 14.6% from 16.1% for the nine months ended April 30, 2015, compared to the same periods in the prior year. The decrease in segment profit in both the three and nine-month periods was mainly driven by increased spending for both on-line and traditional print advertising due to the timing of catalog mailings, investments in e-commerce capabilities and the increased costs associated with facility consolidation activities in the U.S., such as duplicate labor and facilities expenses.
Within the WPS reportable segment there are three reporting units for purposes of the Company's annual goodwill impairment analysis: WPS Americas, WPS Europe and WPS APAC. The WPS APAC reporting unit consists entirely of Australia and had a goodwill balance of $28.3 million as of April 30, 2015. As stated above, the WPS APAC reporting unit has experienced a decline in organic sales due to economic challenges in key industries including manufacturing, non-residential construction and mining. Management is addressing this through a focused effort on growing the customer base, investments in digital capabilities and increased catalog advertising, and we anticipate returning to annual sales growth over the next several years. The annual goodwill impairment analysis performed as of May 1, 2014 for the WPS APAC reporting unit resulted in a significant fair value excess over carrying value, which the Company considers to be at 20% or greater. If the Company does not realize a sufficient return on its strategic investment, the reporting unit could face the risk of a material goodwill impairment charge, which may adversely affect earnings in the period in which the charge is recorded. Management considers multiple factors in order to conclude upon the fair value of the reporting unit, including (a) macroeconomic conditions, (b) industry and market factors such as competition and changes in the market for the reporting unit's products, (c) overall financial performance such as cash flows, actual and planned revenue, and profitability, and (d) changes in the strategy for the reporting unit. Management evaluates these factors for potential triggering events in accordance with ASC 350, and there were no adverse indications that would require management to conduct an interim test for impairment.

Financial Condition

Cash and cash equivalents increased by $18.6 million and decreased by $12.3 million during the nine months ended April 30, 2015 and 2014, respectively. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$52,740	$75,840
Investing activities	(13,507)	(30,455)
Financing activities	(10,829)	(61,626)
Effect of exchange rate changes on cash	(9,770)	3,898
Net increase (decrease) in cash and cash equivalents	$18,634	$(12,343)

Net cash provided by operating activities decreased $23.1 million to $52.7 million for the nine months ended April 30, 2015, compared to $75.8 million in the same period of the prior year. The prior year results included discontinued operations, which generated approximately $11 million in cash from operating activities. Therefore, the decline in cash flow from operating activities from continuing operations was approximately $12 million, which primarily consisted of a decrease in earnings from continuing operations of $3.0 million and an increase in cash paid for income taxes of $6.7 million.

Net cash used in investing activities was $13.5 million for the nine months ended April 30, 2015, compared to $30.5 million in the same period of the prior year. The decrease in cash used in investing activities of $17.0 million was primarily due to net cash received of $6.1 million from the Die-Cut divestiture during the nine months ended April 30, 2015. Additionally, certain assets were sold in connection with the facility consolidation project, and capital expenditures were reduced by $6.3 million as the project is nearly complete, both of which reduced cash used in investing activities compared to the prior year.

Net cash used in financing activities was $10.8 million for the nine months ended April 30, 2015, compared to $61.6 million in the same period of the prior year. The decrease in cash used in financing activities of $50.8 million was primarily due to increased net borrowings of $39.9 million on the revolving loan agreement and lines of credit during the nine months ended April 30, 2015. In addition, there were no share purchases in the current period compared to cash used of $23.3 million on share purchases in the prior year, and proceeds from stock option exercises were reduced by $9.3 million in the current period compared to the prior year.
Currency had a negative impact on cash of $9.8 million during the nine months ended April 30, 2015 due to the strengthening of the U.S. Dollar against other major currencies.
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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the nine months ended April 30, 2015, the Company drew down an additional $72.0 million in order to fund general corporate needs. During the period ended April 30, 2015, the maximum amount outstanding on the revolving loan agreement was $124.0 million. As of April 30, 2015, the outstanding balance on the credit facility was $114.0 million. The Company also had letters of credit outstanding under the loan agreement of $4.5 million as of April 30, 2015 and there was $181.5 million available for future borrowing, which can be increased to $331.5 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China, which was amended in November 2013 to $24.2 million and further amended in February 2015 to $10.0 million. In August 2014, the Company entered into an additional unsecured $10.0 million multi-currency line of credit in China, but did not borrow on this facility until January 2015. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. Dollar LIBOR on the date of borrowing plus a margin and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. The facilities are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. During the nine months ended April 30, 2015, the Company drew $6.4 million USD equivalent to fund working capital needs. As of April 30, 2015, the outstanding balance was $12.0 million USD equivalent of borrowings and there was $8.0 million available for future borrowing under these credit facilities.
The Company’s private placement notes and revolving loan agreement require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2015, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 13.0 to 1.0.

The Company paid dividends of $30.7 million and $30.5 million in the nine months ended April 30, 2015 and 2014, respectively.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2015, approximately 93% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, restructuring activities, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.
Subsequent Events
On May 20, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.20 per share payable on July 31, 2015, to shareholders of record at the close of business on July 10, 2015.
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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Consolidated Amendment to Complete and Permanent Release and Retirement Agreement, dated as of May 21, 2015, with Matthew Williamson (reflects immaterial changes)

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: May 27, 2015	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2015	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)