Form 10-K
period 2015-07-31
BRADY CORP
filed 2015-09-21
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2015, was approximately $1,174,025,350 based on the closing sale price of $26.17 per share on that date as reported for the New York Stock Exchange. As of September 18, 2015, there were 47,711,833 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

PART I
Item 1. Business
(a) General Development of Business
Brady Corporation (“Brady,” “Company,” “we,” “us,” “our”) was incorporated under the laws of the state of Wisconsin in 1914. The Company’s corporate headquarters are located at 6555 West Good Hope Road, Milwaukee, Wisconsin 53223, and the telephone number is (414) 358-6600.

Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications, along with a commitment to quality and service, a global footprint, and multiple sales channels, have made Brady a leader in many of its markets.
The Company’s primary objective is to build upon its market position and increase shareholder value by improving in the following key competencies:

•	Operational excellence — Continuous productivity improvement, business simplification and process transformation.

•	Customer service — Focus on the customer and understanding customer needs.

•	Innovation advantage — Technologically advanced, internally developed products drive growth and sustain gross profit margins.

•	Global leadership position in niche markets.

•	Digital capabilities.

•	Compliance expertise.

Over the last two years, we made significant portfolio and management decisions designed to better position the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics Die-Cut business, which was partially divested in fiscal 2014 and fully divested in the first quarter of fiscal 2015, to a focus on organic growth opportunities within our Identification Solutions (“ID Solutions" or "IDS”) and Workplace Safety ("WPS") segments. In our IDS business, our strategy for growth includes expanding the business in high opportunity markets and investing in research and development ("R&D") activities to develop and launch innovative, high-value products more efficiently. In our WPS business, our strategy to return to growth includes a focus on workplace safety critical industries, expansion of our product offerings, further developed pricing capabilities, and increased investment in digital.

The following were key initiatives supporting the strategy in fiscal 2015:

•	Focused on driving operational excellence and providing the Company's customers with innovative products and the highest level of customer service.

•	Invested in R&D to identify emerging technology opportunities that align with the Company's target markets and improved our innovation development process.

•	Enhanced the Company's business primarily through focused sales and marketing efforts in selected vertical markets and an increased focus on strategic accounts.

•
Expanded the direct-marketing model in the WPS business by increasing its offering of identification and workplace safety products with a heightened focus on proprietary and customized product offerings and an increased emphasis on digital.

•	Completed the consolidation of selected manufacturing facilities in the Americas and Europe.

In fiscal 2014, the Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for the sale of its Die-Cut business. The first phase of the divestiture closed on May 1, 2014 and included the Company’s European Die-Cut business and the portions of the Asia Die-Cut business operated in Korea, Thailand and Malaysia, together with the transfer of certain of the Company’s employees in the United States supporting those operations. The second phase of the divestiture included the Company's Die-Cut business located in China and closed in the first quarter of fiscal 2015.

(b) Financial Information About Industry Segments
The information required by this Item is provided in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 - Financial Statements and Supplementary Data.

(c) Narrative Description of Business
Overview
The Company is organized and managed on a global basis within two reportable segments: Identification Solutions and Workplace Safety.
The IDS segment includes high-performance and innovative identification and healthcare products that are manufactured under multiple brands, including the Brady brand, and are primarily sold through distribution to a broad range of maintenance, repair, and operations ("MRO") and original equipment manufacturing ("OEM") customers and through other channels, including direct sales, catalog marketing, and digital.
The WPS segment includes workplace safety and compliance products, which are sold under multiple brand names through catalog and digital to a broad range of MRO customers. Approximately half of the WPS business is derived from internally manufactured product and half is from externally sourced products.
Below is a summary of sales by reportable segments for the fiscal years ended July 31:

	2015	2014	2013
IDS	68.8%	67.4%	63.8%
WPS	31.2%	32.6%	36.2%
Total	100%	100%	100%

ID Solutions
Within the ID Solutions segment, the primary product and service categories include:

•
Facility identification, which includes safety signs, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for auditing, procedure writing and training.

•	Product identification, which includes materials and printing systems for product identification, brand protection labeling, work in process labeling, and finished product identification.

•	Wire identification, which includes hand-held printers, wire markers, sleeves, and tags.

•	People identification, which includes self-expiring name tags, badges, lanyards, and access control software.

•	Patient identification, which includes wristbands and labels used in hospitals for tracking and improving the safety of patients.

•	Custom wristbands used in the leisure and entertainment industry such as theme parks, concerts and festivals.
Approximately 65% of ID Solutions products are sold under the Brady brand. In the United States, identification products for the utility industry are marketed under the Electromark brand; spill-control products are marketed under the SPC brand; and security and identification badges and systems are marketed under the B.I.G., Identicard/Identicam, PromoVision, and Brady People ID brands. Wire identification products are marketed under the Modernotecnica brand in Italy and lockout/tagout products are offered under the Scafftag brand in the U.K. Custom labels and nameplates are available under the Stickolor brand in Brazil; and identification and patient safety products in the healthcare industry and custom wristbands for the leisure and entertainment industry are available under the PDC Innovative brand in the U.S. and Europe.
The ID Solutions segment offers high quality products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, catalog marketing, and e-commerce. The ID Solutions sales force partners with end-users and distributors by providing technical application and product expertise.
ID Solutions serves customers in many industries, which include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, automotive, aerospace, defense, mass transit, electrical contractors, leisure and entertainment and telecommunications, among others.
The ID Solutions segment manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business principally on the basis of production capabilities, engineering, research and development capabilities, materials expertise, customer service, product quality and price, and safety expertise. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest major adhesive and electrical product companies offering competing products as part of their overall product lines.

Workplace Safety
Within the Workplace Safety segment, the primary product categories include:

•	Safety and compliance signs, tags, and labels.

•	Informational and architectural signage.

•	Asset tracking labels.

•	First aid products.

•	Industrial warehouse and office equipment.

•	Labor law compliance posters.
Products within the Workplace Safety segment are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Safety Signs Service and Pervaco brands; first aid supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands; warehouse supplies and industrial furniture under the Runelandhs and Welco brands; wire identification products marketed under the Carroll brand; and labor law compliance posters under the Personnel Concepts brand.
Workplace Safety primarily sells to other businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities. The business markets and sells products through multiple channels, including catalog, telemarketing and digital.
The Workplace Safety platform manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. However, the competitive landscape is changing with the continued evolution of digital channels. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of this shift is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we continue to focus on developing dynamic pricing capabilities and enhancing customer experience as these are critical to convert customers from traditional catalog channels to digital.
Discontinued Operations
Discontinued operations include the Asia Die-Cut and European Die-Cut businesses ("Die-Cut"), which were announced as held for sale in the third and fourth quarters of fiscal 2013, respectively. In fiscal 2014, the Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for the sale of Die-Cut. The first phase of the divestiture closed in the fourth quarter of fiscal 2014 and the second phase of the divestiture closed in the first quarter of fiscal 2015. The assets and liabilities of the businesses included in the second phase were classified as held for sale on the consolidated balance sheet as of July 31, 2014. The operating results of the Die-Cut businesses were reflected as discontinued operations in the consolidated statements of earnings for the years ended July 31, 2015, 2014 and 2013. In addition, the Brady Medical and Varitronics businesses were previously divested in fiscal 2013 and were reported within discontinued operations. These divested businesses were part of the IDS business platform.
The Die-Cut business consisted of the manufacture and sale of precision converted products such as gaskets, meshes, heat-dissipation materials, antennaes, dampers, filters, and similar products sold primarily to the electronics industry with a concentration in the mobile-handset and hard-disk drive industries.
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

The Company spent $36.7 million, $35.0 million, and $33.6 million during the fiscal years ended July 31, 2015, 2014, and 2013, respectively, on its R&D activities related to continuing operations. The increase in R&D spending over the years was primarily due to our innovation development initiative to realign the R&D processes in order to accelerate new product innovation and increased investments in emerging technologies such as RFID and sensing technologies. As of July 31, 2015, 220 employees were engaged in research and development activities for the Company.
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
The Company purchases raw materials, components and finished products from many suppliers. Overall, the Company is not dependent upon any single supplier for its most critical base materials or components; however, the Company has chosen in certain situations to sole source, or limit the sources of materials, components, or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe any disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of critical materials or components, the financial impact could be significant. The Company currently operates 42 manufacturing or distribution facilities globally.

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
Environment
Compliance with federal, state and local environmental protection laws during fiscal 2015 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2015, the Company employed approximately 6,560 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
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
In fiscal 2015, the Workplace Safety segment represented 31.2% of our total sales. Organic sales in the WPS segment declined 0.4% in fiscal 2015, 4.6% in fiscal 2014, and 7.0% in fiscal 2013, all compared to the same periods in the prior year. During fiscal 2015, we recorded impairment charges of $46.9 million primarily related to the goodwill and other intangible assets in the WPS Americas and WPS Asia-Pacific ("WPS APAC") reporting units. The WPS segment has experienced a deterioration in sales and profits due to a reduction in direct catalog mailings, increased digital competition, and pricing adjustments. While traditional direct marketing channels such as catalogs are important means of selling WPS products, an increasing number of customers are purchasing products on the Internet. The Company's strategy to grow this business includes: a focus on workplace safety critical industries, expansion of our product offerings, further developed pricing capabilities, and increased investment in digital. There is a risk that the Company may not continue to successfully implement this strategy, or if successfully implemented, not realize its expected benefits, due to the continued levels of increased competition and pricing pressure brought about by the Internet. Although the rate of sales decline has slowed over the past three years, there is also a risk that the Company may not be able to permanently reverse the downward trends in this business and return the segment to historic levels of sales and profits. If these risks materialize, their effects could adversely impact our business, sales, results of operations, cash flow and liquidity.
Failure to develop technologically advanced products that meet customer demands (including price expectations) and expand into adjacent product categories and markets could adversely impact our business, sales, results of operations, cash flow and liquidity.
Development of technologically advanced new products is targeted as a driver of our organic growth and profitability. Technology is changing rapidly and our competitors are innovating quickly. If we do not keep pace with developing technologically advanced products, we risk product commoditization, deterioration of the value of our brand, and reduced ability to effectively compete. We must continue to develop innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to make innovations, or we launch products with quality problems, or if customers do not accept our products, then our business, sales, results of operations, cash flow, and liquidity could be adversely affected.
In addition, our strategy is to expand into higher-growth adjacent product categories and markets with technologically advanced new products. New product development and marketing efforts, including entry in markets where we have limited or no prior experience, such as healthcare and leisure and entertainment, have inherent risks. There can be no assurance that we will successfully execute these strategies. If we are unable to gain market share or successfully expand into adjacent markets with innovative new products, our business, sales, results of operations, cash flow, and liquidity could be adversely affected.
Failure to execute facility consolidations and maintain acceptable operational service metrics may adversely impact our business, sales, results of operations, cash flow and liquidity.
During fiscal years 2014 and 2015, we incurred unplanned operating costs related to consolidation of certain facilities and experienced deterioration of key service metrics. We remain challenged by operating inefficiencies stemming from these actions, but we are focused on improvements and returning to prior service metrics. We continually assess our global footprint and expect to implement additional measures to reduce our cost structure, simplify our business, and standardize our processes, and these actions could result in unplanned operating costs and business disruptions in the future. If these risks materialize, or if we fail to successfully address these inefficiencies, their effects could adversely impact our business, sales, results of operations, cash flow and liquidity.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, may substantially harm our business, sales, results of operations, cash flow and liquidity.
Our business systems collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse and material effect on our business, sales, results of operations, cash flow and liquidity.
Failure to compete effectively or remain competitive may have a negative impact on our business, sales, results of operations, cash flow and liquidity.
We actively compete with companies that produce and market the same or similar products, and in some instances, with companies that sell different products that are designed for the same end user. Additionally, we continue to face competition through the Internet in our entire business. Competition may force us to reduce prices or incur additional costs to remain competitive. We compete on the basis of price, customer support, product innovation, product offering, product quality, expertise, production capabilities, and for multinational customers, our global footprint. Present or future competitors may develop and introduce new and enhanced products, offer products based on alternative technologies and processes, accept lower profit, have greater financial, technical or other resources, or lower production costs or have other pricing advantages. Any of these could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which could adversely impact our results of operations, cash flow and liquidity. Additionally, throughout our global business, distributors and customers may seek lower cost sourcing opportunities, which could result in a loss of business that may adversely impact our business, sales, results of operations, cash flow and liquidity.
Deterioration of or instability in the global economy and financial markets may adversely affect our business, sales, results of operations, cash flow and liquidity.
Our business and operating results could be affected by global economic conditions. In fiscal 2015, our business was negatively impacted by the weak economy in Australia and Brazil. When global economic conditions deteriorate or economic uncertainty continues, customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers could have a material adverse impact on our business, sales, results of operations, cash flow and liquidity.
The global nature of our business exposes us to foreign currency fluctuations that could adversely affect our business, sales, results of operations, cash flow, and liquidity.
Nearly 45% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects, which occurred in fiscal 2015. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency, which could result in unfavorable translation effects on our business, sales, results of operations, cash flow and liquidity.

Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business, sales, results of operations, cash flow and liquidity.
Numerous factors may affect the demand for our products, including:
•Future financial performance of major markets served.
•Consolidation in the marketplace, allowing competitors and customers to be more efficient and more price competitive.
•Future competitors entering the marketplace.

•	Decreasing product life cycles.

•	Changes in customer preferences.
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business, sales, results of operations, cash flows and liquidity.
A large customer loss could significantly affect our business, sales, results of operations, cash flow, and liquidity.
While we have a broad customer base and no individual customer represents 5% or more of total sales, we conduct business with several large customers and distribution companies. Our dependence on these customers makes relationships with them important. We cannot guarantee that these relationships will be retained in the future. Because these large customers account for a significant portion of sales, they may possess a greater capacity to negotiate reduced prices. If we are unable to provide products to our customers at the quality and prices acceptable to them, some of our customers may shift their business to competitors or may substitute another manufacturer's products. If one of the large customers consolidates, is acquired, or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large customers could have a material adverse impact on our business, sales, results of operations, cash flows, and liquidity.

We depend on key employees and the loss of these individuals could have an adverse effect on our operations.

Our success depends to a large extent upon the continued services of our key executives, managers and other skilled employees. We cannot ensure that we will be able to retain our key executives, managers and employees. The departure of key personnel without adequate replacement could disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our operations could be materially adversely affected.
We are a global company headquartered in the United States. We are subject to extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities at various levels of the governing bodies. Failure to comply with laws and regulations could adversely affect our business, sales, results of operations, cash flow and liquidity.
Our operations are subject to the risks of doing business domestically and globally, including the following:

•	Delays or disruptions in product deliveries and payments in connection with international manufacturing and sales.

•	Political and economic instability and disruptions.

•	Imposition of duties and tariffs.

•	Import, export and economic sanction laws.

•	Current and changing governmental policies, regulatory, and business environments.

•	Disadvantages from competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act.

•	Local labor market conditions.

•	Regulations relating to climate change, air emissions, wastewater discharges, handling and disposal of hazardous materials and wastes.

•	Regulations relating to health, safety and the protection of the environment.

•	Specific country regulations where our products are manufactured or sold.

•
Laws and regulations that apply to companies doing business with the government, including audit requirements of government contracts related to procurement integrity, export control, employment practices, and the accuracy of records and recording of costs.

Further, these laws and regulations are constantly evolving and it is impossible to accurately predict the effect they may have upon our sales, results of operations, cash flows and liquidity.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could damage our reputation, and could adversely impact our business, results of operations, cash flow and liquidity.
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
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. For example, over the last three fiscal years, we have divested our Brady Medical and Varitronics businesses, and our Asia Die-Cut and European Die-Cut businesses. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale is typically subject to satisfaction of pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management, and disputes may arise with buyers. Also, we have retained responsibility for and have agreed to indemnify buyers against some contingent liabilities related to a number of businesses that we have recently sold. The resolution of these contingencies has not had a material adverse impact on our results of operations, cash flow and liquidity, but we cannot be certain that this favorable pattern will continue.
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
Acquisitions place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, and administrative operations, which could decrease the time available to focus on our other growth strategies. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired sales growth or operational success. Our sales, results of operations, cash flow, and liquidity could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the acquired businesses.

Financial/Ownership Risks
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact earnings and profitability.
We have goodwill of $433.2 million and other intangible assets of $68.9 million as of July 31, 2015, which represents 47.2% of our total assets. Over the past three years, the Company has recorded impairment charges of approximately $400 million related to the goodwill and other intangible assets of multiple reporting units. We evaluate goodwill for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each reporting unit. We assess the impairment of other intangible assets on an annual basis, or more frequently if impairment indicators are present, based upon the expected future cash flows of the respective assets. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our reporting units changes in future periods, we may be required to record an impairment charge related to goodwill or other intangible assets, which would reduce earnings in such period.
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
Our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges. We had no such tax charges in fiscal 2015. However, in fiscal 2014, we repatriated cash to the U.S. in connection with the sale of the Die Cut businesses, which resulted in a tax charge of $4.0 million in continuing operations and in fiscal 2013, we repatriated cash to the U.S. in connection with the acquisition of PDC, which resulted in a tax charge of $26.6 million.
Substantially all of our voting stock is controlled by members of the Brady family, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that unfavorably affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of the Directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, Ms. Bruno and Mr. Brady have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable, which in turn could adversely affect the market price of our common stock or prevent our shareholders from realizing a premium over our stock price.  Furthermore, this concentration of voting share ownership may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders.

Failure to meet certain financial covenants required by our debt agreements may adversely affect our assets, results of operations, cash flows, and liquidity.
As of July 31, 2015, we had $253.7 million in outstanding indebtedness. In addition, based on the availability under our credit facilities as of July 31, 2015, we had the ability to incur an additional $194.7 million under our revolving credit agreement. Our current revolving credit agreement and long-term debt obligations also impose certain restrictions on us. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within Item 7 for more information regarding our credit agreement and long-term debt obligations. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our assets, results of operations, cash flows and liquidity.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 42 manufacturing or distribution facilities across the globe and are split by reporting segment as follows:

IDS: Thirty facilities are used for our IDS business. Six of which are located within the United States; four each are located in Belgium and China; three each in Mexico and the United Kingdom; two each in Brazil and India; and one each in Canada, Hong Kong, Italy, Japan, Malaysia, and Singapore.

WPS: Twelve facilities are used for our WPS business. Three of which are located in France; two each are located in Australia and Germany; and one each in the Netherlands, Poland, Sweden, the United Kingdom, and the United States.

The Company’s present operating facilities contain a total of approximately 2.2 million square feet of space, of which approximately 1.6 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained, and adequate for present needs.

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
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s Class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2015		2014		2013
	High	Low	High	Low	High	Low
4th Quarter	$26.76	$23.15	$30.75	$24.26	$35.58	$29.76
3rd Quarter	$28.91	$26.03	$27.89	$25.15	$36.33	$31.51
2nd Quarter	$27.56	$23.50	$31.61	$27.36	$35.00	$30.18
1st Quarter	$27.07	$21.19	$35.54	$29.19	$31.22	$26.34
There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders
As of September 9, 2015, there were 1,057 Class A Common Stock shareholders of record and approximately 9,228 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities
The Company has a share repurchase program of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase any shares in fiscal 2015. As of July 31, 2015, there remained 966,242 shares to purchase in connection with this share repurchase program.
On September 10, 2015, the Company's Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of up to a total of two million shares of the Company’s Class A Common Stock, inclusive of the shares in the existing share repurchase program.

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

During the two most recent fiscal years and for the first quarter of fiscal 2016, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2016	2015				2014
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2025	$0.20	$0.20	$0.20	$0.20	$0.195	$0.195	$0.195	$0.195
Class B	0.18585	0.18335	0.20	0.20	0.20	0.17835	0.195	0.195	0.195

(e)	Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2010, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (S&P) 500 Index, the Standard and Poor’s SmallCap 600 Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, and the Russell 2000 Index

250.00
200.00
150.00
100.00
50.00
0.00
2010
2011
2012
2013
2014
2015
Brady Corporation
S&P 500 Index - Total Returns
S&P Smallcap 600 Index
Russell 2000 Index

*	$100 invested on July 31, 2010 in stock or index—including reinvestment of dividends. Fiscal years ended July 31:

	2010	2011	2012	2013	2014	2015
Brady Corporation	$100.00	$108.81	$100.01	$128.45	$103.70	$96.33
S&P 500 Index	100.00	119.65	130.58	163.22	190.87	212.26
S&P SmallCap 600 Index	100.00	124.72	129.70	174.80	194.10	217.33
Russell 2000 Index	100.00	123.92	124.16	167.32	181.64	203.49

Copyright (C) 2015, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2011 through 2015

	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Operating data (1)
Net sales	$1,171,731	$1,225,034	$1,157,792	$1,071,504	$1,059,355
Gross margin	558,432	609,564	609,348	590,969	587,950
Operating expenses:
Research and development	36,734	35,048	33,552	34,528	38,268
Selling, general and administrative	422,704	452,164	427,858	392,694	397,472
Restructuring charges (2)	16,821	15,012	26,046	6,084	6,451
Impairment charges (3)	46,867	148,551	204,448	—	—
Total operating expenses	523,126	650,775	691,904	433,306	442,191
Operating income (loss)	35,306	(41,211)	(82,556)	157,663	145,759
Other income (expense):
Investment and other income—net	845	2,402	3,523	2,082	3,989
Interest expense	(11,156)	(14,300)	(16,641)	(19,090)	(22,124)
Net other expense	(10,311)	(11,898)	(13,118)	(17,008)	(18,135)
Earnings (loss) from continuing operations before income taxes	24,995	(53,109)	(95,674)	140,655	127,624
Income taxes (4)	20,093	(4,963)	42,583	37,162	21,667
Earnings (loss) from continuing operations	$4,902	$(48,146)	$(138,257)	$103,493	$105,957
(Loss) earnings from discontinued operations, net of income taxes (5)	(1,915)	2,178	(16,278)	(121,404)	2,695
Net earnings (loss)	$2,987	$(45,968)	$(154,535)	$(17,911)	$108,652
Earnings (loss) from continuing operations per Common Share— (Diluted):
Class A nonvoting	$0.10	$(0.93)	$(2.70)	$1.95	$1.99
Class B voting	$0.08	$(0.95)	$(2.71)	$1.94	$1.97
(Loss) earnings from discontinued operations per Common Share - (Diluted):
Class A nonvoting	$(0.04)	$0.04	$(0.32)	$(2.29)	$0.05
Class B voting	$(0.04)	$0.05	$(0.32)	$(2.30)	$0.05
Cash Dividends on:
Class A common stock	$0.80	$0.78	$0.76	$0.74	$0.72
Class B common stock	$0.78	$0.76	$0.74	$0.72	$0.70
Balance Sheet at July 31:
Total assets	1,062,897	1,253,665	1,438,683	1,607,719	1,861,505
Long-term obligations, less current maturities	200,774	159,296	201,150	254,944	331,914
Stockholders’ investment	587,688	733,076	830,797	1,009,353	1,156,192
Cash Flow Data:
Net cash provided by operating activities	$93,348	$93,420	$143,503	$144,705	$167,350
Net cash (used in) provided by investing activities	(14,365)	10,207	(325,766)	(64,604)	(22,631)
Net cash used in financing activities	(32,152)	(115,387)	(33,060)	(147,824)	(91,574)
Depreciation and amortization	39,458	44,598	48,725	43,987	48,827
Capital expenditures	(26,673)	(43,398)	(35,687)	(24,147)	(20,532)

(1)
Operating data has been impacted by the reclassification of the Die-Cut businesses into discontinued operations. The Company has elected to not separately disclose the cash flows related to discontinued operations. Refer to Note 15 within Item 8 for further information on discontinued operations. The operating data is also impacted by the acquisitive nature of the Company as one, three, and one acquisitions were completed in fiscal years ended July 31, 2013, 2012, and 2011, respectively. There were no acquisitions in fiscal 2015 and fiscal 2014. Refer to Note 2 within Item 8 for further information on the acquisition that was completed in fiscal 2013.

(2)
In fiscal 2009, in response to the global economic downturn, the Company initiated several measures to address its cost structure, including a reduction in its workforce and decreased discretionary spending. The Company continued certain of these measures during fiscal 2010, 2011, and 2012. During fiscal 2013, the Company executed a business simplification project which included various measures to address its cost structure and resulted in restructuring charges during fiscal 2013 and into fiscal 2014. In addition, in fiscal 2014, the Company approved a plan to consolidate facilities in the Americas, Europe, and Asia in order to enhance customer service, improve efficiency of our operations, and reduce operating expenses. This plan resulted in restructuring charges during fiscal 2014 and fiscal 2015.

(3)
The Company recognized impairment charges of $46.9 million, $148.6 million, and $204.4 million during the three months ended July 31, 2015, 2014, and 2013, respectively. The impairment charges primarily related to the following reporting units: WPS Americas and WPS APAC in fiscal 2015; PeopleID in fiscal 2014; and WPS Americas and IDS APAC in fiscal 2013. Refer to Note 3 within Item 8 for further information regarding the impairment charges.

(4)
Fiscal 2015 was significantly impacted by the impairment charges of $46.9 million, of which $39.8 million was non-deductible for income tax purposes. Fiscal 2014 was significantly impacted by the impairment charges of $148.6 million, of which $61.1 million was non-deductible for income tax purposes, and a tax charge of $4.0 million in continuing operations associated with the repatriation of the cash proceeds from the sale of the Die-Cut business. Fiscal 2013 was significantly impacted by the impairment charges of $204.4 million, of which $168.9 million was non-deductible for income tax purposes, as well as a tax charge of $26.6 million associated with the funding of the PDC acquisition.

(5)
The loss from discontinued operations in fiscal 2015 includes a $0.4 million net loss on the sale of the Die-Cut business, recorded during the three months ended October 31, 2014. The earnings from discontinued operations in fiscal 2014 include a $1.2 million net loss on the sale of the Die-Cut business recorded during the three months ended July 31, 2014. The Die-Cut business was sold in two phases. The first phase closed in the fourth quarter of fiscal 2014 and the second and final phase closed in the first quarter of fiscal 2015. The loss from discontinued operations in fiscal 2013 was primarily attributable to a $15.7 million write-down of the Die-Cut business to its estimated fair value less costs to sell. The loss from discontinued operations in fiscal 2012 was primarily attributable to the $115.7 million goodwill impairment charge recorded during the three months ending January 31, 2012, which was related to the Die-Cut disposal group. Refer to Note 15 within Item 8 for further information regarding discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As discussed in Item 1, “Business,” we are a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment provides workplace safety and compliance products, of which half is derived from internally manufactured product and half is from externally sourced products. Nearly 45% of our total sales are derived outside of the United States. Foreign sales within the IDS and WPS segments are approximately 40% and 70%, respectively.
The ability to provide customers with a vast array of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance in our digital capabilities. Our priorities during fiscal 2015 included a continued focus on operational excellence, growth initiatives (new product development, investments in R&D and digital, and expansion in high-opportunity markets), and completing our facility consolidation activities to enhance customer service and improve efficiency of our operations.

Results of Operations

A comparison of results of operating income (loss) from continuing operations for the fiscal years ended July 31, 2015, 2014, and 2013 is as follows:

(Dollars in thousands)	2015	% Sales	2014	% Sales	2013	% Sales
Net Sales	$1,171,731		$1,225,034		$1,157,792
Gross Margin	558,432	47.7%	609,564	49.8%	609,348	52.6%
Operating Expenses:
Research and Development	36,734	3.1%	35,048	2.9%	33,552	2.9%
Selling, General & Administrative	422,704	36.1%	452,164	36.9%	427,858	37.0%
Restructuring charges	16,821	1.4%	15,012	1.2%	26,046	2.2%
Impairment charges	46,867	4.0%	148,551	12.1%	204,448	17.7%
Total operating expenses	523,126	44.6%	650,775	53.1%	691,904	59.8%
Operating income (loss)	$35,306	3.0%	$(41,211)	(3.4)%	$(82,556)	(7.1)%

In fiscal 2015, sales decreased 4.4% to $1,171.7 million, compared to $1,225.0 million in fiscal 2014, which consisted of organic sales growth of 1.0% and a negative currency impact of 5.4% due to the strengthening of the U.S. dollar against other major currencies during the year. Organic sales grew 1.7% in the IDS segment, while organic sales within the WPS segment declined by 0.4%.

During fiscal 2014, net sales increased 5.8% from fiscal 2013, which consisted of organic growth of 0.2%, a negative currency impact of 0.1% and growth from acquisitions of 5.7%. The acquisition growth was from the acquisition of PDC within the IDS segment in fiscal 2013. Organic sales within the IDS segment were up 2.9%, while organic sales within the WPS segment declined by 4.6%.

Gross margin decreased 8.4% to $558.4 million in fiscal 2015 as compared to $609.6 million in fiscal 2014. As a percentage of sales, gross margin declined to 47.7% in fiscal 2015 from 49.8% in fiscal 2014. The decline in gross margin was due to increased costs related to facility consolidation activities in the Americas due to duplicate labor and facilities expenses as well as operating inefficiencies following the facility moves, such as additional freight costs and excess inventory and scrap charges. To a lesser extent, geographic product mix also contributed to the decline in gross margin as Asia was our region of greatest sales growth in fiscal 2015 and generally has the lowest segment profit margins.

Gross margin was $609.6 million in fiscal 2014, which was consistent with the gross margin in the the prior year. As a percentage of sales, gross margin declined to 49.8% in fiscal 2014 from 52.6% in fiscal 2013. The decline was primarily due to the sales decline and price reductions in the WPS business.

Research and development expenses increased to $36.7 million in fiscal 2015 from $35.0 million in fiscal 2014 and $33.6 million in fiscal 2013. The increase in R&D spending over the years was a result of our innovation development initiative to realign the R&D processes in order to accelerate new product innovation, increased investments in emerging technologies such as RFID and sensing technologies, and increased investments in other new products.

Selling, general and administrative (“SG&A”) expenses include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, information technology, human resources and legal. SG&A expenses decreased 6.5% to $422.7 million in fiscal 2015 compared to $452.2 million in fiscal 2014. The decline was primarily due to the strengthening of the U.S. dollar, and to a lesser extent, reduced amortization expense of $5.8 million, an amendment to our U.S.-based post-retirement medical benefit plan that resulted in a $4.3 million curtailment gain, and our focused efforts to reduce expenses. This decline was partially offset by continued investments in sales personnel within the IDS segment and increased spending in the WPS segment for both on-line and traditional print advertising.
SG&A expense increased to $452.2 million in fiscal 2014 compared to $427.9 million in fiscal 2013. The increase was primarily due to incremental SG&A associated with the PDC business of approximately $22 million. In addition, the Company expanded its sales force in multiple geographies within the IDS segment in fiscal 2014 and increased spending in both on-line advertising as well as traditional print advertising within the WPS segment.

In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of our operations and reduce operating expenses. Restructuring activities related to facility consolidation activities extended into fiscal 2015 and were complete at the end of the fiscal year. However, the Company experienced operational inefficiencies, increased costs, and customer service disruptions in fiscal 2015 as a result of these facility consolidations and we expect this to continue, to a lesser extent, into fiscal 2016. We remain focused on improvements and returning to prior service metrics and we expect to realize operational efficiencies from these actions over the longer-term.
In connection with this plan, the Company incurred restructuring charges of $16.8 million in fiscal 2015. These charges consisted of $5.4 million of employee separation costs, $5.2 million of facility closure related costs, $2.0 million of contract termination costs, and $4.2 million of non-cash asset write-offs. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. Non-cash asset write-offs consist mainly of fixed assets written off in conjunction with facility consolidations. Of the $16.8 million recognized in fiscal 2015, $12.1 million was incurred within the IDS segment and $4.7 million was incurred within the WPS segment.
In fiscal 2013, the Company announced a restructuring action to reduce its global workforce by approximately 5-7% in order to address its cost structure, which was expected to result in annual cost savings of $25 to $30 million. The Company realized annualized savings of approximately $25 million; however, investments in initiatives to drive sales growth and an extension of the timeframe of the restructuring actions into fiscal 2014 had an impact on the SG&A line item within the Consolidated Statements of Earnings. During fiscal 2014, the Company invested an incremental $13 million in its digital strategy as well as additional selling and R&D resources. In addition, the restructuring activities announced in fiscal 2013 continued into fiscal 2014, which partially reduced the savings expected from the restructuring plan in fiscal 2014.
Due to the incremental investment in the digital initiative and the extension of the headcount reduction into fiscal 2014, this restructuring plan did not reduce overall SG&A expenses in fiscal 2014 compared to fiscal 2013 as the digital investments are also reported on the SG&A line item within the Consolidated Statements of Earnings. In connection with the 2014 and 2013 plans, restructuring charges were $15.0 million in fiscal 2014, which consisted primarily of employee separation costs and facility closure costs. Of the $15.0 million recognized in fiscal 2014, $9.0 million was incurred within the IDS segment and $6.0 million was incurred within the WPS segment.
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
The Company performed its annual goodwill impairment assessment on May 1, 2015, and subsequently concluded that the WPS Americas and WPS APAC reporting units were impaired. In conjunction with the goodwill impairment analysis, management concluded that other long-lived assets were also impaired. Refer to Item 7 - Business Segment Operating Results as well as Note 3 "Goodwill and Other Intangible Assets" of Item 8 for further discussion regarding the impairment charges. Impairment charges were $46.9 million in fiscal 2015, which consisted of $37.1 million in goodwill charges associated with the WPS Americas and WPS APAC reporting units and $9.8 million related to the impairment of certain other long-lived assets.

The Company's annual goodwill impairment assessment performed in fiscal 2014 indicated that the PeopleID reporting unit was impaired. In conjunction with the goodwill impairment analysis, management concluded that other finite and indefinite-lived intangible assets within the reporting unit were also impaired. Impairment charges in continuing operations were $148.6 million in fiscal 2014, which consisted of $100.4 million in goodwill and $48.2 million in intangible assets primarily associated with the PeopleID reporting unit.

The Company's annual goodwill impairment assessment performed in fiscal 2013 indicated that the WPS Americas and IDS APAC reporting units were impaired. In conjunction with the goodwill impairment analysis, management concluded that other finite and indefinite-lived intangible assets within the reporting units were also impaired. Impairment charges in continuing operations were $204.4 million in fiscal 2013, which consisted of $190.5 million in goodwill and $13.9 million in intangible assets primarily associated with the WPS Americas and IDS APAC reporting units.

Operating income from continuing operations was $35.3 million in fiscal 2015; excluding the impairment charges of $46.9 million and restructuring charges of $16.8 million, the Company generated operating income from continuing operations of $99.0 million. The Company incurred an operating loss from continuing operations of $41.2 million in fiscal 2014; excluding the impairment charges of $148.6 million and restructuring charges of $15.0 million, the Company generated operating income from continuing operations of $122.4 million. The decrease of $23.4 million was primarily due to the segment profit declines in both the IDS and WPS segments, facility consolidation costs incurred in both segments, as well as the negative impact of currency fluctuations during fiscal 2015 as compared to the prior year.

The Company incurred an operating loss from continuing operations of $41.2 million in fiscal 2014; excluding impairment charges of $148.6 million and restructuring charges of $15.0 million, the Company generated operating income from continuing operations of $122.4 million. The Company incurred an operating loss from continuing operations of $82.6 million in fiscal 2013; excluding the impairment charges of $204.4 million and restructuring charges of $26.0 million, the Company generated operating income from continuing operations of $147.9 million. The decrease of $25.5 million was mainly due to the decline in segment profit of the WPS business, which is discussed in further detail within the Business Segment Operating Results section below.

OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2015	% Sales	2014	% Sales	2013	% Sales
Operating income (loss)	$35,306	3.0%	$(41,211)	(3.4)%	$(82,556)	(7.1)%
Other income and (expense):
Investment and other income	845	0.1%	2,402	0.2%	3,523	0.3%
Interest expense	(11,156)	(1.0)%	(14,300)	(1.2)%	(16,641)	(1.4)%
Earnings (loss) from continuing operations before tax	24,995	2.1%	(53,109)	(4.3)%	(95,674)	(8.3)%
Income taxes	20,093	1.7%	(4,963)	(0.4)%	42,583	3.7%
Earnings (loss) from continuing operations	4,902	0.4%	(48,146)	(3.9)%	(138,257)	(11.9)%
(Loss) earnings from discontinued operations, net of income taxes	(1,915)	(0.2)%	2,178	0.2%	(16,278)	(1.4)%
Net earnings (loss)	$2,987	0.3%	$(45,968)	(3.8)%	$(154,535)	(13.3)%

Investment and Other Income

Investment and other income decreased to $0.8 million in fiscal 2015 compared to $2.4 million in fiscal 2014 and $3.5 million in fiscal 2013. The decline since 2013 was due primarily to a reduction in interest income and smaller gains recognized on securities held in executive deferred compensation plans.

Interest Expense

Interest expense decreased to $11.2 million in fiscal 2015 compared to $14.3 million in fiscal 2014 and $16.6 million in fiscal 2013. The decline since 2013 was due to the Company's declining principal balance under its outstanding debt agreements.

Income Taxes
The Company's effective tax rate from continuing operations was 80.4% in fiscal 2015, compared to the effective tax rate from continuing operations of 9.3% in fiscal 2014. The effective tax rate was significantly impacted by the fiscal 2015 impairment charges of $46.9 million, $39.8 million of which was nondeductible for income tax purposes. The effective income tax rate was further impacted by certain adjustments to tax accruals and reserves and fluctuations in geographic profit mix.

Total foreign pre-tax earnings decreased from $81.5 million in fiscal 2014 to $25.6 million in fiscal 2015. This decrease was due primarily to foreign impairment charges of $31.6 million in fiscal 2015 and overall lower pre-tax earnings globally than in fiscal 2014. The remainder of the significant decreases in foreign pre-tax earnings and resulting impact on the effective tax rate was primarily related to decreased pre-tax net earnings in the following jurisdictions: 1) Australia, where pre-tax earnings decreased by $3.5 million, and both the statutory and effective tax rates approximated 30%; 2) Malaysia, where pre-tax earnings decreased by $2.9 million, and both the statutory and effective tax rates approximated 25%; 3) England, where pre-tax earnings decreased $1.5 million, and the statutory tax rate was approximately 21% while the effective tax rate approximated zero due to full valuation allowances recorded against NOL carryforwards generated; and 4) China, where pre-tax earnings decreased $1.2 million, and both the statutory and effective tax rates approximated 25%.

The Company's effective tax rate from continuing operations was 9.3% in fiscal 2014, compared to the effective tax rate from continuing operations of (44.5)% in fiscal 2013. The income tax rate in fiscal 2014 was significantly impacted by the impairment and restructuring charges recorded in fiscal 2014. The income tax rate in fiscal 2013 was impacted by the impairment charges and a tax charge associated with the funding of the PDC acquisition. The increase in the effective income tax rate in fiscal 2014 compared to fiscal 2013 was further impacted by increased valuation allowances and fluctuations in geographic profit mix.

The impact on the effective income tax rate in fiscal 2014 due to restructuring charges was a result of the tax rate differential between charges incurred in the U.S. at 35% and charges incurred in foreign jurisdictions at an average tax rate of approximately 28%. The "International Rate Differential" line item of (1.3%) disclosed within the income tax rate reconciliation was primarily due to this impact of restructuring charges.

Total foreign pre-tax earnings increased from $49.3 million in fiscal 2013 to $81.5 million in fiscal 2014. This increase was due to impairment charges of $22.7 million during fiscal 2013, consisting primarily of goodwill within the Company’s IDS APAC reporting unit. The remainder of the increase in foreign pre-tax earnings and resulting impact on the effective tax rate was primarily related to increased pre-tax net earnings in the following jurisdictions: 1) Malaysia, where pre-tax earnings increased by $7.1 million, inclusive of fiscal 2013 impairment charges of $3.4 million, and both the statutory and effective tax rates approximated 25%; 2) Sweden, where pre-tax earnings increased by $4.2 million, the statutory tax rate was 22%, and the effective tax rate was negative, resulting in a $1.0 million tax benefit due to the utilization of historical net operating loss (“NOL”) carryforwards that had full valuation allowances, as well as the adjustment of previously recorded valuation allowances; 3) England, where the pre-tax loss decreased by $3.9 million, and the statutory tax rate was approximately 22% while the effective tax rate approximated zero due to full valuation allowances recorded against NOL carryforwards generated; and 4) China, where pre-tax earnings increased by $6.6 million, inclusive of fiscal 2013 impairment charges of $1.7 million, and the statutory tax rate was 25% with a higher effective tax rate of approximately 38% due to losses incurred in certain Chinese entities in which full valuation allowances were recorded against the associated NOL carryforwards. Partially offsetting these increases in foreign earnings was an increase of $4.5 million in the pre-tax loss in Brazil in fiscal 2014.

Earnings (Loss) from Discontinued Operations

Discontinued operations include the Asia Die-Cut and European Die-cut businesses ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. In addition, the Brady Medical and Varitronics businesses were divested in fiscal 2013 and were reported within discontinued operations. These divested businesses were part of the IDS business segment.

The loss from discontinued operations net of income taxes was $1.9 million in fiscal 2015, compared to earnings from discontinued operations net of income taxes of $2.2 million in fiscal 2014 and a loss from discontinued operations net of income taxes of $16.3 million in fiscal 2013. The loss in fiscal 2015 consisted of a loss on operations of $1.5 million primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut, recorded during the three months ended October 31, 2014. In fiscal 2014, the Die-Cut business had net earnings from operations of $3.4 million, offset by a net loss on the sale of Die-Cut of $1.2 million. The loss in fiscal 2013 primarily related to a $15.7 million write-down of the Die-Cut disposal group to estimated fair value less costs to sell.

There was no depreciation or amortization expense recognized within discontinued operations for fiscal 2015 or fiscal 2014 as the Die-Cut business was reported as held for sale beginning in the third quarter of fiscal 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP. Depreciation and amortization recognized within discontinued operations for fiscal 2013 were $4.0 million and $4.8 million, respectively.

Business Segment Operating Results
The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. The segment results have been adjusted to reflect continuing operations in all periods presented. The sales and profit of discontinued operations are excluded from the following information.
Following is a summary of segment information for the fiscal years ended July 31, 2015, 2014, and 2013:

	Years ended July 31,
(Dollars in thousands)	2015	2014	2013
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$806,484	$825,123	$739,116
WPS	365,247	399,911	418,676
Total	$1,171,731	$1,225,034	$1,157,792
SALES GROWTH INFORMATION
ID Solutions
Organic	1.7%	2.9%	0.8%
Currency	(4.0)%	(0.2)%	(1.0)%
Acquisitions	—%	8.9%	16.3%
Total	(2.3)%	11.6%	16.1%
Workplace Safety
Organic	(0.4)%	(4.6)%	(7.0)%
Currency	(8.3)%	0.1%	(0.7)%
Acquisitions	—%	—%	4.0%
Total	(8.7)%	(4.5)%	(3.7)%
Total Company
Organic	1.0%	0.2%	(2.4)%
Currency	(5.4)%	(0.1)%	(0.8)%
Acquisitions	—%	5.7%	11.3%
Total	(4.4)%	5.8%	8.1%
SEGMENT PROFIT
ID Solutions	$149,840	$176,129	$174,390
Workplace Safety	56,502	66,238	95,241
Total	$206,342	$242,367	$269,631
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	18.6%	21.3%	23.6%
Workplace Safety	15.5%	16.6%	22.7%
Total	17.6%	19.8%	23.3%
NET EARNINGS RECONCILIATION

	Years ended:
(Dollars in thousands)	July 31, 2015	July 31, 2014	July 31, 2013
Total profit from reportable segments	$206,342	$242,367	$269,631
Unallocated costs:
Administrative costs	107,348	120,015	121,693
Restructuring charges	16,821	15,012	26,046
Impairment charges	46,867	148,551	204,448
Investment and other income	(845)	(2,402)	(3,523)
Interest expense	11,156	14,300	16,641
Earnings (loss) from continuing operations before income taxes	$24,995	$(53,109)	$(95,674)

ID Solutions

Fiscal 2015 vs. 2014

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in EMEA, and 10% in APAC. IDS sales decreased 2.3% to $806.5 million in fiscal 2015, compared to $825.1 million in fiscal 2014. Organic sales increased 1.7% and currency fluctuations decreased sales by 4.0% due to the strengthening of the U.S. dollar against other major currencies during the year ended July 31, 2015, as compared to the same period in the prior year.

Overall, organic sales within the IDS business grew in the low single digit percentages consistently for the first three quarters and declined slightly in the fourth quarter of fiscal 2015. Organic growth in all regions was positive for the year with high-single digit growth in APAC, followed by low-single digit growth in the EMEA and Americas regions.

Organic sales in the Americas grew in the low-single digits in fiscal 2015 as compared to fiscal 2014. This growth was primarily within the U.S. and was driven by our continued focus on expanding the core Brady-brand businesses and an increased focus on key customers, industries and new products. Our areas of highest growth in fiscal 2015 were in the global safety and facility identification product offerings, as well as in portable printer consumables and product identification. This growth was partially offset by double-digit organic sales declines in Brazil in fiscal 2015 as compared to fiscal 2014. OEM sales were down in Brazil due to weak economic conditions and increased competitive pressure. In fiscal 2015, the Company consolidated a facility in Brazil to reduce its cost structure.

Organic sales in the EMEA region also grew in the low-single digits in fiscal 2015 as compared to fiscal 2014. This increase was primarily driven by Central Europe where we increased our salesforce. Economic growth softened slightly in Western Europe, which impacted IDS sales at the beginning of the third fiscal quarter and into the fourth quarter; however, this geography had stronger sales in the first half of the year which contributed to organic sales growth for the full fiscal year as compared to the prior year.

Organic sales in Asia grew in the high-single digits in fiscal 2015 as compared to fiscal 2014. Similar to the prior year, we experienced slower growth in the fourth quarter of fiscal 2015 as compared to the preceding three quarters. Product identification sales continue to increase, primarily to our OEM customers in China as we expand production capacity and capabilities. The investment in our MRO growth strategies and the expansion of the MRO business in China also continues to positively impact sales.

Segment profit decreased to $149.8 million in fiscal 2015 from $176.1 million in fiscal 2014, a decrease of $26.3 million or 14.9%. As a percent of sales, segment profit decreased to 18.6% in fiscal 2015, compared to 21.3% in the prior year. The decline in segment profit as a percent of sales was primarily in the IDS Americas businesses and was a result of increased costs associated with facility consolidation activities such as duplicate labor and facilities expenses, as well as increased costs from operating inefficiencies in our recently consolidated facilities in North America such as additional freight costs and excess inventory and scrap charges. In addition, although a much smaller impact, the decline was also due to our geographic product mix, as Asia was our region of greatest sales growth in fiscal 2015 and generally has the lowest segment profit margins.

Fiscal 2014 vs. 2013

IDS sales increased 11.6% to $825.1 million in fiscal 2014, compared to $739.1 million in fiscal 2013. The acquisition of PDC in December 2012 contributed to 8.9% of the sales growth for fiscal 2014. Organic sales increased by 2.9% and currency fluctuations were minimal, decreasing sales by 0.2% for the year ended July 31, 2014, as compared to the prior fiscal year.

Overall, organic sales within the IDS business grew in the low single digit percentages consistently each quarter in fiscal 2014. Organic growth in all regions was positive for the year with double digit growth in APAC, followed by mid-single digit growth in Europe and slightly lower growth in the Americas region.

Organic sales in the Americas grew in the low-single digits in fiscal 2014 as compared to fiscal 2013, primarily due to the sales force expansion and the development of proprietary new products in the core Brady brand business in the United States. This was partially offset by declines in Brazil and PDC. The Brazil business declined due to continued economic challenges. Sales in the PDC business declined approximately 2% organically in fiscal 2014, compared to annualized sales in fiscal 2013. PDC’s healthcare business correlates with U.S. hospital admission rates, which were down approximately 2% during fiscal 2014.

The IDS business in EMEA grew in the mid-single digits in fiscal 2014 compared to the prior year. This growth was driven by our businesses in the established Western European economies as well as Central Europe. Growth was the result of expanding and refocusing our sales organization and the sale of new products. The exceptions were France and Italy, which were facing weak economic environments.

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

Segment profit increased to $176.1 million in fiscal 2014 from $174.4 million in fiscal 2013, an increase of $1.7 million or 1.0%. As a percent of sales, segment profit was 21.3% in fiscal 2014, compared to 23.6% in the prior year. The decline in segment profit as a percent of sales was due to lower gross margin in fiscal 2014 as a result of product mix and increased costs associated with the facility consolidations. The main contributor to the product mix was a full year of PDC sales at lower gross margin than the existing business, as well as an increase in lower-margin printer sales.

The Company performed its annual goodwill impairment assessment for fiscal 2014 on May 1, 2014, and subsequently concluded that the PeopleID reporting unit was impaired. Organic sales within the PDC business declined in the low single digit percentages from fiscal 2013 to fiscal 2014. Hospital admission rates were the primary driver of PDC's sales under its strategy at the time, and there was a decline of approximately 2% in these rates during fiscal 2014. In addition, management revisited its planned growth and profit for the PDC business and concluded that the growth may not materialize as expected given slower than anticipated industry growth and fewer sales synergies than originally planned. Upon completion of the impairment assessment, the Company recognized a goodwill impairment charge of $100.4 million during fiscal 2014. In conjunction with the goodwill impairment test of the PeopleID reporting unit, finite and indefinite-lived intangibles associated with the reporting unit were revalued and analyzed for impairment. As a result, other intangibles in the amount of $48.2 million primarily associated with the PeopleID reporting unit were also impaired during fiscal 2014.

Workplace Safety

Fiscal 2015 vs. 2014

Approximately 50% of net sales in the WPS segment were generated in EMEA, 35% in the Americas, and 15% in APAC. WPS sales decreased 8.7% to $365.2 million in fiscal 2015, compared to $399.9 million in fiscal 2014, which consisted of an organic sales decline of 0.4% and a negative currency impact of 8.3%. Because approximately half of the WPS business is located in Western Europe and another 15% of the WPS segment is in Australia , the strengthening of the U.S. dollar against the Euro and the Australian Dollar had a larger impact on the WPS segment than it did on the IDS segment.

Over the past several years, the WPS segment has experienced a deterioration in sales and profits due to a reduction in direct catalog mailings, increased digital competition, and pricing adjustments. While traditional direct marketing channels such as catalogs are important means of selling WPS products, an increasing number of customers are purchasing products on the Internet. Although we experienced an organic sales decline for the year ended July 31, 2015, the sales decline has lessened each year since fiscal 2013. This improving trend is a result of our focus on workplace safety critical industries, expansion of our product offerings, further developed pricing capabilities, and increased investment in digital.

Organic sales in EMEA grew in the low-single digits in fiscal 2015 compared to the prior year. The growth was driven primarily by Germany, France, and the Nordics region due to improvements in website functionality and key account management. We experienced growth in both traditional catalog sales and digital sales in EMEA over the prior year.
Organic sales in the Americas declined in the low-single digits in fiscal 2015 compared to fiscal 2014. This decrease was primarily due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels.
Organic sales in APAC, which consists entirely of Australia, declined in the mid-single digits in fiscal 2015 compared to fiscal 2014. Our business in Australia is diversified in many industries; however, it has a higher concentration in industries that are experiencing economic challenges, including manufacturing and mining production.
Profit for the WPS segment decreased to $56.5 million in fiscal 2015 from $66.2 million in fiscal 2014, a decrease of $9.7 million, or 14.7%. As a percentage of sales, segment profit decreased to 15.5% in fiscal 2015 compared to 16.6% in the prior year. The decrease in segment profit was mainly driven by the decline in sales, increased spending for both on-line and traditional print advertising due to the timing of catalog mailings, investments in digital capabilities and the increased costs associated with facility consolidation activities in the U.S., such as duplicate labor and facilities expenses.

The Company performed its annual goodwill impairment assessment for fiscal 2015 on May 1, 2015, and subsequently concluded that the WPS APAC and WPS Americas reporting units were impaired. The WPS APAC reporting unit consists entirely of the Company's business located in Australia. Organic sales declined in the mid-single digits in fiscal 2015 primarily due to a decline in the mining production and manufacturing industries. As a result of the decline in sales and challenging economic conditions, the WPS APAC reporting unit's segment profit declined by nearly 30% in fiscal 2015.
Organic sales within the WPS Americas reporting unit declined in fiscal 2015 as compared to fiscal 2014. The business has improved many of its digital capabilities over the past two years; however, sales through the traditional catalog model have decreased at a greater rate than expected, and digital sales have not been sufficient to offset the decline in sales through catalogs. As a result of the decline in sales and the increased investment in digital capabilities, WPS Americas' segment profit declined by nearly 17% in fiscal 2015.
Upon completion of the impairment assessment, the Company recognized goodwill impairment charges of $37.1 million during fiscal 2015, of which $26.2 million was in the WPS APAC reporting unit and $10.9 million was in the WPS Americas reporting unit. Other long-lived assets primarily associated with the WPS APAC and WPS Americas reporting units were also revalued and analyzed for impairment. As a result, long-lived assets in the amount of $9.8 million were impaired during fiscal 2015.
Fiscal 2014 vs. 2013
Net sales in the WPS segment decreased 4.5% to $399.9 million in fiscal 2014 from $418.7 million in fiscal 2013. The sales decline consisted of a decrease in organic sales of 4.6%, partially offset by 0.1% growth due to positive currency fluctuations.

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

Segment profit decreased to $66.2 million in fiscal 2014 from $95.2 million in the prior year, a decline of $29.0 million, or 30.5%. As a percent of sales, segment profit was 16.6% in fiscal 2014, compared to 22.7% in the prior year. Similar to sales, although profit has declined, the rate of decline slowed in the second half of fiscal 2014 as the modified strategy began to take hold. WPS profit was also impacted by the increased costs due to facility consolidations and the incremental investment in implementing its digital strategy.

Liquidity & Capital Resources

Cash and cash equivalents were $114.5 million at July 31, 2015, an increase of $32.7 million from July 31, 2014. The significant changes were as follows:

	Years ended July 31,
(Dollars in thousands)	2015	2014	2013
Net cash flow provided by (used in):
Operating activities	$93,348	$93,420	$143,503
Investing activities	(14,365)	10,207	(325,766)
Financing activities	(32,152)	(115,387)	(33,060)
Effect of exchange rate changes on cash	(14,173)	2,536	481
Net increase (decrease) in cash and cash equivalents	$32,658	$(9,224)	$(214,842)

Fiscal 2015 vs. 2014

Net cash provided by operating activities decreased slightly to $93.3 million during fiscal 2015 compared to $93.4 million in the prior year. The prior year results included discontinued operations, which generated approximately $2.7 million in cash from operating activities. Therefore, there was an increase in cash flow from operating activities from continuing operations of $2.6 million. This increase was primarily due to a change in working capital of $36.0 million, largely offset by the decrease in segment profit of $33.4 million. A majority of the decrease in working capital related to a decrease in prepaid catalog costs at July 31, 2015 compared to July 31, 2014 due to a reduction in catalog mailings and a change in the timing of such catalog mailings. Inventories were also built in advance of facility consolidations in fiscal 2014, whereas inventories were effectively flat in fiscal 2015.

Net cash used in investing activities was $14.4 million during fiscal 2015 primarily due to capital expenditures of $26.7 million, partially offset by the $6.1 million of net cash received from the Die-Cut divestiture during the three months ended October 31, 2014. In addition, certain assets were sold as part of the facility consolidation activities, which reduced cash used in investing activities by $6.2 million compared to the prior year. Net cash provided by investing activities was $10.2 million during fiscal 2014 due to the cash received from the first phase of the sale of the Die-Cut business of $54.2 million, offset by $43.4 million spent on capital expenditures in fiscal 2014.

Net cash used in financing activities was $32.2 million during fiscal 2015, compared to $115.4 million during the prior year. The decrease in cash used in financing activities of $83.2 million was primarily due to increased net borrowings of $40.1 million on the revolving loan agreement and lines of credit during fiscal 2015 and a reduction in the principal payments on long-term debt of $18.8 million compared to the prior year. In addition, there were no share repurchases in fiscal 2015 compared to cash used of $30.6 million on share repurchases in the prior year, and proceeds from stock option exercises were lower by $10.5 million in fiscal 2015 compared to the prior year.
The effect of fluctuations in exchange rates reduced cash balances by $14.2 million in fiscal 2015 due to the strengthening of the U.S. dollar against other major currencies.
Fiscal 2014 vs. 2013
Net cash provided by operating activities was $93.4 million during fiscal 2014 compared to $143.5 million in the prior year. The decrease was primarily due to changes in operating assets and liabilities. The Company used cash of approximately $4 million, $13 million, and $21 million for accounts receivable, inventory and accounts payable and accrued expenses, respectively. Cash used for accounts receivable increased in fiscal 2014 due primarily to geographic sales mix. Sales increased in EMEA and APAC compared to the prior year and these regions have a higher days sales outstanding. The accounts payable and accrued liabilities use of cash included $10 million of restructuring expenses related to fiscal 2013 that were paid in fiscal 2014. Cash used for inventory increased primarily to maintain service levels during facility consolidations.

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
During fiscal 2006 and 2007, the Company completed two private placement note issuances totaling $350 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.30% to 5.33%. The notes must be repaid equally over seven years, with final payments due in 2016 and 2017, with interest payable on the notes due semiannually on various dates throughout the year. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $42.5 million during fiscal 2015 and $61.3 million during fiscal 2014.

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

On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company's previous credit agreement. Under the revolving loan agreement, which has a final maturity date of February 1, 2017, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based upon the Company's consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company's consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million up to $450 million. During fiscal 2015, the Company drew $60.0 million from its revolving loan agreement in order to fund general corporate needs and the maximum amount outstanding was $114.0 million. The borrowings bear interest at LIBOR plus 1.125% per annum. As of July 31, 2015, the outstanding balance on the credit facility was $102.0 million and the Company had outstanding letters of credit under the revolving loan agreement of $3.3 million. There was $194.7 million available for future borrowing under the credit facility, which can be increased to $344.7 million at the Company's option, subject to certain conditions.
In February 2013, the Company entered into an unsecured $26.2 million multi-currency line of credit in China, which was amended in November 2013 to $24.2 million and further amended in February 2015 to $10.0 million. In August 2014, the Company entered into an additional unsecured $10.0 million multi-currency line of credit in China. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. The maximum amount outstanding on these facilities was $19.4 million and the Company repaid $9.0 million during fiscal 2015. As of July 31, 2015, the aggregate outstanding balance on these lines of credit in China was $10.4 million and there was $9.6 million available for future borrowings.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2015, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.0 to 1.0 and the interest expense coverage ratio equal to 11.8 to 1.0.
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2015, approximately 84% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.

In fiscal 2014, the Company completed the first phase of the sale of its Die-Cut business and completed the second and final phase on August 1, 2014. In conjunction with the sale of this business, the Company repatriated approximately $57 million of the cash received to the United States. The cash received from the sale of Die-Cut in fiscal 2014 and the fiscal 2013 acquisition of PDC resulted in repatriations of cash to the United States from foreign jurisdictions, which resulted in $4.0 million and $26.6 million tax charges recognized in continuing operations during the fiscal years ended July 31, 2014 and 2013, respectively. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition. However, future cash needs could require the Company to repatriate additional cash to the U.S. from foreign jurisdictions, which could result in material tax charges recognized in the period in which the decisions are made.

Subsequent Events Affecting Financial Condition
On September 10, 2015, the Company's Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of up to a total of two million shares of the Company’s Class A Common Stock, inclusive of the shares in the existing share repurchase program. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes.
On September 10, 2015, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.80 to $0.81 per share. A quarterly dividend of $0.2025 will be paid on October 30, 2015, to shareholders of record at the close of business on October 9, 2015. This dividend represents an increase of 1.3% and is the 30th consecutive annual increase in dividends.

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
Related-Party Transactions — Based on an evaluation for the year ended July 31, 2015, the Company does not have material related party transactions that affect the results of operations, cash flow or financial condition.
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2015 for long-term debt, operating lease obligations, purchase obligations, interest obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-term Debt Obligations	$243,288	$42,514	$151,332	$—	$49,442	$—
Operating Lease Obligations	90,877	19,102	29,627	19,901	22,247	—
Purchase Obligations (1)	59,378	57,126	2,248	—	4	—
Interest Obligations	15,227	5,503	5,980	3,744	—	—
Tax Obligations	21,133	—	—	—	—	21,133
Other Obligations (2)	9,097	717	1,290	1,106	5,984	—
Total	$439,000	$124,962	$190,477	$24,751	$77,677	$21,133

(1)	Purchase obligations include all open purchase orders as of July 31, 2015.

(2)
Other obligations represent expected payments under the Company’s U.S. postretirement medical plan and international pension plans as disclosed in Note 5 to the Consolidated Financial Statements, under Item 8 of this report.

Inflation and Changing Prices
Essentially all of the Company’s revenue is derived from the sale of its products and services in competitive markets. Because prices are influenced by market conditions, it is not always possible to fully recover cost increases through pricing. Changes in product mix from year to year, timing differences in instituting price changes, and the large amount of part numbers make it impracticable to accurately define the impact of inflation on profit margins.
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
Income Taxes

We operate in numerous taxing jurisdictions and are subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the ambiguity of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, the uncertainty of how underlying facts may be construed and the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.

While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The gross liability for unrecognized tax benefits, excluding interest and penalties, was $21.1 million and $17.8 million as of July 31, 2015 and 2014, respectively, of which the entire amount would reduce our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $4.2 million and $4.4 million at July 31, 2015 and 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $4.4 million in the next twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized through the Consolidated Statements of Earnings as an income tax benefit.

We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss and tax credit carryforwards ("carryforwards") and certain temporary differences in the amount of $39.9 million at July 31, 2015 and $37.4 million at July 31, 2014 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more carryforwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.

The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. As of July 31, 2015, we have not provided U.S. deferred taxes for $353.3 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. At July 31, 2015, approximately $96 million of the Company's cash and cash equivalents were held outside the United States. In conjunction with the sale of the Die-Cut business, the Company repatriated approximately $57 million of the cash received to the United States in fiscal 2014. In fiscal 2013, the Company repatriated approximately $204 million of foreign cash to help fund the acquisition of PDC. Given the sale of the Die-Cut business was the largest business divestiture in the Company's history and the acquisition of PDC was the largest acquisition in the Company's history, these repatriations were unique, and do not change management's assertion that the remaining cumulative earnings are reinvested indefinitely.

At the end of each interim reporting period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We record the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they occur.
Goodwill and Other Indefinite-lived Intangible Assets

The allocation of purchase price for business combinations requires management estimates and judgment as to expectations for future cash flows of the acquired business and the allocation of those cash flows to identifiable intangible assets in determining the estimated fair value for purchase price allocation purposes. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of finite-lived intangible assets. In addition, accounting guidance requires that goodwill and other indefinite-lived intangible assets be tested at least annually for impairment. If circumstances or events prior to the date of the required annual assessment indicate that, in management's judgment, it is more likely than not that there has been a reduction of fair value of a reporting unit below its carrying value, the Company performs an impairment analysis at the time of such circumstance or event. Changes in management's estimates or judgments could result in an impairment charge, and such a charge could have an adverse effect on the Company's financial condition and results of operations. To aid in establishing the value of goodwill and other intangible assets at the time of acquisition, Company policy states that all acquisitions with goodwill of greater than $20 million requires the use of external valuations.

The Company has identified six reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2015: IDS Americas & Europe, $289.6 million; PeopleID, $93.2 million; and WPS Europe, $50.4 million. The IDS APAC, WPS Americas, and WPS APAC reporting units each have a goodwill balance of zero. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.

The Company completes its annual goodwill impairment analysis on May 1st of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (a) U.S. GDP growth, (b) industry and market factors such as competition and changes in the market for the reporting unit's products, (c) new product development, (d) hospital admission rates, (e) competing technologies, (f) overall financial performance such as cash flows, actual and planned revenue and profitability, and (g) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the Company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of assets and liabilities for the reporting unit. If the implied fair value of the goodwill is less than the carrying value, an impairment charge would be recorded.

The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2015, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that each of the following reporting units had a fair value substantially in excess of its carrying value: IDS Americas & Europe, PeopleID, and WPS Europe. The Company concluded that the WPS APAC and WPS Americas reporting units failed Step One of the goodwill impairment test.

WPS APAC Goodwill Impairment

The Company's WPS APAC reporting unit consists entirely of its business located in Australia. Management proceeded to measure the amount of the potential impairment ("Step Two") by determining the implied fair value of the goodwill compared to the carrying value. Management allocated the fair value of the WPS APAC reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. There was no excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities, which resulted in the entire goodwill balance of $26.2 million being impaired in fiscal 2015.

WPS Americas Goodwill Impairment
With respect to the WPS Americas reporting unit, management similarly proceeded to measure the amount of the potential impairment ("Step Two") by determining the implied fair value of the goodwill compared to the carrying value. Management allocated the fair value of the WPS Americas reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. There was no excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities, which resulted in the remainder of the goodwill of $10.9 million being impaired in fiscal 2015.
Other Indefinite-Lived Intangible Assets Impairment
Other indefinite-lived intangible assets were analyzed in accordance with the Company's policy outlined above using the income approach. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $24.8 million were written down to their estimated fair value of $19.5 million in fiscal 2015.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Implementation of the Workplace Safety strategy;

•	Brady's ability to develop and successfully market technologically advanced new products;

•	Risks associated with restructuring plans and maintaining acceptable operational service metrics;

•	Technology changes and potential security violations to the Company's information technology systems;

•	Future competition;

•
Future financial performance of major markets Brady serves, which include, without limitation, telecommunications, hard disk drive, manufacturing, electrical, construction, laboratory, education, governmental, public utility, computer, healthcare and transportation;

•	Fluctuations in currency rates versus the U.S. dollar;

•	Risks associated with international operations;

•	Difficulties associated with exports;

•	Changes in the supply of, or price for, parts and components;

•	Increased price pressure from suppliers and customers;

•	Brady's ability to retain significant contracts and customers;

•	Risk associated with loss of key talent;

•	Risks associated with obtaining governmental approvals and maintaining regulatory compliance;

•	Risk associated with product liability claims;

•	Environmental, health and safety compliance costs and liabilities;

•	Potential write-offs of Brady's substantial intangible assets;

•	Unforeseen tax consequences;

•	Risks associated with divestitures;

•	Risks associated with identifying, completing, and integrating acquisitions;

•	Risks associated with our ownership structure;

•	Brady's ability to maintain compliance with its debt covenants;

•	Increase in our level of debt; and

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

Risk Factors
Refer to the information contained in Item 1A - Risk Factors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s business operations give rise to market risk exposure due to changes in foreign exchange rates. To manage that risk effectively, the Company enters into hedging transactions according to established guidelines and policies that enable it to mitigate the adverse effects of this financial market risk.
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Malaysian Ringgit, and Singapore dollar. As of July 31, 2015, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $33.2 million. The Company uses Euro-denominated debt of €75.0 million and British Pound-denominated intercompany debt of £25.0 million designated as hedge instruments to hedge portions of the Company’s net investments in its European and British Pound denominated foreign operations. The Company's revolving credit facility allows it to borrow up to $100.0 million in currencies other than U.S. dollars under an alternative currency sub-limit. The Company has periodically borrowed funds in Euro and British Pounds under this sub-limit. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively.
Currency exchange rates decreased fiscal 2015 sales by 5.4% compared to fiscal 2014 as the U.S. dollar appreciated, on average, against other major currencies throughout the year. The most significant impact on sales due to currency fluctuations occurred during the second half of fiscal 2015, as sales declined by 8.0% and 7.7% in the third and fourth quarters, respectively, as compared to the same periods in the prior year.
The Company is subject to the risk of change in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, the Canadian dollar, the Mexican Peso, the Singapore dollar, the British Pound, the Brazilian Real, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustment recorded in fiscal 2015, 2014, and 2013 as a separate component of stockholders’ investment was $120.3 million unfavorable, $7.5 million favorable and $2.3 million unfavorable, respectively. As of July 31, 2015 and 2014, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $258.5 million and $200.1 million, respectively. The potential decrease in net current assets as of July 31, 2015, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $26 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2015, the Company had no interest rate derivatives. The Company had variable rate debt outstanding of $112.4 million at a current weighted average interest rate of 1.5%. A hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 1.5% would not have a material impact on the Company's interest expense.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive loss, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 21, 2015

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2015 and 2014

	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$114,492	$81,834
Accounts receivable — net	157,386	177,648
Inventories:
Finished products	66,700	73,096
Work-in-process	16,958	17,689
Raw materials and supplies	20,849	22,490
Total inventories	104,507	113,275
Assets held for sale	—	49,542
Prepaid expenses and other current assets	32,197	41,543
Total current assets	408,582	463,842
Other assets:
Goodwill	433,199	515,004
Other intangible assets	68,888	91,014
Deferred income taxes	22,310	27,320
Other	18,704	22,314
Property, plant and equipment:
Cost:
Land	5,284	7,875
Buildings and improvements	94,423	101,866
Machinery and equipment	270,086	288,409
Construction in progress	2,164	12,500
	371,957	410,650
Less accumulated depreciation	260,743	276,479
Property, plant and equipment — net	111,214	134,171
Total	$1,062,897	$1,253,665
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$10,411	$61,422
Accounts payable	73,020	88,099
Wages and amounts withheld from employees	30,282	38,064
Liabilities held for sale	—	10,640
Taxes, other than income taxes	7,250	7,994
Accrued income taxes	7,576	7,893
Other current liabilities	38,194	35,319
Current maturities on long-term debt	42,514	42,514
Total current liabilities	209,247	291,945
Long-term obligations, less current maturities	200,774	159,296
Other liabilities	65,188	69,348
Total liabilities	475,209	520,589
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,803 at July 31, 2015 and 2014, respectively)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	314,403	311,811
Earnings retained in the business	414,069	452,057
Treasury stock — 3,480,303 and 3,477,291 shares, respectively of Class A nonvoting common stock, at cost	(93,234)	(93,337)
Accumulated other comprehensive (loss) income	(45,034)	64,156
Other	(3,064)	(2,159)
Total stockholders’ investment	587,688	733,076
Total	$1,062,897	$1,253,665

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$1,171,731	$1,225,034	$1,157,792
Cost of products sold	613,299	615,470	548,444
Gross margin	558,432	609,564	609,348
Operating expenses:
Research and development	36,734	35,048	33,552
Selling, general and administrative	422,704	452,164	427,858
Restructuring charges	16,821	15,012	26,046
Impairment charges	46,867	148,551	204,448
Total operating expenses	523,126	650,775	691,904
Operating income (loss)	35,306	(41,211)	(82,556)
Other income and (expense):
Investment and other income	845	2,402	3,523
Interest expense	(11,156)	(14,300)	(16,641)
Earnings (loss) from continuing operations before income taxes	24,995	(53,109)	(95,674)
Income tax expense (benefit)	20,093	(4,963)	42,583
Earnings (loss) from continuing operations	$4,902	$(48,146)	$(138,257)
(Loss) earnings from discontinued operations, net of income taxes	(1,915)	2,178	(16,278)
Net earnings (loss)	$2,987	$(45,968)	$(154,535)
Earnings (loss) from continuing operations per Class A Nonvoting Common Share
Basic	$0.10	$(0.93)	$(2.70)
Diluted	$0.10	$(0.93)	$(2.70)
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$0.08	$(0.95)	$(2.71)
Diluted	$0.08	$(0.95)	$(2.71)
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.04)	$0.04	$(0.32)
Diluted	$(0.04)	$0.04	$(0.32)
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.04)	$0.05	$(0.32)
Diluted	$(0.04)	$0.05	$(0.32)
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.06	$(0.89)	$(3.02)
Diluted	$0.06	$(0.89)	$(3.02)
Dividends	$0.80	$0.78	$0.76
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.04	$(0.90)	$(3.03)
Diluted	$0.04	$(0.90)	$(3.03)
Dividends	$0.78	$0.76	$0.74
Weighted average common shares outstanding (in thousands):
Basic	51,285	51,866	51,330
Diluted	51,383	51,866	51,330
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Net earnings (loss)	$2,987	$(45,968)	$(154,535)
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net (loss) gain recognized in other comprehensive (loss) income	(85,622)	4,543	(2,312)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(34,697)	3,004	—
	(120,319)	7,547	(2,312)

Net investment hedge translation adjustments	21,477	(4,243)	(6,537)
Long-term intercompany loan translation adjustments:
Net gain recognized in other comprehensive (loss) income	546	211	3,108
Reclassification adjustment for (gains) losses included in net earnings (loss)	(393)	865	—
	153	1,076	3,108

Cash flow hedges:
Net gain (loss) recognized in other comprehensive (loss) income	1,643	8	(652)
Reclassification adjustment for gains included in net earnings (loss)	(1,325)	(147)	(578)
	318	(139)	(1,230)
Pension and other post-retirement benefits:
Net gain recognized in other comprehensive (loss) income	1,057	5,211	1,617
Actuarial gain amortization	(741)	(240)	(25)
Prior service credit amortization	(1,170)	(203)	(203)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(1,741)	131	—
	(2,595)	4,899	1,389

Other comprehensive (loss) income, before tax	(100,966)	9,140	(5,582)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(8,224)	(1,047)	2,234
Other comprehensive (loss) income, net of tax	(109,190)	8,093	(3,348)
Comprehensive loss	$(106,203)	$(37,875)	$(157,883)
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2015, 2014 and 2013

	Common Stock	Additional Paid-In Capital	Earnings Retained in the Business	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Other
	(In thousands, except per share amounts)
Balances at July 31, 2012	$548	$313,008	$732,290	$(92,600)	$59,411	$(3,304)
Net earnings (loss)	—	—	(154,535)	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(3,348)	—
Issuance of 1,080,089 shares of Class A Common Stock under stock plan	—	(9,721)	—	30,045	—	—
Other	—	(1,266)	—	(2,121)	—	2,584
Tax benefit from exercise of stock options and deferred compensation distributions	—	2,434	—	—	—	—
Stock-based compensation expense (Note 8)	—	1,736	—	—	—	—
Purchase of 188,167 shares of Class A Common Stock	—	—	—	(5,121)	—	—
Cash dividends on Common Stock
Class A — $0.76 per share	—	—	(36,613)	—	—	—
Class B — $0.74 per share	—	—	(2,630)	—	—	—
Balances at July 31, 2013	$548	$306,191	$538,512	$(69,797)	$56,063	$(720)
Net earnings (loss)	—	—	(45,968)	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	8,093	—
Issuance of 490,507 shares of Class A Common Stock under stock option plan	—	847	—	11,266	—	—
Other	—	(371)	—	(4,225)	—	(1,439)
Tax (shortfall) benefit from exercise of stock options and deferred compensation distributions	—	(70)	—	—	—	—
Stock-based compensation expense (Note 8)	—	5,214	—	—	—	—
Purchase of 1,180,531 shares of Class A Common Stock	—	—	—	(30,581)	—	—
Cash dividends on Common Stock
Class A — $0.78 per share	—	—	(37,786)	—	—	—
Class B — $0.76 per share	—	—	(2,701)	—	—	—
Balances at July 31, 2014	$548	$311,811	$452,057	$(93,337)	$64,156	$(2,159)
Net earnings (loss)	—	—	2,987	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(109,190)	—
Issuance of 102,780 shares of Class A Common Stock under stock plan	—	(1,315)	—	2,735	—	—
Other	—	2,312	—	(2,632)	—	(905)
Tax (shortfall) benefit from exercise of stock options, vesting of RSUs, and deferred compensation distributions	—	(2,876)	—	—	—	—
Stock-based compensation expense (Note 8)	—	4,471	—	—	—	—
Cash dividends on Common Stock
Class A — $0.80 per share	—	—	(38,204)	—	—	—
Class B — $0.78 per share	—	—	(2,771)	—	—	—
Balances at July 31, 2015	$548	$314,403	$414,069	$(93,234)	$(45,034)	$(3,064)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Operating activities:
Net earnings (loss)	$2,987	$(45,968)	$(154,535)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	39,458	44,598	48,725
Non-cash portion of restructuring charges	4,164	566	3,699
Non-cash portion of stock-based compensation expense	4,471	5,214	1,736
Impairment charges	46,867	148,551	204,448
Loss on write-down of assets held for sale	—	—	15,658
Loss on sales of businesses, net	426	1,238	3,138
Deferred income taxes	(7,233)	(27,516)	21,630
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	1,317	(3,600)	1,535
Inventories	(763)	(12,608)	2,440
Prepaid expenses and other assets	9,188	(278)	5,036
Accounts payable and accrued liabilities	(8,516)	(20,508)	(2,285)
Income taxes	982	3,731	(7,722)
Net cash provided by operating activities	93,348	93,420	143,503
Investing activities:
Purchases of property, plant and equipment	(26,673)	(43,398)	(35,687)
Acquisition of business, net of cash acquired	—	—	(301,157)
Sales of businesses, net of cash retained	6,111	54,242	10,178
Other	6,197	(637)	900
Net cash (used in) provided by investing activities	(14,365)	10,207	(325,766)
Financing activities:
Payment of dividends	(40,976)	(40,487)	(39,243)
Proceeds from issuance of common stock	1,644	12,113	20,324
Purchase of treasury stock	—	(30,581)	(5,121)
Proceeds from borrowing on credit facilities	83,382	73,334	231,613
Repayment of borrowing on credit facilities	(32,314)	(62,398)	(181,000)
Principal payments on debt	(42,514)	(61,264)	(61,264)
Income tax on equity-based compensation, and other	(1,374)	(6,104)	1,631
Net cash used in financing activities	(32,152)	(115,387)	(33,060)
Effect of exchange rate changes on cash	(14,173)	2,536	481
Net increase (decrease) in cash and cash equivalents	32,658	(9,224)	(214,842)
Cash and cash equivalents, beginning of period	81,834	91,058	305,900
Cash and cash equivalents, end of period	$114,492	$81,834	$91,058
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,164	$14,594	$17,162
Income taxes, net of refunds	25,024	33,043	34,030
Acquisitions:
Fair value of assets acquired, net of cash	$—	$—	$168,724
Liabilities assumed	—	—	(37,747)
Goodwill	—	—	170,180
Net cash paid for acquisitions	$—	$—	$301,157

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2015, 2014 and 2013
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
Discontinued Operations — The results of operations of the Die-Cut businesses have been reported as discontinued operations for all periods presented. The corresponding assets and liabilities have been classified in accordance with the authoritative literature on assets held for sale at July 31, 2014. There were no assets held for sale at July 31, 2015 as the second and final phase of the Die-Cut sale closed in the first quarter of fiscal 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to discontinued operations. See Note 15 for additional information about the Company's discontinued operations.
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
Subsequent Events — On September 10, 2015, the Company's Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of up to a total of two million shares of the Company’s Class A Common Stock, inclusive of the shares in the existing share repurchase program. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes.
On September 10, 2015, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.80 to $0.81 per share. A quarterly dividend of $0.2025 will be paid on October 30, 2015, to shareholders of record at the close of business on October 9, 2015. This dividend represents an increase of 1.3% and is the 30th consecutive annual increase in dividends.
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
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $3,585 and $3,069 as of July 31, 2015 and 2014, respectively. No single customer comprised more than 5% of the Company’s consolidated net sales in fiscal 2015, 2014 or 2013, or 5% of the Company’s consolidated accounts receivable as of July 31, 2015 or 2014. Specific customer provisions are made during review of significant outstanding amounts, in which customer creditworthiness and current economic trends may indicate that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (12.7% of total inventories at July 31, 2015, and 11.7% of total inventories at July 31, 2014) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $7,346 and $7,637 as of July 31, 2015 and 2014, respectively.

Goodwill — Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between market participants on an arms-length basis. In estimating the fair value, the Company utilizes a discounted cash flow model and market multiples approach. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed on May 1, 2015, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("Step One") indicated that the following reporting units had a fair value substantially in excess of its carrying value: IDS Americas & Europe, PeopleID, and WPS Europe. The results of the Step One analysis completed over the remaining reporting units, WPS Americas and WPS APAC, indicated they were potentially impaired. Refer to Note 3, "Goodwill and Other Intangible Assets" for further information.

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

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. If impairment is determined to exist, any related impairment loss is calculated by comparing the fair value of the asset to its carrying value. In fiscal 2015, other intangible assets primarily associated with the WPS Americas and WPS APAC reporting units were analyzed for potential impairment. Refer to Note 3, "Goodwill and Other Intangible Assets" for further information.
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

Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $27,355, $26,727, and $22,976 for the years ended July 31, 2015, 2014 and 2013, respectively.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is realized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2015 and 2014, $9,547 and $13,959, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets. The decrease in prepaid catalog costs at July 31, 2015, compared to July 31, 2014, was primarily due to a reduction in catalog mailings and a change in the timing of such catalog mailings in fiscal 2015.

Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2015 and 2014, the Company had a reserve for estimated product returns and credit memos of $3,619 and $3,161, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives for the years ended July 31, 2015, 2014, and 2013 were $36,591, $36,175, and $28,000, respectively. The increase in sales incentives for the years ended July 31, 2015 and 2014 as compared to July 31, 2013 was due to twelve months of sales incentives related to Precision Dynamics Corporation ("PDC") compared to seven months in fiscal 2013.
Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.

Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailing costs as outlined above. Advertising expense for the years ended July 31, 2015, 2014, and 2013 was $86,090, $82,561, and $77,905, respectively.

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

Risk Management Activities — The Company does not hold or issue derivative financial instruments for trading purposes.
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
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not significant for the fiscal years ended July 31, 2015, 2014, and 2013.

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

New Accounting Standards — In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (“LIFO”) is not impacted by the new standard. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted and the prospective transition method should be applied. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance also clarifies that the performance target should not be reflected in estimating the grant-date fair value of the award. The guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the financial statements of the Company.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. Under the new guidance, companies should recognize revenues in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of the new revenue recognition standard by one year. Under the ASU, the new revenue recognition standard is effective for the Company beginning in fiscal 2019. We are currently evaluating the impact of this update on our consolidated financial statements.
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

2. Acquisitions
The Company did not complete any business acquisitions during the fiscal years ended July 31, 2015 and 2014 and had one business acquisition during the fiscal year ended July 31, 2013. This transaction was accounted for using business combination accounting; therefore, the results of the acquired operations are included in the accompanying consolidated financial statements only since their acquisition date.
Fiscal 2013
On December 28, 2012, the Company acquired all of the outstanding shares of Precision Dynamics Corporation ("PDC"), a manufacturer of identification products primarily for the healthcare sector headquartered in Valencia, California. PDC is reported within the Company's ID Solutions segment. Financing for this acquisition consisted of $220,000 from the Company's revolving loan agreement and the balance from cash on hand. As of July 31, 2015, the Company has repaid the entire amount of the borrowing.
The following table reflects the unaudited pro-forma operating results of the Company for fiscal year 2013 which give effect to the acquisition of PDC as if it had occurred at the beginning of fiscal 2012, after giving effect to certain adjustments, including amortization of intangible assets, interest expense on acquisition debt, and income tax effects. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisitions been effected on the date indicated, nor are they necessarily indicative of the Company's future results of operations.

2013
Net sales, as reported	$1,157,792
Net sales, pro forma	1,226,217
(Loss) earnings from continuing operations, as reported	(138,257)
(Loss) earnings from continuing operations, pro forma	(133,957)
Basic (loss) earnings from continuing operations per Class A Common Share, as reported	(2.70)
Basic (loss) earnings from continuing operations per Class A Common Share, pro forma	(2.61)
Diluted (loss) earnings from continuing operations per Class A Common Share, as reported	(2.70)
Diluted (loss) earnings from continuing operations per Class A Common Share, pro forma	(2.61)
Pro forma results for fiscal 2013, were adjusted to exclude $3,600 of acquisition-related expenses and $1,530 of nonrecurring expense related to the fair value adjustment to acquisition-date inventory, and were adjusted to include $529 in interest expense on acquisition debt, $429 in income tax benefit, and $5,215 of pre-tax amortization expense related to intangible assets, respectively.

3. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2015 and 2014, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2013	$517,029	$100,207	$617,236
Impairment charge	(100,412)	—	(100,412)
Purchase accounting adjustments	(2,168)	—	(2,168)
Translation adjustments	(2,160)	2,508	348
Balance as of July 31, 2014	$412,289	$102,715	$515,004
Impairment charge	—	(37,112)	(37,112)
Translation adjustments	(29,503)	(15,190)	(44,693)
Balance as of July 31, 2015	$382,786	$50,413	$433,199

Goodwill decreased by $81,805 during fiscal 2015. The decline in the balance consisted of an impairment charge of $37,112 recognized on the Company's WPS Americas and WPS APAC reporting units and foreign currency translation of $44,693.

Goodwill at July 31, 2015 included $118,637 and $209,392 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $328,029. Goodwill at July 31, 2014 included $118,637 and $172,280 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $290,917.

The annual impairment testing performed on May 1, 2015, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that each of the following reporting units had a fair value substantially in excess of its carrying value: IDS Americas & Europe, PeopleID, and WPS Europe. The results of the Step One analysis completed over the Company's WPS Americas and WPS APAC reporting units indicated that they were potentially impaired.

WPS APAC Goodwill Impairment

The WPS APAC reporting unit consists entirely of the Company's business located in Australia. Organic sales declined in the mid-single digits in fiscal 2015 primarily due to a decline in the mining production and manufacturing industries. As a result of the decline in sales and challenging economic conditions, the WPS APAC reporting unit's segment profit declined by nearly 30% in fiscal 2015.

Management believes that the digital investments and current strategy will result in sales growth and improved profitability over the long-term, however, improved financial performance in this reporting unit may take several years. As a result, management incorporated the decline in fiscal 2015 sales and profitability as well as current economic forecasts for the business' end user markets in Australia when performing the annual goodwill impairment analysis. Management used the discounted cash flow model and market multiples model in order to complete Step One of the analysis in accordance with ASC 350 - Intangibles - Goodwill and Other, and concluded that the WPS APAC reporting unit failed, as the resulting fair value was less than the carrying value of the reporting unit.

Management proceeded to measure the amount of the potential impairment ("Step Two") by determining the implied fair value of the goodwill compared to the carrying value. Management allocated the fair value of the WPS APAC reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. There was no excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities, which resulted in the entire goodwill balance of $26,246 being impaired in fiscal 2015.
WPS Americas Goodwill Impairment
Organic sales within the WPS Americas reporting unit declined in fiscal 2015 as compared to fiscal 2014. The business has improved many of its digital capabilities over the past two years; however, sales through the traditional catalog model have decreased at a greater rate than expected, and digital sales have not been sufficient to offset the decline in sales through catalogs. As a result of the decline in sales and the increased investment in digital capabilities, WPS Americas' segment profit declined by nearly 17% in fiscal 2015.
Management believes that the digital investments and current strategy will result in sales growth and improved profitability over the long-term; however, improved financial performance is expected to take time. As a result, management incorporated the decline in fiscal 2015 sales and profitability and the risk in achieving modest sales growth in future years when performing the annual goodwill impairment analysis. Management used the discounted cash flow model and market multiples model in order to complete Step One of the analysis in accordance with ASC 350 - Intangibles - Goodwill and Other, and concluded that the WPS Americas reporting unit failed, as the resulting fair value was less than the carrying value of the reporting unit.
Management proceeded to measure the amount of the potential impairment ("Step Two") by determining the implied fair value of the goodwill compared to the carrying value. Management allocated the fair value of the WPS Americas reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. There was no excess fair value of the reporting unit over the fair value of its identifiable assets and liabilities, which resulted in the remainder of the goodwill of $10,866 being impaired in fiscal 2015.

Other Intangible Assets

Other intangible assets include patents, tradenames, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2015				July 31, 2014
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,073	$(10,641)	$1,432	5	$11,656	$(10,160)	$1,496
Tradenames and other	5	14,375	(12,471)	1,904	5	15,366	(10,706)	4,660
Customer relationships	7	136,693	(94,537)	42,156	7	168,525	(114,363)	54,162
Non-compete agreements and other	4	9,076	(9,032)	44	4	10,089	(9,622)	467
Unamortized other intangible assets:
Tradenames	N/A	23,352	—	23,352	N/A	30,229	—	30,229
Total		$195,569	$(126,681)	$68,888		$235,865	$(144,851)	$91,014
The value of goodwill and other intangible assets in the Consolidated Balance Sheets at July 31, 2015 and 2014, differs from the value assigned to them in the original allocation of purchase due to the effect of fluctuations in foreign exchange rates. Other intangible assets consisting of tradenames and customer relationships primarily associated with the WPS APAC and WPS Americas reporting units were written down to fair value. As a result, the Company recognized impairment charges of $6,651 during fiscal 2015.
Amortization expense on intangible assets during fiscal 2015, 2014, and 2013 was $12,103, $17,871 and $17,148, respectively. The amortization over each of the next five fiscal years is projected to be $8,843, $7,155, $6,464, $6,190 and $5,461 for the fiscal years ending July 31, 2016, 2017, 2018, 2019 and 2020, respectively.

4. Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Ending balance, July 31, 2013	$99	$1,853	$54,111	$56,063
Other comprehensive (loss) income before reclassification	(21)	3,313	1,334	4,626
Amounts reclassified from accumulated other comprehensive income	(90)	(312)	3,869	3,467
Ending balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive (loss) income before reclassification	829	2,236	(73,098)	(70,033)
Amounts reclassified from accumulated other comprehensive income	(808)	(3,652)	(34,697)	(39,157)
Ending balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
The decrease in accumulated other comprehensive (loss) income ("AOCI") as of July 31, 2015 compared to July 31, 2014 was primarily due to the appreciation of the U.S. dollar against other currencies, most of which was realized during the six-month period ended January 31, 2015. A significant portion of the decrease was also a result of the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The foreign currency translation adjustments column in the table above includes foreign currency translation, foreign currency translation on intercompany notes and the impact of settlements of net investment hedges, net of tax. Of the total $39,157 in amounts reclassified from AOCI, the $34,697 gain on foreign currency translation adjustments was reclassified to the net loss on the sale of the Die-Cut business, the $808 gain on cash flow hedges was reclassified into cost of products sold, and the $3,652 net gain on post-retirement plans, due primarily to a plan curtailment, was reclassified into SG&A on the Consolidated Statement of Earnings in fiscal 2015.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income:

	2015	2014	2013
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Net investment hedge translation adjustments	$(8,450)	$302	$2,877
Long-term intercompany loan settlements	—	579	(650)
Cash flow hedges	(308)	28	454
Pension and other post-retirement benefits	949	(1,898)	(555)
Other income tax adjustments	(415)	(58)	108
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(8,224)	$(1,047)	$2,234
The increase in the income tax expense in fiscal 2015 as compared to the prior two fiscal years was primarily related to the foreign currency translation adjustment on the Company's Euro-denominated debt due to the appreciation of the U.S. dollar against the Euro, which is designated as a net investment hedge.

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

The Company amended the Plan effective January 1, 2015 to eliminate future increases in target contribution levels to eligible plan participants. This amendment resulted in a decrease in the accumulated benefit obligation of $1,011 in fiscal 2014.

The Company amended the Plan effective March 16, 2015 to eliminate postretirement medical benefits for eligible domestic employees retiring on or after January 1, 2016. This amendment resulted in a decrease in the accumulated postretirement benefit obligation of $4,490 and recognition of a curtailment gain of $4,296 in fiscal 2015. The curtailment gain was recorded in SG&A on the Consolidated Statements of Earnings.
The Plan is unfunded and recorded as a liability in the accompanying Consolidated Balance Sheets as of July 31, 2015 and 2014. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligation during the years ended July 31:

	2015	2014
Obligation at beginning of year	$8,056	$13,023
Service cost	210	674
Interest cost	222	534
Actuarial loss (gain)	502	(4,691)
Benefit payments	(365)	(473)
Plan amendments	(1,935)	(1,011)
Curtailment gain	(2,555)	—
Obligation at end of fiscal year	$4,135	$8,056

In fiscal 2014, estimated savings of $3,408 were included as an actuarial gain due to decreases in expected participation rate assumptions used in the actuarial valuation. The change in participation assumptions was primarily caused by the impact of the Health Care and Education Reconciliation Act of 2010 and Patient Protection and Affordable Care Act and increased premium costs passed on to participants as a result of plan amendments made in recent prior years. It is anticipated that due to the availability of subsidized health insurance exchanges, which began operating January 1, 2014, the majority of future eligible retirees will now have access to more affordable plans and will not elect coverage under the current Company-sponsored plan.
As of July 31, 2015 and 2014, amounts recognized as liabilities in the accompanying Consolidated Balance Sheets consist of:

	2015	2014
Current liability	$659	$476
Non-current liability	3,476	7,580
	$4,135	$8,056
As of July 31, 2015 and 2014, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets consist of:

	2015	2014
Net actuarial gain	$6,655	$7,960
Prior service credit	1,035	2,011
	$7,690	$9,971
Net periodic benefit cost for the Plan for fiscal years 2015, 2014, and 2013 includes the following components:

	Years Ended July 31,
	2015	2014	2013
Net periodic postretirement benefit cost included the following components:
Service cost	$210	$674	$770
Interest cost	222	534	476
Amortization of prior service credit	(1,169)	(203)	(203)
Amortization of net actuarial gain	(804)	(265)	(47)
Curtailment gain	(4,296)	—	—
Periodic postretirement benefit cost	$(5,837)	$740	$996
The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year are $646 and $1,035, respectively.
The following assumptions were used in accounting for the Plan:

	2015	2014	2013
Weighted average discount rate used in determining accumulated postretirement benefit obligation	3.00%	3.50%	4.00%
Weighted average discount rate used in determining net periodic benefit cost	3.41%	4.00%	3.25%
Assumed health care trend rate used to measure APBO at July 31	7.00%	7.50%	8.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year the ultimate trend rate is reached	2018	2018	2018
The discount rate utilized in preparing the accumulated postretirement benefit obligation liability was decreased to 3.00% in fiscal 2015 from 3.50% in fiscal 2014 as a result of a decrease in the bond yield as of the Company’s measurement date of July 31, 2015.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the Plan:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on future service and interest cost	$2	$(2)
Effect on accumulated postretirement benefit obligation at July 31, 2015	8	(8)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2016	$659
2017	614
2018	569
2019	508
2020	439
2021 through 2025	1,264
The Company sponsors defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2015 and 2014, the accumulated pension obligation related to these plans was $6,020 and $4,553, respectively. As of July 31, 2015 and 2014, pre-tax amounts recognized in accumulated other comprehensive income in the accompanying Consolidated Balance Sheets were losses of $1,361 and $1,228, respectively. The net periodic benefit cost for these plans was $724, $286, and $388 during the years ended July 31, 2015, 2014 and 2013, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $2,743 and $2,938 were included in other current liabilities on the accompanying Consolidated Balance Sheets as of July 31, 2015 and 2014, respectively. The amounts charged to expense for these retirement and profit sharing plans were $9,912, $10,830, and $10,110 during the years ended July 31, 2015, 2014 and 2013, respectively.
The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2015 and 2014, $18,321 and $18,694, respectively, of deferred compensation was included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
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

6. Income Taxes
Earnings (loss) from continuing operations consists of the following:

	Years Ended July 31,
	2015	2014	2013
United States	$(582)	$(134,596)	$(144,941)
Other Nations	25,577	81,487	49,267
Total	$24,995	$(53,109)	$(95,674)

Income tax expense (benefit) from continuing operations consists of the following:

	Years Ended July 31,
	2015	2014	2013
Current income tax expense:
United States	$9,075	$(1,137)	$64
Other Nations	18,806	19,513	19,795
States (U.S.)	(352)	1,090	1,094
	$27,529	$19,466	$20,953
Deferred income tax expense (benefit):
United States	$(5,906)	$(22,754)	$22,882
Other Nations	(1,868)	(1,803)	(806)
States (U.S.)	338	128	(446)
	$(7,436)	$(24,429)	$21,630
Total income tax expense (benefit)	$20,093	$(4,963)	$42,583

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
The approximate tax effects of temporary differences are as follows:

	July 31, 2015
	Assets	Liabilities	Total
Inventories	$4,387	$(197)	$4,190
Prepaid catalog costs	—	(2,179)	(2,179)
Employee benefits	1,612	—	1,612
Accounts receivable	1,136	(14)	1,122
Other, net	8,524	(1,510)	7,014
Current	$15,659	$(3,900)	$11,759
Fixed Assets	3,344	(3,213)	131
Intangible Assets	1,242	(26,570)	(25,328)
Capitalized R&D expenditures	1,140	—	1,140
Deferred compensation	19,549	—	19,549
Postretirement benefits	3,563	—	3,563
Tax credit carry-forwards and net operating losses	66,744	—	66,744
Less valuation allowance	(39,922)	—	(39,922)
Other, net	1,014	(10,965)	(9,951)
Non-current	$56,674	$(40,748)	$15,926
Total	$72,333	$(44,648)	$27,685

	July 31, 2014
	Assets	Liabilities	Total
Inventories	$5,460	$(126)	$5,334
Prepaid catalog costs	30	(3,180)	(3,150)
Employee benefits	1,533	(27)	1,506
Accounts receivable	852	(9)	843
Other, net	8,700	(1,015)	7,685
Current	$16,575	$(4,357)	$12,218
Fixed Assets	2,431	(4,587)	(2,156)
Intangible Assets	1,706	(27,381)	(25,675)
Capitalized R&D expenditures	1,425	—	1,425
Deferred compensation	21,733	—	21,733
Postretirement benefits	5,002	(4)	4,998
Tax credit carry-forwards and net operating losses	58,870	—	58,870
Less valuation allowance	(37,409)	—	(37,409)
Other, net	1,411	(6,499)	(5,088)
Non-current	$55,169	$(38,471)	$16,698
Total	$71,744	$(42,828)	$28,916
Tax loss carry-forwards at July 31, 2015 are comprised of:

•	Foreign net operating loss carry-forwards of $126,293, of which $92,250 have no expiration date and the remainder of which expire within the next five to eight years.

•	State net operating loss carry-forwards of $54,731, which expire from 2016 to 2034.

•	Foreign tax credit carry-forwards of $22,812, which expire from 2018 to 2025.

•	State research and development credit carry-forwards of $11,178, which expire from 2016 to 2030.
The valuation allowance increased by $2,513 during the fiscal year ended July 31, 2015 mainly due to increased valuation allowances against state tax credit carry-forwards and increased valuation allowances in certain jurisdictions, including Brazil, China, Sweden, and the United Kingdom. These increases were primarily offset by reductions in the tax rates applied to valuation allowances in the United Kingdom. The valuation allowance increased by $267 during the fiscal year ended July 31, 2014 mainly due to increased valuation allowances against state tax credit carry-forwards and increased valuation allowances in certain jurisdictions, including Brazil, Shenzhen, and Langfang. These increases were primarily offset by reductions in the tax rates applied to valuation allowances in Sweden and the United Kingdom. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.

Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
Impairment charges (1)	55.8%	(40.3)%	(53.4)%
State income taxes, net of federal tax benefit (2)	1.6%	(1.1)%	(0.2)%
International rate differential	(2.2)%	(1.3)%	(4.6)%
Non-creditable withholding taxes	—%	—%	(1.5)%
Rate variances arising from foreign subsidiary distributions	(0.3)%	(7.5)%	(25.3)%
Adjustments to tax accruals and reserves (3)	17.8%	25.5%	1.0%
Research and development tax credits and section 199 manufacturer’s deduction	(3.9)%	3.6%	3.1%
Non-deductible divestiture fees and account write-offs	(4.8)%	(5.2)%	—%
Deferred tax and other adjustments (4)	(21.1)%	0.7%	2.4%
Other, net	2.5%	(0.1)%	(1.0)%
Effective tax rate	80.4%	9.3%	(44.5)%

(1)
$39.8 million of the total impairment charge of $46.9 million recorded during the year ended July 31, 2015 is nondeductible for income tax purposes. $61.1 million of the total impairment charge of $148.6 million million recorded during the year ended July 31, 2014 is nondeductible for income tax purposes. $168.9 million of the total impairment charge of $204.4 million recorded during the year ended July 31, 2013 is nondeductible for income tax purposes.

(2)	Includes a $3.1 million increase in valuation allowances against certain state tax credit carry-forwards during the year ended July 31, 2014.

(3)
Includes $4.5 million of current year uncertain tax positions and the reduction of uncertain tax positions resulting from the settlement of certain domestic and foreign income tax audits and lapses in statutes of limitations during the years ended July 31, 2015, 2014, and 2013.

(4)
Includes an additional $1.0 million of federal research and development credit carry-forwards due to re-enacted law and an additional $5.0 million foreign tax credit carryforward included on the fiscal 2014 U.S. tax return.

In fiscal 2013, the Company was eligible for tax holidays on the earnings of certain subsidiaries. The benefits realized as a result of these tax holidays reduced the consolidated effective income tax rate by approximately 0.7% in fiscal 2013. The Company did not benefit from any significant tax holidays in fiscal 2015 or fiscal 2014.
Uncertain Tax Positions

The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2012	$36,532

Additions based on tax positions related to the current year	4,015
Additions for tax positions of prior years (1)	2,809
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(5,613)
Settlements with tax authorities	(590)
Cumulative Translation Adjustments and other	422

Balance as of July 31, 2013	$37,575

Additions based on tax positions related to the current year	4,596
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(14,569)
Lapse of statute of limitations	(3,711)
Settlements with tax authorities	(5,832)
Cumulative Translation Adjustments and other	(210)

Balance as of July 31, 2014	$17,849

Additions based on tax positions related to the current year	5,862
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(280)
Lapse of statute of limitations	(805)
Settlements with tax authorities	(221)
Cumulative Translation Adjustments and other	(1,272)

Balance as of July 31, 2015	$21,133

(1)	Includes acquisitions

The $21,133 of unrecognized tax benefits, if recognized, would affect the Company's effective income tax rate. The Company has classified $15,402 and $11,357, excluding interest and penalties, of the reserve for uncertain tax positions in Other Liabilities on the Consolidated Balance Sheets as of July 31, 2015 and 2014, respectively. The Company has classified $5,731 and $6,492, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the Consolidated Balance Sheets as of July 31, 2015 and 2014, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on the Consolidated Statements of Earnings.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized decreases of $157 and $498, and an increase of $200 in interest expense during the years ended July 31, 2015, 2014, and 2013, respectively. There was no change to the reserve for uncertain tax positions for penalties during the year ended July 31, 2015 and there were increases of $25 and $313 of penalties related to the reserve during the years ended July 31, 2014, and 2013, respectively. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2015 and 2014, the Company had $1,531 and $1,739, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty.
At July 31, 2015 and 2014, the Company had $2,664 accrued for penalties on unrecognized tax benefits.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $6,809 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations. The maximum amount that would be recognized through the Consolidated Statements of Earnings as an income tax benefit is $6,809.
During the year ended July 31, 2015, the Company recognized $905 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’13 — F’15
France	F’12 — F’15
Germany	F’09 — F’15
United Kingdom	F’14 — F’15
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2015, were approximately $353,300. These earnings have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. At July 31, 2015, $95,983 of the total $114,492 in cash and cash equivalents was held outside of the U.S.
7. Total Debt
In February 2013, the Company entered into an unsecured $26,200 multi-currency line of credit in China, which was amended in November 2013 to $24,200 and further amended in February 2015 to $10,000. In August 2014, the Company entered into an additional unsecured $10,000 multi-currency line of credit in China. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. The maximum amount outstanding on these facilities was $19,437 and the Company repaid $9,026 during fiscal 2015. As of July 31, 2015, the aggregate outstanding balance on these lines of credit in China was $10,411 and there was $9,589 available for future borrowings. Due to the short-term nature of these credit facilities, the borrowings are classified as "Notes payable" within current liabilities on the Consolidated Balance Sheets.
On February 1, 2012, the Company and certain of its subsidiaries entered into an unsecured $300,000 multi-currency revolving loan agreement. Under the revolving loan agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300,000 up to $450,000. During fiscal 2015, the Company drew $60,000 from its revolving loan agreement in order to fund general corporate needs and the maximum amount outstanding was $114,000. The borrowings bear interest at LIBOR plus 1.125% per annum, which will be reset from time to time based upon changes in the LIBOR rate. As of July 31, 2015, the outstanding balance on the credit facility was $102,000 and the Company had outstanding letters of credit under the revolving loan agreement of $3,327. There was $194,673 available for future borrowing under the credit facility, which can be increased to $344,673 at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of February 1, 2017. As such, the borrowing is included in "Long-term obligations, less current maturities" on the Consolidated Balance Sheets.
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
During fiscal 2006 and 2007, the Company completed two private placement note issuances totaling $350 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.30% to 5.33%. The notes must be repaid equally over seven years, with final payments due in 2016 and 2017, with interest payable on the notes due semiannually on various dates throughout the year. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $42.5 million during fiscal 2015 and $61.3 million during fiscal 2014.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2015, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 2.0 to 1.0 and the interest expense coverage ratio equal to 11.8 to 1.0.

Total debt consists of the following as of July 31, 2015:

	2015	2014
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$32,960	$40,164
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	49,442	60,246
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	26,143	52,286
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	32,743	49,114
USD-denominated borrowing on revolving loan agreement at a weighted average rate of 1.2740% and 1.2472% as of July 31, 2015 and 2014, respectively	102,000	42,000
USD-denominated borrowing on revolving loan agreement at a weighted average rate of 1.9501% and 1.3548% as of July 31, 2015 and 2014, respectively	1,836	6,923
CNY-denominated borrowing on revolving loan agreements at a weighted average rate of 4.6634% and 5.0400% as of July 31, 2015 and 2014, respectively (USD equivalent)	8,575	12,499
	$253,699	$263,232
Less notes payable	(10,411)	(61,422)
Total long-term debt	$243,288	$201,810
The Company had outstanding letters of credit of $3,327 and $3,634 at July 31, 2015 and July 31, 2014, respectively.
The estimated fair value of the Company’s long-term obligations was $252,254 and $216,280 at July 31, 2015 and July 31, 2014, respectively, as compared to the carrying value of $243,288 and $201,810 at July 31, 2015 and July 31, 2014, respectively. The fair value of the long-term obligations, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. Due to the short-term nature and variable interest rate pricing of the Company's revolving debt in China, it is determined that the carrying value of the debt equals the fair value of the debt.
Maturities on long-term debt are as follows:

Years Ending July 31,
2016	$42,514
2017	151,332
2018	—
2019	—
2020	49,442
Total	$243,288
8. Stockholder's Investment
Information as to the Company’s capital stock at July 31, 2015 and 2014 is as follows:

	July 31, 2015			July 31, 2014
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548

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
The following is a summary of other activity in stockholders’ investment for the fiscal years ended July 31, 2015, 2014, and 2013:

	Unearned Restricted Stock	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2012	$(3,763)	$11,610	$(11,151)	$(3,304)
Shares at July 31, 2012		517,105	517,105
Sale of shares at cost	—	(1,461)	1,419	(42)
Purchase of shares at cost	—	891	(891)	—
Forfeitures of restricted stock	838	—	—	838
Amortization of restricted stock	1,788	—	—	1,788
Balances at July 31, 2013	(1,137)	11,040	(10,623)	(720)
Shares at July 31, 2013		$469,797	$469,797
Sale of shares at cost	$—	(1,637)	1,496	$(141)
Purchase of shares at cost	—	821	(821)	—
Effect of plan amendment	—	(2,435)	—	(2,435)
Amortization of restricted stock	1,137	—	—	1,137
Balances at July 31, 2014	$—	$7,789	$(9,948)	$(2,159)
Shares at July 31, 2014		338,711	423,415
Sale of shares at cost	—	(2,325)	2,235	(90)
Purchase of shares at cost	—	220	(1,035)	(815)
Balances at July 31, 2015	$—	$5,684	$(8,748)	$(3,064)
Shares at July 31, 2015		252,261	362,025

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

At July 31, 2015, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plan prior to 2002 and the investment at the cost of shares held in the Company’s Class A Nonvoting Common Stock for the plan subsequent to 2002, adjusted for the plan amendments on May 1, 2006 and May 21, 2014. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.

Incentive Stock Plans

The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units ("RSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.

As of July 31, 2015, the Company has reserved 4,178,405 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs and restricted shares and 3,152,013 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

Total stock-based compensation expense recognized by the Company during the years ended July 31, 2015, 2014, and 2013 was $4,471 ($2,772 net of taxes), $5,214 ($3,232 net of taxes), and $1,736 ($1,059 net of taxes), respectively. The increase in expense from fiscal 2013 to fiscal 2014 was due to the reversal of stock-based compensation expense of $7,883 in fiscal 2013, primarily related to performance awards that would not meet the financial performance conditions to vest.

As of July 31, 2015, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $17,035 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 3.2 years.

Stock options

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

The Company has estimated the fair value of its service-based stock option awards granted during the years ended July 31, 2015, 2014, and 2013 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2015	2014	2013
Expected term (in years)	6.05	5.97	5.93
Expected volatility	34.01%	37.32%	38.67%
Expected dividend yield	2.48%	2.35%	2.21%
Risk-free interest rate	1.90%	1.80%	0.91%
Weighted-average market value of underlying stock at grant date	$22.76	$30.98	$30.58
Weighted-average exercise price	$22.76	$30.98	$30.58
Weighted-average fair value of options granted during the period	$6.12	$9.17	$9.05

The following is a summary of stock option activity for the fiscal year ended July 31, 2015:

	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2014	$17.23	—	$40.37	4,204,260	$30.82
Options granted	22.66	—	27.28	628,340	22.76
Options exercised	17.23	—	27.00	(68,533)	23.73
Options cancelled	22.63	—	40.37	(1,263,116)	30.48
Balance as of July 31, 2015	$20.95	—	$38.31	3,500,951	$29.64

The total fair value of options vested during the fiscal years ended July 31, 2015, 2014, and 2013 was $3,950, $6,605, and $11,086, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2015, 2014, and 2013 was $208, $2,452, and $10,728, respectively.
There were 2,642,955, 3,004,348, and 3,311,043 options exercisable with a weighted average exercise price of $30.88, $31.15, and $31.46 at July 31, 2015, 2014, and 2013, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2015, 2014, and 2013 was $1,644, $12,113, and $20,324, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2015, 2014, and 2013 was $79, $952, and $1,964, respectively.
The following table summarizes information about stock options outstanding at July 31, 2015:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2015	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2015	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$20.95 - $26.99	711,527	7.7	$22.27	180,667	3.4	$20.95
$27.00 - $32.99	1,976,924	5.8	29.12	1,667,452	5.5	28.86
$33.00 - $38.31	812,500	2.0	37.34	794,836	1.8	37.39
Total	3,500,951	5.3	29.64	2,642,955	4.3	$30.88

As of July 31, 2015, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $913 and $464, respectively.

Restricted Shares and RSUs

Restricted shares and RSUs issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant.

In fiscal 2008 and 2013, the Company awarded restricted shares and RSUs to certain executives which vest upon meeting certain financial performance conditions over a specified vesting period. The restricted shares awarded in 2008 were amended in fiscal 2011 to allow for vesting after either a five-year period or a seven-year period based upon both performance and service conditions. These shares are referred to herein as “performance-based restricted shares.” The RSUs granted in fiscal 2013 vest over a two-year period upon meeting both performance and service conditions, referred to herein as "performance-based RSUs".

In fiscal 2013 and 2014, the Company awarded restricted shares that vest solely upon meeting specified service conditions, referred to herein as "service-based restricted shares". Restricted shares awarded in fiscal 2013 vest at the end of a three-year period and have a grant-date fair value of $32.99. The restricted shares awarded in fiscal 2014 were issued to the Interim President and Chief Executive Officer in recognition of the increased duties upon appointment. The shares vested on August 4, 2014, which was the date of the end of the individual's term as Interim President and CEO.

Beginning in fiscal 2014, the Company awarded RSUs that vest solely upon meeting specified service conditions, referred to herein as “service-based RSUs.” The RSUs issued under the plan generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. In fiscal 2015, the Company also awarded 63,668 service-based RSUs that vest ratably at the end of years 3, 4, and 5 and 395,617 service-based RSUs that vest in increments of 10%, 20%, 30%, and 40% at the end of years 1, 2, 3, and 4, respectively.
The following tables summarize the RSU and restricted share activity for the fiscal year ended July 31, 2015:

Service-Based Restricted Shares and RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	104,857	$31.02
New grants	661,412	24.28
Vested	(34,247)	30.79
Forfeited	(54,568)	27.64
Balance as of July 31, 2015	677,454	$24.72

The service-based restricted shares and RSUs awarded during the fiscal years ended July 31, 2014 and 2013 had a weighted-average grant-date fair value of $30.93 and $32.99, respectively.

Performance-Based Restricted Shares and RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2014	80,000	$32.50
New grants	—	—
Vested	—	—
Forfeited	(80,000)	32.50
Balance as of July 31, 2015	—	$—
The performance-based restricted shares and RSUs awarded during the fiscal year ended July 31, 2013 had a weighted-average grant-date fair value of $30.21. No performance-based restricted shares were granted during the fiscal year ended July 31, 2014.

9. Segment Information
The Company is organized and managed on a global basis within three business platforms, ID Solutions, Workplace Safety, and PeopleID, which aggregate into two reportable segments: IDS and WPS. The Company evaluates short-term segment performance based on segment profit or loss and customer sales. Segment profit or loss does not include certain administrative costs, such as the cost of finance, information technology, human resources, legal, and executive leadership, which are managed as global functions. Restructuring charges, impairment charges, equity compensation costs, interest expense, investment and other income (expense) and income taxes are also excluded when evaluating segment performance.
Each business platform has a President or Vice-President that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, which are managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its three operating segments, which aggregate into the two reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The depreciation and amortization expense and expenditures for property, plant and equipment for discontinued operations are included under “corporate,” which then reconcile to the total company amounts as listed in the Consolidated Statements of Cash Flows.

Following is a summary of segment information for the years ended July 31, 2015, 2014 and 2013:

	2015	2014	2013
Sales to External Customers:
ID Solutions	$806,484	$825,123	$739,116
WPS	365,247	399,911	418,676
Total Company	$1,171,731	$1,225,034	$1,157,792
Depreciation & Amortization:
ID Solutions	$25,658	$28,955	$25,920
WPS	6,772	7,919	9,078
Corporate	7,028	7,724	13,727
Total Company	$39,458	$44,598	$48,725
Segment Profit:
ID Solutions	$149,840	$176,129	$174,390
WPS	56,502	66,238	95,241
Total Company	$206,342	$242,367	$269,631
Assets:
ID Solutions	$780,524	$882,440	$989,216
WPS	167,797	239,848	239,219
Corporate	114,576	131,377	210,248
Total Company	$1,062,897	$1,253,665	$1,438,683
Expenditures for property, plant & equipment:
ID Solutions	$18,732	$28,774	$18,186
WPS	3,970	10,580	8,459
Corporate	3,971	4,044	9,042
Total Company	$26,673	$43,398	$35,687

Following is a reconciliation of segment profit to net earnings (loss) for the years ended July 31, 2015, 2014 and 2013:

	Years Ended July 31,
	2015	2014	2013
Total profit from reportable segments	$206,342	$242,367	$269,631
Unallocated costs:
Administrative costs	107,348	120,015	121,693
Restructuring charges	16,821	15,012	26,046
Impairment charges (1)	46,867	148,551	204,448
Investment and other income	(845)	(2,402)	(3,523)
Interest expense	11,156	14,300	16,641
Earnings (loss) from continuing operations before income taxes	$24,995	$(53,109)	$(95,674)

(1) Of the total $46,867 impairment charges in fiscal 2015, $39,367 was in the WPS segment and $7,500 was in the IDS segment. The impairment charges in 2014 were in the IDS reportable segments. Of the total $204,448 impairment charges in fiscal 2013, $182,800 was in the WPS reportable segment and $21,648 was in the IDS reportable segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of Years Ended July 31,
	2015	2014	2013	2015	2014	2013
Geographic information:
United States	$677,401	$675,771	$615,861	$389,150	$425,733	$576,539
Other	559,649	615,974	602,582	224,151	314,456	319,706
Eliminations	(65,319)	(66,711)	(60,651)	—	—	—
Consolidated total	$1,171,731	$1,225,034	$1,157,792	$613,301	$740,189	$896,245
* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.

10. Net Earnings (Loss) per Common Share
Net earnings (loss) per common share is computed by dividing net earnings (loss) (after deducting restricted stock dividends and the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 51,285 for fiscal 2015, 51,866 for fiscal 2014, and 51,330 for fiscal 2013. The Company utilizes the two-class method to calculate earnings per share.
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

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2015	2014	2013
Numerator: (in thousands)
Earnings (loss) from continuing operations	$4,902	$(48,146)	$(138,257)
Less:
Restricted stock dividends	—	(92)	(238)
Numerator for basic and diluted earnings (loss) from continuing operations per Class A Nonvoting Common Share	$4,902	$(48,238)	$(138,495)
Less:
Preferential dividends	(794)	(813)	(797)
Preferential dividends on dilutive stock options	(1)	(6)	(5)
Numerator for basic and diluted earnings (loss) from continuing operations per Class B Voting Common Share	$4,107	$(49,057)	$(139,297)
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,285	51,866	51,330
Plus: Effect of dilutive stock options	98	—	—
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,383	51,866	51,330
Earnings (loss) from continuing operations per Class A Nonvoting Common Share:
Basic	$0.10	$(0.93)	$(2.70)
Diluted	$0.10	$(0.93)	$(2.70)
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$0.08	$(0.95)	$(2.71)
Diluted	$0.08	$(0.95)	$(2.71)
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$(0.04)	$0.04	$(0.32)
Diluted	$(0.04)	$0.04	$(0.32)
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$(0.04)	$0.05	$(0.32)
Diluted	$(0.04)	$0.05	$(0.32)
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$0.06	$(0.89)	$(3.02)
Diluted	$0.06	$(0.89)	$(3.02)
Net earnings (loss) per Class B Voting Common Share:
Basic	$0.04	$(0.90)	$(3.03)
Diluted	$0.04	$(0.90)	$(3.03)

Options to purchase approximately 3,568,264 shares of Class A Nonvoting Common Stock for the fiscal year ended July 31, 2015 were not included in the computation of diluted net earnings (loss) per share as the impact of the inclusion of the options would have been anti-dilutive. In accordance with ASC 260, “Earnings per Share,” all options to purchase Class A Nonvoting Common Stock were not included in the computation of diluted loss per share for fiscal 2014 and 2013 since to do so would be anti-dilutive.

11. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to continuing operations on a straight-line basis was $19,029, $17,344, and 18,108 for the years ended July 31, 2015, 2014, and 2013, respectively. Future minimum lease payments required under such leases in effect at July 31, 2015 were as follows:

Years ending July 31,
2016	$19,102
2017	15,696
2018	13,931
2019	11,705
2020	8,196
Thereafter	22,247
$90,877
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

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2015 and July 31, 2014, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
July 31, 2015
Trading securities	$15,356	$—	$15,356	Other assets
Foreign exchange contracts	—	685	685	Prepaid expenses and other current assets
Total Assets	$15,356	$685	$16,041
Foreign exchange contracts	$—	$1,280	$1,280	Other current liabilities
Total Liabilities	$—	$1,280	$1,280
July 31, 2014
Trading securities	$15,962	$—	$15,962	Other assets
Foreign exchange contracts	—	166	166	Prepaid expenses and other current assets
Total Assets	$15,962	$166	$16,128
Foreign exchange contracts	$—	$389	$389	Other current liabilities
Total Liabilities	$—	$389	$389
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2015 and July 31, 2014.
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
During fiscal 2015, goodwill with carrying amounts of $26,246 and $10,866 in the WPS APAC and WPS Americas reporting units, respectively, was written off entirely, resulting in impairment charges of $37,112. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, it was determined there was no excess fair value of the reporting units over the implied fair value of goodwill and thus, the remaining goodwill balances were impaired in fiscal 2015. The goodwill balances represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. Management completed an assessment of other indefinite-lived and other finite-lived intangible assets primarily associated with the WPS APAC and WPS Americas reporting units in accordance with ASC 350 - Intangibles - Goodwill and Other, and ASC 360 - Property, Plant, and Equipment, and concluded that certain assets were impaired. Organic sales declined in WPS APAC primarily due to a decline in economic conditions in the mining production industry, and organic sales declined in WPS Americas primarily due to a decline in sales through the traditional catalog model.

During fiscal 2015, management evaluated other indefinite-lived intangible assets for recoverability using the income approach. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. Management evaluated other finite-lived intangible assets for recoverability using an undiscounted cash flow analysis based upon current sales projections and profitability for each asset group. This analysis resulted in an amount that was less than the carrying value of certain finite-lived intangible assets. Management measured the impairment loss of both indefinite and finite-lived intangible assets as the amount by which the carrying amount of the assets exceeded their fair value. As a result, other intangible assets with a carrying amount of $26,194 were written down to their estimated fair value of $19,543. These represented Level 3 assets measured at fair value on a nonrecurring basis subsequent to their original recognition. These items resulted in a total impairment charge of $6,651 in fiscal 2015.
During fiscal 2014, goodwill with a carrying amount of $193,689 in the PeopleID reporting unit was written down to its estimated implied fair value of $93,277, resulting in an impairment charge of $100,412. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $93,277, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
During fiscal 2014, management completed an assessment of other finite-lived intangible assets primarily associated with the PeopleID reporting unit and concluded that the assets were impaired. These assets were primarily associated with the acquisition of Precision Dynamics Corporation ("PDC"). Organic sales in the PDC business declined in the low single-digit percentages from fiscal 2013 to fiscal 2014. U.S. hospital admission rates are a primary driver of PDC's sales under its existing strategy, and there was a decline of approximately 2% in these rates during fiscal 2014. Therefore, management revisited its planned growth and profit for the PDC business and concluded that the growth may not materialize as expected given slower than anticipated industry growth and fewer sales synergies than originally planned.
Management evaluated other finite-lived intangible assets for recoverability using an undiscounted cash flow analysis based upon sales projections and concluded there was an indicator of impairment. Management measured the impairment loss as the amount by which the carrying amount of the customer relationships exceeded their fair value, which represented Level 3 assets measured at fair value on a nonrecurring basis subsequent to their original recognition. This resulted in an impairment charge of $48,139 recognized in fiscal 2014, which was classified within the "Impairment charges" line item on the Consolidated Statements of Earnings and was part of the IDS reportable segment.
During fiscal 2013, the Company implemented a plan to divest its Die-Cut business. A fair-value measurement was performed and the assets and liabilities of the disposal group were recorded at approximate fair value less costs to sell and classified as "Assets held for sale" and "Liabilities held for sale." This resulted in a loss on the write-down of the disposal group of $15,658, recorded within discontinued operations in the third quarter of fiscal 2013. Fair value measurements were performed each subsequent quarter through July 31, 2014. There were no additional fair value adjustments recorded during fiscal 2014. The Die-Cut business was divested on August 1, 2014. Fair value was determined utilizing a combination of external market factors and internal projections in accordance with ASC 360, "Property, Plant and Equipment."

During fiscal 2013, goodwill with a carrying amount of $183,146 in the WPS Americas reporting unit was written down to its estimated implied fair value of $10,866, resulting in an impairment charge of $172,280. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $10,866, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.

The WPS Americas reporting unit had intangible assets consisting of tradenames and customer relationships, which were valued using the income approach. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $25,449 were written down to the estimated fair value of $14,881, which represented a Level 3 liability measured at fair value on a nonrecurring basis subsequent to its original recognition. This resulted in an impairment charge of $10,568 within the WPS segment.

During fiscal 2013, goodwill with a carrying amount of $18,225 in the IDS APAC reporting unit was written off, resulting in an impairment charge of $18,225. When management compared the fair value to the carrying value of the reporting unit as part of the annual goodwill impairment test (Step One), a qualitative assessment was completed for Step Two because the amount by which the carrying value exceeded fair value was more than the balance of goodwill remaining. The fair value of the reporting unit was determined utilizing a combination of external market factors, internal projections, and other relevant Level 3 measurements. As such, the Company recognized a goodwill impairment charge of the entire remaining goodwill balance of $18,225 during the year ended July 31, 2013. As a result of the goodwill impairment, the Company analyzed fixed assets for potential impairment within the IDS APAC reporting unit by comparing undiscounted future cash flows to the carrying amount of the assets. Undiscounted future cash flows were determined using the Company's internal projections and other relevant Level 3 measurements. As a result, the Company concluded that fixed assets with a carrying amount of $4,367 was written down to its estimated fair value of $1,100 during the year ended July 31, 2013.
13. Restructuring

In fiscal 2013, the Company announced a restructuring action to reduce its global workforce to address its cost structure. In connection with this restructuring action, the Company incurred restructuring charges of $26,046 in continuing operations. These charges consisted of $18,350 of employee separation costs, $4,125 of fixed asset write-offs and $3,571 of other facility closure related costs. Of the $26,046 of restructuring charges recorded during fiscal 2013, $15,870 was incurred within IDS and $10,176 within WPS. Long-lived asset write-offs include both the net book value of property, plant and equipment written off in conjunction with facility consolidations, as well as indefinite-lived tradenames written off in conjunction with brand consolidations within the WPS segment.
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe, and Asia to enhance customer service, improve efficiency of operations and reduce operating expenses. The restructuring charges of $15,012 in continuing operations in fiscal 2014 related to the fiscal 2013 and fiscal 2014 restructuring plans and consisted of $9,328 of employee separation costs, $4,374 of facility closure related costs, $1,043 of contract termination costs, and $267 of non-cash asset write-offs. Of the $15,012 of restructuring charges recorded during fiscal 2014, $9,013 was incurred within IDS and $5,999 was incurred within WPS. Non-cash asset write-offs consist mainly of fixed assets written off in conjunction with facility consolidations.
Facility consolidation activities extended into fiscal 2015. In connection with this restructuring plan, the Company incurred restructuring charges of $16,821 in continuing operations in fiscal 2015. These charges consisted of $5,465 of employee separation costs, $5,209 of facility closure related costs, $1,979 of contract termination costs, and $4,168 of non-cash asset write-offs. Of the $16,821 of restructuring charges recorded during fiscal 2015, $12,104 was incurred within IDS and $4,717 was incurred within WPS. Non-cash asset write-offs consist mainly of fixed assets written off in conjunction with facility consolidations.
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

A roll-forward of the Company’s restructuring activity for fiscal 2015, 2014 and 2013 is below.

	Employee Related	Asset Write-offs	Other Facility Closure/Lease Termination Costs	Total
Restructuring liability ending balance, July 31, 2012	$8,809	$—	$266	$9,075
Restructuring charges in continuing operations	18,350	4,125	3,571	26,046
Restructuring charges in discontinued operations	2,811	362	1,376	4,549
Non-cash write-offs	—	(4,487)	—	(4,487)
Cash payments	(18,495)	—	(2,482)	(20,977)
Restructuring liability ending balance, July 31, 2013	$11,475	$—	$2,731	$14,206
Restructuring charges in continuing operations	$9,328	$267	$5,417	$15,012
Restructuring charges in discontinued operations	6,615	299	75	6,989
Non-cash write-offs	—	(566)	—	(566)
Cash payments	(24,029)	—	(6,617)	(30,646)
Restructuring liability ending balance, July 31, 2014	$3,389	$—	$1,606	$4,995
Restructuring charges in continuing operations	$5,465	$4,168	$7,188	$16,821
Restructuring charges in discontinued operations	—	(4)	245	241
Non-cash write-offs	—	(4,164)	—	(4,164)
Cash payments	(7,696)	—	(6,681)	(14,377)
Restructuring liability ending balance, July 31, 2015	$1,158	$—	$2,358	$3,516

14. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange contracts. As of July 31, 2015 and July 31, 2014, the notional amount of outstanding forward foreign exchange contracts was $139,300 and $104,000, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2015 and July 31, 2014, unrealized gains of $297 and unrealized losses of $21 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the years ended July 31, 2015, 2014, and 2013, the Company reclassified gains of $1,325, $147, and $578 from OCI into cost of goods sold, respectively.
As of July 31, 2015 and 2014, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $33,223 and $0, respectively.

Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At July 31, 2015, the Company designated £25,000 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. As of July 31, 2015 and 2014, the Company recognized in OCI gains of $889 and losses of $2,271, respectively, on its intercompany loans designated as net investment hedges. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. As of July 31, 2015 and 2014, the cumulative balance recognized in accumulated other comprehensive income were gains of $12,512 and losses of $5,495, respectively, on the Euro-denominated debt obligation. The changes recognized in other comprehensive income during the years ended July 31, 2015, 2014 and 2013 were gains of $18,008 and losses of $660 and $7,470, respectively, on the Euro-denominated debt obligation. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company utilizes forward foreign exchange contracts designated as hedge instruments to hedge portions of its net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in other comprehensive income. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. At July 31, 2015 and 2014, the U.S dollar equivalent of these outstanding forward foreign exchange contracts totaled $0 and $5,300, respectively. As of July 31, 2015 and 2014, the Company recognized in OCI gains of $45 and losses of $265, respectively, on its net investment hedges.
Non-Designated Hedges
During the fiscal years ended July 31, 2015 and 2014, the Company recognized losses of $1,705 and gains of $1,147, respectively, in “Investment and other income” on the Consolidated Statements of Earnings related to non-designated hedges.
Fair values of derivative and hedging instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2015		July 31, 2014		July 31, 2015		July 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$518	Prepaid expenses and other current assets	$—	Other current liabilities	$737	Other current liabilities	$—
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$14
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$121,514	Long term obligations, less current maturities	$100,410
Total derivatives designated as hedging instruments		$518		$—		$122,251		$100,424
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$168	Prepaid expenses and other current assets	$166	Other current liabilities	$543	Other current liabilities	$375
Total derivatives not designated as hedging instruments		$168		$166		$543		$375

15. Discontinued Operations

The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. In addition, the Brady Medical and Varitronics businesses were divested in fiscal 2013 and were reported within discontinued operations. These divested businesses were part of the IDS business segment.

The following table summarizes the operating results of discontinued operations for the fiscal years ending July 31, 2015, 2014, and 2013:

	2015	2014	2013
Net sales (1)	$—	$179,050	$214,137
(Loss) earnings from discontinued operations (2)	(1,201)	6,715	4,083
(Loss) on write-down of disposal group (3)	—	—	(15,658)
Income tax expense (4)	(288)	(3,299)	(4,703)
Loss on sale of discontinued operations (5)	(487)	(1,602)	—
Income tax benefit on sale of discontinued operations (6)	61	364	—
Earnings (loss) from discontinued operations, net of tax	$(1,915)	$2,178	$(16,278)

(1)	The second and final phase of the Die-Cut divestiture closed on August 1, 2014. Thus, there were no sales from discontinued operations in fiscal 2015.

(2)	The loss from discontinued operations in fiscal 2015 primarily related to professional fees and restructuring charges associated with the divestiture.

(3)	The Company recorded a $15.7 million loss to write-down the Die-Cut business to its estimated fair value less costs to sell in the three months ended April 30, 2013.

(4)	Fiscal 2013 income tax expense was significantly impacted by the fiscal 2013 losses in China and Sweden, which had no tax benefit, and the increase in valuation allowance related to Shenzhen, China.

(5)
The first phase of the Die-Cut divestiture was completed in the fourth quarter of fiscal 2014. A loss on the sale was recorded in the three months ended July 31, 2014 and includes $3.9 million in liabilities retained as part of the divestiture agreement. The second and final closing of the Die-Cut divestiture was completed in the first quarter of fiscal 2015 and an additional loss on the sale was recorded in the three months ended October 31, 2014.

(6)
The income tax benefit on the sale of discontinued operations in fiscal 2014 was significantly impacted by the release of a reserve for uncertain tax positions of $4.0 million, which was triggered as a result of the Thailand stock sale during the three months ended July 31, 2014. This was offset by $3.6 million in tax expense related to the gain on the sale of the Balkhausen assets. The Thailand stock sale and the Balkhausen asset sale were included in the first phase of the Die-Cut divestiture.

There were no assets or liabilities held for sale as of July 31, 2015. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the statement of earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.

16. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2015
Net sales	$310,240	$282,628	$290,227	$288,636	$1,171,731
Gross margin	150,161	138,203	140,999	129,069	558,432
Operating income (loss) *	26,973	16,811	24,285	(32,763)	35,306
Earnings (loss) from continuing operations	15,499	11,584	17,213	(39,394)	4,902
(Loss) earnings from discontinued operations, net of income taxes **	(1,915)	—	—	—	(1,915)
Net earnings (loss) from continuing operations per
Class A Common Share:
Basic***	$0.30	$0.23	$0.34	$(0.77)	$0.10
Diluted***	$0.30	$0.23	$0.33	$(0.77)	$0.10
Net earnings (loss) from discontinued operations per
Class A Common Share:
Basic***	$(0.03)	$—	$—	$—	$(0.04)
Diluted***	$(0.04)	$—	$—	$—	$(0.04)
2014
Net sales	$307,530	$291,194	$309,577	$316,733	$1,225,034
Gross margin	157,847	142,536	155,120	154,061	609,564
Operating income *	29,689	18,346	26,767	(116,013)	(41,211)
Earnings from continuing operations	18,135	10,517	20,183	(96,981)	(48,146)
Earnings (loss) from discontinued operations, net of income taxes **	5,795	5,907	3,904	(13,428)	2,178
Net earnings from continuing operations per
Class A Common Share:
Basic***	$0.35	$0.20	$0.39	$(1.89)	$(0.93)
Diluted***	$0.35	$0.20	$0.39	$(1.89)	$(0.93)
Net earnings (loss) from discontinued operations per
Class A Common Share:
Basic***	$0.11	$0.11	$0.08	$(0.26)	$0.04
Diluted***	$0.11	$0.11	$0.08	$(0.26)	$0.04

The fiscal 2014 quarterly financial data has been impacted by the reclassification of the Die-Cut business into discontinued operations. Refer to Note 15 within Item 8 for further information on discontinued operations.

* In fiscal 2015, the Company recorded before tax impairment charges of $46,867 in the fourth quarter ended July 31, 2015 and before tax restructuring charges of $4,278, $4,879, $4,834 and $2,830 in the first, second, third, and fourth quarters of fiscal 2015, respectively, for a total of $16,821. In fiscal 2014, the Company recorded before tax impairment charges of $148,551 in the fourth quarter ended July 31, 2014 and before tax restructuring charges of $6,840, $4,324, $3,039, and $809 in the first, second, third and fourth quarters of fiscal 2014, respectively, for a total of $15,012.

**
In fiscal 2015, the loss from discontinued operations included a net loss on operations of $1,489 primarily related to professional fees associated with the divestiture and a $426 net loss on the sale of Die-Cut, recorded in the first quarter ended October 31, 2014. In the fourth quarter of fiscal 2014, the Company incurred restructuring charges of $6,989 and a net loss on the sale of the Die Cut business of $1,238 in discontinued operations.

*** The sum of the quarters does not equal the year-to-date total for fiscal 2015 and fiscal 2014 due to the quarterly changes in weighted-average shares outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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
With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria. The Company’s internal control over financial reporting, as of July 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the "Company") as of July 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2015, of the Company and our report dated September 21, 2015, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 21, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant

Name	Age	Title
J. Michael Nauman	53	President, CEO and Director
Aaron J. Pearce	44	Senior V.P., Chief Financial Officer and Chief Accounting Officer
Thomas J. Felmer	53	Senior V.P., President - Workplace Safety
Russell R. Shaller	52	Senior V.P., President - Identification Solutions
Helena R. Nelligan	49	Senior V.P. - Human Resources
Louis T. Bolognini	59	Senior V.P., Secretary and General Counsel
Bentley N. Curran	53	V.P. - Digital Business and Chief Information Officer
Paul T. Meyer	46	Treasurer and Vice President - Tax
Patrick W. Allender	68	Director
Gary S. Balkema	60	Director
Elizabeth P. (Pungello) Bruno	48	Director
Nancy L. Gioia	55	Director
Conrad G. Goodkind	71	Director
Frank W. Harris	73	Director
Bradley C. Richardson	57	Director
Harold L. Sirkin	55	Director
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
Aaron J. Pearce - Mr. Pearce joined the Company in 2004 as Director of Internal Audit. From 2006 to 2008, he served as Finance Director for the Company’s Asia Pacific region, and from 2008 to 2010, served as Global Tax Director. In January 2010, Mr. Pearce was appointed Vice President, Treasurer, and Director of Investor Relations, and in April 2013, was named Vice President - Finance, with responsibility for finance support to the Company’s Workplace Safety and ID Solutions businesses, financial planning and analysis, and investor relations. Mr. Pearce was appointed Senior Vice President and Chief Financial Officer in September 2014, and Chief Accounting Officer in July 2015. Prior to joining the Company, Mr. Pearce was an auditor with Deloitte & Touche LLP from 1994 to 2004. He holds a bachelor’s degree in business administration from the University of Wisconsin-Milwaukee and is a certified public accountant.
Thomas J. Felmer - Mr. Felmer joined the Company in 1989 and held several sales and marketing positions until being named Vice President and General Manager of Brady's U.S. Signmark Division in 1994. In 1999, Mr. Felmer moved to Europe where he led the European Signmark business for two years, then gained additional responsibility for the European direct marketing business platforms, which he also led for two years. In 2003, Mr. Felmer returned to the United States where he was responsible for Brady's global sales and marketing processes, Brady Software businesses, and integration leader of the EMED acquisition. In June 2004, he was appointed President - Direct Marketing Americas, and was named Chief Financial Officer in January 2008. In October 2013, Mr. Felmer was appointed Interim President and CEO, and served in these positions until August 2014. In September 2014, Mr. Felmer was named President - Workplace Safety. Mr. Felmer received a bachelor's degree in business administration from the University of Wisconsin - Green Bay.

Russell R. Shaller - Mr. Shaller joined the Company in June 2015 as Senior Vice President and President - ID Solutions. Prior to joining the Company, Mr. Shaller served as President, Teledyne Microwave Solutions, from 2008 to 2015, with responsibility for advanced microwave products sold into the aerospace and communications industry. Before joining Teledyne in 2008, Mr. Shaller held a number of positions of increasing responsibility at W.L. Gore & Associates, including Division Leader, Electronic Products Division from 2003 to 2008 and General Manager of Gore Photonics from 2001 to 2003. Prior to joining W.L. Gore in 1993, Mr. Shaller worked in engineering and program management positions at Westinghouse Corporation. He holds a bachelor’s degree in electrical engineering from the University of Michigan, a master’s degree in electrical engineering from Johns Hopkins University and a master’s degree in business administration from the University of Delaware.
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
Bentley N. Curran - Mr. Curran joined the Company in 1999 and has held several technology leadership positions until being named Vice President of Information Technology in 2005. In October 2007, he was appointed Chief Information Officer of Brady globally. In February 2012, he was appointed to his current position, Vice President of Digital Business and Chief Information Officer. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a bachelor's degree in business administration from Marian University and an associate of science degree in electronics and engineering systems from Moraine Park Technical College.
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
Patrick W. Allender - Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. Additionally, he served as a public accountant at Arthur Andersen from 1968 to 1985. He has served as a director of Colfax Corporation since 2008 and Diebold, Inc. since 2011. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.

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
Elizabeth P. (Pungello) Bruno, Ph.D - Dr. Bruno was elected to the Board of Directors in 2003. She serves as a member of the Management Development and Compensation, Corporate Governance and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina and a Research Associate Professor in the Developmental Psychology Program at the University of North Carolina at Chapel Hill, and has appointments at the Frank Porter Graham Development Institute and the Center for Developmental Science. Dr. Bruno also serves on the editorial board of the Journal of Marriage and Family and the Early Childhood Research Quarterly, as a reviewer for several other journals, and on a number of other non-profit boards. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Technology Committee and is a member of the Management Development and Compensation Committee.  Ms. Gioia joined Ford Motor Company in 1982 and served in a variety of engineering and technology roles through her retirement in October 2014, including Director, Global Connectivity, Electrical and User Experience; Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small FWD/RWD Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. While at Ford Motor Company, she served as a Director of Auto Alliance International, a joint venture of Ford Motor Company and Mazda Corporation; Director of the Electric Drive Transportation Association; Director of the California Plug-in EV Collaborative; and on the State of Michigan, Governor’s Talent Investment Board; and Ms. Gioia currently serves as a Director of Inforum.  Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as her general business experience, provides the Board with important expertise in product development and operations.
Conrad G. Goodkind - Mr. Goodkind was elected to the Board of Directors in 2007. He currently serves as the Chair of the Board of Directors, Chair of the Corporate Governance Committee and as a member of the Finance and Audit Committees. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Prior to 1979, he served as Wisconsin's Deputy Commissioner of Securities. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provide the Board with expertise and insight into governance, business and compliance issues that the Company encounters.
Frank W. Harris, Ph.D - Dr. Harris was elected to the Board of Directors in 1991. He serves as a member of the Technology, Management Development and Compensation and Corporate Governance Committees. He served as the Distinguished Professor of Polymer Science and Biomedical Engineering at the University of Akron from 1983 to 2008 and Professor of Chemistry at Wright State University from 1970 to 1983. He is the founder of several technology-based companies including Akron Polymer Systems, where he serves as President and CEO. Dr. Harris is the inventor of several commercialized products, including an optical film that realized over one billion dollars in sales. His extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.
Bradley C. Richardson - Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of PolyOne Corporation. He previously served as the Executive Vice President and CFO of Diebold, Inc. from 2009 to 2013, and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing from 2003 to 2009. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in North America, South America and Europe. Mr. Richardson previously served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global public company.

Harold L. Sirkin - Mr. Sirkin was elected to the Board of Directors in February 2015. He serves as a member of the Technology Committee. Mr. Sirkin is Senior Partner and Managing Director of the Boston Consulting Group, where he has worked since 1981. Prior to the Boston Consulting Group, Mr. Sirkin was an auditor for Deloitte, Haskins & Sells, and is a certified public accountant. His extensive experience in advising companies on a broad range of matters, including strategy, operations and new product development, as well as general business experience, provides the Board with expertise and insight to drive operations improvement and growth.
All Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. In fiscal 2010, the Board formalized the position of Lead Independent Director, which was elected on an annual basis from among the independent Directors of the Board based upon the recommendation of the Corporate Governance Committee. In fiscal 2011, upon the recommendation of the Corporate Governance Committee, the Board enhanced the duties of the Lead Independent Director, which included, among others: chairing executive sessions of the non-management Directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures. In September 2015, upon the recommendation of the Corporate Governance Committee, the Board determined to appoint a non-executive Chair of the Board, rather than a Lead Independent Director, in order to harmonize the Board's leadership structure to prevailing governance practices. The duties of the non-executive Chair will not initially change from those of the Lead Independent Director. Mr. Goodkind served as the Lead Independent Director in fiscal 2015 and as Chair of the Board beginning in September 2015.

The Board believes that its current leadership structure has enhanced the Board's oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of the Company’s shareholders; and the Company’s overall corporate governance.
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
Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the New York Stock Exchange (“NYSE”). In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s Directors other than Mr. Nauman, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors over the past three fiscal years. The commercial relationships, which involved the purchase and sale of products, or the provision of consulting services, on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE over the past three fiscal years. Furthermore, the compensation paid to the Company’s Directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2015. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s Directors from being considered independent. Based on application of the NYSE independence criteria, all Directors, with the exception of Mr. Nauman, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. The Chair of the Board, currently Mr. Goodkind, is the presiding Director at these sessions. In fiscal 2015, there were 5 executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender, Balkema, and Goodkind. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2015, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with other than with respect to the following:

•
Forms 4 for Messrs. Felmer and Williamson, and Stephen Millar, were not filed on or before September 11, 2014, as required to report the forfeiture of 35,000 shares of restricted stock for each of Messrs. Felmer and Williamson, and 10,000 restricted stock units for Mr. Millar, on September 9, 2014. These transactions were reported on Forms 4 that were filed on September 12, 2014; and

•
Forms 4 for Kathleen Johnson and Messrs. Curran, Felmer, Meyer, Pearce and Williamson, were not filed on or before September 23, 2014, to report the withholding of 148, 332, 1,234, 92, 148 and 911 shares of Class A Nonvoting Stock, respectively, for withholding taxes on the vesting of restricted stock units. These transactions were reported on Forms 4 that were filed on October 27, 2014.

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
For fiscal 2015, the following executive officers' compensation is disclosed and discussed in this section (the “named executive officers” or “NEOs”):

•	J. Michael Nauman, President, Chief Executive Officer and Director;

•	Aaron J. Pearce, Senior Vice President, Chief Financial Officer, and Chief Accounting Officer (1);

•	Thomas J. Felmer, Senior Vice President and President - Workplace Safety and Former Chief Financial Officer (2);

•	Bentley N. Curran, Vice President - Digital Business and Chief Information Officer;

•	Helena R. Nelligan, Senior Vice President - Human Resources;

•	Russell R. Shaller, Senior Vice President and President - Identification Solutions (3); and

•	Matthew O. Williamson, Former President-Identification Solutions and Former Vice President, Brady Corporation (4)

(1) Mr. Pearce was appointed by the Company as Senior Vice President and Chief Financial Officer effective September 10, 2014. Effective July 22, 2015, Mr. Pearce was appointed as Chief Accounting Officer in addition to his current role as Senior Vice President and Chief Financial Officer.

(2) Effective September 10, 2014, Mr. Felmer was appointed by the Company as Senior Vice President and President - Workplace Safety. In fiscal 2015, Mr. Felmer served as Interim Chief Executive Officer until August 4, 2014 and served as Chief Financial Officer until September 10, 2014.

(3) Effective June 22, 2015, Mr. Shaller was appointed by the Company as Senior Vice President and President - Identification Solutions.

(4) Effective February 9, 2015, Mr. Williamson resigned from his position as Vice President and President - Identification Solutions and retired from the Company effective July 31, 2015.

Retirement of Matthew Williamson: Effective February 9, 2015, and in connection with his retirement from the Company as of July 31, 2015, Mr. Williamson resigned as the Company’s Vice President and President - Identification Solutions. On February 9, 2015, the Company entered into a written agreement with Mr. Williamson to remain employed by the Company, where he was entitled to receive regular salary and benefits, through July 31, 2015, to assist in the transition of his duties to his successor and be otherwise available in a consultative position to assist with respect to transitional issues.  In addition, the agreement with Mr. Williamson provided for a severance payment of $447,620 to be paid in equal installments throughout the 24 months following his separation from employment, as well as non-competition and non-solicitation provisions stipulating his agreement not to compete with the Company or solicit its employees, customers and vendors for a period of 24 months after his retirement, $15,000 of outplacement service fees and standard confidentiality, waiver and non-disparagement provisions.

Appointment of J. Michael Nauman: On August 1, 2014, the Board of Directors appointed J. Michael Nauman as President, Chief Executive Officer and Director of the Company, effective August 4, 2014.

The Company entered into an employment offer letter dated August 1, 2014 with Mr. Nauman (the “Offer Letter”)
providing that Mr. Nauman will receive an annual base salary of $675,000, subject to periodic review and adjustment. The Offer Letter also provided that he will participate in the Company’s annual cash incentive plan in fiscal 2015, with a targeted annual incentive opportunity of 100% of base salary and a maximum annual incentive opportunity of 200% of base salary. The Offer Letter also provided that he would receive awards under the Company’s 2012 Omnibus Incentive Stock Plan in September 2014, subject to the discretion of the Committee, with a grant date value of $1.8 million, divided equally between time-based options and restricted stock units.  Under the terms of the Offer Letter, Mr. Nauman is required to hold, directly or indirectly, shares of Brady common stock equal to five times his base salary within five years of his appointment.

The Offer Letter provided that Mr. Nauman is eligible to participate in all employee benefit plans and programs generally available to the Company’s executive officers, including perquisites covering a car allowance, financial planning and executive physical program, and that he will be reimbursed for certain of his relocation expenses.   The Offer Letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality, waiver and non-disparagement provisions.   Should Mr. Nauman’s employment be terminated by the Company without cause or should he resign for good reason (as such events are defined in the Offer Letter), the Company will pay Mr. Nauman a severance benefit equal to two times the sum of his base salary and target bonus.

Upon commencement of his employment on August 4, 2014, and pursuant to the terms of the Offer Letter, the Company entered into a Restricted Stock Unit Agreement with Mr. Nauman (the “RSU Agreement”) under which Mr. Nauman received 53,668 time-based restricted stock units ("RSUs") with an aggregate award value of $1.5 million, as calculated based on the 30-day average NYSE closing price of the Company’s Class A Non-Voting Common Stock.  The RSUs vest in equal annual increments on the third, fourth and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or termination by the Company without cause (as such events are defined in the RSU Agreement).

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

Appointment of Russell R. Shaller: On June 5, 2015, the Company announced the appointment of Russell R. Shaller as Senior Vice President of the Company and President - Identification Solutions, effective June 22, 2015 (the "Hire Date").

The Company entered into an employment offer letter dated June 2, 2015 with Mr. Shaller (the “Offer Letter”). The Offer Letter provides that Mr. Shaller will receive an annual base salary of $340,000, with eligibility for a target annual bonus at 55% of base salary beginning in fiscal 2016, recommendation for a fiscal 2016 annual equity award with a grant date value of $450,000, a cash sign-on bonus of $115,000, and will participate in the Company's equity incentive and other benefit plans on a basis similar to other executive officers, including an automobile allowance. The Offer Letter further provided that Mr. Shaller would receive a sign-on award of time-based RSUs with a grant date value of $525,000, to be granted on the Hire Date. The RSUs vest in equal increments upon the first, second, third, fourth, and fifth anniversaries of the grant date. Mr. Shaller will have a Company share ownership requirement equal to three times his base salary.

Pursuant to the terms of the Offer Letter, Mr. Shaller is eligible for a severance benefit equal to his base salary plus target bonus should his employment be terminated by the Company without cause or should he resign for good reason (as such events are defined in the Offer Letter). The Offer Letter also provided that Mr. Shaller would be eligible to enter into a change of control agreement in a form substantially the same as the change of control agreements entered into by other executive officers of the Company, where in the event of a qualifying termination following a change of control, he would receive payment of two times base salary and two times the average bonus payment received in the three years immediately prior to the date of the change of control.

Effective August 28, 2015, the Company entered into a Change of Control Agreement with Mr. Shaller (the "Change of Control Agreement"). Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Shaller will receive two times his base salary and two times the average bonus payment received in the three years immediately prior to the date of the change of control.

Effective September 11, 2015, the Company entered into a Change of Control Agreement with Mr. Pearce (the "Change of Control Agreement"). Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Pearce will receive two times his base salary and two times the average bonus payment received in the three years immediately prior to the date of the change of control.

Executive Summary
Our Business
Since our founding over 100 years ago, we have grown the Company by developing innovative high-performing products, participating in growing markets, delivering on-time solutions and leveraging our core competencies across our businesses. Our strategy is to be the market leader in each of the global businesses we are focused on.

Our passion around market leadership is tempered only by the fact that when we win, we win the right way. Our values have been, and will be, the cornerstone of everything that we do at Brady. Put Our Customer's Experience at the Center, Be Better Every Day, Differentiate Through Innovation, Unlock Potential in Yourself and Others, Deliver What You Promise, Protect Our Future and Win the Right Way describe the behaviors that we expect and reward at Brady.
In order to achieve our goals, we recognize it is critical to assemble and maintain a leadership team with the integrity, skills and dedication needed to execute our growth plan. We design and use our compensation plans to help us achieve these objectives and align our rewards with the intended behaviors and outcomes.

Our Fiscal 2015 Performance and Link to Pay Decisions

Fiscal 2015 Resulted in No Incentive Plan Bonuses for NEOs

Over the past two years, we have made significant portfolio and management decisions designed to better position the Company for growth in the future. These changes were a meaningful shift from the more volatile and less profitable consumer electronics industry to a focus on organic growth opportunities within our two current business segments, Identification Solutions ("IDS”) and Workplace Safety ("WPS"). In our IDS business, our strategy for growth includes expanding the business in high opportunity markets and investing in research and development ("R&D") activities to develop and launch innovative, high-value products more efficiently. In our WPS business, our strategy to return to growth includes a focus on workplace safety critical industries, expansion of our product offerings, further developed pricing capabilities, and increased investment in digital.

•	On a GAAP basis, our fiscal 2015 net earnings from continuing operations were $4.9 million.

•	Brady continues to demonstrate adequate cash generation to meet ongoing business needs as we generated $93.3 million of cash flow from operating activities during the year ended July 31, 2015.

•	Our sales from continuing operations for the full year were $1.17 billion, down 4.4% from fiscal 2014. Organic sales were up 1.0% and foreign currency translation decreased sales by 5.4%.

Our gross debt-to-EBIDTA is approximately 2.0 at July 31, 2015. Having a strong balance sheet puts us in a solid financial position to fund future growth opportunities or return value to our shareholders.

For fiscal 2015, with the exception of Messrs. Pearce and Felmer, we did not increase the base salary or target bonus opportunities of our named executive officers. Mr. Pearce received a 30.1% increase in base salary over fiscal 2014 levels and his target bonus increased from 50% to 60% of base salary as a result of his increased responsibilities associated with his appointment as Senior Vice President and Chief Financial Officer. Mr. Felmer's target bonus opportunity was increased over fiscal 2014 from 70% to 80% of base salary in recognition of his appointment as Senior Vice President and President - Workplace Safety.

No named executive officer received a performance-based bonus award for fiscal 2015 since we did not achieve the threshold level of performance relative to our WPS segment, IDS segment, or total Company objectives.

As a group, the 2015 grant date fair market value of all equity compensation granted to our named executive officers was 268.9% of base salary. Fiscal 2015 grants were made in the form of time-based stock options and time-based restricted stock units. Stock options, which are inherently performance-based and have value only to the extent that the price of our stock increases, have been and continue to be a significant part of our named executive officers' compensation package. Restricted stock units that vest with the passage of time were granted to our named executive officers for the first time beginning in fiscal 2014 and were intended to facilitate retention while shifting the Company's use of different equity types to more closely reflect general market norms.
The grant date value of awards granted to our named executive officers was 148% higher than in fiscal 2014. Of the total increase in grant date value over fiscal 2014, 95% was due to the fiscal 2015 equity compensation to Mr. Nauman, who was appointed as President, Chief Executive Officer and Director effective August 4, 2014. In fiscal 2014, no equity compensation was made to Mr. Nauman's predecessor and no significant incremental equity compensation was made to Mr. Felmer, who served as the Company's Interim President and Chief Executive Officer. An additional 17% of the increase was due to the sign-on award of time-based restricted stock units to Mr. Shaller as a result of his appointment as Senior Vice President and President - Identification Solutions, effective June 22, 2015. The remaining 36% increase was due to time-based restricted stock units awarded to Messrs. Pearce, Curran, and Felmer and Ms. Nelligan during fiscal 2015 for retention purposes, which was not similarly awarded in the prior year. Overall, target total compensation for our named executive officers, exclusive of the one-time retention awards, was at the median of our peer group companies for fiscal 2015.

Upon commencement of his appointment as President, Chief Executive Officer and Director effective August 4, 2014, Mr. Nauman was awarded 53,668 shares of time-based restricted stock units.  The units vest in equal annual increments on the third, fourth and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or termination by the Company without cause.
Upon the completion of his service as Interim President and Chief Executive Officer on August 4, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock units. The units vest upon the first anniversary of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or upon termination of employment by the Company without cause.
On October 1, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock units for retention purposes. The units will vest in equal increments on the first, second, and third anniversaries of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or upon termination of employment by the Company without cause.
Effective November 28, 2014, Mr. Felmer was awarded 10,000 shares of time-based restricted stock units for retention purposes. The units will vest in equal increments on the third, fourth, and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.
Upon commencement of his appointment as Senior Vice President and President - Identification Solutions effective June 22, 2015, Mr. Shaller was awarded 20,992 shares of time-based restricted stock units. The units vest in equal increments on the first, second, third, fourth, and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.
Effective July 15, 2015, Messrs. Pearce and Curran and Ms. Nelligan were awarded 12,171, 11,565, and 11,765 shares of time-based restricted stock units, respectively, to provide an incentive for retention. The units vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third, and fourth anniversaries, respectively, of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.

Executive Compensation Practices
As part of the Company's pay for performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	More than 45% of the named executive officers' possible compensation is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements
Mr. Nauman is required to own shares in the Company at a value equal to five times his base salary. Messrs. Pearce, Felmer and Shaller are required to own shares in the Company at a value equal to three times their base salaries. Ms. Nelligan and Mr. Curran are required to own shares in the Company at a value equal to two times their base salaries and Mr. Williamson was required to hold at least 30,000 shares of stock. There is no deadline to reach the required ownership levels, but the executive may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of the equity award, until such time as they meet the requirements.

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

Securities Trading Policy
Our Insider Trading Policy prohibits executive officers from trading during certain periods at the end of each quarter until after we disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would not be appropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments
Mr. Nauman's maximum cash benefit is equal to 2 times salary and 2 times target bonus plus a prorated target bonus in the year in which the termination occurs. For all other named executive officers except Messrs. Pearce and Shaller, the maximum cash benefit is equal to two times salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, restricted stock units shall become unrestricted and fully vested.

Messrs. Pearce and Shaller were not covered by a Change of Control Agreement in fiscal 2015. However, pursuant to the terms of Mr. Shaller's Offer Letter, dated June 2, 2015, he is eligible to enter into a change of control agreement in which he would receive two times base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs, which agreement was entered into on August 28, 2015. Effective September 11, 2015, the Company entered into a Change of Control Agreement with Mr. Pearce under which he will also receive two times his base salary and two times the average bonus payment received in the three years immediately prior to the date of the change of control.

No Employment Agreements
The Company does not maintain any employment agreements with its executives. Both Mr. Nauman's Offer Letter and Mr. Shaller's Offer Letter provide that each is deemed an at-will employee, but will receive a severance benefit in the event his employment is terminated by the Company without cause or for good reason as described in the respective Offer Letter and summarized above.

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

Determining Compensation
Management Development and Compensation Committee’s Role
The Committee is responsible for monitoring and approving the compensation of the Company's named executive officers. The Committee approves compensation and benefit policies and strategies, approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation, oversees the development process and reviews development plans of key executives, reviews compensation-related risk, administers our equity incentive plans including compliance with executive share ownership requirements, approves all severance policies or pay-outs, and consults with management regarding employee compensation generally. With respect to executive officers, at the beginning of each year, the Committee sets base salaries, approves the cash bonuses paid for the prior fiscal year, approves equity incentive awards for the new fiscal year and establishes the objective performance targets to be achieved for the new year. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive opportunity, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm and legal counsel to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation arrangements. In fiscal 2015, the Committee utilized the services of Meridian Compensation Partners as compensation consultants and Quarles & Brady LLP, as legal counsel, both of which were determined to be independent by the Committee.

Management’s Role
To aid in determining compensation for fiscal 2015, management obtained data regarding comparable executive officer compensation through a standard data subscription with Equliar, Inc. For fiscal 2015, Mr. Nauman used this data to make recommendations to the Committee concerning compensation for each named executive officer other than himself. In setting compensation for our named executive officers, the Committee takes into consideration these recommendations, along with the results of the Company during the previous fiscal year, the level of responsibility, demonstrated leadership capability, the compensation levels of executives in comparable roles from within our peer group and the results of annual performance reviews which, for our chief executive officer, included feedback from his direct reports and a self-appraisal. In addition, during fiscal 2015, the Committee took into consideration the recommendations of its independent compensation consultant, particularly with respect to compensation elements related to the chief executive officer transition. Mr. Nauman did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.
Tally Sheets
The Committee reviews executive officer compensation tally sheets each year. These summaries set forth the dollar amount of all components of each named executive officer's compensation, including base salary, annual target and actual cash incentive compensation, annual equity incentive compensation, the value of outstanding equity, stock option exercises during the year, stock option gains during the year, the value of Brady's contribution to retirement plans, the value of Company-provided health and welfare benefits and social security taxes paid on the executive's behalf. Reviewing this information allows the Committee to determine what an executive officer's total compensation is and how a potential change to an element of our compensation program would affect the officer's overall compensation.
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
The base salary, annual cash and long-term equity incentive components are determined through a pay-for-performance approach, targeted at market median for the achievement of performance goals with an opportunity for upper quartile pay when top-tier performance is achieved. Our compensation structure is balanced by the payment of below market median compensation to our named executive officers when actual fiscal results do not meet or exceed expected fiscal results, such as in fiscal years 2013, 2014, and 2015. The following table describes the purpose of each performance-based component and how that component is related to our pay-for-performance approach:

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

Establishing Our Total Compensation Component Levels
The Committee uses peer group data to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity incentives of positions similar to those of our named executive officers. The Committee's assessment of the revenue of the companies in the fiscal 2014 peer group resulted in revisions to the peer group for fiscal 2015 to more closely align the Company with a peer group of companies with similar annual revenues. The following 26 companies were included in the fiscal 2015 total compensation analysis conducted using publicly available data sourced through Equilar, Inc: Actuant Corporation; Acuity Brands, Inc.; A.O. Smith Corporation; Apogee Enterprises, Inc.; Barnes Group Inc.; Clarcor Inc.; Curtiss-Wright Corporation; EnPro Industries, Inc.; Entegris, Inc.; ESCO Technologies Inc.; Federal Signal Corp.; Graco Inc.; HB Fuller Company; Hexcel Corporation; IDEX Corporation; II-VI Incorporated; Modine Manufacturing Company; Mine Safety Appliances Company; Myers Industries Inc.; Nordson Corporation; Plexus Corp.; Polypore International Inc.; Powell Industries, Inc.; Watts Water Technologies, Inc.; and Zebra Technologies Corporation.
Based on our analysis of the fiscal 2015 peer group used for determining fiscal 2015 compensation, performed in July 2014, the base salaries of our named executive officers were generally at the median of our peers. Fiscal 2015 target total compensation of our named executive officers, inclusive of base salary, cash incentives and equity awards, was also at the median of our peer companies, although certain of the named executive officers were above and others were below such mark.

Fiscal 2015 Named Executive Officer Compensation
Base Salaries
Other than with respect to Mr. Pearce, Mr. Nauman did not recommend and the Committee did not approve increases in base salary for the named executive officers because they were paid base salaries consistent with the median of base salaries for similar positions at our peer group companies. The Committee approved a 30.1% increase in base salary for Mr. Pearce for fiscal 2015 as a result of his increased responsibilities associated with his appointment as Senior Vice President and Chief Financial Officer effective September 10, 2014.

Named Executive Officer	Fiscal 2014	Fiscal 2015	Percentage Increase
J. Michael Nauman (1)	$—	$675,000	—%
Aaron J. Pearce	229,639	288,429	30.1%
Thomas J. Felmer	384,625	386,937	—%
Bentley N. Curran	283,314	285,053	—%
Helena R. Nelligan	290,000	290,000	—%
Russell R. Shaller (2)	—	340,000	—%
Matthew O. Williamson	383,675	383,675	—%

(1)	Mr. Nauman was appointed as President, Chief Executive Officer and Director of the Company, effective August 4, 2014.

(2)	Mr. Shaller was appointed as Senior Vice President and President - Identification Solutions, effective June 22, 2015.

The salary detail in the table above reflects the annualized 12-month salary for each executive. The salaries in the Summary Compensation Table reflect fiscal year compensation earned including three (3) months at fiscal 2014 rates and nine (9) months at fiscal 2015 rates. The difference in base salary for Messrs. Felmer and Curran from fiscal 2014 to 2015 is entirely related to a base salary increase in fiscal 2014.

Annual Cash Incentive Awards
The Company is organized and managed on a global basis with two business platforms: Identification Solutions (“IDS”) and Workplace Safety (“WPS”), which are reportable segments. All named executive officers participate in an annual cash incentive plan, which is based on fiscal year financial results of a segment or the Company. Set forth below is a description of the fiscal 2015 financial measures:

•
Organic sales growth: Organic sales growth is measured as the increase in total Company sales from continuing operations, excluding all acquired and divested sales and adjusted for foreign currency changes for the current year, divided by organic sales from continuing operations from the prior year. Organic sales are also known as “core sales” and “base sales." Organic sales growth is reported quarterly and annually in the Company's 10-Q and 10-K SEC filings.

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

•
Pre-tax income: Pre-tax income is defined as total Company revenues at actual exchange rates minus total Company expenses for the cost of doing business. Pre-tax income excludes income tax expense, certain non-routine expenses such as restructuring charges, and income or loss from acquisitions or divestitures completed in fiscal 2015.

The achievement of the total Company sales growth and profit thresholds, for those named executive officers whose incentive is determined by those goals, and of the segment sales growth and profit thresholds, for those named executive officers whose incentive is determined by those goals, defined above, determines how much the annual bonus pool is funded. The bonus pool for an annual cash incentive plan is funded as 20% by the achievement of the sales growth thresholds and 80% by the achievement of the profit thresholds. However, if final fiscal year sales growth is negative for an annual cash incentive plan, no annual bonus pool is funded for that plan, regardless of the final profit threshold achieved. Similarly, if the minimum profit threshold is not met for an annual cash incentive plan, no annual bonus pool is funded for that plan, regardless of the final sales growth threshold achieved.

The achievement of the Company fiscal objectives called the "Focal Points", as agreed on by the CEO and Committee at the start of the fiscal year to be critical to the execution of the Company's strategy, is used as a multiplier to determine how much of the funded bonus pool will be made available for distribution as a bonus, with maximum achievement of 100%. Finally, the named executive officer's individual contribution, in line with their annual performance rating, is used as a multiplier to determine what percentage of available bonus is earned and payable to him or her and can range from 0% to 150%.

Messrs. Nauman, Pearce and Curran and Ms. Nelligan
The cash incentive payable to Messrs. Nauman, Pearce and Curran and Ms. Nelligan for fiscal 2015 was based on total Company organic sales growth and pre-tax income. We use organic sales growth because we believe that the long-term value of our enterprise depends on our ability to grow revenue without regard for acquisitions. We use pre-tax income to focus on effectively managing our costs while growing our revenue.
For fiscal 2015, no bonus was funded for these named executive officers as the organic sales and pre-tax income thresholds were not achieved. Since no bonus was funded, the multipliers for the achievement of total Company objectives and individual performance did not apply. The threshold, target, maximum and actual amounts for Messrs. Nauman, Pearce and Curran and Ms. Nelligan were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2015 Actual Result
Organic Sales Growth (20%)	2.3%	5%	7.0% or more	1.0%
Pre-Tax Income (80%)(millions)	$108.0	$126.6	$136.4 or more	$41.8
Focal Point Multiplier	0%	100%	100%	N/A
Individual Performance Multiplier	0%	100%	150%	N/A
Fiscal 2015 Bonus Award				Actual (% of Salary)	Actual ($)
J. Nauman	0%	100%	200%	0%	$0
A. Pearce	0%	60%	120%	0%	$0
B. Curran	0%	60%	120%	0%	$0
H. Nelligan	0%	50%	100%	0%	$0
Messrs. Felmer and Williamson
The cash incentive payable to Mr. Felmer for fiscal 2015 was based on achievement of WPS segment organic sales growth and WPS segment income from operations. The cash incentive payable to Mr. Williamson for fiscal 2015 was based on achievement of IDS segment organic sales growth and IDS segment income from operations. We use segment organic sales and income from operations goals because we believe they align Messrs. Felmer and Williamson to the management of sales and expenses directly within their control as the President-Workplace Safety, and Former President-Identification Solutions, respectively.

For fiscal 2015, no bonus was funded to Messrs. Felmer and Williamson as the respective segment organic sales and segment income from continuing operations thresholds were not achieved. Since no bonus was funded, the multipliers for the achievement of Company objectives and individual performance did not apply.
For 2015, the threshold, target, maximum and actual amounts for Mr. Felmer were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2015 Actual Result
WPS Segment Organic Sales Growth (20%)	3.7%	7.5%	9.3% or more	(0.4)%
WPS Segment IFO (80%)(millions)	$70.1	$77.6	$80.1 or more	$61.0
Focal Point Multiplier	0%	100%	100%	N/A
Individual Performance Multiplier	0%	100%	150%	N/A
Fiscal 2015 Bonus Award				Actual (% of Salary)	Actual ($)
T. Felmer	0%	80%	160%	0%	$0
For 2015, the threshold, target, maximum and actual amounts for Mr. Williamson were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2015 Actual Result
IDS Segment Organic Sales Growth (20%)	2.6%	4.8%	6.9% or more	1.7%
IDS Segment IFO (80%)(millions)	$176.1	$187.5	$199.5 or more	$117.6
Focal Point Multiplier	0%	100%	100%	N/A
Individual Performance Multiplier	0%	100%	150%	N/A
Fiscal 2015 Bonus Award				Actual (% of Salary)	Actual ($)
M. Williamson	0%	70%	140%	0%	$0
Mr. Shaller
Mr. Shaller's Offer Letter provided that he is eligible to participate in Brady's annual cash incentive plan, beginning in fiscal 2016, with a target bonus opportunity of 55% of base salary with upside potential to 110% of base salary depending on individual performance and Company results. Mr. Shaller received a $115,000 sign-on bonus in fiscal 2015, which was intended to compensate for the forfeiture of his existing incentive opportunity at his former employer.
The target annual cash incentive award that would be payable to each executive officer is calculated as a percentage of the officer's eligible compensation defined as base salary in effect during the fiscal year, pro-rated to reflect base salary adjustments throughout the fiscal year.
For fiscal 2015, the Committee reviewed the impact of unusual and unforeseen events on the payout of bonuses and determined that none would be considered in the calculation of bonus payouts. In general, the Committee regularly reviews and makes decisions on the impact of unusual events on a case-by-case basis and continually evaluates compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation.

Long-Term Equity Incentive Awards
The Company has historically utilized a variety of incentive vehicles including performance-based stock options, time-based stock options, performance-based restricted shares, time-based restricted shares and time-based restricted stock units to attract, retain and motivate key employees who directly impact the long-term performance of the Company. The size and type of equity awards for executives other than the chief executive officer are determined annually by the Committee with input from the chief executive officer. With regard to the award size given to the chief executive officer, the Committee uses its discretion in combination with market competitive information obtained periodically from Equilar Inc and, for fiscal 2015 in connection with the chief executive officer transition, the recommendation of its independent compensation consultant.
For fiscal 2015, the Committee reviewed the Black-Scholes valuations of historical grants, median levels of equity awarded to similar positions at our peer companies and the estimated value of all proposed grants and then authorized fiscal 2015 awards consisting of a combination of time-based stock options and time-based restricted stock units.
Time-based Stock Options: The annual grant of time-based stock options in fiscal 2015 was reviewed and approved by the Committee on September 9, 2014, with an effective grant date of September 25, 2015. The grant price was the fair market value of the stock on the grant date, which was calculated as the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten-year life.
Time-based Restricted Stock Units: The annual grant of time-based restricted stock units for fiscal 2015 was reviewed and approved by the Committee on September 9, 2014, with an effective grant date of September 25, 2014. The grant price was the final closing price on the date of grant. These time-based restricted stock units vest one-third each year for the first three years.
The following is a summary of the annual grant of time-based stock options and time-based RSUs made to our named executive officers on September 25, 2014:
Fiscal 2015 Annual Equity Grants

Named Officers	Number of Time-Based Stock Options	Grant Date Fair Value	Number of Time-Based RSUs	Grant Date Fair Value
J. Nauman	130,592	$893,282	39,876	$903,590
A. Pearce	34,825	$238,212	10,634	$240,966
T. Felmer	47,159	$322,580	14,400	$326,304
B. Curran	12,697	$86,851	3,877	$87,853
N. Nelligan	21,766	$148,885	6,646	$150,598
R. Shaller	—	$—	—	$—
M. Williamson	34,825	$238,212	10,634	$240,966
In addition, upon commencement of his appointment as President, Chief Executive Officer and Director on August 4, 2014, Mr. Nauman was awarded 53,668 shares of time-based restricted stock units.  The units vest in equal annual increments on the third, fourth and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or termination by the Company without cause.
Upon the completion of his service as Interim President and Chief Executive Officer on August 4, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock units. The units vest upon the first anniversary of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or upon termination of employment by the Company without cause.
On October 1, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock units for retention purposes. The units will vest in equal increments on the first, second, and third anniversaries of the grant date, with vesting accelerated in the event of death, disability, termination following a change of control, or upon termination of employment by the Company without cause.
Effective November 28, 2014, Mr. Felmer was awarded 10,000 shares of time-based restricted stock units for retention purposes. The units will vest in equal increments on the third, fourth, and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.
Upon commencement of his appointment as Senior Vice President and President - Identification Solutions effective June 22, 2015, Mr. Shaller was awarded 20,992 shares of time-based restricted stock units. The units vest in equal increments on the first, second, third, fourth, and fifth anniversaries of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.
Effective July 15, 2015, Messrs. Pearce and Curran and Ms. Nelligan were awarded 12,171, 11,565, and 11,765 shares of time-based restricted stock units, respectively, to provide an incentive for retention. The units vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third, and fourth anniversaries, respectively, of the grant date, with vesting accelerated in the event of death, disability, or termination following a change of control.
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
Perquisites: Brady provides the named executive officers with the following perquisites that are not available to other non-executive employees:

•	Annual allowance for financial and tax planning

•	Company car or car allowance

•	Long-term care insurance

•	Personal liability insurance

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

The Board of Directors has established the following stock ownership requirements for our named executive officers:

J. Nauman	5 times base salary
A. Pearce	3 times base salary
T. Felmer	3 times base salary
B. Curran	2 times base salary
H. Nelligan	2 times base salary
R. Shaller	3 times base salary
M. Williamson	30,000 shares
The stock ownership requirement for each director is 5,000 shares of Company stock.

There is no deadline to reach the required ownership levels, and Messrs. Curran, Felmer and Williamson had met and retained their respective ownership levels as of fiscal 2015. If an executive does not meet the above ownership level or certain interim levels, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level, and the executive may not sell any shares, other than to cover tax withholding requirements associated with the exercise or vesting of the equity award, until such time as they meet the requirements.
The Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met. For purposes of determining whether an executive meets the required ownership level, Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan, Company stock owned in the Employee 401(k) Plan or pension plan and time-based restricted stock or restricted stock units are included. In addition, vested stock options that are “in the money” are included.
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

Employment and Change of Control Agreements
In fiscal 2015, the Company did not have employment agreements with our executives. The Offer Letter entered into with Mr. Nauman on August 1, 2014, provides that he is deemed an at at-will employee, but will receive a severance benefit equal to two times the sum of his base salary and target bonus in the event his employment is terminated without cause or for good reason as described therein. The Offer Letter entered into with Mr. Shaller on June 22, 2015, provides that he is deemed an at at-will employee, but will receive a severance benefit equal to his base salary plus target bonus in the event his employment is terminated without cause or for good reason as described therein.
The Board of Directors of Brady Corporation approved change of control agreements for certain executive officers of the Company, including Messrs. Curran, Felmer and Williamson and Ms. Nelligan. Messrs. Pearce and Shaller were not covered by a Change of Control Agreement in fiscal 2015. In conjunction with Mr. Shaller's Offer Letter, dated June 2, 2015, the Board of Directors approved a change of control agreement in the same form executed by other named executive officers of the Company described herein, which agreement was entered into on August 28, 2015. Effective September 11, 2015, the Company entered into a Change of Control Agreement with Mr. Pearce. The agreements applicable to the covered named executive officers other than Mr. Nauman provide a payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. The agreements for Messrs. Felmer, and Williamson also provide for reimbursement of any excise taxes imposed, and all of the agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be spread over two years. See the section entitled "Appointment of J. Michael Nauman" above for a description of Mr. Nauman's Change of Control Agreement.
Under the terms of the 2012 Omnibus Incentive Stock Plan, in the event of (a) the merger or consolidation of the Corporation with or into another corporation or corporations in which the Corporation is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Corporation, or (c) the sale or exchange of all or substantially all the assets of the Corporation for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable and all restrictions placed on restricted stock and restricted stock units will lapse. If any stock option is canceled subsequent to the events described above, the Corporation or the corporation assuming the obligations of the Corporation, shall pay an amount of cash or stock equal to the in-the-money value of the canceled stock options.
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
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2015, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Harris, Ms. Bruno and Ms. Gioia, and Mr. Richardson from August 1, 2014 to November 19, 2014. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.
Gary Balkema, Chairman
Nancy Gioia
Frank Harris
Elizabeth P. Bruno

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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2015, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2015, July 31, 2014 and July 31, 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards and RSUs ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
J.M. Nauman, President, CEO, & Director (5)	2015	$649,039	—	$2,287,151	$893,282	$—	$86,716	$3,916,188
A.J. Pearce, Senior VP & CFO (5)	2015	290,121	—	540,982	238,212	—	43,418	1,112,733
T.J. Felmer	2015	386,937	—	820,304	$322,580	—	57,364	1,587,185
Senior VP, President-Workplace Safety, Former CFO	2014	384,397	—	477,221	325,001	—	59,842	1,246,461
	2013	377,500	—	—	422,007	—	54,164	853,671
B.N. Curran, VP-Digital Business & CIO (5)	2015	285,053	—	372,930	86,851	—	57,459	802,293
H.R. Nelligan, Senior VP-HR (5)(6)	2015	290,000	25,000	440,966	148,885	—	49,809	954,660
R.R. Shaller, Senior VP & President - Identification Solutions (5)(7)	2015	26,154	115,000	524,590	—	—	1,749	667,493
M.O. Williamson	2015	383,675	—	240,966	238,212	—	77,046	939,899
President - IDS & VP - Brady Corporation	2014	383,675	—	242,750	240,003	31,422	50,747	948,597
	2013	380,666	—	—	319,984	—	62,067	762,717

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

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2015. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(3)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(4)
The amounts in this column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car or car allowance, and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include relocation assistance, annual allowances for financial and tax planning and the cost of an annual physical health exam.

(5)	Fiscal 2015 is the first year during the terms of Messrs. Nauman, Pearce, Curran, and Shaller and Ms. Nelligan in which the criteria as a Named Executive Officer were met.

(6)
In September 2014, Ms. Nelligan received the second installment of her sign-on bonus in the amount of $25,000 in conjunction with her appointment as Senior Vice President, Human Resources, effective November 18, 2013.

(7)	Mr. Shaller received a sign-on bonus of $115,000 in fiscal 2015 in conjunction with his appointment as Senior Vice President and President - Identification Solutions, effective June 22, 2015.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-Term Disability Insurance ($)	Relocation ($)	Other ($)	Total ($)
J.M. Nauman (1)	2015	$23,885	$17,308	$975	$4,860	$4,282	$27,676	$7,730	$86,716
A.J. Pearce (1)	2015	24,854	15,313	424	—	2,727	—	100	43,418
T.J. Felmer	2015	30,955	18,000	747	3,737	3,225	—	700	57,364
	2014	30,505	20,159	1,102	4,048	4,028	—	—	59,842
	2013	30,200	14,940	791	3,737	3,436	—	1,060	54,164
B.N. Curran (1)	2015	22,804	27,069	526	3,737	3,123	—	200	57,459
H.R. Nelligan (1)	2015	25,200	18,000	457	2,491	3,422	—	239	49,809
R.R. Shaller (1)	2015	—	1,383	—	—	91	275	—	1,749
M. O. Williamson (2)	2015	33,208	17,668	761	5,501	3,708	—	16,200	77,046
	2014	30,694	8,925	1,046	5,959	4,123	—	—	50,747
	2013	40,581	10,847	798	5,501	3,916	—	424	62,067

(1) Fiscal 2015 was the first year during the terms of Messrs. Nauman, Pearce, Curran, and Shaller and Ms. Nelligan in which the criteria as a Named Executive Officer were met.

(2) Mr. Williamson resigned as Vice President and President - Identification Solutions effective February 9, 2015 and his employment with the Company terminated on July 31, 2015 in connection with his retirement. Payment by the Company for $15,000 of outplacement service fees incurred in conjunction with his separation are included under the "Other " column in the table above.

Grants of Plan-Based Awards for 2015
The following table summarizes grants of plan-based awards made during fiscal 2015 to the named executive officers.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options	All Other Stock Awards: Number of Shares of Stock or Units		Exercise or Base Price of Stock or Option Awards	Grant Date Fair Value of Stock and Option Awards
Name			Threshold ($)	Target ($)	Maximum ($)	(#)	(#)		(2)	($)
J.M. Nauman			$—	$675,000	$1,350,000
	8/4/2014	8/1/2014	—	—	—		53,668	(3)	$25.78	$1,383,561
	9/25/2014	9/9/2014	—	—	—	130,592	39,876		22.66	1,796,873
A.J. Pearce			—	180,000	360,000
	9/25/2014	9/9/2014	—	—	—	34,825	10,634		22.66	479,178
	7/15/2015	7/14/2015	—	—	—		12,171	(4)	24.65	300,015
T.J. Felmer			—	309,550	619,100
	8/4/2014	8/1/2014	—	—	—		5,000	(5)	25.78	128,900
	9/25/2014	9/9/2014	—	—	—	47,159	14,400		22.66	648,884
	10/1/2014	10/1/2014	—	—	—		5,000	(6)	22.56	112,800
	11/28/2014	11/18/2014	—	—	—		10,000	(7)	25.23	252,300
B.N. Curran			—	171,032	342,063
	9/25/2014	9/9/2014	—	—	—	20,678	3,877		22.66	174,704
	7/15/2015	7/14/2015	—	—	—		11,565	(4)	24.65	285,077
H.R. Nelligan			—	145,000	290,000
	9/25/2014	9/9/2014	—	—	—	21,766	6,646		22.66	299,483
	7/15/2015	7/14/2015	—	—	—		11,765	(4)	24.65	290,007
R.R. Shaller				—	—
	6/22/2015	6/1/2015					20,992	(8)	24.99	524,590
M.O. Williamson			—	268,573	537,145
	9/25/2014	9/9/2014	—	—	—	34,825	10,634		22.66	479,178

(1)
At its September 2014 meeting, the Management Development and Compensation Compensation Committee approved the values of the annual cash incentive award under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year. Target payout levels can range from 0 to 200 percent of base salary. In conjunction with Mr. Shaller's Offer Letter, dated June 2, 2015, the Board of Directors approved that he is eligible to participate in Brady's annual cash incentive plan, beginning in fiscal 2016, with a target bonus opportunity of 55% of base salary with upside potential to 110% of base salary depending on individual performance and Company results.

(2)	The exercise price and base price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

(3)
Represents 53,668 shares of time-based restricted stock units awarded to Mr. Nauman effective August 4, 2014 at a fair value of $25.78 per share upon his appointment as President, Chief Executive Officer and Director.

(4)	Represents shares of time-based restricted stock units awarded to Messrs. Pearce and Curran and Ms. Nelligan on July 15, 2015 at a fair value of $24.65 for retention purposes.

(5)
Represents 5,000 shares of time-based restricted stock units awarded to Mr. Felmer on August 4, 2014, the date of the end of his term as Interim President and Chief Executive Officer, at a fair value of $25.78.

(6)	Represents 5,000 shares of time-based restricted stock units awarded to Mr. Felmer on October 1, 2014 at a fair value of $22.56 for retention purposes.

(7)	Represents 10,000 shares of time-based restricted stock units awarded to Mr. Felmer on November 28, 2014 at a fair value of $25.23 for retention purposes.

(8)
Represents 20,992 shares of time-based restricted stock units awarded to Mr. Shaller effective June 22, 2015 at a fair value of $24.99 per share upon his appointment as Senior Vice President and President - Identification Solutions.

Outstanding Equity Awards at 2015 Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)
J.M. Nauman	—	130,592	(8)	$22.66	9/25/2024
						53,668	(6)	$1,262,271
						39,786	(9)	937,884

A.J. Pearce	5,000			$37.83	11/30/2015
	5,000			38.19	11/30/2016
	5,000			38.31	12/4/2017
	20,000			36.07	7/22/2018
	5,000			20.95	12/4/2018
	7,000			28.73	9/25/2019
	10,000			29.10	9/24/2020
	9,000			27.00	9/30/2021
	6,000	3,000	(1)	30.21	9/21/2022
	1,508	3,015	(2)	31.07	9/20/2023
	—	34,825	(8)	22.66	9/25/2024
						868	(3)	$20,415
						10,634	(9)	250,112
						12,171	(13)	286,262

T.J. Felmer	25,000	—		37.83	11/30/2015
	25,000	—		38.19	11/30/2016
	25,000	—		38.31	12/4/2017
	25,000	—		20.95	12/4/2018
	23,334			29.78	8/3/2019
	35,000	—		28.73	9/25/2019
	11,667	—		28.35	8/2/2020
	40,000	—		29.10	9/24/2020
	35,000	—		27.00	9/30/2021
	30,334	15,166	(1)	30.21	9/21/2022
	11,288	22,574	(2)	31.07	9/20/2023
	—	47,159	(8)	22.66	9/25/2024
						7,053	(3)	165,887
						5,000	(7)	117,600
						14,400	(9)	338,688
						5,000	(10)	117,600
						10,000	(11)	235,200

B.N. Curran	12,000	—		$37.83	11/30/2015
	12,000	—		38.19	11/30/2016
	15,000	—		38.31	12/4/2017
	15,000	—		20.95	12/4/2018
	16,667	—		29.78	8/3/2019

	25,000	—		28.73	9/25/2019
	5,556	—		28.35	8/2/2020
	15,000	—		29.10	9/24/2020
	13,000	—		27.00	9/30/2021
	8,667	4,333	(1)	30.21	9/21/2022
	3,039	6,078	(2)	31.07	9/20/2023
	—	12,697	(8)	22.66	9/25/2024
						1,899	(3)	$44,664
						3,877	(9)	91,187
						11,565	(13)	272,009

H.R. Nelligan	5,568	11,135	(4)	$29.51	11/18/2023
	—	21,766	(8)	22.66	9/25/2024
						3,402	(5)	$80,015
						6,646	(9)	156,314
						11,765	(13)	276,713

R.R. Shaller						20,992	(12)	$493,732

M.O.Williamson	30,000	—		33.89	8/1/2015
	25,000	—		37.83	11/30/2015
	25,000	—		38.19	11/30/2016
	25,000	—		38.31	12/4/2017
	8,334	—		20.95	12/4/2018
	23,334	—		29.78	8/3/2019
	35,000	—		28.73	9/25/2019
	10,000	—		28.35	8/2/2020
	35,000	—		29.10	9/24/2020
	30,000	—		27.00	9/30/2021
	23,000	11,500	(1)	30.21	9/21/2022
	8,336	16,670	(2)	31.07	9/20/2023

(1)	The remaining shares will vest on September 21, 2015.

(2)	One-half of the options vest on September 20, 2015 and the remaining options vest on September 20, 2016.

(3)
This award represents time-based restricted stock units awarded on September 20, 2013 as part of the annual fiscal 2014 equity grant. One-half of the units vest on September 20, 2015 and the remaining units vest on September 20, 2016.

(4)
Ms. Nelligan was granted 16,703 stock options on November 18, 2013, the date she joined the Company as an officer. One-half of the remaining options vest on November 18, 2015 and the remaining options vest on November 18, 2016.

(5)
Ms. Nelligan was awarded 5,104 shares of time-based restricted stock units on November 18, 2013, the date she joined the Company as an officer. One-half of the remaining units vest on November 18, 2015 and the remaining units vest on November 18, 2016.

(6)
Mr. Nauman was awarded 53,668 shares of time-based restricted stock units on August 4, 2014, the effective date of his appointment as President, Chief Executive Officer, and Director of the Company. One-third of the units vest on August 4, 2017, one-third of the units vest on August 4, 2018, and one-third of the units vest on August 4, 2019.

(7)
Mr. Felmer was awarded 5,000 shares of time-based restricted stock units effective August 4, 2014, the date of the end of his term as Interim President and Chief Executive Officer. The units vested on August 4, 2015.

(8)	One-third of the options vest on September 25, 2015, one-third of the options vest on September 25, 2016, and one-third of the options vest on September 25, 2017.

(9)
This award represents time-based restricted stock units awarded on September 25, 2014 as part of the annual fiscal 2015 equity grant. One-third of the units vest on September 25, 2015, one-third of the units vest on September 25, 2016, and one-third of the units vest on September 25, 2017.

(10)
Effective October 1, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock for retention purposes. One-third of the units vest on October 1, 2015, one-third of the units vest on October 1, 2016, and one-third of the units vest on October 1, 2017.

(11)
Effective November 28, 2014, Mr. Felmer was awarded 10,000 shares of time-based restricted stock for retention purposes. One-third of the units vest on November 28, 2017, one-third of the units vest on November 28, 2018, and one-third of the units vest on November 28, 2019.

(12)
Mr. Shaller was awarded 20,992 shares of time-based restricted stock units on June 22, 2015, the effective date of his appointment as Senior Vice President and President - Identification Solutions. One-fifth of the units vest on the first, second, third, fourth, and fifth anniversaries of the grant date, respectively.

(13)
This award represents time-based restricted stock units awarded to Messrs. Pearce and Curran and Ms. Nelligan on July 15, 2015 for retention purposes. Ten percent of the units vest on July 15, 2016, twenty percent of the units vest on July 15, 2017, thirty percent of the units vest on July 15, 2018, and fourty percent of the units vest on July 15, 2019.

Option Exercises and Stock Vested for Fiscal 2015
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2015 to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
J.M. Nauman	—	$—	—	$—
A.J. Pearce	—	$—	435	$10,005
T.J. Felmer	—	$—	8,527	$208,721
B.N. Curran	—	$—	950	$21,850
H.R. Nelligan	—	$—	1,702	$40,405
R.R. Shaller	—	$—	—	$—
M.O. Williamson	—	$—	2,605	$59,915
Non-Qualified Deferred Compensation for Fiscal 2015
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2015 for the named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
J.M. Nauman	$4,977	$2,900	$(1)	$—	$7,876
A.J. Pearce	56,470	3,325	5,432	—	447,813
T.J. Felmer	5,078	10,155	252,621	—	2,826,205
B.N. Curran	1,002	2,004	15,712	—	457,502
H.R. Nelligan	2,200	4,400	(1)	—	6,599
R.R. Shaller	—	—	—	—	—
M.O. Williamson	6,204	12,408	35,943	—	1,231,415
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

Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate severance agreements and change of control agreements with certain named executive officers.

The terms of severance arrangements are triggered if (i) the executive’s employment with the Company is involuntarily terminated by the Company without cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary and target bonus without the prior written agreement of the executive, (b) a significant diminution in the authority, duties or responsibilities of the executive without the executive’s prior written agreement, or (c) the relocation of the executive’s position to a principal work location more than 50 miles from Milwaukee, Wisconsin and that is also further from the executive’s principal place of residence, without the executive’s prior written agreement. Should Messrs. Nauman’s or Shaller’s employment be terminated under the circumstances described above, the Company would pay Mr. Nauman a severance benefit equal to two times the sum of his base salary and target bonus and would pay Mr. Shaller a severance benefit equal to his base salary plus target bonus. The other named executive officers are not covered by severance arrangements.
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average bonus payment received over a three-year period prior to the date the change of control occurs. For Mr. Nauman, a multiplier of the target bonus amount in effect immediately prior to the date change of control applies instead of the average bonus payment received over the prior three-year period. For Messrs. Felmer and Williamson, the Company will also reimburse the executive for any excise tax incurred by the executive as a result of Section 280(g) of the Internal Revenue Code. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Nauman, and Curran and Ms. Nelligan as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executive in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. See the section entitled "Retirement of Matthew Williamson" above in the Compensation Discussion and Analysis section for a description of the severance benefits paid to Mr. Williamson upon his resignation. No other employment agreements have been entered into between the Company and any of the named executive officers in fiscal year 2015.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.

•
The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2015. Accordingly, the tables reflect amounts earned as of July 31, 2015, and include estimates of amounts that would be paid to the named executive officer upon the termination or occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

•
The tables below include amounts the Company is obligated to pay the named executive officer as a result of the severance agreement and executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the named executive officers would receive benefits in addition to those set forth in the tables.

•
A named executive officer is entitled to receive base salary earned during his term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not shown in the tables.

J. Michael Nauman
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2015 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,350,000	$1,350,000	$2,200,155	$112,309	$25,000	$5,037,464

(1)	Represents two times the base salary in effect at July 31, 2015.

(2)	Represents two times the target bonus amount in effect at July 31, 2015.

(3)	Represents the closing market price of $23.52 on 93,544 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $23.52 and the exercise price on 130,592 unvested stock options in-the-money that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

The following table shows the amount payable assuming that the severance terms of Mr. Nauman's Offer Letter were triggered on July 31, 2015 and the named executive officer had to legally enforce the severance terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Total ($)
$1,350,000	$1,350,000	$1,262,271	$3,962,271

(1)	Represents two times the base salary in effect at July 31, 2015.

(2)	Represents two times the target bonus amount in effect at July 31, 2015.

(3)	Represents the closing market price of $23.52 on 53,668 unvested RSUs that would vest due to termination without cause.

Aaron J. Pearce
The following table shows the amount payable assuming a change of control occurred on July 31, 2015 and the named executive officer had to legally enforce the terms of the equity agreements.

Restricted Stock Unit Acceleration Gain $ (1)	Stock Option Acceleration Gain $ (2)	Total ($)
$556,789	$29,949	$586,738

(1)	Represents the closing market price of $23.52 on 23,673 unvested RSUs that would vest due to the change in control.

(2)	Represents the difference between the closing market price of $23.52 and the exercise price on 34,825 unvested stock options in-the-money that would vest due to change in control.

Thomas J. Felmer
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2015 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $ (3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
$773,874	$—	$974,975	$40,557	$—	$25,000	$1,814,406

(1)	Represents two times the base salary in effect at July 31, 2015.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2015, 2014 and 2013.

(3)	Represents the closing market price of $23.52 on 41,453 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $23.52 and the exercise price on 47,159 unvested stock options in-the-money that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Bentley N. Curran
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2015 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $ (3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$570,106	$—	$407,884	$10,919	$25,000	$1,013,909

(1)	Represents two times the base salary in effect at July 31, 2015.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2015, 2014 and 2013.

(3)	Represents the closing market price of $23.52 on 17,342 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $23.52 and the exercise price on 12,697 unvested stock options in-the-money that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Helena R. Nelligan
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2015 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$580,000	$—	$489,522	$18,719	$25,000	$1,113,241

(1)	Represents two times the base salary in effect at July 31, 2015.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2015, 2014 and 2013.

(3)	Represents the closing market price of $23.52 on 20,813 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $23.52 and the exercise price on 21,766 unvested stock options in-the-money that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Russell R. Shaller
The following table shows the amount payable assuming a change of control occurred on July 31, 2015 and the named executive officer had to legally enforce the terms of the equity agreements.

Restricted Stock Unit Acceleration Gain $ (1)	Stock Option Acceleration Gain $ (2)	Total ($)
$493,732	$—	$493,732

(1)	Represents the closing market price of $23.52 on 20,992 unvested RSUs that would vest due to the change in control.

(2)	There are no unvested stock options at July 31, 2015.

The following table shows the amount payable assuming that the severance terms of Mr. Shaller's Offer Letter were triggered on July 31, 2015 and the named executive officer had to legally enforce the severance terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Total ($)
$340,000	$187,000	$527,000

(1)	Represents one times the base salary in effect at July 31, 2015.

(2)	Represents one times the target bonus amount in effect at July 31, 2015.

Matthew O. Williamson
Mr. Williamson resigned and retired as Vice President and President - Identification Solutions of the Company effective February 9, 2015, and remained employed by the Company until July 31, 2015, the date of separation.  The Company entered into a written agreement with Mr. Williamson in connection with his retirement that provided for payment of his salary and benefits through July 31, 2015, and a severance payment of $447,620 to be paid in equal installments throughout the 24 months following his separation from employment on July 31, 2015. No vesting accelerations of unvested restricted stock or unvested stock options resulted in any payment under his separation agreement.

Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2015.

Name	Unvested Restricted Stock Units as of July 31, 2015	Restricted Stock Unit Acceleration Gain $ (1)	Unvested Stock Options In-the Money as of July 31, 2015	Stock Option Acceleration Gain $ (2)
J. Michael Nauman	93,544	$2,200,155	130,592	$112,309
A.J. Pearce	23,673	$556,789	34,825	$29,949
T.J. Felmer	41,453	$974,975	47,159	$40,557
B.N. Curran	17,342	$407,884	12,697	$10,919
H.R. Nelligan	20,813	$489,522	21,766	$18,719
R.R. Shaller	20,992	$493,732	—	$—
M.O. Williamson	—	$—	—	$—

(1)	Represents the closing market price of $23.52 on unvested awards that would vest due to death or disability.

(2)	Represents the difference between the closing market price of $23.52 and the exercise price on unvested stock options in-the-money that would vest due to death or disability.

Potential Payments Upon Termination Without Cause
In the event of termination without cause, as defined in the officer's Offer Letter or in the officer's equity agreements, as applicable, certain restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2015.

Name	Unvested Restricted Stock Units as of July 31, 2015	Restricted Stock Unit Acceleration Gain $ (1)
J. Michael Nauman	53,668	$1,262,271
A.J. Pearce	—	$—
T.J. Felmer	10,000	$235,200
B.N. Curran	—	$—
H.R. Nelligan	—	$—
R.R. Shaller	—	$—
M.O. Williamson	—	$—

(1)	Represents the closing market price of $23.52 on unvested awards that would vest due to termination without cause.

Compensation of Directors
To ensure competitive compensation for the Directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee in making recommendations to the Board of Directors regarding Director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. In fiscal 2015, the annual cash retainer paid to non-management Directors was $45,000. The remaining components of Director compensation in fiscal 2015 included $10,000 for each committee chair ($15,000 for the Audit Committee Chair) and $1,500 plus expenses for each meeting of the Board or any committee thereof, which they attended and were a member or $1,000 for single issue telephonic committee meetings of the Board. Directors also received $1,000 for each meeting they attended of any committee of which they were not a member. In addition, non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board.
On September 10, 2015, based on the recommendation of its independent compensation consultant, Meridian Compensation Partners, the Board approved revisions in the compensation structure of Directors, which will become effective following the 2015 Annual Meeting of Shareholders. The annual cash retainer paid to non-management Directors will be $60,000. Each member of the Audit Committee will receive an annual retainer of $15,000, with the Chair to receive an additional annual retainer of $15,000; each member of the Management Development and Compensation Committee will receive an annual retainer of $12,000, with the Chair to receive an additional annual retainer of $12,000; and each member of the Corporate Governance, Finance and Technology Committees will receive an annual retainer of $10,000, with the Chair of each such committee to receive an additional annual retainer of $10,000. These changes in compensation structure will result in the discontinuance of meeting fees.
In fiscal 2015, the Lead Independent Director was paid an annual fee of $50,000, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Goodkind served as Lead Independent Director in fiscal 2015, and beginning in September 2015, commenced service as Chair of the Board. The fiscal 2016 annual fee for the Chair of the Board is $50,000.
Under the terms of the Brady Corporation 2012 Omnibus Incentive Stock Plan, 5,500,000 shares of the Company's Class A Common Stock have been authorized for issuance, and the Board has full and final authority to designate the non-management Directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant.
On September 10, 2014, the Board approved an annual stock-based compensation award of 4,250 time-based stock options (having a grant date fair value of $6.94 per share) and 1,450 unrestricted shares of Class A Common Stock (having a grant date fair value of $22.57 per share), for each non-management Director, effective September 25, 2014.
On February 17, 2015, Mr. Sirkin was appointed to the Board of Directors, and in connection with his appointment, the Board approved an annual stock-based compensation award of 4,250 time-based stock options (having a grant date fair value of $8.00 per share), and 1,450 time-based restricted stock units of Class A Common Stock (having a grant date fair value of $27.24), for Mr. Sirkin, effective March 3, 2015.
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

Director Compensation Table — Fiscal 2015

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$103,500	$29,514	$32,727	$165,741
Gary S. Balkema	105,000	29,514	32,727	167,241
Elizabeth P. Bruno	69,500	29,514	32,727	131,741
Nancy L. Gioia	91,000	29,514	32,727	153,241
Conrad G. Goodkind	157,500	29,514	32,727	219,741
Frank W. Harris	83,500	29,514	32,727	145,741
Bradley C. Richardson	112,000	29,514	32,727	174,241
Harold L. Sirkin (3)	36,500	33,990	39,498	109,988

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made in fiscal 2015 for time-based stock options. The assumptions used to determine the value of the option awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K for the fiscal year ended July 31, 2015.

The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company’s common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy. Outstanding option awards at July 31, 2015 for each individual who served as a Director in fiscal 2015 include the following: Mr. Allender, 55,800 shares; Mr. Balkema, 35,400 shares; Ms. Bruno, 57,800 shares; Ms. Gioia, 8,500 shares; Mr. Goodkind, 55,800 shares; Mr. Harris, 57,800 shares; Mr. Richardson, 49,800 shares; and Mr. Sirkin, 4,250 shares.

(2)
With the exception of Mr. Sirkin, represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2015 as compensation for their services. For Mr. Sirkin, represents the fair value of shares of time-based restricted stock units of Class A Common Stock granted in fiscal 2015 as compensation for his services. The shares of unrestricted stock and restricted stock units granted to the non-management directors were valued at the closing market price of $22.57 and $27.24 on the grant dates of September 25, 2015 and March 3, 2015, respectively. Outstanding unvested restricted stock units at July 31, 2015 totaled 1,450 units, all of which were held by Mr. Sirkin.

(3)	Mr. Sirkin was appointed to the Board on February 17, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 4, 2015. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership(2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust(1) c/o Elizabeth P. Bruno 2002 S. Hawick Ct. Chapel Hill, NC 27516	1,769,304	50%

	William H. Brady III Living Trust dated November 1, 2013 (3)	1,769,304	50%
	c/o William H. Brady III 249 Rosemont Ave. Pasadena, CA 91103

(1)
The trustee is Elizabeth P. Bruno, who has sole voting and dispositive power and who is the remainder beneficiary. Elizabeth Bruno is the great-granddaughter of William H. Brady and currently serves on the Company’s Board of Directors.

(2)	An additional 20 shares are owned by a third trust with different trustees.

(3)
William H. Brady III is grantor of this revocable trust and shares voting and dispositive powers with respect to these shares with his co-trustee. William H. Brady III is the grandson of William H. Brady.

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director and Named Executive Officer individually and by all Directors and Officers of the Company as a group as of August 4, 2015. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	1,294,852	2.7%
	Thomas J. Felmer	380,177	0.8%
	Matthew O. Williamson	285,645	0.6%
	Bentley N. Curran	161,869	0.3%
	Conrad G. Goodkind	148,438	0.3%
	Patrick W. Allender (2)	106,207	0.2%
	Aaron J. Pearce	100,690	0.2%
	Frank W. Harris	82,696	0.2%
	Bradley C. Richardson	71,226	0.1%
	J. Michael Nauman	56,823	0.1%
	Gary S. Balkema	37,762	0.1%
	Helena R. Nelligan	16,147	*
	Nancy L. Gioia	5,758	*
	Harold L. Sirkin	3,000	*
	Russell R. Shaller	1,000	*
	All Officers and Directors as a Group (17 persons)	2,799,954	5.9%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Bruno’s holdings of Class A Common Stock include 876,826 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Mr. Allender's holdings of Class A Common Stock include 20,000 shares owned by the Patrick and Deborah Allender Irrevocable Trust.

(3)
The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 1,227,084 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2015, including the following: Ms. Bruno, 53,551 shares; Mr. Felmer, 328,796; Mr. Williamson, 267,839 shares; Mr. Curran, 152,534 shares; Mr. Goodkind, 51,551 shares; Mr. Allender, 51,551 shares; Mr. Pearce, 89,625 shares; Mr. Harris, 53,551 shares; Mr. Richardson, 45,551 shares; Mr. Nauman, 43,531 shares; Mr. Balkema, 31,151 shares; Ms. Nelligan, 12,824 shares; Ms. Gioia, 2,834 shares; Mr. Sirkin, 0 shares; Mr. Shaller, 0 shares; Mr. Bolognini, 0 shares; and Mr. Meyer, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2015.

(4)
The amount shown for all officers and directors individually and as a group (17 persons) includes unvested restricted stock units to acquire 33,979 shares of Class A Common Stock, which will vest within 60 days of July 31, 2015, including the following: Mr. Felmer, 13,327 units; Mr. Williamson, 0 units; Mr. Curran, 2,243 units; Mr. Pearce, 3,979 units; Mr. Nauman, 13,292 units; Ms. Nelligan, 2,216 units; Mr. Shaller, 0 units; Mr. Bolognini, 435 units; and Mr. Meyer, 271 units. No unvested restricted stock units were held by directors which will vest within 60 days of July 31, 2015. It does not include other unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2015.

(5)
The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 139,362 shares of Class A Common Stock, including the following: Ms. Bruno, 2,408 shares; Mr. Felmer, 11,822 shares; Mr. Williamson, 16,112 shares; Mr. Curran, 116 shares; Mr. Goodkind, 40,584 shares; Mr. Allender, 34,656 shares; Mr. Pearce, 3,377 shares; Mr. Harris, 0 shares; Mr. Richardson, 25,675 shares; Mr. Nauman, 0 shares; Mr. Balkema, 4,611 shares; Ms. Nelligan, 0 shares; Ms. Gioia, 0 shares; Mr. Sirkin, 0 shares; Mr. Shaller, 0 shares; Mr. Bolognini, 0 shares; and Mr. Meyer, 0 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2015
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,178,405	$29.64	3,152,013
Equity compensation plans not approved by security holders	None	None	None
Total	4,178,405	$29.64	3,152,013
The Company’s equity compensation plan allows the granting of stock options, restricted stock, restricted stock units, and unrestricted stock to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 5,500,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2012 Omnibus Incentive Stock Plan. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. Generally, restricted stock units vest one-third per year for the first three years.
In August of 2009, 2010, and 2011, certain executives and key management employees were issued stock options that vest upon meeting certain financial performance conditions in addition to the vesting schedule described above. Performance-based options expire 10 years from the date of grant. All grants under the equity plans are at market price on the date of the grant.

The Company granted 5,000 three-year cliff-vested restricted shares in December 2012, with a grant price and fair value of $32.99, which were forfeited in fiscal 2015. The Company granted 5,000 service-based cliff-vested restricted shares in October 2013, with a grant price and fair value of $29.70, which vested in fiscal 2015. The Company granted 103,055 time-based RSUs in fiscal 2014, with a weighted average grant price and fair value of $30.99. Of the time-based RSUs granted in fiscal 2014, 8,198 units were forfeited in fiscal 2014, 26,147 units were forfeited in fiscal 2015, and 29,247 units vested in fiscal 2015. The Company granted 661,412 time-based RSUs in fiscal 2015, with a weighted average grant price and fair value of $24.28, of which 23,241 units have forfeited. As a result, as of July 31, 2015, 677,454 time-based RSUs were outstanding with a weighted average grant date fair value of $24.72.

The Company granted 210,000 performance-based restricted shares in fiscal 2008, with a grant price and fair value of $32.83, and 100,000 performance-based restricted shares in August 2010, with a grant price and fair value of $28.35. The Company granted 10,000 shares of performance-based RSUs in September 2012, with a grant price and fair value of $30.21, which were forfeited in fiscal 2015. Of the fiscal 2008 performance-based restricted shares granted, 55,000, 85,000, and 70,000 shares were forfeited in fiscal 2013, 2014, and 2015, respectively. Of the August 2010 performance-based restricted shares granted, 33,333 shares vested in fiscal 2013, 35,001 shares vested in fiscal 2014, and 31,666 shares were forfeited in fiscal 2014. As a result, as of July 31, 2015, there were no performance-based restricted shares or RSUs outstanding.
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors over the past three fiscal years. The commercial relationships, which involved the purchase and sale of products, or the provision of consulting services, on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE over the past three fiscal years. Furthermore, the compensation paid to the Company’s Directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2015. After consideration of these factors, the Board concluded that none of the Directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2015, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 — Directors and Executive Officers of the Registrant for a discussion of Director independence.

Item 14. Principal Accounting Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2015 and 2014. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2015 and 2014.

	2015	2014
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees (1)	$2,426	$1,790
Tax fees — compliance	—	52
Subtotal audit, audit-related and tax compliance fees	2,426	1,842
Non-audit related
Tax fees — planning and advice	359	413
Subtotal non-audit related fees	359	413
Total fees	$2,785	$2,255

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2015	2014
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1 to 1	0.2 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2015 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee, which was amended on February 15, 2015. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 109 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
2.2	Share and Asset Purchase Agreement, dated as of February 24, 2014, by and among Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) (6)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer and Matthew O. Williamson (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)
*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)
*10.13	Restricted Stock Unit Agreement, dated as of October 1, 2014, with Thomas J. Felmer (11)
*10.14	Complete and Permanent Release and Retirement Agreement, dated as of October 6, 2013, with Frank Jaehnert(14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Restricted Stock Unit Agreement, dated as of November 28, 2014, with Thomas J. Felmer (20)
*10.17	Complete and Permanent Release and Retirement Agreement, dated as of February 9, 2015, with Matthew O. Williamson (21)
*10.18	Consolidated Amendment to Complete and Permanent Release and Retirement Agreement, dated as of May 21, 2015, with Matthew O. Williamson (27)
*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)
*10.20	Restricted Stock Unit Agreement, dated as of March 3, 2015, with Harold L. Sirkin (24)
*10.21	Restated Brady Corporation Restoration Plan (5)
*10.22	Change of Control Agreement, dated as of February 28, 2013, entered into with Louis T. Bolognini (30)
*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (10)
*10.24	Employment Offer Letter, dated as of June 2, 2015, with Russell Shaller (38)

*10.25	Restricted Stock Unit Agreement, dated as of July 15, 2015, with Aaron J. Pearce (39)
10.26	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.27	Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Thomas J. Felmer and Matthew O. Williamson (18)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.32	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.33	Restricted Stock Agreement, dated as of October 7, 2013, with Thomas J. Felmer (36)
*10.34	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (37)
*10.35	Restricted Stock Unit Agreement, dated as of August 4, 2014, with Thomas J. Felmer (9)
*10.36	Change of Control Agreement, dated as of March 3, 2014, with Helena R. Nelligan (37)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.42	Form of Fiscal 2013 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
*10.43	Form of Fiscal 2013 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
10.44	Revolving Credit Agreement, dated as of February 1, 2012 (28)
*10.45	Employment Offer Letter, dated as of August 1, 2014, with J. Michael Nauman (35)
*10.46	Restricted Stock Unit Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.47	Change of Control Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.48	Form of Fiscal 2014 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.49	Form of Fiscal 2014 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.51	Deed of Release, dated as of August 1, 2014, with Stephen Millar (33)
*10.52	Separation Agreement, dated as of November 20, 2013, with Allan J. Klotsche (34)
*10.53	Form of Fiscal 2015 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.54	Form of Fiscal 2015 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)

*10.55	Form of Fiscal 2015 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.56	Restricted Stock Unit Agreement, dated as of June 22, 2015, with Russell R. Shaller
*10.57	Form of Fiscal 2015 Employee Retention Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan
*10.58	Change of Control Agreement, dated as of August 28, 2015, with Russell R. Shaller
*10.59	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce
*10.60	Form of Fiscal 2016 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan
*10.61	Form of Fiscal 2016 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of J. Michael Nauman
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 2, 2014

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 7, 2013

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014

(21)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 9, 2015

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 18, 2014

(24)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2011

(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011

(27)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 7, 2012

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012

(32)	Incorporated by reference to Registrants Annual Report of Form 10-K for the fiscal year ended July 31, 2013

(33)	Incorporated by reference to Registrant's Current Report on Form 8-K filed August 1, 2014

(34)	Incorporated by reference to Registrant's Current Report on Form 8-K filed November 21, 2013

(35)	Incorporated by reference to Registrant's Current Report on Form 8-K filed August 4, 2014

(36)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013

(37)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014

(38)	Incorporated by reference to Registrant's Current Report on Form 8-K filed June 5, 2015

(39)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2015

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2015	2014	2013
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$3,069	$5,093	$6,005
Additions — Charged to expense	1,954	779	1,018
Due to acquired businesses	—	—	531
Reclassified to continuing operations	—	31	—
Deductions — Bad debts written off, net of recoveries	(1,438)	(2,834)	(1,429)
Deductions — Reclassified to discontinued operations	—	—	(1,032)
Balances at end of period	$3,585	$3,069	$5,093
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$12,259	$11,317	$11,316
Additions — Charged to expense	3,017	3,100	2,629
Due to acquired businesses	—	—	2,887
Reclassified to continuing operations	—	461	—
Deductions — Inventory write-offs	(2,007)	(2,619)	(1,811)
Deductions — Reclassified to discontinued operations	—	—	(3,704)
Balances at end of period	$13,269	$12,259	$11,317
Valuation allowances against deferred tax assets:
Balances at beginning of period	$37,409	$37,142	$25,847
Additions during year	8,111	10,182	10,853
Due to acquired businesses	—	—	983
Deductions — Valuation allowances reversed/utilized	(5,598)	(9,915)	(541)
Balances at end of period	$39,922	$37,409	$37,142

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of September 2015.

BRADY CORPORATION
By:	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated.*

Signature	Title
/s/ J. MICHAEL NAUMAN	President and Chief Executive Officer; Director
J. Michael Nauman	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. (Pungello) Bruno	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ HAROLD L. SIRKIN
Harold L. Sirkin	Director

*	Each of the above signatures is affixed as of September 21, 2015.