Form 10-Q
period 2015-10-31
BRADY CORP
filed 2015-11-19
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015
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
As of November 18, 2015, there were 47,041,462 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2015	July 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,610	$114,492
Accounts receivable—net	159,174	157,386
Inventories:
Finished products	63,500	66,700
Work-in-process	17,458	16,958
Raw materials and supplies	21,059	20,849
Total inventories	102,017	104,507
Prepaid expenses and other current assets	35,407	32,197
Total current assets	407,208	408,582
Other assets:
Goodwill	430,972	433,199
Other intangible assets	66,242	68,888
Deferred income taxes	20,811	22,310
Other	17,508	18,704
Property, plant and equipment:
Cost:
Land	5,097	5,284
Buildings and improvements	93,803	94,423
Machinery and equipment	257,602	270,086
Construction in progress	2,901	2,164
	359,403	371,957
Less accumulated depreciation	253,295	260,743
Property, plant and equipment—net	106,108	111,214
Total	$1,048,849	$1,062,897
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$9,173	$10,411
Accounts payable	72,703	73,020
Wages and amounts withheld from employees	29,726	30,282
Taxes, other than income taxes	7,026	7,250
Accrued income taxes	9,609	7,576
Other current liabilities	41,723	38,194
Current maturities on long-term debt	—	42,514
Total current liabilities	169,960	209,247
Long-term obligations, less current maturities	241,434	200,774
Other liabilities	64,697	65,188
Total liabilities	476,091	475,209
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively, and outstanding 47,040,129 and 47,781,184 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	313,879	314,403
Earnings retained in the business	422,589	414,069
Treasury stock—4,221,358 and 3,480,303 shares, respectively, of Class A nonvoting common stock, at cost	(107,420)	(93,234)
Accumulated other comprehensive loss	(53,426)	(45,034)
Other	(3,412)	(3,064)
Total stockholders’ investment	572,758	587,688
Total	$1,048,849	$1,062,897

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended October 31,
	(Unaudited)
	2015	2014
Net sales	$283,073	$310,240
Cost of products sold	143,724	160,079
Gross margin	139,349	150,161
Operating expenses:
Research and development	8,569	9,631
Selling, general and administrative	100,678	109,279
Restructuring charges	—	4,278
Total operating expenses	109,247	123,188
Operating income	30,102	26,973
Other (expense) income:
Investment and other (expense) income	(759)	323
Interest expense	(2,151)	(2,891)
Earnings from continuing operations before income taxes	27,192	24,405
Income tax expense	8,489	8,906
Earnings from continuing operations	$18,703	$15,499
Loss from discontinued operations, net of income taxes	—	(1,915)
Net earnings	$18,703	$13,584
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.37	$0.30
Diluted	$0.37	$0.30
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.35	$0.29
Diluted	$0.35	$0.29
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$(0.03)
Diluted	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.37	$0.27
Diluted	$0.37	$0.26
Dividends	$0.20	$0.20
Net earnings per Class B Voting Common Share:
Basic	$0.35	$0.25
Diluted	$0.35	$0.25
Dividends	$0.19	$0.18
Weighted average common shares outstanding (in thousands):
Basic	51,029	51,251
Diluted	51,089	51,313
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2015	2014
Net earnings	$18,703	$13,584
Other comprehensive loss:
Foreign currency translation adjustments:
Net loss recognized in other comprehensive loss	(6,483)	(24,303)
Reclassification adjustment for gains included in net earnings	—	(34,697)
	(6,483)	(59,000)

Net investment hedge translation adjustments	871	8,151
Long-term intercompany loan translation adjustments:
Net loss recognized in other comprehensive loss	(1,424)	(1,350)
Reclassification adjustment for gains included in net earnings	—	(393)
	(1,424)	(1,743)
Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(260)	601
Reclassification adjustment for (gains) losses included in net earnings	(457)	21
	(717)	622
Pension and other post-retirement benefits:
Actuarial gain amortization	(161)	(214)
Prior service credit amortization	(622)	(81)
	(783)	(295)

Other comprehensive loss, before tax	(8,536)	(52,265)
Income tax benefit (expense) related to items of other comprehensive loss	144	(3,326)
Other comprehensive loss, net of tax	(8,392)	(55,591)
Comprehensive income (loss)	$10,311	$(42,007)
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2015	2014
Operating activities:
Net earnings	$18,703	$13,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,889	10,123
Non-cash portion of stock-based compensation expense	2,596	1,319
Non-cash portion of restructuring charges	—	196
Loss on sale of business, net	—	426
Deferred income taxes	726	2,346
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	(3,342)	(3,916)
Inventories	1,368	(7,077)
Prepaid expenses and other assets	(3,081)	(2,999)
Accounts payable and accrued liabilities	2,402	2,897
Income taxes	2,109	1,705
Net cash provided by operating activities	30,370	18,604

Investing activities:
Purchases of property, plant and equipment	(2,334)	(11,451)
Sale of business, net of cash retained	—	8,771
Other	1,539	592
Net cash used in investing activities	(795)	(2,088)

Financing activities:
Payment of dividends	(10,183)	(10,191)
Proceeds from issuance of common stock	—	91
Purchase of treasury stock	(16,160)	—
(Repayments) proceeds from borrowing on credit facilities	(2,738)	33,286
Debt issuance costs	(803)	—
Income tax on equity-based compensation, and other	(1,007)	(1,296)
Net cash (used in) provided by financing activities	(30,891)	21,890

Effect of exchange rate changes on cash	(2,566)	(3,766)

Net (decrease) increase in cash and cash equivalents	(3,882)	34,640
Cash and cash equivalents, beginning of period	114,492	81,834

Cash and cash equivalents, end of period	$110,610	$116,474

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,144	$3,032
Income taxes, net of refunds	4,533	7,323

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2015
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2015 and July 31, 2015, its results of operations and comprehensive income (loss) for the three months ended October 31, 2015 and 2014, and cash flows for the three months ended October 31, 2015 and 2014. The consolidated balance sheet as of July 31, 2015 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K for the year ended July 31, 2015.
The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for the three months ended October 31, 2014. A portion of the Die-Cut business was divested in fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note I, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2015, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2015	$382,786	$50,413	$433,199
Translation adjustments	(1,353)	(874)	$(2,227)
Balance as of October 31, 2015	$381,433	$49,539	$430,972

Goodwill at October 31, 2015 and July 31, 2015 included $118,637 and $209,392 of accumulated impairment losses within the ID Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the three months ended October 31, 2015.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2015				July 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,092	$(10,760)	$1,332	5	$12,073	$(10,641)	$1,432
Trademarks and other	5	14,332	(13,076)	1,256	5	14,375	(12,471)	1,904
Customer relationships	7	136,108	(95,781)	40,327	7	136,693	(94,537)	42,156
Non-compete agreements and other	4	8,949	(8,927)	22	4	9,076	(9,032)	44
Unamortized other intangible assets:
Trademarks	N/A	23,305	—	23,305	N/A	23,352	—	23,352
Total		$194,786	$(128,544)	$66,242		$195,569	$(126,681)	$68,888
The decrease in the gross carrying amount of other intangible assets as of October 31, 2015 compared to July 31, 2015 was due to the effects of currency fluctuations during the three-month period.
The gross carrying amount of goodwill and other intangible assets in the Condensed Consolidated Balance Sheets at October 31, 2015 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and October 31, 2015.
Amortization expense on intangible assets was $2,633 and $3,369 for the three months ended October 31, 2015 and 2014, respectively. The amortization over each of the next five fiscal years is projected to be $8,811, $7,129, $6,451, $6,174 and $5,647 for the fiscal years ending July 31, 2016, 2017, 2018, 2019 and 2020, respectively.
NOTE C — Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2015:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
Other comprehensive income (loss) before reclassification	60	—	(7,390)	(7,330)
Amounts reclassified from accumulated other comprehensive loss	(279)	(783)	—	(1,062)
Ending balance, October 31, 2015	$(210)	$2,655	$(55,871)	$(53,426)
The increase in the accumulated other comprehensive loss as of October 31, 2015 compared to July 31, 2015 was primarily due to the appreciation of the U.S. dollar against other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,062 in amounts reclassified from accumulated other comprehensive loss, the $279 gain on cash flow hedges was reclassified into cost of products sold and the $783 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2015.

The changes in accumulated other comprehensive income ("AOCI") by component, net of tax, for the three months ended October 31, 2014 were as follows:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive income (loss) before reclassification	418	—	(21,030)	(20,612)
Amounts reclassified from accumulated other comprehensive income	13	(295)	(34,697)	(34,979)
Ending balance, October 31, 2014	$419	$4,559	$3,587	$8,565
The decrease in AOCI as of October 31, 2014 compared to July 31, 2014 was primarily due to the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The appreciation of the U.S. dollar against other currencies also contributed to the decrease in AOCI during the quarter. Of the total $34,979 in amounts reclassified from accumulated other comprehensive income, the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $13 loss on cash flow hedges was reclassified into cost of products sold, and the $295 gain on post-retirement plans was reclassified into SG&A on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2014.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive loss for the three months ended October 31, 2015 and 2014:

	Three months ended October 31,
	2015	2014
Income tax benefit (expense) related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(340)	$(3,179)
Cash flow hedges	499	(203)
Other income tax adjustments and currency translation	(15)	56
Income tax benefit (expense) related to items of other comprehensive loss	$144	$(3,326)

The income tax expense in the three months ended October 31, 2014 was primarily related to the foreign currency translation adjustment on the Company's Euro-denominated debt, which is designated as a net investment hedge, due to the appreciation of the U.S. dollar against the Euro during the three-month period.

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2015	2014
Numerator: (in thousands)
Earnings from continuing operations (Numerator for basic and diluted Class A Nonvoting Common Share)	$18,703	$15,499
Less:
Preferential dividends	(783)	(794)
Preferential dividends on dilutive stock options	(1)	(1)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$17,919	$14,704
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,029	51,251
Plus: Effect of dilutive stock options	60	62
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,089	51,313
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.37	$0.30
Diluted	$0.37	$0.30
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.35	$0.29
Diluted	$0.35	$0.29
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$(0.03)
Diluted	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$(0.04)
Diluted	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.37	$0.27
Diluted	$0.37	$0.26
Net earnings per Class B Voting Common Share:
Basic	$0.35	$0.25
Diluted	$0.35	$0.25
Options to purchase approximately 4,172,000 and 3,897,000 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2015 and 2014, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three business platforms, ID Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments: IDS and WPS.
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

Each business platform has a President or Vice-President that reports directly to the Company's chief operating decision maker, its Chief Executive Officer. Each platform has its own distinct operations, which are managed locally by its own management team, maintains its own financial reports and is evaluated based on global segment profit. The Company has determined that these business platforms comprise its three operating segments, which aggregate into two reportable segments based on the information used by the Chief Executive Officer to allocate resources and assess performance.
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three months ended October 31, 2015 and 2014:

	Three months ended October 31,
	2015	2014
Sales to External Customers:
ID Solutions	$196,327	$212,097
Workplace Safety	86,746	98,143
Total Company	$283,073	$310,240
Segment Profit:
ID Solutions	$40,004	$43,467
Workplace Safety	16,664	15,539
Total Company	$56,668	$59,006
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2015 and 2014:

	Three months ended October 31,
	2015	2014
Total profit from reportable segments	$56,668	$59,006
Unallocated amounts:
Administrative costs	(26,566)	(27,755)
Restructuring charges	—	(4,278)
Investment and other (expense) income	(759)	323
Interest expense	(2,151)	(2,891)
Earnings from continuing operations before income taxes	$27,192	$24,405

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
Restricted shares and RSUs issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Shares issued under the plan are referred to herein as "service-based" restricted shares and RSUs.
As of October 31, 2015, the Company has reserved 4,968,479 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 2,238,223 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.

The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2015 and 2014, was $2,596 ($1,609 net of taxes) and $1,319 ($818 net of taxes), respectively.
As of October 31, 2015, total unrecognized compensation cost related to stock-based compensation awards was $21,053 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 3.0 years.
The Company has estimated the fair value of its service-based stock option awards granted during the three months ended October 31, 2015 and 2014, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2015	2014
Expected term (in years)	6.12	6.05
Expected volatility	28.59%	30.27%
Expected dividend yield	2.59%	2.48%
Risk-free interest rate	1.64%	1.91%
Weighted-average market value of underlying stock at grant date	$19.97	$22.66
Weighted-average exercise price	$19.97	$22.66
Weighted-average fair value of options granted during the period	$4.58	$6.10

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
A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2015 is presented below:

Service-Based Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,500,951	$29.64
New grants	871,993	19.97
Exercised	0	—
Forfeited or expired	(152,462)	29.50
Outstanding at October 31, 2015	4,220,482	$27.64	6.0	$2,953
Exercisable at October 31, 2015	2,923,276	$30.32	4.5	$390

There were 2,923,276 and 3,339,992 options exercisable with a weighted average exercise price of $30.32 and $30.94 at October 31, 2015 and 2014, respectively. The total fair value of stock options vested during the three months ended October 31, 2015 and 2014, was $2,964 and $3,684, respectively.

No options were exercised during the three months ended October 31, 2015. The total intrinsic value of options exercised during the three months ended October 31, 2014, based upon the average market price at the time of exercise during the period, was $7. The cash received from the exercise of options and the tax benefit on these options during the three months ended October 31, 2014 was $91 and $3, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the three months ended October 31, 2015:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2015	677,454	$24.72
New grants	168,566	19.98
Vested	(69,829)	25.00
Forfeited	(28,194)	24.00
Outstanding at October 31, 2015	747,997	$23.66
The service-based RSUs granted during the three months ended October 31, 2014 had a weighted-average grant date fair value of $23.45.
The aggregate intrinsic value of unvested RSUs expected to vest at October 31, 2015 was $17,017. The total fair value of RSUs vested during the three months ended October 31, 2015 and 2014, was $1,419 and $762, respectively.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2015 and July 31, 2015, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2015
Trading securities	$13,945	$—	$13,945	Other assets
Foreign exchange contracts	—	629	629	Prepaid expenses and other current assets
Total Assets	$13,945	$629	$14,574
Foreign exchange contracts	$—	$1,265	$1,265	Other current liabilities
Total Liabilities	$—	$1,265	$1,265
July 31, 2015
Trading securities	$15,356	$—	$15,356	Other assets
Foreign exchange contracts	—	685	685	Prepaid expenses and other current assets
Total Assets	$15,356	$685	$16,041
Foreign exchange contracts	$—	$1,280	$1,280	Other current liabilities
Total Liabilities	$—	$1,280	$1,280
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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note H, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2015 and 2014. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2015.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $249,607 and $252,254 at October 31, 2015 and July 31, 2015, respectively, as compared to the carrying value of $241,434 and $243,288 at October 31, 2015 and July 31, 2015, respectively.
NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2015 and July 31, 2015, the notional amount of outstanding forward exchange contracts was $126,945 and $139,300, respectively.
The Company hedges a portion of known exposures using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2015 and 2014, unrealized losses of $420 and unrealized gains of $601 were included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2015 and 2014, the Company reclassified gains of $457 and losses of $21 from OCI into earnings, respectively. At October 31, 2015, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $24,920, including contracts to sell Euros, Canadian dollars, Australian dollars, British Pounds and U.S. dollars.

Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At October 31, 2015, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Additionally, the Company may utilize forward foreign exchange currency contracts designated as hedge instruments to hedge portions of its net investments in foreign operations. The net gains or losses attributable to changes in spot exchange rates are recorded in OCI. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. There were no outstanding forward foreign exchange currency contracts designated as net investment hedges at October 31, 2015 and July 31, 2015.
Non-Designated Hedges
For the three months ended October 31, 2015 and 2014, the Company recognized losses of $413 of $841, respectively, in “Investment and other (expense) income” on the Condensed Consolidated Statements of Earnings related to non-designated hedges.
Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2015		July 31, 2015		October 31, 2015		July 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$463	Prepaid expenses and other current assets	$518	Other current liabilities	$767	Other current liabilities	$737
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	120,643	Long term obligations, less current maturities	121,514
Total derivatives designated as hedging instruments		$463		$518		$121,410		$122,251
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$629	Prepaid expenses and other current assets	$168	Other current liabilities	$1,265	Other current liabilities	$543
Total derivatives not designated as hedging instruments		$629		$168		$1,265		$543

NOTE I — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three months ended October 31, 2014.

The following table summarizes the operating results of discontinued operations for the three months ended October 31, 2014:

Three months ended
October 31, 2014
Net sales	$—
Loss from operations of discontinued businesses	(1,201)
Income tax expense	(288)
Loss on sale of discontinued operations	(487)
Income tax benefit on sale of discontinued operations	61
Loss from discontinued operations, net of income tax	$(1,915)

There were no assets or liabilities held for sale as of October 31, 2015 and July 31, 2015, respectively. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the Condensed Consolidated Statements of Earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.

NOTE J — New Accounting Pronouncements
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
NOTE K — Subsequent Events
On November 18, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on January 29, 2016, to shareholders of record at the close of business on January 8, 2016.
On November 18, 2015, the Company's Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional 807,692 shares, for a total of up to two million shares of the Company’s Class A Common Stock available for repurchase as of that date. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview

Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment provides workplace safety and compliance products, half of which are internally manufactured and half are externally sourced. Approximately 45% of our total sales are derived outside of the United States. Foreign sales within the IDS and WPS segments are approximately 40% and 70%, respectively.

The ability to provide customers with a vast array of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, expansion of our product offerings, and increased investment in digital.
The Company is targeting the following key initiatives in fiscal 2016:

•	Driving operational excellence and providing the Company's customers with the highest level of customer service.

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with the Company's target markets.

•	Performing comprehensive product reviews to optimize the Company's product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2015 and 2014 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2015	% Sales	2014	% Sales
Net Sales	$283,073		$310,240
Gross Margin	139,349	49.2%	150,161	48.4%
Operating Expenses:
Research and Development	8,569	3.0%	9,631	3.1%
Selling, General and Administrative	100,678	35.6%	109,279	35.2%
Restructuring charges	—	—%	4,278	1.4%
Total operating expenses	109,247	38.6%	123,188	39.7%
Operating Income	$30,102	10.6%	$26,973	8.7%

Sales for the three months ended October 31, 2015 decreased 8.8% to $283.1 million, compared to $310.2 million in the same period of the prior year. The decrease in sales consisted of an organic sales decline of 2.2% and a negative currency impact of 6.6%, due to the strengthening of the U.S. dollar against other major currencies during the three-month period. The organic sales decline was 2.4% in the IDS segment and 1.7% in the WPS segment.

Gross margin for the three months ended October 31, 2015 decreased 7.2% to $139.3 million, compared to $150.2 million in the same period of the prior year. This decrease was primarily due to the decline in sales and the negative impact of currency fluctuations during the quarter. As a percentage of sales, gross margin increased to 49.2% for the three months ended October 31, 2015, from 48.4% in the same period of the prior year. The increase in gross margin as a percentage of sales was primarily due to an improvement in operational efficiencies in our recently consolidated facilities in the Americas and EMEA, such as lower freight, supplies and labor costs and improvements in material usage and excess inventory and scrap charges compared to the same period in the prior year.

Research and development (“R&D”) for the three months ended October 31, 2015 decreased 11.0% to $8.6 million, compared to $9.6 million in the same period of the prior year. The decrease in R&D expenses was primarily due to the timing of expenditures. As a percentage of sales, R&D expenses were 3.0% for the three months ended October 31, 2015, which was consistent with the same period of the prior year.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, informational technology, human resources, and legal. SG&A decreased 7.9% to $100.7 million for the three months ended October 31, 2015, compared to $109.3 million in the same period of the prior year. The decline was primarily due to the strengthening of the U.S. dollar, and to a lesser extent, reduced selling expenses, lower amortization expense, and a reduction in administrative expenses from our continued efforts to drive efficiencies. As a percentage of sales, SG&A was 35.6% for the three months ended October 31, 2015, compared to 35.2% in the same period of the prior year. The increase in SG&A as a percentage of sales was primarily due to currency fluctuations and a higher concentration of SG&A spending in the United States.
In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. Restructuring activities related to facility consolidation activities extended into fiscal 2015 and were complete at the end of fiscal 2015. The Company expects to realize operational efficiencies from these actions in fiscal 2016 and over the longer-term.
No restructuring charges were incurred by the Company during the three months ended October 31, 2015. Restructuring charges for the three months ended October 31, 2014 were $4.3 million, which consisted primarily of employee separation costs and facility closure costs. Approximately $2.4 million and $1.9 million were incurred in the IDS and WPS segments, respectively.
Operating income was $30.1 million for the three months ended October 31, 2015. Operating income was $27.0 million for the three months ended October 31, 2014. Excluding restructuring charges of $4.3 million, operating income was $31.3 million for the three months ended October 31, 2014. The decrease of $1.2 million was mainly due to the negative impact of currency fluctuations during the three months ended October 31, 2015 compared to the same period of the prior year and the segment profit decline in the IDS segment, which is discussed in further detail within the Business Segment Operating Results section below.

OPERATING INCOME TO NET EARNINGS

	Three months ended October 31,
(Dollars in thousands)	2015	% Sales	2014	% Sales
Operating income	$30,102	10.6%	$26,973	8.7%
Other income and (expense):
Investment and other (expense) income	(759)	(0.3)%	323	0.1%
Interest expense	(2,151)	(0.8)%	(2,891)	(0.9)%
Earnings from continuing operations before income tax	27,192	9.6%	24,405	7.9%
Income tax expense	8,489	3.0%	8,906	2.9%
Earnings from continuing operations	$18,703	6.6%	$15,499	5.0%
Loss from discontinued operations, net of income taxes	—	—%	(1,915)	(0.6)%
Net earnings	$18,703	6.6%	$13,584	4.4%

Investment and other expense was $0.8 million for the three months ended October 31, 2015, compared to other income of $0.3 million for the same period in the prior year. This change was primarily due to the decline in market value of securities held in the executive deferred compensation plans. The Company recognized losses of $0.4 million on these securities during the three months ended October 31, 2015, compared to gains of $0.4 million during the same period of the prior year.

Interest expense decreased to $2.2 million for the three months ended October 31, 2015, from $2.9 million for the same period in the prior year. This decrease was due to a reduction in the weighted average interest rate on the revolving debt and the Company’s declining principal balance under its outstanding long-term debt agreements.

The Company’s income tax rate on continuing operations was 31.2% for the three months ended October 31, 2015, compared to 36.5% for the three months ended October 31, 2014. The decrease in the income tax rate was primarily due to certain adjustments, which increased the prior year income tax rate. The tax rate is anticipated to be in the upper 20% range for fiscal year 2016.

Business Segment Operating Results

The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. The segment results have been adjusted to reflect continuing operations in all periods presented. The sales and profit of discontinued operations for the three months ended October 31, 2014 are excluded from the following information.

The following is a summary of segment information for the three months ended October 31, 2015 and 2014:

	Three months ended October 31,
(Dollars in thousands)	2015	2014
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$196,327	$212,097
Workplace Safety	86,746	98,143
Total	$283,073	$310,240
SALES GROWTH INFORMATION
ID Solutions
Organic	(2.4)%	2.4%
Currency	(5.0)%	(1.2)%
Total	(7.4)%	1.2%
Workplace Safety
Organic	(1.7)%	2.4%
Currency	(9.9)%	(2.2)%
Total	(11.6)%	0.2%
Total Company
Organic	(2.2)%	2.4%
Currency	(6.6)%	(1.5)%
Total	(8.8)%	0.9%
SEGMENT PROFIT
ID Solutions	$40,004	$43,467
Workplace Safety	16,664	15,539
Total	$56,668	$59,006
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	20.4%	20.5%
Workplace Safety	19.2%	15.8%
Total	20.0%	19.0%

The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three months ended October 31, 2015 and 2014:

	Three months ended October 31,
	2015	2014
Total profit from reportable segments	$56,668	$59,006
Unallocated amounts:
Administrative costs	(26,566)	(27,755)
Restructuring charges	—	(4,278)
Investment and other (expense) income	(759)	323
Interest expense	(2,151)	(2,891)
Earnings from continuing operations before income taxes	$27,192	$24,405

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 7.4% to $196.3 million for the three months ended October 31, 2015, compared to $212.1 million for the same period in the prior year. Organic sales in the IDS segment continued the trend from the preceding quarter and declined in the low-single digits. Organic sales decreased 2.4% and currency fluctuations decreased sales by 5.0% for the three months ended October 31, 2015, compared to the same period in the prior year.

Organic sales in the Americas declined in the mid-single digits for the three months ended October 31, 2015, as compared to the same period in the prior year. This decline was primarily due to a slow down in order patterns with certain of our end customers in North America, and a double-digit decline in OEM sales in Brazil due to weak economic conditions and increased competitive pressure.

The IDS business in Europe continued the trend from fiscal 2015 with low-single digit organic sales growth for the three months ended October 31, 2015, as compared to the same period in the prior year. This increase was primarily driven by Central Europe where we have increased our salesforce and expanded in focused geographies.

Organic sales in Asia declined in the mid-single digits for the three months ended October 31, 2015, as compared to the same period in the prior year. This decline was primarily due to reduced demand in China, Singapore and Japan as a result of the weakening economies.

Segment profit decreased 8.0% to $40.0 million for the three months ended October 31, 2015, compared to $43.5 million in the same period of the prior year. This decrease was primarily due to the negative impact of currency fluctuations during the quarter. As a percentage of sales, segment profit was 20.4% for the three months ended October 31, 2015, compared to 20.5% in the same period of the prior year. The slight decline in segment profit as a percentage of sales was primarily due to the decline in organic sales during the three-month period, essentially offset by an improvement in operational efficiencies in our recently consolidated facilities.
WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 11.6% to $86.7 million from $98.1 million for the three months ended October 31, 2015 and 2014, respectively. Organic sales decreased 1.7% and currency fluctuations decreased sales by 9.9%. Because approximately half of the WPS business is located in Europe and another 15% of the WPS segment is in Australia, the strengthening of the U.S. dollar against the Euro and Australian dollar had a larger impact on the results of the WPS segment than it did on the results of the IDS segment.

Although we experienced an organic sales decline for the quarter ended October 31, 2015, the rate of decline has slowed as compared to the preceding quarter and the organic sales decline has lessened each year since fiscal 2013. This improving trend is a result of our focus on workplace safety critical industries, efforts to optimize our product offerings, and our increased investment in digital.

Organic sales in Europe grew in the low-single digits for the three months ended October 31, 2015, compared to the same period in the prior year. This growth was driven primarily by Germany, France, and Belgium due to improvements in website functionality and key account management. We experienced double-digit growth in digital sales, partially offset by a slight decline in traditional catalog sales for the three-month period compared to the same period in the prior year.

Organic sales in the Americas declined in the mid-single digits for the three months ended October 31, 2015, compared to the same period in the prior year. This decrease was primarily due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels.

Organic sales in Australia declined in the low-single digits for the three months ended October 31, 2015, as compared to the same period of the prior year. Our business in Australia is diversified in many industries; however, it has a higher concentration in industries that are experiencing ongoing economic challenges, including manufacturing and mining production. Although we experienced an organic sales decline in the quarter ended October 31, 2015, the rate of decline has slowed as compared to the quarter ended July 31, 2015.

Segment profit increased to $16.7 million for the three months ended October 31, 2015, compared to $15.5 million in the same period of the prior year. As a percentage of sales, segment profit increased to 19.2% for the three months ended October 31, 2015, compared to 15.8% in the same period of the prior year. The increase in segment profit was primarily due to reduced catalog advertising expenses and an improvement in operational efficiencies.

Financial Condition

Cash and cash equivalents decreased by $3.9 million and increased by $34.6 million during the three months ended October 31, 2015 and 2014, respectively. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$30,370	$18,604
Investing activities	(795)	(2,088)
Financing activities	(30,891)	21,890
Effect of exchange rate changes on cash	(2,566)	(3,766)
Net (decrease) increase in cash and cash equivalents	$(3,882)	$34,640

Net cash provided by operating activities was $30.4 million for the three months ended October 31, 2015, compared to $18.6 million in the same period of the prior year. The increase in cash provided by operating activities of $11.8 million was due primarily to an increase in net earnings and changes in working capital. Cash used for working capital was $0.5 million for the three months ended October 31, 2015, compared to $9.4 million in the same period of the prior year primarily due to the planned increase in inventory in the prior year to maintain service levels during the facility consolidations.

Net cash used in investing activities was $0.8 million for the three months ended October 31, 2015, compared to $2.1 million used in the same period of the prior year. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $9.1 million due to the completion of facility consolidation activities, partially offset by $8.8 million of cash received from the Die-Cut divestiture during the three months ended October 31, 2014.

Net cash used in financing activities was $30.9 million during the three months ended October 31, 2015, compared to net cash provided by financing activities of $21.9 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to $16.2 million in share repurchases and $2.7 million of repayments on the revolving loan agreements during the three months ended October 31, 2015, compared to $33.3 million in net borrowings on the revolving loan agreements in the same period of the prior year. The Company paid dividends of $10.2 million in both the three months ended October 31, 2015 and 2014.
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

On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the three months ended October 31, 2015, the Company repaid $1.5 million and as of October 31, 2015, the outstanding balance on the credit facility was $100.5 million. The Company also had letters of credit outstanding under the loan agreement of $3.3 million as of October 31, 2015 and there was $196.2 million available for future borrowing, which can be increased to $346.2 million at the Company's option, subject to certain conditions.
In fiscal 2015, the Company entered into two unsecured $10.0 million multi-currency lines of credit in China. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration. The facilities are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During the three months ended October 31, 2015, the Company repaid $1.2 million of this borrowing. As of October 31, 2015, the aggregate outstanding balance of these lines was $9.2 million and there was $10.8 million available for future borrowing under these facilities.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2015, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 13.7 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2015, approximately 99% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.
Subsequent Events
On November 18, 2015, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on January 29, 2016, to shareholders of record at the close of business on January 8, 2016.
On November 18, 2015, the Company's Board of Directors authorized an increase in the Company’s share repurchase program, authorizing the repurchase of an additional 807,692 shares, for a total of up to two million shares of the Company’s Class A Common Stock available for repurchase as of that date. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes.
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

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of the Form 10-K filed with the SEC on September 21, 2015.

These uncertainties may cause Brady’s actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2015. There has been no material change in this information since July 31, 2015.

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 31, 2015, the Company had a share repurchase program with 966,242 shares of the Company's Class A Nonvoting Common Stock remaining to be purchased. On September 10, 2015, the Company's Board of Directors authorized an increase in the share repurchase program of 1,033,758 additional shares. During the three months ended October 31, 2015, the Company purchased 807,692 shares of its Class A Nonvoting Common Stock under its share repurchase plan for $16.2 million. As of October 31, 2015, there remained 1,192,308 shares to purchase in connection with this plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended October 31, 2015:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1, 2015 - August 31, 2015	—	$—	—	966,242
September 1, 2015 - September 30, 2015	610,478	20.08	610,478	1,389,522
October 1, 2015 - October 31, 2015	197,214	19.79	197,214	1,192,308
Total	807,692	$20.01	807,692	1,192,308

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Restricted Stock Unit Agreement, dated as of September 25, 2015, with Harold L. Sirkin

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.1	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: November 19, 2015	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2015	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)