Form 10-Q
period 2016-01-31
BRADY CORP
filed 2016-02-19
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2016
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
As of February 18, 2016, there were 46,697,146 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$120,198	$114,492
Accounts receivable—net	150,615	157,386
Inventories:
Finished products	62,127	66,700
Work-in-process	15,445	16,958
Raw materials and supplies	21,681	20,849
Total inventories	99,253	104,507
Prepaid expenses and other current assets	35,843	32,197
Total current assets	405,909	408,582
Other assets:
Goodwill	427,460	433,199
Other intangible assets	63,630	68,888
Deferred income taxes	16,333	22,310
Other	16,497	18,704
Property, plant and equipment:
Cost:
Land	5,012	5,284
Buildings and improvements	92,672	94,423
Machinery and equipment	258,044	270,086
Construction in progress	2,577	2,164
	358,305	371,957
Less accumulated depreciation	256,849	260,743
Property, plant and equipment—net	101,456	111,214
Total	$1,031,285	$1,062,897
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$4,974	$10,411
Accounts payable	66,189	73,020
Wages and amounts withheld from employees	33,767	30,282
Taxes, other than income taxes	6,682	7,250
Accrued income taxes	5,091	7,576
Other current liabilities	40,429	38,194
Current maturities on long-term debt	—	42,514
Total current liabilities	157,132	209,247
Long-term obligations, less current maturities	247,689	200,774
Other liabilities	63,976	65,188
Total liabilities	468,797	475,209
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 46,705,559 and 47,781,184 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	314,905	314,403
Earnings retained in the business	427,637	414,069
Treasury stock—4,555,928 and 3,480,303 shares, respectively of Class A nonvoting common stock, at cost	(114,547)	(93,234)
Accumulated other comprehensive loss	(62,355)	(45,034)
Other	(3,700)	(3,064)
Total stockholders’ investment	562,488	587,688
Total	$1,031,285	$1,062,897

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales	$268,630	$282,628	$551,703	$592,868
Cost of products sold	135,738	144,425	279,462	304,503
Gross margin	132,892	138,203	272,241	288,365
Operating expenses:
Research and development	9,097	8,948	17,666	18,579
Selling, general and administrative	100,206	107,565	200,884	216,846
Restructuring charges	—	4,879	—	9,157
Total operating expenses	109,303	121,392	218,550	244,582
Operating income	23,589	16,811	53,691	43,783
Other (expense) income:
Investment and other (expense) income	(992)	211	(1,751)	535
Interest expense	(2,130)	(3,000)	(4,281)	(5,891)
Earnings from continuing operations before income taxes	20,467	14,022	47,659	38,427
Income tax expense	5,177	2,438	13,666	11,344
Earnings from continuing operations	$15,290	$11,584	$33,993	$27,083
Loss from discontinued operations, net of income taxes	—	—	—	(1,915)
Net earnings	$15,290	$11,584	$33,993	$25,168
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.30	$0.23	$0.67	$0.53
Diluted	$0.30	$0.23	$0.67	$0.53
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.30	$0.23	$0.65	$0.51
Diluted	$0.30	$0.23	$0.65	$0.51
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.30	$0.23	$0.67	$0.49
Diluted	$0.30	$0.23	$0.67	$0.49
Dividends	$0.20	$0.20	$0.41	$0.40
Net earnings per Class B Voting Common Share:
Basic	$0.30	$0.23	$0.65	$0.48
Diluted	$0.30	$0.23	$0.65	$0.47
Dividends	$0.20	$0.20	$0.39	$0.38
Weighted average common shares outstanding (in thousands):
Basic	50,527	51,272	50,778	51,262
Diluted	50,647	51,348	50,868	51,330
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Three months ended January 31,		Six months ended January 31,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net earnings	$15,290	$11,584	$33,993	$25,168
Other comprehensive loss:
Foreign currency translation adjustments:
Net loss recognized in other comprehensive loss	(7,463)	(46,816)	(13,946)	(71,120)
Reclassification adjustment for gains included in net earnings	—	—	—	(34,697)
	(7,463)	(46,816)	(13,946)	(105,817)

Net investment hedge translation adjustments	2,671	12,276	3,542	20,427
Long-term intercompany loan translation adjustments:
Net (loss) gain recognized in other comprehensive loss	(2,396)	2,232	(3,820)	882
Reclassification adjustment for gains included in net earnings	—	—	—	(393)
	(2,396)	2,232	(3,820)	489
Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(302)	1,239	(562)	1,841
Reclassification adjustment for losses (gains) included in net earnings	115	(116)	(342)	(95)
	(187)	1,123	(904)	1,746
Pension and other post-retirement benefits:
Actuarial gain amortization	(161)	(214)	(323)	(428)
Prior service credit amortization	(414)	(81)	(1,035)	(162)
	(575)	(295)	(1,358)	(590)

Other comprehensive loss, before tax	(7,950)	(31,480)	(16,486)	(83,745)
Income tax expense related to items of other comprehensive loss	(979)	(4,654)	(835)	(7,980)
Other comprehensive loss, net of tax	(8,929)	(36,134)	(17,321)	(91,725)
Comprehensive income (loss)	$6,361	$(24,550)	$16,672	$(66,557)
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six months ended January 31,
	(Unaudited)
	2016	2015
Operating activities:
Net earnings	$33,993	$25,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,502	20,066
Non-cash portion of stock-based compensation expense	4,569	2,471
Non-cash portion of restructuring charges	—	896
Loss on sale of business, net	—	426
Deferred income taxes	3,338	(781)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	3,204	10,918
Inventories	3,403	(10,840)
Prepaid expenses and other assets	(3,811)	(3,053)
Accounts payable and other liabilities	(1,618)	(15,423)
Income taxes	(2,326)	(5,918)
Net cash provided by operating activities	58,254	23,930

Investing activities:
Purchases of property, plant and equipment	(3,928)	(17,808)
Sale of business, net of cash retained	—	6,111
Other	2,521	4,173
Net cash used in investing activities	(1,407)	(7,524)

Financing activities:
Payment of dividends	(20,425)	(20,449)
Proceeds from issuance of common stock	53	847
Purchases of treasury stock	(23,397)	—
(Repayments) proceeds from borrowing on credit facilities	(437)	29,428
Debt issuance costs	(803)	—
Income tax on equity-based compensation, and other	(1,299)	(3,830)
Net cash (used in) provided by financing activities	(46,308)	5,996

Effect of exchange rate changes on cash	(4,833)	(10,937)

Net increase in cash and cash equivalents	5,706	11,465
Cash and cash equivalents, beginning of period	114,492	81,834

Cash and cash equivalents, end of period	$120,198	$93,299

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2016
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2016 and July 31, 2015, its results of operations and comprehensive income (loss) for the three and six months ended January 31, 2016 and 2015, and cash flows for the six months ended January 31, 2016 and 2015. The consolidated balance sheet as of July 31, 2015 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for the six months ended January 31, 2015. A portion of the Die-Cut business was divested in fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note I, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2016, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2015	$382,786	$50,413	$433,199
Translation adjustments	(2,772)	(2,967)	$(5,739)
Balance as of January 31, 2016	$380,014	$47,446	$427,460

Goodwill at January 31, 2016 and July 31, 2015 included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the six months ended January 31, 2016.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2016				July 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,147	$(10,851)	$1,296	5	$12,073	$(10,641)	$1,432
Trademarks and other	5	14,270	(13,668)	602	5	14,375	(12,471)	1,904
Customer relationships	7	135,283	(96,784)	38,499	7	136,693	(94,537)	42,156
Non-compete agreements and other	4	8,922	(8,903)	19	4	9,076	(9,032)	44
Unamortized other intangible assets:
Trademarks	N/A	23,214	—	23,214	N/A	23,352	—	23,352
Total		$193,836	$(130,206)	$63,630		$195,569	$(126,681)	$68,888
The decrease in the gross carrying amount of other intangible assets as of January 31, 2016 compared to July 31, 2015 was due to the effect of currency fluctuations during the six month period.
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheet at January 31, 2016 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and January 31, 2016.
Amortization expense on intangible assets was $2,595 and $2,982 for the three months ended January 31, 2016 and 2015, respectively, and $5,228 and $6,351 for the six months ended January 31, 2016 and 2015, respectively. The amortization over each of the next five fiscal years is projected to be $8,794, $7,117, $6,442, $6,166 and $5,640 for the fiscal years ending July 31, 2016, 2017, 2018, 2019 and 2020, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2016:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
Other comprehensive loss before reclassification	(141)	—	(15,613)	(15,754)
Amounts reclassified from accumulated other comprehensive loss	(209)	(1,358)	—	(1,567)
Ending balance, January 31, 2016	$(341)	$2,080	$(64,094)	$(62,355)
The increase in accumulated other comprehensive loss as of January 31, 2016 compared to July 31, 2015 was primarily due to the appreciation of the U.S. dollar against other currencies during the six month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,567 in amounts reclassified from accumulated other comprehensive loss, the $209 gain on cash flow hedges was reclassified into cost of products sold, and the $1,358 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the six months ended January 31, 2016.

The changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended January 31, 2015 were as follows:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive income (loss) before reclassification	1,218	—	(57,598)	(56,380)
Amounts reclassified from accumulated other comprehensive income (loss)	(58)	(590)	(34,697)	(35,345)
Ending balance, January 31, 2015	$1,148	$4,264	$(32,981)	$(27,569)
The decrease in accumulated other comprehensive income (loss) as of January 31, 2015 compared to July 31, 2014 was primarily due the appreciation of the U.S. dollar against other currencies during the six month period. The decrease was also attributable to the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $35,345 in amounts reclassified from accumulated other comprehensive income, the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $58 gain on cash flow hedges was reclassified into cost of products sold, and the $590 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2015.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and six months ended January 31, 2016 and 2015:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Income tax expense related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(1,042)	$(4,788)	$(1,381)	$(7,967)
Long-term intercompany loan settlements	—	501	—	550
Cash flow hedges	56	(394)	554	(597)
Other income tax adjustments and currency translation	7	27	(8)	34
Income tax expense related to items of other comprehensive loss	$(979)	$(4,654)	$(835)	$(7,980)

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Numerator: (in thousands)
Earnings from continuing operations	$15,290	$11,584	$33,993	$27,083
Less:
Preferential dividends	—	—	(783)	(794)
Preferential dividends on dilutive stock options	—	—	(1)	(1)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$15,290	$11,584	$33,209	$26,288
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	50,527	51,272	50,778	51,262
Plus: Effect of dilutive stock options	120	76	90	68
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	50,647	51,348	50,868	51,330
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.30	$0.23	$0.67	$0.53
Diluted	$0.30	$0.23	$0.67	$0.53
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.30	$0.23	$0.65	$0.51
Diluted	$0.30	$0.23	$0.65	$0.51
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.30	$0.23	$0.67	$0.49
Diluted	$0.30	$0.23	$0.67	$0.49
Net earnings per Class B Voting Common Share:
Basic	$0.30	$0.23	$0.65	$0.48
Diluted	$0.30	$0.23	$0.65	$0.47
Options to purchase approximately 3,923,000 and 3,860,000 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2016 and 2015, respectively, and 4,048,000 and 3,878,000 shares for the six months ended January 31, 2016 and 2015, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and six months ended January 31, 2016 and 2015:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Sales to External Customers
ID Solutions	$184,880	$192,065	$381,207	$404,162
Workplace Safety	83,750	90,563	170,496	188,706
Total Company	$268,630	$282,628	$551,703	$592,868
Segment Profit
ID Solutions	$37,004	$35,719	$77,008	$79,186
Workplace Safety	13,395	12,776	30,059	28,315
Total Company	$50,399	$48,495	$107,067	$107,501
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2016 and 2015:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Total profit from reportable segments	$50,399	$48,495	$107,067	$107,501
Unallocated amounts:
Administrative costs	(26,810)	(26,805)	(53,376)	(54,561)
Restructuring charges	—	(4,879)	—	(9,157)
Investment and other (expense) income	(992)	211	(1,751)	535
Interest expense	(2,130)	(3,000)	(4,281)	(5,891)
Earnings from continuing operations before income taxes	$20,467	$14,022	$47,659	$38,427

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
RSUs issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. The RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Shares issued under the plan are referred to herein as "service-based" RSUs.
As of January 31, 2016, the Company has reserved 4,741,300 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 2,295,113 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.

The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2016 and 2015, was $1,973 ($1,223 net of taxes) and $1,152 ($714 net of taxes), respectively. Expense recognized during the six months ended January 31, 2016 and 2015, was $4,569 ($2,833 net of taxes) and $2,471 ($1,532 net of taxes), respectively.
As of January 31, 2016, total unrecognized compensation cost related to stock-based compensation awards was $19,136 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.8 years.
The Company has estimated the fair value of its service-based stock option awards granted during the six months ended January 31, 2016 and 2015, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2016	2015
Expected term (in years)	6.11	6.05
Expected volatility	29.95%	34.03%
Expected dividend yield	2.59%	2.48%
Risk-free interest rate	1.64%	1.91%
Weighted-average market value of underlying stock at grant date	$20.02	$22.70
Weighted-average exercise price	$20.02	$22.70
Weighted-average fair value of options granted during the period	$4.58	$6.11

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,500,951	$29.64
New grants	881,744	20.02
Exercised	(2,454)	21.73
Forfeited or expired	(375,756)	32.20
Outstanding at January 31, 2016	4,004,485	$27.28	6.0	$1,898,393
Exercisable at January 31, 2016	2,723,184	$30.00	4.5	$183,307

There were 2,723,184 and 3,131,418 options exercisable with a weighted average exercise price of $30.00 and $30.97 at January 31, 2016 and 2015, respectively. The cash received from the exercise of options during the three months ended January 31, 2016 and 2015 was $53 and $756, respectively. The cash received from the exercise of options during the six months ended January 31, 2016 and 2015 was $53 and $847, respectively. The tax benefit on options exercised during the three months ended January 31, 2016 and 2015 was $3 and $41, respectively. The tax benefit on options exercised during the six months ended January 31, 2016 and 2015 was $3 and $44, respectively.

The total intrinsic value of options exercised during the six months ended January 31, 2016 and 2015, based upon the average market price at the time of exercise during the period, was $7 and $115, respectively. The total fair value of stock options vested during the six months ended January 31, 2016 and 2015, was $3,131 and $3,841, respectively.
The following table summarizes the RSU activity under the Company's share-based compensation plans for the six months ended January 31, 2016:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2015	677,454	$24.72
New grants	173,394	20.07
Vested	(72,164)	25.12
Forfeited	(41,869)	24.12
Outstanding at January 31, 2016	736,815	$23.62
The service-based RSUs granted during the six months ended January 31, 2015 had a weighted-average grant date fair value of $23.57.
The aggregate intrinsic value of unvested RSUs expected to vest at January 31, 2016 was $16,534. The total fair value of RSUs vested during the six months ended January 31, 2016 and 2015, was $1,471 and $805, respectively.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2016 and July 31, 2015, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2016
Trading securities	$12,980	$—	$12,980	Other assets
Foreign exchange contracts	—	1,008	1,008	Prepaid expenses and other current assets
Total Assets	$12,980	$1,008	$13,988
Foreign exchange contracts	$—	$1,212	$1,212	Other current liabilities
Total Liabilities	$—	$1,212	$1,212
July 31, 2015
Trading securities	$15,356	$—	$15,356	Other assets
Foreign exchange contracts	—	685	685	Prepaid expenses and other current assets
Total Assets	$15,356	$685	$16,041
Foreign exchange contracts	$—	$1,280	$1,280	Other current liabilities
Total Liabilities	$—	$1,280	$1,280
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the six months ended January 31, 2016 and 2015. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended January 31, 2016.
During fiscal 2015, goodwill with carrying amounts of $26,246 and $10,866 in the WPS APAC and WPS Americas reporting units, respectively, was written off entirely, resulting in impairment charges of $37,112. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, it was determined there was no excess fair value of the reporting units over the implied fair value of goodwill and thus, the remaining goodwill balances were impaired in fiscal 2015. The goodwill balances represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to their original recognition.

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
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $255,450 and $252,254 at January 31, 2016 and July 31, 2015, respectively, as compared to the carrying value of $247,689 and $243,288 at January 31, 2016 and July 31, 2015, respectively.
NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2016 and July 31, 2015, the notional amount of outstanding forward exchange contracts was $104,759 and $139,300, respectively.
The Company hedges a portion of known exposures using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian Dollar, Australian Dollar, Mexican Peso, and Singapore Dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2016 and 2015, unrealized losses of $608 and unrealized gains of $1,724 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended January 31, 2016 and 2015, the Company reclassified losses of $115 and gains of $116 from OCI into earnings, respectively. For the six months ended January 31, 2016 and 2015, the Company reclassified gains of $342 and $95 from OCI into earnings, respectively. At January 31, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $16,616, including contracts to sell Euros, Canadian Dollars, Australian Dollars, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At January 31, 2016, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Non-Designated Hedges
For the three and six months ended January 31, 2016, the Company recognized losses of $100 and $513 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and six months ended January 31, 2015, the Company recognized losses of $1,173 and gains of $2,050, respectively.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2016		July 31, 2015		January 31, 2016		July 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$525	Prepaid expenses and other current assets	$518	Other current liabilities	$1,108	Other current liabilities	$737
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	117,972	Long term obligations, less current maturities	121,514
Total derivatives designated as hedging instruments		$525		$518		$119,080		$122,251
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,008	Prepaid expenses and other current assets	$168	Other current liabilities	$1,212	Other current liabilities	$543
Total derivatives not designated as hedging instruments		$1,008		$168		$1,212		$543

NOTE I — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three and six month periods ended January 31, 2015.

The following table summarizes the operating results of discontinued operations for the six months ended January 31, 2015:

Six months ended January 31, 2015
Net sales	$—
Loss from operations of discontinued businesses	(1,201)
Income tax expense	(288)
Loss on sale of discontinued operations	(487)
Income tax benefit on sale of discontinued operations	61
Loss from discontinued operations, net of income tax	$(1,915)

There were no assets or liabilities held for sale as of January 31, 2016 and July 31, 2015, respectively. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the Condensed Consolidated Statements of Earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.

NOTE J — New Accounting Pronouncements
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires companies to classify deferred tax assets and liabilities as non-current on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The ASU may be applied either prospectively or retrospectively and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (“LIFO”) is not impacted by the new standard. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the ASU is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. Under the new guidance, companies should recognize revenues in amounts that reflect the payment to which a company expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of the new revenue recognition standard by one year. Under the ASU, the new revenue recognition standard is effective for the Company beginning in fiscal 2019. The Company is currently evaluating the impact of this update on its consolidated financial statements.
NOTE K — Subsequent Events
On February 16, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on April 29, 2016, to shareholders of record at the close of business on April 8, 2016.
On February 16, 2016, the Company's Board of Directors also authorized an increase in the Company’s share repurchase program, authorizing the repurchase of up to two million shares of the Company’s Class A Common Stock available for repurchase as of that date, inclusive of the shares in the existing share buyback program. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based compensation plans and for other corporate purposes.

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
The ability to provide customers with a vast array of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, and increased investment in digital capabilities.
The Company is targeting the following key initiatives in fiscal 2016:

•	Driving operational efficiency within our manufacturing facilities and throughout the organization to improve profitability.

•	Focusing on operational excellence and providing the Company's customers with the highest level of customer service.

•	Enhancing our innovation development process to deliver high-value, innovative products that align with the Company's target markets.

•	Performing comprehensive product reviews to optimize the Company's product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three and six months ended January 31, 2016, and 2015 is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2016	% Sales	2015	% Sales	2016	% Sales	2015	% Sales
Net Sales	$268,630		$282,628		$551,703		$592,868
Gross Margin	132,892	49.5%	138,203	48.9%	272,241	49.3%	288,365	48.6%
Operating Expenses:
Research and Development	9,097	3.4%	8,948	3.2%	17,666	3.2%	18,579	3.1%
Selling, General and Administrative	100,206	37.3%	107,565	38.1%	200,884	36.4%	216,846	36.6%
Restructuring charges	—	—%	4,879	1.7%	—	—%	9,157	1.5%
Total operating expenses	109,303	40.7%	121,392	43.0%	218,550	39.6%	244,582	41.3%
Operating Income	$23,589	8.8%	$16,811	5.9%	$53,691	9.7%	$43,783	7.4%

Sales for the three months ended January 31, 2016, decreased 5.0% to $268.6 million, compared to $282.6 million in the same period of the prior year, which consisted of organic sales growth of 0.4% and a negative currency impact of 5.4% due to the strengthening of the U.S. Dollar against other major currencies. Organic sales grew 0.7% in the IDS segment and declined 0.1% in the WPS segment.

Sales for the six months ended January 31, 2016, decreased 6.9% to $551.7 million, compared to $592.9 million in the same period of the prior year, which consisted of an organic sales decline of 0.9% and a negative currency impact of 6.0%. Organic sales declined 0.9% in both the IDS and WPS segments.

Gross margin for the three months ended January 31, 2016, decreased 3.8% to $132.9 million, compared to $138.2 million in the same period of the prior year, and decreased 5.6% to $272.2 million for the six months ended January 31, 2016, compared to $288.4 million in the same period of the prior year. The decline in gross margin for both the three and six month periods was primarily due to the decline in net sales.

Gross margin as a percentage of sales continued its trend from the preceding quarter and increased to 49.5% for the three months ended January 31, 2016, compared to 48.9% in the same period of the prior year, and increased to 49.3% for the six months ended January 31, 2016, from 48.6% in the same period of the prior year. The increase in gross profit margin was primarily due to an improvement in operational efficiencies in our recently consolidated facilities in the Americas and EMEA, as we incurred reduced freight, supplies and labor costs compared to the same periods in the prior year.

R&D expenses for the three months ended January 31, 2016, increased 1.7% to $9.1 million, compared to $8.9 million in the same period of the prior year. As a percentage of sales for the three months ended January 31, 2016, R&D expenses increased to 3.4% from 3.2% in the same period in the prior year. The increase was primarily due to timing of project-related expenditures, partially offset by the negative impact of currency fluctuations.

R&D expenses decreased 4.9% to $17.7 million for the six months ended January 31, 2016, compared to $18.6 million for the same period in the prior year. The decrease in R&D expenses was primarily due to efficiency gains within the R&D function and the strengthening of the U.S. dollar. As a percentage of sales for the six months ended January 31, 2016, R&D expenses increased slightly to 3.2% from 3.1% in the same period of the prior year. The increase in R&D expenses as a percentage of sales for the six month period was primarily due to the impact of currency fluctuations on sales and a higher concentration of R&D spending in the United States.

Selling, general and administrative expenses (“SG&A”) include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, information technology, human resources, legal, and executive leadership. SG&A decreased 6.8% to $100.2 million for the three months ended January 31, 2016, and 7.4% to $200.9 million for the six months ended January 31, 2016, compared to $107.6 million and $216.8 million in the same periods of the prior year, respectively. The declines in both the three and six month periods were primarily driven by the strengthening of the U.S. dollar, as well as efficiencies in selling costs and reduced amortization expense. General and administrative expenses remained flat for the three months and decreased during the six months ended January 31, 2016, compared to the same periods of the prior year due to our continued efforts to control costs.

In fiscal 2014, the Company announced a restructuring plan to consolidate facilities in the Americas, Europe and Asia. The Company implemented this restructuring plan to enhance customer service, improve efficiency of operations and reduce operating expenses. Restructuring activities related to the facility consolidation plan were complete at the end of fiscal 2015. The Company expects to realize operational savings from these actions over the longer-term.

No restructuring charges were incurred by the Company during the three and six months ended January 31, 2016. Restructuring charges were $4.9 million and $9.2 million during the three and six months ended January 31, 2015, respectively, which consisted primarily of employee separation costs, facility closure costs, and contract termination costs. Of the $4.9 million of restructuring charges recognized during the three-month period ended January 31, 2015, $3.9 million was incurred within the IDS segment and $1.0 million was incurred within the WPS segment. Of the $9.2 million of restructuring charges recognized during the six-month period ended January 31, 2015, $6.3 million was incurred within IDS and $2.9 million was incurred within WPS.
Operating income was $23.6 million during the three months ended January 31, 2016, compared to $16.8 million for the three months ended January 31, 2015. Excluding restructuring charges of $4.9 million from the prior year, operating income was $21.7 million during the three months ended January 31, 2015. The increase of $1.9 million was primarily due to the improvement in segment profit in both the IDS and WPS segments during the three months ended January 31, 2016, compared to the same period of the prior year. This increase was partially offset by the negative impact of currency fluctuations during the period.
Operating income was $53.7 million during the six months ended January 31, 2016, compared to $43.8 million for the six months ended January 31, 2015. Excluding restructuring charges of $9.2 million, operating income was $53.0 million for the six months ended January 31, 2015. The increase of $0.7 million was primarily due to the improvement in WPS segment profit and a decline in administrative expenses during the six months ended January 31, 2016, compared to the same period of the prior year. This increase was partially offset by the negative impact of currency fluctuations and a decline in segment profit in the IDS segment during the period, which is discussed in further detail within the Business Segment Operating Results section.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2016	% Sales	2015	% Sales	2016	% Sales	2015	% Sales
Operating income	$23,589	8.8%	$16,811	5.9%	$53,691	9.7%	$43,783	7.4%
Other income and (expense):
Investment and other (expense) income	(992)	(0.4)%	211	0.1%	(1,751)	(0.3)%	535	0.1%
Interest expense	(2,130)	(0.8)%	(3,000)	(1.1)%	(4,281)	(0.8)%	(5,891)	(1.0)%
Earnings from continuing operations before income tax	20,467	7.6%	14,022	5.0%	47,659	8.6%	38,427	6.5%
Income tax expense	5,177	1.9%	2,438	0.9%	13,666	2.5%	11,344	1.9%
Earnings from continuing operations	$15,290	5.7%	$11,584	4.1%	$33,993	6.2%	$27,083	4.6%
Loss from discontinued operations, net of income taxes	—	—%	—	—%	—	—%	(1,915)	(0.3)%
Net earnings	$15,290	5.7%	$11,584	4.1%	$33,993	6.2%	$25,168	4.2%

Investment and other expense was $1.0 million for the three months ended January 31, 2016, and was $1.8 million for the six months ended January 31, 2016, compared to other income of $0.2 million and $0.5 million in the same periods of the prior year, respectively. These changes during the three and six month periods were primarily due to foreign currency losses and a decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $2.1 million from $3.0 million for the three months, and decreased to $4.3 million from $5.9 million for the six months ended January 31, 2016, compared to the same periods in the prior year. For both the three and six month periods, the decrease was due to the Company’s declining total debt balance and a reduction in the weighted average interest rate on revolving debt.

The Company’s income tax rate on continuing operations was 25.3% for the three months ended January 31, 2016, compared to 17.4% for the same period in the prior year. The extension of the U.S. R&D tax credit and other tax provisions passed by Congress in December 2015 and 2014 decreased the tax rate in both quarters; however, the impact was more significant to the prior period income tax rate as earnings before tax was lower for the three months ended January 31, 2015. The income tax rate on continuing operations was 28.7% for the six months ended January 31, 2016, compared to 29.5% for the same period of the prior year. The tax rate for the six month period is consistent with the Company's anticipated annual income tax rate, which is expected to be in the mid-to-upper 20% range for fiscal year 2016.

Business Segment Operating Results

The Company is organized and managed on a global basis within two business platforms: ID Solutions and Workplace Safety. The segment results have been adjusted to reflect continuing operations in all periods presented. The sales and profit of discontinued operations for the six months ended January 31, 2015, are excluded from the following information.

The following is a summary of segment information for the three and six months ended January 31, 2016, and 2015:

	Three months ended January 31,		Six months ended January 31,
(Dollars in thousands)	2016	2015	2016	2015
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$184,880	$192,065	$381,207	$404,162
Workplace Safety	83,750	90,563	170,496	188,706
Total	$268,630	$282,628	$551,703	$592,868
SALES GROWTH INFORMATION
ID Solutions
Organic	0.7%	1.9%	(0.9)%	2.1%
Currency	(4.4)%	(3.3)%	(4.8)%	(2.1)%
Total	(3.7)%	(1.4)%	(5.7)%	—%
Workplace Safety
Organic	(0.1)%	0.6%	(0.9)%	1.5%
Currency	(7.4)%	(6.7)%	(8.7)%	(4.5)%
Total	(7.5)%	(6.1)%	(9.6)%	(3.0)%
Total Company
Organic	0.4%	1.4%	(0.9)%	1.9%
Currency	(5.4)%	(4.3)%	(6.0)%	(2.9)%
Total	(5.0)%	(2.9)%	(6.9)%	(1.0)%
SEGMENT PROFIT
ID Solutions	$37,004	$35,719	$77,008	$79,186
Workplace Safety	13,395	12,776	30,059	28,315
Total	$50,399	$48,495	$107,067	$107,501
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	20.0%	18.6%	20.2%	19.6%
Workplace Safety	16.0%	14.1%	17.6%	15.0%
Total	18.8%	17.2%	19.4%	18.1%
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and six months ended January 31, 2016 and 2015:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
Total profit from reportable segments	$50,399	$48,495	$107,067	$107,501
Unallocated amounts:
Administrative costs	(26,810)	(26,805)	(53,376)	(54,561)
Restructuring charges	—	(4,879)	—	(9,157)
Investment and other (expense) income	(992)	211	(1,751)	535
Interest expense	(2,130)	(3,000)	(4,281)	(5,891)
Earnings from continuing operations before income taxes	$20,467	$14,022	$47,659	$38,427

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 3.7% to $184.9 million for the three months ended January 31, 2016, compared to $192.1 million for the same period in the prior year, which consisted of organic sales growth of 0.7% and a negative currency impact of 4.4%. IDS sales decreased 5.7% to $381.2 million for the six months ended January 31, 2016, compared to $404.2 million for the same period in the prior year. Organic sales declined 0.9% and currency fluctuations decreased sales by 4.8% during the six month period ended January 31, 2016.

Organic sales in the Americas were consistent for the three months and declined in the low-single digits for the six months ended January 31, 2016, compared to the same periods in the prior year. The decline in the six month period was primarily due to a slow down in order patterns with certain of our end customers in the healthcare and industrial sectors in the United States and Canada. In addition, we realized double-digit declines in OEM sales in Brazil for both the three and six month periods due to weak economic conditions and increased competitive pressure. The decline was partially offset by strong organic sales growth in Mexico.

The IDS business in Europe realized mid-single digit organic sales growth for the three months ended January 31, 2016, compared to the same period in the prior year. Organic sales grew in the low-single digits for the six months ended January 31, 2016, compared to the same period in the prior year. The increase for both the three and six month periods was primarily driven by our core IDS businesses in Western and Central Europe where we have increased our salesforce and expanded in focused geographies and accounts.

Organic sales in Asia declined in the low-single digits for the three and six months ended January 31, 2016, as compared to the same periods in the prior year. The decline in sales for both the three and six month periods was primarily due to reduced demand in China as a result of the slowing economy, which also resulted in reduced sales in much of Asia, outside of China.

Segment profit increased to $37.0 million for the three months ended January 31, 2016, compared to $35.7 million in the same period of the prior year. As a percentage of sales, segment profit increased to 20.0% for the quarter, from 18.6% in the same period of the prior year. The increase in segment profit margin during the quarter was primarily driven by an improvement in operational efficiencies in our manufacturing processes in the Americas and Europe and the increase in organic sales.

Segment profit decreased to $77.0 million from $79.2 million for the six months ended January 31, 2016, compared to the same period in the prior year. This decrease was primarily due to the negative impact of currency fluctuations during the six months ended January 31, 2016. As a percentage of sales, segment profit increased to 20.2% for the six months ended January 31, 2016, compared to 19.6% for same period in the prior year. Consistent with the three month period, the increase in segment profit margin was primarily driven by an improvement in operational efficiencies, partially offset by the decline in organic sales during the six month period.
WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 7.5% to $83.8 million for the three months and 9.6% to $170.5 million for the six months ended January 31, 2016, compared to $90.6 million and $188.7 million, respectively, for the same periods in the prior year. Currency fluctuations decreased sales by 7.4% and 8.7% for the three and six months ended January 31, 2016, respectively, compared to the same periods in the prior year. Since half of the WPS business is in Europe, the strengthening of the U.S. dollar against the Euro had a larger impact on the WPS segment than it did on the IDS segment.
Organic sales declined 0.1% and 0.9% in the three and six month periods ended January 31, 2016, respectively, compared to the same periods in the prior year. The organic sales decline in both periods was due to our North American and Australian-based businesses. This decline was partially offset by growth in the European-based business.
The WPS business in Europe realized mid-single digit organic sales growth for the three months ended January 31, 2016, compared to the same period in the prior year. Organic sales grew in the low-single digits for the six months ended January 31, 2016, compared to the same period in the prior year. The increase for both the three and six month periods was primarily driven by Germany, France, and Belgium due to improvements in website functionality and key account management. Both traditional catalog and digital sales increased, with digital sales improving by double-digits in both the three and six months ended January 31, 2016, as compared to the same periods in the prior year.
Organic sales in the Americas declined in the mid-single digits for the three and six months ended January 31, 2016, compared to the same periods in the prior year. This decrease was primarily in North America due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels.

Organic sales in Australia realized a low double-digit decline for the three months and a high single-digit decline for the six months ended January 31, 2016, as compared to the same periods of the prior year. The decrease in the Australian business was due to its higher concentration in industries that are experiencing economic challenges which include manufacturing and mining production. We continue to focus on enhancing our expertise in these industries to further differentiate and create value for our customers.

Segment profit increased to $13.4 million from $12.8 million for the three months, and increased to $30.1 million from $28.3 million for the six months ended January 31, 2016, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 16.0% from 14.1% for the three months, and increased to 17.6% from 15.0% for the six months ended January 31, 2016, compared to the same periods in the prior year. The increase in segment profit margin in both the three and six month periods was mainly driven by a reduction in selling expenses and an improvement in operational efficiencies, partially offset by the decline in organic sales for both the three and six month periods.
Financial Condition

Cash and cash equivalents increased by $5.7 million and $11.5 million during the six months ended January 31, 2016 and 2015, respectively. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$58,254	$23,930
Investing activities	(1,407)	(7,524)
Financing activities	(46,308)	5,996
Effect of exchange rate changes on cash	(4,833)	(10,937)
Net increase in cash and cash equivalents	$5,706	$11,465

Net cash provided by operating activities increased to $58.3 million for the six months ended January 31, 2016, compared to $23.9 million in the same period of the prior year. The increase in cash provided by operating activities of $34.4 million was primarily due to an improvement in working capital of $23.2 million.  Inventory was reduced from elevated levels in the prior year due to the facility consolidation, which generated $14.2 million in cash from operations in the current six-month period.  In addition, accounts payable increased by $13.8 million in the current six-month period due to the timing of certain annual payments and the acceleration of corporate credit card payment terms impacting the prior six-month period, which was partially offset by a decrease in Days Payable Outstanding ("DPO") in the Americas and APAC regions compared to the prior six-month period. The remainder of the increase in net cash provided by operating activities was primarily due to an increase in net earnings of $8.8 million.

Net cash used in investing activities was $1.4 million for the six months ended January 31, 2016, compared to $7.5 million in the same period of the prior year. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $13.9 million due to the completion of facility consolidation activities, partially offset by $6.1 million of cash received from the Die-Cut divestiture during the six months ended January 31, 2015.

Net cash used in financing activities was $46.3 million during the six months ended January 31, 2016, compared to net cash provided by financing activities of $6.0 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to $23.4 million in share repurchases and $0.4 million in net repayments on the revolving loan agreements during the six months ended January 31, 2016, compared to $29.4 million in net borrowings on the revolving loan agreements in the same period of the prior year. The Company paid dividends of $20.4 million in both the six month periods ended January 31, 2016 and 2015.

Currency had a negative impact on cash of $4.8 million during the six months ended January 31, 2016, due to the strengthening of the U.S. Dollar against other major currencies.
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

On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the six months ended January 31, 2016, the Company drew down an additional $5.0 million in order to fund general corporate needs. As of January 31, 2016, the outstanding balance on the credit facility was $107.0 million, which was also the maximum amount outstanding during the six months ended January 31, 2016. The Company also had letters of credit outstanding under the loan agreement of $3.3 million as of January 31, 2016, and there was $189.7 million available for future borrowing, which can be increased to $339.7 million at the Company's option, subject to certain conditions.
In fiscal 2015, the Company entered into two unsecured $10.0 million multi-currency lines of credit in China. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period of up to one year from the date of borrowing with interest incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration. The facilities are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During the six months ended January 31, 2016, the Company repaid $5.4 million of these borrowings. As of January 31, 2016, the aggregate outstanding balance of these lines was $5.0 million and there was $15.0 million available for future borrowing under these credit facilities. The maximum amount outstanding on these lines was $10.4 million during the six months ended January 31, 2016.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2016, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 14.9 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2016, approximately 94% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.

Subsequent Events
On February 16, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on April 29, 2016, to shareholders of record at the close of business on April 8, 2016.
On February 16, 2016, the Company's Board of Directors also authorized an increase in the Company’s share repurchase program, authorizing the repurchase of up to two million shares of the Company’s Class A Common Stock available for repurchase as of that date, inclusive of the shares in the existing share buyback program. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based compensation plans and for other corporate purposes.
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

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Implementation of the Workplace Safety strategy;

•	Brady's ability to develop and successfully market technologically advanced new products;

•	Technology changes and potential security violations to Brady's information technology systems;

•	Future competition;

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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 31, 2015, the Company had a share repurchase program with 1,192,308 shares of the Company's Class A Nonvoting Common Stock remaining to be purchased. On November 18, 2015, the Company's Board of Directors authorized an increase in the share repurchase program of 807,692 additional shares. During the three months ended January 31, 2016, the Company purchased 338,579 shares of its Class A Nonvoting Common Stock under its share repurchase plan for $7.2 million. As of January 31, 2016, there remained 1,661,421 shares to purchase in connection with this plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended January 31, 2016:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
November 1, 2015 - November 30, 2015	—	$—	—	2,000,000
December 1, 2015 - December 31, 2015	—	—	—	2,000,000
January 1, 2016 - January 31, 2016	338,579	21.37	338,579	1,661,421
Total	338,579	$21.37	338,579	1,661,421

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.1	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: February 19, 2016	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2016	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)