Form 10-Q
period 2016-04-30
BRADY CORP
filed 2016-05-19
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016
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
As of May 18, 2016, there were 46,723,746 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,596	$114,492
Accounts receivable—net	153,289	157,386
Inventories:
Finished products	63,105	66,700
Work-in-process	17,145	16,958
Raw materials and supplies	20,317	20,849
Total inventories	100,567	104,507
Prepaid expenses and other current assets	33,981	32,197
Total current assets	429,433	408,582
Other assets:
Goodwill	436,191	433,199
Other intangible assets	62,260	68,888
Deferred income taxes	16,465	22,310
Other	17,157	18,704
Property, plant and equipment:
Cost:
Land	5,258	5,284
Buildings and improvements	94,155	94,423
Machinery and equipment	262,992	270,086
Construction in progress	2,025	2,164
	364,430	371,957
Less accumulated depreciation	264,661	260,743
Property, plant and equipment—net	99,769	111,214
Total	$1,061,275	$1,062,897
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$6,230	$10,411
Accounts payable	64,428	73,020
Wages and amounts withheld from employees	40,987	30,282
Taxes, other than income taxes	7,817	7,250
Accrued income taxes	4,991	7,576
Other current liabilities	39,329	38,194
Current maturities on long-term debt	—	42,514
Total current liabilities	163,782	209,247
Long-term obligations, less current maturities	236,310	200,774
Other liabilities	65,843	65,188
Total liabilities	465,935	475,209
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 46,723,474 and 47,781,184 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	316,373	314,403
Earnings retained in the business	438,441	414,069
Treasury stock—4,538,013 and 3,480,303 shares, respectively of Class A nonvoting common stock, at cost	(114,012)	(93,234)
Accumulated other comprehensive loss	(42,396)	(45,034)
Other	(3,614)	(3,064)
Total stockholders’ investment	595,340	587,688
Total	$1,061,275	$1,062,897

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net sales	$286,816	$290,227	$838,519	$883,095
Cost of products sold	141,373	149,228	420,835	453,732
Gross margin	145,443	140,999	417,684	429,363
Operating expenses:
Research and development	8,865	8,928	26,531	27,507
Selling, general and administrative	105,794	102,952	306,678	319,796
Restructuring charges	—	4,834	—	13,991
Total operating expenses	114,659	116,714	333,209	361,294
Operating income	30,784	24,285	84,475	68,069
Other income (expense):
Investment and other income (expense)	721	434	(1,030)	968
Interest expense	(1,838)	(2,503)	(6,119)	(8,394)
Earnings from continuing operations before income taxes	29,667	22,216	77,326	60,643
Income tax expense	8,686	5,003	22,352	16,347
Earnings from continuing operations	$20,981	$17,213	$54,974	$44,296
Loss from discontinued operations, net of income taxes	—	—	—	(1,915)
Net earnings	$20,981	$17,213	$54,974	$42,381
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.42	$0.34	$1.09	$0.86
Diluted	$0.42	$0.33	$1.08	$0.86
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.42	$0.34	$1.07	$0.85
Diluted	$0.42	$0.33	$1.07	$0.85
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.42	$0.34	$1.09	$0.83
Diluted	$0.42	$0.33	$1.08	$0.83
Dividends	$0.20	$0.20	$0.61	$0.60
Net earnings per Class B Voting Common Share:
Basic	$0.42	$0.34	$1.07	$0.81
Diluted	$0.42	$0.33	$1.07	$0.81
Dividends	$0.20	$0.20	$0.59	$0.58
Weighted average common shares outstanding (in thousands):
Basic	50,251	51,301	50,602	51,275
Diluted	50,505	51,450	50,747	51,370
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Three months ended April 30,		Nine months ended April 30,
	(Unaudited)		(Unaudited)
	2016	2015	2016	2015
Net earnings	$20,981	$17,213	$54,974	$42,381
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gain (loss) recognized in other comprehensive loss	24,889	930	10,943	(70,191)
Reclassification adjustment for gains included in net earnings	—	—	—	(34,697)
	24,889	930	10,943	(104,888)

Net investment hedge translation adjustments	(3,733)	406	(191)	20,833
Long-term intercompany loan translation adjustments:
Net (loss) gain recognized in other comprehensive loss	(2,321)	(801)	(6,141)	82
Reclassification adjustment for gains included in net earnings	—	—	—	(393)
	(2,321)	(801)	(6,141)	(311)
Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(167)	(455)	(729)	1,386
Reclassification adjustment for losses (gains) included in net earnings	169	(457)	(174)	(552)
	2	(912)	(903)	834
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive income	(2)	1,644	(2)	1,498
Reclassification adjustment for plan curtailment gain included in net earnings	—	(1,741)	—	(1,741)
Actuarial gain amortization	(161)	(106)	(484)	(428)
Prior service credit amortization	—	(40)	(1,035)	(162)
	(163)	(243)	(1,521)	(833)

Other comprehensive income (loss), before tax	18,674	(620)	2,187	(84,365)
Income tax benefit (expense) related to items of other comprehensive income (loss)	1,313	250	478	(7,730)
Other comprehensive income (loss), net of tax	19,987	(370)	2,665	(92,095)
Comprehensive income (loss)	$40,968	$16,843	$57,639	$(49,714)
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine months ended April 30,
	(Unaudited)
	2016	2015
Operating activities:
Net earnings	$54,974	$42,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,896	28,511
Non-cash portion of stock-based compensation expense	6,247	3,556
Non-cash portion of restructuring charges	—	3,545
Loss on sale of business, net	—	426
Deferred income taxes	3,169	(4,533)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	4,679	(797)
Inventories	4,556	(8,385)
Prepaid expenses and other assets	(734)	201
Accounts payable and other liabilities	3,432	(8,399)
Income taxes	(2,669)	(3,766)
Net cash provided by operating activities	98,550	52,740

Investing activities:
Purchases of property, plant and equipment	(7,468)	(23,545)
Sale of business, net of cash retained	—	6,111
Other	1,987	3,927
Net cash used in investing activities	(5,481)	(13,507)

Financing activities:
Payment of dividends	(30,603)	(30,712)
Proceeds from issuance of common stock	663	1,591
Purchases of treasury stock	(23,552)	—
Proceeds from borrowing on credit facilities	28,819	64,638
Principal payments on debt	(42,514)	(42,514)
Debt issuance costs	(803)	—
Income tax on equity-based compensation, and other	(1,238)	(3,832)
Net cash used in financing activities	(69,228)	(10,829)

Effect of exchange rate changes on cash	3,263	(9,770)

Net increase in cash and cash equivalents	27,104	18,634
Cash and cash equivalents, beginning of period	114,492	81,834

Cash and cash equivalents, end of period	$141,596	$100,468

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2016
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2016 and July 31, 2015, its results of operations and comprehensive income (loss) for the three and nine months ended April 30, 2016 and 2015, and cash flows for the nine months ended April 30, 2016 and 2015. The consolidated balance sheet as of July 31, 2015 has been derived from the audited consolidated financial statements of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
The results of operations of the Company's Die-Cut business have been reported as discontinued operations within the condensed consolidated statements of earnings for the nine months ended April 30, 2015. A portion of the Die-Cut business was divested in fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows or other comprehensive income related to discontinued operations. Refer to Note J, "Discontinued Operations" for further discussion regarding the business.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2016, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2015	$382,786	$50,413	$433,199
Translation adjustments	4,128	(1,136)	$2,992
Balance as of April 30, 2016	$386,914	$49,277	$436,191

Goodwill at April 30, 2016 and July 31, 2015 included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the nine months ended April 30, 2016. The increase in the carrying amount of Goodwill as of April 30, 2016 compared to July 31, 2015 was due to the effect of currency fluctuations during the nine-month period.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	April 30, 2016				July 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,218	$(10,989)	$1,229	5	$12,073	$(10,641)	$1,432
Trademarks and other	5	14,459	(13,713)	746	5	14,375	(12,471)	1,904
Customer relationships	7	137,520	(100,621)	36,899	7	136,693	(94,537)	42,156
Non-compete agreements and other	4	9,184	(9,168)	16	4	9,076	(9,032)	44
Unamortized other intangible assets:
Trademarks	N/A	23,370	—	23,370	N/A	23,352	—	23,352
Total		$196,751	$(134,491)	$62,260		$195,569	$(126,681)	$68,888
The increase in the gross carrying amount of other intangible assets as of April 30, 2016 compared to July 31, 2015 was primarily due to the effect of currency fluctuations during the nine-month period.
Amortization expense on intangible assets was $1,838 and $2,900 for the three months ended April 30, 2016 and 2015, respectively, and $7,066 and $9,251 for the nine months ended April 30, 2016 and 2015, respectively. The amortization expense over each of the next five fiscal years is projected to be $8,881, $7,175, $6,471, $6,181 and $5,628 for the fiscal years ending July 31, 2016, 2017, 2018, 2019 and 2020, respectively.
NOTE C — Other Comprehensive Income (Loss)
Other comprehensive income (loss) ("OCI") consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2016:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
Other comprehensive (loss) income before reclassification	(368)	(2)	4,634	4,264
Amounts reclassified from accumulated other comprehensive loss	(106)	(1,520)	—	(1,626)
Ending balance, April 30, 2016	$(465)	$1,916	$(43,847)	$(42,396)
The decrease in accumulated other comprehensive loss as of April 30, 2016 compared to July 31, 2015 was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,626 in amounts reclassified from accumulated other comprehensive loss, the $106 gain on cash flow hedges was reclassified into cost of products sold, and the $1,520 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the nine months ended April 30, 2016.
The changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended April 30, 2015 were as follows:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
Beginning balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive income (loss) before reclassification	927	1,639	(57,296)	(54,730)
Amounts reclassified from accumulated other comprehensive income (loss)	(337)	(2,331)	(34,697)	(37,365)
Ending balance, April 30, 2015	$578	$4,162	$(32,679)	$(27,939)
The decrease in accumulated other comprehensive income (loss) as of April 30, 2015 compared to July 31, 2014 was primarily due the appreciation of the U.S. dollar against other currencies, most of which was realized during the six month period ended January 31, 2015. The decrease was also attributable to the accumulated foreign currency translation gains in the China Die-Cut businesses, which were reclassified into net earnings upon the completion of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $37,365 in amounts reclassified from accumulated other comprehensive income (loss), the $34,697 gain was reclassified to the net loss on the sale of the Die-Cut business, the $337 gain on cash flow hedges was reclassified into cost of products sold, and the $2,331 gain due to curtailment of the post-retirement medical benefit plan was reclassified into SG&A on the condensed consolidated statement of earnings for the nine months ended April 30, 2015.
The following table illustrates the income tax expense on the components of other comprehensive income (loss) for the three and nine months ended April 30, 2016 and 2015:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Income tax benefit (expense) related to items of other comprehensive income (loss):
Net investment hedge translation adjustments	$1,456	$(158)	$75	$(8,125)
Long-term intercompany loan settlements	—	(61)	—	489
Cash flow hedges	(126)	352	428	(245)
Pension and other post-retirement benefits	25	—	27	—
Other income tax adjustments and currency translation	(42)	117	(52)	151
Income tax benefit (expense) related to items of other comprehensive income (loss)	$1,313	$250	$478	$(7,730)

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Numerator: (in thousands)
Earnings from continuing operations	$20,981	$17,213	$54,974	$44,296
Less:
Preferential dividends	—	—	(783)	(794)
Preferential dividends on dilutive stock options	—	—	(1)	(1)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$20,981	$17,213	$54,190	$43,501
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	50,251	51,301	50,602	51,275
Plus: Effect of dilutive stock options	254	149	145	95
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	50,505	51,450	50,747	51,370
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$0.42	$0.34	$1.09	$0.86
Diluted	$0.42	$0.33	$1.08	$0.86
Earnings from continuing operations per Class B Voting Common Share:
Basic	$0.42	$0.34	$1.07	$0.85
Diluted	$0.42	$0.33	$1.07	$0.85
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$—	$(0.04)
Diluted	$—	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$0.42	$0.34	$1.09	$0.83
Diluted	$0.42	$0.33	$1.08	$0.83
Net earnings per Class B Voting Common Share:
Basic	$0.42	$0.34	$1.07	$0.81
Diluted	$0.42	$0.33	$1.07	$0.81
Options to purchase approximately 2,480,000 and 2,836,000 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2016 and 2015, respectively, and 3,525,000 and 3,531,000 shares for the nine months ended April 30, 2016 and 2015, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
The segment results have been adjusted to reflect continuing operations in all periods presented. The following is a summary of segment information for the three and nine months ended April 30, 2016 and 2015:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Sales to External Customers
ID Solutions	$196,953	$200,786	$578,160	$604,948
Workplace Safety	89,863	89,441	260,359	278,147
Total Company	$286,816	$290,227	$838,519	$883,095
Segment Profit
ID Solutions	$46,445	$41,614	$123,451	$120,800
Workplace Safety	13,759	12,292	43,818	40,607
Total Company	$60,204	$53,906	$167,269	$161,407
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2016 and 2015:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Total profit from reportable segments	$60,204	$53,906	$167,269	$161,407
Unallocated amounts:
Administrative costs	(29,420)	(24,787)	(82,794)	(79,347)
Restructuring charges	—	(4,834)	—	(13,991)
Investment and other income (expense)	721	434	(1,030)	968
Interest expense	(1,838)	(2,503)	(6,119)	(8,394)
Earnings from continuing operations before income taxes	$29,667	$22,216	$77,326	$60,643
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
As of April 30, 2016, the Company has reserved 4,630,354 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 2,368,731 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.

The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2016 and 2015, was $1,678 ($1,040 net of taxes) and $1,085 ($673 net of taxes), respectively. Expense recognized during the nine months ended April 30, 2016 and 2015, was $6,247 ($3,873 net of taxes) and $3,556 ($2,205 net of taxes), respectively.
As of April 30, 2016, total unrecognized compensation cost related to stock-based compensation awards was $17,206 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.6 years.
The Company has estimated the fair value of its service-based stock option awards granted during the nine months ended April 30, 2016 and 2015, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30,
Black-Scholes Option Valuation Assumptions	2016	2015
Expected term (in years)	6.11	6.06
Expected volatility	29.95%	34.05%
Expected dividend yield	2.59%	2.48%
Risk-free interest rate	1.64%	1.91%
Weighted-average market value of underlying stock at grant date	$20.02	$22.73
Weighted-average exercise price	$20.02	$22.73
Weighted-average fair value of options granted during the period	$4.58	$6.12

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2016 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2015	3,500,951	$29.64
New grants	881,744	20.02
Exercised	(28,782)	23.04
Forfeited or expired	(449,029)	30.90
Outstanding at April 30, 2016	3,904,884	$27.37	5.7	$7,963,025
Exercisable at April 30, 2016	2,679,527	$30.09	4.2	$1,483,578

There were 2,679,527 and 2,706,566 options exercisable with a weighted average exercise price of $30.09 and $30.84 at April 30, 2016 and 2015, respectively. The cash received from the exercise of options during the three months ended April 30, 2016 and 2015 was $610 and $744, respectively. The cash received from the exercise of options during the nine months ended April 30, 2016 and 2015 was $663 and $1,591, respectively. The tax benefit on options exercised during the three months ended April 30, 2016 and 2015 was $37 and $35, respectively. The tax benefit on options exercised during the nine months ended April 30, 2016 and 2015 was $40 and $79, respectively.

The total intrinsic value of options exercised during the nine months ended April 30, 2016 and 2015, based upon the average market price at the time of exercise during the period, was $105 and $202, respectively. The total fair value of stock options vested during the nine months ended April 30, 2016 and 2015, was $3,193 and $3,909, respectively.
The following table summarizes the RSU activity under the Company's share-based compensation plans for the nine months ended April 30, 2016:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2015	677,454	$24.72
New grants	173,394	20.07
Vested	(72,164)	25.12
Forfeited	(53,214)	23.77
Outstanding at April 30, 2016	725,470	$23.64
The service-based RSUs granted during the nine months ended April 30, 2015 had a weighted-average grant date fair value of $23.59.
The aggregate intrinsic value of unvested RSUs expected to vest at April 30, 2016 was $19,218. The total fair value of RSUs vested during the nine months ended April 30, 2016 and 2015, was $1,471 and $805, respectively.
NOTE G – Employee Benefit Plans
The components of net periodic postretirement benefit cost for the three and nine months ended April 30, 2016 and 2015 were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Components of net periodic postretirement benefit cost:
Service cost	$2	$40	$6	$203
Interest cost	29	35	86	177
Amortization of prior service credit	—	(40)	(1,035)	(202)
Amortization of net actuarial gain	(161)	(106)	(484)	(540)
Curtailment gain	—	(4,296)	—	(4,296)
Net periodic postretirement benefit cost	$(130)	$(4,367)	$(1,427)	$(4,658)

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2016 and July 31, 2015, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2016
Trading securities	$13,567	$—	$13,567	Other assets
Foreign exchange contracts	—	855	855	Prepaid expenses and other current assets
Total Assets	$13,567	$855	$14,422
Foreign exchange contracts	$—	$802	$802	Other current liabilities
Total Liabilities	$—	$802	$802
July 31, 2015
Trading securities	$15,356	$—	$15,356	Other assets
Foreign exchange contracts	—	685	685	Prepaid expenses and other current assets
Total Assets	$15,356	$685	$16,041
Foreign exchange contracts	$—	$1,280	$1,280	Other current liabilities
Total Liabilities	$—	$1,280	$1,280
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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models with observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note I, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the nine months ended April 30, 2016 and 2015. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended April 30, 2016.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $243,800 and $252,254 at April 30, 2016 and July 31, 2015, respectively, as compared to the carrying value of $236,310 and $243,288 at April 30, 2016 and July 31, 2015, respectively.
NOTE I — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. Dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2016 and July 31, 2015, the notional amount of outstanding forward exchange contracts was $127,105 and $139,300, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2016 and 2015, unrealized losses of $605 and unrealized gains of $813 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended April 30, 2016 and 2015, the Company reclassified losses of $169 and gains of $457 from OCI into earnings, respectively. For the nine months ended April 30, 2016 and 2015, the Company reclassified gains of $174 and $552 from OCI into earnings, respectively. At April 30, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $42,850, including contracts to sell Euros, Canadian Dollars, Australian Dollars, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At April 30, 2016, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Non-Designated Hedges
For the three and nine months ended April 30, 2016, the Company recognized gains of $1,410 and $897 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and nine months ended April 30, 2015, the Company recognized losses of $667 and gains of $1,287, respectively.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2016		July 31, 2015		April 30, 2016		July 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$327	Prepaid expenses and other current assets	$518	Other current liabilities	$668	Other current liabilities	$737
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	121,705	Long term obligations, less current maturities	121,514
Total derivatives designated as hedging instruments		$327		$518		$122,373		$122,251
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$528	Prepaid expenses and other current assets	$168	Other current liabilities	$134	Other current liabilities	$543
Total derivatives not designated as hedging instruments		$528		$168		$134		$543

NOTE J — Discontinued Operations
The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the three and nine month periods ended April 30, 2015.

The following table summarizes the operating results of discontinued operations for the nine months ended April 30, 2015:

Nine months ended April 30, 2015
Net sales	$—
Loss from operations of discontinued businesses	(1,201)
Income tax expense	(288)
Loss on sale of discontinued operations	(487)
Income tax benefit on sale of discontinued operations	61
Loss from discontinued operations, net of income tax	$(1,915)

There were no assets or liabilities held for sale as of April 30, 2016 or July 31, 2015. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the condensed consolidated statements of earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.

NOTE K — New Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which will simplify several aspects of accounting for share-based payment transactions. The update will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings, and not in additional paid-in capital (APIC). This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the ASU is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires companies to classify deferred tax assets and liabilities as non-current on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The ASU may be applied either prospectively or retrospectively and early adoption is permitted. The Company does not expect this update to have a meaningful impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", which amends the principal-versus-agent implementation guidance in ASU 2014-09. ASU 2016-08 clarifies the principal-versus-agent guidance in ASU 2014-09 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on that designation.
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients", which amends the transition, collectibility, and non-cash consideration guidance in ASU 2014-09. ASU 2016-08 clarifies clarify that, for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under legacy GAAP. The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.
ASU  2014-09 (and related updates) is effective for the Company beginning in fiscal 2019. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company is currently evaluating the impact of this update on its consolidated financial statements.
NOTE L — Subsequent Events
On May 18, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on July 29, 2016, to shareholders of record at the close of business on July 8, 2016.

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
The Company is targeting the following key initiatives in fiscal 2016:

•	Driving operational efficiency within our manufacturing facilities and throughout the organization to improve profitability.

•	Focusing on operational excellence and providing the Company's customers with the highest level of customer service.

•	Enhancing our innovation development process to deliver high-value, innovative products that align with the Company's target markets.

•	Performing comprehensive product reviews to optimize the Company's product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three and nine months ended April 30, 2016 and 2015 is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2016	% Sales	2015	% Sales	2016	% Sales	2015	% Sales
Net Sales	$286,816		$290,227		$838,519		$883,095
Gross Margin	145,443	50.7%	140,999	48.6%	417,684	49.8%	429,363	48.6%
Operating Expenses:
Research and Development	8,865	3.1%	8,928	3.1%	26,531	3.2%	27,507	3.1%
Selling, General and Administrative	105,794	36.9%	102,952	35.5%	306,678	36.6%	319,796	36.2%
Restructuring charges	—	—%	4,834	1.7%	—	—%	13,991	1.6%
Total operating expenses	114,659	40.0%	116,714	40.2%	333,209	39.7%	361,294	40.9%
Operating Income	$30,784	10.7%	$24,285	8.4%	$84,475	10.1%	$68,069	7.7%

Sales for the three months ended April 30, 2016, decreased 1.2% to $286.8 million, compared to $290.2 million in the same period of the prior year, which consisted of an organic sales decline of 0.1% and a negative currency impact of 1.1% due to the strengthening of the U.S. Dollar against other major currencies when compared against the prior year. Organic sales declined 0.8% in the IDS segment and grew 1.2% in the WPS segment.

Sales for the nine months ended April 30, 2016, decreased 5.0% to $838.5 million, compared to $883.1 million in the same period of the prior year, which consisted of an organic sales decline of 0.7% and a negative currency impact of 4.3%. Organic sales declined 0.9% in the IDS segment and 0.2% in the WPS segment.

Gross margin as a percentage of sales continued its trend from the preceding quarters and increased to 50.7% for the three months ended April 30, 2016, compared to 48.6% in the same period of the prior year, and increased to 49.8% for the nine months ended April 30, 2016, from 48.6% in the same period of the prior year. The increase in gross profit margin was primarily due to an improvement in operational efficiencies in our recently consolidated facilities in the Americas and EMEA, as we incurred reduced supplies and labor costs compared to the same periods in the prior year.

R&D expenses for the three months ended April 30, 2016 and 2015 were $8.9 million or 3.1% of sales. R&D expenses decreased 3.6% to $26.5 million for the nine months ended April 30, 2016, compared to $27.5 million for the same period in the prior year. The decrease in R&D expenses for the nine-month period was primarily due to efficiency gains within the R&D function and the strengthening of the U.S. dollar, which were partially offset by an increase in our investment in new products within the IDS segment to drive top line growth. R&D expenses as a percentage of sales for the nine months ended April 30, 2016 and 2015 were consistent at 3.2% and 3.1%, respectively.

SG&A increased 2.8% to $105.8 million from $103.0 million for the three months ended April 30, 2016, compared to the same period in the prior year. During the three months ended April 30, 2015, the Company recognized a curtailment gain of $4.3 million due to the discontinuation of a postretirement medical plan. Excluding the curtailment gain recognized in the prior year, SG&A expense would have been $107.3 million. As a percentage of sales, SG&A was 36.9% for the three months ended April 30, 2016, compared to 35.5% for the same period in the prior year. Excluding the curtailment gain recognized in the prior year, SG&A as a percentage of sales would have been 37.0%. The decrease in SG&A excluding the curtailment gain from the prior period was due to efficiencies achieved in selling costs and reduced amortization expense.

SG&A decreased 4.1% to $306.7 million from $319.8 million for the nine months ended April 30, 2016, compared to the same period in the prior year. As a percentage of sales, SG&A was 36.6% for the nine months ended April 30, 2016, compared to 36.2% for the same period in the prior year. Excluding the curtailment gain of $4.3 million recognized in the prior year, SG&A as a percentage of sales would have been 36.7%. The decrease in SG&A expense in the nine-month period is primarily due to the strengthening of the U.S. Dollar as well as efficiencies in selling costs, reduced amortization expenses and our continued efforts to control general and administrative costs.

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

No restructuring charges were incurred by the Company during the three and nine months ended April 30, 2016. Restructuring charges were $4.8 million and $14.0 million during the three and nine months ended April 30, 2015, respectively, which consisted primarily of employee separation costs, facility closure costs, and contract termination costs. Of the $4.8 million of restructuring charges recognized during the three-month period ended April 30, 2015, $3.5 million was incurred within the IDS segment and $1.3 million was incurred within the WPS segment. Of the $14.0 million of restructuring charges recognized during the nine-month period ended April 30, 2015, $9.9 million was incurred within IDS and $4.1 million was incurred within WPS.
Operating income was $30.8 million for the three months ended April 30, 2016, and $84.5 million for the nine months ended April 30, 2016, compared to $24.3 million and $68.1 million, respectively, in the same periods of the prior year. Excluding restructuring charges of $4.8 million and $14.0 million from the same periods in the prior year, operating income was $29.1 million and $82.1 million for the three and nine months ended April 30, 2015, respectively. The increase in operating income in the current three and nine month periods was due to the improvement in gross profit margin primarily in the IDS segment as well as reduced SG&A primarily in the WPS segment. The increase in the three and nine month periods was partially offset by the negative impact of currency fluctuations.

OPERATING INCOME TO NET EARNINGS

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2016	% Sales	2015	% Sales	2016	% Sales	2015	% Sales
Operating income	$30,784	10.7%	$24,285	8.4%	$84,475	10.1%	$68,069	7.7%
Other income and (expense):
Investment and other (expense) income	721	0.3%	434	0.1%	(1,030)	(0.1)%	968	0.1%
Interest expense	(1,838)	(0.6)%	(2,503)	(0.9)%	(6,119)	(0.7)%	(8,394)	(1.0)%
Earnings from continuing operations before income tax	29,667	10.3%	22,216	7.7%	77,326	9.2%	60,643	6.9%
Income tax expense	8,686	3.0%	5,003	1.7%	22,352	2.7%	16,347	1.9%
Earnings from continuing operations	$20,981	7.3%	$17,213	5.9%	$54,974	6.6%	$44,296	5.0%
Loss from discontinued operations, net of income taxes	—	—%	—	—%	—	—%	(1,915)	(0.2)%
Net earnings	$20,981	7.3%	$17,213	5.9%	$54,974	6.6%	$42,381	4.8%

Investment and other income was $0.7 million for the three months, and expense of $1.0 million for the nine months ended April 30, 2016, compared to other income of $0.4 million and $1.0 million, respectively, in the same periods of the prior year. The change during the three-month period was primarily due to foreign currency gains and increased interest income. The change during the nine-month period was primarily due to foreign currency losses and a decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $1.8 million from $2.5 million for the three months, and decreased to $6.1 million from $8.4 million for the nine months ended April 30, 2016, compared to the same periods in the prior year. For both the three and nine month periods, the decrease was due to the Company’s declining total debt balance and a reduction in the weighted average interest rate.

The Company’s income tax rate on continuing operations was 29.3% for the three months and 28.9% for the nine months ended April 30, 2016, compared to 22.5% and 27.0% for the same periods of the prior year. The increase to the income tax rates for the three and nine month periods was due to fluctuations in geographic profit mix and adjustments to tax accruals and reserves. The tax rate for both the three and nine month periods are consistent with the Company's anticipated annual income tax rate, which is expected to be in the upper 20% range for fiscal year 2016.

Business Segment Operating Results

The Company is organized and managed on a global basis within two business platforms: ID Solutions and Workplace Safety. The segment results have been adjusted to reflect continuing operations in all periods presented.

The following is a summary of segment information for the three and nine months ended April 30, 2016, and 2015:

	Three months ended April 30,		Nine months ended April 30,
(Dollars in thousands)	2016	2015	2016	2015
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$196,953	$200,786	$578,160	$604,948
Workplace Safety	89,863	89,441	260,359	278,147
Total	$286,816	$290,227	$838,519	$883,095
SALES GROWTH INFORMATION
ID Solutions
Organic	(0.8)%	3.0%	(0.9)%	2.4%
Currency	(1.1)%	(5.7)%	(3.5)%	(3.3)%
Total	(1.9)%	(2.7)%	(4.4)%	(0.9)%
Workplace Safety
Organic	1.2%	(1.1)%	(0.2)%	0.6%
Currency	(0.7)%	(12.2)%	(6.2)%	(7.1)%
Total	0.5%	(13.3)%	(6.4)%	(6.5)%
Total Company
Organic	(0.1)%	1.7%	(0.7)%	1.8%
Currency	(1.1)%	(8.0)%	(4.3)%	(4.6)%
Total	(1.2)%	(6.3)%	(5.0)%	(2.8)%
SEGMENT PROFIT
ID Solutions	$46,445	$41,614	$123,451	$120,800
Workplace Safety	13,759	12,292	43,818	40,607
Total	$60,204	$53,906	$167,269	$161,407
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	23.6%	20.7%	21.4%	20.0%
Workplace Safety	15.3%	13.7%	16.8%	14.6%
Total	21.0%	18.6%	19.9%	18.3%
The following is a reconciliation of segment profit to earnings from continuing operations before income taxes for the three and nine months ended April 30, 2016 and 2015:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Total profit from reportable segments	$60,204	$53,906	$167,269	$161,407
Unallocated amounts:
Administrative costs	(29,420)	(24,787)	(82,794)	(79,347)
Restructuring charges	—	(4,834)	—	(13,991)
Investment and other income (expense)	721	434	(1,030)	968
Interest expense	(1,838)	(2,503)	(6,119)	(8,394)
Earnings from continuing operations before income taxes	$29,667	$22,216	$77,326	$60,643

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 1.9% to $197.0 million for the three months ended April 30, 2016, compared to $200.8 million for the same period in the prior year, which consisted of a decline in organic sales of 0.8% and a negative currency impact of 1.1%. IDS sales decreased 4.4% to $578.2 million for the nine months ended April 30, 2016, compared to $604.9 million for the same period in the prior year. Organic sales declined 0.9% and currency fluctuations decreased sales by 3.5% during the nine months ended April 30, 2016.

Organic sales in the Americas declined in the low-single digits for both the three and nine months ended April 30, 2016, compared to the same periods in the prior year. The decline in sales for both the three and nine month periods was primarily due to a slowdown in order patterns with certain of our customers in the United States and Canada which is reflective of a general slowdown in the industrial sector. In addition, we realized double-digit declines in OEM sales in Brazil for both the three and nine month periods due to weak economic conditions and increased competitive pressure.

The IDS business in Europe realized low-single digit organic sales growth for both the three and nine months ended April 30, 2016, compared to the same periods in the prior year. The increase for both the three and nine month periods was primarily driven by our core IDS businesses in Western and Central Europe where we have increased our salesforce and expanded in focused geographies and accounts.

Organic sales in Asia declined in the mid-single digits for the three and nine months ended April 30, 2016, compared to the same periods in the prior year. The decline in sales for both the three and nine month periods was primarily due to reduced demand in the electronics industry in China as well as other regions within Asia, which we are addressing through focused additions to our sales organization within the region.

Segment profit increased to $46.4 million from $41.6 million for the three months, and increased to $123.5 million from $120.8 million for the nine months ended April 30, 2016, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 23.6% from 20.7% for the three months, and increased to 21.4% from 20.0% for the nine months ended April 30, 2016, compared to the same periods of the prior year. The increases in segment profit were primarily driven by an improvement in operational efficiencies in our manufacturing processes in the Americas and Europe.

WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales increased 0.5% to $89.9 million for the three months ended April 30, 2016, compared to $89.4 million for the same period in the prior year, which consisted of organic sales growth of 1.2%, and a negative currency impact of 0.7%. WPS sales decreased 6.4% to $260.4 million for the nine months ended April 30, 2016, compared to $278.1 million for the same period in the prior year. Organic sales declined 0.2% and currency fluctuations decreased sales by 6.2% during the nine months ended April 30, 2016. Since half of the WPS business is in Europe, the strengthening of the U.S. dollar against the Euro had a larger impact on the WPS segment than it did on the IDS segment during the nine months ended April 30, 2016.
The WPS business in Europe realized mid-single digit organic sales growth for the three months ended April 30, 2016, compared to the same period in the prior year. Organic sales grew in the low-single digits for the nine months ended April 30, 2016, compared to the same period in the prior year. The increase for both the three and nine month periods was primarily driven by Germany, France, and Belgium due to improvements in website functionality and key account management. Both traditional catalog and digital sales increased, with digital sales improving by double-digits in both the three and nine months ended April 30, 2016, as compared to the same periods in the prior year.
Organic sales in the Americas declined in the low-single digits for the three and nine months ended April 30, 2016, compared to the same periods in the prior year. This decrease was primarily in North America due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels. The decrease was partially offset by high single-digit growth in digital sales for the three months ended April 30, 2016, compared to the same period in the prior year.

Organic sales in Australia realized a low-single digit decline for the three months and a mid-single digit decline for the nine months ended April 30, 2016, compared to the same periods in the prior year. The decrease in the Australian business was due to its higher concentration in industries that are experiencing economic challenges which include manufacturing and mining production. We continue to focus on enhancing our expertise in these industries to drive sales growth as well as addressing our cost structure to improve profitability.

Segment profit increased to $13.8 million from $12.3 million for the three months, and increased to $43.8 million from $40.6 million for the nine months ended April 30, 2016, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 15.3% from 13.7% for the three months, and increased to 16.8% from 14.6% for the nine months ended April 30, 2016, compared to the same periods in the prior year. The increase in segment profit margin in both the three and nine month periods was mainly driven by a reduction in selling expenses and catalog advertising.
Financial Condition

Cash and cash equivalents increased by $27.1 million and $18.6 million during the nine months ended April 30, 2016 and 2015, respectively. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$98,550	$52,740
Investing activities	(5,481)	(13,507)
Financing activities	(69,228)	(10,829)
Effect of exchange rate changes on cash	3,263	(9,770)
Net increase in cash and cash equivalents	$27,104	$18,634

Net cash provided by operating activities increased to $98.6 million for the nine months ended April 30, 2016, compared to $52.7 million in the same period of the prior year. The increase in cash provided by operating activities of $45.8 million was primarily due to an improvement in working capital of $30.4 million.  Inventory was reduced from elevated levels in the prior year due to the facility consolidation, which generated $12.9 million in cash from operations in the current nine-month period.  Accounts payable and other liabilities increased by $11.8 million in the current nine-month period due to higher accrued incentive compensation, which was partially offset by a decrease in accounts payable in the Americas and APAC regions compared to the prior nine-month period. The remainder of the increase in net cash provided by operating activities was primarily due to an increase in net earnings.

Net cash used in investing activities was $5.5 million for the nine months ended April 30, 2016, compared to $13.5 million in the same period of the prior year. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $16.1 million due to the completion of facility consolidation activities, partially offset by $6.1 million of cash received from the Die-Cut divestiture during the nine months ended April 30, 2015.

Net cash used in financing activities was $69.2 million during the nine months ended April 30, 2016, compared to net cash used in financing activities of $10.8 million in the same period of the prior year. The increase in cash used in financing activities was primarily due to $23.6 million in share repurchases and $28.8 million in net borrowings on the revolving loan agreements during the nine months ended April 30, 2016, compared to $64.6 million in net borrowings on the revolving loan agreements in the same period of the prior year. The Company paid dividends of $30.6 million in both the nine months ended April 30, 2016 and 2015.
Currency had a positive impact on cash of $3.3 million during the nine months ended April 30, 2016, due to the weakening of the U.S. Dollar against certain other major currencies.
During fiscal 2007, the Company completed a private placement note issuance totaling $150 million in ten-year fixed rate notes to institutional investors at an interest rate of 5.33%. The notes must be repaid equally over seven years, with the final payments due in 2017, with interest payable on the notes due semiannually on various dates throughout the year. The notes have certain prepayment penalties for repaying them prior to the maturity date.

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

On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the nine months ended April 30, 2016, the Company drew down an additional $33.0 million in order to fund general corporate needs. As of April 30, 2016, the outstanding balance on the credit facility was $135.0 million, which was also the maximum amount outstanding during the nine months ended April 30, 2016. The Company also had letters of credit outstanding under the loan agreement of $4.0 million as of April 30, 2016, and there was $161.0 million available for future borrowing, which can be increased to $311.0 million at the Company's option, subject to certain conditions.
In fiscal 2015, the Company entered into two unsecured $10.0 million multi-currency lines of credit in China. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period of up to one year with interest incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration. The facilities are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. During the nine months ended April 30, 2016, the Company repaid $4.2 million of these borrowings. As of April 30, 2016, the aggregate outstanding balance was $6.2 million and there was $13.8 million available for future borrowing under these credit facilities. The maximum amount outstanding on these lines was $10.4 million during the nine months ended April 30, 2016.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2016, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.8 to 1.0 and the interest expense coverage ratio equal to 16.1 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2016, approximately 99% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
Subsequent Events
On May 18, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2025 per share payable on July 29, 2016, to shareholders of record at the close of business on July 8, 2016.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of January 31, 2016, the Company had a share repurchase program with 1,661,421 shares of the Company's Class A Nonvoting Common Stock remaining to be purchased. On February 16, 2016, the Company's Board of Directors authorized an increase in the Company's share repurchase program to two million shares of the Company's Class A Common Stock available for repurchase as of that date, inclusive of the shares in the existing share buyback program. During the three months ended April 30, 2016, the Company purchased 7,418 shares of its Class A Nonvoting Common Stock under its share repurchase plan for $0.2 million. As of April 30, 2016, there remained 2,000,000 shares to purchase in connection with this plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended April 30, 2016:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2016 - February 29, 2016	7,418	$20.97	7,418	2,000,000
March 1, 2016 - March 31, 2016	—	—	—	2,000,000
April 1, 2016 - April 30, 2016	—	—	—	2,000,000
Total	7,418	$20.97	7,418	2,000,000

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin

10.2	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: May 19, 2016	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2016	/s/ AARON J. PEARCE
Aaron J. Pearce
Senior Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)