Form 10-K
period 2016-07-31
BRADY CORP
filed 2016-09-15
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2016, was approximately $989,699,158 based on the closing sale price of $22.44 per share on that date as reported for the New York Stock Exchange. As of September 12, 2016, there were 46,966,421 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The Company’s primary objective is to build upon its market position and increase shareholder value by improving in the following key competencies:

•	Operational excellence — Continuous productivity improvement and process transformation.

•	Customer service — Focus on the customer and understanding customer needs.

•	Innovation advantage — Technologically advanced, internally developed products drive growth and sustain gross profit margins.

•	Global leadership position in niche markets.

•	Digital capabilities.

•	Compliance expertise.

The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, and increased investment in digital capabilities.

The following were key initiatives supporting the strategy in fiscal 2016:

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

(b) Financial Information About Industry Segments
The information required by this Item is provided in Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 - Financial Statements and Supplementary Data.

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
Below is a summary of sales by reportable segments for the fiscal years ended July 31:

	2016	2015	2014
IDS	69.3%	68.8%	67.4%
WPS	30.7%	31.2%	32.6%
Total	100.0%	100.0%	100.0%

ID Solutions
Within the ID Solutions segment, the primary product categories include:

•
Facility identification and protection, which includes safety signs, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for auditing, procedure writing and training.

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
Approximately 65% of ID Solutions products are sold under the Brady brand. In the United States, identification products for the utility industry are marketed under the Electromark brand; spill-control products are marketed under the SPC brand; and security and identification badges and systems are marketed under the Identicard, PromoVision, and Brady People ID brands. Wire identification products are marketed under the Modernotecnica brand in Italy and lockout/tagout products are offered under the Scafftag brand in the U.K. Custom labels and nameplates are available under the Stickolor brand in Brazil; identification and patient safety products in the healthcare industry under the PDC Healthcare brand in the U.S. and Europe; and custom wristbands for the leisure and entertainment industry are available under the PDC brand in the U.S. and the PDC B.I.G. brand in Europe.
The ID Solutions segment offers high quality products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, catalog marketing, and e-commerce. The ID Solutions sales force partners with end-users and distributors by providing technical application and product expertise.
This segment manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business principally on the basis of engineering, research and development capabilities, materials expertise, customer service, product quality and price, safety expertise, and production capabilities. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest major adhesive and electrical product companies offering competing products as part of their overall product lines.
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
The Workplace Safety segment manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. However, the competitive landscape is changing with the continued evolution of digital channels. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of this shift is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we continue to focus on developing dynamic pricing capabilities and enhancing customer experience as these are critical to convert customers from traditional catalog channels to digital.
Workplace Safety primarily sells to other businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities. The business markets and sells products through multiple channels, including catalog, telemarketing and digital.
Discontinued Operations
Discontinued operations include the Asia Die-Cut and European Die-Cut businesses ("Die-Cut"), which were announced as held for sale in the third and fourth quarters of fiscal 2013, respectively. In fiscal 2014, the Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for the sale of Die-Cut. The first phase of the divestiture closed in the fourth quarter of fiscal 2014 and the second phase of the divestiture closed in the first quarter of fiscal 2015. The operating results of the Die-Cut businesses were reflected as discontinued operations in the consolidated statements of earnings for the years ended July 31, 2015 and 2014.
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
The Company spent $35.8 million, $36.7 million, and $35.0 million on its R&D activities during the fiscal years ended July 31, 2016, 2015, and 2014, respectively. The decrease in R&D spending in fiscal 2016 compared to the prior year was primarily due to efficiency gains within the R&D function and to a lesser extent, the strengthening of the U.S. dollar. As of July 31, 2016, 210 employees were engaged in R&D activities for the Company.

Operations
The materials used in the products manufactured consist of a variety of plastic and synthetic films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, and solvents for consumable identification products in addition to electronic components, molded parts and sub-assemblies for printing systems. The Company operates a coating facility that manufactures bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.
The Company purchases raw materials, components and finished products from many suppliers. Overall, we are not dependent upon any single supplier for our most critical base materials or components; however, we have chosen in certain situations to sole source, or limit the sources of materials, components, or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe any disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of critical materials or components, the financial impact could be material. The Company currently operates 42 manufacturing and distribution facilities globally.

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
The Company has a broad customer base, and no individual customer is 10% or more of total net sales.
Average delivery time for customer orders varies from same-day delivery to one month, depending on the type of product, customer request, and whether the product is stock or custom-designed and manufactured. The Company's backlog is not material, does not provide significant visibility for future business and is not pertinent to an understanding of the business.
Environment
Compliance with federal, state and local environmental protection laws during fiscal 2016 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2016, the Company employed approximately 6,500 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
(d) Financial Information About Foreign and Domestic Operations and Export Sales
The information required by this Item is provided in Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
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

Item 1A. Risk Factors
Investors should carefully consider the risks set forth below and all other information contained in this report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risk and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial results.
Business Risks
Failure to compete effectively or to successfully execute our strategy may have a negative impact on our business and financial results.
We actively compete with companies that produce and market the same or similar products, and in some instances, with companies that sell different products that are designed for the same end user. Competition may force us to reduce prices or incur additional costs to remain competitive. We compete on the basis of price, customer support, product innovation, product offering, product quality, expertise, production capabilities, and for multinational customers, our global footprint. Present or future competitors may develop and introduce new and enhanced products, offer products based on alternative technologies and processes, accept lower profit, have greater financial, technical or other resources, or have lower production costs or other pricing advantages. Any of these could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which could adversely impact our business and financial results. Additionally, throughout our global business, distributors and customers may seek lower cost sourcing opportunities, which could result in a loss of business that may adversely impact our business and financial results.
Our strategy is to expand into higher-growth adjacent product categories and markets with technologically advanced new products, as well as to grow our sales generated through the digital channel. While traditional direct marketing channels such as catalogs are an important means of selling our products, an increasing number of customers are purchasing products on the internet. Our strategy to increase sales through the digital channel is an investment in our internet sales capabilities. There is a risk that we may not continue to successfully implement this strategy, or if successfully implemented, not realize its expected benefits due to the continued levels of increased competition and pricing pressure brought about by the internet. Our failure to successfully implement our strategy could adversely impact our business and financial results.
Failure to develop technologically advanced products that meet customer demands, including price expectations, could adversely impact our business and financial results.
Development of technologically advanced new products is targeted as a driver of our organic growth and profitability. Technology is changing rapidly and our competitors are innovating quickly. If we do not keep pace with developing technologically advanced products, we risk product commoditization, deterioration of the value of our brand, and reduced ability to effectively compete. We must continue to develop innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to make innovations, or we launch products with quality problems, or if customers do not accept our products, then our business and financial results could be adversely affected.
Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could adversely affect our business and financial results.
Our business systems collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information, as well as other confidential and proprietary information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse and material effect on our business and financial results.
Deterioration of or instability in the global economy and financial markets may adversely affect our business and financial results.
Our business and operating results could be affected by global economic conditions. When global economic conditions deteriorate or economic uncertainty continues, customers and potential customers may experience deterioration of their businesses, which may result in the delay or cancellation of plans to purchase our products. Our sensitivity to economic cycles and any related fluctuations in the businesses of our customers or potential customers could have a material adverse impact on our business and financial results.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:

•Future financial performance of major markets served.
•Consolidation in the marketplace allowing competitors and customers to be more efficient and more price competitive.
•Future competitors entering the marketplace.
•Decreasing product life cycles.
•Changes in customer preferences.
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business and financial results.
The loss of large customers could adversely affect our business and financial results.
While we have a broad customer base and no individual customer represents 10% or more of total sales, we conduct business with several large customers and distribution companies. Our dependence on these customers makes relationships with them important. We cannot guarantee that these relationships will be retained in the future. Because these large customers account for a significant portion of sales, they may possess a greater capacity to negotiate reduced prices. If we are unable to provide products to our customers at the quality and prices acceptable to them, some of our customers may shift their business to competitors or may substitute another manufacturer's products. If one of our large customers consolidates, is acquired, or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large customers could have a material adverse impact on our business and financial results.
We depend on key employees and the loss of these individuals could have an adverse effect on our business and financial results.
Our success depends to a large extent upon the continued services of our key executives, managers and other skilled employees. We cannot ensure that we will be able to retain our key executives, managers and employees. The departure of key personnel without adequate replacement could disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our business and financial results could be materially adversely affected.
Failure to execute facility consolidations and maintain acceptable operational service metrics may adversely impact our business and financial results.
In prior fiscal years, we incurred unplanned operating costs related to the consolidation of certain facilities and we experienced a deterioration in key customer service metrics. We continually assess our global footprint and expect to implement additional measures to reduce our cost structure, simplify our business, and standardize our processes, and these actions could result in unplanned operating costs and business disruptions in the future. If these risks materialize, or if we fail to successfully address these inefficiencies, their effects could adversely impact our business and financial results.

We are a global company headquartered in the United States. We are subject to extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities at various levels of the governing bodies. Failure to comply with laws and regulations could adversely affect our business and financial results.
Our operations are subject to the risks of doing business domestically and globally, including the following:

•	Delays or disruptions in product deliveries and payments in connection with international manufacturing and sales.

•	Political and economic instability and disruptions.

•	Imposition of duties and tariffs.

•	Import, export and economic sanction laws.

•	Current and changing governmental policies, regulatory, and business environments.

•	Disadvantages from competing against companies from countries that are not subject to U.S. laws and regulations including the Foreign Corrupt Practices Act.

•	Local labor market conditions.

•	Regulations relating to climate change, air emissions, wastewater discharges, handling and disposal of hazardous materials and wastes.

•	Regulations relating to health, safety and the protection of the environment.

•	Specific country regulations where our products are manufactured or sold.

•
Laws and regulations that apply to companies doing business with the government, including audit requirements of government contracts related to procurement integrity, export control, employment practices, and the accuracy of records and recording of costs.

Further, these laws and regulations are constantly evolving and it is impossible to accurately predict the effect they may have upon our business and financial results.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related lawsuits by shareholders and others, could damage our reputation, and could adversely impact our business and financial results.
We are subject to litigation, including product liability claims, that could adversely impact our business, financial results, and reputation.
We are a party to litigation that arises in the normal course of our business operations, including product warranty, product liability and recall (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. In addition, we face an inherent risk that our competitors will allege that aspects of our products infringe their intellectual property or that our intellectual property is invalid, such that we could be prevented from manufacturing and selling our products or prevented from stopping others from manufacturing and selling competing products. To date, we have not incurred material costs related to these types of claims. However, while we currently maintain insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business, financial results and reputation as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business and financial results.
Divestitures, contingent liabilities from divested businesses and the failure to properly identify, integrate and grow acquired companies could adversely affect our business and financial results.
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. For example, over the last three fiscal years, we divested our Asian Die-Cut and European Die-Cut businesses. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale is typically subject to pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management, and disputes may arise with buyers. Also, we have retained responsibility for and have agreed to indemnify buyers against certain contingent liabilities related to a number of businesses that we have sold.

The resolution of these contingencies has not had a material adverse impact on our financial results, but we cannot be certain that this favorable pattern will continue.
Our historical growth has included acquisitions, and our future growth strategy may include acquisition opportunities. If our future growth strategy includes a focus on acquisitions, we may not be able to identify acquisition targets or successfully complete acquisitions due to the absence of quality companies in our target markets, economic conditions, or price expectations from sellers. Acquisitions place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, and administrative operations, which could decrease the time available to focus on our other growth strategies. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired sales growth or operational success. Our business and financial results could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the acquired businesses.
Financial/Ownership Risks
The global nature of our business exposes us to foreign currency fluctuations that could adversely affect our business and financial results.
Approximately 45% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial statements. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects, which occurred during the fiscal years 2015 and 2016. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact earnings and profitability.
We have goodwill of $429.9 million and other intangible assets of $59.8 million as of July 31, 2016, which represents 46.9% of our total assets. In fiscal years 2014 and 2015, the Company recorded impairment charges of approximately $195 million related to the goodwill and other intangible assets of multiple reporting units. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce the earnings in such period and potentially future earnings.
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

Our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges. We had no such tax charges during the fiscal years 2015 or 2016. However, in fiscal 2014, we repatriated cash to the U.S. in connection with the sale of the Die Cut businesses, which resulted in a tax charge of $4.0 million in continuing operations.
Substantially all of our voting stock is controlled by members of the Brady family, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that unfavorably affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth Pungello Bruno, one of our Directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, Ms. Bruno and Mr. Brady have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable, which in turn could adversely affect the market price of our common stock or prevent our shareholders from realizing a premium over our stock price.  Furthermore, this concentration of voting share ownership may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders.
Failure to meet certain financial covenants required by our debt agreements may adversely affect our business and financial results.
As of July 31, 2016, we had $216.9 million in outstanding indebtedness. In addition, based on the availability under our credit facilities as of July 31, 2016, we had the ability to borrow an additional $183.7 million under our revolving credit agreement. Our current revolving credit agreement and long-term debt obligations also impose certain restrictions on us. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within Item 7 for more information regarding our credit agreement and long-term debt obligations. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders, then subject to applicable cure periods, the outstanding indebtedness (and any other indebtedness with cross-default provisions) could be declared immediately due and payable, which could adversely affect our financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 42 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:

IDS: Thirty facilities are used for our IDS business. Five each are located within the United States and China; four in Belgium; three in Mexico; two each in the United Kingdom, Brazil, and India; and one each in Canada, Hong Kong, Denmark, Japan, Malaysia, Singapore, and South Africa.

WPS: Twelve facilities are used for our WPS business. Four are located in France; two each are located in Australia and Germany; and one each in the Netherlands, Sweden, the United Kingdom, and the United States.

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
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s Class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2016		2015		2014
	High	Low	High	Low	High	Low
4th Quarter	$32.68	$26.29	$26.76	$23.15	$30.75	$24.26
3rd Quarter	$27.82	$21.13	$28.91	$26.03	$27.89	$25.15
2nd Quarter	$26.39	$20.84	$27.56	$23.50	$31.61	$27.36
1st Quarter	$24.29	$19.52	$27.07	$21.19	$35.54	$29.19
There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders
As of August 31, 2016, there were 1,063 Class A Common Stock shareholders of record and approximately 9,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities
The Company has a share repurchase program of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase any shares during the three months ended July 31, 2016. As of July 31, 2016, there remained 2,000,000 shares to purchase in connection with this share repurchase program.

(i)	Dividends
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

During the two most recent fiscal years and for the first quarter of fiscal 2017, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2017	2016				2015
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2050	$0.2025	$0.2025	$0.2025	$0.2025	$0.20	$0.20	$0.20	$0.20
Class B	0.18835	0.18585	0.2025	0.2025	0.2025	0.18335	0.20	0.20	0.20

(e)	Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2011, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (S&P) 500 Index, the Standard and Poor’s SmallCap 600 Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, and the Russell 2000 Index

*	$100 invested on July 31, 2011 in stock or index—including reinvestment of dividends. Fiscal years ended July 31:

	2011	2012	2013	2014	2015	2016
Brady Corporation	$100.00	$91.91	$118.05	$95.31	$88.53	$125.18
S&P 500 Index	100.00	109.13	136.41	159.52	177.4	187.12
S&P SmallCap 600 Index	100.00	103.99	140.15	155.62	174.25	184.46
Russell 2000 Index	100.00	100.19	135.02	146.57	164.21	164.10

Copyright (C) 2016, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2012 through 2016

	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Operating data (1)
Net sales	$1,120,625	$1,171,731	$1,225,034	$1,157,792	$1,071,504
Gross margin	558,773	558,432	609,564	609,348	590,969
Operating expenses:
Research and development	35,799	36,734	35,048	33,552	34,528
Selling, general and administrative	405,096	422,704	452,164	427,858	392,694
Restructuring charges (2)	—	16,821	15,012	26,046	6,084
Impairment charges (3)	—	46,867	148,551	204,448	—
Total operating expenses	440,895	523,126	650,775	691,904	433,306
Operating income (loss)	117,878	35,306	(41,211)	(82,556)	157,663
Other income (expense):
Investment and other (expense) income —net	(709)	845	2,402	3,523	2,082
Interest expense	(7,824)	(11,156)	(14,300)	(16,641)	(19,090)
Net other expense	(8,533)	(10,311)	(11,898)	(13,118)	(17,008)
Earnings (loss) from continuing operations before income taxes	109,345	24,995	(53,109)	(95,674)	140,655
Income taxes (4)	29,235	20,093	(4,963)	42,583	37,162
Earnings (loss) from continuing operations	$80,110	$4,902	$(48,146)	$(138,257)	$103,493
(Loss) earnings from discontinued operations, net of income taxes (5)	—	(1,915)	2,178	(16,278)	(121,404)
Net earnings (loss)	$80,110	$2,987	$(45,968)	$(154,535)	$(17,911)
Earnings (loss) from continuing operations per Common Share— (Diluted):
Class A nonvoting	$1.58	$0.10	$(0.93)	$(2.70)	$1.95
Class B voting	$1.56	$0.08	$(0.95)	$(2.71)	$1.94
(Loss) earnings from discontinued operations per Common Share - (Diluted):
Class A nonvoting	$—	$(0.04)	$0.04	$(0.32)	$(2.29)
Class B voting	$—	$(0.04)	$0.05	$(0.32)	$(2.30)
Cash Dividends on:
Class A common stock	$0.81	$0.80	$0.78	$0.76	$0.74
Class B common stock	$0.79	$0.78	$0.76	$0.74	$0.72
Balance Sheet at July 31:
Total assets	1,043,964	1,062,897	1,438,683	1,438,683	1,607,719
Long-term obligations, less current maturities	211,982	200,774	201,150	201,150	254,944
Stockholders’ investment	603,598	587,688	830,797	830,797	1,009,353
Cash Flow Data:
Net cash provided by operating activities	$138,976	$93,348	$93,420	$143,503	$144,705
Net cash (used in) provided by investing activities	(15,416)	(14,365)	10,207	(325,766)	(64,604)
Net cash used in financing activities	(99,576)	(32,152)	(115,387)	(33,060)	(147,824)
Depreciation and amortization	32,432	39,458	44,598	48,725	43,987
Capital expenditures	(17,140)	(26,673)	(43,398)	(35,687)	(24,147)

(1)
Operating data has been impacted by the reclassification of the Die-Cut businesses into discontinued operations in fiscal years 2012, 2013, 2014, and 2015. The Company has elected to not separately disclose the cash flows related to discontinued operations. Refer to Note 13 within Item 8 for further information on discontinued operations. The operating data is also impacted by acquisitions with one and three acquisitions being completed in fiscal years ended July 31, 2013 and 2012, respectively. There were no acquisitions in fiscal years 2016, 2015, or 2014.

(2)
In fiscal 2012, the Company underwent several measures to address its cost structure, including a reduction in its workforce and decreased discretionary spending. During fiscal 2013, the Company executed a business simplification project which included various measures to address its cost structure and resulted in restructuring charges during fiscal 2013 and into fiscal 2014. In addition, in fiscal 2014, the Company approved a plan to consolidate facilities in the Americas, Europe, and Asia in order to enhance customer service, improve efficiency of operations, and reduce operating expenses. This plan resulted in restructuring charges during fiscal 2014 and fiscal 2015.

(3)
The Company recognized impairment charges of $46.9 million, $148.6 million, and $204.4 million during the fiscal years ended July 31, 2015, 2014, and 2013, respectively. The impairment charges primarily related to the following reporting units: WPS Americas and WPS APAC in fiscal 2015; PeopleID in fiscal 2014; and WPS Americas and IDS APAC in fiscal 2013. Refer to Note 2 within Item 8 for further information regarding the impairment charges.

(4)
Fiscal 2015 was significantly impacted by the impairment charges of $46.9 million, of which $39.8 million was non-deductible for income tax purposes. Fiscal 2014 was significantly impacted by the impairment charges of $148.6 million, of which $61.1 million was non-deductible for income tax purposes, and a tax charge of $4.0 million in continuing operations associated with the repatriation of the cash proceeds from the sale of the Die-Cut business. Fiscal 2013 was significantly impacted by the impairment charges of $204.4 million, of which $168.9 million was non-deductible for income tax purposes, as well as a tax charge of $26.6 million associated with the funding of the Precision Dynamics Corporation ("PDC") acquisition.

(5)
The loss from discontinued operations in fiscal 2015 includes a $0.4 million net loss on the sale of the Die-Cut business, recorded during the three months ended October 31, 2014. The earnings from discontinued operations in fiscal 2014 include a $1.2 million net loss on the sale of the Die-Cut business recorded during the three months ended July 31, 2014. The Die-Cut business was sold in two phases. The first phase closed in the fourth quarter of fiscal 2014 and the second and final phase closed in the first quarter of fiscal 2015. The loss from discontinued operations in fiscal 2013 was primarily attributable to a $15.7 million write-down of the Die-Cut business to its estimated fair value less costs to sell. The loss from discontinued operations in fiscal 2012 was primarily attributable to the $115.7 million goodwill impairment charge recorded during the three months ending January 31, 2012, which was related to the Die-Cut disposal group. Refer to Note 13 within Item 8 for further information regarding discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment provides workplace safety and compliance products, half of which are internally manufactured and half are externally sourced. Approximately 45% of our total sales are derived outside of the United States. Foreign sales within the IDS and WPS segments are approximately 35% and 65%, respectively.
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, and increased investment in digital capabilities.

Results of Operations

A comparison of results of operating income (loss) from continuing operations for the fiscal years ended July 31, 2016, 2015, and 2014 is as follows:

(Dollars in thousands)	2016	% Sales	2015	% Sales	2014	% Sales
Net sales	$1,120,625		$1,171,731		$1,225,034
Gross margin	558,773	49.9%	558,432	47.7%	609,564	49.8%
Operating expenses:
Research and development	35,799	3.2%	36,734	3.1%	35,048	2.9%
Selling, general & administrative	405,096	36.1%	422,704	36.1%	452,164	36.9%
Restructuring charges	—	—%	16,821	1.4%	15,012	1.2%
Impairment charges	—	—%	46,867	4.0%	148,551	12.1%
Total operating expenses	440,895	39.3%	523,126	44.6%	650,775	53.1%
Operating income (loss)	$117,878	10.5%	$35,306	3.0%	$(41,211)	(3.4)%

In fiscal 2016, sales decreased 4.4% to $1,120.6 million, compared to $1,171.7 million in fiscal 2015, which consisted of an organic sales decline of 0.7% and a negative currency impact of 3.7% due to the strengthening of the U.S. dollar against certain other major currencies during the year. The decline in organic sales was primarily a result of reduced demand in the Americas and APAC regions. Organic sales declined in both the IDS and WPS segments in fiscal 2016 compared to fiscal 2015. The IDS segment experienced sales declines in the Wire ID and Safety and Facility ID product lines, which were partially offset by sales growth in the Product ID and Healthcare ID product lines. Traditional catalog sales in the WPS segment declined, but were partially offset by sales growth in digital sales.

During fiscal 2015, net sales decreased 4.4% from fiscal 2014, which consisted of organic growth of 1.0% and a negative currency impact of 5.4% due to the strengthening of the U.S. dollar against certain other major currencies during the year. Organic sales within the IDS segment were up, while organic sales within the WPS segment declined.

References in this Form 10-K to “organic sales” refer to sales from continuing operations calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. The company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.

Gross margin increased 0.1% to $558.8 million in fiscal 2016 as compared to $558.4 million in fiscal 2015. As a percentage of sales, gross margin increased to 49.9% in fiscal 2016 from 47.7% in fiscal 2015. In the prior fiscal year we incurred on-going costs related to facility consolidation activities primarily in our Americas region which reduced our gross margin percentage to well below historical levels. These facility consolidation activities were completed during fiscal 2015, therefore the increase in gross margin percentage in 2016 was primarily due to our on-going efforts to enhance operational efficiencies in the newly consolidated facilities and return gross margin percentage to historic averages.

Gross margin decreased 8.4% to $558.4 million in fiscal 2015 as compared to $609.6 million in fiscal 2014. As a percentage of sales, gross margin decreased to 47.7% in fiscal 2015 from 49.8% in fiscal 2014. The decline in gross margin was due to increased costs related to facility consolidation activities in the Americas due to duplicate labor and facilities expenses as well as operating inefficiencies following the facility moves, such as additional freight costs and excess inventory and scrap charges.

Research and development expenses decreased to $35.8 million in fiscal 2016 from $36.7 million in fiscal 2015. The decrease in R&D spending in fiscal 2016 compared to the prior year was primarily due to efficiency gains within the R&D function and the strengthening of the U.S. dollar, which were partially offset by an increase in our investment in new products within the IDS segment to drive top line growth.

Research and development expenses increased to $36.7 million in fiscal 2015 from $35.0 million in fiscal 2014. The increase in R&D spending was a result of our innovation development initiative to realign the R&D processes in order to accelerate new product innovation, increased investments in emerging technologies such as RFID and sensing technologies, and increased investments in other new products.

Selling, general and administrative (“SG&A”) expenses include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, information technology, human resources and legal. SG&A expenses decreased 4.2% to $405.1 million in fiscal 2016 compared to $422.7 million in fiscal 2015. The decrease in SG&A expense from the prior year is primarily due to the strengthening of the U.S. dollar, reduced amortization expense of $3.0 million and our continued efforts to control general and administrative costs, which were partially offset by an increase to incentive-based compensation.
SG&A expense decreased to $422.7 million in fiscal 2015 compared to $452.2 million in fiscal 2014. The decline was primarily due to the strengthening of the U.S. dollar, and to a lesser extent, reduced amortization expense of $5.8 million, an amendment to our U.S.-based post-retirement medical benefit plan that resulted in a $4.3 million curtailment gain, and our focused efforts to reduce expenses. This decline was partially offset by continued investments in sales personnel within the IDS segment and increased spending in the WPS segment for both on-line and traditional print advertising.
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
In connection with this plan, the Company incurred restructuring charges of $16.8 million in fiscal 2015. These charges consisted of $5.4 million of employee separation costs, $5.2 million of facility closure related costs, $2.0 million of contract termination costs, and $4.2 million of non-cash asset write-offs. The charges for employee separation costs consisted of severance pay, outplacement services, medical and other benefits. Non-cash asset write-offs consisted mainly of fixed assets written off in conjunction with facility consolidations. Of the $16.8 million recognized in fiscal 2015, $12.1 million was incurred within the IDS segment and $4.7 million was incurred within the WPS segment.
Restructuring charges were $15.0 million in fiscal 2014 and consisted of $9.3 million of employee separation costs, $4.4 million of facility closure related costs, $1.0 million of contract termination costs, and $0.3 million of non-cash asset write-offs associated with the restructuring plan announced in February 2013 to reorganize into global product-based business platforms and reduce our global cost structure. Of the $15.0 million recognized in fiscal 2014, $9.0 million was incurred within the IDS segment and $6.0 million was incurred within the WPS segment.
The Company performed its annual goodwill impairment assessment on May 1, 2016, and subsequently concluded that the fair value of the goodwill was substantially in excess of its carrying value at 20% or greater for all of the reporting units. No impairment charges were recorded in fiscal 2016. In conjunction with the goodwill impairment analysis, management also concluded that no other long-lived assets were impaired.

The Company's annual goodwill impairment assessment performed in fiscal 2015 indicated the WPS Americas and WPS APAC reporting units were impaired. In conjunction with the goodwill impairment analysis, management concluded that other long-lived assets were impaired. Impairment charges were $46.9 million in fiscal 2015, which consisted of $37.1 million in goodwill charges associated with the WPS Americas and WPS APAC reporting units and $9.8 million related to the impairment of certain other long-lived assets.

The Company's annual goodwill impairment assessment performed in fiscal 2014 indicated that the PeopleID reporting unit was impaired. In conjunction with the goodwill impairment analysis, management concluded that other long-lived assets were impaired. Impairment charges were $148.6 million in fiscal 2014, which consisted of $100.4 million in goodwill and $48.2 million in intangible assets primarily associated with the PeopleID reporting unit.

The Company generated operating income of $117.9 million in fiscal 2016. Operating income from continuing operations was $35.3 million in fiscal 2015; excluding impairment charges of $46.9 million and restructuring charges of $16.8 million, the Company generated operating income from continuing operations of $99.0 million in 2015. The increase of $18.9 million in operating income was due to the improvement in gross profit margin primarily in the IDS segment as well as reduced SG&A primarily in the WPS segment. The increase was partially offset by the negative impact of currency fluctuations.

Operating income from continuing operations was $35.3 million for fiscal 2015; excluding impairment charges of $46.9 million and restructuring charges of $16.8 million, the Company generated operating income from continuing operations of $99.0 million. The Company incurred an operating loss from continuing operations of $41.2 million in fiscal 2014; excluding impairment charges of $148.6 million and restructuring charges of $15.0 million, the Company generated operating income from continuing operations of $122.4 million. The decrease of $23.4 million was primarily due to the segment profit declines in both the IDS and WPS segments, facility consolidation costs incurred in both segments, and the negative impact of currency fluctuations during fiscal 2015 as compared to the prior year.

OPERATING INCOME (LOSS) TO NET EARNINGS (LOSS)

(Dollars in thousands)	2016	% Sales	2015	% Sales	2014	% Sales
Operating income (loss)	$117,878	10.5%	$35,306	3.0%	$(41,211)	(3.4)%
Other (expense) and income:
Investment and other (expense) income	(709)	(0.1)%	845	0.1%	2,402	0.2%
Interest expense	(7,824)	(0.7)%	(11,156)	(1.0)%	(14,300)	(1.2)%
Earnings (loss) from continuing operations before tax	109,345	9.8%	24,995	2.1%	(53,109)	(4.3)%
Income taxes	29,235	2.6%	20,093	1.7%	(4,963)	(0.4)%
Earnings (loss) from continuing operations	80,110	7.1%	4,902	0.4%	(48,146)	(3.9)%
(Loss) earnings from discontinued operations, net of income taxes	—	—%	(1,915)	(0.2)%	2,178	0.2%
Net earnings (loss)	$80,110	7.1%	$2,987	0.3%	$(45,968)	(3.8)%

Investment and Other Income

Investment and other expense was $0.7 million in fiscal 2016 compared to income of $0.8 million in fiscal 2015 and income of $2.4 million in fiscal 2014. The decline since 2014 was primarily due to foreign currency losses, and a decline in market value of securities held in executive deferred compensation plans.

Interest Expense

Interest expense decreased to $7.8 million in fiscal 2016 compared to $11.2 million in fiscal 2015 and $14.3 million in fiscal 2014. The decline since 2014 was due to the Company's declining principal balance under its outstanding debt agreements and a reduction in the weighted average interest rate.

Income Taxes

The Company’s effective income tax rate was 26.7% in fiscal 2016. The effective income tax rate was reduced from the statutory tax rate of 35.0% due to certain adjustments to tax accruals and reserves, utilization of foreign tax credit carryforwards, research and development tax credits and the section 199 manufacturer’s deduction.
The Company’s effective income tax rate was 80.4% in fiscal 2015. The effective income tax rate was significantly impacted by impairment charges of $46.9 million recognized during the period, as $39.8 million of these charges were nondeductible for income tax purposes. The effective income tax rate was further impacted by $5.0 million of foreign tax credit carryforwards from the fiscal 2014 income tax return and increases in uncertain tax positions recognized in fiscal 2015.
The Company’s effective income tax rate was 9.3% in fiscal 2014. The effective income tax rate was significantly impacted by impairment charges of $148.6 million recognized during the period, as $61.1 million of these charges were non-deductible for income tax purposes. The effective tax rate was further impacted by increases in uncertain tax positions recognized in fiscal 2014.
Earnings (Loss) from Discontinued Operations

Discontinued operations include the Asia Die-Cut and European Die-cut businesses ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. The loss from discontinued operations net of income taxes was $1.9 million in fiscal 2015, compared to earnings from discontinued operations net of income taxes of $2.2 million in fiscal 2014. The loss in fiscal 2015 consisted of a loss on operations of $1.5 million primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut, recorded during the three months ended October 31, 2014. In fiscal 2014, the Die-Cut business had net earnings from operations of $3.4 million, offset by a net loss on the sale of Die-Cut of $1.2 million.

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
Following is a summary of segment information for the fiscal years ended July 31, 2016, 2015, and 2014:

	Years ended July 31,
(Dollars in thousands)	2016	2015	2014
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$776,877	$806,484	$825,123
WPS	343,748	365,247	399,911
Total	$1,120,625	$1,171,731	$1,225,034
SALES GROWTH INFORMATION
ID Solutions
Organic	(0.7)%	1.7%	2.9%
Currency	(3.0)%	(4.0)%	(0.2)%
Acquisitions	—%	—%	8.9%
Total	(3.7)%	(2.3)%	11.6%
Workplace Safety
Organic	(0.8)%	(0.4)%	(4.6)%
Currency	(5.1)%	(8.3)%	0.1%
Total	(5.9)%	(8.7)%	(4.5)%
Total Company
Organic	(0.7)%	1.0%	0.2%
Currency	(3.7)%	(5.4)%	(0.1)%
Acquisitions	—%	—%	5.7%
Total	(4.4)%	(4.4)%	5.8%
SEGMENT PROFIT
ID Solutions	$169,776	$149,840	$176,129
Workplace Safety	59,847	56,502	66,238
Total	$229,623	$206,342	$242,367
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	21.9%	18.6%	21.3%
Workplace Safety	17.4%	15.5%	16.6%
Total	20.5%	17.6%	19.8%

NET EARNINGS (LOSS) RECONCILIATION

	Years ended:
(Dollars in thousands)	July 31, 2016	July 31, 2015	July 31, 2014
Total profit from reportable segments	$229,623	$206,342	$242,367
Unallocated costs:
Administrative costs	111,745	107,348	120,015
Restructuring charges	—	16,821	15,012
Impairment charges	—	46,867	148,551
Investment and other expense (income)	709	(845)	(2,402)
Interest expense	7,824	11,156	14,300
Earnings (loss) from continuing operations before income taxes	$109,345	$24,995	$(53,109)

ID Solutions

Fiscal 2016 vs. 2015

Approximately 70% of net sales in the ID Solutions segment were generated in the Americas region, 20% in EMEA, and 10% in APAC. IDS sales decreased 3.7% to $776.9 million in fiscal 2016, compared to $806.5 million in fiscal 2015. Organic sales decreased 0.7% and currency fluctuations decreased sales by 3.0% due to the strengthening of the U.S. dollar against certain other major currencies during the year ended July 31, 2016, as compared to the same period in the prior year.

Organic sales in the Americas declined in the low-single digits in fiscal 2016 as compared to fiscal 2015 primarily due to a slowdown in order patterns with certain of our customers in the United States and Canada which is reflective of a general slowdown in the industrial sector. In addition, we realized double-digit declines in OEM sales in Brazil due to weak economic conditions and increased competitive pressure. The Americas region experienced sales declines in the Wire ID and Safety and Facility ID product lines, which were partially offset by sales growth in the Product ID and Healthcare ID product lines.

The IDS business in EMEA realized low-single digit organic sales growth in fiscal 2016 as compared to fiscal 2015. This increase was primarily driven by our core IDS businesses in Western and Central Europe where we have increased sales despite a lack of significant economic growth. The Product ID and Safety and Facility ID product lines in EMEA realized sales growth in 2016, which was partially offset by a sales decline in the Wire ID product line.

Organic sales in APAC declined in the mid-single digits in fiscal 2016 as compared to fiscal 2015. The region had mid-single digit declines in the first three quarters of the year and effectively flat organic sales in the fourth quarter. The overall decline in organic sales was primarily due to reduced demand in the electronics industry in China as well as other regions within Asia, which we are addressing through focused additions to our sales organization within the region.

Segment profit increased to $169.8 million in fiscal 2016 from $149.8 million in fiscal 2015, an increase of $20.0 million or 13.4%. As a percent of sales, segment profit increased to 21.9% in fiscal 2016, compared to 18.6% in the prior year. The increase in segment profit was primarily driven by operational efficiencies in our manufacturing processes in the Americas and Europe.

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

Workplace Safety

Fiscal 2016 vs. 2015

Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas, and 15% in Australia. WPS sales decreased 5.9% to $343.7 million in fiscal 2016, compared to $365.2 million in fiscal 2015, which consisted of an organic sales decline of 0.8% and a negative currency impact of 5.1%. Since half of the WPS business is in Europe, the strengthening of the U.S. dollar against the Euro and British Pound during certain periods of the fiscal year had a larger impact on the WPS segment than it did on the IDS segment.

The WPS business in Europe realized low-single digit organic sales growth in fiscal 2016 compared to the prior year. The increase was primarily driven by Germany, France, and Belgium due to improvements in website functionality and key account management. These improvements led to a double-digit increase in digital sales in Europe as compared to the prior year.

Organic sales in the Americas declined in the low-single digits in fiscal 2016 compared to the prior year. This decrease was primarily in North America due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels, which were partially offset by slight growth in digital sales.
Organic sales in Australia declined in the mid-single digits in fiscal 2016 compared to fiscal 2015. The decrease in the Australian business was due to its higher concentration in industries that are experiencing economic challenges, which include manufacturing and mining production. We continue to focus on enhancing our expertise in these industries to drive sales growth as well as addressing our cost structure to improve profitability.
Profit for the WPS segment increased to $59.8 million in fiscal 2016 from $56.5 million in fiscal 2015, an increase of $3.3 million, or 5.8%. As a percentage of sales, segment profit increased to 17.4% in fiscal 2016 compared to 15.5% in the prior year. The increase in segment profit margin was mainly driven by a reduction in selling expenses and catalog advertising.
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

Organic sales in Europe grew in the low-single digits in fiscal 2015 compared to the prior year. The growth was driven primarily by Germany, France, and the Nordics region due to improvements in website functionality and key account management. We experienced growth in both traditional catalog sales and digital sales in Europe over the prior year.
Organic sales in the Americas declined in the low-single digits in fiscal 2015 compared to fiscal 2014. This decrease was primarily due to reduced demand in the industrial end markets and a decrease in sales through traditional catalog channels.

Organic sales in Australia declined in the mid-single digits in fiscal 2015 compared to fiscal 2014. Our business in Australia is diversified in many industries; however, it has a higher concentration in industries that are experiencing economic challenges, including manufacturing and mining production.
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

Liquidity & Capital Resources

Cash and cash equivalents were $141.2 million at July 31, 2016, an increase of $26.7 million from July 31, 2015. The significant changes were as follows:

	Years ended July 31,
(Dollars in thousands)	2016	2015	2014
Net cash flow provided by (used in):
Operating activities	$138,976	$93,348	$93,420
Investing activities	(15,416)	(14,365)	10,207
Financing activities	(99,576)	(32,152)	(115,387)
Effect of exchange rate changes on cash	2,752	(14,173)	2,536
Net increase (decrease) in cash and cash equivalents	$26,736	$32,658	$(9,224)

Fiscal 2016 vs. 2015

Net cash provided by operating activities increased to $139.0 million during fiscal 2016 compared to $93.3 million in the prior year. The increase in cash provided by operating activities of $45.7 million was primarily due to an improvement in working capital of $14.0 million and an increase in net earnings compared to the prior fiscal year. The increase to working capital was due to reduced inventory levels that were elevated in the prior year due to the facility consolidations, reduced accounts receivable levels due to improved collections in our Americas and EMEA regions, and increased accrued incentive-based compensation.

Net cash used in investing activities was $15.4 million during fiscal 2016, compared to $14.4 million in the prior year. Current year capital expenditures were $17.1 million compared to $26.7 million in the prior year due to the completion of facility consolidation activities in fiscal 2015. Prior year capital expenditures were offset by $6.2 million in cash received for certain assets sold as part of facility consolidation activities, and $6.1 million in net cash received from the Die-Cut divestiture.

Net cash used in financing activities was $99.6 million during fiscal 2016, compared to $32.2 million during the prior year. The increase in cash used in financing activities was primarily due to improved operating performance and cash flow resulting in decreased net borrowings, which were partially offset by $23.6 million of share repurchases in fiscal 2016.
The effect of fluctuations in exchange rates increased cash balances by $2.8 million in fiscal 2016 primarily due to cash balances held in currencies that appreciated against the U.S. dollar during the current fiscal year.
Fiscal 2015 vs. 2014

Net cash provided by operating activities decreased slightly to $93.3 million during fiscal 2015 compared to $93.4 million in the prior year. The prior year results included discontinued operations, which generated approximately $2.7 million in cash from operating activities. Therefore, there was an increase in cash flow from operating activities from continuing operations of $2.6 million. This increase was primarily due to a change in working capital of $36.0 million, largely offset by the decrease in segment profit of $33.4 million. A majority of the decrease in working capital related to a decrease in prepaid catalog costs at July 31, 2015, compared to July 31, 2014, due to a reduction in catalog mailings and a change in the timing of such catalog mailings. Inventories were also built in advance of facility consolidations in fiscal 2014, whereas inventories were effectively flat in fiscal 2015.

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

The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2016, approximately 99% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months.

In fiscal 2014, the Company completed the first phase of the sale of its Die-Cut business and completed the second and final phase on August 1, 2014. In conjunction with the sale of this business, the Company repatriated approximately $57 million of the cash received to the United States. The cash received from the sale of Die-Cut in fiscal 2014 resulted in $4.0 million in income tax charges recognized in continuing operations during the fiscal year ended July 31, 2014. The Company believes that its current credit arrangements are sound and that the strength of its balance sheet will allow financial flexibility to respond to both internal growth opportunities and those available through acquisition. However, future cash needs could require the Company to repatriate additional cash to the U.S. from foreign jurisdictions, which could result in material tax charges recognized in the period in which the decisions are made.

Refer to Item 8, Note 6, "Debt" for information regarding the Company's debt holdings.

Subsequent Events Affecting Financial Condition
On September 8, 2016, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.81 to $0.82 per share. A quarterly dividend of $0.2050 will be paid on October 31, 2016, to shareholders of record at the close of business on October 10, 2016. This dividend represents an increase of 1.2% and is the 31st consecutive annual increase in dividends.

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
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2016, for long-term debt, operating lease obligations, purchase obligations, interest obligations, tax obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-term Debt Obligations	$211,982	$49,794	$—	$162,188	$—	$—
Operating Lease Obligations	74,768	16,243	27,125	15,903	15,497	—
Purchase Obligations (1)	32,166	32,155	10	1	—	—
Interest Obligations	10,640	4,247	2,131	4,262	—	—
Tax Obligations	15,294	—	—	—	—	15,294
Other Obligations (2)	3,365	499	826	698	1,342	—
Total	$348,215	$102,938	$30,092	$183,052	$16,839	$15,294

(1)	Purchase obligations include all open purchase orders as of July 31, 2016.

(2)
Other obligations represent expected payments under the Company’s U.S. postretirement medical plan and international pension plans as disclosed in Note 4 to the Consolidated Financial Statements, under Item 8 of this report.

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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The gross liability for unrecognized tax benefits, excluding interest and penalties, was $15.3 million and $21.1 million as of July 31, 2016 and 2015, respectively, of which the entire amount would reduce our effective income tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $4.3 million and $4.2 million at July 31, 2016 and 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense (benefit) on the Consolidated Statement of Earnings. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.9 million in the next twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized through the Consolidated Statements of Earnings as an income tax benefit.
We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss and tax credit carryforwards ("carryforwards") and certain temporary differences in the amount of $38.0 million at July 31, 2016, and $39.9 million at July 31, 2015, based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more carryforwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. As of July 31, 2016, we have not provided U.S. deferred taxes for $259.3 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. At July 31, 2016, approximately $139.7 million of the Company's cash and cash equivalents were held outside the United States.

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

The Company has identified six reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2016: IDS Americas & Europe, $291.4 million; PeopleID, $93.2 million; and WPS Europe, $45.3 million. The IDS APAC, WPS Americas, and WPS APAC reporting units each have a goodwill balance of zero. Brady continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.

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

The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2016, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.
Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets were analyzed in accordance with the Company's policy outlined above using the income approach. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, all assets had a fair value in excess of carrying value.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our websites, networks, and systems against security breaches

•	Deterioration or instability in the global economy and financial markets

•	Decreased demand for the Company's products

•	Brady's ability to retain large customers

•	Risks associated with the loss of key employees

•	Brady's ability to execute facility consolidations and maintain acceptable operational service metrics

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Litigation, including product liability claims

•	Divestitures and contingent liabilities from divestitures

•	Brady's ability to properly identify, integrate, and grow acquired companies

•	Foreign currency fluctuations

•	Potential write-offs of Brady's substantial intangible assets

•	Changes in tax legislation and tax rates

•	Differing interests of voting and non-voting shareholders

•	Brady's ability to meet certain financial covenants required by our debt agreements.

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Mexican Peso, and Singapore dollar. As of July 31, 2016, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $34.5 million. The Company uses Euro-denominated debt of €75.0 million and British Pound-denominated intercompany debt of £25.0 million designated as hedge instruments to hedge portions of the Company’s net investments in its Euro and British Pound denominated foreign operations. The Company's revolving credit facility allows it to borrow up to $150.0 million in currencies other than U.S. dollars under an alternative currency sub-limit. The Company has periodically borrowed funds in Euro and British Pounds under this sub-limit. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
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
Currency exchange rates decreased fiscal 2016 sales by 3.7% compared to fiscal 2015 as the U.S. dollar appreciated, on average, against other major currencies throughout the year. The most significant impact on sales due to currency fluctuations occurred during the first half of fiscal 2016, as sales declined by 6.6% and 5.4% in the first and second quarters, respectively, as compared to the same periods in the prior year.
The Company is subject to the risk of change in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, the Canadian dollar, the Mexican Peso, the Singapore dollar, the British Pound, the Brazilian Real, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustment recorded in fiscal 2016, 2015, and 2014 as a separate component of stockholders’ investment was $1.4 million unfavorable, $120.3 million unfavorable, and $7.5 million favorable, respectively. As of July 31, 2016 and 2015, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $207.7 million and $258.5 million, respectively. The potential decrease in net current assets as of July 31, 2016, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $20.8 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2016, the Company had no interest rate derivatives. The Company had variable rate debt outstanding of $116.9 million at a current weighted average interest rate of 1.4%. A hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 1.4% would not have a material impact on the Company's interest expense.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 15, 2016

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2016 and 2015

	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$141,228	$114,492
Accounts receivable — net	147,333	157,386
Inventories:
Finished products	64,313	66,700
Work-in-process	16,678	16,958
Raw materials and supplies	18,436	20,849
Total inventories	99,427	104,507
Prepaid expenses and other current assets	19,436	19,755
Total current assets	407,424	396,140
Other assets:
Goodwill	429,871	433,199
Other intangible assets	59,806	68,888
Deferred income taxes	27,238	34,752
Other	17,181	18,704
Property, plant and equipment:
Cost:
Land	5,809	5,284
Buildings and improvements	95,355	94,423
Machinery and equipment	256,549	270,086
Construction in progress	2,842	2,164
	360,555	371,957
Less accumulated depreciation	258,111	260,743
Property, plant and equipment — net	102,444	111,214
Total	$1,043,964	$1,062,897
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$4,928	$10,411
Accounts payable	62,245	73,020
Wages and amounts withheld from employees	45,998	30,282
Taxes, other than income taxes	7,403	7,250
Accrued income taxes	6,136	7,576
Other current liabilities	40,017	37,939
Current maturities on long-term debt	—	42,514
Total current liabilities	166,727	208,992
Long-term obligations, less current maturities	211,982	200,774
Other liabilities	61,657	65,443
Total liabilities	440,366	475,209
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 and 51,261,487 shares, respectively; (aggregate liquidation preference of $42,803 and $42,803 at July 31, 2016 and 2015, respectively)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	317,001	314,403
Earnings retained in the business	453,371	414,069
Treasury stock — 4,340,513 and 3,480,303 shares at July 31, 2016 and 2015, respectively of Class A nonvoting common stock, at cost	(108,714)	(93,234)
Accumulated other comprehensive loss	(54,745)	(45,034)
Other	(3,863)	(3,064)
Total stockholders’ investment	603,598	587,688
Total	$1,043,964	$1,062,897

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share amounts)
Net sales	$1,120,625	$1,171,731	$1,225,034
Cost of products sold	561,852	613,299	615,470
Gross margin	558,773	558,432	609,564
Operating expenses:
Research and development	35,799	36,734	35,048
Selling, general and administrative	405,096	422,704	452,164
Restructuring charges	—	16,821	15,012
Impairment charges	—	46,867	148,551
Total operating expenses	440,895	523,126	650,775
Operating income (loss)	117,878	35,306	(41,211)
Other (expense) and income:
Investment and other (expense) income	(709)	845	2,402
Interest expense	(7,824)	(11,156)	(14,300)
Earnings (loss) from continuing operations before income taxes	109,345	24,995	(53,109)
Income tax expense (benefit)	29,235	20,093	(4,963)
Earnings (loss) from continuing operations	$80,110	$4,902	$(48,146)
(Loss) earnings from discontinued operations, net of income taxes	—	(1,915)	2,178
Net earnings (loss)	$80,110	$2,987	$(45,968)
Earnings (loss) from continuing operations per Class A Nonvoting Common Share
Basic	$1.59	$0.10	$(0.93)
Diluted	$1.58	$0.10	$(0.93)
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$1.57	$0.08	$(0.95)
Diluted	$1.56	$0.08	$(0.95)
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$(0.04)	$0.04
Diluted	$—	$(0.04)	$0.04
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$—	$(0.04)	$0.05
Diluted	$—	$(0.04)	$0.05
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$1.59	$0.06	$(0.89)
Diluted	$1.58	$0.06	$(0.89)
Dividends	$0.81	$0.80	$0.78
Net earnings (loss) per Class B Voting Common Share:
Basic	$1.57	$0.04	$(0.90)
Diluted	$1.56	$0.04	$(0.90)
Dividends	$0.79	$0.78	$0.76
Weighted average common shares outstanding (in thousands):
Basic	50,541	51,285	51,866
Diluted	50,769	51,383	51,866
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands)
Net earnings (loss)	$80,110	$2,987	$(45,968)
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Net (loss) gain recognized in other comprehensive (loss) income	(1,405)	(85,622)	4,543
Reclassification adjustment for (gains) losses included in net earnings (loss)	—	(34,697)	3,004
	(1,405)	(120,319)	7,547

Net investment hedge translation adjustments	4,626	21,477	(4,243)
Long-term intercompany loan translation adjustments:
Net (loss) gain recognized in other comprehensive (loss) income	(6,906)	546	211
Reclassification adjustment for (gains) losses included in net (loss) earnings	—	(393)	865
	(6,906)	153	1,076

Cash flow hedges:
Net (loss) gain recognized in other comprehensive (loss) income	(1,254)	1,643	8
Reclassification adjustment for gains (losses) included in net earnings (loss)	196	(1,325)	(147)
	(1,058)	318	(139)
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive (loss) income	(293)	1,057	5,211
Actuarial gain amortization	(612)	(741)	(240)
Prior service credit amortization	(1,035)	(1,170)	(203)
Reclassification adjustment for (gains) losses included in net earnings (loss)	—	(1,741)	131
	(1,940)	(2,595)	4,899

Other comprehensive (loss) income, before tax	(6,683)	(100,966)	9,140
Income tax (expense) benefit related to items of other comprehensive (loss) income	(3,028)	(8,224)	(1,047)
Other comprehensive (loss) income, net of tax	(9,711)	(109,190)	8,093
Comprehensive income (loss)	$70,399	$(106,203)	$(37,875)
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2016, 2015 and 2014

	Common Stock	Additional Paid-In Capital	Earnings Retained in the Business	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Other
	(In thousands, except per share amounts)
Balances at July 31, 2013	$548	$306,191	$538,512	$(69,797)	$56,063	$(720)
Net earnings (loss)	—	—	(45,968)	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	8,093	—
Issuance of 490,507 shares of Class A Common Stock under stock option plan	—	847	—	11,266	—	—
Other	—	(371)	—	(4,225)	—	(1,439)
Tax benefit from exercise of stock options and deferred compensation distributions	—	(70)	—	—	—	—
Stock-based compensation expense (Note 7)	—	5,214	—	—	—	—
Purchase of 1,180,531 shares of Class A Common Stock	—	—	—	(30,581)	—	—
Cash dividends on Common Stock
Class A — $0.78 per share	—	—	(37,786)	—	—	—
Class B — $0.76 per share	—	—	(2,701)	—	—	—
Balances at July 31, 2014	$548	$311,811	$452,057	$(93,337)	$64,156	$(2,159)
Net earnings (loss)	—	—	2,987	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(109,190)	—
Issuance of 102,780 shares of Class A Common Stock under stock plan	—	(1,315)	—	2,735	—	—
Other	—	2,312	—	(2,632)	—	(905)
Tax (shortfall) benefit from exercise of stock options and deferred compensation distributions	—	(2,876)	—	—	—	—
Stock-based compensation expense (Note 7)	—	4,471	—	—	—	—
Cash dividends on Common Stock
Class A — $0.80 per share	—	—	(38,204)	—	—	—
Class B — $0.78 per share	—	—	(2,771)	—	—	—
Balances at July 31, 2015	$548	$314,403	$414,069	$(93,234)	$(45,034)	$(3,064)
Net earnings (loss)	—	—	80,110	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(9,711)	—
Issuance of 304,471 shares of Class A Common Stock under stock plan	—	(3,830)	—	8,300	—	—
Other	—	(10)	—	(228)	—	(799)
Tax (shortfall) benefit from exercise of stock options, vesting of RSUs, and deferred compensation distributions	—	(1,716)	—	—	—	—
Stock-based compensation expense (Note 7)	—	8,154	—	—	—	—
Purchase of 1,153,689 shares of Class A Common Stock	—	—	—	(23,552)	—	—
Cash dividends on Common Stock
Class A — $0.81 per share	—	—	(38,001)	—	—	—
Class B — $0.79 per share	—	—	(2,807)	—	—	—
Balances at July 31, 2016	$548	$317,001	$453,371	$(108,714)	$(54,745)	$(3,863)

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands)
Operating activities:
Net earnings (loss)	$80,110	$2,987	$(45,968)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	32,432	39,458	44,598
Non-cash portion of restructuring charges	—	4,164	566
Non-cash portion of stock-based compensation expense	8,154	4,471	5,214
Impairment charges	—	46,867	148,551
Loss on sales of businesses, net	—	426	1,238
Deferred income taxes	2,085	(7,233)	(27,516)
Changes in operating assets and liabilities (net of effects of business acquisitions/divestitures):
Accounts receivable	8,159	1,317	(3,600)
Inventories	4,833	(763)	(12,608)
Prepaid expenses and other assets	475	9,188	(278)
Accounts payable and accrued liabilities	3,928	(8,516)	(20,508)
Income taxes	(1,200)	982	3,731
Net cash provided by operating activities	138,976	93,348	93,420
Investing activities:
Purchases of property, plant and equipment	(17,140)	(26,673)	(43,398)
Sales of businesses, net of cash retained	—	6,111	54,242
Other	1,724	6,197	(637)
Net cash (used in) provided by investing activities	(15,416)	(14,365)	10,207
Financing activities:
Payment of dividends	(40,808)	(40,976)	(40,487)
Proceeds from issuance of common stock	5,246	1,644	12,113
Purchase of treasury stock	(23,552)	—	(30,581)
Proceeds from borrowing on credit facilities	96,276	83,382	73,334
Repayment of borrowing on credit facilities	(91,759)	(32,314)	(62,398)
Principal payments on debt	(42,514)	(42,514)	(61,264)
Debt issuance costs	(803)	—	—
Income tax on equity-based compensation, and other	(1,662)	(1,374)	(6,104)
Net cash used in financing activities	(99,576)	(32,152)	(115,387)
Effect of exchange rate changes on cash	2,752	(14,173)	2,536
Net increase (decrease) in cash and cash equivalents	26,736	32,658	(9,224)
Cash and cash equivalents, beginning of period	114,492	81,834	91,058
Cash and cash equivalents, end of period	$141,228	$114,492	$81,834
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,528	$11,164	$14,594
Income taxes paid	28,497	25,024	33,043

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2016, 2015 and 2014
(In thousands, except share and per share amounts)
1. Summary of Significant Accounting Policies
Nature of Operations — Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The ability to provide customers with a broad range of proprietary, customized, and diverse products for use in various applications, along with a commitment to quality and service, a global footprint, and multiple sales channels, have made Brady a world leader in many of its markets.
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries (“Brady” or the “Company”), all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.
Discontinued Operations — The results of operations of the Die-Cut businesses have been reported as discontinued operations for the years ended July 31, 2015 and 2014. There were no assets held for sale at July 31, 2016 or July 31, 2015 as the second and final phase of the Die-Cut sale closed in the first quarter of fiscal 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to discontinued operations. See Note 13 for additional information about the Company's discontinued operations.
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
Subsequent Events — On September 8, 2016, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.81 to $0.82 per share. A quarterly dividend of $0.2050 will be paid on October 31, 2016, to shareholders of record at the close of business on October 10, 2016. This dividend represents an increase of 1.2% and is the 31st consecutive annual increase in dividends.
Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable and accounts payable) is a reasonable estimate of the fair value of these instruments due to their short-term nature. See Note 6 for more information regarding the fair value of long-term debt and Note 11 for fair value measurements.
Cash Equivalents — The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $5,144 and $3,585 as of July 31, 2016 and 2015, respectively. No single customer comprised more than 10% of the Company’s consolidated net sales in fiscal 2016, 2015 or 2014, or 10% of the Company’s consolidated accounts receivable as of July 31, 2016 or 2015. Specific customer provisions are made during review of significant outstanding amounts, in which customer creditworthiness and current economic trends may indicate that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain domestic inventories (14.0% of total inventories at July 31, 2016, and 12.7% of total inventories at July 31, 2015) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all domestic inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $6,929 and $7,346 as of July 31, 2016 and 2015, respectively.

Goodwill — Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between market participants on an arms-length basis. In estimating the fair value, the Company utilizes a discounted cash flow model and market multiples approach. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed on May 1, 2016, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("Step One") indicated that all reporting units with remaining goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recorded during the year ended July 31, 2016.

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

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. If impairment is determined to exist, any related impairment loss is calculated by comparing the fair value of the asset to its carrying value. In fiscal 2016, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no impairment charges were recorded. Refer to Note 2, "Goodwill and Other Intangible Assets" for further information.
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

Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $23,375, $27,355, and $26,727 for the years ended July 31, 2016, 2015 and 2014, respectively.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is realized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with identical or similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2016 and 2015, $8,290 and $9,547, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, all of which generally occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from sales at the time of the sale. As of July 31, 2016 and 2015, the Company had a reserve for estimated product returns and credit memos of $3,713 and $3,619, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives for the years ended July 31, 2016, 2015, and 2014 were $36,084, $36,591, and $36,175, respectively.
Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.

Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailing costs as outlined previously. Advertising expense for the years ended July 31, 2016, 2015, and 2014 was $74,204, $86,090, and $82,561, respectively.

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

The Company includes as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and restricted shares and RSUs vested during the period. See Note 7 “Stockholder’s Investment” for more information regarding the Company’s incentive stock plans.
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
The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Earnings as "Investment and other income (expense) - net" or as a component of Accumulated Other Comprehensive Income ("AOCI") in the accompanying Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income (Loss), as discussed below.
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not material for the fiscal years ended July 31, 2016, 2015, and 2014.

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

The Company has designated a portion of its foreign exchange contracts as net investment hedges of the Company’s net investments in foreign operations. The Company also utilizes Euro-denominated debt and British Pound-denominated intercompany loans designated as hedge instruments to hedge portions of the Company’s net investments in Euro and British- Pound denominated foreign operations. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded as cumulative translation within AOCI and are included in the net investment hedge section of the Consolidated Statements of Comprehensive Income (Loss). Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.

The Company also enters into foreign exchange contracts to create economic hedges to manage foreign exchange risk exposure. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivatives is recorded each period in current earnings.

See Note 12 "Derivatives and Hedging Activities" for more information regarding the Company’s derivative instruments and hedging activities.

New Accounting Standards — In March 2016, the FASB issued ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which will simplify several aspects of accounting for share-based payment transactions. The update will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings, and not in additional paid-in capital (APIC). This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the ASU is permitted and the prospective transition method should be applied. The Company is currently evaluating the impact of this update on its consolidated financial statements.
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
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients", which amends the transition, collectability, and non-cash consideration guidance in ASU 2014-09. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under legacy GAAP. The amendments also clarify how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.
ASU  2014-09 (and related updates) is effective for the Company beginning in fiscal 2019. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company is currently evaluating the impact of this update on its consolidated financial statements.

2. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2016 and 2015, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2014	$412,289	$102,715	$515,004
Impairment charge	—	(37,112)	(37,112)
Translation adjustments	(29,503)	(15,190)	(44,693)
Balance as of July 31, 2015	$382,786	$50,413	$433,199
Translation adjustments	1,743	(5,071)	(3,328)
Balance as of July 31, 2016	$384,529	$45,342	$429,871

Goodwill at July 31, 2016 and 2015 included $118,637 and $209,392 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $328,029. There were no impairment charges recorded during fiscal 2016. The decrease of $3,328 in the carrying amount of goodwill as of July 31, 2016 compared to July 31, 2015 was due to the effect of currency fluctuations during the fiscal year.

The annual impairment testing performed on May 1, 2016, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units with remaining goodwill (IDS Americas & Europe, PeopleID, and WPS Europe) passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.
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

Other Intangible Assets

Other intangible assets include patents, tradenames, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2016				July 31, 2015
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,252	$(11,063)	$1,189	5	$12,073	$(10,641)	$1,432
Tradenames and other	5	14,359	(13,709)	650	5	14,375	(12,471)	1,904
Customer relationships	7	135,795	(100,830)	34,965	7	136,693	(94,537)	42,156
Non-compete agreements and other	4	9,153	(9,142)	11	4	9,076	(9,032)	44
Unamortized other intangible assets:
Tradenames	N/A	22,991	—	22,991	N/A	23,352	—	23,352
Total		$194,550	$(134,744)	$59,806		$195,569	$(126,681)	$68,888
The decrease in the gross carrying amount of other intangible assets as of July 31, 2016 compared to July 31, 2015 was primarily due to the effect of currency fluctuations during the year.
In fiscal 2015, tradenames and customer relationships primarily associated with the WPS APAC and WPS Americas reporting units were written down to fair value. As a result, the Company recognized impairment charges of $6,651 during fiscal 2015.
Amortization expense on intangible assets during fiscal 2016, 2015, and 2014 was $9,056, $12,103 and $17,871, respectively. The amortization over each of the next five fiscal years is projected to be $7,068, $6,379, $6,101, $5,581 and $5,534 for the fiscal years ending July 31, 2017, 2018, 2019, 2020 and 2021, respectively.

3. Other Comprehensive (Loss) Income
Other comprehensive (loss) income consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income
Ending balance, July 31, 2014	$(12)	$4,854	$59,314	$64,156
Other comprehensive (loss) income before reclassification	829	2,236	(73,098)	(70,033)
Amounts reclassified from accumulated other comprehensive (loss) income	(808)	(3,652)	(34,697)	(39,157)
Ending balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
Other comprehensive (loss) income before reclassification	(986)	445	(7,643)	(8,184)
Amounts reclassified from accumulated other comprehensive (loss) income	120	(1,647)	—	(1,527)
Ending balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
The increase in accumulated other comprehensive loss as of July 31, 2016 compared to July 31, 2015, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the twelve-month period. The foreign currency translation adjustments column in the table above includes foreign currency translation, foreign currency translation on intercompany notes and the impact of settlements of net investment hedges, net of tax. Of the total $1,527 in amounts reclassified from AOCI, the

$120 loss on cash flow hedges was reclassified into cost of products sold, and the $1,647 net gain on post-retirement plans was reclassified into SG&A on the Consolidated Statement of Earnings in fiscal 2016.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income:

	2016	2015	2014
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Net investment hedge translation adjustments	$(1,804)	$(8,450)	$302
Long-term intercompany loan settlements	—	—	579
Cash flow hedges	192	(308)	28
Pension and other post-retirement benefits	738	949	(1,898)
Other income tax adjustments	(2,154)	(415)	(58)
Income tax expense related to items of other comprehensive (loss) income	$(3,028)	$(8,224)	$(1,047)
4. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. Employer contributions to the plan are based on the employee’s age and service at retirement. The Plan was amended effective March 16, 2015 to eliminate postretirement medical benefits for eligible domestic employees retiring on or after January 1, 2016. This amendment resulted in a decrease in the accumulated postretirement benefit obligation of $4,490 and recognition of a curtailment gain of $4,296 in fiscal 2015. The curtailment gain was recorded in SG&A on the Consolidated Statements of Earnings.
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
The Plan is unfunded and recorded as a liability in the accompanying Consolidated Balance Sheets as of July 31, 2016 and 2015. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligation during the years ended July 31:

	2016	2015
Obligation at beginning of year	$4,135	$8,056
Service cost	9	210
Interest cost	114	222
Actuarial (gain) loss	(38)	502
Benefit payments	(420)	(365)
Plan amendments	—	(1,935)
Curtailment gain	—	(2,555)
Obligation at end of fiscal year	$3,800	$4,135
As of July 31, 2016 and 2015, amounts recognized as liabilities in the accompanying Consolidated Balance Sheets consist of:

	2016	2015
Current liability	$499	$659
Non-current liability	3,301	3,476
	$3,800	$4,135
As of July 31, 2016 and 2015, pre-tax amounts recognized in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consist of:

	2016	2015
Net actuarial gain	$6,048	$6,655
Prior service credit	—	1,035
	$6,048	$7,690
Net periodic benefit (gain) cost for the Plan for fiscal years 2016, 2015, and 2014 includes the following components:

	Years Ended July 31,
	2016	2015	2014
Net periodic postretirement benefit (gain) cost included the following components:
Service cost	$9	$210	$674
Interest cost	114	222	534
Amortization of prior service credit	(1,035)	(1,169)	(203)
Amortization of net actuarial gain	(646)	(804)	(265)
Curtailment gain	—	(4,296)	—
Periodic postretirement benefit (gain) cost	$(1,558)	$(5,837)	$740
The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year is $544. No prior service credit remains due to the plan amendment to eliminate post-retirement benefits for employees retiring after January 1, 2016.
The following assumptions were used in accounting for the Plan:

	2016	2015	2014
Weighted average discount rate used in determining accumulated postretirement benefit obligation	2.50%	3.00%	3.50%
Weighted average discount rate used in determining net periodic benefit cost	3.00%	3.41%	4.00%
Assumed health care trend rate used to measure APBO at July 31	7.50%	7.00%	7.50%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year the ultimate trend rate is reached	2018	2018	2018
The discount rate utilized in preparing the accumulated postretirement benefit obligation liability was decreased to 2.50% in fiscal 2016 from 3.00% in fiscal 2015 as a result of a decrease in the bond yield as of the Company’s measurement date of July 31, 2016.

A one-percentage point change in assumed health care cost trend rates would have the following effects on the Plan:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on future service and interest cost	$3	$(3)
Effect on accumulated postretirement benefit obligation at July 31, 2016	17	(18)
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the years ending July 31:

2017	$499
2018	449
2019	377
2020	359
2021	339
2022 through 2026	1,342
The Company sponsors defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2016 and 2015, the accumulated pension obligation related to these plans was $7,120 and $6,020, respectively. As of July 31, 2016 and 2015, pre-tax amounts recognized in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets were losses of $1,161 and $1,361, respectively. The net periodic benefit cost for these plans was $795, $724, and $286 during the years ended July 31, 2016, 2015 and 2014, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,380 and $2,743 were included in other current liabilities on the accompanying Consolidated Balance Sheets as of July 31, 2016 and 2015, respectively. The amounts charged to expense for these retirement and profit sharing plans were $10,407, $9,912, and $10,830 during the years ended July 31, 2016, 2015 and 2014, respectively.
The Company also has deferred compensation plans for directors, officers and key executives which are discussed below. At July 31, 2016 and 2015, $18,758 and $18,321, respectively, of deferred compensation was included in other long-term liabilities in the accompanying Consolidated Balance Sheets.
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

5. Income Taxes

Earnings (loss) from continuing operations consists of the following:

	Years Ended July 31,
	2016	2015	2014
United States	$61,349	$(582)	$(134,596)
Other Nations	47,996	25,577	81,487
Total	$109,345	$24,995	$(53,109)

Income tax expense (benefit) from continuing operations consists of the following:

	Years Ended July 31,
	2016	2015	2014
Current income tax expense (benefit):
United States	$5,048	$9,075	$(1,137)
Other Nations	19,929	18,806	19,513
States (U.S.)	1,348	(352)	1,090
	$26,325	$27,529	$19,466
Deferred income tax expense (benefit):
United States	$3,946	$(5,906)	$(22,754)
Other Nations	(1,387)	(1,868)	(1,803)
States (U.S.)	351	338	128
	$2,910	$(7,436)	$(24,429)
Total income tax expense (benefit)	$29,235	$20,093	$(4,963)

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.
The approximate tax effects of temporary differences are as follows:

	July 31, 2016
	Assets	Liabilities	Total
Inventories	$5,142	$(153)	$4,989
Prepaid catalog costs	—	(1,577)	(1,577)
Employee benefits	6,347	—	6,347
Accounts receivable	1,619	(15)	1,604
Fixed Assets	2,847	(2,695)	152
Intangible Assets	1,144	(31,777)	(30,633)
Capitalized R&D expenditures	855	—	855
Deferred compensation	20,549	—	20,549
Postretirement benefits	4,152	—	4,152
Tax credit carry-forwards and net operating losses	56,790	—	56,790
Less valuation allowance	(37,992)	—	(37,992)
Other, net	10,918	(15,173)	(4,255)
Total	$72,371	$(51,390)	$20,981

	July 31, 2015
	Assets	Liabilities	Total
Inventories	$4,387	$(197)	$4,190
Prepaid catalog costs	—	(2,179)	(2,179)
Employee benefits	1,612	—	1,612
Accounts receivable	1,136	(14)	1,122
Fixed Assets	3,344	(3,213)	131
Intangible Assets	1,242	(26,570)	(25,328)
Capitalized R&D expenditures	1,140	—	1,140
Deferred compensation	19,549	—	19,549
Postretirement benefits	3,563	—	3,563
Tax credit carry-forwards and net operating losses	66,744	—	66,744
Less valuation allowance	(39,922)	—	(39,922)
Other, net	9,538	(12,475)	(2,937)
Total	$72,333	$(44,648)	$27,685

In November 2015, the FASB issued new accounting guidance on the balance sheet classification of deferred taxes. The new guidance requires that all deferred taxes be presented as non-current on the Consolidated Balance Sheets. In the fourth quarter of fiscal 2016, the Company adopted this guidance and reclassified current deferred tax assets and current deferred tax liabilities from prepaid expenses and other current assets and other current liabilities, respectively, to deferred income taxes and other liabilities, respectively, in prior-period Consolidated Balance Sheets to conform to the current period's presentation. The impact of this reclassification on the July 31, 2015 Consolidated Balance Sheet was a reclassification of $12,442 from prepaid expenses and other current assets to deferred income taxes and $254 from other current liabilities to other liabilities.

Tax loss carry-forwards at July 31, 2016 are comprised of:

•	Foreign net operating loss carry-forwards of $119,874, of which $89,637 have no expiration date and the remainder of which expire within the next eight years.

•	State net operating loss carry-forwards of $42,095, which expire from 2017 to 2034.

•	Foreign tax credit carry-forwards of $14,381, which expire from 2021 to 2025.

•	State research and development credit carry-forwards of $11,526, which expire from 2017 to 2031.
The valuation allowance decreased by $1,930 during the fiscal year ended July 31, 2016, primarily due to the appreciation of the U.S. Dollar against the Swedish Krona and the utilization of net operating loss carryforwards in China and India. These decreases were partially offset by the increase in valuation allowances in Brazil due to the generation of current year net operating losses. If realized or reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.
The valuation allowance increased by $2,513 during the fiscal year ended July 31, 2015, mainly due to increased valuation allowances against state tax credit carryforwards and increased valuation allowances in certain jurisdictions, including Brazil, China, Sweden, and the United Kingdom. These increases were partially offset by reductions in the tax rates applied to valuation allowances in the United Kingdom.

Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to earnings (loss) from continuing operations before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
Impairment charges (1)	—%	55.8%	(40.3)%
State income taxes, net of federal tax benefit (2)	0.8%	1.6%	(1.1)%
International rate differential	0.4%	(2.2)%	(1.3)%
Rate variances arising from foreign subsidiary distributions	0.5%	(0.3)%	(7.5)%
Adjustments to tax accruals and reserves (3)	(3.7)%	17.8%	25.5%
Research and development tax credits and section 199 manufacturer’s deduction	(3.6)%	(3.9)%	3.6%
Non-deductible divestiture fees and account write-offs	(0.4)%	(4.8)%	(5.2)%
Deferred tax and other adjustments (4)	(1.4)%	(21.1)%	0.7%
Other, net	(0.9)%	2.5%	(0.1)%
Effective tax rate	26.7%	80.4%	9.3%

(1)
For the year ended July 31, 2015, $39.8 million of the total impairment charge of $46.9 million recorded is nondeductible for income tax purposes. For the year ended July 31, 2014, $61.1 million of the total impairment charge of $148.6 million recorded is nondeductible for income tax purposes.

(2)	The year ended July 31, 2014 includes a $3.1 million increase in valuation allowances against certain state tax credit carryforwards.

(3)
The years ended July 31, 2014 and 2015 include increases in current year uncertain tax positions, while the year ended July 31, 2016 includes reductions of uncertain tax positions resulting from the closure of audits and lapses in statutes of limitations.

(4)	The year ended July 31, 2015 includes $5.0 million of foreign tax credit carryforward from the fiscal 2014 U.S. tax return.

Uncertain Tax Positions

The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a “more likely than not” threshold to the recognition and de-recognition of tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2013	$37,575
Additions based on tax positions related to the current year	4,596
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(14,569)
Lapse of statute of limitations	(3,711)
Settlements with tax authorities	(5,832)
Cumulative Translation Adjustments and other	(210)

Balance as of July 31, 2014	$17,849
Additions based on tax positions related to the current year	5,862
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(280)
Lapse of statute of limitations	(805)
Settlements with tax authorities	(221)
Cumulative Translation Adjustments and other	(1,272)

Balance as of July 31, 2015	$21,133
Additions based on tax positions related to the current year	3,093
Additions for tax positions of prior years	1,290
Reductions for tax positions of prior years	(9,369)
Lapse of statute of limitations	(344)
Settlements with tax authorities	(456)
Cumulative Translation Adjustments and other	(53)

Balance as of July 31, 2016	$15,294

The $15,294 of unrecognized tax benefits, if recognized, would affect the Company's effective income tax rate. The Company has classified $9,304 and $15,402, excluding interest and penalties, of the reserve for uncertain tax positions in Other Liabilities on the Consolidated Balance Sheets as of July 31, 2016 and 2015, respectively. The Company has classified $5,990 and $5,731, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the Consolidated Balance Sheets as of July 31, 2016 and 2015, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense (benefit) on the Consolidated Statements of Earnings.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized an increase of $3 and decreases of $157 and $498 in interest expense during the years ended July 31, 2016, 2015, and 2014, respectively. There was a $66 increase to the reserve for uncertain tax positions for penalties during the year ended July 31, 2016, no changes during the fiscal year ended July 31, 2015, and an increase of $25 for the year ended July 31, 2014. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2016 and 2015, the Company had $1,530 and $1,531, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty.
At July 31, 2016 and 2015, the Company had $2,730 and $2,664, respectively, accrued for penalties on unrecognized tax benefits.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $3,878 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations. The maximum amount that would be recognized through the Consolidated Statements of Earnings as an income tax benefit is $3,878.
During the year ended July 31, 2016, the Company recognized $428 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations. The Company also recognized $10,728 of tax benefits (including interest and penalties) associated with the reduction of tax positions for prior years due to the closure of tax audits.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’15 — F’16
France	F’12 — F’16
Germany	F’09 — F’16
United Kingdom	F’14 — F’16
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2016, were approximately $259,334. These earnings have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. At July 31, 2016, $139,747 of the total $141,228 in cash and cash equivalents was held outside of the U.S.
6. Debt
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
During fiscal 2006 and 2007, the Company completed two private placement note issuances totaling $350 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.30% to 5.33%. The notes must be repaid equally over seven years, with interest payable on the notes due semiannually on various dates throughout the year. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $42.5 million in fiscal years 2016 and 2015, respectively. The final principal payment for the 2006 series of notes was made during fiscal 2016, while the final principal payment for the 2007 series of notes is due in fiscal 2017. The Company intends to utilize our revolving credit facility to fund private placement principal payments due during the fiscal year ended July 31, 2017, and therefore the maturities are included in "Long-term obligations, less current maturities" on the Consolidated Balance Sheets as of July 31, 2016.
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300,000 multi-currency revolving loan agreement with a group of six banks. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300,000 up to $450,000. During fiscal 2016, the Company drew $10,000 from its revolving loan agreement in order to fund general corporate needs and the maximum amount outstanding throughout the year was $135,000. As of July 31, 2016, the outstanding balance on the credit facility was $112,000 and the Company had outstanding letters of credit under the revolving loan agreement of $4,261. There was $183,739 available for future borrowing under the credit facility, which can be increased to $333,739 at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the Consolidated Balance Sheets.

The Company has two multi-currency lines of credit in China with capacity of $10,000 each. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. The maximum amount outstanding on these facilities was $10,411 and the Company repaid $5,483 during fiscal 2016. As of July 31, 2016, the aggregate outstanding balance on these lines of credit in China was $4,928 and there was $15,072 available for future borrowings. Due to the short-term nature of these credit facilities, the borrowings are classified as "Notes payable" within current liabilities on the Consolidated Balance Sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2016, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.4 to 1.0 and the interest expense coverage ratio equal to 19.9 to 1.0.
Total debt consists of the following as of July 31, 2016:

	2016	2015
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$33,459	$32,960
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	50,188	49,442
USD-denominated notes payable through 2016 at a fixed rate of 5.30%	—	26,143
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	16,335	32,743
USD-denominated borrowing on revolving loan agreement at a weighted average rate of 1.3136% and 1.2740% as of July 31, 2016 and 2015, respectively	112,000	102,000
USD-denominated borrowing on revolving loan agreement at a weighted average rate of 1.9501% as of July 31, 2015.	—	1,836
CNY-denominated borrowing on revolving loan agreement at a weighted average rate of 4.0042% and 4.6634% as of July 31, 2016 and 2015, respectively (USD equivalent)	4,928	8,575
	$216,910	$253,699
Less notes payable	(4,928)	(10,411)
Total long-term debt	$211,982	$243,288
The Company had outstanding letters of credit of $4,261 and 3,327 at July 31, 2016 and July 31, 2015, respectively.
The estimated fair value of the Company’s long-term obligations was $218,977 and $252,254 at July 31, 2016 and July 31, 2015, respectively, as compared to the carrying value of $211,982 and $243,288 at July 31, 2016 and July 31, 2015, respectively. The fair value of the long-term obligations, which were determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. Due to the short-term nature and variable interest rate pricing of the Company's revolving debt in China, it is determined that the carrying value of the debt equals the fair value of the debt.
Maturities on long-term debt are as follows:

Years Ending July 31,
2017	$49,794
2018	—
2019	—
2020	50,188
2021	112,000
Total	$211,982

7. Stockholders' Investment
Information as to the Company’s capital stock at July 31, 2016 and 2015 is as follows:

	July 31, 2016			July 31, 2015
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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
Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Preferred Stock, if any, holders of the Class A Common Stock are entitled to receive the sum of $0.835 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $0.835 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.
The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.
The following is a summary of other activity in stockholders’ investment for the fiscal years ended July 31, 2016, 2015, and 2014:

	Unearned Restricted Stock	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2013	$(1,137)	$11,040	$(10,623)	$(720)
Shares at July 31, 2013		469,797	469,797
Sale of shares at cost	—	(1,637)	1,496	(141)
Purchase of shares at cost	—	821	(821)	—
Effect of plan amendment	—	(2,435)	—	(2,435)
Amortization of restricted stock	1,137	—	—	1,137
Balances at July 31, 2014	—	$7,789	$(9,948)	(2,159)
Shares at July 31, 2014		338,711	423,415
Sale of shares at cost	$—	(2,325)	2,235	$(90)
Purchase of shares at cost	—	220	(1,035)	(815)
Balances at July 31, 2015	$—	$5,684	$(8,748)	$(3,064)
Shares at July 31, 2015		252,261	362,025
Sale of shares at cost	—	(1,238)	1,278	40
Purchase of shares at cost	—	178	(1,017)	(839)
Balances at July 31, 2016	$—	$4,624	$(8,487)	$(3,863)
Shares at July 31, 2016		201,418	347,081

Deferred Compensation Plans

The Company has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan. Both plans allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. The Executive Deferred Compensation Plan does not allow funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Director Deferred Compensation Plan allows participants to transfer funds from other investment funds into the Company’s Class A Nonvoting Common Stock. Funds are not permitted to be transferred from the Company’s Class A Nonvoting Common Stock into other investment funds until six months after the Director resigns from the Board.

At July 31, 2016, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.

Incentive Stock Plans

The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units ("RSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors.

As of July 31, 2016, the Company has reserved 4,387,087 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs and restricted shares and 2,391,385 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

Total stock-based compensation expense recognized by the Company during the years ended July 31, 2016, 2015, and 2014 was $8,154 ($5,056 net of taxes), $4,471 ($2,772 net of taxes), and $5,214 ($3,232 net of taxes), respectively. As of July 31, 2016, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $15,318 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.4 years.

Stock options

The stock options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “service-based” options, generally expire 10 years from the date of grant.

The Company has estimated the fair value of its service-based stock option awards granted during the years ended July 31, 2016, 2015, and 2014 using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2016	2015	2014
Expected term (in years)	6.11	6.05	5.97
Expected volatility	29.95%	34.01%	37.32%
Expected dividend yield	2.59%	2.48%	2.35%
Risk-free interest rate	1.64%	1.90%	1.80%
Weighted-average market value of underlying stock at grant date	$20.02	$22.76	$30.98
Weighted-average exercise price	$20.02	$22.76	$30.98
Weighted-average fair value of options granted during the period	$4.58	$6.12	$9.17

The following is a summary of stock option activity for the fiscal year ended July 31, 2016:

	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2015	$20.95	—	$38.31	3,500,951	$29.64
Options granted	19.96	—	25.35	881,744	20.02
Options exercised	20.95	—	31.07	(194,419)	26.98
Options cancelled	19.96	—	38.31	(479,570)	30.89
Balance as of July 31, 2016	$19.96	—	$38.31	3,708,706	$27.33
The total fair value of options vested during the fiscal years ended July 31, 2016, 2015, and 2014, was $3,203, $3,950, and $6,605, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2016, 2015, and 2014 was $811, $208, and $2,452, respectively.
There were 2,488,527, 2,642,955, and 3,004,348 options exercisable with a weighted average exercise price of $30.18, $30.88, and $31.15 at July 31, 2016, 2015, and 2014, respectively. The cash received from the exercise of options during the fiscal years ended July 31, 2016, 2015, and 2014, was $5,243, $1,644, and $12,113, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2016, 2015, and 2014 was $308, $79, and $952, respectively.
The following table summarizes information about stock options outstanding at July 31, 2016:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2016	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2016	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$19.96 - $26.99	1,433,278	8.1	$21.80	291,899	5.2	$20.97
$27.00 - $32.99	1,696,428	4.9	29.05	1,617,628	4.7	29.12
$33.00 - $38.31	579,000	1.3	37.78	579,000	1.3	37.78
Total	3,708,706	5.6	27.61	2,488,527	4.0	$30.18

As of July 31, 2016, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $21,358 and $8,164, respectively.

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
The following tables summarize the RSU and restricted share activity for the fiscal year ended July 31, 2016:

Service-Based Restricted Shares and RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2015	677,454	$24.72
New grants	173,394	20.07
Vested	(113,640)	24.97
Forfeited	(58,827)	23.81
Balance as of July 31, 2016	678,381	$23.57

The aggregate intrinsic value of unvested RSU's expected to vest at July 31, 2016, was $21,803. The total fair value of RSU's vested during the twelve months ended July 31, 2016 and 2015, was $2,797 and $805, respectively. The service-based RSUs granted during the fiscal year ended July 31, 2015, had a weighted-average grant-date fair value of $24.28.
8. Segment Information
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
Following is a summary of segment information for the years ended July 31, 2016, 2015 and 2014:

	2016	2015	2014
Sales to External Customers:
ID Solutions	$776,877	$806,484	$825,123
WPS	343,748	365,247	399,911
Total Company	$1,120,625	$1,171,731	$1,225,034
Depreciation & Amortization:
ID Solutions	$21,838	$25,658	$28,955
WPS	4,555	6,772	7,919
Corporate	6,039	7,028	7,724
Total Company	$32,432	$39,458	$44,598
Segment Profit:
ID Solutions	$169,776	$149,840	$176,129
WPS	59,847	56,502	66,238
Total Company	$229,623	$206,342	$242,367
Assets:
ID Solutions	$742,557	$780,524	$882,440
WPS	160,172	167,797	239,848
Corporate	141,235	114,576	131,377
Total Company	$1,043,964	$1,062,897	$1,253,665
Expenditures for property, plant & equipment:
ID Solutions	$11,511	$18,732	$28,774
WPS	5,446	3,970	10,580
Corporate	183	3,971	4,044
Total Company	$17,140	$26,673	$43,398

Following is a reconciliation of segment profit to net earnings (loss) for the years ended July 31, 2016, 2015 and 2014:

	Years Ended July 31,
	2016	2015	2014
Total profit from reportable segments	$229,623	$206,342	$242,367
Unallocated costs:
Administrative costs	111,745	107,348	120,015
Restructuring charges	—	16,821	15,012
Impairment charges (1)	—	46,867	148,551
Investment and other expense (income)	709	(845)	(2,402)
Interest expense	7,824	11,156	14,300
Earnings (loss) from continuing operations before income taxes	$109,345	$24,995	$(53,109)

(1) Of the total $46,867 impairment charges in fiscal 2015, $39,367 was in the WPS segment and $7,500 was in the IDS segment. The impairment charges in 2014 were in the IDS segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of Years Ended July 31,
	2016	2015	2014	2016	2015	2014
Geographic information:
United States	$663,511	$677,401	$675,771	$376,045	$389,150	$425,733
Other	519,579	559,649	615,974	216,076	224,151	314,456
Eliminations	(62,465)	(65,319)	(66,711)	—	—	—
Consolidated total	$1,120,625	$1,171,731	$1,225,034	$592,121	$613,301	$740,189
* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.
9. Net Earnings (Loss) per Common Share
Net earnings (loss) per common share is computed by dividing net earnings (loss) (after deducting restricted stock dividends and the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 50,541 for fiscal 2016, 51,285 for fiscal 2015, and 51,866 for fiscal 2014. The Company utilizes the two-class method to calculate earnings per share. Dividends on the Company’s performance-based restricted shares are reconciling items in the basic and diluted earnings per share calculations for the respective periods presented.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2016	2015	2014
Numerator: (in thousands)
Earnings (loss) from continuing operations	$80,110	$4,902	$(48,146)
Less:
Restricted stock dividends	—	—	(92)
Numerator for basic and diluted earnings (loss) from continuing operations per Class A Nonvoting Common Share	$80,110	$4,902	$(48,238)
Less:
Preferential dividends	(783)	(794)	(813)
Preferential dividends on dilutive stock options	(1)	(1)	(6)
Numerator for basic and diluted earnings (loss) from continuing operations per Class B Voting Common Share	$79,326	$4,107	$(49,057)
Denominator: (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	50,541	51,285	51,866
Plus: Effect of dilutive stock options	228	98	—
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	50,769	51,383	51,866
Earnings (loss) from continuing operations per Class A Nonvoting Common Share:
Basic	$1.59	$0.10	$(0.93)
Diluted	$1.58	$0.10	$(0.93)
Earnings (loss) from continuing operations per Class B Voting Common Share:
Basic	$1.57	$0.08	$(0.95)
Diluted	$1.56	$0.08	$(0.95)
(Loss) earnings from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$(0.04)	$0.04
Diluted	$—	$(0.04)	$0.04
(Loss) earnings from discontinued operations per Class B Voting Common Share:
Basic	$—	$(0.04)	$0.05
Diluted	$—	$(0.04)	$0.05
Net earnings (loss) per Class A Nonvoting Common Share:
Basic	$1.59	$0.06	$(0.89)
Diluted	$1.58	$0.06	$(0.89)
Net earnings (loss) per Class B Voting Common Share:
Basic	$1.57	$0.04	$(0.90)
Diluted	$1.56	$0.04	$(0.90)

Options to purchase approximately 3,172,755 and 3,568,264 shares of Class A Nonvoting Common Stock for the fiscal years ended July 31, 2016 and 2015, respectively, were not included in the computation of diluted net earnings (loss) per share as the impact of the inclusion of the options would have been anti-dilutive. In accordance with ASC 260, “Earnings per Share,” all options to purchase Class A Nonvoting Common Stock were not included in the computation of diluted loss per share for fiscal 2014 since to do so would be anti-dilutive.

10. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to continuing operations on a straight-line basis was $17,253, $19,029, and $17,344 for the years ended July 31, 2016, 2015, and 2014, respectively. Future minimum lease payments required under such leases in effect at July 31, 2016 were as follows:

Years ending July 31,
2017	$16,243
2018	14,956
2019	12,169
2020	8,708
2021	7,195
Thereafter	15,497
$74,768
In the normal course of business, the Company is named as a defendant in various lawsuits in which claims are asserted against the Company. In the opinion of management, the liabilities, if any, which may ultimately result from lawsuits are not expected to have a material effect on the consolidated financial statements of the Company.
11. Fair Value Measurements
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
Level 1 — Assets or liabilities for which fair value is based on unadjusted quoted prices in active markets for identical instruments that are accessible as of the measurement date.
Level 2 — Assets or liabilities for which fair value is based on other significant pricing inputs that are either directly or indirectly observable.
Level 3 — Assets or liabilities for which fair value is based on significant unobservable pricing inputs to the extent little or no market data is available, which result in the use of management's own assumptions.

The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2016 and July 31, 2015, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
July 31, 2016
Trading securities	$13,834	$—	$13,834	Other assets
Foreign exchange contracts	—	2,138	2,138	Prepaid expenses and other current assets
Total Assets	$13,834	$2,138	$15,972
Foreign exchange contracts	$—	$738	$738	Other current liabilities
Total Liabilities	$—	$738	$738
July 31, 2015
Trading securities	$15,356	$—	$15,356	Other assets
Foreign exchange contracts	—	685	685	Prepaid expenses and other current assets
Total Assets	$15,356	$685	$16,041
Foreign exchange contracts	$—	$1,280	$1,280	Other current liabilities
Total Liabilities	$—	$1,280	$1,280
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2016 and July 31, 2015.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities and short-term and long-term debt. The fair values of cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued liabilities approximated carrying values because of the short-term nature of these instruments. See Note 6 for information regarding the fair value of the Company's short-term and long-term debt.
The Company completes its annual goodwill impairment analysis on May 1st of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." The annual impairment testing performed on May 1, 2016, indicated that all of the reporting units passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.
The Company evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of other intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. Management completed an assessment of other indefinite-lived and other finite-lived intangible assets in fiscal 2016 and concluded that no long-lived assets were impaired.
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
During fiscal 2014, goodwill with a carrying amount of $193,689 in the People ID reporting unit was written down to its estimated implied fair value of $93,277, resulting in an impairment charge of $100,412. In order to arrive at the implied fair value of goodwill, the Company calculated the fair value of all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination. After assigning fair value to the assets and liabilities of the reporting unit, the result was the implied fair value of goodwill of $93,277, which represented a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
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
12. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange contracts. As of July 31, 2016 and July 31, 2015, the notional amount of outstanding forward foreign exchange contracts was $186,093 and $139,300, respectively.
The Company hedges a portion of known exposures using forward foreign exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Mexican Peso, Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2016 and July 31, 2015, unrealized losses of $761 and unrealized gains of $297 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the years ended July 31, 2016, 2015, and 2014, the Company reclassified losses of $199, and gains of $1,325 and $147 from OCI into cost of goods sold, respectively.
As of July 31, 2016 and 2015, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $34,540 and $33,223, respectively.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At July 31, 2016, the Company designated £25,000 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. As of July 31, 2016 and 2015, the Company recognized in OCI gains of $6,887 and $889, respectively, on its intercompany loans designated as net investment hedges. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. As of July 31, 2016 and 2015, the cumulative balance recognized in accumulated other comprehensive income were gains of $11,140 and $12,512, respectively, on the Euro-denominated debt obligation. The changes recognized in other comprehensive income during the years ended July 31, 2016, 2015 and 2014 were losses of $1,372, gains of $18,008 and losses of $660, respectively, on the Euro-denominated debt obligation. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Non-Designated Hedges
During the fiscal years ended July 31, 2016 and 2015, the Company recognized gains of $2,162 and losses of $1,705, respectively, in “Investment and other income” on the Consolidated Statements of Earnings related to non-designated hedges.
Fair values of derivative and hedging instruments in the Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2016		July 31, 2015		July 31, 2016		July 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$265	Prepaid expenses and other current assets	$518	Other current liabilities	$670	Other current liabilities	$737
Net investment hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Other current liabilities	$—	Other current liabilities	$—
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$116,888	Long term obligations, less current maturities	$121,514
Total derivatives designated as hedging instruments		$265		$518		$117,558		$122,251
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,873	Prepaid expenses and other current assets	$168	Other current liabilities	$68	Other current liabilities	$543
Total derivatives not designated as hedging instruments		$1,873		$168		$68		$543

13. Discontinued Operations

The Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) on February 24, 2014, for the sale of the Die-Cut business. The first phase of this divestiture closed on May 1, 2014 and included the Die-Cut businesses in Korea, Thailand and Malaysia, and the Balkhausen business in Europe. The remainder of the Die-Cut business was located in China and it was divested on August 1, 2014. The operating results have been reported as discontinued operations for the fiscal years ending July 31, 2015 and 2014.

The following table summarizes the operating results of discontinued operations for the fiscal years ending July 31, 2015 and 2014:

	2015	2014
Net sales (1)	$—	$179,050
(Loss) earnings from discontinued operations (2)	(1,201)	6,715
Income tax expense	(288)	(3,299)
Loss on sale of discontinued operations (3)	(487)	(1,602)
Income tax benefit on sale of discontinued operations (4)	61	364
(Loss) earnings from discontinued operations, net of tax	$(1,915)	$2,178

(1)	The second and final phase of the Die-Cut divestiture closed on August 1, 2014. Thus, there were no sales from discontinued operations in fiscal 2015.

(2)	The loss from discontinued operations in fiscal 2015 primarily related to professional fees and restructuring charges associated with the divestiture.

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

(4)
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
14. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
2016
Net sales	$283,073	$268,630	$286,816	$282,106	$1,120,625
Gross margin	139,349	132,892	145,443	141,089	558,773
Operating income	30,102	23,589	30,784	33,403	117,878
Earnings from continuing operations	18,703	15,290	20,981	25,136	80,110
Net earnings from continuing operations per
Class A Common Share:
Basic	$0.37	$0.30	$0.42	$0.50	$1.59
Diluted	$0.37	$0.30	$0.42	$0.49	$1.58
2015
Net sales	$310,240	$282,628	$290,227	$288,636	$1,171,731
Gross margin	150,161	138,203	140,999	129,069	558,432
Operating income *	26,973	16,811	24,285	(32,763)	35,306
Earnings from continuing operations	15,499	11,584	17,213	(39,394)	4,902
Earnings (loss) from discontinued operations, net of income taxes **	(1,915)	—	—	—	(1,915)
Net earnings from continuing operations per
Class A Common Share:
Basic***	$0.30	$0.23	$0.34	$(0.77)	$0.10
Diluted***	$0.30	$0.23	$0.33	$(0.77)	$0.10
Net earnings (loss) from discontinued operations per
Class A Common Share:
Basic***	$(0.03)	$—	$—	$—	$(0.04)
Diluted***	$(0.04)	$—	$—	$—	$(0.04)

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

*** The sum of the quarters does not equal the year-to-date total for fiscal 2015 due to the quarterly changes in weighted-average shares outstanding.

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
With the participation of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2016, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the "Company") as of July 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2016, of the Company and our report dated September 15, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 15, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
J. Michael Nauman	54	President, CEO and Director
Aaron J. Pearce	45	Senior V.P., Chief Financial Officer and Chief Accounting Officer
Thomas J. Felmer	54	Senior V.P., President - Workplace Safety
Russell R. Shaller	53	Senior V.P., President - Identification Solutions
Helena R. Nelligan	50	Senior V.P. - Human Resources
Louis T. Bolognini	60	Senior V.P., Secretary and General Counsel
Bentley N. Curran	54	V.P. - Digital Business and Chief Information Officer
Paul T. Meyer	47	Treasurer and Vice President - Tax
Patrick W. Allender	69	Director
Gary S. Balkema	61	Director
Elizabeth Pungello Bruno	49	Director
Nancy L. Gioia	56	Director
Conrad G. Goodkind	72	Director
Frank W. Harris	74	Director
Bradley C. Richardson	58	Director
Harold L. Sirkin	56	Director

J. Michael Nauman - Mr. Nauman has served on the Company’s Board of Directors and as the Company’s President and CEO since August 2014. Prior to joining the Company, from 1994 to 2014 he held a number of senior management positions at Molex Incorporated. Mr. Nauman was Molex's Executive Vice President and President of the Global Integrated Products Division from 2009 to 2014, where he led global business units in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. From 2004 to 2009, he served as Molex’s Senior Vice President and President, Global Integrated Product Division, President, Integrated Products Division and President, High Performance Products Division. Prior to joining Molex in 1994, Mr. Nauman was Controller and then President of Ohio Associated Enterprises, Inc., and a tax accountant and auditor for Arthur Andersen. He is a board member of the Arkansas Science, Technology, Engineering and Math Coalition, and Museum of Discovery. Mr. Nauman’s broad operational and financial experience, as well as his leadership and strategic perspective, provide the Board with insight and expertise to drive the Company’s growth and performance. Mr. Nauman holds a bachelor’s of science degree in management from Case Western Reserve University, and is a certified public accountant and charter global management accountant.

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

Bentley N. Curran - Mr. Curran joined the Company in 1999 and held several technology leadership positions until being named Vice President of Information Technology in 2005. In October 2007, he was appointed Chief Information Officer of Brady globally. In February 2012, he was appointed to his current position, Vice President of Digital Business and Chief Information Officer. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a bachelor's degree in business administration from Marian University and an associate of science degree in electronics and engineering systems from Moraine Park Technical College.

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

Gary S. Balkema - Mr. Balkema was elected to the Board of Directors in 2010. He currently serves as the Chair of the Management Development and Compensation Committee and is a member of the Audit and Technology Committees. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division. Mr. Balkema was also responsible for overseeing Bayer LLC USA's compliance program. He has over 20 years of general management experience. Mr. Balkema serves as a director of PLx Pharma, Inc. Mr. Balkema brings strong experience in consumer marketing skills and mergers, acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company's portfolio.

Elizabeth Pungello Bruno, Ph.D - Dr. Bruno was elected to the Board of Directors in 2003. She serves as a member of the Management Development and Compensation, Corporate Governance and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina and a Research Associate Professor in the Developmental Psychology Program at the University of North Carolina at Chapel Hill, and has appointments at the Frank Porter Graham Development Institute and the Center for Developmental Science. Dr. Bruno also serves on the editorial board of the Journal of Marriage and Family and the Early Childhood Research Quarterly, as a reviewer for several other journals, and on a number of other non-profit boards. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.

Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Technology Committee and is a member of the Management Development and Compensation Committee.  Ms. Gioia also presently serves as a Director of Exelon Corporation where she is a member of the Finance and Risk Committee and the Generation Oversight Committee. In addition, Ms. Gioia is a former director of Inforum, a non-profit women’s professional development organization. Ms. Gioia joined Ford Motor Company in 1982 and served in a variety of engineering and technology roles through her retirement in October 2014. Her senior executive leadership positions include Director, Global Connectivity, Electrical and User Experience; Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. While at Ford Motor Company, she served on the Boards of Auto Alliance International, a joint venture of Ford Motor Company and Mazda Corporation; the Electric Drive Transportation Association; the California Plug-in EV Collaborative; and on the State of Michigan, Governor’s Talent Investment Board. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as her general business experience, provides the Board with important expertise in product development and operations.

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

Bradley C. Richardson - Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of PolyOne Corporation. He previously served as the Executive Vice President and CFO of Diebold, Inc. from 2009 to 2013, and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing from 2003 to 2009. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles with assignments in North America, South America and Europe. Mr. Richardson previously served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.

Harold L. Sirkin - Mr. Sirkin was elected to the Board of Directors in February 2015. He serves as a member of the Technology and Management Development and Compensation Committees. Mr. Sirkin is Senior Partner and Managing Director of the Boston Consulting Group, where he has worked since 1981. Prior to the Boston Consulting Group, Mr. Sirkin was an auditor for Deloitte, Haskins & Sells, and is a certified public accountant. His extensive experience in advising companies on a broad range of matters, including strategy, operations and new product development, as well as general business experience, provides the Board with expertise and insight to drive operations improvement and growth.

All Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. In September 2015, upon the recommendation of the Corporate Governance Committee, the Board appointed a non-executive Chair in order to harmonize the Board’s leadership structure to prevailing governance practices. Prior to the appointment of the non-executive Chair, in the period beginning in fiscal 2010, the Board had formalized the position of Lead Independent Director. The duties of the non-executive Chair include, among others: chairing meetings of the Board and executive sessions of the non-management Directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures. Mr. Goodkind previously served as the Lead Independent Director until August 2015 and began serving as Chair of the Board in September 2015.

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

Audit Committee Financial Expert - The Company's Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender and Balkema, members of the Audit Committee, are financial experts and are independent under the rules of the SEC and the New York Stock Exchange (“NYSE”).

Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s Directors other than Mr. Nauman, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2016. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s Directors from being considered independent. Based on application of the NYSE independence criteria, all Directors, with the exception of Mr. Nauman, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. The Chair of the Board, currently Mr. Goodkind, is the presiding Director at these sessions. In fiscal 2016, there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

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

Corporate Governance Guidelines - Brady's Corporate Governance Principles, as well as the charters of the Audit, Corporate Governance and Management Development and Compensation Committees, are available on the Company's Corporate website, www.bradycorp.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2016, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

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
For fiscal 2016, the following executive officers' compensation is disclosed and discussed in this section (the “named executive officers” or “NEOs”):

•	J. Michael Nauman, President, Chief Executive Officer and Director;

•	Aaron J. Pearce, Senior Vice President, Chief Financial Officer and Chief Accounting Officer;

•	Louis T. Bolognini, Senior Vice President, General Counsel and Secretary;

•	Thomas J. Felmer, Senior Vice President and President - Workplace Safety; and

•	Russell R. Shaller, Senior Vice President and President - Identification Solutions.

Executive Summary

Fiscal 2016 Business Highlights

The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, and increased investment in digital capabilities.

•	On a GAAP basis, our fiscal 2016 net earnings were $80.1 million;

•	Brady continues to demonstrate adequate cash generation to meet ongoing business needs as we generated $139.0 million of cash flow from operating activities during the year ended July 31, 2016; and

•	Our sales for the full year were $1.12 billion, down 4.4% from fiscal 2015. Organic sales were down 0.7% and foreign currency translation decreased sales by 3.7%.

Fiscal 2016 Compensation Matters

For fiscal 2016, the Board of Directors approved a 3.7% increase in base salary for Mr. Nauman. In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce and Bolognini. All increases were made to recognize the performance and current scope of responsibilities of each executive, and with regard to Messrs. Nauman and Pearce, to better align their base salary compensation with those holding comparable positions at peer companies. Messrs. Felmer and Shaller did not receive a base salary increase as Mr. Felmer's base salary is positioned above the median of the peer group and Mr. Shaller had recently joined the Company.

We had significant improvements in the profitability of the Company, exceeding our fiscal 2016 pre-established goals overall. In addition, we exceeded expectations related to the completion of the fiscal year objectives deemed critical to the execution of the Company's strategy. Therefore, our NEOs earned cash incentive awards for fiscal 2016. The cash incentive awards to NEOs were below target largely because our organic revenue growth results for fiscal 2016 fell short of our pre-established targets. The NEOs also received annual equity incentive awards consistent with award sizes of those individuals holding comparable positions at our peer companies.

As a group, 71% of the compensation that we paid to our NEOs was in the form of incentive awards, and 79% of the total incentive awards were paid in the form of equity. Fiscal 2016 grants were made in the form of time-based stock options and time-based restricted stock units. Two-thirds of the award granted to Mr. Nauman and one-half of the award granted to all other NEOs was in the form of stock options, which are inherently performance-based and have value only to the extent that the price of our stock increases. The remaining one-third of the award granted to Mr. Nauman and remaining one-half of the award granted to all other NEOs was in the form of restricted stock units that vest with the passage of time and are intended to facilitate retention.

Overall, the grant date fair value of equity awards granted to our NEOs was lower than in fiscal 2015. The decrease in aggregate award value was the result of sign-on and retention awards of time-based restricted stock units awarded to Messrs. Nauman and Pearce respectively, during fiscal 2015, which were not similarly awarded in fiscal 2016. Overall, target total compensation for our named executive officers was at the median of our peer group companies for fiscal 2016.
Recent Compensation Decisions

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

On May 23, 2016, the Brady Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”) was approved. The 2017 Plan became effective August 1, 2016. The 2017 Plan is intended (i) to provide incentives for directors and employees of the Company and its affiliates to improve corporate performance on a long-term basis, (ii) to attract and retain directors and employees and (iii) to align the long-term interests of participants with those of the Company and its shareholders. The 2017 Plan is an equity and cash-based incentive plan and includes provisions by which the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash incentive awards. A total of up to 5,000,000 shares of the Company’s Class A Non-Voting Common Stock have been authorized for issuance pursuant to the 2017 Plan, subject to adjustment as provided in the 2017 Plan.

Effective with the start of fiscal 2017, the Committee began granting performance-based restricted stock units. For certain executive officers, the awards represent additional compensation; for other officers, the award simply changed the overall mix of equity incentive awards granted. The performance-based restricted stock units granted have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of organic revenue and operating income growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award.

Executive Compensation Practices
As part of the Company's pay for performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	Nearly 50% of the named executive officers' possible compensation is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements
Mr. Nauman is required to own shares in the Company at a value equal to five times his base salary. Messrs. Pearce, Felmer and Shaller are required to own shares in the Company at a value equal to three times their base salaries. Mr. Bolognini is required to own shares in the Company at a value equal to two times his base salary. Our NEOs are expected to obtain the required ownership levels within five years and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of the equity award, until such time as they meet the requirements.

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

Performance Thresholds and Caps
We provide cash incentive awards based on achievement of annual performance goals with payouts that range from 0% to 200% of target opportunities. We grant equity compensation that promotes long-term financial and operating performance by delivering incremental value to executive officers to the extent our stock price increases over time. In fiscal 2017, we began granting performance-based restricted stock units to executive officers with the number of shares issued at vesting determined by the achievement of certain performance goals over a three-year period.

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

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments
Mr. Nauman's maximum cash benefit is equal to two times salary and two times target bonus plus a prorated target bonus in the year in which the termination occurs. For all other NEOs, the maximum cash benefit is equal to two times salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, restricted stock units become unrestricted and fully vested.

No Employment Agreements
The Company does not maintain any employment agreements with its executives. Both Mr. Nauman's Offer Letter and Mr. Shaller's Offer Letter provide that each is deemed an at-will employee, but will receive a severance benefit in the event his employment is terminated by the Company without cause or for good reason as described in the respective Offer Letter.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.

Compensation Philosophy and Objectives
We seek to align the interests of our executives with those of our investors by evaluating performance on the basis of key financial measurements that we believe closely correlate to long-term shareholder value. To this end, we have structured our compensation program to accomplish the following:

•	Allow the Company to compete for, retain and motivate talented executives;

•
Deliver compensation plans that are both internally equitable when comparing similar roles and levels within the Company and externally competitive when comparing to the external marketplace and the Company’s designated peer group;

•	Maintain an appropriate balance between base salary and short- and long-term incentive opportunities;

•	Provide integrated compensation programs aligned to the Company’s annual and long-term financial goals and realized performance;

•
Recognize and reward individual initiative and achievement with the amount of compensation each executive receives reflective of the executive’s level of proficiency within his or her role/job family and their level of sustained performance; and

•	Institute a “pay for performance” philosophy where level of rewards are aligned to Company performance.

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
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm and legal counsel to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation arrangements. In fiscal 2016, the Committee utilized the services of Meridian Compensation Partners as compensation consultants and Quarles & Brady LLP, as legal counsel, both of which were determined to be independent by the Corporate Governance Committee.

Management’s Role
To aid in determining compensation for fiscal 2016, management obtained data regarding comparable executive officer compensation through a standard data subscription with Equliar, Inc. For fiscal 2016, Mr. Nauman used this data to make recommendations to the Committee concerning compensation for each named executive officer other than himself. In setting compensation for our named executive officers, the Committee takes into consideration these recommendations, along with the results of the Company during the previous fiscal year, the level of responsibility, demonstrated leadership capability, the compensation levels of executives in comparable roles from within our peer group and the results of annual performance reviews which, for our chief executive officer, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. In addition, during fiscal 2016, the Committee took into consideration the recommendations of its independent compensation consultant, particularly with respect to compensation elements for the chief executive officer. Mr. Nauman did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.
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
The base salary, annual cash and long-term equity incentive components are determined through a pay-for-performance approach, targeted at market median for the achievement of performance goals with an opportunity for upper quartile pay when upper quartile performance is achieved. Our compensation structure is balanced by the payment of below market median compensation to our NEOs when actual fiscal results do not meet or exceed expected financial results. The following table describes the purpose of each performance-based component and how that component is related to our pay-for-performance approach:

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

Annual equity incentive award: Time-based stock options, time-based RSUs and performance-based RSUs	To attract, retain, motivate and reward top talent for the successful creation of long-term stockholder value.
An assessment of executive leadership, experience and expected future contribution, combined with market competitive grant information, are used to determine the amount of equity granted to each executive.

Stock options are inherently performance-based in that the stock price must increase over time to provide compensation value to the executive.

Time-based RSUs serve as a strong reward and retention device, while promoting the alignment of executive decisions with Company goals and shareholder interests.

Performance-based RSUs serve to align executives with shareholders and reward executives only for results achieved over a 3-year performance period.

Establishing Our Total Compensation Component Levels
The Committee uses peer group data to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity incentives of positions similar to those of our NEOs. The following 25 companies were included in the fiscal 2016 total compensation analysis conducted using publicly available data sourced through Equilar, Inc:

Actuant Corporation	ESCO Technologies Inc.	Myers Industries Inc.
Acuity Brands, Inc.	Federal Signal Corp.	Nordson Corporation
A.O. Smith Corporation	Graco Inc.	Plexus Corp.
Apogee Enterprises, Inc.	HB Fuller Company	Polypore International Inc.
Barnes Group Inc.	Hexcel Corporation	Powell Industries, Inc.
Clarcor Inc.	IDEX Corporation	Watts Water Technologies, Inc.
Curtiss-Wright Corporation	II-VI Incorporated	Zebra Technologies Corporation
EnPro Industries, Inc.	Modine Manufacturing Company
Entegris, Inc.	Mine Safety Appliances Company
Based on our analysis of the fiscal 2016 peer group used for determining fiscal 2016 compensation, performed in May 2015, the base salaries of our named executive officers were generally at the median of our peers, with the exception of Mr. Felmer whose base salary was above the median. Fiscal 2016 target total compensation of our NEOs, inclusive of base salary, cash incentives and equity awards, was below the median of our peer companies, with the exception of Mr. Felmer whose target total compensation was above the median. Mr. Felmer previously served as the Company's Chief Financial Officer, which typically has a higher market value than Mr. Felmer's current role. Mr. Felmer's base salary has not increased since he accepted the role as President - Workplace Safety.

Fiscal 2016 Named Executive Officer Compensation
Base Salaries
For fiscal 2016, the Board of Directors approved a 3.7% increase in base salary for Mr. Nauman. In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce and Bolognini. All increases were made to recognize the performance and current scope of responsibilities of each executive, and with regard to Messrs. Nauman and Pearce, to better align their base salary with those holding comparable positions at peer companies. Messrs. Felmer and Shaller did not receive a base salary increase as Mr. Felmer's base salary was positioned above the median of the peer group and Mr. Shaller had recently joined the Company.

Named Executive Officer	Fiscal 2015	Fiscal 2016	Percentage Increase
J. Michael Nauman	$675,000	$693,750	3.7%
Aaron J. Pearce	288,429	315,000	6.7%
Louis T. Bolognini	329,902	333,725	1.5%
Thomas J. Felmer	386,937	386,937	—%
Russell R. Shaller	340,000	340,000	—%

The salary detail in the table above reflects the annualized 12-month salary for each executive. The salaries in the Summary Compensation Table reflect fiscal year compensation earned including three (3) months at fiscal 2015 rates and nine (9) months at fiscal 2016 rates.

Annual Cash Incentive Awards
The Company is managed on a global basis with three business platforms, ID Solutions, Workplace Safety and People Identification, which aggregate into two reportable segments: ID Solutions and Workplace Safety. All named executive officers participate in an annual cash incentive plan, which is based on fiscal year financial results of the Company or a segment. Set forth below is a description of the fiscal 2016 financial measures for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total Company organic revenue	Total Company organic revenue is measured as total company sales from continuing operations, at actual exchange rates, excluding all acquired and divested sales. Total company organic revenue is also known as “core sales” and “base sales." Total Company organic revenue is reported quarterly and annually in the Company's 10-Q and 10-K SEC filings.	30%	Messrs. Nauman, Pearce and Bolognini
Pre-tax income	Pre-tax income is defined as total Company revenues from continuing operations at actual exchange rates minus total Company expenses for the cost of doing business before deducting income tax expense. Pre-tax income excludes certain non-routine expenses such as restructuring charges and income or loss from acquisitions or divestitures completed in fiscal 2016.	50%	Messrs. Nauman, Pearce and Bolognini
Segment organic revenue	Segment organic revenue is measured as segment customer sales from continuing operations, at budgeted exchange rates, excluding all acquired and divested sales.	30%	Messrs. Felmer and Shaller
Segment income from operations	Segment income from operations is measured as segment sales less the segment's cost of goods sold, selling expenses and expenses of continuing operations, at budgeted exchange rates, for the current year.	50%	Messrs. Felmer and Shaller
Fiscal year objectives	In fiscal 2016, the Company had seven fiscal year objectives that were established at the beginning of the fiscal year and viewed as critical to the execution of the Company's strategy. The amount funded depends on the number of fiscal year objectives achieved in fiscal 2016 at the total Company level.	20%	All NEOs

The achievement of the total Company organic revenue and profit thresholds for those named executive officers whose incentive is determined by those goals, and of the segment organic revenue and profit thresholds for those named executive officers whose incentive is determined by those goals, in combination with the fiscal year objectives as defined above, determines how much the annual bonus pool is funded. However, if the threshold fiscal year profit related growth goal is missed within an annual cash incentive plan, no annual bonus pool is funded for that plan, regardless of the final revenue and fiscal year objective goals achieved.

The NEOs individual contribution, in line with their annual performance rating, is used as a multiplier to determine what percentage of available bonus is earned and payable to him and can range from 0% to 150%.

Messrs. Nauman, Pearce and Bolognini
The cash incentive payable to Messrs. Nauman, Pearce and Bolognini for fiscal 2016 was based on total Company organic revenue, pre-tax income and achievement of the fiscal year objectives. We use organic revenue because we believe that the long-term value of our enterprise depends on our ability to grow revenue without regard for acquisitions. We use pre-tax income to focus on effectively managing our costs while growing our revenue and we use fiscal year objectives as these are critical to the execution of the Company's strategy.
For fiscal 2016, the total Company organic revenue threshold was not achieved. However, a bonus was funded for these named executive officers for the achievement of our pre-tax income and fiscal year objective goals. The multiplier for individual performance also applies. The threshold, target, maximum and actual payout amounts for Messrs. Nauman, Pearce and Bolognini were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2016 Actual Results
Organic Revenue (30%)(millions)	$1,130.7	$1,182.0	$1,221.7 or more	$1,120.6
Pre-Tax Income (50%)(millions)	$88.3	$111.0	$145.0 or more	$109.3
Fiscal Year Objectives (20%)	0%	100%	125%	118%
Individual Performance Multiplier	0%	100%	150%	Varies (1)
Fiscal 2016 Bonus Award				Actual Payout (% of Target)	Actual Payout (% of Salary)	Actual Payout ($)
J.M. Nauman	0%	100%	200%	76.3%	76.3%	$528,984
A.J. Pearce	0%	60%	120%	76.3%	45.8%	$144,113
L.T. Bolognini	0%	60%	120%	61.0%	36.6%	$122,143

(1) The named executive officer's individual contribution is used as a multiplier to determine what percentage of available bonus is earned and payable to him or her and can range from 0% to 150%. The individual performance multiplier used in the calculation of the final bonus payable to Messrs. Nauman, Pearce and Bolognini was 125%, 125% and 100%, respectively.
Messrs. Felmer and Shaller
The cash incentive payable to Mr. Felmer for fiscal 2016 was based on achievement of WPS segment organic revenue, WPS segment income from operations, and achievement of fiscal year objectives. The cash incentive payable to Mr. Shaller for fiscal 2016 was based on achievement of IDS segment organic revenue, IDS segment income from operations, and achievement of fiscal year objectives. We use segment organic revenue and segment income from operations goals because we believe they align Messrs. Felmer and Shaller to the management of sales and expenses directly within their control as the President-Workplace Safety, and President-Identification Solutions, respectively.

For fiscal 2016, the segment organic revenue thresholds for WPS and IDS were not achieved. However, a bonus was funded for Messrs. Felmer and Shaller for the achievement of segment income from operations and fiscal year objectives. The multiplier for individual performance also applies.
For 2016, the threshold, target, maximum and actual payout amounts for Mr. Felmer were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2016 Actual Results
WPS Segment Organic Revenue (30%)(millions)	$345.8	$363.0	$367.6 or more	$342.8
WPS Segment IFO (50%)(millions)	$53.2	$65.0	$70.0 or more	$59.6
Fiscal Year Objectives (20%)	0%	100%	125%	118%
Individual Performance Multiplier	0%	100%	150%	100%
Fiscal 2016 Bonus Award				Actual Payout (% of Target)	Actual Payout (% of Salary)	Actual Payout ($)
T.J. Felmer	0%	80%	160%	36.0%	28.8%	$111,438
For 2016, the threshold, target, maximum and actual payout amounts for Mr. Shaller were as follows:

Performance Measure (weighting)	Threshold	Target	Maximum	Fiscal 2016 Actual Results
IDS Segment Organic Revenue (30%)(millions)	$554.7	$580.0	$597.0 or more	$548.7
IDS Segment IFO (50%)(millions)	$108.5	$126.0	$140.0 or more	$126.8
Fiscal Year Objectives (20%)	0%	100%	125%	118%
Individual Performance Multiplier	0%	100%	150%	125%
Fiscal 2016 Bonus Award				Actual Payout (% of Target)	Actual Payout (% of Salary)	Actual Payout ($)
R.R. Shaller	0%	55%	110%	91.9%	50.5%	$171,806
The target annual cash incentive award that would be payable to each executive officer is calculated as a percentage of the officer's eligible compensation defined as base salary in effect during the fiscal year, pro-rated to reflect base salary adjustments throughout the fiscal year.
For fiscal 2016, the Committee reviewed the impact of unusual and unforeseen events on the payout of bonuses and determined that none would be considered in the calculation of bonus payouts. In general, the Committee regularly reviews and makes decisions on the impact of unusual events on a case-by-case basis and continually evaluates compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation.

Long-Term Equity Incentive Awards
The Company utilizes a variety of incentive vehicles including time-based stock options, performance-based RSUs (beginning in 2017) and time-based RSUs to attract, retain and motivate key employees who directly impact the long-term performance of the Company. The size and type of equity awards for executives other than the chief executive officer are determined annually by the Committee with input from the chief executive officer. With regard to the award size given to the chief executive officer, the Committee uses its discretion in combination with market competitive information obtained from Equilar, Inc. and advice from its independent compensation consultant.
For fiscal 2016, the Committee reviewed historical award sizes, median levels of equity awarded to similar positions at our peer companies and the estimated value of all proposed grants. The Committee then authorized fiscal 2016 awards consisting of a combination of time-based stock options and time-based RSUs
Time-based Stock Options: The annual grant of time-based stock options in fiscal 2016 was reviewed and approved by the Committee on September 9, 2015, with an effective grant date of September 25, 2015. The exercise price is the fair market value of the stock on the grant date, which was calculated as the average of the high and low stock price on that date. The time-based stock options generally vest one-third each year for the first three years and have a ten-year life.
Time-based RSUs: The annual grant of time-based RSUs for fiscal 2016 was reviewed and approved by the Committee on September 9, 2015, with an effective grant date of September 25, 2015. The grant date fair value was the fair market value of the stock on the date of grant, which was calculated as the average of the high and low stock price on that date. These time-based RSUs vest one-third each year for the first three years.
The following is a summary of the annual grant of time-based stock options and time-based RSUs made to our named executive officers on September 25, 2015:

Fiscal 2016 Annual Equity Grants

Named Officers	Number of Time-Based Stock Options	Grant Date Fair Value	Number of Time-Based RSUs	Grant Date Fair Value
J.M. Nauman	301,399	$1,466,668	36,741	$733,350
A.J. Pearce	51,375	250,001	12,526	250,019
L.T. Bolognini	33,394	162,502	8,142	162,514
T.J. Felmer	56,513	275,004	13,778	275,009
R.R. Shaller	46,238	225,003	11,273	225,009

Other Elements of Compensation
Health and Welfare Benefits: We provide subsidized health and welfare benefits which include medical, dental, life and accidental death or dismemberment insurance, disability insurance and paid time off. Executive officers are entitled to participate in our health and welfare plans on generally the same terms and conditions as other employees, subject to limitations under applicable law. In addition, the Company maintains a supplemental executive disability policy for executives. The supplemental disability policy provides for an additional 15% of compensation, up to a maximum additional benefit of $5,000 per month. Brady Corporation pays the premiums for these benefits; therefore, these benefits are taxable to the executive.
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
At least one year prior to termination of employment, the executive must elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an Annual Installment Method. If the executive does not submit an election form or has not submitted one timely, then payment shall be made each year for a period of five years. The first payment must be one-fifth of the balance held; the second one-fourth; and so on, with the balance held in the Rabbi Trust reduced by each payment. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of other assets are in cash.
Effective January 1, 2008, the Executive Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code. On February 17, 2011, the Executive Deferred Compensation Plan was amended and restated to revise and clarify certain Plan terms regarding the investment of amounts in the Brady Stock Fund. Amounts deferred prior to January 1, 2005 (which were fully vested under the terms of the plan), including past and future earnings credited thereon, will remain subject to the terms in place prior to January 1, 2005.
Perquisites: Brady provides the named executive officers with the following perquisites:

•	Financial planning and tax preparation;

•	Car allowance;

•	Long-term care insurance; and

•	Personal Liability Insurance

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
The Board of Directors has established the following stock ownership requirements for our named executive officers:

J.M. Nauman	5 times base salary
A.J. Pearce	3 times base salary
L.T. Bolognini	2 times base salary
T.J. Felmer	3 times base salary
R.R. Shaller	3 times base salary
The stock ownership requirement for each director is five times the annual retainer.

Our NEOs are expected to obtain the required ownership levels within five years and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of the equity award, until such time as they meet the requirements. All NEOs other than Mr. Bolognini, who is still within his five-year acquisition period, have achieved their respective ownership levels as of the end of fiscal 2016. If an executive does not meet the above ownership level within five years of becoming subject to the requirements, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required level, and the executive may not sell any shares, other than to cover tax withholding requirements associated with the exercise or vesting of the equity award, until such time as they meet the requirements.
The Committee reviews the actual stock ownership levels of each of the named executive officers on an annual basis to ensure the guidelines are met. For purposes of determining whether an executive meets the required ownership level, the values of Company stock owned outright, Company stock held in the Executive Deferred Compensation Plan, Company stock owned in the Employee 401(k) Plan or pension plan and time-based restricted stock or restricted stock units are included. In addition, the spread value of vested stock options that are “in the money” is also included. The value of performance-based restricted stock units are excluded from determining whether an executive meets the required ownership level.

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

Employment and Change of Control Agreements
In fiscal 2016, the Company did not have employment agreements with our executives. The Offer Letter entered into with Mr. Nauman on August 1, 2014, provides that he is deemed an at at-will employee, but will receive a severance benefit equal to two times the sum of his base salary and target bonus in the event his employment is terminated without cause or for good reason as described therein. The Offer Letter entered into with Mr. Shaller on June 22, 2015, provides that he is deemed an at at-will employee, but will receive a severance benefit equal to his base salary plus target bonus in the event his employment is terminated without cause or for good reason as described therein.
The Board of Directors of Brady Corporation approved change of control agreements for all of the NEOs of the Company. The agreements applicable to the covered named executive officers, other than Mr. Nauman, provide a payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation upon a change of control. Under the terms of the Change of Control Agreement with Mr. Nauman, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Nauman will receive two times his annual base salary, two times his target bonus, and the amount of his target bonus prorated based on when the termination occurs. The agreement for Mr. Felmer also provides for reimbursement of any excise taxes imposed and all of the agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be spread over two years.
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
Non-Compete/Non-Solicitation/Confidentiality
Since fiscal 2013, agreements memorializing equity awards under the Company's 2012 Omnibus Incentive Stock Plan have contained non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the NEOs, except Mr. Nauman, for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company or (ii) inducing or encouraging employees, vendors or clients of the Company to breach, modify or terminate relationships or agreements they had with the Company during the 24 month period prior to the recipient's termination of employment. Mr. Nauman's covenants provide for the same non-competition and non-solicitation terms generally, but extend the life of such covenants to 24 months after termination of employment with the Company.
Compliance with Tax Regulations Regarding Executive Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's chief executive officer or the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Committee will continue to review these tax regulations as they apply to the Company's executive compensation program. It is the Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time (with potentially retroactive effect), there is no certainty that compensation intended by the Committee to satisfy the requirements for deductibility under Section 162(m) will be deductible.

The Committee also considers it important to retain flexibility to design compensation programs, even where compensation payable under such programs may not be fully deductible, if such programs effectively recognize a full range of criteria important to the Company's success and result in a gain to the Company that would outweigh the limited negative tax effect.
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2016, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Harris, Ms. Bruno and Ms. Gioia, and Mr. Sirkin from November 18, 2015 to July 31, 2016. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.
Gary Balkema, Chairman
Elizabeth Bruno
Nancy Gioia
Frank Harris
Harold Sirkin

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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2016, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2016, July 31, 2015 and July 31, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Awards and RSUs ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
J.M. Nauman, President, CEO, & Director (5)	2016	$693,750	—	$733,350	$1,466,668	$528,984	$89,017	$3,511,769
	2015	649,039	—	2,287,151	893,282	—	86,716	3,916,188
A.J. Pearce, Senior VP & CFO (5)	2016	$315,000	$—	$250,019	$250,001	$144,113	$49,920	$1,009,053
	2015	290,121	—	540,982	238,212	—	43,418	1,112,733
L.T. Bolognini, Senior VP, General Counsel and Secretary	2016	$333,725	$—	$162,514	$162,502	$122,143	$52,220	$833,104
	2015	329,902	—	143,075	141,443	—	74,950	689,370
	2014	327,500	—	144,134	142,508	—	51,649	665,791
T.J. Felmer, Senior VP, President-Workplace Safety	2016	$386,937	—	$275,009	$275,004	$111,438	$62,934	$1,111,322
	2015	386,937	—	820,304	322,580	—	57,364	1,587,185
	2014	384,397	—	477,221	325,001	—	59,842	1,246,461
R.R. Shaller, Senior VP & President - Identification Solutions (5)(6)	2016	$340,000	$—	$225,009	$225,003	$171,806	$188,467	$1,150,285
	2015	26,154	115,000	524,590	—	—	1,749	667,493

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for restricted stock awards and restricted stock units ("RSUs"). The grant date fair value is calculated based on the number of shares of Class A Common Stock underlying the restricted stock awards and RSUs, times the average of the high and low trade prices of Class A Common Stock on the date of grant. The actual value of a restricted stock award or RSU will depend on the market value of the Class A Common Stock on the date the stock is sold.

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2016. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(3)	Reflects incentive plan compensation earned during the listed fiscal years, which was paid during the next fiscal year.

(4)
The amounts in this column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each named executive officer, use of a Company car or car allowance, and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include relocation assistance and annual allowances for financial and tax planning. Refer to the table below.

(5)	Fiscal 2015 was the first year during the terms of Messrs. Nauman, Pearce, and Shaller in which the criteria as a Named Executive Officer were met.

(6)	Mr. Shaller received a sign-on bonus of $115,000 in fiscal 2015 in conjunction with his appointment as Senior Vice President and President - Identification Solutions, effective June 22, 2015.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-Term Disability Insurance ($)	Relocation ($)	Other ($)	Total ($)
J.M. Nauman	2016	$54,808	$18,000	$1,087	$4,860	$4,311	$—	$5,951	$89,017
	2015	23,885	17,308	975	4,860	4,282	27,676	7,730	86,716
A.J. Pearce	2016	$24,606	$13,468	$505	$2,893	$2,800	$—	$5,648	$49,920
	2015	24,854	15,313	424	—	2,727	—	100	43,418
L.T. Bolognini	2016	$26,557	$11,799	$528	$3,946	$4,097	$—	$5,293	$52,220
	2015	25,428	14,997	520	3,946	4,116	25,443	500	74,950
	2014	24,462	16,201	763	4,274	—	—	5,949	51,649
T.J. Felmer	2016	$30,955	$18,000	$610	$3,737	$3,221	$—	$6,411	$62,934
	2015	30,955	18,000	747	3,737	3,225	—	700	57,364
	2014	30,505	20,159	1,102	4,048	4,028	—	—	59,842
R.R. Shaller	2016	$29,600	$18,000	$537	$3,427	$4,103	$127,244	$5,556	$188,467
	2015	—	1,383	—	—	91	275	—	1,749

Grants of Plan-Based Awards for 2016
The following table summarizes grants of plan-based awards made during fiscal 2016 to the named executive officers.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options	All Other Stock Awards: Number of Shares of Stock or Units	Exercise or Base Price of Stock or Option Awards	Grant Date Fair Value of Stock and Option Awards
Name			Threshold ($)	Target ($)	Maximum ($)	(#)	(#)	(2)	($)
J.M. Nauman			$—	$700,000	$1,400,000
	9/25/2015	9/9/2015				301,399		$19.96	$1,466,668
	9/25/2015	9/9/2015					36,741	19.96	733,350
A.J. Pearce			—	192,000	384,000
	9/25/2015	9/9/2015				51,375		19.96	250,001
	9/25/2015	9/9/2015					12,526	19.96	250,019
L.T. Bolognini			—	201,000	402,000
	9/25/2015	9/9/2015				33,394		19.96	162,502
	9/25/2015	9/9/2015					8,142	19.96	162,514
T.J. Felmer			—	309,550	619,100
	9/25/2015	9/9/2015				56,513		19.96	275,004
	9/25/2015	9/9/2015					13,778	19.96	275,009
R.R. Shaller			—	187,000	374,000
	9/25/2015	9/9/2015				46,238		19.96	225,003
	9/25/2015	9/9/2015					11,273	19.96	225,009

(1)
At its September 2015 meeting, the Management Development and Compensation Compensation Committee approved the values of the annual cash incentive award under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year. Payout levels can range from 0 to 200 percent of base salary.

(2)	The exercise price and base price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

Outstanding Equity Awards at 2016 Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)
J.M. Nauman	43,531	87,061	(1)	$22.66	9/25/2024
	—	301,399	(2)	19.96	9/25/2025
						53,668	(7)	$1,724,890
						26,584	(5)	854,410
						36,741	(6)	1,180,856

A.J. Pearce	5,000	—		$38.19	11/30/2016
	5,000	—		38.31	12/4/2017
	20,000	—		36.07	7/22/2018
	5,000	—		20.95	12/4/2018
	7,000	—		28.73	9/25/2019
	10,000	—		29.10	9/24/2020
	9,000	—		27.00	9/30/2021
	9,000	—		30.21	9/21/2022
	3,016	1,507	(3)	31.07	9/20/2023
	11,609	23,216	(1)	22.66	9/25/2024
	—	51,375	(2)	19.96	9/25/2025
						434	(4)	$13,949
						7,089	(5)	227,840
						10,953	(11)	352,029
						12,526	(6)	402,586

L.T. Bolognini	25,000			$34.64	1/7/2023
	9,899	4,949	(3)	31.07	9/20/2023
	6,893	13,785	(1)	22.66	9/25/2024
	—	33,394	(2)	19.96	9/25/2025
						1,546	(4)	$49,688
						4,209	(5)	135,277
						8,142	(6)	261,684

T.J. Felmer	25,000	—		$38.19	11/30/2016
	25,000	—		38.31	12/4/2017
	25,000	—		20.95	12/4/2018
	23,334			29.78	8/3/2019
	35,000	—		28.73	9/25/2019
	11,667	—		28.35	8/2/2020
	40,000	—		29.10	9/24/2020
	35,000	—		27.00	9/30/2021
	45,500	—		30.21	9/21/2022
	22,575	11,287	(3)	31.07	9/20/2023
	15,720	31,439	(1)	22.66	9/25/2024

	—	56,513	(2)	19.96	9/25/2025
						3,526	(4)	$113,326
						9,600	(5)	308,544
						3,333	(8)	107,123
						10,000	(9)	321,400
						13,778	(6)	442,825

R.R. Shaller	—	46,238	(2)	$19.96	9/25/2025
						16,793	(10)	$539,727
						11,273	(6)	362,314

(1)	One-half of the options vest on September 25, 2016, and the remaining options vest on September 25, 2017.

(2)	One-third of the options vest on September 25, 2016, one-third of the options vest on September 25, 2017, and one-third of the options vest on September 25, 2018.

(3)	The remaining options will vest on September 20, 2016.

(4)	This award represents time-based restricted stock units awarded on September 20, 2013, as part of the annual fiscal 2014 equity grant. The remaining units vest on September 20, 2016.

(5)
This award represents time-based restricted stock units awarded on September 25, 2014, as part of the annual fiscal 2015 equity grant. One-half of the units vest on September 25, 2016 and the remaining units vest on September 25, 2017.

(6)
This award represents time-based restricted stock units awarded on September 25, 2015, as part of the annual fiscal 2016 equity grant. One-third of the units vest on September 25, 2016, one-third of the units vest on September 25, 2017, and one-third of the units vest on September 25, 2018.

(7)
Mr. Nauman was awarded 53,668 shares of time-based restricted stock units on August 4, 2014, the effective date of his appointment as President, Chief Executive Officer, and Director of the Company. One-third of the units vest on August 4, 2017, one-third of the units vest on August 4, 2018, and one-third of the units vest on August 4, 2019.

(8)
Effective October 1, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock for retention purposes. One-half of the units vest on October 1, 2016, and the remaining units vest on October 1, 2017.

(9)
Effective November 28, 2014, Mr. Felmer was awarded 10,000 shares of time-based restricted stock for retention purposes. One-third of the units vest on November 28, 2017, one-third of the units vest on November 28, 2018, and one-third of the units vest on November 28, 2019.

(10)
Mr. Shaller was awarded 20,992 shares of time-based restricted stock units on June 22, 2015, the effective date of his appointment as Senior Vice President and President - Identification Solutions. One-fourth of the units vest on the second, third, fourth, and fifth anniversaries of the grant date, respectively.

(11)
Mr. Pearce was awarded 12,171 shares of time-based restricted stock units on July 15, 2015, for retention purposes. Twenty percent of the units vest on July 15, 2017, thirty percent of the units vest on July 15, 2018, and fourty percent of the units vest on July 15, 2019.

Option Exercises and Stock Vested for Fiscal 2016
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2016 to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J.M. Nauman	—	$—	13,292	$265,441
A.J. Pearce	—	—	5,197	118,863
L.T. Bolognini	—	—	3,651	73,714
T.J. Felmer	—	—	14,994	315,047
R.R. Shaller	—	—	4,199	130,305

Non-Qualified Deferred Compensation for Fiscal 2016
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2016 for the named executive officers.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
J.M. Nauman	$17,131	$33,608	$118	$—	$58,733
A.J. Pearce	32,985	3,046	46,577	—	530,421
L.T. Bolognini	2,627	5,255	1,591		22,933
T.J. Felmer	4,878	9,755	208,611	—	3,049,448
R.R. Shaller	1,846	1,600	5	—	3,452
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average bonus payment received over a three-year period prior to the date the change of control occurs. For Mr. Nauman, a multiplier of the target bonus amount in effect immediately prior to the date change of control applies instead of the average bonus payment received over the prior three-year period. For Mr. Felmer, the Company will also reimburse the executive for any excise tax incurred by the executive as a result of Section 280(g) of the Internal Revenue Code. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Nauman, Pearce, Bolognini and Shaller as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executive in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. No other employment agreements have been entered into between the Company and any of the named executive officers in fiscal year 2016.

Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.

•
The amounts shown in the tables assume that each named executive officer terminated employment on July 31, 2016. Accordingly, the tables reflect amounts earned as of July 31, 2016, and include estimates of amounts that would be paid to the named executive officer upon the termination or occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

J. Michael Nauman
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2016, and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,400,000	$1,400,000	$3,760,155	$4,496,378	$25,000	$11,081,533

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the target bonus amount in effect at July 31, 2016.

(3)	Represents the closing market price of $32.14 on 116,993 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $32.14 and the exercise price on 388,460 unvested, in-the-money stock options hat would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

The following table shows the amount payable assuming that the severance terms of Mr. Nauman's Offer Letter were triggered on July 31, 2016 and the named executive officer had to legally enforce the severance terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Total ($)
$1,400,000	$1,400,000	$1,724,890	$4,524,890

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the target bonus amount in effect at July 31, 2016.

(3)	Represents the closing market price of $32.14 on 53,668 unvested RSUs that would vest due to termination without cause.

Aaron J. Pearce
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2016, and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$640,000	—	$—	$996,404	$847,448	$25,000	$2,508,852

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the average bonus payment received in the last three fiscal year's ended July 31, 2016, 2015 and 2014.

(3)	Represents the closing market price of $32.14 on 31,002 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $32.14 and the exercise price on 76,098 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Louis T. Bolognini
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2016 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$670,000	—	$—	$446,650	$542,716	$25,000	$1,684,366

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the average bonus payment received in the last three fiscal year's ended July 31, 2016, 2015 and 2014.

(3)	Represents the closing market price of $32.14 on 13,897 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $32.14 and the exercise price on 52,128 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Thomas J. Felmer
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2016 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $ (3)	Stock Option Acceleration Gain $ (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
$773,874	$—	$1,293,217	$998,447	$—	$25,000	$3,090,538

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the average bonus payment received in the last three fiscal year's ended July 31, 2016, 2015 and 2014.

(3)	Represents the closing market price of $32.14 on 40,237 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $32.14 and the exercise price on 99,239 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Russell R. Shaller
The following table shows the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2016 and the named executive officer had to legally enforce the terms of the agreement.

Base Salary ($)(1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain $(3)	Stock Option Acceleration Gain $ (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$680,000	—	$—	$902,041	$438,336	$25,000	$2,045,377

(1)	Represents two times the base salary in effect at July 31, 2016.

(2)	Represents two times the average bonus payment received in the last three fiscal year's ended July 31, 2016, 2015 and 2014.

(3)	Represents the closing market price of $32.14 on 28,066 unvested RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $32.14 and the exercise price on 46,238 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

The following table shows the amount payable assuming that the severance terms of Mr. Shaller's Offer Letter were triggered on July 31, 2016 and the named executive officer had to legally enforce the severance terms of the agreement.

Base Salary ($)(1)	Bonus ($) (2)	Total ($)
$340,000	$187,000	$527,000

(1)	Represents one times the base salary in effect at July 31, 2016.

(2)	Represents one times the target bonus amount in effect at July 31, 2016.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2016.

Name	Unvested Restricted Stock Units as of July 31, 2016	Restricted Stock Unit Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2016	Stock Option Acceleration Gain $ (2)
J. Michael Nauman	116,993	$3,760,155	388,460	$4,496,378
A.J. Pearce	31,002	996,404	76,098	847,448
L.T. Bolognini	13,897	446,650	52,128	542,716
T.J. Felmer	40,237	1,293,217	99,239	998,447
R.R. Shaller	28,066	902,041	46,238	438,336

(1)	Represents the closing market price of $32.14 on unvested awards that would vest due to death or disability.

(2)	Represents the difference between the closing market price of $32.14 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.

Potential Payments Upon Termination Without Cause
In the event of termination without cause, as defined in the officer's Offer Letter or in the officer's equity agreements, as applicable, certain restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2016.

Name	Unvested Restricted Stock Units as of July 31, 2016	Restricted Stock Unit Acceleration Gain $ (1)
J. Michael Nauman	53,668	$1,724,890
A.J. Pearce	—	—
L.T. Bolognini	—	—
T.J. Felmer	3,333	107,123
R.R. Shaller	—	—

(1)	Represents the closing market price of $32.14 on unvested awards that would vest due to termination without cause.

Compensation of Directors

To ensure competitive compensation for the Directors, surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee, and they confer with the Board’s independent compensation consultant, Meridian Compensation Partners, in making recommendations to the Board of Directors regarding Director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board.

On September 10, 2015, based on the recommendation of Meridian Compensation Partners, the Board approved revisions in the compensation structure of Directors, which became effective following the 2015 Annual Meeting of Shareholders. In fiscal

2016, the annual cash retainer paid to non-management Directors was $60,000. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee Chair. These changes in compensation structure resulted in the discontinuance of meeting fees. In addition, non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board. No such fees were paid in fiscal year 2016.

In fiscal 2016, the Chair of the Board was paid an annual fee of $50,000, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Goodkind served as Lead Independent Director until August 2015, and beginning in September 2015, commenced service as Chair of the Board.

Under the terms of the Brady Corporation 2012 Omnibus Incentive Stock Plan, 5,500,000 shares of the Company's Class A Common Stock have been authorized for issuance, and the Board has full and final authority to designate the non-management Directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant. Commencing in fiscal 2017, equity awards will be granted under the Brady Corporation 2017 Omnibus Incentive Plan.

On September 9, 2015, the Board approved an annual stock-based compensation award of $83,000 in unrestricted shares of Class A Common Stock (having a grant date fair value of $19.96 per share), for each non-management Director, effective September 25, 2015, with the exception of Mr. Sirkin who received restricted stock units.

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

Director Compensation Table — Fiscal 2016

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$108,500	$—	$83,014	$191,514
Gary S. Balkema	112,000	—	83,014	195,014
Elizabeth P. Bruno	95,125	—	83,014	178,139
Nancy L. Gioia	95,625	—	83,014	178,639
Conrad G. Goodkind	153,250	—	83,014	236,264
Frank W. Harris	92,125	—	83,014	175,139
Bradley C. Richardson	111,875	—	83,014	194,889
Harold L. Sirkin	85,875	—	83,014	168,889

(1)
No stock options were awarded to non-management Directors in fiscal 2016. Outstanding option awards at July 31, 2016, for each individual who served as Director in fiscal 2016 include the following: Mr. Allender, 55,800; Mr. Balkema, 35,400; Ms. Bruno, 51,800; Ms. Gioia, 8,500; Mr. Goodkind, 55,800; Mr. Harris, 51,800; Mr. Richardson, 49,800; and Mr. Sirkin, 4,250 shares. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised, which cannot be forecasted with any accuracy.

(2)
With the exception of Mr. Sirkin, represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2016 as compensation for their services. For Mr. Sirkin, represents the fair value of shares of time-based restricted stock units of Class A Common Stock granted in fiscal 2016 as compensation for his services. The shares of unrestricted stock and restricted stock units granted to the non-management directors were valued at the average of the high and low market price of $19.96 on September 25, 2015. Outstanding unvested restricted stock units at July 31, 2016, totaled 5,609 units, all of which were held by Mr. Sirkin.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 2, 2016. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership(2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust(1) c/o Elizabeth Pungello Bruno 2002 S. Hawick Ct. Chapel Hill, NC 27516	1,769,304	50%

	William H. Brady III Living Trust dated November 1, 2013 (3)	1,769,304	50%
	c/o William H. Brady III 249 Rosemont Ave. Pasadena, CA 91103

(1)
The trustee is Elizabeth Pungello Bruno, who has sole voting and dispositive power and who is the remainder beneficiary. Elizabeth Bruno is the great-granddaughter of William H. Brady and currently serves on the Company’s Board of Directors.

(2)	An additional 20 shares are owned by a third trust with different trustees.

(3)
William H. Brady III is grantor of this revocable trust and shares voting and dispositive powers with respect to these shares with his co-trustee. William H. Brady III is the grandson of William H. Brady.

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director and Named Executive Officer individually and by all Directors and Officers of the Company as a group as of August 2, 2016. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth Pungello Bruno (1)	1,295,922	2.8%
	Thomas J. Felmer	412,980	0.9%
	J. Michael Nauman	220,085	0.5%
	Conrad G. Goodkind	162,390	0.3%
	Aaron J. Pearce	134,033	0.3%
	Patrick W. Allender (2)	118,867	0.3%
	Bradley C. Richardson	85,705	0.2%
	Frank W. Harris	80,688	0.2%
	Louis T. Bolognini	75,231	0.2%
	Gary S. Balkema	45,038	0.1%
	Russell R. Shaller	24,214	0.1%
	Nancy L. Gioia	12,978	*
	Harold L. Sirkin	4,417	*
	All Officers and Directors as a Group (16 persons)	2,883,586	6.1%

Class B Common Stock	Elizabeth Pungello Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Bruno’s holdings of Class A Common Stock include 806,296 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 70,530 shares owned by trusts in which she is a co-trustee. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Mr. Allender's holdings of Class A Common Stock include 20,000 shares owned by the Patrick and Deborah Allender Irrevocable Trust.

(3)
The amount shown for all officers and directors individually and as a group (16 persons) includes options to acquire a total of 1,216,505 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2016, including the following: Ms. Bruno, 50,384 shares; Mr. Felmer, 349,641; Mr. Nauman, 187,529 shares; Mr. Goodkind, 54,384 shares; Mr. Pearce, 114,865 shares; Mr. Allender, 54,384 shares; Mr. Richardson, 48,384 shares; Mr. Harris, 50,384 shares; Mr. Bolognini, 64,766 shares; Mr. Balkema, 33,984 shares; Mr. Shaller, 15,413 shares; Ms. Gioia, 5,668 shares; Mr. Sirkin, 1,417 shares; Mr. Curran, 146,799 shares; Mr. Meyer, 2,581 shares; and Ms. Nelligan, 35,922 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2016.

(4)
The amount shown for all officers and directors individually and as a group (16 persons) includes unvested restricted stock units to acquire 68,065 shares of Class A Common Stock, which will vest within 60 days of July 31, 2016, including the following: Mr. Felmer, 12,919 units; Mr. Nauman, 25,539 units; Mr. Pearce, 8,155 units; Mr. Bolognini, 6,365 units; Mr. Shaller, 3,758 units; Mr. Curran, 3,702 units; Mr. Meyer, 689 units; and Ms. Nelligan, 6,937 units. No unvested restricted stock units were held by directors which will vest within 60 days of July 31, 2016. It does not include other unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2016.

(5)
The amount shown for all officers and directors individually and as a group (16 persons) includes Class A Common Stock owned in deferred compensation plans totaling 160,858 shares of Class A Common Stock, including the following: Ms. Bruno, 2,486 shares; Mr. Felmer, 12,205 shares; Mr. Goodkind, 51,703 shares; Mr. Pearce, 3,486 shares; Mr. Allender, 44,483 shares; Mr. Richardson, 37,321 shares; Mr. Balkema, 9,054 shares; Mr. Nauman, 0 shares; Mr. Harris, 0 shares; Mr. Bolognini, 0 shares; Mr. Shaller, 0 shares; Ms. Gioia, 0 shares; and Mr. Sirkin, 0 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2016
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,387,087	$27.33	2,391,385
Equity compensation plans not approved by security holders	None	None	None
Total	4,387,087	$27.33	2,391,385
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

The Company granted 103,055 time-based RSUs in fiscal 2014, with a weighted average grant price and fair value of $30.99. Of the time-based RSUs granted in fiscal 2014, 8,198 units were forfeited in fiscal 2014, 26,147 units were forfeited in fiscal 2015, and 29,595 units forfeited in fiscal 2016. The Company granted 661,412 time-based RSUs in fiscal 2015, with a weighted average grant price and fair value of $24.28. Of the time-based RSUs granted in fiscal 2015, 23,241 units were forfeited in fiscal 2015 44,477 were forfeited in fiscal 2016. The Company granted 173,394 time-based RSUs in fiscal 2016, with a weighted average grant price and fair value of $20.07, of which 10,092 units have forfeited. As a result, as of July 31, 2015, 678.381 time-based RSUs were outstanding with a weighted average grant date fair value of $23.57.

Item 13. Certain Relationships, Related Transactions, and Director Independence
The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions are discussed at the Company’s quarterly disclosure committee meetings. In addition, pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transaction with the Company, if any. Furthermore, the Company’s Directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions.
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2016. After consideration of these factors, the Board concluded that none of the Directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2016, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 - Directors and Executive Officers of the Registrant for a discussion of Director independence.

Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2016 and 2015. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2016 and 2015.

	2016	2015
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees (1)	$1,966	$2,426
Tax fees — compliance	507	—
Subtotal audit, audit-related and tax compliance fees	2,473	2,426
Non-audit related
Tax fees — planning and advice	254	359
Subtotal non-audit related fees	254	359
Total fees	$2,727	$2,785

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2016	2015
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1 to 1	0.1 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2016 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 110 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
2.2	Share and Asset Purchase Agreement, dated as of February 24, 2014, by and among Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) (6)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2004 Omnibus Incentive Stock Plan, as amended (10)
*10.8	Form of Brady Corporation 2004 Nonqualified Stock Option Agreement under the 2004 Omnibus Incentive Stock Plan, as amended (13)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Brady Corporation 1997 Omnibus Incentive Stock Plan, as amended (10)
*10.13	Restricted Stock Unit Agreement, dated as of October 1, 2014, with Thomas J. Felmer (11)
*10.14	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin (14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Restricted Stock Unit Agreement, dated as of November 28, 2014, with Thomas J. Felmer (20)
*10.17	Change of Control Agreement, dated as of August 28, 2015, with Russell R. Shaller (21)
*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)
*10.20	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin (14)
*10.21	Restated Brady Corporation Restoration Plan (5)
*10.22	Change of Control Agreement, dated as of February 28, 2013, entered into with Louis T. Bolognini (30)
*10.23	Brady Corporation 2003 Omnibus Incentive Stock Plan, as amended (10)
*10.24	Employment Offer Letter, dated as of June 2, 2015, with Russell Shaller (38)

*10.25	Restricted Stock Unit Agreement, dated as of July 15, 2015, with Aaron J. Pearce (39)
10.26	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.27	Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Thomas J. Felmer (18)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.32	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.33	Restricted Stock Agreement, dated as of October 7, 2013, with Thomas J. Felmer (36)
*10.34	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (37)
*10.35	Restricted Stock Unit Agreement, dated as of August 4, 2014, with Thomas J. Felmer (9)
*10.36	Change of Control Agreement, dated as of March 3, 2014, with Helena R. Nelligan (37)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.42	Form of Fiscal 2013 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
*10.43	Form of Fiscal 2013 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
10.44
Credit Agreement, dated as of September 25, 2015, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and Bank of America, N.A., as L/C issuer and administrative agent (24)

*10.45	Employment Offer Letter, dated as of August 1, 2014, with J. Michael Nauman (35)
*10.46	Restricted Stock Unit Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.47	Change of Control Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.48	Form of Fiscal 2014 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.49	Form of Fiscal 2014 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.51	Form of Fiscal 2016 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (21)
*10.52	Form of Fiscal 2016 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (21)
*10.53	Form of Fiscal 2015 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)

*10.54	Form of Fiscal 2015 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.55	Form of Fiscal 2015 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.56	Restricted Stock Unit Agreement, dated as of June 22, 2015, with Russell R. Shaller
*10.57	Form of Fiscal 2015 Employee Retention Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan
*10.58	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.59	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (33)
*10.60	Form of Fiscal 2016 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (33)
*10.61	Form of Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (33)
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of J. Michael Nauman
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 2, 2014

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 18, 2014

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 25, 2015

(25)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 15, 2011

(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 7, 2012

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012

(32)	Incorporated by reference to Registrants Annual Report of Form 10-K for the fiscal year ended July 31, 2013

(33)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 12, 2016

(34)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2015

(35)	Incorporated by reference to Registrant's Current Report on Form 8-K filed August 4, 2014

(36)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013

(37)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014

(38)	Incorporated by reference to Registrant's Current Report on Form 8-K filed June 5, 2015

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2016	2015	2014
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$3,585	$3,069	$5,093
Additions — Charged to expense	1,904	1,954	779
Reclassified to continuing operations	—	—	31
Deductions — Bad debts written off, net of recoveries	(345)	(1,438)	(2,834)
Balances at end of period	$5,144	$3,585	$3,069
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$13,269	$12,259	$11,317
Additions — Charged to expense	4,950	3,017	3,100
Reclassified to continuing operations	—	—	461
Deductions — Inventory write-offs	(3,136)	(2,007)	(2,619)
Balances at end of period	$15,083	$13,269	$12,259
Valuation allowances against deferred tax assets:
Balances at beginning of period	$39,922	$37,409	$37,142
Additions during year	2,614	8,111	10,182
Deductions — Valuation allowances reversed/utilized	(4,544)	(5,598)	(9,915)
Balances at end of period	$37,992	$39,922	$37,409

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of September 2016.

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

Signature	Title
/s/ J. MICHAEL NAUMAN	President and Chief Executive Officer; Director
J. Michael Nauman	(Principal Executive Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ ELIZABETH PUNGELLO BRUNO
Elizabeth Pungello Bruno	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ HAROLD L. SIRKIN
Harold L. Sirkin	Director

*	Each of the above signatures is affixed as of September 15, 2016.