Form 10-Q
period 2016-10-31
BRADY CORP
filed 2016-11-16
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2016
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
As of November 14, 2016, there were 47,347,251 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2016	July 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,301	$141,228
Accounts receivable—net	145,831	147,333
Inventories:
Finished products	61,616	64,313
Work-in-process	16,971	16,678
Raw materials and supplies	18,815	18,436
Total inventories	97,402	99,427
Prepaid expenses and other current assets	20,392	19,436
Total current assets	429,926	407,424
Other assets:
Goodwill	424,345	429,871
Other intangible assets	57,590	59,806
Deferred income taxes	23,032	27,238
Other	15,550	17,181
Property, plant and equipment:
Cost:
Land	7,267	5,809
Buildings and improvements	95,288	95,355
Machinery and equipment	255,544	256,549
Construction in progress	2,093	2,842
	360,192	360,555
Less accumulated depreciation	260,368	258,111
Property, plant and equipment—net	99,824	102,444
Total	$1,050,267	$1,043,964
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$5,354	$4,928
Accounts payable	58,011	62,245
Wages and amounts withheld from employees	49,510	45,998
Taxes, other than income taxes	7,373	7,403
Accrued income taxes	3,219	6,136
Other current liabilities	42,031	40,017
Total current liabilities	165,498	166,727
Long-term obligations, less current maturities	210,608	211,982
Other liabilities	60,107	61,657
Total liabilities	436,213	440,366
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively, and outstanding 47,334,496 and 46,920,974 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	317,044	317,001
Earnings retained in the business	465,554	453,371
Treasury stock—3,926,991and 4,340,513 shares, respectively, of Class A nonvoting common stock, at cost	(97,840)	(108,714)
Accumulated other comprehensive loss	(66,914)	(54,745)
Other	(4,338)	(3,863)
Total stockholders’ investment	614,054	603,598
Total	$1,050,267	$1,043,964

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended October 31,
	(Unaudited)
	2016	2015
Net sales	$280,176	$283,073
Cost of products sold	139,818	143,724
Gross margin	140,358	139,349
Operating expenses:
Research and development	9,146	8,569
Selling, general and administrative	98,004	100,678
Total operating expenses	107,150	109,247
Operating income	33,208	30,102
Other expense:
Investment and other (expense) income	(489)	(759)
Interest expense	(1,732)	(2,151)
Earnings before income taxes	30,987	27,192
Income tax expense	8,434	8,489
Net earnings	$22,553	$18,703
Net earnings per Class A Nonvoting Common Share:
Basic	$0.45	$0.37
Diluted	$0.44	$0.37
Dividends	$0.21	$0.20
Net earnings per Class B Voting Common Share:
Basic	$0.43	$0.35
Diluted	$0.42	$0.35
Dividends	$0.19	$0.19
Weighted average common shares outstanding (in thousands):
Basic	50,634	51,029
Diluted	51,455	51,089
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2016	2015
Net earnings	$22,553	$18,703
Other comprehensive loss:
Foreign currency translation adjustments	(14,254)	(6,483)

Net investment hedge translation adjustments	4,021	871

Long-term intercompany loan translation adjustments	(837)	(1,424)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive loss	298	(260)
Reclassification adjustment for losses (gains) included in net earnings	405	(457)
	703	(717)
Pension and other post-retirement benefits:
Actuarial gain amortization	(136)	(161)
Prior service credit amortization	—	(622)
	(136)	(783)

Other comprehensive loss, before tax	(10,503)	(8,536)
Income tax (expense) benefit related to items of other comprehensive loss	(1,666)	144
Other comprehensive loss, net of tax	(12,169)	(8,392)
Comprehensive income	$10,384	$10,311
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2016	2015
Operating activities:
Net earnings	$22,553	$18,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,234	8,889
Non-cash portion of stock-based compensation expense	3,155	2,596
Deferred income taxes	2,027	726
Changes in operating assets and liabilities:
Accounts receivable	(680)	(3,342)
Inventories	1,197	1,368
Prepaid expenses and other assets	(1,170)	(3,081)
Accounts payable and accrued liabilities	2,546	2,402
Income taxes	(2,869)	2,109
Net cash provided by operating activities	33,993	30,370

Investing activities:
Purchases of property, plant and equipment	(3,959)	(2,334)
Other	1,511	1,539
Net cash used in investing activities	(2,448)	(795)

Financing activities:
Payment of dividends	(10,370)	(10,183)
Proceeds from exercise of stock options	8,813	—
Purchase of treasury stock	—	(16,160)
Proceeds (repayments) from borrowing on credit facilities	426	(2,738)
Debt issuance costs	—	(803)
Income tax on equity-based compensation, and other	(1,232)	(1,007)
Net cash used in financing activities	(2,363)	(30,891)

Effect of exchange rate changes on cash	(4,109)	(2,566)

Net increase (decrease) in cash and cash equivalents	25,073	(3,882)
Cash and cash equivalents, beginning of period	141,228	114,492

Cash and cash equivalents, end of period	$166,301	$110,610

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2016
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2016 and July 31, 2016, its results of operations and comprehensive income for the three months ended October 31, 2016 and 2015, and cash flows for the three months ended October 31, 2016 and 2015. The consolidated balance sheet as of July 31, 2016 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2016.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2016, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2016	$384,529	$45,342	$429,871
Translation adjustments	(4,805)	(721)	(5,526)
Realignment of businesses between segments	2,490	(2,490)	—
Balance as of October 31, 2016	$382,214	$42,131	$424,345

Goodwill at October 31, 2016 and July 31, 2016 included $118,637 and $209,392 of accumulated impairment losses within the ID Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the three months ended October 31, 2016.

As further discussed in Note E - Segment Information, the Company realigned certain businesses between the WPS and IDS reportable segments effective August 1, 2016.  In accordance with ASC 350, "Intangibles - Goodwill and Other," the Company completed a relative fair value calculation of the businesses that were realigned and moved the corresponding balance of $2,490 goodwill between the two reportable segments.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2016				July 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,245	$(11,146)	$1,099	5	$12,252	$(11,063)	$1,189
Trademarks and other	5	14,019	(13,704)	315	5	14,359	(13,709)	650
Customer relationships	7	134,472	(101,295)	33,177	7	135,795	(100,830)	34,965
Non-compete agreements and other	4	9,129	(9,121)	8	4	9,153	(9,142)	11
Unamortized other intangible assets:
Trademarks	N/A	22,991	—	22,991	N/A	22,991	—	22,991
Total		$192,856	$(135,266)	$57,590		$194,550	$(134,744)	$59,806
The decrease in the gross carrying amount of other intangible assets as of October 31, 2016 compared to July 31, 2016 was due to the effects of currency fluctuations during the three-month period.
The gross carrying amount of goodwill and other intangible assets in the Condensed Consolidated Balance Sheets at October 31, 2016 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and October 31, 2016.
Amortization expense on intangible assets was $1,895 and $2,633 for the three months ended October 31, 2016 and 2015, respectively. The amortization over each of the next five fiscal years is projected to be $7,238, $6,551, $6,283, $5,789 and $5,743 for the fiscal years ending July 31, 2017, 2018, 2019, 2020 and 2021, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2016:

	Gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
Other comprehensive income (loss) before reclassification	328	—	(12,608)	(12,280)
Amounts reclassified from accumulated other comprehensive loss	247	(136)	—	111
Ending balance, October 31, 2016	$(282)	$2,100	$(68,732)	$(66,914)
The increase in the accumulated other comprehensive loss as of October 31, 2016 compared to July 31, 2016 was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $111 in amounts reclassified from accumulated other comprehensive loss, the $247 loss on cash flow hedges was reclassified into cost of goods sold and the $136 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2016.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2015 were as follows:

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
The increase in accumulated other comprehensive loss as of October 31, 2015 compared to July 31, 2015 was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,062 in amounts reclassified from accumulated other comprehensive loss, the $279 gain on cash flow hedges was reclassified into cost of goods sold and the $783 gain on post-retirement plans was reclassified into SG&A on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2015.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive loss for the three months ended October 31, 2016 and 2015:

	Three months ended October 31,
	2016	2015
Income tax (expense) benefit related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(1,568)	$(340)
Cash flow hedges	(128)	499
Other income tax adjustments and currency translation	30	(15)
Income tax (expense) benefit related to items of other comprehensive loss	$(1,666)	$144
NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2016	2015
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$22,553	$18,703
Less:
Preferential dividends	(788)	(783)
Preferential dividends on dilutive stock options	(14)	(1)
Numerator for basic and diluted earnings per Class B Voting Common Share	$21,751	$17,919
Denominator: (in thousands)
Denominator for basic earnings for both Class A and Class B	50,634	51,029
Plus: Effect of dilutive stock options	821	60
Denominator for diluted earnings per share for both Class A and Class B	51,455	51,089
Net earnings per Class A Nonvoting Common Share:
Basic	$0.45	$0.37
Diluted	$0.44	$0.37
Net earnings per Class B Voting Common Share:
Basic	$0.43	$0.35
Diluted	$0.42	$0.35

Options to purchase approximately 772,334 and 4,172,000 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2016 and 2015, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment.
Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Prior to August 1, 2016, certain administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest Expense, investment and other income (expense), income taxes, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.
Also effective August 1, 2016, the Company realigned certain businesses between the WPS and IDS reportable segments, resulting in increased revenues and segment profit in the IDS segment and equal and offsetting declines in revenues and segment profit in the WPS segment. The Company's accompanying segment information has been restated to reflect the change in measurement of segment profit and loss and the realignment of businesses.
The following is a summary of segment information for the three months ended October 31, 2016 and 2015:

	Three months ended October 31,
	2016	2015
Sales to External Customers:
ID Solutions	$201,264	$201,020
Workplace Safety	78,912	82,053
Total Company	$280,176	$283,073
Segment Profit:
ID Solutions	$33,068	$25,431
Workplace Safety	6,450	9,382
Total Company	$39,518	$34,813
The following is a reconciliation of segment profit to earnings before income taxes for the three months ended October 31, 2016 and 2015:

	Three months ended October 31,
	2016	2015
Total profit from reportable segments	$39,518	$34,813
Unallocated amounts:
Administrative costs	(6,310)	(4,711)
Investment and other (expense) income	(489)	(759)
Interest expense	(1,732)	(2,151)
Earnings before income taxes	$30,987	$27,192

NOTE F – Stock-Based Compensation
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units ("RSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. Certain awards may be subject to pre-established performance goals.
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
Restricted shares and RSUs issued under the plan have an issuance price equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan generally vest at the end of a three-year service period provided certain company financial performance metrics are met.
As of October 31, 2016, the Company has reserved 4,384,814 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 4,466,805 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2016 and 2015, was $3,155 ($1,957 net of taxes) and $2,596 ($1,609 net of taxes), respectively.
As of October 31, 2016, total unrecognized compensation cost related to stock-based compensation awards was $19,450 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.5 years.
The Company has estimated the fair value of its service-based stock option awards granted during the three months ended October 31, 2016 and 2015, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2016	2015
Expected term (in years)	6.11	6.12
Expected volatility	29.43%	28.59%
Expected dividend yield	2.70%	2.59%
Risk-free interest rate	1.26%	1.64%
Weighted-average market value of underlying stock at grant date	$35.14	$19.97
Weighted-average exercise price	$35.14	$19.97
Weighted-average fair value of options granted during the period	$7.56	$4.58

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2016 is presented below:

Service-Based Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2016	3,708,706	$27.33
New grants	376,924	35.14
Exercised	(337,300)	26.13
Forfeited or expired	(51,548)	25.23
Outstanding at October 31, 2016	3,696,782	$28.26	5.9	$20,600
Exercisable at October 31, 2016	2,616,609	$29.31	4.5	$12,069

There were 2,616,609 and 2,923,276 options exercisable with a weighted average exercise price of $29.31 and $30.32 at October 31, 2016 and 2015, respectively. The total fair value of stock options vested during the three months ended October 31, 2016 and 2015, was $2,794 and $2,964, respectively.

The cash received from the exercise of options and the tax benefit on these options during the three months ended October 31, 2016 was $8,813 and $1,100, respectively. The total intrinsic value of options exercised during the three months ended October 31, 2016, based upon the average market price at the time of exercise during the period, was $2,894. No options were exercised during the three months ended October 31, 2015.

The following tables summarize the RSU activity under the Company's share-based compensation plans for the three months ended October 31, 2016:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	678,381	$23.57
New grants	91,486	35.14
Vested	(106,380)	22.50
Forfeited	(33,661)	24.46
Outstanding at October 31, 2016	629,826	$25.39
The service-based RSUs granted during the three months ended October 31, 2015 had a weighted-average grant date fair value of $19.98. The total fair value of service-based RSUs vested during the three months ended October 31, 2016 and 2015, was $5,079 and $1,419, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	—	$—
New grants	58,206	32.03
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2016	58,206	$32.03
No performance-based RSUs were granted during the three months ended October 31, 2015. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at October 31, 2016 and expected to vest was $22,774.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2016 and July 31, 2016, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2016
Trading securities	$13,945	$—	$13,945	Other assets
Foreign exchange contracts	—	1,132	1,132	Prepaid expenses and other current assets
Total Assets	$13,945	$1,132	$15,077
Foreign exchange contracts	$—	$628	$628	Other current liabilities
Total Liabilities	$—	$628	$628
July 31, 2016
Trading securities	$13,834	$—	$13,834	Other assets
Foreign exchange contracts	—	2,138	2,138	Prepaid expenses and other current assets
Total Assets	$13,834	$2,138	$15,972
Foreign exchange contracts	$—	$738	$738	Other current liabilities
Total Liabilities	$—	$738	$738
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2016 and July 31, 2016. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2016 or July 31, 2016.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $217,842 and $218,977 at October 31, 2016 and July 31, 2016, respectively, as compared to the carrying value of $210,608 and $211,982 at October 31, 2016 and July 31, 2016, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2016 and July 31, 2016, the notional amount of outstanding forward exchange contracts was $148,769 and $186,093, respectively.
The Company hedges a portion of known exposures using forward exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Mexican Peso, Australian dollar, Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2016 and 2015, unrealized losses of $58 and $420 were included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2016 and 2015, the Company reclassified losses of $405 and gains of $457 from OCI into earnings, respectively. At October 31, 2016, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $25,915, including contracts to sell Euros, Canadian dollars, Australian dollars, British Pounds and U.S. dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At October 31, 2016, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three months ended October 31, 2016 and 2015, the Company recognized losses of $1,733 and $413, respectively, in “Investment and other (expense) income” on the Condensed Consolidated Statements of Earnings related to non-designated hedges.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2016		July 31, 2016		October 31, 2016		July 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$507	Prepaid expenses and other current assets	$265	Other current liabilities	$519	Other current liabilities	$670
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	112,866	Long term obligations, less current maturities	116,888
Total derivatives designated as hedging instruments		$507		$265		$113,385		$117,558
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$1,132	Prepaid expenses and other current assets	$1,873	Other current liabilities	$628	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$1,132		$1,873		$628		$68
NOTE I — New Accounting Pronouncements
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

NOTE J — Subsequent Events
On November 9, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2050 per share payable on January 31, 2017, to shareholders of record at the close of business on January 10, 2017.

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
The Company is targeting the following key initiatives in fiscal 2017:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Performing comprehensive product reviews to optimize our product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2016 and 2015 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2016	% Sales	2015	% Sales
Net Sales	$280,176		$283,073
Gross Margin	140,358	50.1%	139,349	49.2%
Operating Expenses:
Research and Development	9,146	3.3%	8,569	3.0%
Selling, General and Administrative	98,004	35.0%	100,678	35.6%
Total operating expenses	107,150	38.2%	109,247	38.6%
Operating Income	$33,208	11.9%	$30,102	10.6%

Sales for the three months ended October 31, 2016 decreased 1.0% to $280.2 million, compared to $283.1 million in the same period of the prior year. The decrease in sales consisted of an organic sales decline of 0.2% and a negative foreign currency impact of 0.8%, due to the strengthening of the U.S. dollar against certain other major currencies as compared to the same period in the prior year. Organic sales grew by 0.7% in the IDS segment and declined 2.5% in the WPS segment during three months ended October 31, 2016, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, People ID, and Healthcare ID product lines, partially offset by sales declines in the Safety and Facility ID product line. Traditional catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.

Gross margin for the three months ended October 31, 2016 increased 0.7% to $140.4 million, compared to $139.3 million in the same period of the prior year. As a percentage of sales, gross margin increased to 50.1% for the three months ended October 31, 2016, from 49.2% in the same period of the prior year. The increase in gross margin was primarily due to our on-going efforts to streamline manufacturing processes and drive operational efficiencies in production facilities. These efforts resulted in reduced freight, supplies and labor costs as well as improvements in excess inventory and scrap charges compared to the same period in the prior year.

Research and development (“R&D”) for the three months ended October 31, 2016 increased 6.7% to $9.1 million, compared to $8.6 million in the same period of the prior year. As a percentage of sales, R&D expenses were 3.3% for the three months ended October 31, 2016, compared to 3.0% in the same period of the prior year. The increase in R&D expenses was primarily due to enhanced investments in new product development within the IDS segment.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, informational technology, human resources, and other administrative expenses. SG&A decreased 2.7% to $98.0 million for the three months ended October 31, 2016, compared to $100.7 million in the same period of the prior year. As a percentage of sales, SG&A was 35.0% for the three months ended October 31, 2016, compared to 35.6% in the same period of the prior year. The decline was primarily due to reduced selling expenses, reflecting efficiency gains, and continued efforts to control general and administrative costs, which were partially offset by an increase in incentive-based compensation.
Operating income was $33.2 million and $30.1 million for three months ended October 31, 2016 and 2015, respectively. The increase was primarily due to increased gross margins and reduced selling expense primarily in the IDS segment, as well as reduced general and administrative expense in the WPS segment. The increase to operating income compared to the same period in the prior year was partially offset by the negative impact of foreign currency fluctuations and higher R&D expense.

OPERATING INCOME TO NET EARNINGS

	Three months ended October 31,
(Dollars in thousands)	2016	% Sales	2015	% Sales
Operating income	$33,208	11.9%	$30,102	10.6%
Other expense:
Investment and other (expense) income	(489)	(0.2)%	(759)	(0.3)%
Interest expense	(1,732)	(0.6)%	(2,151)	(0.8)%
Earnings before income tax	30,987	11.1%	27,192	9.6%
Income tax expense	8,434	3.0%	8,489	3.0%
Net earnings	$22,553	8.0%	$18,703	6.6%

Investment and other (expense) income was $0.5 million for the three months ended October 31, 2016, compared to an expense of $0.8 million for the same period in the prior year. For the three month period, the decrease was primarily due to the decline in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $1.7 million for the three months ended October 31, 2016, from $2.2 million for the same period in the prior year. This decrease was due to a reduction in the weighted average interest rate on the Company's debt along with a reduction in the Company's outstanding debt balances.

The Company’s income tax rate was 27.2% for the three months ended October 31, 2016, compared to 31.2% for the three months ended October 31, 2015. The decrease in the income tax rate from the first quarter of fiscal 2016 to the first quarter of fiscal 2017 was primarily due to a higher than normal tax rate in the prior year as the R&D tax credit had not yet been extended which increased the tax rate. The tax rate of 27.2% during the three months ended October 31, 2016 is consistent with our anticipated annual tax rate ranging from 27% to 29%.

Business Segment Operating Results

The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment.
Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Prior to August 1, 2016, certain administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest Expense, investment and other income (expense), income taxes, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.
Also effective August 1, 2016, the Company realigned certain businesses between the WPS and IDS reportable segments, resulting in increased revenues and segment profit in the IDS segment and equal and offsetting declines in revenues and segment profit in the WPS segment. The Company's accompanying segment information has been restated to reflect the change in measurement of segment profit and loss and the realignment of businesses.

The following is a summary of segment information for the three months ended October 31, 2016 and 2015:

	Three months ended October 31,
(Dollars in thousands)	2016	2015
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$201,264	$201,020
Workplace Safety	78,912	82,053
Total	$280,176	$283,073
SALES GROWTH INFORMATION
ID Solutions
Organic	0.7%	(2.2)%
Currency	(0.6)%	(5.4)%
Total	0.1%	(7.6)%
Workplace Safety
Organic	(2.5)%	(2.2)%
Currency	(1.3)%	(9.8)%
Total	(3.8)%	(12.0)%
Total Company
Organic	(0.2)%	(2.2)%
Currency	(0.8)%	(6.6)%
Total	(1.0)%	(8.8)%
SEGMENT PROFIT
ID Solutions	$33,068	$25,431
Workplace Safety	6,450	9,382
Total	$39,518	$34,813
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	16.4%	12.7%
Workplace Safety	8.2%	11.4%
Total	14.1%	12.3%

The following is a reconciliation of segment profit to earnings before income taxes for the three months ended October 31, 2016 and 2015:

	Three months ended October 31,
	2016	2015
Total profit from reportable segments	$39,518	$34,813
Unallocated amounts:
Administrative costs	(6,310)	(4,711)
Investment and other expense	(489)	(759)
Interest expense	(1,732)	(2,151)
Earnings before income taxes	$30,987	$27,192

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales increased 0.1% to $201.3 million for the three months ended October 31, 2016, compared to $201.0 million in the same period in the prior year. Organic sales increased 0.7% and foreign currency fluctuations decreased sales by 0.6% for the three months ended October 31, 2016, compared to the same period in the prior year.

Organic sales in the Americas grew in the low-single digits for the three months ended October 31, 2016, as compared to the same period in the prior year. The IDS Americas region realized organic sales growth in the People ID and Healthcare ID product lines, which were partially offset by organic sales declines in the Safety and Facility ID and Product ID product lines. In addition, we realized mid-single digit sales growth in Brazil following an extended period of sales declines within the country.

Organic sales in Europe declined in the low-single digits for the three months ended October 31, 2016, as compared to the same period in the prior year. The region experienced an organic sales decline in the Safety and Facility ID product line, which was partially offset by organic sales growth in the Product ID and Wire ID product lines. Organic sales growth in western Europe was partially offset by organic sales declines in emerging markets due to weak demand in the oil and gas industries.

Organic sales in Asia grew in the mid-single digits for the three months ended October 31, 2016, as compared to the same period in the prior year. The IDS Asia region had organic sales growth in the Product ID and Wire ID product lines, which was partially offset by an organic sales decline in the Safety and Facility ID product line. The Japan and India businesses within the region experienced double digit organic sales growth due to positive sales trends from new product launches and strong demand for products within targeted markets. Sales growth in the region was partially offset by organic sales declines in China due to continued weak demand in the consumer electronics and manufacturing sectors.

Segment profit increased 30.0% to $33.1 million for the three months ended October 31, 2016, compared to $25.4 million in the same period of the prior year. As a percentage of sales, segment profit was 16.4% for the three months ended October 31, 2016, compared to 12.7% in the same period of the prior year. The increase in segment profit was primarily driven by operational efficiencies in our manufacturing processes in the Americas and Europe.
Workplace Safety
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 3.8% to $78.9 million from $82.1 million for the three months ended October 31, 2016 and 2015, respectively. Organic sales decreased 2.5% and foreign currency fluctuations decreased sales by 1.3% due to the strengthening of the U.S. dollar against certain other major currencies as compared to the same period in the prior year.

Europe realized mid-single digit organic sales growth for the three months ended October 31, 2016, compared to the same period in the prior year. This growth was driven primarily by Germany, France, and Belgium due to improvements in website functionality and key account management. We experienced double-digit growth in digital sales and essentially flat sales through the traditional catalog channel during the three months ended October 31, 2016, compared to the same period in the prior year.

Organic sales in the Americas declined in the high-single digits for the three months ended October 31, 2016, compared to the same period in the prior year. This decrease was primarily due to reduced demand in industrial end markets and a decrease in sales through both digital and traditional catalog channels.

Organic sales in Australia declined in the high-single digits for the three months ended October 31, 2016, as compared to the same period of the prior year. The decrease in the Australian business was due to its higher concentration in industries that are experiencing economic challenges, which include manufacturing and mining production. We continue to focus on enhancing our expertise in these industries to drive sales growth as well as addressing our cost structure to improve profitability.

Segment profit decreased to $6.5 million for the three months ended October 31, 2016, compared to $9.4 million in the same period of the prior year. As a percentage of sales, segment profit decreased to 8.2% for the three months ended October 31, 2016, compared to 11.4% in the same period of the prior year. The decrease in segment profit was primarily due to the decline in sales and digital price transparency, which were partially offset by reduced general and administrative expenses.

Financial Condition

Cash and cash equivalents were $166.3 million at October 31, 2016, an increase of $25.1 million from July 31, 2016. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$33,993	$30,370
Investing activities	(2,448)	(795)
Financing activities	(2,363)	(30,891)
Effect of exchange rate changes on cash	(4,109)	(2,566)
Net increase (decrease) in cash and cash equivalents	$25,073	$(3,882)

Net cash provided by operating activities was $34.0 million for the three months ended October 31, 2016, compared to $30.4 million in the same period of the prior year. The increase in cash provided by operating activities of $3.6 million was due primarily to an increase in net earnings.

Net cash used in investing activities was $2.4 million for the three months ended October 31, 2016, compared to $0.8 million used in the same period of the prior year. The increase in cash used in investing activities was due primarily to an increase in capital expenditures of $1.6 million due to the purchase of manufacturing equipment and facility upgrades in the United States and Europe.

Net cash used in financing activities was $2.4 million during the three months ended October 31, 2016, compared to $30.9 million in the same period of the prior year. The decrease in cash used in financing activities was primarily due to $16.2 million of cash used in share repurchases in the prior year, and $8.8 million in proceeds from the issuance of common stock from stock option exercises in the current year.

The effect of fluctuations in exchange rates decreased cash balances by $4.1 million primarily due to cash balances held in currencies that depreciated against the U.S. dollar during three months ended October 31, 2016.
During fiscal 2007, the Company completed a private placement note issuance totaling $150 million in ten-year fixed rate notes to institutional investors at a interest rate of 5.33%. The notes must be repaid equally over seven years, with the final payment due in fiscal 2017, with interest payable on the notes due semiannually. The notes have certain prepayment penalties for repaying them prior to the maturity date.

On May 13, 2010, the Company completed a private placement of €75 million aggregate principal amount of senior unsecured notes to institutional investors. The €75 million of senior notes consists of €30 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. The notes have certain prepayment penalties for repaying them prior to maturity. The Company intends to utilize our revolving credit facility to fund private placement principal payments due during the fiscal year ended July 31, 2017, and therefore the maturities are included in "Long-term obligations, less current maturities" on the Consolidated Balance Sheets as of October 31, 2016.

On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. The outstanding balance on the revolving loan agreement was $112 million at both October 31, 2016 and July 31, 2016. The Company also had letters of credit outstanding under the loan agreement of $4.1 million as of October 31, 2016 and there was $183.9 million available for future borrowing, which can be increased to $333.9 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the Consolidated Balance Sheets.
The Company has two multi-currency lines of credit in China with capacity of $10,000 each. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. During the three months ended October 31, 2016, the Company borrowed an additional $0.4 million on this multi-currency line of credit. As of October 31, 2016, the aggregate outstanding balance of these lines was $5.3 million and there was $14.7 million available for future borrowing under these facilities. Due to the short-term nature of these credit facilities, the borrowings are classified as "Notes payable" within current liabilities on the Consolidated Balance Sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2016, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 1.4 to 1.0 and the interest expense coverage ratio equal to 21.5 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2016, approximately 98% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months. Although we believe these sources of cash are currently sufficient to fund our domestic operations, our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges.

Subsequent Events
On November 9, 2016, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2050 per share payable on January 31, 2017, to shareholders of record at the close of business on January 10, 2017.
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

Forward-Looking Statements
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, earnings, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.
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

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of the Form 10-K filed with the SEC on September 15, 2016.

These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2016. There has been no material change in this information since July 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President & Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

SIGNATURES

BRADY CORPORATION

Date: November 16, 2016	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2016	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)