Form 10-Q
period 2017-01-31
BRADY CORP
filed 2017-02-23
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2017
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
As of February 21, 2017, there were 47,615,579 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Unaudited)

	January 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$125,208	$141,228
Accounts receivable—net	140,018	147,333
Inventories:
Finished products	60,642	64,313
Work-in-process	17,029	16,678
Raw materials and supplies	19,737	18,436
Total inventories	97,408	99,427
Prepaid expenses and other current assets	19,051	19,436
Total current assets	381,685	407,424
Other assets:
Goodwill	424,857	429,871
Other intangible assets	55,980	59,806
Deferred income taxes	27,403	27,238
Other	16,327	17,181
Property, plant and equipment:
Cost:
Land	7,272	5,809
Buildings and improvements	94,542	95,355
Machinery and equipment	254,688	256,549
Construction in progress	3,168	2,842
	359,670	360,555
Less accumulated depreciation	262,786	258,111
Property, plant and equipment—net	96,884	102,444
Total	$1,003,136	$1,043,964
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$5,691	$4,928
Accounts payable	58,515	62,245
Wages and amounts withheld from employees	39,157	45,998
Taxes, other than income taxes	6,617	7,403
Accrued income taxes	2,011	6,136
Other current liabilities	38,210	40,017
Total current liabilities	150,201	166,727
Long-term obligations, less current maturities	157,223	211,982
Other liabilities	60,820	61,657
Total liabilities	368,244	440,366
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,594,684 and 46,920,974 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	317,587	317,001
Earnings retained in the business	480,368	453,371
Treasury stock—3,666,803 and 4,340,513 shares, respectively of Class A nonvoting common stock, at cost	(90,998)	(108,714)
Accumulated other comprehensive loss	(68,214)	(54,745)
Other	(4,399)	(3,863)
Total stockholders’ investment	634,892	603,598
Total	$1,003,136	$1,043,964

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Net sales	$268,001	$268,630	$548,177	$551,703
Cost of products sold	133,843	135,738	273,661	279,462
Gross margin	134,158	132,892	274,516	272,241
Operating expenses:
Research and development	9,481	9,097	18,627	17,666
Selling, general and administrative	94,715	100,206	192,719	200,884
Total operating expenses	104,196	109,303	211,346	218,550
Operating income	29,962	23,589	63,170	53,691
Other income (expense):
Investment and other income (expense)	596	(992)	107	(1,751)
Interest expense	(1,458)	(2,130)	(3,190)	(4,281)
Earnings before income taxes	29,100	20,467	60,087	47,659
Income tax expense	3,803	5,177	12,237	13,666
Net earnings	$25,297	$15,290	$47,850	$33,993
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.30	$0.94	$0.67
Diluted	$0.49	$0.30	$0.93	$0.67
Dividends	$0.21	$0.20	$0.41	$0.41
Net earnings per Class B Voting Common Share:
Basic	$0.50	$0.30	$0.93	$0.65
Diluted	$0.49	$0.30	$0.91	$0.65
Dividends	$0.21	$0.20	$0.39	$0.39
Weighted average common shares outstanding (in thousands):
Basic	51,054	50,527	50,844	50,778
Diluted	51,954	50,647	51,721	50,868
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Net earnings	$25,297	$15,290	$47,850	$33,993
Other comprehensive loss:
Foreign currency translation adjustments	(2,292)	(7,463)	(16,546)	(13,946)

Net investment hedge translation adjustments	1,426	2,671	5,448	3,542

Long-term intercompany loan translation adjustments	558	(2,396)	(279)	(3,820)

Cash flow hedges:
Net loss recognized in other comprehensive loss	(403)	(302)	(106)	(562)
Reclassification adjustment for losses (gains) included in net earnings	10	115	415	(342)
	(393)	(187)	309	(904)
Pension and other post-retirement benefits:
Net gain recognized in other comprehensive loss	72	—	72	—
Actuarial gain amortization	(136)	(161)	(272)	(323)
Prior service credit amortization	—	(414)	—	(1,035)
	(64)	(575)	(200)	(1,358)

Other comprehensive loss, before tax	(765)	(7,950)	(11,268)	(16,486)
Income tax expense related to items of other comprehensive loss	(535)	(979)	(2,201)	(835)
Other comprehensive loss, net of tax	(1,300)	(8,929)	(13,469)	(17,321)
Comprehensive income	$23,997	$6,361	$34,381	$16,672
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2017	2016
Operating activities:
Net earnings	$47,850	$33,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,102	17,502
Stock-based compensation expense	5,394	4,569
Deferred income taxes	(4,547)	3,338
Changes in operating assets and liabilities:
Accounts receivable	3,407	3,204
Inventories	224	3,403
Prepaid expenses and other assets	220	(3,811)
Accounts payable and other liabilities	(9,384)	(1,618)
Income taxes	(3,932)	(2,326)
Net cash provided by operating activities	53,334	58,254

Investing activities:
Purchases of property, plant and equipment	(7,235)	(3,928)
Other	593	2,521
Net cash used in investing activities	(6,642)	(1,407)

Financing activities:
Payment of dividends	(20,852)	(20,425)
Proceeds from exercise of stock options	14,659	53
Purchases of treasury stock	—	(23,397)
Repayments on borrowing on credit facilities	(50,469)	(437)
Debt issuance costs	—	(803)
Income tax on equity-based compensation, and other	(640)	(1,299)
Net cash used in financing activities	(57,302)	(46,308)

Effect of exchange rate changes on cash	(5,410)	(4,833)

Net (decrease) increase in cash and cash equivalents	(16,020)	5,706
Cash and cash equivalents, beginning of period	141,228	114,492

Cash and cash equivalents, end of period	$125,208	$120,198

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2017
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2017 and July 31, 2016, its results of operations and comprehensive income for the three and six months ended January 31, 2017 and 2016, and cash flows for the six months ended January 31, 2017 and 2016. The consolidated balance sheet as of July 31, 2016 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2017, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2016	$384,529	$45,342	$429,871
Translation adjustments	(4,751)	(263)	(5,014)
Realignment of businesses between segments	2,490	(2,490)	—
Balance as of January 31, 2017	$382,268	$42,589	$424,857

Goodwill at January 31, 2017 and July 31, 2016, included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the six months ended January 31, 2017.

As further discussed in Note E - Segment Information, the Company realigned certain businesses between the WPS and IDS reportable segments effective August 1, 2016. In accordance with ASC 350, "Intangibles - Goodwill and Other," the Company completed a relative fair value calculation of the businesses that were realigned and moved the corresponding goodwill balance of $2,490 between the two reportable segments.

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2017				July 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,283	$(11,278)	$1,005	5	$12,252	$(11,063)	$1,189
Trademarks and other	5	14,252	(13,720)	532	5	14,359	(13,709)	650
Customer relationships	7	134,209	(102,539)	31,670	7	135,795	(100,830)	34,965
Non-compete agreements and other	4	9,118	(9,118)	—	4	9,153	(9,142)	11
Unamortized other intangible assets:
Trademarks	N/A	22,773	—	22,773	N/A	22,991	—	22,991
Total		$192,635	$(136,655)	$55,980		$194,550	$(134,744)	$59,806
The decrease in the gross carrying amount of other intangible assets as of January 31, 2017, compared to July 31, 2016, was due to the effect of currency fluctuations during the six-month period.
The gross carrying amount of goodwill and other intangible assets in the condensed consolidated balance sheet at January 31, 2017 differs from the value assigned to them in the original allocation of purchase price due to impairments and the effect of currency fluctuations between the date of acquisition and January 31, 2017.
Amortization expense on intangible assets was $1,688 and $2,595 for the three months ended January 31, 2017 and 2016, respectively, and $3,583 and $5,228 for the six months ended January 31, 2017 and 2016, respectively. The amortization over each of the next five fiscal years is projected to be $7,356, $6,680, $6,412, $5,909 and $5,864 for the fiscal years ending July 31, 2017, 2018, 2019, 2020 and 2021, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2017:

	Unrealized loss on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
Other comprehensive loss before reclassification	(80)	72	(13,442)	(13,450)
Amounts reclassified from accumulated other comprehensive loss	253	(272)	—	(19)
Ending balance, January 31, 2017	$(684)	$2,036	$(69,566)	$(68,214)
The increase in accumulated other comprehensive loss as of January 31, 2017, compared to July 31, 2016, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $19 in amounts reclassified from accumulated other comprehensive loss, the $253 loss on cash flow hedges was reclassified into cost of products sold, and the $272 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the six months ended January 31, 2017.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2016, were as follows:

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
The increase in accumulated other comprehensive loss as of January 31, 2016, compared to July 31, 2015, was primarily due the appreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,567 in amounts reclassified from accumulated other comprehensive loss, the $209 gain on cash flow hedges was reclassified into cost of products sold, and the $1,358 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2016.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Income tax expense related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(556)	$(1,042)	$(2,125)	$(1,381)
Cash flow hedges	(8)	56	(137)	554
Other income tax adjustments and currency translation	29	7	61	(8)
Income tax expense related to items of other comprehensive loss	$(535)	$(979)	$(2,201)	$(835)

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$25,297	$15,290	$47,850	$33,993
Less:
Preferential dividends	—	—	(788)	(783)
Preferential dividends on dilutive stock options	—	—	(14)	(1)
Numerator for basic and diluted earnings per Class B Voting Common Share	$25,297	$15,290	$47,048	$33,209
Denominator: (in thousands)
Denominator for basic earnings per share for both Class A and Class B	$51,054	$50,527	$50,844	$50,778
Plus: Effect of dilutive stock options and restricted stock units	900	120	877	90
Denominator for diluted earnings per share for both Class A and Class B	$51,954	$50,647	$51,721	$50,868
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.30	$0.94	$0.67
Diluted	$0.49	$0.30	$0.93	$0.67
Net earnings per Class B Voting Common Share:
Basic	$0.50	$0.30	$0.93	$0.65
Diluted	$0.49	$0.30	$0.91	$0.65
Options to purchase 768,617 and 3,923,000 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2017 and 2016, respectively, and 770,010 and 4,048,000 shares for the six months ended January 31, 2017 and 2016, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions ("IDS"), Workplace Safety ("WPS"), and People Identification ("People ID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and People ID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment.
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

The following is a summary of segment information for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Sales to External Customers
ID Solutions	$190,962	$189,780	$392,226	$390,800
Workplace Safety	77,039	78,850	155,951	160,903
Total Company	$268,001	$268,630	$548,177	$551,703
Segment Profit
ID Solutions	$28,961	$23,056	$62,035	$48,487
Workplace Safety	6,059	6,296	12,504	15,678
Total Company	$35,020	$29,352	$74,539	$64,165
The following is a reconciliation of segment profit to earnings before income taxes for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Total profit from reportable segments	$35,020	$29,352	$74,539	$64,165
Unallocated amounts:
Administrative costs	(5,058)	(5,763)	(11,369)	(10,474)
Investment and other income (expense)	596	(992)	107	(1,751)
Interest expense	(1,458)	(2,130)	(3,190)	(4,281)
Earnings before income taxes	$29,100	$20,467	$60,087	$47,659

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
Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan generally vest at the end of a three-year service period provided specified company financial performance metrics are met.
As of January 31, 2017, the Company has reserved 3,784,771 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 4,477,197 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2017 and 2016, was $2,238 ($1,387 net of taxes) and $1,973 ($1,223 net of taxes), respectively. Expense recognized during the six months ended January 31, 2017 and 2016, was $5,394 ($3,344 net of taxes) and $4,569 ($2,833 net of taxes), respectively.

As of January 31, 2017, total unrecognized compensation cost related to stock-based compensation awards was $17,455 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
The Company has estimated the grant date fair value of its service-based stock option awards granted during the six months ended January 31, 2017 and 2016, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2017	2016
Expected term (in years)	6.11	6.11
Expected volatility	29.43%	29.95%
Expected dividend yield	2.70%	2.59%
Risk-free interest rate	1.26%	1.64%
Weighted-average market value of underlying stock at grant date	$35.13	$20.02
Weighted-average exercise price	$35.13	$20.02
Weighted-average fair value of options granted during the period	$7.56	$4.58

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
A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2017, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2016	3,714,039	$27.34
New grants	378,015	35.13
Exercised	(699,866)	26.65
Forfeited or expired	(292,529)	35.55
Outstanding at January 31, 2017	3,099,659	$27.67	6.2	$26,084,674
Exercisable at January 31, 2017	2,037,018	$28.67	4.7	$15,296,818

There were 2,037,018 and 2,723,184 options exercisable with a weighted average exercise price of $28.67 and $30.00 at January 31, 2017 and 2016, respectively. The total intrinsic value of options exercised during the six months ended January 31, 2017 and 2016, based upon the average market price at the time of exercise during the period, was $6,719 and $7, respectively. The total fair value of stock options vested during the six months ended January 31, 2017 and 2016, was $2,890 and $3,131, respectively.

The cash received from the exercise of options during the three months ended January 31, 2017 and 2016, was $5,846 and $53, respectively. The cash received from the exercise of options during the six months ended January 31, 2017, and 2016 was $14,659 and $53, respectively. The tax benefit on options exercised during the three months ended January 31, 2017 and 2016, was $353 and $3, respectively. The tax benefit on options exercised during the six months ended January 31, 2017 and 2016, was $1,453 and $3, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the six months ended January 31, 2017:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	678,381	$23.57
New grants	93,161	35.12
Vested	(109,687)	22.60
Forfeited	(34,949)	24.33
Outstanding at January 31, 2017	626,906	$25.41
The service-based RSUs granted during the six months ended January 31, 2016, had a weighted-average grant date fair value of $20.07. The total fair value of service-based RSUs vested during the six months ended January 31, 2017 and 2016, was $3,853 and $1,471, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	—	$—
New grants	58,206	32.03
Vested	—	—
Forfeited	—	—
Outstanding at January 31, 2017	58,206	$32.03
No performance-based RSUs were granted during the six months ended January 31, 2016. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at January 31, 2017, and expected to vest, was $24,904.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2017 and July 31, 2016, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2017
Trading securities	$13,254	$—	$13,254	Other assets
Foreign exchange contracts	—	427	427	Prepaid expenses and other current assets
Total Assets	$13,254	$427	$13,681
Foreign exchange contracts	$—	$941	$941	Other current liabilities
Total Liabilities	$—	$941	$941
July 31, 2016
Trading securities	$13,834	$—	$13,834	Other assets
Foreign exchange contracts	—	2,138	2,138	Prepaid expenses and other current assets
Total Assets	$13,834	$2,138	$15,972
Foreign exchange contracts	$—	$738	$738	Other current liabilities
Total Liabilities	$—	$738	$738
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the six months ended January 31, 2017. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended January 31, 2017.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $162,711 and $218,977 at January 31, 2017 and July 31, 2016, respectively, as compared to the carrying value of $157,223 and $211,982 at January 31, 2017 and July 31, 2016, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2017 and July 31, 2016, the notional amount of outstanding forward exchange contracts was $104,540 and $186,093, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2017 and 2016, unrealized losses of $451 and $608 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended January 31, 2017 and 2016, the Company reclassified losses of $10 and $115 from OCI into earnings, respectively. For the six months ended January 31, 2017 and 2016, the Company reclassified losses of $415 and gains of $342 from OCI into earnings, respectively. At January 31, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $17,284, including contracts to sell Euros, Canadian Dollars, Australian Dollars, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. At January 31, 2017, the Company designated £25,036 of intercompany loans as net investment hedges to hedge portions of its net investment in British foreign operations. On May 13, 2010, the Company completed the private placement of €75 million aggregate principal amount of senior unsecured notes to accredited institutional investors. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three and six months ended January 31, 2017, the Company recognized losses of $3,313 and $5,046 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and six months ended January 31, 2016, the Company recognized losses of $100 and gains of $513, respectively.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2017		July 31, 2016		January 31, 2017		July 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$425	Prepaid expenses and other current assets	$265	Other current liabilities	$803	Other current liabilities	$670
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	111,440	Long term obligations, less current maturities	116,888
Total derivatives designated as hedging instruments		$425		$265		$112,243		$117,558
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$1,873	Other current liabilities	$138	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$2		$1,873		$138		$68

NOTE I — Income Taxes
During the three months ended January 31, 2017, the Company recorded a $5,908 tax benefit for the repatriation of $126,948 of cash.  This non-cash tax benefit was primarily due to foreign tax credits generated as a result of the cash repatriation that occurred during the three months ended January 31, 2017.
NOTE J — New Accounting Pronouncements
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

ASU 2014-09 (and related updates) is effective for interim and annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company intends to adopt this standard beginning August 1, 2018.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard.  The Company is currently assessing the new guidance and whether to adopt using a full retrospective or a modified retrospective approach.  Management will conduct surveys of its various business units and analyze contracts and agreements during fiscal 2017 to ensure that all components of the new guidance are appropriately considered for the impact on its consolidated financial statements and disclosures upon adoption.

NOTE K — Subsequent Events
On February 22, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2050 per share payable on April 28, 2017, to shareholders of record at the close of business on April 7, 2017.

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
The Company is targeting the following key initiatives in fiscal 2017:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Performing comprehensive product reviews to optimize our product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and six months ended January 31, 2017 and 2016, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2017	% Sales	2016	% Sales	2017	% Sales	2016	% Sales
Net Sales	$268,001		$268,630		$548,177		$551,703
Gross Margin	134,158	50.1%	132,892	49.5%	274,516	50.1%	272,241	49.3%
Operating Expenses:
Research and Development	9,481	3.5%	9,097	3.4%	18,627	3.4%	17,666	3.2%
Selling, General and Administrative	94,715	35.3%	100,206	37.3%	192,719	35.2%	200,884	36.4%
Total operating expenses	104,196	38.9%	109,303	40.7%	211,346	38.6%	218,550	39.6%
Operating Income	$29,962	11.2%	$23,589	8.8%	$63,170	11.5%	$53,691	9.7%

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

Sales for the three months ended January 31, 2017, decreased 0.2% to $268.0 million, compared to $268.6 million in the same period of the prior year, which consisted of organic sales growth of 1.3% and a negative currency impact of 1.5% due to the strengthening of the U.S. Dollar against certain other currencies as compared to the same period in the prior year. Organic sales grew 1.9% in the IDS segment and declined 0.2% in the WPS segment during the three months ended January 31, 2017, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines, partially offset by a decline in the Product ID product line while the Healthcare ID product line was essentially flat compared to the prior year. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Sales for the six months ended January 31, 2017, decreased 0.6% to $548.2 million, compared to $551.7 million in the same period of the prior year, which consisted of a organic sales growth of 0.5% and a negative currency impact of 1.1%. Organic sales grew 1.3% in the IDS segment and declined 1.3% in the WPS segment during the six months ended January 31, 2017, compared to the same period in the prior year. The IDS segment realized sales growth in the Healthcare ID, Product ID, and Wire ID product lines, partially offset by sales declines in the Safety and Facility ID product line. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Gross margin for the three months ended January 31, 2017, increased 1.0% to $134.2 million, compared to $132.9 million in the same period of the prior year, and increased 0.8% to $274.5 million for the six months ended January 31, 2017, compared to $272.2 million in the same period of the prior year. As a percentage of sales, gross margin increased to 50.1% for the three months ended January 31, 2017 from 49.5% in the same period of the prior year, and increased to 50.1% for the six months ended January 31, 2017, from 49.3% in the same period of the prior year. The increases in gross margin in both the three and six month periods were primarily due to our on-going efforts to streamline manufacturing processes and drive operational efficiencies in manufacturing facilities. These efforts resulted in reduced material, supplies and labor costs as well as improvements in excess inventory and scrap charges compared to the same periods in the prior year.

R&D expenses for the three months ended January 31, 2017, increased 4.2% to $9.5 million, compared to $9.1 million in the same period of the prior year, and increased 5.4% to $18.6 million for the six months ended January 31, 2017, compared to $17.7 million in the same period of the prior year. The increases in both the three and six month periods were due to the hiring of engineers as well as increased spending on printing and software solutions projects within our IDS businesses.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as certain other expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 5.5% to $94.7 million for the three months ended January 31, 2017, and 4.1% to $192.7 million for the six months ended January 31, 2017, compared to $100.2 million and $200.9 million in the same periods of the prior year, respectively. The declines in both the three and six month periods were primarily due to reduced selling expenses, due to efficiency gains, and continued efforts to control general and administrative costs, which were partially offset by increases in incentive-based compensation.
Operating income was $30.0 million during the three months ended January 31, 2017, compared to $23.6 million for the three months ended January 31, 2016. Operating income was $63.2 million during the six months ended January 31, 2017, compared to $53.7 million for the six months ended January 31, 2016. The increase was primarily due to increased gross margins in the IDS segment and reduced selling, general and administrative expenses in both the IDS and WPS segments. The increase in operating income compared to the same period in the prior year was partially offset by the negative impact of foreign currency fluctuations and increased R&D expense in 2017.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2017	% Sales	2016	% Sales	2017	% Sales	2016	% Sales
Operating income	$29,962	11.2%	$23,589	8.8%	$63,170	11.5%	$53,691	9.7%
Other income (expense):
Investment and other income (expense)	596	0.2%	(992)	(0.4)%	107	—%	(1,751)	(0.3)%
Interest expense	(1,458)	(0.5)%	(2,130)	(0.8)%	(3,190)	(0.6)%	(4,281)	(0.8)%
Earnings before income tax	29,100	10.9%	20,467	7.6%	60,087	11.0%	47,659	8.6%
Income tax expense	3,803	1.4%	5,177	1.9%	12,237	2.2%	13,666	2.5%
Net earnings	$25,297	9.4%	$15,290	5.7%	$47,850	8.7%	$33,993	6.2%

Investment and other income was $0.6 million for the three months ended January 31, 2017, and was $0.1 million for the six months ended January 31, 2017, compared to investment and other expense of $1.0 million and $1.8 million in the same periods of the prior year, respectively. These changes during the three and six month periods were primarily due to reduced foreign currency losses and an increase in market value of securities held in executive deferred compensation plans.

Interest expense decreased to $1.5 million from $2.1 million for the three months, and decreased to $3.2 million from $4.3 million for the six months ended January 31, 2017, compared to the same periods in the prior year. For both the three and six month periods, the decrease was due to a reduction in the Company's outstanding debt balances.

The Company’s income tax rate was 13.1% for the three months ended January 31, 2017, compared to 25.3% for the same period in the prior year. The income tax rate was 20.4% for the six months ended January 31, 2017, compared to 28.7% for the same period of the prior year. The decrease in the tax rates for both the three and six month periods were due to foreign tax credits generated from a cash repatriation to the U.S. during the three months ended January 31, 2017. The Company's anticipated annual income tax rate is expected to be in the mid- 20% range for fiscal year 2017.

Business Segment Operating Results

The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Prior to August 1, 2016, administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest expense, investment and other income (expense), income taxes, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.

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

The following is a summary of segment information for the three and six months ended January 31, 2017, and 2016:

	Three months ended January 31,		Six months ended January 31,
(Dollars in thousands)	2017	2016	2017	2016
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$190,962	$189,780	$392,226	$390,800
Workplace Safety	77,039	78,850	155,951	160,903
Total	$268,001	$268,630	$548,177	$551,703
SALES GROWTH INFORMATION
ID Solutions
Organic	1.9%	0.9%	1.3%	(0.7)%
Currency	(1.3)%	(4.6)%	(0.9)%	(5.0)%
Total	0.6%	(3.7)%	0.4%	(5.7)%
Workplace Safety
Organic	(0.2)%	(0.6)%	(1.3)%	(1.4)%
Currency	(2.1)%	(7.2)%	(1.8)%	(8.5)%
Total	(2.3)%	(7.8)%	(3.1)%	(9.9)%
Total Company
Organic	1.3%	0.4%	0.5%	(0.9)%
Currency	(1.5)%	(5.4)%	(1.1)%	(6.0)%
Total	(0.2)%	(5.0)%	(0.6)%	(6.9)%
SEGMENT PROFIT
ID Solutions	$28,961	$23,056	$62,035	$48,487
Workplace Safety	6,059	6,296	12,504	15,678
Total	$35,020	$29,352	$74,539	$64,165
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	15.2%	12.1%	15.8%	12.4%
Workplace Safety	7.9%	8.0%	8.0%	9.7%
Total	13.1%	10.9%	13.6%	11.6%

The following is a reconciliation of segment profit to earnings before income taxes for the three and six months ended January 31, 2017 and 2016:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Total profit from reportable segments	$35,020	$29,352	$74,539	$64,165
Unallocated amounts:
Administrative costs	(5,058)	(5,763)	(11,369)	(10,474)
Investment and other income (expense)	596	(992)	107	(1,751)
Interest expense	(1,458)	(2,130)	(3,190)	(4,281)
Earnings before income taxes	$29,100	$20,467	$60,087	$47,659

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales increased 0.6% to $191.0 million for the three months ended January 31, 2017, compared to $189.8 million for the same period in the prior year, which consisted of organic sales growth of 1.9% and a negative currency impact of 1.3%. IDS sales increased 0.4% to $392.2 million for the six months ended January 31, 2017, compared to $390.8 million for the same period in the prior year. Organic sales increased 1.3% and currency fluctuations decreased sales by 0.9% during the six months ended January 31, 2017.

Organic sales in the Americas increased in the low-single digits for both the three and six months ended January 31, 2017, compared to the same periods in the prior year. Organic growth in the IDS Americas region for the three-month period was led by the Wire ID product line due to an increase in sales of printer consumables and, to a lesser extent, the Safety and Facility ID product line. This organic growth was partially offset by a decline in the Product ID product line while the Healthcare ID product line was essentially flat compared to the prior year. Organic growth in the IDS Americas region for the six-month period was led by the Healthcare ID product line due to an increase in in sales to our core hospital customers and distributors and, to a lesser extent, the Wire ID and Safety and Facility ID product lines. This organic growth was partially offset by a decline in the Product ID product line, compared to the same period in the prior year. Organic sales growth in the United States and Canada was partially offset by an organic sales decline in Brazil for both the three and six-month periods.

The IDS business in Europe realized mid-single digit organic sales growth for the three months ended January 31, 2017, compared to the same period in the prior year. The IDS Europe region realized organic sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines for the three months ended January 31, 2017, compared to the same period in the prior year. Organic sales grew in the low-single digits for the six months ended January 31, 2017, compared to the same period in the prior year. Organic sales for the six months ended January 31, 2017 grew in the Product ID and Wire ID product lines, partially offset by declines in the Safety and Facility ID product lines, compared to the same period in the prior year. Organic sales growth in western Europe was partially offset by organic sales declines in certain emerging markets for both the three and six-month periods.

Organic sales in Asia grew in the low-single digits for both the three and six months ended January 31, 2017, compared to the same periods in the prior year. The IDS APAC region realized organic sales growth in the OEM and MRO product categories for the three months ended January 31, 2017, compared to the same period in the prior year. Organic sales for the six months ended January 31, 2017, grew in the OEM product category, which was partially offset by a decline in the MRO product category, compared to the same period in the prior year. Organic sales increased throughout Asia for the three and six-month periods except for China where sales decreased in the low-single digits in the same periods.

Segment profit increased to $29.0 million for the three months ended January 31, 2017, compared to $23.1 million in the same period in the prior year. As a percentage of sales, segment profit increased to 15.2% from 12.1% in the same period of the prior year. Segment profit increased to $62.0 million from $48.5 million for the six months ended January 31, 2017, compared to the same period in the prior year. As a percentage of sales, segment profit increased to 15.8% from 12.4% for same period in the prior year. The increase in segment profit for both the three and six month periods was primarily driven by sales growth and operational efficiencies in our manufacturing processes in all regions.

WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 2.3% to $77.0 million for the three months and 3.1% to $156.0 million for the six months ended January 31, 2017, compared to $78.9 million and $160.9 million, respectively, for the same periods in the prior year. Organic sales declined 0.2% and 1.3% in the three and six months ended January 31, 2017, respectively, compared to the same periods in the prior year. Currency fluctuations decreased sales by 2.1% and 1.8% for the three and six months ended January 31, 2017, respectively, due to the strengthening of the U.S. dollar against certain other major currencies as compared to the same periods in the prior year.
The WPS business in Europe realized mid-single digit organic sales growth for the three and six months ended January 31, 2017, compared to the same periods in the prior year. This growth was driven primarily by Germany, France, and Belgium due to improvements in website functionality and key account management. The region experienced double-digit growth in digital sales and low-single digit sales growth through the catalog channel during the three and six months ended January 31, 2017, compared to the same periods in the prior year.
Organic sales in the Americas declined in the high-single digits for the three and six months ended January 31, 2017, compared to the same periods in the prior year. This decrease was primarily in North America due lower response rates to catalog promotions and continued pricing pressures in industrial end markets.

Organic sales in Australia grew in the mid-single digits for the three months ended January 31, 2017, following an extended period of organic sales declines. The Australian business experienced a low-single digit decline for the six months ended January 31, 2017, compared to the same period in the prior year. The organic sales decline in Australia for the six month period was due to its higher concentration in industries that are experiencing economic challenges, which include manufacturing and mining production. The organic sales decline in the six month period was partially offset by organic growth in the three month period driven by focused sales and marketing efforts in selected vertical markets and strategic accounts.

Segment profit decreased to $6.1 million from $6.3 million for the three months, and to $12.5 million from $15.7 million for the six months ended January 31, 2017, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 7.9% from 8.0% for the three months, and to 8.0% from 9.7% for the six months ended January 31, 2017, compared to the same periods in the prior year. The decrease in segment profit was primarily due to the decline in sales and compressed gross profit margins partially due to pricing, which were partially offset by reduced selling, general and administrative expenses.
Financial Condition

Cash and cash equivalents decreased by $16.0 million and increased by $5.7 million during the six months ended January 31, 2017 and 2016, respectively. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$53,334	$58,254
Investing activities	(6,642)	(1,407)
Financing activities	(57,302)	(46,308)
Effect of exchange rate changes on cash	(5,410)	(4,833)
Net (decrease) increase in cash and cash equivalents	$(16,020)	$5,706

Net cash provided by operating activities decreased to $53.3 million for the six months ended January 31, 2017, compared to $58.3 million in the same period of the prior year. The decrease in cash provided by operating activities of $4.9 million was primarily due to an increase in the Company's annual incentive-based compensation plan payment in the current year. The prior year cash inflow from inventory was due to declines associated with the facility consolidation stock build, which resulted in a decrease in cash inflows from inventories in the current year compared to the prior year. These decreases in cash provided by working capital were partially offset by an increase in net earnings.

Net cash used in investing activities was $6.6 million for the six months ended January 31, 2017, compared to $1.4 million in the same period of the prior year. The increase in cash used in investing activities of $5.2 million was primarily due to an increase in capital expenditures due to the purchase of manufacturing equipment and facility upgrades in the United States and Europe.

Net cash used in financing activities was $57.3 million during the six months ended January 31, 2017, compared to $46.3 million in the same period of the prior year. The increase in cash used in financing activities of $14 million was primarily due to an increase of $50.0 million in repayments on credit facilities in the current year, which was partially offset by $14.7 million in proceeds from the issuance of common stock from stock option exercises in the current year. The remainder of the change was due to $23.4 million of cash used in share repurchases in the prior year, while no shares were repurchased in the current year.

The effect of fluctuations in exchange rates decreased cash balances by $5.4 million primarily due to cash balances held in currencies that depreciated against the U.S. dollar during six months ended January 31, 2017.
During fiscal 2007, the Company completed a private placement note issuance totaling $150 million in ten-year fixed rate notes to institutional investors at a interest rate of 5.33%. The notes must be repaid equally over seven years, with the final payment due March 23, 2017. Interest on the notes is due semi-annually and certain prepayment penalties apply for repaying them prior to the maturity date.
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
The Company intends to utilize its revolving credit facility to fund private placement principal payments due during the fiscal year ended July 31, 2017, and therefore the maturities are included in "Long-term obligations, less current maturities" on the condensed consolidated balance sheets as of January 31, 2017.
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the six months ended January 31, 2017, the Company repaid $51.2 million on the revolving loan agreement. As of January 31, 2017, the outstanding balance on the credit facility was $60.8 million, and the maximum outstanding balance during the six months ended January 31, 2017 was $112 million. The Company also had letters of credit outstanding under the loan agreement of $4.1 million as of January 31, 2017, and there was $235.1 million available for future borrowing, which can be increased to $385.1 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the condensed consolidated balance sheets.
The Company has two multi-currency lines of credit in China with capacity of $10 million each. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. During the six months ended January 31, 2017, the Company borrowed an additional $0.8 million on this multi-currency line of credit. As of January 31, 2017, the aggregate outstanding balance of these lines was $5.7 million, which was also the maximum outstanding balance during the six-month period. There was $14.3 million available for future borrowing under these facilities as of January 31, 2017. Due to the short-term nature of these credit facilities, the borrowings are classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2017, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 1.0 to 1.0 and the interest expense coverage ratio equal to 24.8 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2017, approximately 71% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months. Although we believe these sources of cash are currently sufficient to fund our domestic operations, our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges.
Subsequent Events
On February 22, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2050 per share payable on April 28, 2017, to shareholders of record at the close of business on April 7, 2017.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our websites, networks, and systems against security breaches

•	Deterioration or instability in the global economy and financial markets

•	Decreased demand for the Company's products

•	Brady's ability to retain large customers

•	Risks associated with the loss of key employees

•	Changes in tax legislation and tax rates

•	Brady's ability to execute facility consolidations and maintain acceptable operational service metrics

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Litigation, including product liability claims

•	Divestitures and contingent liabilities from divestitures

•	Brady's ability to properly identify, integrate, and grow acquired companies

•	Foreign currency fluctuations

•	Potential write-offs of Brady's substantial intangible assets

•	Differing interests of voting and non-voting shareholders

•	Brady's ability to meet certain financial covenants required by our debt agreements.

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

ITEM 4. CONTROLS AND PROCEDURES
Brady Corporation maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

There were no significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Directors' Deferred Compensation Plan as Amended and Restated Effective February 21, 2017

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: February 23, 2017	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2017	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)