Form 10-Q
period 2017-04-30
BRADY CORP
filed 2017-05-25
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 23, 2017, there were 47,758,478 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Unaudited)

	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$129,077	$141,228
Accounts receivable—net	145,755	147,333
Inventories:
Finished products	61,025	64,313
Work-in-process	17,326	16,678
Raw materials and supplies	19,126	18,436
Total inventories	97,477	99,427
Prepaid expenses and other current assets	20,343	19,436
Total current assets	392,652	407,424
Other assets:
Goodwill	425,935	429,871
Other intangible assets	54,107	59,806
Deferred income taxes	26,228	27,238
Other	18,152	17,181
Property, plant and equipment:
Cost:
Land	7,271	5,809
Buildings and improvements	95,662	95,355
Machinery and equipment	257,465	256,549
Construction in progress	4,362	2,842
	364,760	360,555
Less accumulated depreciation	268,586	258,111
Property, plant and equipment—net	96,174	102,444
Total	$1,013,248	$1,043,964
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$4,072	$4,928
Accounts payable	60,144	62,245
Wages and amounts withheld from employees	45,079	45,998
Taxes, other than income taxes	7,109	7,403
Accrued income taxes	2,706	6,136
Other current liabilities	39,022	40,017
Total current liabilities	158,132	166,727
Long-term obligations, less current maturities	133,894	211,982
Other liabilities	57,159	61,657
Total liabilities	349,185	440,366
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively and outstanding 47,738,671 and 46,920,974 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	321,936	317,001
Earnings retained in the business	492,411	453,371
Treasury stock—3,522,816 and 4,340,513 shares, respectively of Class A nonvoting common stock, at cost	(87,493)	(108,714)
Accumulated other comprehensive loss	(63,339)	(54,745)
Other	—	(3,863)
Total stockholders’ investment	664,063	603,598
Total	$1,013,248	$1,043,964

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Net sales	$275,927	$286,816	$824,104	$838,519
Cost of products sold	136,018	141,373	409,679	420,835
Gross margin	139,909	145,443	414,425	417,684
Operating expenses:
Research and development	9,950	8,865	28,577	26,531
Selling, general and administrative	98,409	105,794	291,128	306,678
Total operating expenses	108,359	114,659	319,705	333,209
Operating income	31,550	30,784	94,720	84,475
Other income (expense):
Investment and other income (expense)	453	721	560	(1,030)
Interest expense	(1,375)	(1,838)	(4,565)	(6,119)
Earnings before income taxes	30,628	29,667	90,715	77,326
Income tax expense	8,075	8,686	20,312	22,352
Net earnings	$22,553	$20,981	$70,403	$54,974
Net earnings per Class A Nonvoting Common Share:
Basic	$0.44	$0.42	$1.38	$1.09
Diluted	$0.43	$0.42	$1.36	$1.08
Dividends	$0.21	$0.20	$0.62	$0.61
Net earnings per Class B Voting Common Share:
Basic	$0.44	$0.42	$1.37	$1.07
Diluted	$0.43	$0.42	$1.34	$1.07
Dividends	$0.21	$0.20	$0.60	$0.59
Weighted average common shares outstanding (in thousands):
Basic	51,227	50,251	50,972	50,602
Diluted	52,201	50,505	51,882	50,747
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Net earnings	$22,553	$20,981	$70,403	$54,974
Other comprehensive loss:
Foreign currency translation adjustments	4,819	24,889	(11,729)	10,943

Net investment hedge translation adjustments	(2,072)	(3,733)	3,376	(191)

Long-term intercompany loan translation adjustments	821	(2,321)	543	(6,141)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive loss	508	(167)	402	(729)
Reclassification adjustment for losses (gains) included in net earnings	114	169	530	(174)
	622	2	932	(903)
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive loss	—	(2)	72	(2)
Actuarial gain amortization	(136)	(161)	(408)	(484)
Prior service credit amortization	—	—	—	(1,035)
	(136)	(163)	(336)	(1,521)

Other comprehensive income (loss), before tax	4,054	18,674	(7,214)	2,187
Income tax benefit (expense) related to items of other comprehensive income (loss)	821	1,313	(1,380)	478
Other comprehensive income (loss), net of tax	4,875	19,987	(8,594)	2,665
Comprehensive income	$27,428	$40,968	$61,809	$57,639
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2017	2016
Operating activities:
Net earnings	$70,403	$54,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,789	24,896
Stock-based compensation expense	7,445	6,247
Deferred income taxes	(2,707)	3,169
Changes in operating assets and liabilities:
Accounts receivable	(931)	4,679
Inventories	666	4,556
Prepaid expenses and other assets	(1,987)	(734)
Accounts payable and other liabilities	754	3,432
Income taxes	(3,270)	(2,669)
Net cash provided by operating activities	91,162	98,550

Investing activities:
Purchases of property, plant and equipment	(10,856)	(7,468)
Other	38	1,987
Net cash used in investing activities	(10,818)	(5,481)

Financing activities:
Payment of dividends	(31,362)	(30,603)
Proceeds from exercise of stock options	18,674	663
Purchases of treasury stock	—	(23,552)
(Repayments) proceeds from borrowing on credit facilities	(60,415)	28,819
Principal payments on debt	(16,371)	(42,514)
Debt issuance costs	—	(803)
Income tax on equity-based compensation, and other	(512)	(1,238)
Net cash used in financing activities	(89,986)	(69,228)

Effect of exchange rate changes on cash	(2,509)	3,263

Net (decrease) increase in cash and cash equivalents	(12,151)	27,104
Cash and cash equivalents, beginning of period	141,228	114,492

Cash and cash equivalents, end of period	$129,077	$141,596

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2017
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2017 and July 31, 2016, its results of operations and comprehensive income for the three and nine months ended April 30, 2017 and 2016, and cash flows for the nine months ended April 30, 2017 and 2016. The consolidated balance sheet as of July 31, 2016, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2017, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2016	$384,529	$45,342	$429,871
Translation adjustments	(4,298)	362	(3,936)
Realignment of businesses between segments	2,490	(2,490)	—
Balance as of April 30, 2017	$382,721	$43,214	$425,935

Goodwill at April 30, 2017 and July 31, 2016, included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the nine months ended April 30, 2017.

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

Other intangible assets include patents, trademarks, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	April 30, 2017				July 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$12,337	$(11,410)	$927	5	$12,252	$(11,063)	$1,189
Trademarks and other	5	14,328	(13,864)	464	5	14,359	(13,709)	650
Customer relationships	7	134,618	(104,496)	30,122	7	135,795	(100,830)	34,965
Non-compete agreements and other	4	9,091	(9,091)	—	4	9,153	(9,142)	11
Unamortized other intangible assets:
Trademarks	N/A	22,594	—	22,594	N/A	22,991	—	22,991
Total		$192,968	$(138,861)	$54,107		$194,550	$(134,744)	$59,806
The decrease in the gross carrying amount of other intangible assets as of April 30, 2017, compared to July 31, 2016, was primarily due to the effect of currency fluctuations during the nine-month period.
Amortization expense on intangible assets was $1,766 and $1,838 for the three months ended April 30, 2017 and 2016, respectively, and $5,349 and $7,066 for the nine months ended April 30, 2017 and 2016, respectively. The amortization over each of the next five fiscal years is projected to be $6,869, $6,158, $5,936, $5,431 and $5,385 for the fiscal years ending July 31, 2017, 2018, 2019, 2020 and 2021, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2017:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
Other comprehensive income (loss) before reclassification	563	72	(9,144)	(8,509)
Amounts reclassified from accumulated other comprehensive loss	323	(408)	—	(85)
Ending balance, April 30, 2017	$29	$1,900	$(65,268)	$(63,339)
The increase in accumulated other comprehensive loss as of April 30, 2017, compared to July 31, 2016, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $85 reclassified from accumulated other comprehensive loss, the $323 loss on cash flow hedges was reclassified into cost of products sold, and the $408 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the nine months ended April 30, 2017.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2016, were as follows:

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
The decrease in accumulated other comprehensive loss as of April 30, 2016, compared to July 31, 2015, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $1,626 reclassified from accumulated other comprehensive loss, the $106 gain on cash flow hedges was reclassified into cost of products sold, and the $1,520 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the nine months ended April 30, 2016.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Income tax benefit (expense) related to items of other comprehensive income (loss):
Net investment hedge translation adjustments	$752	$1,456	$(1,373)	$75
Cash flow hedges	90	(126)	(46)	428
Pension and other post-retirement benefits	—	25	—	27
Other income tax adjustments and currency translation	(21)	(42)	39	(52)
Income tax benefit (expense) related to items of other comprehensive income (loss)	$821	$1,313	$(1,380)	$478

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$22,553	$20,981	$70,403	$54,974
Less:
Preferential dividends	—	—	(788)	(783)
Preferential dividends on dilutive stock options	—	—	(14)	(1)
Numerator for basic and diluted earnings per Class B Voting Common Share	$22,553	$20,981	$69,601	$54,190
Denominator: (in thousands)
Denominator for basic earnings per share for both Class A and Class B	51,227	50,251	50,972	50,602
Plus: Effect of dilutive stock options and restricted stock units	974	254	910	145
Denominator for diluted earnings per share for both Class A and Class B	52,201	50,505	51,882	50,747
Net earnings per Class A Nonvoting Common Share:
Basic	$0.44	$0.42	$1.38	$1.09
Diluted	$0.43	$0.42	$1.36	$1.08
Net earnings per Class B Voting Common Share:
Basic	$0.44	$0.42	$1.37	$1.07
Diluted	$0.43	$0.42	$1.34	$1.07
Options to purchase 577,557 and 2,480,000 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2017 and 2016, respectively, and 705,859 and 3,525,000 shares for the nine months ended April 30, 2017 and 2016, respectively, were not included in the computation of diluted net earnings or loss per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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
Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Prior to August 1, 2016, certain administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.
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

The following is a summary of segment information for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Sales to External Customers
ID Solutions	$196,880	$201,482	$589,106	$592,282
Workplace Safety	79,047	85,334	234,998	246,237
Total Company	$275,927	$286,816	$824,104	$838,519
Segment Profit
ID Solutions	$32,633	$31,898	$94,676	$80,385
Workplace Safety	5,120	6,012	17,615	21,690
Total Company	$37,753	$37,910	$112,291	$102,075
The following is a reconciliation of segment profit to earnings before income taxes for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Total profit from reportable segments	$37,753	$37,910	$112,291	$102,075
Unallocated amounts:
Administrative costs	(6,203)	(7,126)	(17,571)	(17,600)
Investment and other income (expense)	453	721	560	(1,030)
Interest expense	(1,375)	(1,838)	(4,565)	(6,119)
Earnings before income taxes	$30,628	$29,667	$90,715	$77,326

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
Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan vest at the end of a three-year service period provided specified company financial performance metrics are met.
As of April 30, 2017, the Company has reserved 3,596,805 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 4,478,958 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2017 and 2016, was $2,051 ($1,272 net of taxes) and $1,678 ($1,040 net of taxes), respectively. Expense recognized during the nine months ended April 30, 2017 and 2016, was $7,445 ($4,616 net of taxes) and $6,247 ($3,873 net of taxes), respectively.

As of April 30, 2017, total unrecognized compensation cost related to stock-based compensation awards was $15,840 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.0 years.
The Company has estimated the grant date fair value of its service-based stock option awards granted during the nine months ended April 30, 2017 and 2016, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30,
Black-Scholes Option Valuation Assumptions	2017	2016
Expected term (in years)	6.11	6.11
Expected volatility	29.55%	29.95%
Expected dividend yield	2.70%	2.59%
Risk-free interest rate	1.26%	1.64%
Weighted-average market value of underlying stock at grant date	$35.14	$20.02
Weighted-average exercise price	$35.14	$20.02
Weighted-average fair value of options granted during the period	$7.56	$4.58

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
A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2017, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2016	3,714,039	$27.34
New grants	378,939	35.14
Exercised	(856,057)	27.68
Forfeited or expired	(304,823)	35.06
Outstanding at April 30, 2017	2,932,098	$27.44	6.1	$34,919,577
Exercisable at April 30, 2017	1,882,244	$28.37	4.8	$20,664,011

There were 1,882,244 and 2,679,527 options exercisable with a weighted average exercise price of $28.37 and $30.09 at April 30, 2017 and 2016, respectively. The total intrinsic value of options exercised during the nine months ended April 30, 2017 and 2016, based upon the average market price at the time of exercise during the period, was $7,809 and $105, respectively. The total fair value of stock options vested during the nine months ended April 30, 2017 and 2016, was $2,901 and $3,193, respectively.

The cash received from the exercise of options during the three months ended April 30, 2017 and 2016, was $4,015 and $610, respectively. The cash received from the exercise of options during the nine months ended April 30, 2017, and 2016 was $18,674 and $663, respectively. The tax benefit on options exercised during the three months ended April 30, 2017 and 2016, was $1,514 and $37, respectively. The tax benefit on options exercised during the nine months ended April 30, 2017 and 2016, was $2,967 and $40, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the nine months ended April 30, 2017:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	678,381	$23.57
New grants	93,355	35.13
Vested	(118,000)	22.89
Forfeited	(47,235)	24.35
Outstanding at April 30, 2017	606,501	$25.42
The service-based RSUs granted during the nine months ended April 30, 2016, had a weighted-average grant date fair value of $20.07. The total fair value of service-based RSUs vested during the nine months ended April 30, 2017 and 2016, was $4,173 and $1,471, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2016	—	$—
New grants	58,206	32.03
Vested	—	—
Forfeited	—	—
Outstanding at April 30, 2017	58,206	$32.03
No performance-based RSUs were granted during the nine months ended April 30, 2016. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at April 30, 2017, and expected to vest, was $25,890.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2017 and July 31, 2016, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2017
Trading securities	$13,795	$—	$13,795	Other assets
Foreign exchange contracts	—	900	900	Prepaid expenses and other current assets
Total Assets	$13,795	$900	$14,695
Foreign exchange contracts	$—	$308	$308	Other current liabilities
Total Liabilities	$—	$308	$308
July 31, 2016
Trading securities	$13,834	$—	$13,834	Other assets
Foreign exchange contracts	—	2,138	2,138	Prepaid expenses and other current assets
Total Assets	$13,834	$2,138	$15,972
Foreign exchange contracts	$—	$738	$738	Other current liabilities
Total Liabilities	$—	$738	$738
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the nine months ended April 30, 2017. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended April 30, 2017.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $138,778 and $218,977 at April 30, 2017 and July 31, 2016, respectively, as compared to the carrying value of $133,894 and $211,982 at April 30, 2017 and July 31, 2016, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2017 and July 31, 2016, the notional amount of outstanding forward exchange contracts was $131,051 and $186,093, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2017 and 2016, unrealized gains of $171 and losses of $605 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended April 30, 2017 and 2016, the Company reclassified losses of $114 and $169 from OCI into earnings, respectively. For the nine months ended April 30, 2017 and 2016, the Company reclassified losses of $530 and gains of $174 from OCI into earnings, respectively. At April 30, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $38,662, including contracts to sell Euros, Canadian Dollars, Australian Dollars, and U.S. Dollars.
Net Investment Hedges
The Company has also designated intercompany and third party foreign currency denominated debt instruments as net investment hedges. As of April 30, 2017, £25,036 of intercompany loans were designated as net investment hedges to hedge portions of the Company's net investment in British foreign operations. As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three and nine months ended April 30, 2017, the Company recognized gains of $1,725 and losses of $3,321 respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and nine months ended April 30, 2016, the Company recognized gains of $1,410 and $897, respectively.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2017		July 31, 2016		April 30, 2017		July 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$419	Prepaid expenses and other current assets	$265	Other current liabilities	$276	Other current liabilities	$670
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	81,225	Long term obligations, less current maturities	116,888
Total derivatives designated as hedging instruments		$419		$265		$81,501		$117,558
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$481	Prepaid expenses and other current assets	$1,873	Other current liabilities	$32	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$481		$1,873		$32		$68

NOTE I — New Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other , Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter; however early adoption is permitted for any impairment tests performed after January 1, 2017.  This guidance will only impact the Consolidated Financial Statements if there is a future impairment of goodwill.

In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU must be adopted using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.

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

ASU 2014-09 (and related updates) is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company intends to adopt this standard beginning August 1, 2018.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard.  The Company is currently assessing the new guidance and whether to adopt using a full retrospective or a modified retrospective approach.  Management is conducting surveys of its various business units and analyzing contracts and agreements during fiscal 2017 to ensure that all components of the new guidance are appropriately considered for the impact on its consolidated financial statements and disclosures upon adoption.

NOTE J — Subsequent Events
On May 24, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.205 per share payable on July 31, 2017, to shareholders of record at the close of business on July 10, 2017.

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
The Company is targeting the following key initiatives in fiscal 2017:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Performing comprehensive product reviews to optimize our product offerings.

•	Expanding our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and nine months ended April 30, 2017 and 2016, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2017	% Sales	2016	% Sales	2017	% Sales	2016	% Sales
Net Sales	$275,927		$286,816		$824,104		$838,519
Gross Margin	139,909	50.7%	145,443	50.7%	414,425	50.3%	417,684	49.8%
Operating Expenses:
Research and Development	9,950	3.6%	8,865	3.1%	28,577	3.5%	26,531	3.2%
Selling, General and Administrative	98,409	35.7%	105,794	36.9%	291,128	35.3%	306,678	36.6%
Total operating expenses	108,359	39.3%	114,659	40.0%	319,705	38.8%	333,209	39.7%
Operating Income	$31,550	11.4%	$30,784	10.7%	$94,720	11.5%	$84,475	10.1%

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

Sales for the three months ended April 30, 2017, decreased 3.8% to $275.9 million, compared to $286.8 million in the same period of the prior year, which consisted of an organic sales decline of 1.9% and a negative currency impact of 1.9% due to the strengthening of the U.S. Dollar against certain other currencies. Organic sales declined 0.8% in the IDS segment and 4.6% in the WPS segment during the three months ended April 30, 2017, compared to the same period in the prior year. The IDS segment experienced sales declines in the Healthcare ID product line, partially offset by sales growth in the Product ID and Wire ID product lines compared to the prior year. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Sales for the nine months ended April 30, 2017, decreased 1.7% to $824.1 million, compared to $838.5 million in the same period of the prior year, which consisted of an organic sales decline of 0.3% and a negative currency impact of 1.4%. Organic sales grew 0.6% in the IDS segment and declined 2.5% in the WPS segment during the nine months ended April 30, 2017, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID and Wire ID product lines, partially offset by sales declines in the Safety and Facility ID product line. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Gross margin for the three months ended April 30, 2017, declined 3.8% to $139.9 million, compared to $145.4 million in the same period of the prior year, and declined 0.8% to $414.4 million for the nine months ended April 30, 2017, compared to $417.7 million in the same period of the prior year. As a percentage of sales, gross margin remained flat at 50.7% for the three months ended April 30, 2017 compared to the same period of the prior year, and increased to 50.3% for the nine months ended April 30, 2017, from 49.8% in the same period of the prior year. The increase in gross margin percentage during the nine-month period was primarily due to our on-going efforts to streamline manufacturing processes and drive operational efficiencies in manufacturing facilities. These efforts resulted in reduced material, supplies and labor costs compared to the same periods in the prior year.

R&D expenses for the three months ended April 30, 2017, increased 12.2% to $10.0 million, compared to $8.9 million in the same period of the prior year, and increased 7.7% to $28.6 million for the nine months ended April 30, 2017, compared to $26.5 million in the same period of the prior year. The increases in both the three and nine-month periods were due to the hiring of engineers as well as increased spending on printing and software solutions projects within our IDS businesses.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as certain other expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 7.0% to $98.4 million for the three months ended April 30, 2017, and 5.1% to $291.1 million for the nine months ended April 30, 2017, compared to $105.8 million and $306.7 million in the same periods of the prior year, respectively. The declines in both the three and nine-month periods were primarily due to reductions in general and administrative costs due to ongoing efficiency gains, as well as foreign currency translation.
Operating income was $31.6 million during the three months ended April 30, 2017, compared to $30.8 million for the three months ended April 30, 2016. Operating income was $94.7 million during the nine months ended April 30, 2017, compared to $84.5 million for the nine months ended April 30, 2016. The increase was primarily due to reduced general and administrative expense in both the IDS and WPS segments, partially offset by the negative impact of foreign currency fluctuations and increased R&D expense in 2017.

OPERATING INCOME TO NET EARNINGS

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2017	% Sales	2016	% Sales	2017	% Sales	2016	% Sales
Operating income	$31,550	11.4%	$30,784	10.7%	$94,720	11.5%	$84,475	10.1%
Other income (expense):
Investment and other income (expense)	453	0.2%	721	0.3%	560	0.1%	(1,030)	(0.1)%
Interest expense	(1,375)	(0.5)%	(1,838)	(0.6)%	(4,565)	(0.6)%	(6,119)	(0.7)%
Earnings before income tax	30,628	11.1%	29,667	10.3%	90,715	11.0%	77,326	9.2%
Income tax expense	8,075	2.9%	8,686	3.0%	20,312	2.5%	22,352	2.7%
Net earnings	$22,553	8.2%	$20,981	7.3%	$70,403	8.5%	$54,974	6.6%

Investment and other income was $0.5 million for the three months ended April 30, 2017, which was consistent with the prior year of $0.7 million. Investment and other income was $0.6 million for the nine months ended April 30, 2017, compared to investment and other expense of $1.0 million in the same period of the prior year. The increase in income in the current nine-month period was primarily due to an increase in the market value of securities held in executive deferred compensation plans.

Interest expense decreased to $1.4 million from $1.8 million for the three months, and decreased to $4.6 million from $6.1 million for the nine months ended April 30, 2017, compared to the same periods in the prior year. For both the three and nine-month periods, the decrease was due to a reduction in the Company's outstanding debt balances.

The Company’s income tax rate was 26.4% for the three months ended April 30, 2017, compared to 29.3% for the same period in the prior year. The income tax rate was 22.4% for the nine months ended April 30, 2017, compared to 28.9% for the same period of the prior year. The decrease in the income tax rate for the three months ended April 30, 2017 was primarily due to a decrease in the reserve in uncertain tax positions compared to the same period of the prior year. The decrease in the income tax rate for the nine months ended April 30, 2017, was primarily due to foreign tax credits generated from a cash repatriation to the U.S. that occurred during the Company's second fiscal quarter. The Company's anticipated annual income tax rate is expected to be in the mid-20% range for fiscal year 2017.

Business Segment Operating Results

The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segment and assessing its performance. Prior to August 1, 2016, administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.

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

The following is a summary of segment information for the three and nine months ended April 30, 2017, and 2016:

	Three months ended April 30,		Nine months ended April 30,
(Dollars in thousands)	2017	2016	2017	2016
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$196,880	$201,482	$589,106	$592,282
Workplace Safety	79,047	85,334	234,998	246,237
Total	$275,927	$286,816	$824,104	$838,519
SALES GROWTH INFORMATION
ID Solutions
Organic	(0.8)%	(0.9)%	0.6%	(0.8)%
Currency	(1.5)%	(1.1)%	(1.1)%	(3.7)%
Total	(2.3)%	(2.0)%	(0.5)%	(4.5)%
Workplace Safety
Organic	(4.6)%	1.7%	(2.5)%	(0.4)%
Currency	(2.9)%	(0.9)%	(2.1)%	(6.0)%
Total	(7.5)%	0.8%	(4.6)%	(6.4)%
Total Company
Organic	(1.9)%	(0.1)%	(0.3)%	(0.7)%
Currency	(1.9)%	(1.1)%	(1.4)%	(4.3)%
Total	(3.8)%	(1.2)%	(1.7)%	(5.0)%
SEGMENT PROFIT
ID Solutions	$32,633	$31,898	$94,676	$80,385
Workplace Safety	5,120	6,012	17,615	21,690
Total	$37,753	$37,910	$112,291	$102,075
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	16.6%	15.8%	16.1%	13.6%
Workplace Safety	6.5%	7.0%	7.5%	8.8%
Total	13.7%	13.2%	13.6%	12.2%

The following is a reconciliation of segment profit to earnings before income taxes for the three and nine months ended April 30, 2017 and 2016:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
Total profit from reportable segments	$37,753	$37,910	$112,291	$102,075
Unallocated amounts:
Administrative costs	(6,203)	(7,126)	(17,571)	(17,600)
Investment and other income (expense)	453	721	560	(1,030)
Interest expense	(1,375)	(1,838)	(4,565)	(6,119)
Earnings before income taxes	$30,628	$29,667	$90,715	$77,326

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales decreased 2.3% to $196.9 million for the three months ended April 30, 2017, compared to $201.5 million for the same period in the prior year, which consisted of an organic sales decline of 0.8% and a negative currency impact of 1.5%. IDS sales decreased 0.5% to $589.1 million for the nine months ended April 30, 2017, compared to $592.3 million for the same period in the prior year. Organic sales increased 0.6% and currency fluctuations decreased sales by 1.1% during the nine months ended April 30, 2017.

Organic sales in the Americas declined in the low-single digits for the three months ended April 30, 2017, and were essentially flat for the nine months ended April 30, 2017, compared to the same periods in the prior year. The decrease in organic sales during the three-month period was primarily due to pricing pressure from certain distributors in the Healthcare ID product line, partially offset by sales growth in the Wire ID product line. Flat organic sales in the IDS Americas region for the nine-month period was primarily due to sales growth in the Wire ID product line due to an increase in sales of printer consumables, offset by a decline in sales in the Healthcare ID and Product ID product lines. An organic sales decline in the United States was partially offset by organic sales growth in Mexico and Canada for both the three and nine-month periods.

The IDS business in Europe had essentially flat organic sales for the three months ended April 30, 2017, and realized low-single digit organic sales growth for the nine months ended April 30, 2017, compared to the same periods in the prior year. The IDS Europe region realized organic sales growth in the Safety and Facility ID product line, offset by organic sales declines in the Product ID and Wire ID product lines for the three months ended April 30, 2017, compared to the same period in the prior year. Organic sales grew in the low-single digits for the nine months ended April 30, 2017, compared to the same period in the prior year. Organic sales growth for the nine months ended April 30, 2017, was primarily due to sales increases in the Product ID and Safety and Facility ID product lines, compared to the same period in the prior year. Organic sales growth in western Europe was partially offset by organic sales declines in certain emerging markets due to weak demand in the oil and gas industry.

Organic sales in Asia grew in the low-double digits for the three months ended April 30, 2017, and mid-single digits for the nine months ended April 30, 2017, compared to the same periods in the prior year. The IDS Asia region realized organic sales growth in the OEM and MRO product categories for the three months ended April 30, 2017, compared to the same period in the prior year. Organic sales for the nine months ended April 30, 2017, grew in the OEM product category and were essentially flat in the MRO product category, compared to the same period in the prior year. Organic sales increased within all countries in the Asia region for both the three and nine-month periods.

Segment profit increased to $32.6 million for the three months ended April 30, 2017, compared to $31.9 million in the same period in the prior year. As a percentage of sales, segment profit increased to 16.6% from 15.8% in the same period in the prior year. Segment profit increased to $94.7 million from $80.4 million for the nine months ended April 30, 2017, compared to the same period in the prior year. As a percentage of sales, segment profit increased to 16.1% from 13.6% for same period in the prior year. The increase in segment profit for both the three and nine-month periods was primarily driven by operational efficiencies in our manufacturing processes in all regions, as well as a reduction in SG&A due to ongoing process improvement activities.

WPS
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales decreased 7.5% to $79.0 million for the three months and 4.6% to $235.0 million for the nine months ended April 30, 2017, compared to $85.3 million and $246.2 million, respectively, for the same periods in the prior year. Organic sales declined 4.6% and 2.5% in the three and nine months ended April 30, 2017, respectively, compared to the same periods in the prior year. Currency fluctuations decreased sales by 2.9% and 2.1% for the three and nine months ended April 30, 2017, respectively, due to the strengthening of the U.S. dollar against certain other major currencies as compared to the same periods in the prior year.
Organic sales in Europe were essentially flat for the three months ended April 30, 2017, and increased in the low-single digits for the nine months ended April 30, 2017, compared to the same periods in the prior year. The growth in the nine-month period was driven primarily by Germany, France, and Belgium due to improvements in website functionality and key account management. Digital sales growth in the Europe region was in the high-single digits for the three-month period and double-digits for the nine-month period, compared to the same periods in the prior year.
Organic sales in the Americas declined in the high-single digits during the three and nine months ended April 30, 2017, compared to the same periods in the prior year. This decrease was primarily in the U.S. due to lower response rates to catalog promotions and continued pricing pressures in industrial end markets. In addition, pricing pressures from certain competitors have led to an acceleration of organic sales declines in the region from prior quarters.

Organic sales in Australia declined in the mid-single digits for the three months ended April 30, 2017, and declined in the low-single digits for the nine months ended April 30, 2017, compared to the same periods in the prior year. The organic sales declines in Australia were due to its higher concentration in industries that are experiencing economic challenges, which include manufacturing and mining production.

Segment profit decreased to $5.1 million from $6.0 million for the three months, and to $17.6 million from $21.7 million for the nine months ended April 30, 2017, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 6.5% from 7.0% for the three months, and to 7.5% from 8.8% for the nine months ended April 30, 2017, compared to the same periods in the prior year. The decrease in segment profit was primarily due to the decline in sales and compressed gross profit margins partially due to pricing, which was partially offset by reduced selling, general and administrative expenses.
Financial Condition

Cash and cash equivalents decreased by $12.2 million and increased by $27.1 million during the nine months ended April 30, 2017 and 2016, respectively. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$91,162	$98,550
Investing activities	(10,818)	(5,481)
Financing activities	(89,986)	(69,228)
Effect of exchange rate changes on cash	(2,509)	3,263
Net (decrease) increase in cash and cash equivalents	$(12,151)	$27,104

Net cash provided by operating activities was $91.2 million for the nine months ended April 30, 2017, compared to $98.6 million in the same period of the prior year. The decrease in cash provided by operating activities of $7.4 million was primarily due to a decrease in cash provided by working capital.  The change in the cash outflow from accounts receivable of $5.6 million was primarily due to the timing of sales in the U.S. and Western Europe compared to the prior year.  The prior year cash inflow from inventory of $4.6 million was due to declines following the build-up of inventories in prior years in anticipation of facility consolidation activities.  These current year uses of cash for working capital were partially offset by an increase in net earnings.

Net cash used in investing activities was $10.8 million for the nine months ended April 30, 2017, compared to $5.5 million in the same period of the prior year. The increase in cash used in investing activities of $5.3 million was primarily due to an increase in capital expenditures due to the purchase of manufacturing equipment and facility upgrades in the United States and Europe.

Net cash used in financing activities was $90.0 million during the nine months ended April 30, 2017, compared to $69.2 million in the same period of the prior year. The increase in cash used in financing activities of $20.8 million was primarily due to an increase of $63.1 million in credit facility and debt repayments in the current year, which was partially offset by an $18.0 million increase in proceeds from stock option exercises in the current year. The remainder of the change was due to $23.6 million of cash used for share repurchases in the prior year, while no shares were repurchased in the current year.

The effect of fluctuations in exchange rates decreased cash balances by $2.5 million primarily due to cash balances held in currencies that depreciated against the U.S. dollar during nine months ended April 30, 2017.
On May 13, 2010, the Company completed a private placement of €75 million aggregate principal amount of senior unsecured notes to institutional investors. The €75 million of senior notes consists of €30 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, due May 13, 2017 and €45 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. The notes have certain prepayment penalties for repaying them prior to maturity. The Company intends to utilize its revolving credit facility to fund private placement principal payments due during the fiscal year ended July 31, 2017, and therefore the maturities are included in "Long-term obligations, less current maturities" on the condensed consolidated balance sheets as of April 30, 2017.
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks that replaced and terminated the Company’s previous loan agreement that had been entered into on February 1, 2012. Under the new revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. During the nine months ended April 30, 2017, the Company repaid $59.6 million on the revolving loan agreement. As of April 30, 2017, the outstanding balance on the credit facility was $52.4 million, and the maximum outstanding balance during the nine months ended April 30, 2017 was $112 million. The Company also had letters of credit outstanding under the loan agreement of $4.1 million as of April 30, 2017, and there was $243.4 million available for future borrowing, which can be increased to $393.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the condensed consolidated balance sheets.
The Company has two multi-currency lines of credit in China with capacity of $10 million each. These lines of credit support USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and are due on demand. The borrowings under these facilities may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facilities and they are subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of the agreements. During the nine months ended April 30, 2017, the Company repaid $0.9 million of these multi-currency lines of credit and the maximum outstanding balance was $5.7 million. As of April 30, 2017, the aggregate outstanding balance of these lines was $4.1 million. There was $14.3 million available for future borrowing under these facilities as of April 30, 2017. Due to the short-term nature of these credit facilities, the borrowings are classified as "Notes payable" within current liabilities on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2017, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.9 to 1.0 and the interest expense coverage ratio equal to 26.5 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2017, approximately 76% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months. Although we believe these sources of cash are currently sufficient to fund our domestic operations, our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges.

Subsequent Events
On May 24, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.205 per share payable on July 31, 2017, to shareholders of record at the close of business on July 10, 2017.
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
SIGNATURES

BRADY CORPORATION

Date: May 25, 2017	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2017	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)