Form 10-K
period 2017-07-31
BRADY CORP
filed 2017-09-13
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2017, was approximately $1,632,463,306 based on the closing sale price of $36.35 per share on that date as reported for the New York Stock Exchange. As of September 11, 2017, there were 47,844,015 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The Company’s primary objective is to build upon its market position and increase shareholder value by performance of the following key competencies:

•	Operational excellence — Continuous productivity improvement and process transformation.

•	Customer service — Focus on the customer and understanding customer needs.

•	Innovation advantage — Technologically advanced, internally developed products that drive growth and sustain gross profit margins.

•	Global leadership position in niche markets.

•	Digital capabilities.

•	Compliance expertise.

The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, and improving our digital capabilities.

The following were key initiatives supporting the strategy in fiscal 2017:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Performing comprehensive product reviews to optimize our product offerings.

•	Expanding and enhancing our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing actions in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.
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
The IDS segment includes high-performance and innovative industrial and healthcare identification products that are manufactured under multiple brands, including the Brady brand. Industrial identification products are sold through distribution to a broad range of maintenance, repair, and operations ("MRO") and original equipment manufacturing ("OEM") customers and through other channels, including direct sales, catalog marketing, and digital. Healthcare identification products are sold direct and through distribution via group purchasing organizations ("GPO").

The WPS segment includes workplace safety and compliance products, which are sold under multiple brand names through catalog and digital channels to a broad range of MRO customers. Approximately half of the WPS business is derived from internally manufactured products and half is from externally sourced products.
Below is a summary of sales by reportable segments for the fiscal years ended July 31:

	2017	2016	2015
IDS	71.9%	71.0%	70.6%
WPS	28.1%	29.0%	29.4%
Total	100.0%	100.0%	100.0%

ID Solutions
Within the ID Solutions segment, the primary product categories include:

•
Facility identification and protection, which includes safety signs, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for safety compliance auditing, procedure writing and training.

•	Product identification, which includes materials and printing systems for product identification, brand protection labeling, work in process labeling, and finished product identification.

•	Wire identification, which includes hand-held printers, wire markers, sleeves, and tags.

•	People identification, which includes name tags, badges, lanyards, and access control software.

•	Patient identification, which includes wristbands and labels used in hospitals for tracking and improving the safety of patients.

•	Custom wristbands used in the leisure and entertainment industry such as theme parks, concerts and festivals.
Approximately 65% of ID Solutions products are sold under the Brady brand. In the United States, identification products for the utility industry are marketed under the Electromark brand; spill-control products are marketed under the SPC brand; and security and identification badges and systems are marketed under the Identicard, PromoVision, and Brady People ID brands. Wire identification products are marketed under the Modernotecnica brand in Italy and lockout/tagout products are offered under the Scafftag brand in the U.K.; identification and patient safety products in the healthcare industry are available under the PDC Healthcare brand in the U.S. and Europe; and custom wristbands for the leisure and entertainment industry are available under the PDC brand in the U.S. and the B.I.G. brand in Europe.
The ID Solutions segment offers high quality products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, catalog marketing, and digital. The ID Solutions sales force partners with end-users and distributors by providing technical application and product expertise.
This segment manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business principally on the basis of price, customer support, product innovation, product offering, product quality, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest major adhesive and electrical product companies offering competing products as part of their overall product lines.
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

Products within the Workplace Safety segment are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Safety Signs, SafetyShop, Signs & Labels and Pervaco brands; first aid supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands; warehouse supplies and industrial furniture under the Runelandhs brand; wire identification products marketed under the Carroll brand; and labor law compliance posters under the Personnel Concepts and Clement brands.
The Workplace Safety segment manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. However, the competitive landscape has changed with the continued evolution of digital channels. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of this shift is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we continue to focus on developing dynamic pricing capabilities, enhancing customer experience, and providing compliance expertise as these are critical to convert customers from traditional catalog channels to digital. Workplace Safety primarily sells to businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities.
Discontinued Operations
Discontinued operations include the Asia Die-Cut and European Die-Cut businesses ("Die-Cut"), which were announced as held for sale in the third and fourth quarters of fiscal 2013, respectively. In fiscal 2014, the Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for the sale of Die-Cut. The first phase of the divestiture closed in the fourth quarter of fiscal 2014 and the second phase of the divestiture closed in the first quarter of fiscal 2015. The operating results of the Die-Cut, businesses were reflected as discontinued operations in the consolidated statements of earnings for the year ended July 31, 2015 for the second phase of the divestiture.
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
The Company spent $39.6 million, $35.8 million, and $36.7 million on its R&D activities during the fiscal years ended July 31, 2017, 2016, and 2015, respectively. The increase in R&D spending in fiscal 2017 compared to the prior year was due to increased spending on new product development, as well as increased headcount. As of July 31, 2017, 234 employees were engaged in R&D activities for the Company, an increase from 210 as of July 31, 2016.
Operations
The materials used in the products manufactured consist of a variety of plastic and synthetic films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, and solvents for consumable identification products in addition to electronic components, molded parts and sub-assemblies for printing systems. The Company operates coating facilities that manufacture bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.
The Company purchases raw materials, components and finished products from many suppliers. Overall, we are not dependent upon any single supplier for our most critical base materials or components; however, we have chosen in certain situations to sole source, or limit the sources of materials, components, or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe any disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in rare circumstances, such as a global shortage of critical materials or components, the financial impact could be material. The Company currently operates 39 manufacturing and distribution facilities globally.

The Company carries working capital mainly related to accounts receivable and inventory. Inventory consists of raw materials, work in process and finished goods. Generally, custom products are made to order while an on-hand quantity of stock product is maintained to provide customers with timely delivery. Normal and customary payment terms range from net 10 to 90 days from date of invoice and varies by geographies.
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
Environment
Compliance with federal, state and local environmental protection laws during fiscal 2017 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2017, the Company employed approximately 6,300 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
(d) Financial Information About Foreign and Domestic Operations and Export Sales
The information required by this Item is provided in Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 — Financial Statements and Supplementary Data.
(e) Information Available on the Internet
The Company’s Corporate Internet address is www.bradycorp.com. The Company makes available, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors
Investors should carefully consider the risks set forth below and all other information contained in this report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business and financial results.
Business Risks

Failure to compete effectively or to successfully execute our strategy may have a negative impact on our business and financial results.

We actively compete with companies that produce and market the same or similar products, and in some instances, with companies that sell different products that are designed for the same end user. Competition may force us to reduce prices or incur additional costs to remain competitive in an environment in which business models are changing rapidly. We compete on the basis of price, customer support, product innovation, product offering, product quality, expertise, digital capabilities, production capabilities, and for multinational customers, our global footprint. Present or future competitors may develop and introduce new and enhanced products, offer products based on alternative technologies and processes, accept lower profit, have greater financial, technical or other resources, or have lower production costs or other pricing advantages. Any of these could put us at a disadvantage by threatening our share of sales or reducing our profit margins, which could adversely impact our business and financial results.

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

We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.

Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.

Numerous factors may affect the demand for our products, including:

•	Future economic conditions of major markets served.

•	Consolidation in the marketplace allowing competitors and customers to be more efficient and more price competitive.

•	Future competitors entering the marketplace.

•	Decreasing product life cycles.

•	Changes in customer preferences.

If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business and financial results.

The loss of large customers or a significant reduction in sales to large customers could adversely affect our business and financial results.

While we have a broad customer base and no individual customer represents 10% or more of total sales, we conduct business with several large customers and distribution companies. Our dependence on these customers makes relationships with them important. We cannot guarantee that these relationships will be retained in the future. Because these large customers account for a significant portion of sales, they may possess a greater capacity to negotiate reduced prices. If we are unable to provide products to our customers at the quality and prices acceptable to them, some of our customers may shift their business to competitors or may substitute another manufacturer's products. If one of our large customers consolidates, is acquired, or loses market share, the result of that event may have an adverse impact on our business. The loss of or reduction of business from one or more of these large customers could have an adverse impact on our business and financial results.

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

Further, these laws and regulations are constantly evolving and it is difficult to accurately predict the effect they may have upon our business and financial results.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, lead to substantial civil or criminal, monetary and non-monetary penalties and related lawsuits by shareholders and others, damage our reputation, and adversely impact our business and financial results.

Failure to execute facility consolidations or maintain acceptable operational service metrics may adversely impact our business and financial results.

In prior fiscal years, we incurred unplanned operating costs related to the consolidation of certain facilities and we experienced a deterioration in key customer service metrics. We continually assess our global footprint and expect to implement additional measures to reduce our cost structure, simplify our business, and standardize our processes, and these actions could result in unplanned operating costs and business disruptions in the future. In addition, the Company is reliant upon certain suppliers for certain raw or finished products. If we experience service disruptions with these suppliers, or if we fail to successfully address these inefficiencies, their effects could adversely impact our business and financial results.

We are subject to litigation, including product liability claims that could adversely impact our business, financial results, and reputation.

We are a party to litigation that arises in the normal course of our business operations, including product warranty, product liability and recall (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. In addition, we face an inherent risk that our competitors will allege that aspects of our products infringe their intellectual property or that our intellectual property is invalid, such that we could be prevented from manufacturing and selling our products or prevented from stopping others from manufacturing and selling competing products. To date, we have not incurred material costs related to these types of claims. However, while we currently maintain insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business, financial results and reputation as a result of potential adverse outcomes. The expenses associated with defending such claims and the diversion of our management’s resources and time may have an adverse effect on our business and financial results.

We depend on key employees and the loss of these individuals could have an adverse effect on our business and financial results.

Our success depends to a large extent upon the continued services of our key executives, managers and other skilled employees. We cannot ensure that we will be able to retain our key executives, managers and employees. The departure of key personnel without adequate replacement could disrupt our business operations. Additionally, we need qualified managers and skilled employees with technical and industry experience to operate our business successfully. If we are unable to attract and retain qualified individuals or our costs to do so increase significantly, our business and financial results could be adversely affected.

Divestitures, contingent liabilities from divested businesses and the failure to properly identify, integrate and grow acquired companies could adversely affect our business and financial results.

We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. For example, during fiscal years 2014 and 2015, we divested our Asian Die-Cut and European Die-Cut businesses. Divestitures pose risks and challenges that could negatively impact our business. When we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale is typically subject to pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net earnings may be larger than projected, which could distract management, and disputes may arise with buyers. We have retained responsibility for and have agreed to indemnify buyers against certain contingent liabilities related to a number of businesses that we have sold. The resolution of these contingencies has not had a material adverse impact on our financial results, but we cannot be certain that this favorable pattern will continue.

Our historical growth has included acquisitions, and our future growth strategy may include acquisitions. If our future growth strategy includes a focus on acquisitions, we may not be able to identify acquisition targets or successfully complete acquisitions due to the absence of quality companies in our target markets, economic conditions, or price expectations from sellers. Acquisitions place significant demands on management, operational, and financial resources. Future acquisitions will require integration of operations, sales and marketing, information technology, and administrative operations, which could decrease the time available to focus on our other growth strategies. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired sales growth or operational success. Our business and financial results could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the acquired businesses.
Financial/Ownership Risks

The global nature of our business exposes us to foreign currency fluctuations that could adversely affect our business and financial results.

Approximately 45% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial results. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects, which occurred during fiscal years 2015, 2016 and 2017. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.

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

We review the probability of the realization of our deferred tax assets quarterly based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions, or changes in our geographic footprint may require changes in the valuation allowances for deferred tax assets. Such changes could result in a material impact on earnings. Our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in tax charges. Potential tax reform discussed by the U.S. administration, such as reducing the corporate income tax rate, adopting a border-adjustability tax system, or changing the repatriation and taxation of foreign earnings, may impact income tax expenses, deferred tax assets in the U.S. and tax liability balances.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact earnings and profitability.
We have goodwill of $437.7 million and other intangible assets of $53.1 million as of July 31, 2017, which represents 46.7% of our total assets. In fiscal year 2015, the Company recorded impairment charges of approximately $46.9 million primarily related to the goodwill and other intangible assets of multiple reporting units. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce the earnings in such period.

Substantially all of our voting stock is controlled by members of the Brady family, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that unfavorably affect the value of the non-voting shares.

Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of our Directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, Ms. Bruno and Mr. Brady have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable, which in turn could adversely affect the market price of our common stock or prevent our shareholders from realizing a premium over our stock price. Certain mutual funds and index sponsors have implemented rules restricting ownership, or excluding from indices, companies with non-voting publicly traded shares. Furthermore, this concentration of voting share ownership may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders.

Failure to meet certain financial covenants required by our debt agreements may adversely affect our business and financial results.
As of July 31, 2017, we had $107.8 million in outstanding indebtedness. In addition, based on the availability under our credit facilities as of July 31, 2017, we had the ability to borrow an additional $244.6 million under our revolving credit agreement. Our current revolving credit agreement and long-term debt obligations also impose certain restrictions on us. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within Item 7 for more information regarding our credit agreement and long-term debt obligations. If we breach any of these restrictions or covenants and do not obtain a waiver from the lenders then, subject to applicable cure periods, the outstanding indebtedness and any other indebtedness with cross-default provisions could be declared immediately due and payable, which could adversely affect our financial results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 39 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:

IDS: Thirty manufacturing and distribution facilities are used for our IDS business. Five are located in the United States; four each in Belgium and China; three each in Mexico and the United Kingdom; two in Brazil; and one each in Canada, Germany, Hong Kong, India, Japan, Malaysia, Netherlands, Singapore, and South Africa.

WPS: Nine manufacturing and distribution facilities are used for our WPS business. Three are located in France; two are located in Australia; and one each in Germany, Sweden, the United Kingdom, and the United States.

The Company’s present operating facilities contain a total of approximately 2.1 million square feet of space, of which approximately 1.5 million square feet is leased. The Company believes that its equipment and facilities are modern, well maintained, and adequate for present needs.

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
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. The following table sets forth the range of high and low daily closing sales prices for the Company’s Class A stock as reported on the New York Stock Exchange for each of the quarters in the fiscal years ended July 31:

	2017		2016		2015
	High	Low	High	Low	High	Low
4th Quarter	$39.80	$33.05	$32.68	$26.29	$26.76	$23.15
3rd Quarter	$39.75	$35.10	$27.82	$21.13	$28.91	$26.03
2nd Quarter	$39.45	$32.55	$26.39	$20.84	$27.56	$23.50
1st Quarter	$35.36	$31.86	$24.29	$19.52	$27.07	$21.19
There is no trading market for the Company’s Class B Voting Common Stock.

(b)	Holders
As of August 31, 2017, there were 1,091 Class A Common Stock shareholders of record and approximately 9,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Issuer Purchases of Equity Securities
The Company has a share repurchase program of the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. The Company did not repurchase any shares during the three months ended July 31, 2017. As of July 31, 2017, there were 2,000,000 shares authorized to purchase in connection with this share repurchase program.

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

During the two most recent fiscal years and for the first quarter of fiscal 2018, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2018	2017				2016
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2075	$0.2050	$0.2050	$0.2050	$0.2050	$0.2025	$0.2025	$0.2025	$0.2025
Class B	0.19085	0.18835	0.2050	0.2050	0.2050	0.18585	0.2025	0.2025	0.2025

(e)	Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2012, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s (S&P) 500 Index, the Standard and Poor’s SmallCap 600 Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2017
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2012
2013
2014
2015
2016
2017
Brady Corporation
S&P 500 Index - Total Returns
S&P Smallcap 600 Index
Russell 2000 Index

* $100 invested on July 31, 2012 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2012	2013	2014	2015	2016	2017
Brady Corporation	$100.00	$128.44	$103.69	$96.32	$136.20	$144.05
S&P 500 Index	100.00	125.00	146.17	162.55	171.46	198.97
S&P SmallCap 600 Index	100.00	134.78	149.65	167.57	177.38	208.71
Russell 2000 Index	100.00	134.76	146.30	163.89	163.79	194.01

Copyright (C) 2017, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2013 through 2017

	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Operating data (1)
Net sales	$1,113,316	$1,120,625	$1,171,731	$1,225,034	$1,157,792
Gross margin	558,292	558,773	558,432	609,564	609,348
Operating expenses:
Research and development	39,624	35,799	36,734	35,048	33,552
Selling, general and administrative	387,653	405,096	422,704	452,164	427,858
Restructuring charges (2)	—	—	16,821	15,012	26,046
Impairment charges (3)	—	—	46,867	148,551	204,448
Total operating expenses	427,277	440,895	523,126	650,775	691,904
Operating income (loss)	131,015	117,878	35,306	(41,211)	(82,556)
Other income (expense):
Investment and other income (expense) —net	1,121	(709)	845	2,402	3,523
Interest expense	(5,504)	(7,824)	(11,156)	(14,300)	(16,641)
Net other expense	(4,383)	(8,533)	(10,311)	(11,898)	(13,118)
Earnings (loss) from continuing operations before income taxes	126,632	109,345	24,995	(53,109)	(95,674)
Income tax expense (benefit) (4)	30,987	29,235	20,093	(4,963)	42,583
Earnings (loss) from continuing operations	$95,645	$80,110	$4,902	$(48,146)	$(138,257)
(Loss) Earnings from discontinued operations, net of income taxes (5)	—	—	(1,915)	2,178	(16,278)
Net earnings (loss)	$95,645	$80,110	$2,987	$(45,968)	$(154,535)
Earnings (loss) from continuing operations per Common Share— (Diluted):
Class A nonvoting	$1.84	$1.58	$0.10	$(0.93)	$(2.70)
Class B voting	$1.83	$1.56	$0.08	$(0.95)	$(2.71)
(Loss) Earnings from discontinued operations per Common Share - (Diluted):
Class A nonvoting	$—	$—	$(0.04)	$0.04	$(0.32)
Class B voting	$—	$—	$(0.04)	$0.05	$(0.32)
Cash Dividends on:
Class A common stock	$0.82	$0.81	$0.80	$0.78	$0.76
Class B common stock	$0.80	$0.79	$0.78	$0.76	$0.74
Balance Sheet at July 31:
Total assets	$1,050,223	$1,043,964	$1,062,897	$1,253,665	$1,438,683
Long-term obligations, less current maturities	104,536	211,982	200,774	159,296	201,150
Stockholders’ investment	700,140	603,598	587,688	733,076	830,797
Cash Flow Data:
Net cash provided by operating activities	$144,032	$138,976	$93,348	$93,420	$143,503
Net cash (used in) provided by investing activities	(15,253)	(15,416)	(14,365)	10,207	(325,766)
Net cash used in financing activities	(136,241)	(99,576)	(32,152)	(115,387)	(33,060)
Depreciation and amortization	27,303	32,432	39,458	44,598	48,725
Capital expenditures	(15,167)	(17,140)	(26,673)	(43,398)	(35,687)

(1)
Operating data has been impacted by the reclassification of the Die-Cut businesses into discontinued operations in fiscal years 2013, 2014, and 2015. The Company has elected to not separately disclose the cash flows related to discontinued operations. Refer to Note 13 within Item 8 for further information on discontinued operations. The operating data is also impacted by acquisitions with one acquisition being completed in the fiscal year ended July 31, 2013. There were no acquisitions in fiscal years 2017, 2016, 2015, or 2014.

(2)
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

(3)
The Company recognized impairment charges of $46.9 million, $148.6 million, and $204.4 million during the fiscal years ended July 31, 2015, 2014, and 2013, respectively. The impairment charges primarily related to the following reporting units: WPS Americas and WPS APAC in fiscal 2015; People ID in fiscal 2014; and WPS Americas and IDS APAC in fiscal 2013.

(4)
Fiscal 2015 was significantly impacted by the impairment charges of $46.9 million, of which $39.8 million was non-deductible for income tax purposes. Fiscal 2014 was significantly impacted by the impairment charges of $148.6 million, of which $61.1 million was non-deductible for income tax purposes. Fiscal 2013 was significantly impacted by the impairment charges of $204.4 million, of which $168.9 million was non-deductible for income tax purposes, as well as a tax charge of $26.6 million associated with the funding of the Precision Dynamics Corporation ("PDC") acquisition.

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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple customers and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on key customers, industries and products and improving the efficiency and effectiveness of the research and development ("R&D") function. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, and improving our digital capabilities.

Results of Operations

A comparison of results of operating income from continuing operations for the fiscal years ended July 31, 2017, 2016, and 2015 is as follows:

(Dollars in thousands)	2017	% Sales	2016	% Sales	2015	% Sales
Net sales	$1,113,316		$1,120,625		$1,171,731
Gross margin	558,292	50.1%	558,773	49.9%	558,432	47.7%
Operating expenses:
Research and development	39,624	3.6%	35,799	3.2%	36,734	3.1%
Selling, general & administrative	387,653	34.8%	405,096	36.1%	422,704	36.1%
Restructuring charges	—	—%	—	—%	16,821	1.4%
Impairment charges	—	—%	—	—%	46,867	4.0%
Total operating expenses	427,277	38.4%	440,895	39.3%	523,126	44.6%
Operating income	$131,015	11.8%	$117,878	10.5%	$35,306	3.0%

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

In fiscal 2017, sales decreased 0.7% to $1,113.3 million, compared to $1,120.6 million in fiscal 2016, which consisted of organic sales growth of 0.5% and a negative foreign currency impact of 1.2% due to the strengthening of the U.S. dollar against certain other major currencies during the year. Organic sales grew 1.6% in the IDS segment and declined 2.0% in the WPS segment. The IDS segment realized sales growth in the Product ID and Wire ID product lines, partially offset by sales declines in the Healthcare ID product line. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

During fiscal 2016, net sales decreased 4.4% from fiscal 2015, which consisted of an organic sales decline of 0.7% and a negative currency impact of 3.7% due to the strengthening of the U.S. dollar against certain other major currencies during the year. Organic sales declined in both the IDS and WPS segments in fiscal 2016 compared to fiscal 2015. The IDS segment experienced sales declines in the Wire ID and Safety and Facility ID product lines, which were partially offset by sales growth in the Product ID and Healthcare ID product lines. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Gross margin declined 0.1% to $558.3 million in fiscal 2017 from $558.8 million in fiscal 2016. As a percentage of sales, gross margin increased to 50.1% in fiscal 2017 from 49.9% in fiscal 2016. The increase in gross margin percentage was primarily due to our on-going efforts to streamline manufacturing processes and drive operational efficiencies in manufacturing facilities. These efforts resulted in reduced material and labor costs compared to the same periods in the prior year.

Gross margin increased 0.1% to $558.8 million in fiscal 2016 from $558.4 million in fiscal 2015. As a percentage of sales, gross margin increased to 49.9% in fiscal 2016 from 47.7% in fiscal 2015. In fiscal 2015 we incurred on-going costs related to facility consolidation activities primarily in our Americas region which reduced our gross margin percentage to below historical normal levels. These facility consolidation activities were completed during fiscal 2015, therefore the increase in gross margin percentage in 2016 was primarily due to our on-going efforts to enhance operational efficiencies in the newly consolidated facilities.

Research and development expenses increased to $39.6 million in fiscal 2017 from $35.8 million in fiscal 2016. The increase in R&D spending in fiscal 2017 compared to the prior year was primarily due to the hiring of R&D personnel as well as increased spending on printing and software solutions projects within our IDS businesses.

Research and development expenses decreased to $35.8 million in fiscal 2016 from $36.7 million in fiscal 2015. The decrease in R&D spending in fiscal 2016 compared to the prior year was primarily due to efficiency gains within the R&D function and the strengthening of the U.S. dollar, which were partially offset by an increase in our investment in new product development within the IDS segment to drive organic growth.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as certain other expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 4.3% to $387.7 million in fiscal 2017 compared to $405.1 million in fiscal 2016. The decrease in SG&A expense from the prior year was primarily due to reduced selling expenses from efficiency gains, continued efforts to control general and administrative costs, and foreign currency translation. These reductions were partially offset by increases in incentive-based compensation.
SG&A expense decreased to $405.1 million in fiscal 2016 compared to $422.7 million in fiscal 2015. The decrease in SG&A expense from the prior year was primarily due to reduced selling expenses from efficiency gains, continued efforts to control general and administrative costs, and foreign currency translation. These reductions were partially offset by increases in incentive-based compensation.
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
The Company performed its annual goodwill impairment assessment on May 1, 2017 and 2016, and subsequently concluded that the fair value of the goodwill was substantially in excess of its carrying value at 20% or greater for all of the reporting units. No impairment charges were recorded in fiscal 2017 or 2016. In conjunction with the goodwill impairment analysis, management also concluded that no other long-lived assets were impaired.

The Company's annual goodwill impairment assessment performed in fiscal 2015 indicated the WPS Americas and WPS APAC reporting units were impaired. In conjunction with the goodwill impairment analysis, management concluded that other long-lived assets were impaired. Impairment charges were $46.9 million in fiscal 2015, which consisted of $37.1 million in goodwill impairment charges associated with the WPS Americas and WPS APAC reporting units and $9.8 million related to the impairment of certain other long-lived assets.

Operating income increased to $131.0 million in fiscal 2017 compared to $117.9 million in 2016. The increase of $13.1 million in operating income was primarily due to reduced SG&A expense in both the IDS and WPS segments, as well as reductions due to foreign currency translation. The decrease in SG&A leading to the increase in operating income in fiscal 2017 was partially offset by an increase in R&D spending.

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

OPERATING INCOME TO NET EARNINGS

(Dollars in thousands)	2017	% Sales	2016	% Sales	2015	% Sales
Operating income	$131,015	11.8%	$117,878	10.5%	$35,306	3.0%
Other income and (expense):
Investment and other income (expense)	1,121	0.1%	(709)	(0.1)%	845	0.1%
Interest expense	(5,504)	(0.5)%	(7,824)	(0.7)%	(11,156)	(1.0)%
Earnings from continuing operations before income taxes	126,632	11.4%	109,345	9.8%	24,995	2.1%
Income taxes	30,987	2.8%	29,235	2.6%	20,093	1.7%
Earnings from continuing operations	95,645	8.6%	80,110	7.1%	4,902	0.4%
Loss from discontinued operations, net of income taxes	—	—%	—	—%	(1,915)	(0.2)%
Net earnings	$95,645	8.6%	$80,110	7.1%	$2,987	0.3%

Investment and Other Income

Investment and other income was $1.1 million in fiscal 2017 compared to expense of $0.7 million in fiscal 2016 and income of $0.8 million in fiscal 2015. The increase in income in 2017 compared to 2016 was primarily due to an increase in the market value of securities held in executive deferred compensation plans. The increase in expense in 2016 compared to 2015 was primarily due to a decrease in the gain on market value of securities held in deferred compensation plans and an increase in foreign currency exchange losses.

Interest Expense

Interest expense decreased to $5.5 million in fiscal 2017 compared to $7.8 million in fiscal 2016 and $11.2 million in fiscal 2015. The decline since 2015 was due to the Company's declining principal balance under its outstanding debt agreements.

Income Taxes

The Company’s effective income tax rate was 24.5% in fiscal 2017. The effective income tax rate was reduced from the statutory tax rate of 35.0% due to the generation of foreign tax credits from cash repatriations that occurred during the year and geographic profit mix, partially offset by adjustments to the reserve for uncertain tax positions.
The Company’s effective income tax rate was 26.7% in fiscal 2016. The effective income tax rate was reduced from the statutory tax rate of 35.0% due to certain adjustments to tax accruals and reserves, the generation of foreign tax credit carryforwards, research and development tax credits and the section 199 manufacturer’s deduction.
The Company’s effective income tax rate was 80.4% in fiscal 2015. The effective income tax rate was significantly impacted by impairment charges of $46.9 million recognized during the period, as $39.8 million of these charges were nondeductible for income tax purposes. The effective income tax rate was further impacted by the generation of $5.0 million of foreign tax credit carry-forwards from the fiscal 2014 income tax return and increases in uncertain tax positions recognized in fiscal 2015.
Loss from Discontinued Operations

Discontinued operations include the Asia Die-Cut and European Die-Cut businesses ("Die-Cut"), of which a portion was divested in the fourth quarter of fiscal 2014 and the remainder was divested in the first quarter of fiscal 2015. The loss from discontinued operations net of income taxes of $1.9 million in fiscal 2015 primarily related to professional fees associated with the divestiture and a $0.4 million loss on the sale of Die-Cut, recorded during the three months ended October 31, 2014.

There was no depreciation or amortization expense recognized within discontinued operations for fiscal 2015 as the Die-Cut business was reported as held for sale beginning in the third quarter of fiscal 2013, at which point the fixed assets and intangible assets of these businesses were no longer depreciated or amortized in accordance with applicable U.S. GAAP.

Business Segment Operating Results

The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing its performance. Prior to August 1, 2016, administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.

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

Following is a summary of segment information for the fiscal years ended July 31:

(Dollars in thousands)	2017	2016	2015
SALES
ID Solutions	$800,392	$795,511	$826,824
Workplace Safety	312,924	325,114	344,907
Total	$1,113,316	$1,120,625	$1,171,731
SALES GROWTH INFORMATION
ID Solutions
Organic	1.6%	(0.7)%	1.7%
Currency	(1.0)%	(3.1)%	(4.2)%
Total	0.6%	(3.8)%	(2.5)%
Workplace Safety
Organic	(2.0)%	(0.7)%	(0.4)%
Currency	(1.7)%	(5.0)%	(8.0)%
Total	(3.7)%	(5.7)%	(8.4)%
Total Company
Organic	0.5%	(0.7)%	1.0%
Currency	(1.2)%	(3.7)%	(5.4)%
Total	(0.7)%	(4.4)%	(4.4)%
SEGMENT PROFIT
ID Solutions	$130,572	$112,276	$89,392
Workplace Safety	25,554	30,792	29,344
Total	$156,126	$143,068	$118,736
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	16.3%	14.1%	10.8%
Workplace Safety	8.2%	9.5%	8.5%
Total	14.0%	12.8%	10.1%

NET EARNINGS RECONCILIATION	Years ended:
(Dollars in thousands)	July 31, 2017	July 31, 2016	July 31, 2015
Total profit from reportable segments	$156,126	$143,068	$118,736
Unallocated costs:
Administrative costs	25,111	25,190	19,742
Restructuring charges	—	—	16,821
Impairment charges	—	—	46,867
Investment and other (income) expense	(1,121)	709	(845)
Interest expense	5,504	7,824	11,156
Earnings from continuing operations before income taxes	$126,632	$109,345	$24,995

ID Solutions

Fiscal 2017 vs. 2016

Approximately 70% of net sales in the ID Solutions segment were generated in the Americas region, 20% in EMEA, and 10% in APAC. IDS sales increased 0.6% to $800.4 million in fiscal 2017, compared to $795.5 million in fiscal 2016. Organic sales increased 1.6% and foreign currency fluctuations decreased sales by 1.0% due to the strengthening of the U.S. dollar against certain other major currencies in fiscal 2017 compared to fiscal 2016.

The IDS business in the Americas realized low-single digit organic sales growth in fiscal 2017 compared to fiscal 2016. The increase was primarily due to growth in the Wire ID product line due to increased sales of printer consumables, which were partially offset by a sales decline in the Healthcare ID product lines due to pricing pressures within certain product categories from the consolidation of group purchasing organizations. Organic sales grew in the mid-single digits in Canada, low-single digits in Mexico and Brazil, and grew slightly in the United States.

The IDS business in EMEA realized low-single digit organic sales growth in fiscal 2017 as compared to fiscal 2016. Organic sales growth in 2017 was primarily due to sales increases in the Product ID and Safety and Facility ID product lines. Organic sales growth in Western Europe was partially offset by organic sales declines in certain emerging markets due to weak demand in the oil and gas industry.

Organic sales in Asia grew in the high-single digits in fiscal 2017 compared to fiscal 2016. The IDS Asia region realized organic sales growth in both the OEM and MRO product categories in 2017 due to several new customer and project wins along with a general increase in activity within our existing customer base. Organic sales increased within all countries in the Asia region in 2017.

Segment profit increased to $130.6 million in fiscal 2017 from $112.3 million in fiscal 2016, an increase of $18.3 million or 16.3%. As a percent of sales, segment profit increased to 16.3% in fiscal 2017, compared to 14.1% in the prior year. The increase in segment profit was primarily driven by operational efficiencies in our manufacturing processes in all regions, as well as a reduction in SG&A expense due to ongoing process improvement activities.

Fiscal 2016 vs. 2015

Approximately 70% of net sales in the ID Solutions segment were generated in the Americas region, 20% in EMEA, and 10% in APAC. IDS sales decreased 3.8% to $795.5 million in fiscal 2016, compared to $826.8 million in fiscal 2015. Organic sales decreased 0.7% and currency fluctuations decreased sales by 3.1% due to the strengthening of the U.S. dollar against certain other major currencies in fiscal 2016 compared to fiscal 2015.

Organic sales in the Americas declined in the low-single digits in fiscal 2016 compared to fiscal 2015 primarily due to a slowdown in order patterns with certain of our customers in the United States and Canada which was reflective of a general slowdown in the industrial sector. In addition, we realized double-digit declines in OEM sales in Brazil due to weak economic conditions and increased competitive pressure. The Americas region experienced sales declines in the Wire ID and Safety and Facility ID product lines, which were partially offset by sales growth in the Product ID and Healthcare ID product lines.

The IDS business in EMEA realized low-single digit organic sales growth in fiscal 2016 compared to fiscal 2015. This increase was primarily driven by our core IDS businesses in Western and Central Europe where we had increased sales despite a lack of significant economic growth. The Product ID and Safety and Facility ID product lines in EMEA realized sales growth in 2016, which was partially offset by a sales decline in the Wire ID product line.

Organic sales in APAC declined in the mid-single digits in fiscal 2016 compared to fiscal 2015. The region had mid-single digit declines in the first three quarters of the year and effectively flat organic sales in the fourth quarter. The overall decline in organic sales was primarily due to reduced demand in the electronics industry in China as well as other regions within Asia, which we addressed through focused additions to our sales organization within the region.

Segment profit increased to $112.3 million in fiscal 2016 from $89.4 million in fiscal 2015, an increase of $22.9 million or 25.6%. As a percent of sales, segment profit increased to 14.1% in fiscal 2016, compared to 10.8% in the prior year. The increase in segment profit was primarily driven by operational efficiencies in our manufacturing processes in the Americas and Europe.

Workplace Safety

Fiscal 2017 vs. 2016

Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas, and 15% in Australia. WPS sales decreased 3.7% to $312.9 million in fiscal 2017, compared to $325.1 million in fiscal 2016, which consisted of an organic sales decline of 2.0% and a negative foreign currency impact of 1.7%.

The WPS business in Europe realized low-single digit organic sales growth in fiscal 2017 compared to fiscal 2016. The growth in the region was driven primarily by France and Sweden due to improvements in website functionality, digital sales, and key account management. Digital sales grew by double digits in the Europe region in fiscal 2017 compared to fiscal 2016.

Organic sales in the Americas declined in the high-single digits in fiscal 2017 compared to fiscal 2016. This decrease was primarily in North America due to lower response rates to catalog promotions and pricing pressures in industrial end markets. Although digital sales increased in the low-single digits, the increase was not enough to balance the decline in sales through the catalog channel. In addition, pricing pressures from certain competitors have led to an acceleration of organic sales declines in the region from prior years.
Organic sales in Australia were essentially flat in fiscal 2017 compared to fiscal 2016, following an extended period of organic sales declines. We have started to realize some sales growth by bringing our diverse product offering to many different industries in Australia as our sales to the mining industry have become less significant over the past several years. We continue to focus on enhancing our expertise in these industries to drive sales growth as well as addressing our cost structure to improve profitability.
Segment profit decreased to $25.6 million in fiscal 2017 from $30.8 million in fiscal 2016, a decrease of $5.2 million, or 16.9%. As a percentage of sales, segment profit decreased to 8.2% in fiscal 2017 compared to 9.5% in the prior year. The decrease in segment profit was primarily due to the decline in sales and reduced gross profit margins due to pricing challenges in the Americas region, which was partially offset by reduced selling, general and administrative expenses.
Fiscal 2016 vs. 2015
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas, and 15% in Australia. WPS sales decreased 5.7% to $325.1 million in fiscal 2016, compared to $344.9 million in fiscal 2015, which consisted of an organic sales decline of 0.7% and a negative currency impact of 5.0%. Since half of the WPS business is in Europe, the strengthening of the U.S. dollar against the Euro and British Pound during certain periods of the fiscal year had a larger impact on the WPS segment than it did on the IDS segment.

The WPS business in Europe realized low-single digit organic sales growth in fiscal 2016 compared to the prior year. The increase was primarily driven by Germany, France, and Belgium due to improvements in website functionality and key account management. These improvements led to a double-digit increase in digital sales in Europe compared to fiscal 2015.

Organic sales in the Americas declined in the low-single digits in fiscal 2016 compared to the prior year. This decrease was primarily in North America due to reduced demand for our products in the industrial end markets and a decrease in sales through traditional catalog channels, which were partially offset by slight growth in digital sales.
Organic sales in Australia declined in the mid-single digits in fiscal 2016 compared to fiscal 2015. The decrease in the Australian business was due to its higher concentration in industries that are experiencing economic challenges, which include manufacturing and mining production.
Segment profit for the WPS segment increased to $30.8 million in fiscal 2016 from $29.3 million in fiscal 2015, an increase of $1.5 million, or 5.1%. As a percentage of sales, segment profit increased to 9.5% in fiscal 2016 compared to 8.5% in the prior year. The increase in segment profit margin was mainly driven by a reduction in SG&A and catalog advertising.

Liquidity & Capital Resources

Cash and cash equivalents were $133.9 million at July 31, 2017, a decrease of $7.3 million from July 31, 2016. The following summarizes the cash flow statement for fiscal years ended July 31:

(Dollars in thousands)	2017	2016	2015
Net cash flow provided by (used in):
Operating activities	$144,032	$138,976	$93,348
Investing activities	(15,253)	(15,416)	(14,365)
Financing activities	(136,241)	(99,576)	(32,152)
Effect of exchange rate changes on cash	178	2,752	(14,173)
Net (decrease) increase in cash and cash equivalents	$(7,284)	$26,736	$32,658

Fiscal 2017 vs. 2016

Net cash provided by operating activities increased to $144.0 million during fiscal 2017 compared to $139.0 million in the prior year. The increase in cash provided by operating activities of $5.0 million was primarily due to higher net earnings partially offset by lower non-cash depreciation and amortization.

Net cash used in investing activities was $15.3 million during fiscal 2017, compared to $15.4 million in the prior year.

Net cash used in financing activities was $136.2 million during fiscal 2017, compared to $99.6 million during the prior year. The increase in cash used in financing activities of $35.1 million was primarily due to an increase of $75.3 million in credit facility and debt repayments in the current year, which was partially offset by a $14.5 million increase in proceeds from stock option exercises in the current year. The remainder of the change was due to $23.6 million of cash used for share repurchases in the prior year, while no shares were repurchased in the current year.
The effect of fluctuations in exchange rates increased cash balances by $0.2 million in fiscal 2017, primarily due to cash balances held in certain currencies that appreciated against the U.S. dollar during the current fiscal year.
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

Net cash used in investing activities was $15.4 million during fiscal 2016, compared to $14.4 million during fiscal 2015. Fiscal 2016 capital expenditures were $17.1 million compared to $26.7 million in the prior year due to the completion of facility consolidation activities in fiscal 2015. Fiscal 2015 capital expenditures were offset by $6.2 million in cash received for certain assets sold as part of facility consolidation activities, and $6.1 million in net cash received from the Die-Cut divestiture.

Net cash used in financing activities was $99.6 million during fiscal 2016, compared to $32.2 million during the prior year. The increase in cash used in financing activities was primarily due to improved operating performance and cash flow resulting in decreased net borrowings, which were partially offset by $23.6 million of share repurchases in fiscal 2016.

The effect of fluctuations in foreign currency exchange rates increased cash balances by $2.8 million in fiscal 2016 primarily due to cash balances held in currencies that appreciated against the U.S. dollar during the current fiscal year.

The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2017, approximately 71% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in tax charges.

Refer to Item 8, Note 6, "Debt" for information regarding the Company's debt holdings.

Subsequent Events Affecting Financial Condition
On September 6, 2017, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.82 to $0.83 per share. A quarterly dividend of $0.2075 will be paid on October 31, 2017, to shareholders of record at the close of business on October 10, 2017. This dividend represents an increase of 1.2% and is the 32nd consecutive annual increase in dividends.

Off-Balance Sheet Arrangements

The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
Operating Leases — The leases generally are entered into for investments in facilities such as manufacturing facilities, warehouses and office space and Company vehicles.
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
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2017, for long-term debt, operating lease obligations, purchase obligations, interest obligations, tax obligations and other obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-term Debt Obligations and Notes Payable	$107,764	$3,228	$53,202	$51,334	$—	$—
Operating Lease Obligations	60,585	17,456	22,155	13,075	7,899	—
Purchase Obligations (1)	33,171	31,923	1,236	12	—	—
Interest Obligations	6,777	2,259	4,518	—	—	—
Tax Obligations	18,362	—	—	—	—	18,362
Other Obligations (2)	3,074	449	736	648	1,241	—
Total	$229,733	$55,315	$81,847	$65,069	$9,140	$18,362

(1)	Purchase obligations include all open purchase orders as of July 31, 2017.

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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The gross liability for unrecognized tax benefits, excluding interest and penalties, was $18.4 million and $15.3 million as of July 31, 2017 and 2016, respectively. The entire amount of unrecognized tax benefits as of July 31, 2017 and 2016, would reduce the effective income tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $5.2 million and $4.3 million as of July 31, 2017 and 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Earnings. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $1.7 million in the next twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized through the Consolidated Statements of Earnings as an income tax benefit.
We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss and tax credit carry-forwards ("carry-forwards") and certain temporary differences in the amount of $38.6 million at July 31, 2017, and $38.0 million at July 31, 2016, based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the carry-forwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more carry-forwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. As of July 31, 2017, we have not provided U.S. deferred taxes for $244.1 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. At July 31, 2017, approximately $94.9 million of the Company's cash and cash equivalents were held outside the United States.

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

The Company has identified six reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2017: IDS Americas & Europe, $298.6 million; People ID, $93.3 million; and WPS Europe, $45.8 million. The IDS APAC, WPS Americas, and WPS APAC reporting units each have a goodwill balance of zero. The Company continues to believe that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital that reflects the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.

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

The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2017, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units passed Step One of the goodwill impairment test, and each had a fair value substantially in excess of its carrying value.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our websites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Brady's ability to retain large customers

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Brady's ability to execute facility consolidations and maintain acceptable operational service metrics

•	Litigation, including product liability claims

•	Risks associated with the loss of key employees

•	Divestitures, contingent liabilities from divestitures

•	Brady's ability to properly identify, integrate, and grow acquired companies

•	Foreign currency fluctuations

•	Changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•	Differing interests of voting and non-voting shareholders

•	Brady's ability to meet certain financial covenants required by our debt agreements

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Mexican Peso, the Malaysian Ringgit, the Chinese Yuan, and Singapore dollar. As of July 31, 2017, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $30.0 million. The Company uses Euro-denominated debt of €45.0 million designated as a hedge instrument to hedge portions of the Company’s net investment in its Euro-denominated businesses. The Company's revolving credit facility allows it to borrow up to $150.0 million in currencies other than U.S. dollars under an alternative currency sub-limit. The Company has periodically borrowed funds in Euro and British Pounds under this sub-limit. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates decreased fiscal 2017 sales by 1.2% compared to fiscal 2016 as the U.S. dollar appreciated, on average, against other major currencies throughout the year.
The Company is subject to the risk of change in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, the Canadian dollar, the Mexican Peso, the Singapore dollar, the British Pound, the Malaysian Ringgit, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ investment. The Company’s currency translation adjustment recorded in fiscal 2017, 2016, and 2015 as a separate component of stockholders’ investment was favorable by $8.6 million, unfavorable by $1.4 million, and unfavorable by $120.3 million, respectively. As of July 31, 2017 and 2016, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $162.5 million and $207.7 million, respectively. The potential decrease in net current assets as of July 31, 2017, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $16.2 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2017, the Company had no interest rate derivatives. The Company had variable rate debt outstanding of $54.6 million at a current weighted average interest rate of 1.3%. A hypothetical change in the interest rate of 10% from the Company's current weighted average interest rate on variable rate debt obligations of 1.3% would not have a material impact on the Company's interest expense.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Brady Corporation and subsidiaries at July 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 13, 2017

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2017 and 2016

	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$133,944	$141,228
Accounts receivable — net	149,638	147,333
Inventories:
Finished products	69,760	64,313
Work-in-process	18,117	16,678
Raw materials and supplies	19,147	18,436
Total inventories	107,024	99,427
Prepaid expenses and other current assets	17,208	19,436
Total current assets	407,814	407,424
Other assets:
Goodwill	437,697	429,871
Other intangible assets	53,076	59,806
Deferred income taxes	35,456	27,238
Other	18,077	17,181
Property, plant and equipment:
Cost:
Land	7,470	5,809
Buildings and improvements	98,228	95,355
Machinery and equipment	261,192	256,549
Construction in progress	4,109	2,842
	370,999	360,555
Less accumulated depreciation	272,896	258,111
Property, plant and equipment — net	98,103	102,444
Total	$1,050,223	$1,043,964
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$3,228	$4,928
Accounts payable	66,817	62,245
Wages and amounts withheld from employees	58,192	45,998
Taxes, other than income taxes	7,970	7,403
Accrued income taxes	7,373	6,136
Other current liabilities	43,618	40,017
Total current liabilities	187,198	166,727
Long-term obligations	104,536	211,982
Other liabilities	58,349	61,657
Total liabilities	350,083	440,366
Stockholders’ investment:
Class A nonvoting common stock — Issued 51,261,487 shares at July 31, 2017 and 2016, respectively, (aggregate liquidation preference of $42,803 at July 31, 2017 and 2016, respectively)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	322,608	317,001
Earnings retained in the business	507,136	453,371
Treasury stock — 3,446,669 and 4,340,513 shares at July 31, 2017 and 2016, respectively of Class A nonvoting common stock, at cost	(85,470)	(108,714)
Accumulated other comprehensive loss	(44,682)	(54,745)
Other	—	(3,863)
Total stockholders’ investment	700,140	603,598
Total	$1,050,223	$1,043,964

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$1,113,316	$1,120,625	$1,171,731
Cost of products sold	555,024	561,852	613,299
Gross margin	558,292	558,773	558,432
Operating expenses:
Research and development	39,624	35,799	36,734
Selling, general and administrative	387,653	405,096	422,704
Restructuring charges	—	—	16,821
Impairment charges	—	—	46,867
Total operating expenses	427,277	440,895	523,126
Operating income	131,015	117,878	35,306
Other income (expense):
Investment and other income (expense)	1,121	(709)	845
Interest expense	(5,504)	(7,824)	(11,156)
Earnings from continuing operations before income taxes	126,632	109,345	24,995
Income tax expense	30,987	29,235	20,093
Earnings from continuing operations	$95,645	$80,110	$4,902
Loss from discontinued operations, net of income taxes	—	—	(1,915)
Net earnings	$95,645	$80,110	$2,987
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$1.87	$1.59	$0.10
Diluted	$1.84	$1.58	$0.10
Earnings from continuing operations per Class B Voting Common Share:
Basic	$1.86	$1.57	$0.08
Diluted	$1.83	$1.56	$0.08
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$1.87	$1.59	$0.06
Diluted	$1.84	$1.58	$0.06
Dividends	$0.82	$0.81	$0.80
Net earnings per Class B Voting Common Share:
Basic	$1.86	$1.57	$0.04
Diluted	$1.83	$1.56	$0.04
Dividends	$0.80	$0.79	$0.78
Weighted average common shares outstanding (in thousands):
Basic	51,056	50,541	51,285
Diluted	51,956	50,769	51,383
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands)
Net earnings	$95,645	$80,110	$2,987
Other comprehensive income (loss):
Foreign currency translation adjustments:
Net gain (loss) recognized in other comprehensive income (loss)	8,621	(1,405)	(85,622)
Reclassification adjustment for gains included in net earnings	—	—	(34,697)
	8,621	(1,405)	(120,319)

Net investment hedge and long-term intercompany loan translation adjustments:
Net (loss) gain recognized in other comprehensive income (loss)	(1,404)	(2,280)	22,023
Reclassification adjustment for gains included in net earnings	—	—	(393)
	(1,404)	(2,280)	21,630

Cash flow hedges:
Net (loss) gain recognized in other comprehensive income (loss)	(225)	(1,254)	1,643
Reclassification adjustment for losses (gains) included in net earnings	486	196	(1,325)
	261	(1,058)	318
Pension and other post-retirement benefits:
Net gain (loss) recognized in other comprehensive income (loss)	647	(293)	1,057
Actuarial gain amortization	(483)	(612)	(741)
Prior service credit amortization	—	(1,035)	(1,170)
Reclassification adjustment for gains included in net earnings	—	—	(1,741)
	164	(1,940)	(2,595)

Other comprehensive income (loss), before tax	7,642	(6,683)	(100,966)
Income tax benefit (expense) related to items of other comprehensive income (loss)	2,421	(3,028)	(8,224)
Other comprehensive income (loss), net of tax	10,063	(9,711)	(109,190)
Comprehensive income (loss)	$105,708	$70,399	$(106,203)
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended July 31, 2017, 2016 and 2015

	Common Stock	Additional Paid-In Capital	Earnings Retained in the Business	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Other
	(In thousands, except per share amounts)
Balances at July 31, 2014	$548	$311,811	$452,057	$(93,337)	$64,156	$(2,159)
Net earnings	—	—	2,987	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(109,190)	—
Issuance of 102,780 shares of Class A Common Stock under stock plan	—	(1,315)	—	2,735	—	—
Other	—	2,312	—	(2,632)	—	(905)
Tax shortfall from exercise of stock options and deferred compensation distributions	—	(2,876)	—	—	—	—
Stock-based compensation expense (Note 7)	—	4,471	—	—	—	—
Cash dividends on Common Stock
Class A — $0.80 per share	—	—	(38,204)	—	—	—
Class B — $0.78 per share	—	—	(2,771)	—	—	—
Balances at July 31, 2015	$548	$314,403	$414,069	$(93,234)	$(45,034)	$(3,064)
Net earnings	—	—	80,110	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(9,711)	—
Issuance of 304,471 shares of Class A Common Stock under stock plan	—	(3,830)	—	8,300	—	—
Other (Note 7)	—	(10)	—	(228)	—	(799)
Tax shortfall from exercise of stock options and deferred compensation distributions	—	(1,716)	—	—	—	—
Stock-based compensation expense (Note 7)	—	8,154	—	—	—	—
Purchase of 1,153,689 shares of Class A Common Stock	—	—	—	(23,552)	—	—
Cash dividends on Common Stock
Class A — $0.81 per share	—	—	(38,001)	—	—	—
Class B — $0.79 per share	—	—	(2,807)	—	—	—
Balances at July 31, 2016	$548	$317,001	$453,371	$(108,714)	$(54,745)	$(3,863)
Net earnings	—	—	95,645	—	—	—
Other comprehensive income, net of tax	—	—	—	—	10,063	—
Issuance of 893,844 shares of Class A Common Stock under stock plan	—	(5,868)	—	23,591	—	—
Other (Note 7)	—	1,943	—	(347)	—	3,863
Tax benefit from exercise of stock options, vesting of RSUs, and deferred compensation distributions	—	37	—	—	—	—
Stock-based compensation expense (Note 7)	—	9,495	—	—	—	—
Cash dividends on Common Stock
Class A — $0.82 per share	—	—	(39,037)	—	—	—
Class B — $0.80 per share	—	—	(2,843)	—	—	—
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)	$—

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands)
Operating activities:
Net earnings	$95,645	$80,110	$2,987
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,303	32,432	39,458
Non-cash portion of restructuring charges	—	—	4,164
Non-cash portion of stock-based compensation expense	9,495	8,154	4,471
Impairment charges	—	—	46,867
Loss on sales of businesses, net	—	—	426
Deferred income taxes	(8,618)	2,085	(7,233)
Changes in operating assets and liabilities (net of effects of business divestitures):
Accounts receivable	766	8,159	1,317
Inventories	(5,687)	4,833	(763)
Prepaid expenses and other assets	1,812	475	9,188
Accounts payable and accrued liabilities	22,255	3,928	(8,516)
Income taxes	1,061	(1,200)	982
Net cash provided by operating activities	144,032	138,976	93,348
Investing activities:
Purchases of property, plant and equipment	(15,167)	(17,140)	(26,673)
Sales of businesses, net of cash retained	—	—	6,111
Other	(86)	1,724	6,197
Net cash used in investing activities	(15,253)	(15,416)	(14,365)
Financing activities:
Payment of dividends	(41,880)	(40,808)	(40,976)
Proceeds from exercise of stock options	19,728	5,246	1,644
Purchase of treasury stock	—	(23,552)	—
Proceeds from borrowing on credit facilities	180,320	96,276	83,382
Repayment of borrowing on credit facilities	(244,268)	(91,759)	(32,314)
Principal payments on debt	(49,302)	(42,514)	(42,514)
Debt issuance costs	—	(803)	—
Income tax on equity-based compensation, and other	(839)	(1,662)	(1,374)
Net cash used in financing activities	(136,241)	(99,576)	(32,152)
Effect of exchange rate changes on cash and cash equivalents	178	2,752	(14,173)
Net (decrease) increase in cash and cash equivalents	(7,284)	26,736	32,658
Cash and cash equivalents, beginning of period	141,228	114,492	81,834
Cash and cash equivalents, end of period	$133,944	$141,228	$114,492
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,766	$8,528	$11,164
Income taxes	31,885	28,497	25,024

See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2017, 2016 and 2015
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
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.
Discontinued Operations — The results of operations of the Die-Cut businesses have been reported as discontinued operations for the year ended July 31, 2015. In accordance with the authoritative literature, the Company has elected to not separately disclose the cash flows related to discontinued operations. See Note 13 for additional information about the Company's discontinued operations.
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
Cash Equivalents — The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $4,629 and $5,144 as of July 31, 2017 and 2016, respectively. No single customer comprised more than 10% of the Company’s consolidated net sales in fiscal 2017 or 2016, or 10% of the Company’s consolidated accounts receivable as of July 31, 2017 or 2016. Specific customer provisions are made during review of significant outstanding amounts, in which customer creditworthiness and current economic trends may indicate that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the accounts receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or market. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (13.5% of total inventories at July 31, 2017, and 14.0% of total inventories at July 31, 2016) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $6,807 and $6,929 as of July 31, 2017 and 2016, respectively.

Goodwill — Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between market participants on an arms-length basis. In estimating the fair value, the Company utilizes a discounted cash flow model and market multiples approach. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed on May 1, 2017, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("Step One") indicated that all reporting units with remaining goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recorded during the year ended July 31, 2017.

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

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. If impairment is determined to exist, any related impairment loss is calculated by comparing the fair value of the asset to its carrying value. In fiscal 2017, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no material impairment charges were recorded. Refer to Note 2, "Goodwill and Other Intangible Assets" for further information.
Property, Plant, and Equipment — Property, plant, and equipment are recorded at cost. The cost of buildings and improvements, computer systems, and machinery and equipment are depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings & Improvements	10 to 33 Years
Computer Systems	5 Years
Machinery & Equipment	3 to 10 Years

Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged or credited to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $20,190, $23,375, and $27,355 for the years ended July 31, 2017, 2016 and 2015, respectively.

Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is realized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with similar catalogs, and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2017 and 2016, $7,299 and $8,290, respectively, of prepaid catalog costs were included in prepaid expenses and other current assets.
Revenue Recognition — Revenue is recognized when it is both earned and realized or realizable. The Company’s policy is to recognize revenue when title to the product and risk of loss have transferred to the customer, persuasive evidence of an arrangement exists, and collection of the sales proceeds is reasonably assured, most of which occur upon shipment of goods to customers. The majority of the Company’s revenue relates to the sale of inventory to customers, and revenue is recognized when title and the risks and rewards of ownership pass to the customer. Given the nature of the Company’s business and the applicable rules guiding revenue recognition, the Company’s revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated returns and credit memos. The Company provides for an allowance for estimated product returns and credit memos which is recognized as a deduction from net sales at the time of the sale. As of July 31, 2017 and 2016, the Company had a reserve for estimated product returns and credit memos of $3,873 and $3,713, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives and cash discounts) given to its customers or resellers as a reduction of revenue rather than an operating expense. Sales incentives for the years ended July 31, 2017, 2016, and 2015 were $37,134, $36,084, and $36,591, respectively.
Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.

Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailing costs as outlined previously. Advertising expense for the years ended July 31, 2017, 2016, and 2015 was $68,268, $74,204, and $86,090, respectively.
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

The Company includes as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and restricted shares and RSUs vested during the period. See Note 7 “Stockholders' Investment” for more information regarding the Company’s incentive stock plans.
Research and Development — Amounts expended for research and development are expensed as incurred.
Other Comprehensive Income — Other comprehensive income consists of foreign currency translation adjustments, net investment hedge and long-term intercompany loan translation adjustments, net unrealized gains and losses from cash flow hedges, and the unamortized gain on defined-benefit pension plans net of their related tax effects.
Foreign Currency Translation — Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the average rates of exchange for the period. Resulting translation adjustments are included in other comprehensive income.
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
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months. These instruments may or may not qualify as hedges under the accounting guidance for derivative instruments and hedging activities based upon the intended objective of the contract. Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current earnings. The amount of hedge ineffectiveness was not material for the fiscal years ended July 31, 2017, 2016, and 2015.

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

The Company also utilizes Euro-denominated debt designated as a hedge instrument to hedge portions of the Company’s net investments in Euro-denominated foreign operations. For net investment hedges that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded as cumulative translation within AOCI and are included in the net investment hedge section of the Consolidated Statements of Comprehensive Income (Loss). Any ineffective portions are to be recognized in earnings. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.

The Company also enters into foreign exchange contracts to create economic hedges to manage foreign exchange risk exposure. The Company has not designated these derivative contracts as hedge transactions, and accordingly, the mark-to-market impact of these derivative contracts is recorded each period in current earnings.

See Note 12 "Derivatives and Hedging Activities" for more information regarding the Company’s derivative instruments and hedging activities.

New Accounting Standards — In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment" which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter; however early adoption is permitted for any impairment tests performed after January 1, 2017.  This guidance will only impact the Company's consolidated financial statements if there is a future impairment of goodwill.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting," which will simplify several aspects of accounting for share-based payment transactions. The update will require, among other items, that all excess tax deficiencies or benefits be recorded as income tax expense or benefit in the statement of earnings, and not in additional paid-in capital. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of the ASU is permitted and the prospective transition method should be applied. The Company does not expect the adoption of this update to have a material impact on the financial statements of the Company.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (“LIFO”) is not impacted by the new standard. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted and the prospective transition method should be applied. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

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

ASU 2014-09 (and related updates) is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2016.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company's efforts to evaluate the impact and to prepare for its adoption on August 1, 2018 are underway as the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of evaluating the impact of the new standard on its consolidated financial statements. The Company currently anticipates applying the modified retrospective approach when adopting this guidance.

2. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2017 and 2016, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2015	$382,786	$50,413	$433,199
Translation adjustments	1,743	(5,071)	(3,328)
Balance as of July 31, 2016	$384,529	$45,342	$429,871
Translation adjustments	4,845	2,981	7,826
Realignment of businesses between segments	$2,490	$(2,490)	$—
Balance as of July 31, 2017	$391,864	$45,833	$437,697

Goodwill at July 31, 2017 and 2016, is net of $118,637 and $209,392 of accumulated impairment losses within the IDS and WPS segments, respectively, for a total of $328,029. There were no impairment charges recorded during fiscal 2017. The increase of $7,826 in the carrying amount of goodwill as of July 31, 2017, compared to July 31, 2016, was due to the effect of currency fluctuations during the fiscal year.

As further discussed in Note 8 - Segment Information, the Company realigned certain businesses between the WPS and IDS reportable segments effective August 1, 2016. In accordance with ASC 350, "Intangibles - Goodwill and Other," the Company completed a relative fair value calculation of the businesses that were realigned and moved the corresponding goodwill balance of $2,490 between the two reportable segments.

The annual impairment testing performed on May 1, 2017, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units with remaining goodwill (IDS Americas & Europe, People ID, and WPS Europe) passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.

Other Intangible Assets

Other intangible assets include patents, tradenames, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2017				July 31, 2016
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,358	$(471)	$887	5	$12,252	$(11,063)	$1,189
Tradenames and other	9	4,528	(4,229)	299	5	14,359	(13,709)	650
Customer relationships	8	60,759	(31,909)	28,850	7	135,795	(100,830)	34,965
Non-compete agreements and other	N/A	—	—	—	4	9,153	(9,142)	11
Unamortized other intangible assets:
Tradenames	N/A	23,040	—	23,040	N/A	22,991	—	22,991
Total		$89,685	$(36,609)	$53,076		$194,550	$(134,744)	$59,806
Fully amortized definite-lived intangible assets have historically been retained in gross asset and accumulated amortization accounts. In the fourth quarter of fiscal 2017, the Company made an accounting policy election to remove the gross carrying amount and accumulated amortization of the fully amortized intangible assets from these accounts as the period of economic benefit related to these assets has lapsed and the assets have either been abandoned, have expired, or have lost their value over time. The gross carrying amount and accumulated amortization of the fully amortized intangibles that were removed was $107,741. The decrease in the gross carrying amount as of July 31, 2017, compared to July 31, 2016, was partially offset by the positive effect of currency fluctuations during the year.
Amortization expense on intangible assets during the fiscal years ended July 31, 2017, 2016, and 2015 was $7,113, $9,056 and $12,103, respectively. Amortization expense over each of the next five fiscal years is projected to be $6,456, $6,199, $5,201, $5,160 and $5,010 for the fiscal years ending July 31, 2018, 2019, 2020, 2021 and 2022, respectively.

3. Other Comprehensive Income (Loss)
Other comprehensive income (loss) consists of foreign currency translation adjustments, net investment hedge and long-term intercompany loan translation adjustments, net unrealized gains and losses from cash flow hedges, and the unamortized gain on defined-benefit pension plans net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2015	$9	$3,438	$(48,481)	$(45,034)
Other comprehensive (loss) income before reclassification	(986)	445	(7,643)	(8,184)
Amounts reclassified from accumulated other comprehensive loss	120	(1,647)	—	(1,527)
Ending balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
Other comprehensive income before reclassification	670	867	8,713	10,250
Amounts reclassified from accumulated other comprehensive loss	296	(483)	—	(187)
Ending balance, July 31, 2017	$109	$2,620	$(47,411)	$(44,682)
The decrease in accumulated other comprehensive loss as of July 31, 2017, compared to July 31, 2016, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the fiscal year. The foreign currency translation adjustments column in the table above includes foreign currency translation, foreign currency translation on intercompany notes and the impact of settlements of net investment hedges, net of tax. Of $187 reclassified from AOCI, $296 loss on cash flow hedges was reclassified into cost of products sold, and the $483 net gain on post-retirement plans was reclassified into SG&A on the Consolidated Statement of Earnings in fiscal 2017.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss):

	2017	2016	2015
Income tax benefit (expense) related to items of other comprehensive income (loss):
Net investment hedge translation adjustments	$1,170	$(1,804)	$(8,450)
Cash flow hedges	705	192	(308)
Pension and other post-retirement benefits	(4)	738	949
Other income tax adjustments	550	(2,154)	(415)
Income tax benefit (expense) related to items of other comprehensive income (loss)	$2,421	$(3,028)	$(8,224)
4. Employee Benefit Plans
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan was amended effective March 16, 2015, to eliminate postretirement medical benefits for eligible domestic employees retiring on or after January 1, 2016. This amendment resulted in a decrease in the accumulated postretirement benefit obligation of $4,490 and recognition of a curtailment gain of $4,296 during the fiscal year ended July 31, 2015. The curtailment gain was recorded in SG&A on the Consolidated Statements of Earnings.
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
The Plan is unfunded and recorded as a liability in the accompanying Consolidated Balance Sheets as of July 31, 2017 and 2016. The following table provides a reconciliation of the changes in the Plan’s accumulated benefit obligation during the years ended July 31:

	2017	2016
Obligation at beginning of year	$3,800	$4,135
Service cost	—	9
Interest cost	89	114
Actuarial gain	—	(38)
Benefit payments	(499)	(420)
Obligation at end of fiscal year	$3,390	$3,800
As of July 31, 2017 and 2016, amounts recognized as liabilities in the accompanying Consolidated Balance Sheets consist of:

	2017	2016
Current liability	$449	$499
Non-current liability	2,941	3,301
	$3,390	$3,800

As of July 31, 2017 and 2016, pre-tax amounts recognized in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets consist of net actuarial gains of $5,504 and $6,048, respectively.
Net periodic benefit gain for the Plan for fiscal years ended July 31, 2017, 2016, and 2015 includes the following components:

	Years Ended July 31,
	2017	2016	2015
Net periodic postretirement benefit gain included the following components:
Service cost	$—	$9	$210
Interest cost	89	114	222
Amortization of prior service credit	—	(1,035)	(1,169)
Amortization of net actuarial gain	(544)	(646)	(804)
Curtailment gain	—	—	(4,296)
Periodic postretirement benefit gain	$(455)	$(1,558)	$(5,837)
The estimated net actuarial gain that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year is $520. No prior service credit remains due to the plan amendment to eliminate post-retirement benefits for employees retiring after January 1, 2016.
The following assumptions were used in accounting for the Plan:

	2017	2016	2015
Weighted average discount rate used in determining accumulated postretirement benefit obligation	2.50%	2.50%	3.00%
Weighted average discount rate used in determining net periodic benefit cost	2.50%	3.00%	3.41%
Assumed health care trend rate used to measure accumulated postretirement benefit obligation at July 31	7.25%	7.50%	7.00%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Fiscal year the ultimate trend rate is reached	2024	2018	2018

A one-percentage point change in assumed health care cost trend rates would have the following effects on the Plan:

	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on future service and interest cost	$4	$(5)
Effect on accumulated postretirement benefit obligation at July 31, 2017	18	(19)
The following benefit payments are expected to be paid during the years ending July 31:

2018	$449
2019	377
2020	359
2021	339
2022	309
2023 through 2027	1,241
The Company sponsors defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2017 and 2016, the accumulated pension obligation related to these plans was $6,075 and $7,120, respectively. As of July 31, 2017 and 2016, pre-tax amounts recognized in accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets were losses of $641 and $1,161, respectively. The net periodic benefit cost for these plans was $665, $795, and $724 during the years ended July 31, 2017, 2016 and 2015, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plans, based on earnings of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,327 and $3,380 were included in other current liabilities on the accompanying Consolidated Balance Sheets as of July 31, 2017 and 2016, respectively. The amounts charged to expense for these retirement and profit sharing plans were $13,750, $10,407, and $9,912 during the years ended July 31, 2017, 2016 and 2015, respectively.

The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan. Both plans allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. At July 31, 2017 and 2016, $14,121 and $18,758, respectively, of deferred compensation was included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

5. Income Taxes

Earnings from continuing operations before income taxes consists of the following:

	Years Ended July 31,
	2017	2016	2015
United States	$43,561	$61,349	$(582)
Other Nations	83,071	47,996	25,577
Total	$126,632	$109,345	$24,995

The decrease in earnings from continuing operations before income taxes in the United States to $43,561 in fiscal 2017 from $61,349 in fiscal 2016 was primarily due to intercompany royalty transactions that occurred in fiscal 2016 which increased U.S. earnings before income taxes by $21,003.  The increase in earnings from continuing operations before income taxes in Other Nations to $83,071 in fiscal 2017 from $47,996 in fiscal 2016 was primarily due to intercompany royalty transactions that occurred in fiscal 2016 which decreased earnings in other nations before income taxes by $21,003, as well as improved profitability in fiscal 2017 in both our European and Asian-based businesses.

The increase in earnings from continuing operations before income taxes in the United States to $61,349 in fiscal 2016 from a loss of $582 in fiscal 2015 was primarily due to impairment and restructuring charges of $24,574 recognized in fiscal 2015, as well as intercompany royalty transactions that occurred in fiscal 2016 which increased U.S. earnings before income taxes by $21,003.  The increase in earnings from continuing operations before income taxes in Other Nations to $47,996 in fiscal 2016 from $25,577 in fiscal 2015 was primarily due to impairment and restructuring charges of $39,114 recognized in fiscal 2015, as well as intercompany royalty transactions that occurred in fiscal 2016 which decreased earnings before income taxes by $21,003.

Income tax expense from continuing operations consists of the following:

	Years Ended July 31,
	2017	2016	2015
Current income tax expense (benefit):
United States	$15,279	$5,048	$9,075
Other Nations	23,826	19,929	18,806
States (U.S.)	1,163	1,348	(352)
	$40,268	$26,325	$27,529
Deferred income tax (benefit) expense:
United States	$(8,173)	$3,946	$(5,906)
Other Nations	(1,329)	(1,387)	(1,868)
States (U.S.)	221	351	338
	$(9,281)	$2,910	$(7,436)
Total income tax expense	$30,987	$29,235	$20,093

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes.

The tax effects of temporary differences are as follows:

	July 31, 2017
	Assets	Liabilities	Total
Inventories	$4,516	$(1)	$4,515
Prepaid catalog costs	—	(1,107)	(1,107)
Employee benefits	8,932	—	8,932
Accounts receivable	1,141	(11)	1,130
Fixed assets	2,819	(3,884)	(1,065)
Intangible assets	1,187	(37,681)	(36,494)
Capitalized R&D expenditures	570	—	570
Deferred compensation	16,743	—	16,743
Postretirement benefits	4,144	—	4,144
Tax credit and net operating loss carry-forwards	70,128	—	70,128
Less valuation allowance	(38,563)	—	(38,563)
Other, net	12,060	(10,798)	1,262
Total	$83,677	$(53,482)	$30,195

	July 31, 2016
	Assets	Liabilities	Total
Inventories	$5,142	$(153)	$4,989
Prepaid catalog costs	—	(1,577)	(1,577)
Employee benefits	6,347	—	6,347
Accounts receivable	1,619	(15)	1,604
Fixed assets	2,847	(2,695)	152
Intangible assets	1,144	(31,777)	(30,633)
Capitalized R&D expenditures	855	—	855
Deferred compensation	20,549	—	20,549
Postretirement benefits	4,152	—	4,152
Tax credit and net operating loss carry-forwards	56,790	—	56,790
Less valuation allowance	(37,992)	—	(37,992)
Other, net	10,918	(15,173)	(4,255)
Total	$72,371	$(51,390)	$20,981

Tax loss carry-forwards at July 31, 2017 are comprised of:

•	Foreign net operating loss carry-forwards of $126,423, of which $99,077 have no expiration date and the remainder of which expire within the next five years.

•	State net operating loss carry-forwards of $35,875, which expire from 2022 to 2034.

•	Foreign tax credit carry-forwards of $27,022, which expire from 2021 to 2027.

•	State research and development credit carry-forwards of $11,028, which expire from 2018 to 2033.
The valuation allowance increased by $571 during the fiscal year ended July 31, 2017, primarily due to the application of valuation allowances to the generation of current year net operating losses in Brazil, United Kingdom and Sweden. These increases were partially offset by decreases in the valuation allowance in China, India, and Wisconsin due to the utilization of net operating loss carry-forwards that had valuation allowances applied to them. If reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.
The valuation allowance decreased by $1,930 during the fiscal year ended July 31, 2016, primarily due to the appreciation of the U.S. Dollar against the Swedish Krona and the utilization of net operating loss carry-forwards that had valuation allowances applied to them in China and India. These decreases were partially offset by the increase in valuation allowances in Brazil due to the application of valuation allowances to the generation of net operating losses during fiscal 2016. If reversed in future periods, substantially all of the valuation allowance would impact the income tax rate.

Rate Reconciliation
A reconciliation of the tax computed by applying the statutory U.S. federal income tax rate to earnings from continuing operations before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
Impairment charges (1)	—%	—%	55.8%
State income taxes, net of federal tax benefit	1.0%	0.8%	1.6%
International rate differential	(6.3)%	0.4%	(2.2)%
Rate variances arising from foreign subsidiary distributions (2)	(5.9)%	0.5%	(0.3)%
Adjustments to tax accruals and reserves (3)	3.6%	(3.7)%	17.8%
Research and development tax credits and section 199 manufacturer’s deduction	(1.8)%	(3.6)%	(3.9)%
Non-deductible divestiture fees and account write-offs	(0.6)%	(0.4)%	(4.8)%
Deferred tax and other adjustments (4)	(0.6)%	(1.4)%	(21.1)%
Other, net	0.1%	(0.9)%	2.5%
Effective tax rate	24.5%	26.7%	80.4%

(1)	For the year ended July 31, 2015, $39.8 million of the total impairment charge of $46.9 million recorded was nondeductible for income tax purposes.

(2)	The year ended July 31, 2017, includes the generation of foreign tax credit carry-forwards from cash repatriations that occurred during the fiscal year.

(3)
The years ended July 31, 2017 and 2015, include increases in current year uncertain tax positions, while the year ended July 31, 2016, includes reductions of uncertain tax positions resulting from the closure of audits and lapses in statutes of limitations.

(4)	The year ended July 31, 2015, includes the generation $5.0 million of foreign tax credit carry-forwards from the fiscal 2014 U.S. tax return.

Uncertain Tax Positions

The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more likely than not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2014	$17,849
Additions based on tax positions related to the current year	5,862
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(280)
Lapse of statute of limitations	(805)
Settlements with tax authorities	(221)
Cumulative Translation Adjustments and other	(1,272)
Balance as of July 31, 2015	$21,133
Additions based on tax positions related to the current year	3,093
Additions for tax positions of prior years	1,290
Reductions for tax positions of prior years	(9,369)
Lapse of statute of limitations	(344)
Settlements with tax authorities	(456)
Cumulative Translation Adjustments and other	(53)
Balance as of July 31, 2016	$15,294
Additions based on tax positions related to the current year	2,500
Additions for tax positions of prior years	1,124
Reductions for tax positions of prior years	(62)
Lapse of statute of limitations	(663)
Settlements with tax authorities	(118)
Cumulative Translation Adjustments and other	287
Balance as of July 31, 2017	$18,362

The $18,362 of unrecognized tax benefits, if recognized, would affect the Company's effective income tax rate. The Company has classified $11,725 and $9,304, excluding interest and penalties, of the reserve for uncertain tax positions in Other Liabilities on the Consolidated Balance Sheets as of July 31, 2017 and 2016, respectively. The Company has classified $6,637 and $5,990, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the Consolidated Balance Sheets as of July 31, 2017 and 2016, respectively.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized an increase of $674, an increase of $3 and a decrease of $157 in interest expense during the years ended July 31, 2017, 2016, and 2015, respectively. There was a $218 increase to the reserve for uncertain tax positions for penalties during the year ended July 31, 2017, an increase of $66 during the year ended July 31, 2016, and no changes during the year end July 31, 2015. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2017 and 2016, the Company had $2,239 and $1,530, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. Interest expense and penalties are recorded as a component of income tax expense in the Consolidated Statements of Earnings.
At July 31, 2017 and 2016, the Company had $2,948 and $2,730, respectively, accrued for penalties on unrecognized tax benefits.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $1,748 within twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations. The maximum amount that would be recognized in the Consolidated Statements of Earnings as an income tax benefit is $1,748 during the next twelve months.

During the year ended July 31, 2017, the Company recognized $726 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations. The Company also recognized $320 of tax benefits (including interest and penalties) associated with the reduction of tax positions for prior years due to the closure of tax audits.
The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’15 — F’17
France	F’14 — F’17
Germany	F’09 — F’17
United Kingdom	F’16 — F’17
Unremitted Earnings
The Company does not provide for U.S. deferred taxes on cumulative earnings of non-U.S. affiliates and associated companies that have been reinvested indefinitely. These earnings relate to ongoing operations and at July 31, 2017, were approximately $244,123. These earnings have been reinvested in non-U.S. business operations, and the Company does not intend to repatriate these earnings to fund U.S. operations if doing so would result in incremental tax expense. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. At July 31, 2017, $94,861 of the total $133,944 in cash and cash equivalents was held outside of the U.S.
6. Debt
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300,000 multi-currency revolving loan agreement with a group of six banks. Under this revolving loan agreement, which has a final maturity date of September 25, 2020, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300,000 up to $450,000. During fiscal 2017, the Company repaid $60,666 of its revolving loan agreement and the maximum amount outstanding throughout the year was $112,000. As of July 31, 2017, the outstanding balance on the credit facility was $51,334 and the Company had outstanding letters of credit under the revolving loan agreement of $4,067. There was $244,599 available for future borrowing under the credit facility, which can be increased to $394,599 at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations" on the Consolidated Balance Sheets.
The Company has a multi-currency line of credit in China with capacity of $10,000. This line of credit supports USD-denominated or CNY-denominated borrowing to fund working capital and operations for the Company's Chinese entities and is due on demand. The borrowings under this facility may be made for a period up to one year from the date of borrowing with interest on the USD-denominated borrowings incurred equal to U.S. dollar LIBOR on the date of borrowing plus a margin based upon duration and on the CNY-denominated borrowings incurred equal to the local China rate based upon duration. There is no ultimate maturity on the facility and it is subject to periodic review and repricing. The Company is not required to comply with any financial covenants as part of this agreement. The maximum amount outstanding on this facility was $5,691 and the Company repaid $1,700 during fiscal 2017. As of July 31, 2017, the aggregate outstanding balance on this line of credit in China was $3,228 and there was $6,772 available for future borrowings. Due to the short-term nature of this credit facility, the borrowings are classified as "Notes payable" within current liabilities in the accompanying Consolidated Balance Sheets.
On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consisted of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries.
During fiscal 2006 and 2007, the Company completed two private placement note issuances totaling $350 million in ten-year fixed rate notes with varying maturity dates to institutional investors at interest rates varying from 5.30% to 5.33%. The notes must be repaid equally over seven years, with interest payable on the notes due semiannually on various dates throughout the year. The private placements were exempt from the registration requirements of the Securities Act of 1933. The notes were not registered for resale and may not be resold absent such registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state securities laws. The notes have certain prepayment penalties for repaying them prior to the maturity date. Under the debt agreement, the Company made scheduled principal payments of $42.5 million in fiscal years 2016 and 2015, respectively. The final principal payment for the 2006 series of notes was made during fiscal 2016, while the final principal payment for the 2007 series of notes was made during fiscal 2017.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2017, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 0.7 to 1.0 and the interest expense coverage ratio equal to 30.6 to 1.0.
Total debt consists of the following as of July 31:

	2017	2016
Euro-denominated notes payable in 2017 at a fixed rate of 3.71%	$—	$33,459
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	53,202	50,188
USD-denominated notes payable through 2017 at a fixed rate of 5.33%	—	16,335
USD-denominated borrowing on revolving loan agreement at a weighted average rate of 1.94% and 1.31% as of July 31, 2017 and 2016, respectively	16,998	112,000
EUR-denominated borrowing on revolving loan agreement at a weighted average rate of 0.75% as of July 31, 2017	34,336	—
CNY-denominated borrowing on China revolving loan agreement at a weighted average rate of 3.92% and 4.00% as of July 31, 2017 and 2016, respectively	2,228	4,928
USD-denominated borrowing on China revolving loan agreement at a weighted average rate of 2.63% as of July 31, 2017	1,000	—
	$107,764	$216,910
Less notes payable	(3,228)	(4,928)
Total long-term debt	$104,536	$211,982
The Company had outstanding letters of credit of $4,067 and $4,261 at July 31, 2017 and 2016, respectively.
The estimated fair value of the Company’s long-term obligations was $109,303 and $218,977 at July 31, 2017 and 2016, respectively, as compared to the carrying value of $104,536 and $211,982 at July 31, 2017 and 2016, respectively. The fair value of the long-term obligations, which was determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy. Due to the short-term nature and variable interest rate pricing of the Company's revolving debt in China, it is determined that the carrying value of the debt equals the fair value of the debt.
Maturities on long-term debt are as follows:

Years Ending July 31,
2018	$—
2019	—
2020	53,202
2021	51,334
2022	—
Total	$104,536

7. Stockholders' Investment
Information as to the Company’s capital stock at July 31, 2017 and 2016 is as follows:

	July 31, 2017			July 31, 2016
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
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
The following is a summary of other activity in stockholders’ investment for the fiscal years ended July 31, 2017, 2016, and 2015:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2014	$7,789	$(9,948)	$(2,159)
Shares at July 31, 2014	338,711	423,415
Sale of shares at cost	$(2,325)	$2,235	$(90)
Purchase of shares at cost	220	(1,035)	(815)
Balances at July 31, 2015	$5,684	$(8,748)	$(3,064)
Shares at July 31, 2015	252,261	362,025
Sale of shares at cost	$(1,238)	$1,278	$40
Purchase of shares at cost	178	(1,017)	(839)
Balances at July 31, 2016	$4,624	$(8,487)	$(3,863)
Shares at July 31, 2016	201,418	347,081
Sale of shares at cost	$(1,247)	$1,288	$41
Purchase of shares at cost	315	(925)	(610)
Effect of plan amendment	4,432	—	4,432
Balances at July 31, 2017	$8,124	$(8,124)	$—
Shares at July 31, 2017	314,082	314,082

Deferred Compensation Plans

The Company has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan. Both plans allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. On February 21, 2017, the Director Deferred Compensation Plan was amended to disallow the transfer of other investment funds into the Company’s Class A Nonvoting Common Stock. The Executive Deferred Compensation Plan also disallows transfers from other investment funds into the Company's Class A Nonvoting Common Stock.

At July 31, 2017, the deferred compensation balance in stockholders’ investment represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.

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

As of July 31, 2017, the Company has reserved 4,487,690 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs and restricted shares and 3,455,115 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.

Total stock-based compensation expense recognized by the Company during the years ended July 31, 2017, 2016, and 2015, was $9,495 ($5,887 net of taxes), $8,154 ($5,056 net of taxes), and $4,471 ($2,772 net of taxes), respectively. As of July 31, 2017, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $13,054 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.

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

The Company has estimated the fair value of its service-based stock option awards granted during the years ended July 31, 2017, 2016, and 2015, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2017	2016	2015
Expected term (in years)	6.11	6.11	6.05
Expected volatility	29.55%	29.95%	34.01%
Expected dividend yield	2.70%	2.59%	2.48%
Risk-free interest rate	1.26%	1.64%	1.90%
Weighted-average market value of underlying stock at grant date	$35.14	$20.02	$22.76
Weighted-average exercise price	$35.14	$20.02	$22.76
Weighted-average fair value of options granted during the period	$7.56	$4.58	$6.12

The following is a summary of stock option activity for the fiscal year ended July 31, 2017:

	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2016	$19.96	—	$38.31	3,708,706	$27.34
Options granted	32.83	—	38.83	378,939	35.14
Options exercised	19.96	—	38.31	(874,128)	27.81
Options cancelled	19.96	—	38.31	(333,716)	34.29
Balance as of July 31, 2017	$19.96	—	$38.83	2,879,801	$27.40
The total fair value of options vested during the fiscal years ended July 31, 2017, 2016, and 2015, was $2,911, $3,203, and $3,950, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2017, 2016, and 2015, was $7,901, $811, and $208, respectively.
There were 1,859,959, 2,488,527, and 2,642,955 options exercisable with a weighted average exercise price of $28.20, $30.18, and $30.88 at July 31, 2017, 2016, and 2015, respectively. The cash received from the exercise of stock options during the fiscal years ended July 31, 2017, 2016, and 2015, was $19,728, $5,246, and $1,644, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2017, 2016, and 2015, was $3,002, $308, and $79, respectively.
The following table summarizes information about stock options outstanding at July 31, 2017:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2017	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2017	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$19.96 - $26.99	1,091,151	7.7	$21.28	435,311	7.3	$20.89
$27.00 - $32.99	1,205,146	4.1	29.14	1,201,652	4.1	29.14
$33.00 - $38.83	583,504	6.1	37.37	222,996	1.2	37.37
Total	2,879,801	5.9	$27.83	1,859,959	4.5	$28.20

As of July 31, 2017, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $18,442 and $10,144, respectively.

Restricted Shares and RSUs

Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs issued under the plan generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan vest at the end of a three-year service period provided specified company financial performance metrics are met.
The following tables summarize the RSU and restricted share activity for the fiscal year ended July 31, 2017:

Service-Based RSUs and Restricted Shares	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2016	678,381	$23.57
New grants	96,137	35.15
Vested	(187,532)	23.56
Forfeited	(69,878)	24.47
Balance as of July 31, 2017	517,108	$25.61
The service-based RSUs granted during the fiscal year ended July 31, 2016, had a weighted-average grant-date fair value of $20.07. The total fair value of service-based RSU's vested during the twelve months ended July 31, 2017 and 2016, was $6,512 and $2,797, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2016	—	$—
New grants	58,206	32.03
Vested	—	—
Forfeited	—	—
Balance as of July 31, 2017	58,206	$32.03
No performance-based RSUs were granted during the twelve months ended July 31, 2016. The aggregate intrinsic value of unvested service-based and performance-based RSU's outstanding at July 31, 2017, and expected to vest, was $19,100.
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

Effective August 1, 2016, the Company changed its internal measure of segment profit and loss that is reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing its performance. Prior to August 1, 2016, certain administrative costs were excluded from the measure of segment profit and loss. Effective August 1, 2016, a portion of these administrative costs have been included within the IDS and WPS segments, which includes the cost of finance, information technology, human resources, and certain other administrative costs. Interest expense, investment and other income (expense), income tax expense, and certain corporate administrative expenses continue to be excluded when evaluating segment performance.

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

Following is a summary of segment information for the years ended July 31, 2017, 2016 and 2015:

	2017	2016	2015
Sales to External Customers:
ID Solutions	$800,392	$795,511	$826,824
WPS	312,924	325,114	344,907
Total Company	$1,113,316	$1,120,625	$1,171,731
Depreciation & Amortization:
ID Solutions	$23,092	$27,285	$32,228
WPS	4,211	5,147	7,230
Total Company	$27,303	$32,432	$39,458
Segment Profit:
ID Solutions	$130,572	$112,276	$89,392
WPS	25,554	30,792	29,344
Total Company	$156,126	$143,068	$118,736
Assets:
ID Solutions	$761,448	$748,408	$789,924
WPS	154,827	154,321	158,397
Corporate	133,948	141,235	114,576
Total Company	$1,050,223	$1,043,964	$1,062,897
Expenditures for property, plant & equipment:
ID Solutions	$12,347	$11,640	$21,483
WPS	2,820	5,500	5,190
Total Company	$15,167	$17,140	$26,673

Following is a reconciliation of segment profit to net earnings for the years ended July 31, 2017, 2016 and 2015:

	Years Ended July 31,
	2017	2016	2015
Total profit from reportable segments	$156,126	$143,068	$118,736
Unallocated costs:
Administrative costs	25,111	25,190	19,742
Restructuring charges	—	—	16,821
Impairment charges (1)	—	—	46,867
Investment and other (income) expense	(1,121)	709	(845)
Interest expense	5,504	7,824	11,156
Earnings from continuing operations before income taxes	$126,632	$109,345	$24,995

(1) Of the total $46,867 impairment charges in fiscal 2015, $39,367 was in the WPS segment and $7,500 was in the IDS segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2017	2016	2015	2017	2016	2015
Geographic information:
United States	$651,294	$663,511	$677,401	$367,418	$376,045	$389,150
Other	521,791	519,579	559,649	221,458	216,076	224,151
Eliminations	(59,769)	(62,465)	(65,319)	—	—	—
Consolidated total	$1,113,316	$1,120,625	$1,171,731	$588,876	$592,121	$613,301

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant, and equipment, other intangible assets and goodwill.
9. Net Earnings per Common Share
Basic net earnings per common share is computed by dividing net earnings (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 51,056 for fiscal 2017, 50,541 for fiscal 2016, and 51,285 for fiscal 2015. The Company utilizes the two-class method to calculate earnings per share.

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2017	2016	2015
Numerator (in thousands)
Earnings from continuing operations (Numerator for basic and diluted earnings from continuing operations per Class A Nonvoting Common Share)	$95,645	$80,110	$4,902
Less:
Preferential dividends	(788)	(783)	(794)
Preferential dividends on dilutive stock options	(14)	(1)	(1)
Numerator for basic and diluted earnings from continuing operations per Class B Voting Common Share	$94,843	$79,326	$4,107
Denominator (in thousands)
Denominator for basic earnings from continuing operations per share for both Class A and Class B	51,056	50,541	51,285
Plus: Effect of dilutive stock options	900	228	98
Denominator for diluted earnings from continuing operations per share for both Class A and Class B	51,956	50,769	51,383
Earnings from continuing operations per Class A Nonvoting Common Share:
Basic	$1.87	$1.59	$0.10
Diluted	$1.84	$1.58	$0.10
Earnings from continuing operations per Class B Voting Common Share:
Basic	$1.86	$1.57	$0.08
Diluted	$1.83	$1.56	$0.08
Loss from discontinued operations per Class A Nonvoting Common Share:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Loss from discontinued operations per Class B Voting Common Share:
Basic	$—	$—	$(0.04)
Diluted	$—	$—	$(0.04)
Net earnings per Class A Nonvoting Common Share:
Basic	$1.87	$1.59	$0.06
Diluted	$1.84	$1.58	$0.06
Net earnings per Class B Voting Common Share:
Basic	$1.86	$1.57	$0.04
Diluted	$1.83	$1.56	$0.04

Options to purchase 669,036, 3,172,755, and 3,568,264 shares of Class A Nonvoting Common Stock for the fiscal years ended July 31, 2017, 2016, and 2015, respectively, were not included in the computation of diluted net earnings per share as the impact of the inclusion of the options would have been anti-dilutive.

10. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to continuing operations on a straight-line basis was $17,495, $17,253, and $19,029 for the years ended July 31, 2017, 2016, and 2015, respectively. Future minimum lease payments required under such leases in effect at July 31, 2017, were as follows:

Years ending July 31,
2018	$17,456
2019	13,184
2020	8,971
2021	6,920
2022	6,155
Thereafter	7,899
$60,585
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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2017 and July 31, 2016, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
July 31, 2016
Trading securities	$13,834	$—	$13,834	Other assets
Foreign exchange contracts	—	2,138	2,138	Prepaid expenses and other current assets
Total Assets	$13,834	$2,138	$15,972
Foreign exchange contracts	$—	$738	$738	Other current liabilities
Total Liabilities	$—	$738	$738
July 31, 2017
Trading securities	$13,994	$—	$13,994	Other assets
Foreign exchange contracts	—	1,354	1,354	Prepaid expenses and other current assets
Total Assets	$13,994	$1,354	$15,348
Foreign exchange contracts	$—	$1,577	$1,577	Other current liabilities
Total Liabilities	$—	$1,577	$1,577
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2017 and July 31, 2016.
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

12. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange contracts. As of July 31, 2017 and 2016, the notional amount of outstanding forward foreign exchange contracts was $81,195 and $186,093, respectively.
The Company hedges a portion of known exposures using forward foreign exchange contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Mexican Peso, Chinese Yuan,

Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value in the accompanying Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At July 31, 2017 and July 31, 2016, unrealized losses of $500 and $761 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the years ended July 31, 2017, 2016, and 2015, the Company reclassified losses of $486 and $199, and gains of $1,325 from OCI into cost of goods sold, respectively.
As of July 31, 2017 and 2016, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $30,016 and $34,540, respectively.
Net Investment Hedges
The Company has also designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consisted of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European foreign operations. As of July 31, 2017 and 2016, the cumulative balance recognized in accumulated other comprehensive income were gains of $9,348 and $11,140, respectively, on the Euro-denominated debt obligations. The changes recognized in other comprehensive income during the years ended July 31, 2017, 2016 and 2015, were losses of $1,792, $1,372 and gains of $18,008, respectively, on the Euro-denominated debt obligations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.

Non-Designated Hedges
During the fiscal years ended July 31, 2017 and 2016, the Company recognized losses of $2,508 and gains of $2,162, respectively, in “Investment and other income (expense)” in the accompanying Consolidated Statements of Earnings related to non-designated hedges.
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	July 31, 2017		July 31, 2016		July 31, 2017		July 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$1,067	Prepaid expenses and other current assets	$265	Other current liabilities	$1,569	Other current liabilities	$670
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$—	Long term obligations, less current maturities	$53,280	Long term obligations, less current maturities	$116,888
Total derivatives designated as hedging instruments		$1,067		$265		$54,849		$117,558
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid expenses and other current assets	$287	Prepaid expenses and other current assets	$1,873	Other current liabilities	$7	Other current liabilities	$68
Total derivatives not designated as hedging instruments		$287		$1,873		$7		$68

13. Discontinued Operations

Discontinued operations include the Asia Die-Cut and European Die-Cut businesses ("Die-Cut"), which were announced as held for sale in the third and fourth quarters of fiscal 2013, respectively. In fiscal 2014, the Company entered into an agreement with LTI Flexible Products, Inc. (d/b/a Boyd Corporation) for the sale of Die-Cut. The first phase of the divestiture closed in the fourth quarter of fiscal 2014 and the second phase of the divestiture closed in the first quarter of fiscal 2015. The operating results of the second phase of the divestiture were reflected as discontinued operations in the consolidated statements of earnings for the year ended July 31, 2015.
The following table summarizes the operating results of discontinued operations for the fiscal year ended July 31, 2015:

2015
Net sales (1)	$—
Loss from discontinued operations (2)	(1,201)
Income tax expense	(288)
Loss on sale of discontinued operations (3)	(487)
Income tax benefit on sale of discontinued operations	61
Loss from discontinued operations, net of income tax	$(1,915)

(1)	The second and final phase of the Die-Cut divestiture closed on August 1, 2014. Thus, there were no sales from discontinued operations in fiscal 2015.

(2)	The loss from discontinued operations in fiscal 2015 primarily related to professional fees and restructuring charges associated with the divestiture.

(3)	The second and final phase of the Die-Cut divestiture closed on August 1, 2014. Thus, a loss on the sale was recorded in the three months ended October 31, 2014.

There were no assets or liabilities held for sale as of July 31, 2015, 2016, or 2017. In accordance with authoritative literature, accumulated other comprehensive income of $34,697 was reclassified to the statement of earnings upon the closing of the second phase of the Die-Cut divestiture during the three months ended October 31, 2014.
14. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
Fiscal 2016
Net sales	$283,073	$268,630	$286,816	$282,106	$1,120,625
Gross margin	139,349	132,892	145,443	141,089	558,773
Operating income	30,102	23,589	30,784	33,403	117,878
Net earnings	18,703	15,290	20,981	25,136	80,110
Net earnings per Class A Nonvoting Common Share:
Basic	$0.37	$0.30	$0.42	$0.50	$1.59
Diluted	$0.37	$0.30	$0.42	$0.49	$1.58
Fiscal 2017
Net sales	$280,176	$268,001	$275,927	$289,212	$1,113,316
Gross margin	140,358	134,158	139,909	143,867	558,292
Operating income	33,208	29,962	31,550	36,295	131,015
Net earnings	22,553	25,297	22,553	25,242	95,645
Net earnings per Class A Nonvoting Common Share:
Basic *	$0.45	$0.50	$0.44	$0.49	$1.87
Diluted	$0.44	$0.49	$0.43	$0.48	$1.84

* The sum of the quarters does not equal the year-to-date total for fiscal 2017 due to the quarterly changes in weighted-average shares outstanding.
15. Subsequent Events
On September 6, 2017, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.82 to $0.83 per share. A quarterly dividend of $0.2075 will be paid on October 31, 2017, to shareholders of record at the close of business on October 10, 2017. This dividend represents an increase of 1.2% and is the 32nd consecutive annual increase in dividends.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures:
Brady Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and Chief Executive Officer and its Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.
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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2017, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the "Company") as of July 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended July 31, 2017, of the Company and our report dated September 13, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
September 13, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
J. Michael Nauman	55	President, CEO and Director
Aaron J. Pearce	46	Chief Financial Officer and Treasurer
Louis T. Bolognini	61	Senior V.P., General Counsel and Secretary
Bentley N. Curran	55	V.P. - Digital Business and Chief Information Officer
Thomas J. Felmer	55	Senior V.P., President - Workplace Safety
Helena R. Nelligan	51	Senior V.P. - Human Resources
Russell R. Shaller	54	Senior V.P., President - Identification Solutions
Ann E. Thornton	35	Chief Accounting Officer and Corporate Controller
Patrick W. Allender	70	Director
Gary S. Balkema	62	Director
Elizabeth P. Bruno	50	Director
Nancy L. Gioia	57	Director
Conrad G. Goodkind	73	Director
Frank W. Harris	75	Director
Bradley C. Richardson	59	Director
Harold L. Sirkin	57	Director

J. Michael Nauman - Mr. Nauman has served on the Company’s Board of Directors and as the Company’s President and CEO since August 2014. Prior to joining the Company, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he became Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor for Arthur Andersen and Company and Controller and then President of Ohio Associated Enterprises, Inc. Mr. Nauman’s broad operational and financial experience, as well as his leadership and strategic perspective, provide the Board with insight and expertise to drive the Company’s growth and performance. Mr. Nauman holds a bachelor’s of science degree in management from Case Western Reserve University. He is a certified public accountant and chartered global management accountant. He is a board member of the Arkansas Science, Technology, Engineering and Math Coalition, and Museum of Discovery.

Aaron J. Pearce - Mr. Pearce joined the Company in 2004 as Director of Internal Audit and currently serves as Chief Financial Officer and Treasurer. Mr. Pearce was appointed Senior Vice President and Chief Financial Officer in September 2014, and Chief Accounting Officer in July 2015. From 2006 to 2008, he served as Finance Director for the Company’s Asia Pacific region, and from 2008 to 2010, served as Global Tax Director. In January 2010, Mr. Pearce was appointed Vice President, Treasurer, and Director of Investor Relations, and in April 2013, was named Vice President - Finance, with responsibility for finance support to the Company’s Workplace Safety and Identification Solutions businesses, financial planning and analysis, and investor relations.

Prior to joining the Company, Mr. Pearce was an auditor with Deloitte & Touche LLP. He holds a bachelor’s degree in business administration from the University of Wisconsin-Milwaukee and is a certified public accountant.

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

Bentley N. Curran - Mr. Curran joined the Company in 1999 and has served as Vice President of Digital Business and Chief Information Officer since 2012. He has also served as Chief Information Officer and Vice President of Information Technology. Prior to joining Brady, Mr. Curran served in a variety of technology leadership roles for Compucom and the Speed Queen Company. He holds a bachelor's degree in business administration from Marian University and an associate of science degree in electronics and engineering systems.

Thomas J. Felmer - Mr. Felmer joined the Company in 1989 and has served as Senior Vice President and President - Workplace Safety since 2014. He held several sales and marketing positions until being named Vice President and General Manager of Brady's U.S. Signmark Division in 1994. In 1999, Mr. Felmer assumed responsibility for the European Signmark business and then led the European direct marketing business. In 2003, Mr. Felmer assumed responsibility for Brady's global sales and marketing processes, Brady Software businesses, and integration leader of the EMED acquisition. In June 2004, he was appointed President - Direct Marketing Americas, and was named Chief Financial Officer in January 2008. In October 2013, Mr. Felmer was appointed Interim President and CEO, and served in these positions until August 2014. Mr. Felmer received a bachelor's degree in business administration from the University of Wisconsin - Green Bay.

Helena R. Nelligan - Ms. Nelligan joined the Company as Senior Vice President - Human Resources in November 2013. Prior to joining the Company, she was employed by Eaton Corporation beginning in 2005. At Eaton, she served as Vice President of Human Resources - Electrical Products Group, Vice President - Human Resources, Electrical Sector and Director Human Resources - Electrical Components Division. From 1997 to 2005, Ms. Nelligan served in human resources leadership roles with Merisant Worldwide, Inc. and British Petroleum. She holds a bachelor’s degree in criminal justice and a master’s degree in human resources and labor relations from Michigan State University.

Russell R. Shaller - Mr. Shaller joined the Company in June 2015 as Senior Vice President and President - Identification Solutions. From 2008 to 2015, he served as President, Teledyne Microwave Solutions. Before joining Teledyne, Mr. Shaller held a number of positions of increasing responsibility at W.L. Gore & Associates, including Division Leader, Electronic Products Division from 2003 to 2008 and General Manager of Gore Photonics from 2001 to 2003. Prior to joining W.L. Gore in 1993, Mr. Shaller worked in engineering and program management positions at Westinghouse Corporation. He holds a bachelor’s degree in electrical engineering from the University of Michigan, a master’s degree in electrical engineering from Johns Hopkins University and a master’s degree in business administration from the University of Delaware.

Ann E. Thornton - Ms. Thornton joined the Company in 2009 and has served as Chief Accounting Officer since 2016 and as Corporate Controller and Director of Investor Relations since 2015. She held the positions of Corporate Accounting Supervisor, Corporate Accounting Manager, External Reporting Manager, Corporate Finance Manager and Director of Global Accounting from 2009 to 2014. Prior to joining the Company, Ms. Thornton was an auditor with PricewaterhouseCoopers from 2005 to 2009. She has a bachelor’s degree in business administration and a master of accountancy degree from the University of Wisconsin-Madison and is a certified public accountant.

Patrick W. Allender - Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He has served as a director of Colfax Corporation since 2008 and Diebold Nixdorf, Inc. since 2011. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.

Gary S. Balkema - Mr. Balkema was elected to the Board of Directors in 2010. He serves as the Chair of the Management Development and Compensation Committee and is a member of the Audit and Technology Committees. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division. He was also responsible for overseeing Bayer LLC USA's compliance program. He has over 20 years of general management experience. Mr. Balkema has served as a director of PLx Pharma, Inc. since 2016. Mr. Balkema brings strong experience in consumer marketing skills and mergers, acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company's portfolio.

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

Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Technology Committee and is a member of the Management Development and Compensation Committee.  She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She has served as a director of Excelon Corporation since 2016 and Meggit PLC since 2017. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as her general business experience, provides the Board with important expertise in product development and operations.

Conrad G. Goodkind - Mr. Goodkind was elected to the Board of Directors in 2007. He serves as the Chair of the Board of Directors, Chair of the Corporate Governance Committee and as a member of the Finance and Audit Committees. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provide the Board with expertise and insight into governance, business and compliance issues that the Company encounters.

Frank W. Harris, Ph.D - Dr. Harris was elected to the Board of Directors in 1991. He serves as a member of the Technology, Management Development and Compensation and Corporate Governance Committees. He is the founder of several technology-based companies including Akron Polymer Systems, where he serves as President and CEO. Dr. Harris is the inventor of several commercialized products. He is an Emeritus Distinguished Professor of Polymer Science and Biomedical Engineering at The University of Akron, where he previously served as Director of the Maurice Morton Institute of Polymer Science. Dr. Harris’ extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.

Bradley C. Richardson - Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of PolyOne Corporation. He previously served as the Executive Vice President and CFO of Diebold, Inc. and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. He brings to the Company extensive knowledge and experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.

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
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. In September 2015, upon the recommendation of the Corporate Governance Committee, the Board appointed a non-executive Chair in order to harmonize the Board’s leadership structure to prevailing governance practices. Prior to the appointment of the non-executive Chair, in the period beginning in fiscal 2010, the Board had formalized the position of Lead Independent Director. The duties of the non-executive Chair include, among others: chairing meetings of the Board and executive sessions of the non-management Directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures. Mr. Goodkind has served as Chair of the Board since September 2015.

The Board believes that its current leadership structure has enhanced the Board's oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of the Company’s shareholders; and the Company’s overall corporate governance.
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the committee's areas of responsibility. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalation to the respective board committee and Board of Directors is determined. The Company reviews its risk assessment with the Audit Committee annually.

Audit Committee Financial Expert - The Company's Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender and Balkema, members of the Audit Committee, are financial experts and are independent under the rules of the SEC and the New York Stock Exchange (“NYSE”).

Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s Directors other than Mr. Nauman, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2017. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s Directors from being considered independent. Based on application of the NYSE independence criteria, all Directors, with the exception of Mr. Nauman, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.

Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. As Chair of the Board, Mr. Goodkind is the presiding Director at these sessions. In fiscal 2017, there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2017, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, other than with respect to the following:

•
A Form 4 for Mr. Balkema that was not filed on or before October 5, 2011, or a Form 5 at fiscal year end, as required to report the grant of 1,450 shares of Class A Nonvoting Common Stock on October 3, 2011. This transaction was reported on a Form 4 for Mr. Balkema that was filed on August 17, 2017.

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
For fiscal 2017, the following executive officers' compensation is disclosed and discussed in this section (the “named executive officers” or “NEOs”):

•	J. Michael Nauman, President, Chief Executive Officer and Director;

•	Aaron J. Pearce, Chief Financial Officer and Treasurer;

•	Louis T. Bolognini, Senior Vice President, General Counsel and Secretary;

•	Thomas J. Felmer, Senior Vice President and President - Workplace Safety; and

•	Russell R. Shaller, Senior Vice President and President - Identification Solutions.

Executive Summary

Fiscal 2017 Business Highlights

Refer to Item 1(a) "General Development of Business" for a business overview and key initiatives during fiscal 2017. Highlights for fiscal 2017 include:

•	Our fiscal 2017 net earnings were $95.6 million, an increase of $15.5 million over fiscal 2016;

•
Brady continues to demonstrate cash generation capabilities that meet ongoing business needs as we generated $144.0 million of cash flow from operating activities during the year ended July 31, 2017; and

•	Our sales for the full year ended July 31, 2017 were $1,113.3 million, down $7.3 million from fiscal 2016. Organic sales increased 0.5% and foreign currency translation decreased sales by 1.2%.

Fiscal 2017 Compensation Matters

For fiscal 2017, the Board of Directors approved a 5% increase in base salary for Mr. Nauman. In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce, Shaller and Bolognini. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive and, with regard to Messrs. Nauman and Pearce, to better align their base salary with those holding comparable positions at peer companies. Mr. Felmer did not receive a base salary increase for fiscal 2017 as Mr. Felmer's base salary is positioned above the median of the peer group.

We had significant improvements in the profitability of the Company, exceeding our total Company fiscal 2017 pre-established goals. In addition, we exceeded expectations related to the completion of the fiscal year objectives deemed critical to the execution of the Company's strategy. Therefore, Messrs. Nauman, Pearce, Shaller and Bolognini earned cash incentive awards for fiscal 2017. There was no cash incentive awarded to Mr. Felmer, as the Workplace Safety organic revenue and operating income results for fiscal 2017 fell short of our pre-established thresholds. All of our NEOs received annual equity incentive awards consistent with award sizes of those individuals holding comparable positions at our peer companies. In general, the grant date fair value of equity awards granted to our NEOs was higher than in fiscal 2016. Overall, target total compensation for our named executive officers was slightly below the median of our peer group companies for fiscal 2017.

As a group, 73% of the compensation that we paid to our NEOs was in the form of incentive awards, and 67% of the total incentive awards were paid in the form of equity. Fiscal 2017 equity grants were made in the form of time-based stock options, performance-based restricted stock units ("RSUs") and time-based RSUs. One-third of the award granted was in the form of stock options, which are inherently performance-based and have value only to the extent that the price of our stock increases. Another one-third of the award granted was in the form of performance-based RSUs, which reinforce the Company's “pay for performance” philosophy where the level of rewards are aligned to Company performance. These awards have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of organic revenue and operating income growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The remaining one-third of the equity award granted was in the form of RSUs that vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value.

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

Clawback Provisions
Following a review and analysis of relevant governance and incentive compensation practices and policies across our compensation peer group and other public companies, the Committee instituted a recoupment policy, effective August 2013, under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. If the Committee determines that an executive officer or other key executive of the Company who participates in any of the Company's incentive plans has engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements or fraudulent or other willful and deliberate conduct that is detrimental to the Company or there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the payments/awards had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this policy enhances the Company's compensation risk mitigation efforts. While the policy affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee will conform the policy to any requirements that may be promulgated by the national stock exchanges in the future, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Performance Thresholds and Caps
Our cash incentive awards are determined based on financial results for organic revenue, pre-tax income, division organic revenue, division operating income, and achievement of fiscal year objectives, which aggregate to a maximum payout of 185% of target.  Executive officers then receive a performance rating that results in a multiplier ranging from 0% to 150%, resulting in a maximum cash incentive award payout of 278% of target opportunities.

We grant equity compensation that promotes long-term financial and operating performance by delivering incremental value to executive officers to the extent our stock price increases over time. In fiscal 2017, we began granting performance-based RSUs to executive officers with the number of shares issued at vesting determined by the achievement of certain financial performance goals achieved over a three-year period.

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

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development & Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments
Mr. Nauman's maximum cash benefit is equal to two times salary and two times target bonus plus a prorated target bonus in the year in which the termination occurs. For all other NEOs, the maximum cash benefit is equal to two times salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, performance-based (at target) and time-based RSUs become unrestricted and fully vested.

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

•
Recognize and reward individual initiative and achievement with the amount of compensation each executive receives reflective of the executive’s level of proficiency within his or her role and their level of sustained performance; and

•	Institute a “pay for performance” philosophy where level of rewards are aligned to Company performance.

Determining Compensation
Management Development & Compensation Committee’s Role
The Committee is responsible for monitoring and approving the compensation of the Company's named executive officers. The Committee approves compensation and benefit policies and strategies, approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation, oversees the development process and reviews development plans of key executives, reviews compensation-related risk, administers our equity incentive plans, approves all severance policies or pay-outs, and consults with management regarding employee compensation generally. With respect to executive officers, at the beginning of each year, the Committee sets base salaries, approves the cash bonuses paid for the prior fiscal year, approves equity incentive awards and establishes performance targets to be achieved for the new fiscal year. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive opportunity, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm and legal counsel to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation arrangements. In fiscal 2017, the Committee utilized the services of Meridian Compensation Partners as compensation consultants and Quarles & Brady LLP, as legal counsel, both of which were determined to be independent by the Corporate Governance Committee.

Management’s Role
To aid in determining compensation for fiscal 2017, management obtained data regarding comparable executive officer compensation through a standard data subscription with Equliar, Inc. For fiscal 2017, Mr. Nauman used this data to make recommendations to the Committee concerning compensation for each named executive officer other than himself. In setting compensation for our named executive officers, the Committee takes into consideration these recommendations, along with the results of the Company during the previous fiscal year, the level of responsibility, demonstrated leadership capability, the compensation levels of executives in comparable roles from within our peer group and the results of annual performance reviews which, for our chief executive officer, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. In addition, during fiscal 2017, the Committee took into consideration the recommendations of its independent compensation consultant, particularly with respect to compensation elements for the chief executive officer. Mr. Nauman did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.
Tally Sheets
The Committee reviews executive officer compensation tally sheets each year. These summaries set forth the dollar amount of all components of each named executive officer's annual compensation, which includes the following: base salary, target and actual cash incentive compensation, equity incentive compensation, the value of outstanding equity, stock option exercise transactions, the value of Brady's contribution to retirement plans, the value of Company-provided health and welfare benefits and social security taxes paid on the executive's behalf. Reviewing this information allows the Committee to determine an executive officer's total compensation, and how a potential change to an element of our compensation program would affect the officer's overall compensation.
Components of Compensation
Our total compensation program includes five components: base salary, annual cash incentives, long-term equity incentives, employee benefits and perquisites. Each component serves a particular purpose and, therefore, each is considered independent of the other components, although all five components combine into our total compensation approach. We use these components of compensation to attract, retain, motivate, develop and reward our executives.
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

Compensation Component	Purpose of Compensation Component	Compensation Component in Relation to Performance
Base salary	A fixed level of income security used to attract and retain employees by compensating them for the primary functions and responsibilities of the position.	The base salary increase an employee receives depends upon the employee's individual performance, the employee's displayed skills and competencies and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward employees for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance as well as the achievement of fiscal year objectives and the individual performance of each executive determines the actual amount of the executive's annual cash incentive award.

Annual equity incentive award: Time-based stock options, time-based RSUs and performance-based RSUs	To attract, retain, motivate and reward top talent for the successful creation of long-term shareholder value.
An assessment of executive leadership, experience and expected future contribution, combined with market competitive grant information, are used to determine the amount of equity granted to each executive.

Stock options are inherently performance-based in that the value is dependent upon the increase in the stock price.

Time-based RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

Performance-based RSUs are intended to align executives with long-term financial goals and the creation of shareholder value.

Establishing Our Total Compensation Component Levels
The Committee uses peer group data to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity incentives of positions similar to those of our NEOs. The following 20 companies were included in the fiscal 2017 total compensation analysis conducted using publicly available data sourced through Equilar, Inc:

Actuant Corporation	Federal Signal Corp.	Mine Safety Appliances Company
Apogee Enterprises, Inc.	Graco Inc.	Myers Industries Inc.
Barnes Group Inc.	HB Fuller Company	Nordson Corporation
Clarcor Inc.	Hexcel Corporation	Powell Industries, Inc.
EnPro Industries, Inc.	IDEX Corporation	Watts Water Technologies, Inc.
Entegris, Inc.	II-VI Incorporated	Zebra Technologies Corporation
ESCO Technologies Inc.	Modine Manufacturing Company
Based on our analysis of the fiscal 2017 peer group used for determining fiscal 2017 compensation, performed in May 2016, the base salaries of our named executive officers were at or below the median of our peers, with the exception of Mr. Felmer whose base salary was above the median. Target total compensation of our NEOs, inclusive of base salary, cash incentives and equity awards, was below the median of our peer companies, with the exception of Mr. Felmer whose target total compensation was above the median. Mr. Felmer previously served as the Company's Chief Financial Officer, which generally has a higher market value than Mr. Felmer's current role. Mr. Felmer's base salary has not increased since he accepted the role as President - Workplace Safety.
Fiscal 2017 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	Fiscal 2016	Fiscal 2017	Percentage Increase
J. Michael Nauman	$700,000	$735,000	5.0%
Aaron J. Pearce	320,000	340,000	6.2%
Louis T. Bolognini	335,000	338,350	1.0%
Thomas J. Felmer	386,937	386,937	—%
Russell R. Shaller	340,002	347,006	2.1%
Annual Cash Incentive Awards
The Company is managed on a global basis with three business divisions, ID Solutions, Workplace Safety and People ID, which aggregate into two reportable segments: ID Solutions and Workplace Safety. All named executive officers participate in an annual cash incentive plan, which is based on fiscal year financial results of the Company or a division. Set forth below is a description of the fiscal 2017 financial measures for the annual cash incentive plan

Performance Metric	Definition	Weighting	NEO
Total Company organic revenue	Total Company organic revenue is measured as total company sales, at budgeted exchange rates, excluding all acquired and divested sales. Total Company organic revenue is reported quarterly and annually in the Company's forms 10-Q and 10-K filed with the SEC.	30%	Messrs. Nauman, Pearce and Bolognini
Pre-tax income	Pre-tax income is defined as total Company revenues at budgeted exchange rates minus total Company expenses for the cost of doing business before deducting income tax expense. Pre-tax income may exclude certain non-routine expenses such as income or loss from acquisitions or divestitures completed in fiscal 2017.	50%	Messrs. Nauman, Pearce and Bolognini
Division organic revenue	Division organic revenue is measured as division customer sales, at budgeted exchange rates, excluding all acquired and divested sales.	30%	Messrs. Felmer and Shaller
Division operating income	Division operating income is measured as division sales less the division cost of goods sold, selling expenses, research and development expenses, and administrative expenses, at budgeted exchange rates. Division operating income may exclude certain non-routine expenses such as income or loss from acquisitions or divestitures completed in fiscal 2017.	50%	Messrs. Felmer and Shaller
Fiscal year objectives	In fiscal 2017, the Company had six fiscal year objectives that were established at the beginning of the fiscal year and viewed as critical to the execution of the Company's strategy. The amount funded depends on the number of fiscal year objectives achieved in fiscal 2017.	20%	All NEOs

The funding of the fiscal 2017 annual cash incentive plan was determined by the achievement of certain revenue and profit metrics compared to stated thresholds, as well as the achievement of six fiscal year objectives that were established at the beginning of the fiscal year. Once the funding was determined, the individual contribution of our named executive officers was assessed in order to conclude upon the amount of the annual cash incentive earned by each executive in the fiscal year. The annual cash incentive plan was structured to include a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue or fiscal year objectives.

Individual contribution is determined by assessing the level of achievement of each NEO’s individual annual goals combined with their ability to deliver on the competencies needed to achieve those goals. The competencies include items such as building strong customer relationships, creating innovative new product solutions, optimizing work processes through continuous improvement initiatives, and developing our people. Individual annual goals and competencies are included in each NEO’s assessment to ensure they are focused on initiatives within their area of responsibility that will improve the Company’s overall performance.

While our objective is to set goals that are quantitative and measurable, certain elements of the performance assessment may be subjective. Assessments and a rating recommendation for all NEOs, except the CEO, is delivered to the Committee by the CEO in July. The CEO provides the Committee with a self-assessment of his own performance without a rating recommendation and the Committee determines the rating of the CEO.

Our rating system consists of five performance levels, each with a predetermined maximum multiplier that is applied to the available bonus that is earned and payable to the NEO based upon their contribution to the fiscal year objectives and their individual annual goals: Needs Improvement - 0%; Meets Most Objectives - 50%; Fully Meets Objectives - 100%; Exceeds Objectives - 125%; and Outstanding - 150%.
The target annual cash incentive award that would be payable to each named executive officer is calculated as a percentage of the officer's eligible compensation defined as base salary paid during the fiscal year.

Messrs. Nauman, Pearce and Bolognini

The cash incentive payable to Messrs. Nauman, Pearce and Bolognini for fiscal 2017 was based on total Company organic revenue, pre-tax income and achievement of the fiscal year objectives. We use organic revenue because we believe that the long-term value of our enterprise depends on our ability to grow revenue without regard for acquisitions. We use pre-tax income to focus on effectively managing our costs while growing our revenue and we use fiscal year objectives because the achievement of these objectives is critical to the execution of the Company's strategy.

For fiscal 2017, a bonus was funded for these named executive officers for the achievement of our total Company organic revenue, pre-tax income and fiscal year objective goals. The multiplier for individual performance is applied to the achievement of organic revenue, pre-tax income and fiscal year objective goals to arrive at the final weighted average payout. The threshold, target, maximum and actual payout amounts for Messrs. Nauman, Pearce and Bolognini were as follows:

				Fiscal 2017 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Organic Revenue (30%)(millions)	$1,112.0	$1,125.0	$1,145.3 or more		$1,117.5	49%
Pre-Tax Income (50%)(millions)	$109.3	$113.7	$122.9 or more		$128.28	200%
Fiscal Year Objectives (20%)	0%	100%	125%			125%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2017 Bonus Award	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
J.M. Nauman	0%	100%	278%	175%	175%	$1,259,987
A.J. Pearce	0%	60%	167%	210%	126%	$417,811
L.T. Bolognini	0%	60%	167%	140%	84%	$282,525

Mr. Nauman's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Strategy - Objective focused on defining and aligning the Company’s corporate and individual division strategies, and establishing the strategic direction and financial goals for each division to result in improved organic sales, operating income and cash generation over the long-term.

•
Cash flow - Objective focused on driving strong cash flow in relation to net earnings. The Company’s cash flow from operating activities was $144.0 million in fiscal 2017, which equates to 150.6% of net earnings.

•
Earnings before income taxes - Objective focused on improving pre-tax income and profitability while not sacrificing investments to sustainably increase the Company’s organic sales growth in future years. Earnings before income taxes improved from $109.3 million in fiscal 2016 to $126.6 million in fiscal 2017, and from 9.8% of sales in fiscal 2016 to 11.4% of sales in fiscal 2017, while investments in research and development increased by 10.7%.

After a review of Mr. Nauman’s performance, the Committee determined that Mr. Nauman’s resulting performance level was 125% for his individual performance multiplier.

Mr. Pearce's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Cash flow - Objective focused on driving strong cash flow in relation to net earnings. The Company’s cash flow from operating activities was $144.0 million in fiscal 2017, which equates to 150.6% of net earnings.

•
Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on general and administrative expenses. Selling, general and administrative expenses were reduced by 4.3% from fiscal 2016 to fiscal 2017 through ongoing efficiency and sustainable process improvement initiatives.

•
Earnings before income taxes - Objective focused on improving pre-tax income and profitability while not sacrificing investments to sustainably increase the Company’s organic sales growth in future years. Earnings before income taxes improved from $109.3 million in fiscal 2016 to $126.6 million in fiscal 2017, and from 9.8% of sales in fiscal 2016 to 11.4% of sales in fiscal 2017, while investments in research and development increased by 10.7%.

After a review of Mr. Pearce's performance, the Committee determined that Mr. Pearce's resulting performance level was 150% for his individual performance multiplier.

Mr. Bolognini's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Legal entity reductions - Objective focused on the simplification of the Company’s legal structure through the dissolution and merger of certain legal entities. Legal entities were reduced from 79 at July 31, 2016 to 74 at July 31, 2017.

•	Compliance - Objective focused on ensuring continued compliance with domestic and international laws and regulations, as well as maintaining internal compliance programs.

After a review of Mr. Bolognini's performance, the Committee determined that Mr. Bolognini's resulting performance level was 100% for his individual performance multiplier.
Messrs. Felmer and Shaller
The cash incentive payable to Mr. Felmer for fiscal 2017 was based on achievement of WPS division organic revenue, WPS division operating income, and achievement of fiscal year objectives. The cash incentive payable to Mr. Shaller for fiscal 2017 was based on achievement of IDS division organic revenue, IDS division operating income, and achievement of fiscal year objectives. We use division organic revenue and operating division income goals because we believe they align Messrs. Felmer and Shaller to the management of sales and expenses directly within their control as the President-Workplace Safety, and President-Identification Solutions, respectively.
For 2017, the threshold, target, maximum and actual payout amounts for Mr. Felmer were as follows:

				Fiscal 2017 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
WPS Division Organic Revenue (30%)(millions)	$321.7	$324.7	$331.2 or more		$315.1	0%
WPS Division Operating Income (50%)(millions)	$40.8	$41.5	$44.6 or more		$36.7	0%
Fiscal Year Objectives (20%)	0%	100%	125%			0%
Individual Performance Multiplier	0%	100%	150%			(1)
Fiscal 2017 Bonus Award	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
T.J. Felmer	0%	80%	222%	0%	0%	$0

(1)
Mr. Felmer’s cash incentive payable for fiscal 2017 was based upon achievement of WPS segment organic sales growth targets and WPS segment operating income targets, neither of which were achieved. As a result, individual performance was not factored into Mr. Felmer’s cash incentive because the minimum threshold for WPS segment operating income was not achieved for fiscal 2017.

For 2017, the threshold, target, maximum and actual payout amounts for Mr. Shaller were as follows:

				Fiscal 2017 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
IDS Division Organic Revenue (30%)(millions)	$559.2	$564.4	$576.1 or more		$573.6	182%
IDS Division Operating Income (50%)(millions)	$106.6	$110.7	$120.2 or more		$122.0	200%
Fiscal Year Objectives (20%)	0%	100%	125%			125%
Individual Performance Multiplier	0%	100%	150%			125%
Fiscal 2017 Bonus Award	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	55%	153%	225%	124%	$425,140

Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Innovation development process - Objective focused on designing and implementing processes to grow the Company’s pipeline of new products in a timely manner. Several new products were launched during fiscal 2017, including the Company’s first inkjet printer designed for a wide variety of industries and applications. The new product pipeline was streamlined and improved which has reduced the timeframe from new product idea to product launch.

•
Organizational realignment - Objective focused on the strategic sales approach within the Identification Solutions business. Roles and responsibilities within the sales function were clarified and redefined within product lines and geographic regions in order to improve revenues. Non-customer facing selling expenses were reduced from fiscal 2016 to fiscal 2017 while customer service levels over the same period of time were improved.

•
Operational excellence - Mr. Shaller drove efficiencies in the manufacturing and order fulfillment process in fiscal 2017 resulting in an improved gross profit margin and a 10% increase in division profit of the Identification Solutions division when compared to fiscal 2016.

After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 125% for his individual performance multiplier.
For fiscal 2017, the Committee reviewed the impact of unusual and unforeseen events on the payout of bonuses and determined that none would be considered in the calculation of bonus payouts. In general, the Committee regularly reviews and makes decisions on the impact of unusual events on a case-by-case basis and continually evaluates compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation.

Long-Term Equity Incentive Awards
The Company utilizes a variety of incentive vehicles including time-based stock options, performance-based RSUs and time-based RSUs to attract, retain and motivate key employees who directly impact the long-term performance of the Company. The size and type of equity awards for executives other than the chief executive officer are determined annually by the Committee with input from the chief executive officer. With regard to the award size granted to the chief executive officer, the Committee uses its discretion in combination with market competitive information obtained from Equilar, Inc. and advice from its independent compensation consultant.
For fiscal 2017, the Committee reviewed historical award sizes, median levels of equity awarded to similar positions at our peer companies and the estimated value of all proposed grants. The Committee then authorized fiscal 2017 awards consisting of a combination of time-based stock options, performance-based RSUs and time-based RSUs.

Time-based Stock Options:  Stock options generally vest one-third annually for three years and have a ten-year term.  The Committee has the ability to vary both the term and vesting schedule for new stock option grants in accordance with the terms of the plan.  All stock options are granted following the Committee's authorization, with an exercise price equal to the average of the high and low stock price on the date of grant.

Performance-based RSUs:  Performance-based RSUs vest based upon the achievement of average organic revenue growth and average operating income growth performance over a three-year performance period.  The organic revenue and operating income growth metrics are based on consideration of the Company's annual operating plan, overall strategy and stretch goals in order to emphasize the importance of long-term decision-making to both the financial success of the Company and to improve shareholder value.  The performance-based RSUs have a fair value equal to the average of the high and low stock price on the date of grant, and will vest between 40% and 200% of target if the combination of average organic sales growth and average operating income growth over the three-year performance period are met. If the minimum vesting threshold of 40% is not achieved, then the performance-based RSUs will be forfeited.

Time-based RSUs:  RSUs generally vest one-third annually for three years.  The Committee has the ability to vary both the term and vesting schedule for new RSU grants in accordance with the terms of the plan.  All RSUs are granted following the Committee's authorization, with a fair value equal to the average of the high and low stock price on the date of grant.
No dividends are paid or accrued on the performance-based or time-based RSUs prior to the issuance of shares.
The following is a summary of grants made to our NEOs of performance-based RSUs on August 1, 2016; and time-based stock options and RSUs on September 23, 2016:

Fiscal 2017 Annual Equity Awards

Named Officers	Total Grant Date Fair Value	Time-Based Stock Options Grant Date Fair Value	Performance-based RSUs (at target) Grant Date Fair Value	Time-Based RSUs Grant Date Fair Value
J.M. Nauman	$2,500,040	$833,338	$833,357	$833,345
A.J. Pearce	880,049	293,337	293,363	293,349
L.T. Bolognini	325,028	108,334	108,357	108,337
T.J. Felmer	550,039	183,338	183,340	183,361
R.R. Shaller	550,039	183,338	183,340	183,361
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
Under the Funded Retirement Plan, the Company contributes 4% of the annual eligible earnings of each employee covered by the Funded Retirement Plan. In addition, participants may elect to have their annual pay reduced by up to 5% and contribute this amount to their Matched 401(k) Plan, which is matched up to an additional 4% contribution from the Company. Participants may elect to contribute an additional 45% of their eligible earnings to their Matched 401(k) Plan account (without an additional matching contribution from the Company and limited to the maximum allowed by the Internal Revenue Service ("IRS")). The assets of the Matched 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in a variety of investment funds as permitted by the Plans.
Due to the IRS income limitations for participation in the Matched 401(k) Plan and the Funded Retirement Plan, the named executive officers are eligible to participate in the Brady Restoration Plan. The Brady Restoration Plan is a non-qualified deferred compensation plan that allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for named executive officer income exceeding the IRS limits of participation in a qualified 401(k) plan.
Benefits are generally payable upon the death, disability, or retirement of the participant, or upon termination of employment before retirement, although benefits may be withdrawn from the Matched 401(k) Plan and paid to the participant for certain emergencies. Under certain specified circumstances, the Matched 401(k) Plan allows a participant to draw loans on their account.

The participant is immediately fully vested with respect to employee contributions; all other contributions become fully vested at the end of a two-year period of continuous service for the Matched 401(k) Plan and over six years of continuous service for the Funded Retirement Plan.
Deferred Compensation Arrangements: During fiscal 2002, the Company adopted the Brady Corporation Executive Deferred Compensation Plan (“Executive Deferred Compensation Plan”), under which executive officers, corporate staff officers and certain key management employees of the Company are permitted to defer portions of their salary and bonus into a plan account, the value of which is measured by the fair value of the underlying investments. The assets of the Executive Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Executive Deferred Compensation Plan. The investment funds available in the Executive Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Matched 401(k) Plan. On May 1, 2006, the plan was amended to require that deferrals into the Company's Class A Nonvoting Common Stock must remain in the Company's Class A Nonvoting Common Stock, and must be distributed in shares of the Company's Class A Nonvoting Common Stock. Executives may elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are in cash.
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
Perquisites: Brady provides the named executive officers with the following perquisites:

•	Financial planning and tax preparation;

•	Car allowance;

•	Long-term care insurance; and

•	Personal liability insurance.

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

Our NEOs are expected to obtain the required ownership levels within five years and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of the equity award, until such time as they meet the requirements. All NEOs have achieved their respective ownership levels as of July 31, 2017. If an executive does not meet the above ownership level within five years of becoming subject to the requirements, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock to bring the executive up to the required ownership level, and the executive may not sell any shares, other than to cover tax withholding requirements associated with the exercise or vesting of the equity award, until such time as they meet the requirements.
Actual stock ownership levels of each of the named executive officers are reviewed on an annual basis to ensure the guidelines are met. The following equity balances are included for purposes of determining whether an executive meets the required ownership level: the values of Company stock owned, Company stock held in the Executive Deferred Compensation Plan, Company stock held in the Matched 401(k) Plan, time-based restricted stock, time-based RSUs, and the spread value of vested stock options that are “in the money." The value of performance-based RSUs are excluded from the determination of executive ownership levels.

Insider Trading Policy
The Company's Insider Trading Policy prohibits hedging and other monetization transactions in Company securities by officers, directors and employees. The prohibition of hedging transactions includes financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans or holding Company securities in a margin account by officers, directors or employees.

Employment and Change of Control Agreements
In fiscal 2017, the Company did not have employment agreements with our executives. The offer letter entered into with Mr. Nauman on August 1, 2014, provides that he is deemed an at-will employee, but will receive a severance benefit equal to two times the sum of his base salary and target bonus in the event his employment is terminated without cause or for good reason as described therein. The offer letter entered into with Mr. Shaller on June 22, 2015, provides that he is deemed an at-will employee, but will receive a severance benefit equal to his base salary plus target bonus in the event his employment is terminated without cause or for good reason as described therein.
The Board of Directors of Brady Corporation approved change of control agreements for all of the NEOs of the Company. The agreements applicable to the named executive officers, other than Mr. Nauman, provide a payment of an amount equal to two times their annual base salary and two times the average bonus payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation for good cause (as defined in the change of control agreement) upon a change of control. Under the terms of the change of control agreement with Mr. Nauman, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the change of control agreement), Mr. Nauman will receive two times his annual base salary, two times his target bonus, and the amount of his target bonus prorated based on when the termination occurs. The agreement for Mr. Felmer also provides for reimbursement of any excise taxes imposed. All of the NEO's agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be spread over two years.

Under the terms of the 2012 and 2017 Omnibus Incentive Stock Plans, in the event of (a) the merger or consolidation of the Company with or into another corporation or corporations in which the Company is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Company, or (c) the sale or exchange of all or substantially all the assets of the Company for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable and all restrictions placed on restricted stock, and performance-based and time-based restricted stock units will lapse. If any stock option is canceled subsequent to the events described above, the Company or the corporation assuming the obligations of the Company, shall pay an amount of cash or stock equal to the in-the-money value of the canceled stock options. The awards granted under the 2017 Omnibus Incentive Plan provide for accelerated vesting of stock options and RSUs upon termination due to retirement, for which the eligibility criteria is 60 years of age and 5 years of service.
Non-Compete/Non-Solicitation/Confidentiality
Since fiscal 2013, agreements memorializing equity awards under the Company's 2012 Omnibus Incentive Stock and 2017 Omnibus Incentive Plans have contained non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the NEOs, except Mr. Nauman, for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company or (ii) inducing or encouraging employees, vendors or clients of the Company to breach, modify or terminate relationships or agreements they had with the Company during the 24-month period prior to the recipient's termination of employment. Mr. Nauman's covenants provide for the same non-competition and non-solicitation terms generally, but extend the life of such covenants to 24 months after termination of employment with the Company.

Compliance with Tax Regulations Regarding Executive Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the Company's chief executive officer or the other named executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Company's executive compensation program, as currently constructed, is not likely to generate significant nondeductible compensation in excess of these limits. The Committee will continue to review these tax regulations as they apply to the Company's executive compensation program. It is the Committee's intent to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and related regulations, and the fact that such regulations and interpretations may change from time to time with potentially retroactive effect, there is no certainty that compensation intended by the Committee to satisfy the requirements for deductibility under Section 162(m) will be deductible.

The Committee also considers it important to retain flexibility to design compensation programs, even where compensation payable under such programs may not be fully deductible, if such programs effectively recognize a full range of criteria important to the Company's success and result in a gain to the Company that would outweigh the limited negative tax effect.
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2017, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Harris and Sirkin, Ms. Bruno and Ms. Gioia. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; and based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.
Gary Balkema, Chairman
Elizabeth Bruno
Nancy Gioia
Frank Harris
Harold Sirkin
Compensation Policies and Practices
The Company's compensation policies for executive officers and all other employees are designed to avoid incentives that create undue risks to the Company. The Company's compensation programs are weighted towards offering long-term incentives that reward sustainable performance; do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value; and are set at reasonable and sustainable levels, as determined by a review of the Company's economic position, as well as the compensation offered by comparable companies. Under the oversight of its Audit and Management Development and Compensation Committees, the Company reviewed its compensation policies, practices and procedures for all employees to evaluate and ensure that they do not foster risk-taking beyond that deemed acceptable within the Company's business model. The Company believes that its compensation policies, practices and procedures do not encourage employees to take unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the named executive officers, who served as executive officers during the fiscal year ended July 31, 2017, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2017, July 31, 2016 and July 31, 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Time-based and Performance-based RSUs ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
J.M. Nauman, President, CEO, & Director	2017	$721,538	—	$1,666,702	$833,338	$1,259,987	$143,598	$4,625,163
	2016	693,750	—	733,350	1,466,668	528,984	89,017	3,511,769
	2015	649,039	—	2,287,151	893,282	—	86,716	3,916,188
A.J. Pearce, CFO & Treasurer	2017	$332,308	$—	$586,712	$293,337	$417,811	$74,651	$1,704,819
	2016	315,000	—	250,019	250,001	144,113	49,920	1,009,053
	2015	290,121	—	540,982	238,212	—	43,418	1,112,733
L.T. Bolognini, Senior VP, General Counsel and Secretary	2017	$337,062	—	$216,694	$108,334	$282,525	$77,981	$1,022,596
	2016	333,725	—	162,514	162,502	122,143	52,220	833,104
	2015	329,902	—	143,075	141,443	—	74,950	689,370
T.J. Felmer, Senior VP, President-Workplace Safety	2017	$386,937	$—	$366,701	$183,338	$—	$78,155	$1,015,131
	2016	386,937	—	275,009	275,004	111,438	62,934	1,111,322
	2015	386,937	—	820,304	322,580	—	57,364	1,587,185
R.R. Shaller, Senior VP & President - Identification Solutions (5)	2017	$344,312	—	$366,701	$183,338	$425,140	$125,664	$1,445,155
	2016	340,000	—	225,009	225,003	171,806	188,467	1,150,285
	2015	26,154	115,000	524,590	—	—	1,749	667,493

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based RSUs and performance-based RSUs. The grant date fair value is calculated based on the number of shares of Class A Common Stock underlying the time-based RSUs and performance-based RSUs (at target), times the average of the high and low trade prices of Class A Common Stock on the date of grant. The actual value of a restricted stock award or RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target level of performance-based RSUs (100%).  The grant date fair value of these awards assuming that the highest level of performance conditions will be achieved is as follows:  Mr. Nauman, $1,666,784; Mr. Pearce, $586,726; Mr. Bolognini, $216,714; Mr. Felmer, $366,680; and Mr. Shaller, $366,680.

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements of the Company contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2017. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised.

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

(5)	Mr. Shaller received a sign-on bonus of $115,000 in fiscal 2015 in conjunction with his appointment as Senior Vice President and President - Identification Solutions, effective June 22, 2015.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-Term Disability Insurance ($)	Relocation ($)	Other ($)	Total ($)
J.M. Nauman	2017	$99,097	$18,000	$1,629	$4,860	$5,606	$—	$14,406	$143,598
	2016	54,808	18,000	1,087	4,860	4,311	—	5,951	89,017
	2015	23,885	17,308	975	4,860	4,282	27,676	7,730	86,716
A.J. Pearce	2017	$36,517	$18,000	$783	$2,893	$3,775	$—	$12,683	$74,651
	2016	24,606	13,468	505	2,893	2,800	—	5,648	49,920
	2015	24,854	15,313	424	—	2,727	—	100	43,418
L.T. Bolognini	2017	$36,646	$18,000	$779	$3,946	$5,557	$—	$13,053	$77,981
	2016	26,557	11,799	528	3,946	4,097	—	5,293	52,220
	2015	25,428	14,997	520	3,946	4,116	25,443	500	74,950
T.J. Felmer	2017	$39,870	$18,000	$900	$3,737	$3,648	$—	$12,000	$78,155
	2016	30,955	18,000	747	3,737	3,225	—	700	57,364
	2015	30,505	20,159	1,102	4,048	4,028	—	—	59,842
R.R. Shaller	2017	$41,106	$18,000	$792	$3,427	$5,527	$44,812	$12,000	$125,664
	2016	29,600	18,000	537	3,427	4,103	127,244	5,556	188,467
	2015	—	1,383	—	—	91	275	—	1,749

Grants of Plan-Based Awards for 2017
The following table summarizes grants of plan-based awards made during fiscal 2017 to the named executive officers.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J.M. Nauman			$—	$721,538	$2,002,269
	8/1/2016	7/12/2016				10,407	26,018	52,036			$32.03	$833,357
	9/23/2016	9/7/2016							23,715		35.14	833,345
	9/23/2016	9/7/2016								107,161	35.14	833,338
A.J. Pearce			—	199,385	553,293
	8/1/2016	7/12/2016				3,664	9,159	18,318			32.03	293,363
	9/23/2016	9/7/2016							8,348		35.14	293,349
	9/23/2016	9/7/2016								37,721	35.14	293,337
L.T. Bolognini			—	202,237	561,208
	8/1/2016	7/12/2016				1,353	3,383	6,766			32.03	108,357
	9/23/2016	9/7/2016							3,083		35.14	108,337
	9/23/2016	9/7/2016								13,931	35.14	108,334
T.J. Felmer			—	309,550	859,001
	8/1/2016	7/12/2016				2,290	5,724	11,448			32.03	183,340
	9/23/2016	9/7/2016							5,218		35.14	183,361
	9/23/2016	9/7/2016								23,576	35.14	183,338
R.R. Shaller			—	189,372	525,507
	8/1/2016	7/12/2016				2,290	5,724	11,448			32.03	183,340
	9/23/2016	9/7/2016							5,218		35.14	183,361
	9/23/2016	9/7/2016								23,576	35.14	183,338

(1)
At its September 2016 meeting, the Management Development and Compensation Compensation Committee approved the values of the annual cash incentive award under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.

(2)
This award represents performance-based restricted stock units awarded on August 1, 2016, as part of the annual fiscal 2017 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of organic revenue and operating income growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 40% and 200% of target award value, respectively. The target number of performance stock units is used to determine the grant date fair value for this award.

(3)	The RSU awards vest equally over three years.

(4)	The exercise price and base price is the average of the high and low sale prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

Outstanding Equity Awards at July 31, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
J.M. Nauman	43,531	43,530	(1)	$22.66	9/25/2024
	100,467	200,932	(4)	19.96	9/25/2025
		107,161	(10)	35.14	9/23/2026
						53,668	(3)	$1,781,778
						13,292	(2)	441,294
						24,494	(5)	813,201
						23,715	(11)	787,338
									26,018	(12)	$863,798

A.J. Pearce	9,000	—		$30.21	9/21/2022
	4,523	—		31.07	9/20/2023
	23,217	11,608	(1)	22.66	9/25/2024
	17,125	34,250	(4)	19.96	9/25/2025
	—	37,721	(10)	35.14	9/23/2026
						3,544	(2)	$117,661
						8,519	(9)	282,831
						8,350	(5)	277,220
						8,348	(11)	277,154
									9,159	(12)	$304,079

L.T. Bolognini	25,000			$34.64	1/7/2023
	14,848			31.07	9/20/2023
	6,893	6,892	(1)	22.66	9/25/2024
	—	22,262	(4)	19.96	9/25/2025
		13,931	(10)	35.14	9/23/2026
						2,104	(2)	$69,853
						5,428	(5)	180,210
						3,083	(11)	102,356
									3,383	(12)	$112,316

T.J. Felmer	10,000	—		$38.19	12/4/2017
	23,334	—		38.31	8/3/2019
	35,000	—		20.95	9/25/2019
	11,667			29.78	8/2/2020
	40,000	—		28.73	9/24/2020
	35,000	—		28.35	9/30/2021
	45,500	—		29.10	9/21/2022
	33,862	—		27.00	9/20/2023
	31,440	15,719	(1)	22.66	9/25/2024
	18,838	37,675	(4)	19.96	9/25/2025
	—	23,576	(10)	35.14	9/23/2026

						4,800	(2)	$159,360
						1,666	(6)	55,311
						10,000	(7)	332,000
						9,185	(5)	304,942
						5,218	(11)	173,238
									5,724	(12)	$190,037

R.R. Shaller	15,413	30,825	(4)	$19.96	9/25/2025
	—	23,576	(10)	35.14	9/23/2026	12,595	(8)	$418,154
						7,515	(5)	249,498
						5,218	(11)	173,238
									5,724	(12)	$190,037

(1)	The remaining options vest on September 25, 2017.

(2)	This award represents time-based RSUs awarded on September 25, 2014, as part of the annual fiscal 2015 equity grant. The remaining units vest on September 25, 2017.

(3)
Mr. Nauman was awarded 53,668 shares of time-based RSUs on August 4, 2014, the effective date of his appointment as President, Chief Executive Officer, and Director of the Company. One-third of the units vested on August 4, 2017, one-third of the units vest on August 4, 2018, and one-third of the units vest on August 4, 2019.

(4)	One-half of the options vest on September 25, 2017 and the remainder of the options vest on September 25, 2018.

(5)
This award represents time-based RSUs awarded on September 25, 2015, as part of the annual fiscal 2016 equity grant. One-half of the units vest on September 25, 2017 and the remainder of the units vest on September 25, 2018.

(6)	Effective October 1, 2014, Mr. Felmer was awarded 5,000 shares of time-based restricted stock for retention purposes. The remaining units vest on October 1, 2017.

(7)
Effective November 28, 2014, Mr. Felmer was awarded 10,000 shares of time-based restricted stock for retention purposes. One-third of the units vest on November 28, 2017, one-third of the units vest on November 28, 2018, and one-third of the units vest on November 28, 2019.

(8)
Mr. Shaller was awarded 20,992 shares of time-based RSUs on June 22, 2015, the effective date of his appointment as Senior Vice President and President - Identification Solutions. One-third of the units vest on the third, fourth, and fifth anniversaries of the grant date, respectively.

(9)
Effective July 15, 2015, Mr. Pearce was awarded 12,171 shares of time-based RSUs for retention purposes. Thirty percent of the units vest on July 15, 2018 and forty percent of the units vest on July 15, 2019.

(10)	One-third of the options vest on September 23, 2017, one-third of the options vest on September 23, 2018, and one-third of the options vest on September 23, 2019.

(11)
This award represents time-based RSUs awarded on September 23, 2016 as part of the annual fiscal 2017 equity grant. One-third of the units vest on September 25, 2017, one-third of the units vest on September 25, 2018, and one-third of the units vest on September 25, 2019.

(12)
This award represents performance-based RSUs awarded on August 1, 2016 as part of the annual fiscal 2017 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company’s achievement of organic revenue and operating income growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).

Option Exercises and Stock Vested for Fiscal 2017
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2017 to the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J.M. Nauman	43,531	$653,836	25,539	$897,313
A.J. Pearce	56,000	438,470	10,589	368,043
L.T. Bolognini	24,918	392,613	6,365	223,232
T.J. Felmer	40,000	402,276	14,586	510,746
R.R. Shaller	—	—	7,956	277,026

Non-Qualified Deferred Compensation for Fiscal 2017
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2017 for the named executive officers.

Name	Executive Contribution in Fiscal 2017 ($)	Company Contributions in Fiscal 2017 ($)	Aggregate Earnings in Fiscal 2017 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at July 31, 2017 ($)
J.M. Nauman	$39,206	$77,697	$592	$—	$176,228
A.J. Pearce	112,642	15,977	79,254	—	738,294
L.T. Bolognini	7,689	15,379	10,557		56,559
T.J. Felmer	9,335	18,670	525,622	—	3,603,075
R.R. Shaller	8,837	19,766	3,761	—	35,816
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The registrant contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table. See discussion of the Company's nonqualified deferred compensation plan in the Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate severance agreements and change of control agreements with certain named executive officers.
The terms of severance arrangements are triggered if (i) the executive’s employment with the Company is involuntarily terminated by the Company without cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary and target bonus without the prior written agreement of the executive, (b) a significant diminution in the authority, duties or responsibilities of the executive without the executive’s prior written agreement, or (c) the relocation of the executive’s position to a principal work location more than 50 miles from Milwaukee, Wisconsin or from the executive’s principal place of residence, without the executive’s prior written agreement. Should Messrs. Nauman’s or Shaller’s employment be terminated under the circumstances described above, the Company would pay Mr. Nauman a severance benefit equal to two times the sum of his base salary and target bonus and would pay Mr. Shaller a severance benefit equal to his base salary plus target bonus. The other named executive officers are not covered by severance arrangements.
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average bonus payment received over a three-year period prior to the date the change of control occurs. For Mr. Nauman, a multiplier of the target bonus amount in effect immediately prior to the date change of control applies instead of the average bonus payment received over the prior three-year period. For Mr. Felmer, the Company will also reimburse the executive for any excise tax incurred by the executive as a result of Section 280(g) of the Internal Revenue Code. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Nauman, Pearce, Bolognini and Shaller as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each named executive officer in the event of termination of employment as a result of a change of control. No other employment agreements have been entered into between the Company and any of the named executive officers in fiscal year 2017.

Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.

•
The amounts detailed in the tables assume that each named executive officer terminated employment on July 31, 2017. Accordingly, the tables reflect amounts earned as of July 31, 2017, and include estimates of amounts that would be paid to the named executive officer upon the termination or occurrence of a change in control. The actual amounts that would be paid to a named executive officer can only be determined at the time of termination.

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

J. Michael Nauman
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2017, and the named executive officer was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,470,000	$1,470,000	$4,687,408	$3,119,146	$25,000	$10,771,554

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the target bonus amount in effect at July 31, 2017.

(3)	Represents the closing market price of $33.20 on 141,187 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.20 and the exercise price on 244,462 unvested, in-the-money stock options hat would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

The following table details the amount payable assuming that the severance terms of Mr. Nauman's Offer Letter were triggered on July 31, 2017, and the named executive officer was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Total ($)
$1,470,000	$1,470,000	$1,781,778	$4,721,778

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the target bonus amount in effect at July 31, 2017.

(3)	Represents the closing market price of $33.20 on 53,668 unvested time-based RSUs that would vest due to termination without cause.

Aaron J. Pearce
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2017, and the named executive officer was required to legally enforce the terms of the agreement.

Base Salary ($) (1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$680,000	—	$96,075	$1,258,944	$575,818	$25,000	$2,635,837

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2017, 2016 and 2015.

(3)	Represents the closing market price of $33.20 on 37,920 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.20 and the exercise price on 45,858 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Louis T. Bolognini
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2017, and the named executive officer was required to legally enforce the terms of the agreement.

Base Salary ($) (1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$676,700	—	$81,429	$464,734	$367,391	$25,000	$1,615,254

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2017, 2016 and 2015.

(3)	Represents the closing market price of $33.20 on 13,998 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.20 and the exercise price on 29,154 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Thomas J. Felmer
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2017, and the named executive officer was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Excise Tax Reimbursement ($)	Legal Fee Reimbursement ($) (5)	Total ($)
$773,874	$74,292	$1,214,888	$664,495	$—	$25,000	$2,752,549

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2017, 2016 and 2015.

(3)	Represents the closing market price of $33.20 on 36,593 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.20 and the exercise price on 53,394 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Russell R. Shaller
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2017, and the named executive officer was required to legally enforce the terms of the agreement.

Base Salary ($) (1)		Bonus ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$694,012	—	$191,204	$1,030,926	$324,896	$25,000	$2,266,038

(1)	Represents two times the base salary in effect at July 31, 2017.

(2)	Represents two times the average bonus payment received in the last three fiscal years ended July 31, 2017, 2016 and 2015.

(3)	Represents the closing market price of $33.20 on 31,052 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $33.20 and the exercise price on 30,825 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

The following table details the amount payable assuming that the severance terms of Mr. Shaller's Offer Letter were triggered on July 31, 2017, and the named executive officer was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Bonus ($) (2)	Total ($)
$347,006	$190,853	$537,859

(1)	Represents one times the base salary in effect at July 31, 2017.

(2)	Represents one times the target bonus amount in effect at July 31, 2017.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2017.

Name	Unvested Restricted Stock Units as of July 31, 2017	Restricted Stock Unit Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2017	Stock Option Acceleration Gain $ (2)
J. Michael Nauman	141,187	$4,687,408	244,462	$3,119,146
A.J. Pearce	37,920	1,258,944	45,858	575,818
L.T. Bolognini	13,998	464,734	29,154	367,391
T.J. Felmer	36,593	1,214,888	53,394	664,495
R.R. Shaller	31,052	1,030,926	30,825	324,896

(1)	Represents the closing market price of $33.20 on unvested awards that would vest due to death or disability.

(2)	Represents the difference between the closing market price of $33.20 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.

Potential Payments Upon Termination Without Cause
In the event of termination without cause, as defined in the officer's Offer Letter or in the officer's equity agreements, as applicable, certain restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the named executive officers should this event occur on July 31, 2017.

Name	Unvested Restricted Stock Units as of July 31, 2017	Restricted Stock Unit Acceleration Gain $ (1)
J. Michael Nauman	53,668	$1,781,778
A.J. Pearce	—	—
L.T. Bolognini	—	—
T.J. Felmer	1,666	55,311
R.R. Shaller	—	—

(1)	Represents the closing market price of $33.20 on unvested awards that would vest due to termination without cause.

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

In fiscal 2017, the annual cash retainer paid to non-management Directors was $60,000. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee Chair. Non-management Directors do not receive meeting fees. Non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board. No such fees were paid in fiscal year 2017.

In fiscal 2017, the Chair of the Board was paid an annual fee of $50,000, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Goodkind served as Chair of the Board in fiscal 2017.

The Board has established stock ownership requirements for Directors. The ownership requirement for each director is five times the annual Board retainer. All directors have achieved their stock ownership requirements.

Under the terms of the Brady Corporation 2017 Omnibus Incentive Stock Plan, 5,000,000 shares of the Company's Class A Common Stock have been authorized for issuance to Directors and employees. The Board has full and final authority to designate the non-management Directors to whom awards will be granted, the date on which awards will be granted and the number of shares of stock covered by each grant.

On September 8, 2016, the Board approved an annual stock-based compensation award of $95,000 in unrestricted shares of Class A Common Stock (having a grant date fair value of $35.14 per share), for each non-management Director, effective September 23, 2016, with the exception of Mr. Sirkin who received RSUs.

Directors are also eligible to defer portions of their fees into the Brady Corporation Director Deferred Compensation Plan (“Director Deferred Compensation Plan”), the value of which is measured by the fair value of the underlying investments. The assets of the Director Deferred Compensation Plan are held in a Rabbi Trust and are invested by the trustee as directed by the participant in several investment funds as permitted by the Director Deferred Compensation Plan. The investment funds available in the Director Deferred Compensation Plan include Brady Corporation Class A Nonvoting Common Stock and various mutual funds that are provided in the Employee 401(k) Plan. Directors may elect whether to receive his/her account balance following termination in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Company Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are in cash.
Effective January 1, 2008, the Director Deferred Compensation Plan was amended and restated to comply with the provisions of Section 409A of the Internal Revenue Code. On February 21, 2017, the Director Deferred Compensation Plan was amended to discontinue the participants' ability to transfer funds from mutual funds into the Company’s Class A Nonvoting Common Stock.

Director Compensation Table — Fiscal 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$105,000	$—	$95,019	$200,019
Gary S. Balkema	109,000	—	95,019	204,019
Elizabeth P. Bruno	92,000	—	95,019	187,019
Nancy L. Gioia	92,000	—	95,019	187,019
Conrad G. Goodkind	155,000	—	95,019	250,019
Frank W. Harris	92,000	—	95,019	187,019
Bradley C. Richardson	110,000	—	95,019	205,019
Harold L. Sirkin	82,000	—	95,019	177,019

(1)
No stock options were awarded to non-management Directors in fiscal 2017. Outstanding option awards at July 31, 2017, for each individual who served as Director in fiscal 2017 include the following: Mr. Allender, 55,800; Mr. Balkema, 35,400; Ms. Bruno, 39,800; Ms. Gioia, 8,500; Mr. Goodkind, 55,800; Mr. Harris, 39,800; Mr. Richardson, 43,800; and Mr. Sirkin, 4,250 shares. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.

(2)
With the exception of Mr. Sirkin, represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2017 as compensation for their services. For Mr. Sirkin, represents the fair value of shares of time-based RSUs of Class A Common Stock granted in fiscal 2017 as compensation for his services. The shares of unrestricted stock and RSUs granted to the non-management directors were valued at the average of the high and low market price of $35.14 on September 23, 2016. All RSUs awarded to Mr. Sirkin vested during the fiscal year ended July 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 1, 2017. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director and Named Executive Officer individually and by all Directors and Officers of the Company as a group as of August 1, 2017. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	1,270,085	2.7%
	J. Michael Nauman	404,165	0.9%
	Thomas J. Felmer	389,096	0.8%
	Conrad G. Goodkind	171,646	0.4%
	Bentley N. Curran	135,140	0.3%
	Aaron J. Pearce	129,452	0.3%
	Patrick W. Allender (2)	126,760	0.3%
	Bradley C. Richardson	86,751	0.2%
	Louis T. Bolognini	81,238	0.2%
	Helena R. Nelligan	78,285	0.2%
	Frank W. Harris	65,808	0.1%
	Russell R. Shaller	53,585	0.1%
	Gary S. Balkema	50,811	0.1%
	Nancy L. Gioia	18,684	*
	Harold L. Sirkin	14,190	*
	Ann E. Thornton	7,818	*
	All Officers and Directors as a Group (16 persons)	3,083,514	6.4%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)
Ms. Bruno’s holdings of Class A Common Stock include 806,296 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 52,530 shares owned by trusts in which she is a co-trustee. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.

(2)	Mr. Allender's holdings of Class A Common Stock include 20,000 shares owned by the Patrick and Deborah Allender Irrevocable Trust.

(3)
The amount shown for all officers and directors individually and as a group (16 persons) includes options to acquire a total of 1,313,964 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2017, including the following: Ms. Bruno, 39,800 shares; Mr. Nauman, 323,715 shares; Mr. Felmer, 327,057 shares; Mr. Goodkind, 55,800 shares; Mr. Pearce, 95,172 shares; Mr. Allender, 55,800 shares; Mr. Richardson, 43,800 shares; Mr. Bolognini, 62,515 shares; Mr. Harris, 39,800 shares; Mr. Shaller, 38,685 shares; Mr. Balkema, 35,400 shares; Ms. Gioia, 8,500 shares; Mr. Sirkin, 2,834 shares; Mr. Curran, 116,093 shares; Ms. Nelligan, 63,306 shares; and Ms. Thornton, 5,687 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2017.

(4)
The amount shown for all officers and directors individually and as a group (16 persons) includes unvested RSUs to acquire 93,908 shares of Class A Common stock, which will vest within 60 days of July 31, 2017, including the following: Mr. Nauman, 51,334 units; Mr. Felmer, 11,133 units; Mr. Pearce, 10,502 units; Mr. Bolognini, 5,846 units; Mr. Shaller, 5,498 units; Mr. Curran, 3,307 units; Ms. Nelligan, 5,669 units; and Ms. Thornton, 619 units. No unvested RSUs were held by directors which will vest within 60 days of July 31, 2017. It does not include unvested restricted stock awards or RSUs to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2017.

(5)
The amount shown for all officers and directors individually and as a group (16 persons) includes Class A Common Stock owned in deferred compensation plans totalling 182,568 shares of Class A Common Stock, including the following: Ms. Bruno, 2,529 shares; Mr. Nauman 0 shares; Mr. Felmer, 12,416 shares; Mr. Goodkind, 59,543 shares; Mr. Pearce, 3,546 shares; Mr. Allender, 50,960 shares; Mr. Richardson, 41,491 shares; Mr. Bolognini 0 shares; Mr. Harris, 0 shares; Mr. Shaller, 0 shares; Mr. Balkema, 11,961 shares; Ms. Gioia, 0 shares; Mr. Sirkin, 0 shares; Mr. Curran, 122 shares; Ms. Nelligan, 0 shares; and Ms. Thornton, 0 shares.

(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.

(d) Equity Compensation Plan Information

	As of July 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,487,690	$27.40	3,455,115
Equity compensation plans not approved by security holders	None	None	None
Total	4,487,690	$27.40	3,455,115
The Company’s equity compensation plan allows the granting of stock options, restricted stock, RSUs, and unrestricted stock to various officers, directors and other employees of the Company at prices equal to fair market value at the date of grant. The Company has reserved 5,000,000 shares of Class A Nonvoting Common Stock for issuance under the Brady Corporation 2017 Omnibus Incentive Stock Plan. Generally, options will not be exercisable until one year after the date of grant, and will be exercisable thereafter, to the extent of one-third per year and have a maximum term of ten years. Generally, RSUs vest one-third per year for the first three years.

The Company granted 661,412 time-based RSUs in fiscal 2015, with a weighted average grant price and fair value of $24.28. Of the time-based RSUs granted in fiscal 2015, 23,241 units were forfeited in fiscal 2015 44,477 were forfeited in fiscal 2016.

The Company granted 173,394 time-based RSUs in fiscal 2016, with a weighted average grant price and fair value of $20.07, of which 10,092 units have forfeited. The Company granted 96,137 time-based RSUs in fiscal 2017, with a weighted average grant price and fair value of $35.15, of which 1,994 units have forfeited. The Company granted 58,206 performance-based RSUs in fiscal 2017, with a weighted average grant price and fair value of $32.03, of which no units have forfeited. As of July 31, 2017, 517,108 time-based RSUs were outstanding with a weighted average grant date fair value of $25.61, and 58,206 performance-based RSUs were outstanding with a weighted average grant date fair value of $32.03.
Item 13. Certain Relationships, Related Transactions, and Director Independence
The Company annually solicits information from its Directors in order to ensure there are no conflicts of interest. The information gathered annually is reviewed by the Company and if any transactions are not in accordance with the rules of the New York Stock Exchange or are potentially in violation of the Company’s Corporate Governance Principles, the transactions are referred to the Corporate Governance Committee for approval, ratification, or other action. Further, potential affiliated party transactions would be reported as a part of the Company’s quarterly disclosure process. In addition, pursuant to its charter, the Company’s Audit Committee periodically reviews reports and disclosures of insider and affiliated party transaction with the Company, if any. Furthermore, the Company’s Directors are expected to be mindful of their fiduciary obligations to the Company and to report any potential conflicts to the Corporate Governance Committee for review. Based on the Company’s consideration of all relevant facts and circumstances, the Corporate Governance Committee will decide whether or not to approve such transactions and will approve only those transactions that are in the best interest of the Company. Additionally, the Company has processes in place to educate executives and employees about affiliated transactions. The Company maintains an anonymous hotline by which employees may report potential conflicts of interest such as affiliated party transactions.
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2017. After consideration of these factors, the Board concluded that none of the Directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2017, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 - Directors and Executive Officers of the Registrant for a discussion of Director independence.

Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2017 and 2016. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2017 and 2016.

	2017	2016
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees (1)	$1,200	$1,966
Tax fees — compliance	492	507
Subtotal audit, audit-related and tax compliance fees	1,692	2,473
Non-audit related
Tax fees — planning and advice	189	254
Subtotal non-audit related fees	189	254
Total fees	$1,881	$2,727

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2017	2016
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.1 to 1	0.1 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2017 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 96 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
2.2	Share and Asset Purchase Agreement, dated as of February 24, 2014, by and among Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) (6)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (16)
*10.5	Directors’ Deferred Compensation Plan, as amended and restated effective February 21, 2017 (25)
*10.6	Forms of Non-Qualified Employee Stock Option Agreement, Director Stock Option Agreement, and Employee Performance Stock Option Agreement under 2006 Omnibus Incentive Stock Plan (10)
*10.7	Brady Corporation 2017 Omnibus Incentive Stock Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Plan for Non-employee Directors, as amended (3)
*10.11	Forms of Nonqualified Stock Option Agreements under 2005 Non-qualified Plan for Non-employee Directors, as amended (8)
*10.12	Form of Restricted Stock Unit Agreement under the Brady Corporation Omnibus Incentive Stock Plan (33)
*10.13	Restricted Stock Unit Agreement, dated as of October 1, 2014, with Thomas J. Felmer (11)
*10.14	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin (14)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Restricted Stock Unit Agreement, dated as of November 28, 2014, with Thomas J. Felmer (20)
*10.17	Change of Control Agreement, dated as of August 28, 2015, with Russell R. Shaller (21)
*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Performance-based Restricted Stock Agreement under Brady Corporation 2006 Omnibus Incentive Stock Plan (7)
*10.20	Amended and Restated Restricted Stock Unit Agreement, dated as of February 17, 2016, with Harold L. Sirkin (14)
*10.21	Restated Brady Corporation Restoration Plan (5)
*10.22	Change of Control Agreement, dated as of February 28, 2013, entered into with Louis T. Bolognini (30)
*10.23	Form of Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (33)
*10.24	Employment Offer Letter, dated as of June 2, 2015, with Russell Shaller (38)

*10.25	Restricted Stock Unit Agreement, dated as of July 15, 2015, with Aaron J. Pearce (39)
10.26	Brady Note Purchase Agreement dated May 13, 2010 (19)
*10.27	Form of Amendment, dated February 17, 2010, to granting agreement for performance-based stock options issued on August 1, 2005 to Thomas J. Felmer (18)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.30	Form of Non-Qualified Employee Stock Option Agreement and Employee Performance Stock Option Agreement under 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Stock Option Agreement under 2010 Nonqualified Stock Option Plan for Non-employee Directors (17)
*10.32	Brady Corporation Incentive Compensation Plan for Senior Executives (15)
*10.33	Restricted Stock Agreement, dated as of October 7, 2013, with Thomas J. Felmer (36)
*10.34	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (13)
*10.35	Restricted Stock Unit Agreement, dated as of August 4, 2014, with Thomas J. Felmer (9)
*10.36	Change of Control Agreement, dated as of March 3, 2014, with Helena R. Nelligan (13)
*10.37	Form of Fiscal 2012 Performance Stock Option under the 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Non-Qualified Employee Performance Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (26)
*10.42	Form of Fiscal 2013 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
*10.43	Form of Fiscal 2013 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (31)
10.44
Credit Agreement, dated as of September 25, 2015, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and Bank of America, N.A., as L/C issuer and administrative agent (24)

*10.45	Employment Offer Letter, dated as of August 1, 2014, with J. Michael Nauman (35)
*10.46	Restricted Stock Unit Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.47	Change of Control Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.48	Form of Fiscal 2014 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.49	Form of Fiscal 2014 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (32)
*10.51	Form of Fiscal 2016 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (21)
*10.52	Form of Fiscal 2016 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (21)
*10.53	Form of Fiscal 2015 Non-Qualified Employee Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)

*10.54	Form of Fiscal 2015 Director Stock Option Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.55	Form of Fiscal 2015 Restricted Stock Unit Agreement under 2012 Omnibus Incentive Stock Plan (9)
*10.56	Restricted Stock Unit Agreement, dated as of June 22, 2015, with Russell R. Shaller (21)
*10.57	Form of Fiscal 2015 Employee Retention Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan (21)
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of J. Michael Nauman
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 2, 2014

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal year ended January 31, 2014

(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016

(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 2, 2011

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 18, 2014

(24)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 25, 2015

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2017

(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 5, 2015

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012

(32)	Incorporated by reference to Registrants Annual Report of Form 10-K for the fiscal year ended July 31, 2013

(33)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 12, 2016

(34)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2015

(35)	Incorporated by reference to Registrant's Current Report on Form 8-K filed August 4, 2014

(36)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013

Item 16. Form 10-K Summary
None.

BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2017	2016	2015
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$5,144	$3,585	$3,069
Additions — Charged to expense	732	1,904	1,954
Deductions — Bad debts written off, net of recoveries	(1,247)	(345)	(1,438)
Balances at end of period	$4,629	$5,144	$3,585
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$15,083	$13,269	$12,259
Additions — Charged to expense	4,608	4,950	3,017
Deductions — Inventory write-offs	(5,369)	(3,136)	(2,007)
Balances at end of period	$14,322	$15,083	$13,269
Valuation allowances against deferred tax assets:
Balances at beginning of period	$37,992	$39,922	$37,409
Additions during year	2,004	2,614	8,111
Deductions — Valuation allowances reversed/utilized	(1,433)	(4,544)	(5,598)
Balances at end of period	$38,563	$37,992	$39,922

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of September 2017.

BRADY CORPORATION
By:	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ J. MICHAEL NAUMAN	President and Chief Executive Officer; Director
J. Michael Nauman	(Principal Executive Officer)
/s/ ANN E. THORNTON	Chief Accounting Officer and Corporate Controller
Ann E. Thornton	(Principal Accounting Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ HAROLD L. SIRKIN
Harold L. Sirkin	Director

*	Each of the above signatures is affixed as of September 13, 2017.