Form 10-Q
period 2017-10-31
BRADY CORP
filed 2017-11-16
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2017
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
As of November 14, 2017, there were 48,020,711 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2017	July 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,237	$133,944
Accounts receivable—net	152,698	149,638
Inventories:
Finished products	69,458	69,760
Work-in-process	19,052	18,117
Raw materials and supplies	21,152	19,147
Total inventories	109,662	107,024
Prepaid expenses and other current assets	19,045	17,208
Total current assets	423,642	407,814
Other assets:
Goodwill	433,704	437,697
Other intangible assets	51,200	53,076
Deferred income taxes	36,281	35,456
Other	17,072	18,077
Property, plant and equipment:
Cost:
Land	7,344	7,470
Buildings and improvements	97,457	98,228
Machinery and equipment	262,820	261,192
Construction in progress	4,123	4,109
	371,744	370,999
Less accumulated depreciation	276,030	272,896
Property, plant and equipment—net	95,714	98,103
Total	$1,057,613	$1,050,223
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$749	$3,228
Accounts payable	64,902	66,817
Wages and amounts withheld from employees	64,863	58,192
Taxes, other than income taxes	8,242	7,970
Accrued income taxes	9,574	7,373
Other current liabilities	45,455	43,618
Total current liabilities	193,785	187,198
Long-term obligations, less current maturities	93,810	104,536
Other liabilities	57,347	58,349
Total liabilities	344,942	350,083
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively, and outstanding 48,020,711 and 47,814,818 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	322,657	322,608
Earnings retained in the business	522,334	507,136
Treasury stock—3,240,776 and 3,446,669 shares, respectively, of Class A nonvoting common stock, at cost	(80,806)	(85,470)
Accumulated other comprehensive loss	(52,062)	(44,682)
Total stockholders’ investment	712,671	700,140
Total	$1,057,613	$1,050,223

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts)

	Three months ended October 31,
	(Unaudited)
	2017	2016
Net sales	$290,151	$280,176
Cost of products sold	144,086	139,818
Gross margin	146,065	140,358
Operating expenses:
Research and development	10,520	9,146
Selling, general and administrative	100,134	98,004
Total operating expenses	110,654	107,150
Operating income	35,411	33,208
Other income (expense):
Investment and other income (expense)	216	(489)
Interest expense	(863)	(1,732)
Earnings before income taxes	34,764	30,987
Income tax expense	8,928	8,434
Net earnings	$25,836	$22,553
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.45
Diluted	$0.49	$0.44
Dividends	$0.21	$0.21
Net earnings per Class B Voting Common Share:
Basic	$0.49	$0.43
Diluted	$0.48	$0.42
Dividends	$0.19	$0.19
Weighted average common shares outstanding (in thousands):
Basic	51,440	50,634
Diluted	52,383	51,455
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2017	2016
Net earnings	$25,836	$22,553
Other comprehensive loss:
Foreign currency translation adjustments	(5,383)	(14,254)

Net investment hedge and long-term intercompany loan translation adjustments	(1,172)	3,184

Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(234)	298
Reclassification adjustment for losses included in net earnings	24	405
	(210)	703

Pension and other post-retirement benefits actuarial gain amortization	(130)	(136)

Other comprehensive loss, before tax	(6,895)	(10,503)
Income tax expense related to items of other comprehensive loss	(485)	(1,666)
Other comprehensive loss, net of tax	(7,380)	(12,169)
Comprehensive income	$18,456	$10,384
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three months ended October 31,
	(Unaudited)
	2017	2016
Operating activities:
Net earnings	$25,836	$22,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,564	7,234
Non-cash portion of stock-based compensation expense	3,744	3,155
Deferred income taxes	(1,168)	2,027
Changes in operating assets and liabilities:
Accounts receivable	(4,807)	(680)
Inventories	(3,571)	1,197
Prepaid expenses and other assets	(2,005)	(1,170)
Accounts payable and accrued liabilities	7,799	2,546
Income taxes	2,327	(2,869)
Net cash provided by operating activities	34,719	33,993

Investing activities:
Purchases of property, plant and equipment	(3,802)	(3,959)
Other	974	1,511
Net cash used in investing activities	(2,828)	(2,448)

Financing activities:
Payment of dividends	(10,639)	(10,370)
Proceeds from exercise of stock options	3,249	8,813
Proceeds from borrowing on credit facilities	10,901	27,565
Repayment of borrowing on credit facilities	(22,894)	(27,139)
Income tax on equity-based compensation, and other	(2,280)	(1,232)
Net cash used in financing activities	(21,663)	(2,363)

Effect of exchange rate changes on cash	(1,935)	(4,109)

Net increase in cash and cash equivalents	8,293	25,073
Cash and cash equivalents, beginning of period	133,944	141,228

Cash and cash equivalents, end of period	$142,237	$166,301

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2017
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2017 and July 31, 2017, its results of operations and comprehensive income for the three months ended October 31, 2017 and 2016, and cash flows for the three months ended October 31, 2017 and 2016. The consolidated balance sheet as of July 31, 2017 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2017.
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2017, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2017	$391,864	$45,833	$437,697
Translation adjustments	(3,123)	(870)	(3,993)
Balance as of October 31, 2017	$388,741	$44,963	$433,704

Goodwill at October 31, 2017 and July 31, 2017, was net of $118,637 and $209,392 of accumulated impairment losses within the ID Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the three months ended October 31, 2017.

Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2017				July 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,395	$(591)	$804	5	$1,358	$(471)	$887
Trademarks and other	9	4,485	(4,271)	214	9	4,528	(4,229)	299
Customer relationships	8	60,349	(33,045)	27,304	8	60,759	(31,909)	28,850
Unamortized other intangible assets:
Trademarks	N/A	22,878	—	22,878	N/A	23,040	—	23,040
Total		$89,107	$(37,907)	$51,200		$89,685	$(36,609)	$53,076
The decrease in the gross carrying amount of other intangible assets as of October 31, 2017 compared to July 31, 2017 was due to the effects of currency fluctuations during the three-month period.

Amortization expense on intangible assets was $1,693 and $1,895 for the three months ended October 31, 2017 and 2016, respectively. The amortization expense over each of the next five fiscal years is projected to be $6,445, $6,195, $5,196, $5,155 and $5,008 for the fiscal years ending July 31, 2018, 2019, 2020, 2021 and 2022, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2017:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2017	$109	$2,620	$(47,411)	$(44,682)
Other comprehensive loss before reclassification	(419)	—	(6,846)	(7,265)
Amounts reclassified from accumulated other comprehensive loss	15	(130)	—	(115)
Ending balance, October 31, 2017	$(295)	$2,490	$(54,257)	$(52,062)
The increase in the accumulated other comprehensive loss as of October 31, 2017 compared to July 31, 2017 was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $115 in amounts reclassified from accumulated other comprehensive loss, the $15 loss on cash flow hedges was reclassified into cost of goods sold and the $130 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2017.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2016 were as follows:

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
The increase in accumulated other comprehensive loss as of October 31, 2016 compared to July 31, 2016 was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $111 in amounts reclassified from accumulated other comprehensive loss, the $247 loss on cash flow hedges was reclassified into cost of goods sold and the $136 gain on post-retirement plans was reclassified into SG&A on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2016.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
	2017	2016
Income tax expense related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(301)	$(1,568)
Cash flow hedges	(195)	(128)
Other income tax adjustments and currency translation	11	30
Income tax expense related to items of other comprehensive loss	$(485)	$(1,666)
NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2017	2016
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$25,836	$22,553
Less:
Preferential dividends	(799)	(788)
Preferential dividends on dilutive stock options	(16)	(14)
Numerator for basic and diluted earnings per Class B Voting Common Share	$25,021	$21,751
Denominator: (in thousands)
Denominator for basic earnings for both Class A and Class B	51,440	50,634
Plus: Effect of dilutive stock options	943	821
Denominator for diluted earnings per share for both Class A and Class B	52,383	51,455
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.45
Diluted	$0.49	$0.44
Net earnings per Class B Voting Common Share:
Basic	$0.49	$0.43
Diluted	$0.48	$0.42

Options to purchase 737,132 and 772,334 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2017 and 2016, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
	2017	2016
Net Sales:
ID Solutions	$209,705	$201,264
Workplace Safety	80,446	78,912
Total Company	$290,151	$280,176
Segment Profit:
ID Solutions	$35,837	$33,068
Workplace Safety	6,445	6,450
Total Company	$42,282	$39,518
The following is a reconciliation of segment profit to earnings before income taxes for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
	2017	2016
Total profit from reportable segments	$42,282	$39,518
Unallocated amounts:
Administrative costs	(6,871)	(6,310)
Investment and other income (expense)	216	(489)
Interest expense	(863)	(1,732)
Earnings before income taxes	$34,764	$30,987
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

As of October 31, 2017, the Company has reserved 3,672,332 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 3,989,341 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2017 and 2016, was $3,744 ($2,321 net of taxes) and $3,155 ($1,957 net of taxes), respectively.
As of October 31, 2017, total unrecognized compensation cost related to stock-based compensation awards was $17,077 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.
The Company has estimated the fair value of its service-based stock option awards granted during the three months ended October 31, 2017 and 2016, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2017	2016
Expected term (in years)	6.07	6.11
Expected volatility	28.19%	29.43%
Expected dividend yield	2.72%	2.70%
Risk-free interest rate	1.96%	1.26%
Weighted-average market value of underlying stock at grant date	$36.85	$35.14
Weighted-average exercise price	$36.85	$35.14
Weighted-average fair value of options granted during the period	$7.96	$7.56

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
A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2017, is presented below:

Service-Based Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2017	2,879,801	$27.40
New grants	364,046	36.85
Exercised	(140,998)	28.02
Forfeited or expired	(10,719)	27.14
Outstanding at October 31, 2017	3,092,130	$28.49	6.2	$29,020
Exercisable at October 31, 2017	2,229,350	$27.39	5.1	$23,397

There were 2,229,350 and 2,616,609 options exercisable with a weighted average exercise price of $27.39 and $29.31 at October 31, 2017 and 2016, respectively. The total fair value of stock options vested during the three months ended October 31, 2017 and 2016, was $2,974 and $2,794, respectively.

The cash received from the exercise of options during the three months ended October 31, 2017 and 2016, was $3,249 and $8,813. The tax benefit received from the exercise of options during the three months ended October 31, 2017 and 2016, was $478 and $1,100, respectively. The total intrinsic value of options exercised during the three months ended October 31, 2017 and 2016, based upon the average market price at the time of exercise during the period, was $1,257 and $2,894, respectively.
The following tables summarize the RSU activity under the Company's share-based compensation plans for the three months ended October 31, 2017:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	517,108	$25.61
New grants	83,388	36.65
Vested	(130,378)	24.67
Forfeited	(4,412)	26.28
Outstanding at October 31, 2017	465,706	$27.84
The service-based RSUs granted during the three months ended October 31, 2016 had a weighted-average grant date fair value of $35.14. The total fair value of service-based RSUs vested during the three months ended October 31, 2017 and 2016, was $4,736 and $5,079, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	58,206	$32.03
New grants	56,290	33.12
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2017	114,496	$32.57
The performance-based RSUs granted during the three months ended October 31, 2016 had a weighted-average grant date fair value of $32.03. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at October 31, 2017 and expected to vest was $22,077.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2017 and July 31, 2017, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2017
Trading securities	$13,020	$—	$13,020	Other assets
Foreign exchange contracts	—	175	175	Prepaid expenses and other current assets
Total Assets	$13,020	$175	$13,195
Foreign exchange contracts	$—	$821	$821	Other current liabilities
Total Liabilities	$—	$821	$821
July 31, 2017
Trading securities	$13,994	$—	$13,994	Other assets
Foreign exchange contracts	—	1,354	1,354	Prepaid expenses and other current assets
Total Assets	$13,994	$1,354	$15,348
Foreign exchange contracts	$—	$1,577	$1,577	Other current liabilities
Total Liabilities	$—	$1,577	$1,577
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2017. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2017.
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
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $98,190 and $109,303 at October 31, 2017 and July 31, 2017, respectively, as compared to the carrying value of $93,810 and $104,536 at October 31, 2017 and July 31, 2017, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2017 and July 31, 2017, the notional amount of outstanding forward exchange contracts was $25,638 and $81,195, respectively.
The Company hedges a portion of known exposures using forward exchange contracts. Main exposures are related to transactions denominated in the Euro, Canadian dollar, and Mexican Peso. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2017 and 2016, unrealized losses of $710 and $58 were included in OCI, respectively. These balances are expected to be reclassified from OCI to earnings during the next twelve months when the hedged transactions impact earnings. For the three months ended October 31, 2017 and 2016, the Company reclassified losses of $24 and $405 from OCI into earnings, respectively. At October 31, 2017, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $22,538, including contracts to sell Euros, Canadian dollars, and U.S. dollars.
Net Investment Hedges

As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three months ended October 31, 2017 and 2016, the Company recognized gains of $22 and losses of $1,733, respectively, in “Investment and other income (expense)” on the Condensed Consolidated Statements of Earnings related to non-designated hedges.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2017		July 31, 2017		October 31, 2017		July 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$173	Prepaid expenses and other current assets	$1,067	Other current liabilities	$815	Other current liabilities	$1,569
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	52,421	Long term obligations, less current maturities	53,280
Total derivatives designated as hedging instruments		$173		$1,067		$53,236		$54,849
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$287	Other current liabilities	$6	Other current liabilities	$7
Total derivatives not designated as hedging instruments		$2		$287		$6		$7
NOTE I — New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" ("ASU 2017-12"), which simplifies and reduces the complexity of the hedge accounting requirements and better aligns an entity's financial reporting for hedging relationships with its risk management activities. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective adoption approach to existing hedging relationships as of the adoption date. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter; however, early adoption is permitted for any impairment tests performed after January 1, 2017. This guidance will only impact the Company's consolidated financial statements if there is a future impairment of goodwill.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer.

ASU 2014-09 (and related updates) is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company's efforts to evaluate the impact and to prepare for its adoption on August 1, 2018 are underway as the Company has reviewed representative forms of agreements with customers globally and is in the process of evaluating the impact of the new standard on its consolidated financial statements. The Company is also assessing its process for accumulating the required information for enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue under the new standard. The Company currently anticipates applying the modified retrospective approach when adopting this guidance.
NOTE J — Subsequent Events
On November 14, 2017, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2075 per share payable on January 31, 2018, to shareholders of record at the close of business on January 10, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview

Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative identification and healthcare products. The WPS segment provides workplace safety and compliance products, half of which are internally manufactured and half of which are externally sourced. Approximately 45% of our total sales are derived outside of the United States. Foreign sales within the IDS and WPS segments are approximately 35% and 65%, respectively.
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
The Company is targeting the following key initiatives in fiscal 2018:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Executing sustainable efficiency gains throughout our global operations as well as our selling, general, and administrative structures.

•	Expanding and enhancing our digital presence with a heightened focus on mobile technologies.

•	Growing through focused sales and marketing actions in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2017 and 2016 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2017	% Sales	2016	% Sales
Net Sales	$290,151		$280,176
Gross Margin	146,065	50.3%	140,358	50.1%
Operating Expenses:
Research and Development	10,520	3.6%	9,146	3.3%
Selling, General and Administrative	100,134	34.5%	98,004	35.0%
Total operating expenses	110,654	38.1%	107,150	38.2%
Operating Income	$35,411	12.2%	$33,208	11.9%

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

Sales for the three months ended October 31, 2017, increased 3.6% to $290.2 million, compared to $280.2 million in the same period of the prior year. The increase in sales consisted of organic sales growth of 1.7% and a positive foreign currency impact of 1.9%, due to the depreciation of the U.S. dollar against certain other major currencies as compared to the same period in the prior year. Organic sales grew by 2.9% in the IDS segment and declined 1.4% in the WPS segment during the three months ended October 31, 2017, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID and Wire ID product lines, partially offset by sales declines in the Healthcare ID product line. Catalog sales in the WPS segment declined, but were partially offset by sales growth in the digital channel.

Gross margin for the three months ended October 31, 2017, increased 4.1% to $146.1 million, compared to $140.4 million in the same period of the prior year. As a percentage of sales, gross margin increased to 50.3% for the three months ended October 31, 2017, from 50.1% in the same period of the prior year. The increase in gross profit margin was primarily due to our on-going efforts to streamline manufacturing processes and drive operational efficiencies in production facilities. These efforts resulted in reduced excess inventory and scrap charges compared to the same period in the prior year.

Research and development expenses (“R&D”) for the three months ended October 31, 2017, increased 15.0% to $10.5 million, compared to $9.1 million in the same period of the prior year. As a percentage of sales, R&D expenses were 3.6% for the three months ended October 31, 2017, compared to 3.3% in the same period of the prior year. The increase in R&D expense was primarily due to increased investments in new product development within the IDS segment.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as administrative expenses including finance, informational technology, human resources, and other administrative expenses. SG&A increased 2.2% to $100.1 million for the three months ended October 31, 2017, compared to $98.0 million in the same period of the prior year. As a percentage of sales, SG&A was 34.5% for the three months ended October 31, 2017, compared to 35.0% in the same period of the prior year. The increase in SG&A was primarily due to the weakening of the U.S. Dollar against certain other currencies and increased investments in selling resources.
Operating income was $35.4 million and $33.2 million for three months ended October 31, 2017 and 2016, respectively. The increase was primarily due to increased gross margins in the IDS segment, reduced selling expense in the WPS segment, and the positive impact of foreign currency fluctuations. The increase in operating income was partially offset by increased R&D expenses.

OPERATING INCOME TO NET EARNINGS

	Three months ended October 31,
(Dollars in thousands)	2017	% Sales	2016	% Sales
Operating income	$35,411	12.2%	$33,208	11.9%
Other income (expense):
Investment and other income (expense)	216	0.1%	(489)	(0.2)%
Interest expense	(863)	(0.3)%	(1,732)	(0.6)%
Earnings before income tax	34,764	12.0%	30,987	11.1%
Income tax expense	8,928	3.1%	8,434	3.0%
Net earnings	$25,836	8.9%	$22,553	8.0%

Investment and other income was $0.2 million for the three months ended October 31, 2017, compared to investment and other expense of $0.5 million for the same period in the prior year. The change was primarily due to an increase in the market value of securities held in deferred compensation plans as well as increased interest income.

Interest expense decreased to $0.9 million for the three months ended October 31, 2017, from $1.7 million for the same period in the prior year. This decrease was due to the Company's declining principal balance under its outstanding debt agreements.

The Company’s income tax rate was 25.7% for the three months ended October 31, 2017, compared to 27.2% in the same period in the prior year. The decrease in the income tax rate was due to foreign tax credits generated from a cash repatriation to the U.S. during the current quarter.

Business Segment Operating Results

The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
(Dollars in thousands)	2017	2016
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$209,705	$201,264
Workplace Safety	80,446	78,912
Total	$290,151	$280,176
SALES GROWTH INFORMATION
ID Solutions
Organic	2.9%	0.7%
Currency	1.3%	(0.6)%
Total	4.2%	0.1%
Workplace Safety
Organic	(1.4)%	(2.5)%
Currency	3.3%	(1.3)%
Total	1.9%	(3.8)%
Total Company
Organic	1.7%	(0.2)%
Currency	1.9%	(0.8)%
Total	3.6%	(1.0)%
SEGMENT PROFIT
ID Solutions	$35,837	$33,068
Workplace Safety	6,445	6,450
Total	$42,282	$39,518
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	17.1%	16.4%
Workplace Safety	8.0%	8.2%
Total	14.6%	14.1%
The following is a reconciliation of segment profit to earnings before income taxes for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
	2017	2016
Total profit from reportable segments	$42,282	$39,518
Unallocated amounts:
Administrative costs	(6,871)	(6,310)
Investment and other income (expense)	216	(489)
Interest expense	(863)	(1,732)
Earnings before income taxes	$34,764	$30,987

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales increased 4.2% to $209.7 million for the three months ended October 31, 2017, compared to $201.3 million in the same period in the prior year. Organic sales increased 2.9% and foreign currency fluctuations increased sales by 1.3% for the three months ended October 31, 2017, compared to the same period in the prior year.

Organic sales in the Americas were essentially flat for the three months ended October 31, 2017, as compared to the same period in the prior year. The IDS Americas region realized organic sales growth primarily in the Wire ID product line due to increased sales of printer consumables, which were offset by organic sales declines in the Healthcare ID product line due to pricing pressures within certain product categories resulting from the consolidation of group purchasing organizations. Organic sales grew in the mid-single digits in Canada and Mexico, grew in the low single-digits in Brazil, and declined slightly in the United States.

Organic sales in Europe grew in the high-single digits for the three months ended October 31, 2017, as compared to the same period in the prior year. Organic sales growth was primarily due to sales increases in the Product ID and Safety and Facility ID product lines. Organic sales grew in nearly every geography within our European-based business, which has increased sales consistently for the last several quarters.

Organic sales in Asia grew in the high-single digits for the three months ended October 31, 2017, as compared to the same period in the prior year. The IDS Asia region realized organic sales growth in both the Original Equipment Manufacturer ("OEM") and Maintenance, Repair, and Overhaul ("MRO") product categories due to several new customer and project wins along with a general increase in activity within our existing customer base. Organic sales growth in China, Japan, and India were partially offset by an organic sales decline in Singapore.

Segment profit increased 8.4% to $35.8 million for the three months ended October 31, 2017, compared to $33.1 million in the same period of the prior year. As a percentage of sales, segment profit was 17.1% for the three months ended October 31, 2017, compared to 16.4% in the same period of the prior year. The increase in segment profit was primarily driven by increased organic sales and operational efficiencies in our manufacturing facilities in all regions.
Workplace Safety
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales increased 1.9% to $80.4 million from $78.9 million for the three months ended October 31, 2017 and 2016, respectively. Organic sales decreased 1.4% and foreign currency fluctuations increased sales by 3.3% due to the strengthening of certain major currencies against the U.S. dollar as compared to the same period in the prior year. Catalog sales in the WPS segment declined, but were partially offset by mid-single digit sales growth in the digital channel, which is consistent with the general shift of sales from the catalog channel to digital.

Europe realized low-single digit organic sales growth for the three months ended October 31, 2017, compared to the same period in the prior year. This growth was driven primarily by the U.K., France and Sweden due to improvements in website functionality and key account management. We experienced mid-single digit growth in digital sales and essentially flat sales through the traditional catalog channel during the three months ended October 31, 2017, compared to the same period in the prior year.

Organic sales in the Americas declined in the mid-single digits for the three months ended October 31, 2017, compared to the same period in the prior year. This decrease was primarily in the U.S. due to lower response rates to catalog promotions and continued pricing pressures in industrial end markets. Although digital sales increased in the mid-single digits, the increase was not enough to offset the decline in sales through the catalog channel.

Organic sales in Australia grew in the low-single digits for the three months ended October 31, 2017, as compared to the same period of the prior year. We have started to realize sales growth by bringing our diverse product offering to many different industries in Australia as our sales to the mining industry have become less significant over the past several years. We continue to focus on enhancing our expertise in these industries to drive sales growth as well as addressing our cost structure to improve profitability.

Segment profit decreased to $6.4 million for the three months ended October 31, 2017, compared to $6.5 million in the same period of the prior year. As a percentage of sales, segment profit decreased to 8.0% for the three months ended October 31, 2017, compared to 8.2% in the same period of the prior year. The decrease in segment profit was due to the decline in organic sales volume and reduced gross profit margins due to pricing challenges in the Americas region, which was partially offset by reduced selling expenses.

Financial Condition

Cash and cash equivalents were $142.2 million at October 31, 2017, an increase of $8.3 million from July 31, 2017. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$34,719	$33,993
Investing activities	(2,828)	(2,448)
Financing activities	(21,663)	(2,363)
Effect of exchange rate changes on cash	(1,935)	(4,109)
Net increase in cash and cash equivalents	$8,293	$25,073

Net cash provided by operating activities was $34.7 million for the three months ended October 31, 2017, compared to $34.0 million in the same period of the prior year. The change in cash provided by operating activities of $0.7 million was due to an increase in net earnings of $3.3 million, which was partially offset by the timing of working capital fluctuations.

Net cash used in investing activities was $2.8 million for the three months ended October 31, 2017, compared to $2.4 million used in the same period of the prior year. Capital expenditures during the three months ended October 31, 2017 were comparable to the same period in the prior year.

Net cash used in financing activities was $21.7 million during the three months ended October 31, 2017, compared to $2.4 million in the same period of the prior year. The change in cash used in financing activities was primarily due to a $12.4 million increase of credit facility repaymentsand a decrease of $5.6 million of proceeds from stock option exercises.

The effect of fluctuations in exchange rates decreased cash balances by $1.9 million primarily due to cash balances held in currencies that depreciated against the U.S. dollar during three months ended October 31, 2017.
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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks.At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of October 31, 2017, the outstanding balance on the credit facility was $41.5 million, and the maximum outstanding balance during the three months ended October 31, 2017 was $51.3 million. The Company also had letters of credit outstanding under the loan agreement of $4.1 million as of October 31, 2017 and there was $254.4 million available for future borrowing, which can be increased to $404.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the Condensed Consolidated Balance Sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2017, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 0.6 to 1.0 and the interest expense coverage ratio equal to 37.1 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2017, 91.3% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities, in addition to its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next twelve months. Although we believe these sources of cash are currently sufficient to fund our domestic operations, our annual cash needs could require us to repatriate cash to the U.S. from foreign jurisdictions, which may result in incremental cash taxes and related tax expense.

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

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of the Form 10-K filed with the SEC on September 13, 2017.

These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2017. There has been no material change in this information since July 31, 2017.

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

SIGNATURES

BRADY CORPORATION

Date: November 16, 2017	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2017	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)