Form 10-Q
period 2018-01-31
BRADY CORP
filed 2018-02-22
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2018
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
As of February 20, 2018, there were 48,208,281 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Unaudited)

	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$115,327	$133,944
Accounts receivable—net	164,400	149,638
Inventories:
Finished products	72,629	69,760
Work-in-process	19,472	18,117
Raw materials and supplies	21,344	19,147
Total inventories	113,445	107,024
Prepaid expenses and other current assets	20,950	17,208
Total current assets	414,122	407,814
Other assets:
Goodwill	443,873	437,697
Other intangible assets	50,131	53,076
Deferred income taxes	9,899	35,456
Other	18,579	18,077
Property, plant and equipment:
Cost:
Land	7,535	7,470
Buildings and improvements	98,256	98,228
Machinery and equipment	265,640	261,192
Construction in progress	6,176	4,109
	377,607	370,999
Less accumulated depreciation	279,826	272,896
Property, plant and equipment—net	97,781	98,103
Total	$1,034,385	$1,050,223
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$585	$3,228
Accounts payable	64,365	66,817
Wages and amounts withheld from employees	49,679	58,192
Taxes, other than income taxes	7,997	7,970
Accrued income taxes	6,085	7,373
Other current liabilities	42,961	43,618
Total current liabilities	171,672	187,198
Long-term obligations	70,615	104,536
Other liabilities	60,125	58,349
Total liabilities	302,412	350,083
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively, and outstanding 48,238,412 and 47,814,818 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	325,733	322,608
Earnings retained in the business	515,872	507,136
Treasury stock—3,023,075 and 3,446,669 shares, respectively, of Class A nonvoting common stock, at cost	(75,090)	(85,470)
Accumulated other comprehensive loss	(35,090)	(44,682)
Total stockholders’ investment	731,973	700,140
Total	$1,034,385	$1,050,223

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Net sales	$287,780	$268,001	$577,931	$548,177
Cost of products sold	144,088	133,843	288,174	273,661
Gross margin	143,692	134,158	289,757	274,516
Operating expenses:
Research and development	11,314	9,481	21,834	18,627
Selling, general and administrative	97,582	94,715	197,716	192,719
Total operating expenses	108,896	104,196	219,550	211,346
Operating income	34,796	29,962	70,207	63,170
Other income (expense):
Investment and other income	1,056	596	1,272	107
Interest expense	(829)	(1,458)	(1,692)	(3,190)
Earnings before income taxes	35,023	29,100	69,787	60,087
Income tax expense	30,750	3,803	39,678	12,237
Net earnings	$4,273	$25,297	$30,109	$47,850
Net earnings per Class A Nonvoting Common Share:
Basic	$0.08	$0.50	$0.58	$0.94
Diluted	$0.08	$0.49	$0.57	$0.93
Dividends	$0.21	$0.21	$0.42	$0.41
Net earnings per Class B Voting Common Share:
Basic	$0.08	$0.50	$0.57	$0.93
Diluted	$0.08	$0.49	$0.56	$0.91
Dividends	$0.21	$0.21	$0.40	$0.39
Weighted average common shares outstanding (in thousands):
Basic	51,698	51,054	51,569	50,844
Diluted	52,719	51,954	52,551	51,721
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Net earnings	$4,273	$25,297	$30,109	$47,850
Other comprehensive income (loss):
Foreign currency translation adjustments	17,846	(2,292)	12,461	(16,546)

Net investment hedge and long-term intercompany loan translation adjustments	(2,005)	1,984	(3,177)	5,169

Cash flow hedges:
Net loss recognized in other comprehensive income (loss)	(304)	(403)	(537)	(106)
Reclassification adjustment for losses included in net earnings	158	10	182	415
	(146)	(393)	(355)	309
Pension and other post-retirement benefits:
Net gain recognized in other comprehensive income (loss)	592	72	592	72
Actuarial gain amortization	(141)	(136)	(271)	(272)
	451	(64)	321	(200)

Other comprehensive income (loss), before tax	16,146	(765)	9,250	(11,268)
Income tax benefit (expense) related to items of other comprehensive income (loss)	827	(535)	342	(2,201)
Other comprehensive income (loss), net of tax	16,973	(1,300)	9,592	(13,469)
Comprehensive income	$21,246	$23,997	$39,701	$34,381
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2018	2017
Operating activities:
Net earnings	$30,109	$47,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,840	14,102
Non-cash portion of stock-based compensation expense	5,897	5,394
Deferred income taxes	26,028	(4,547)
Changes in operating assets and liabilities:
Accounts receivable	(10,945)	3,407
Inventories	(4,150)	224
Prepaid expenses and other assets	(3,153)	220
Accounts payable and other liabilities	(12,695)	(9,384)
Income taxes	(1,471)	(3,932)
Net cash provided by operating activities	42,460	53,334

Investing activities:
Purchases of property, plant and equipment	(8,469)	(7,235)
Other	(729)	593
Net cash used in investing activities	(9,198)	(6,642)

Financing activities:
Payment of dividends	(21,373)	(20,852)
Proceeds from exercise of stock options	9,948	14,659
Proceeds from borrowing on credit facilities	17,439	144,533
Repayment of borrowing on credit facilities	(57,314)	(195,002)
Income tax on equity-based compensation, and other	(2,342)	(640)
Net cash used in financing activities	(53,642)	(57,302)

Effect of exchange rate changes on cash	1,763	(5,410)

Net decrease in cash and cash equivalents	(18,617)	(16,020)
Cash and cash equivalents, beginning of period	133,944	141,228

Cash and cash equivalents, end of period	$115,327	$125,208

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2018
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2018 and July 31, 2017, its results of operations and comprehensive income for the three and six months ended January 31, 2018 and 2017, and cash flows for the six months ended January 31, 2018 and 2017. The condensed consolidated balance sheet as of July 31, 2017, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2018, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2017	$391,864	$45,833	$437,697
Translation adjustments	4,110	2,066	6,176
Balance as of January 31, 2018	$395,974	$47,899	$443,873

Goodwill at January 31, 2018 and July 31, 2017, included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the six months ended January 31, 2018.

Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2018				July 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,441	$(697)	$744	5	$1,358	$(471)	$887
Trademarks and other	9	4,654	(4,469)	185	9	4,528	(4,229)	299
Customer relationships	8	61,501	(35,545)	25,956	8	60,759	(31,909)	28,850
Unamortized other intangible assets:
Trademarks	N/A	23,246	—	23,246	N/A	23,040	—	23,040
Total		$90,842	$(40,711)	$50,131		$89,685	$(36,609)	$53,076
The increase in the gross carrying amount of other intangible assets as of January 31, 2018, compared to July 31, 2017, was due to the effect of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $1,617 and $1,688 for the three months ended January 31, 2018 and 2017, respectively, and $3,310 and $3,583 for the six months ended January 31, 2018 and 2017, respectively. The amortization over each of the next five fiscal years is projected to be $6,578, $6,223, $5,217, $5,174 and $5,017 for the fiscal years ending July 31, 2018, 2019, 2020, 2021 and 2022, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2018:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2017	$109	$2,620	$(47,411)	$(44,682)
Other comprehensive (loss) income before reclassification	(598)	382	9,953	9,737
Amounts reclassified from accumulated other comprehensive loss	126	(271)	—	(145)
Ending balance, January 31, 2018	$(363)	$2,731	$(37,458)	$(35,090)
The decrease in accumulated other comprehensive loss as of January 31, 2018, compared to July 31, 2017, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $145 in amounts reclassified from accumulated other comprehensive loss, the $126 loss on cash flow hedges was reclassified into cost of products sold, and the $271 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the six months ended January 31, 2018.

The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2017, were as follows:

	Unrealized loss on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2016	$(857)	$2,236	$(56,124)	$(54,745)
Other comprehensive (loss) income before reclassification	(80)	72	(13,442)	(13,450)
Amounts reclassified from accumulated other comprehensive loss	253	(272)	—	(19)
Ending balance, January 31, 2017	$(684)	$2,036	$(69,566)	$(68,214)
The increase in accumulated other comprehensive loss as of January 31, 2017, compared to July 31, 2016, was primarily due the appreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $19 in amounts reclassified from accumulated other comprehensive loss, the $253 loss on cash flow hedges was reclassified into cost of products sold, and the $272 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the six months ended January 31, 2017.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss) for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Income tax benefit (expense) related to items of other comprehensive income (loss):
Net investment hedge translation adjustments	$1,029	$(556)	$694	$(2,125)
Cash flow hedges	78	(8)	(117)	(137)
Pension and other post-retirement benefits	(209)	—	(209)	—
Other income tax adjustments and currency translation	(71)	29	(26)	61
Income tax benefit (expense) related to items of other comprehensive income (loss)	$827	$(535)	$342	$(2,201)

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$4,273	$25,297	$30,109	$47,850
Less:
Preferential dividends	—	—	(799)	(788)
Preferential dividends on dilutive stock options	—	—	(16)	(14)
Numerator for basic and diluted earnings per Class B Voting Common Share	$4,273	$25,297	$29,294	$47,048
Denominator: (in thousands)
Denominator for basic earnings per share for both Class A and Class B	51,698	51,054	51,569	50,844
Plus: Effect of dilutive stock options and restricted stock units	1,021	900	982	877
Denominator for diluted earnings per share for both Class A and Class B	52,719	51,954	52,551	51,721
Net earnings per Class A Nonvoting Common Share:
Basic	$0.08	$0.50	$0.58	$0.94
Diluted	$0.08	$0.49	$0.57	$0.93
Net earnings per Class B Voting Common Share:
Basic	$0.08	$0.50	$0.57	$0.93
Diluted	$0.08	$0.49	$0.56	$0.91
Options to purchase 705,069 and 768,617 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2018 and 2017, respectively, and 721,100 and 770,010 shares for the six months ended January 31, 2018 and 2017, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Sales to External Customers
ID Solutions	$206,432	$190,962	$416,137	$392,226
Workplace Safety	81,348	77,039	161,794	155,951
Total Company	$287,780	$268,001	$577,931	$548,177
Segment Profit
ID Solutions	$34,088	$28,961	$69,925	$62,035
Workplace Safety	7,055	6,059	13,500	12,504
Total Company	$41,143	$35,020	$83,425	$74,539

The following is a reconciliation of segment profit to earnings before income taxes for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Total profit from reportable segments	$41,143	$35,020	$83,425	$74,539
Unallocated amounts:
Administrative costs	(6,347)	(5,058)	(13,218)	(11,369)
Investment and other income	1,056	596	1,272	107
Interest expense	(829)	(1,458)	(1,692)	(3,190)
Earnings before income taxes	$35,023	$29,100	$69,787	$60,087

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
As of January 31, 2018, the Company has reserved 3,341,296 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 4,014,866 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2018 and 2017, was $2,153 ($1,614 net of taxes) and $2,238 ($1,387 net of taxes), respectively. Expense recognized during the six months ended January 31, 2018 and 2017, was $5,897 ($4,423 net of taxes) and $5,394 ($3,344 net of taxes), respectively.
As of January 31, 2018, total unrecognized compensation cost related to stock-based compensation awards was $14,492 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.

The Company has estimated the grant date fair value of its service-based stock option awards granted during the six months ended January 31, 2018 and 2017, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2018	2017
Expected term (in years)	6.07	6.11
Expected volatility	26.52%	29.43%
Expected dividend yield	2.72%	2.70%
Risk-free interest rate	1.96%	1.26%
Weighted-average market value of underlying stock at grant date	$36.85	$35.13
Weighted-average exercise price	$36.85	$35.13
Weighted-average fair value of options granted during the period	$7.96	$7.56

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
A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2018, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2017	2,879,801	$27.40
New grants	364,046	36.85
Exercised	(397,402)	31.01
Forfeited or expired	(62,125)	32.25
Outstanding at January 31, 2018	2,784,320	$28.01	6.3	$28,850
Exercisable at January 31, 2018	1,962,475	$26.61	5.3	$23,097

There were 1,962,475 and 2,037,018 options exercisable with a weighted average exercise price of $26.61 and $28.67 at January 31, 2018 and 2017, respectively. The total intrinsic value of options exercised during the six months ended January 31, 2018 and 2017, based upon the average market price at the time of exercise during the period, was $2,935 and $6,719, respectively. The total fair value of stock options vested during the six months ended January 31, 2018 and 2017, was $3,004 and $2,890, respectively.

The cash received from the exercise of options during the three months ended January 31, 2018 and 2017, was $6,699 and $5,846, respectively. The cash received from the exercise of options during the six months ended January 31, 2018, and 2017 was $9,948 and $14,659, respectively. The tax benefit on options exercised during the three months ended January 31, 2018 and 2017, was $512 and $353, respectively. The tax benefit on options exercised during the six months ended January 31, 2018 and 2017, was $895 and $1,453, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the six months ended January 31, 2018:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	517,108	$25.61
New grants	86,032	36.68
Vested	(137,237)	24.73
Forfeited	(23,423)	26.92
Outstanding at January 31, 2018	442,480	$27.97
The service-based RSUs granted during the six months ended January 31, 2017, had a weighted-average grant date fair value of $35.12. The total fair value of service-based RSUs vested during the six months ended January 31, 2018 and 2017, was $5,002 and $3,853, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	58,206	$32.03
New grants	56,290	33.12
Vested	—	—
Forfeited	—	—
Outstanding at January 31, 2018	114,496	$32.57
The performance-based RSUs granted during the six months ended January 31, 2017, had a weighted-average grant date fair value of $32.03. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at January 31, 2018, and expected to vest was $21,304.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2018 and July 31, 2017, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2018
Trading securities	$14,726	$—	$14,726	Other assets
Foreign exchange contracts	—	379	379	Prepaid expenses and other current assets
Total Assets	$14,726	$379	$15,105
Foreign exchange contracts	$—	$1,054	$1,054	Other current liabilities
Total Liabilities	$—	$1,054	$1,054
July 31, 2017
Trading securities	$13,994	$—	$13,994	Other assets
Foreign exchange contracts	—	1,354	1,354	Prepaid expenses and other current assets
Total Assets	$13,994	$1,354	$15,348
Foreign exchange contracts	$—	$1,577	$1,577	Other current liabilities
Total Liabilities	$—	$1,577	$1,577
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the six months ended January 31, 2018. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended January 31, 2018.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $74,668 and $109,303 at January 31, 2018 and July 31, 2017, respectively, as compared to the carrying value of $70,624 and $104,536 at January 31, 2018 and July 31, 2017, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2018 and July 31, 2017, the notional amount of outstanding forward exchange contracts was $18,236 and $81,195, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2018 and 2017, unrealized losses of $856 and $451 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended January 31, 2018 and 2017, the Company reclassified losses of $158 and $10 from OCI into earnings, respectively. For the six months ended January 31, 2018 and 2017, the Company reclassified losses of $182 and gains of $415 from OCI into earnings, respectively. At January 31, 2018, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $15,043, including contracts to sell Euros, Canadian dollars, and U.S. dollars.
Net Investment Hedges
As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of its net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three and six months ended January 31, 2018, the Company recognized losses of $2 and gains of $20, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges. For the three and six months ended January 31, 2017, the Company recognized losses of $3,313 and $5,046, respectively.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2018		July 31, 2017		January 31, 2018		July 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$377	Prepaid expenses and other current assets	$1,067	Other current liabilities	$1,046	Other current liabilities	$1,569
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	55,800	Long term obligations, less current maturities	53,280
Total derivatives designated as hedging instruments		$377		$1,067		$56,846		$54,849
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$2	Prepaid expenses and other current assets	$287	Other current liabilities	$8	Other current liabilities	$7
Total derivatives not designated as hedging instruments		$2		$287		$8		$7

NOTE I — Income Taxes
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, imposes a one-time tax on deemed repatriated earnings of foreign subsidiaries, eliminates the domestic manufacturing deduction and moves to a partial territorial system by providing a 100% dividend received deduction on certain qualified dividends from foreign subsidiaries. As the Company has a July 31 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal income tax rate of 26.9% for the fiscal year ending July 31, 2018 and 21.0% for subsequent fiscal years.

As part of the transition to the partial territorial tax system, the Tax Reform Act imposes a one-time tax on the mandatory deemed repatriation of historical earnings of foreign subsidiaries. Companies can claim certain credits for foreign taxes deemed paid on foreign earnings subject to the mandatory deemed repatriation. The Company’s provisional calculations resulted in an income tax charge of $402 related to the deemed repatriation of the historical earnings of foreign subsidiaries during the three and six-month periods ended January 31, 2018. Existing foreign tax credit carryforwards can be used to offset this tax and, as a result, no cash payments will be required related to this charge.

The reduction in the U.S. federal income tax rate requires the Company to remeasure its U.S. deferred tax assets and liabilities to the income tax rate at which the deductible or taxable event is expected to be realized, and changes the statutory U.S. federal tax from 35.0% to 26.9% for the entire year ending July 31, 2018. Additionally, the Company established a valuation allowance for deferred tax assets related to foreign tax credits, primarily related to the impact of the Tax Reform Act on the Company's ability to generate future foreign-source income. The provisional impact of the Tax Reform Act related to the remeasurement of deferred tax assets and liabilities, the impact on the Company’s fiscal 2018 earnings from the reduced tax rate, and the establishment of the valuation allowance discussed above resulted in income tax expense of $18,832 for the three and six-month periods ended January 31, 2018.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”), foreign derived intangible income ("FDII") and base erosion anti-abuse tax (“BEAT”) enacted under the Tax Reform Act, which are not effective until fiscal year 2019. The condensed consolidated financial statements for the three and six month periods ended January 31, 2018, do not include a provisional estimate associated with either GILTI, FDII or BEAT.

As a result of the Tax Reform Act, the Company expects that it will repatriate certain historical and future foreign earnings periodically, which in certain jurisdictions may be subject to withholding and income taxes. These additional withholding and income taxes are being recorded as a deferred tax liability associated with the basis difference in such jurisdictions. During the three and six-month periods ended January 31, 2018, the Company recorded a provisional income tax expense of $1,826 related to the recording of a deferred tax liability for future withholding and income taxes on the distribution of foreign earnings. The uncertainty related to the taxation of such withholding and income taxes on distributions under the Tax Reform Act and the finalization of future cash repatriation plans make the deferred tax liability a provisional amount.

The final enactment impacts of the Tax Reform Act may differ from the above estimates due to changes in interpretation, legislative action to address questions that arise, changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to information the Company has utilized to develop the estimates, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.
NOTE J — New Accounting Pronouncements
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

NOTE K — Subsequent Events
On February 20, 2018, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2075 per share payable on April 30, 2018, to shareholders of record at the close of business on April 9, 2018.

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
The Company is targeting the following key initiatives in fiscal 2018:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Executing sustainable efficiency gains throughout our global operations as well as our selling, general, and administrative structures.

•	Expanding our digital presence.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and six months ended January 31, 2018 and 2017, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2018	% Sales	2017	% Sales	2018	% Sales	2017	% Sales
Net sales	$287,780		$268,001		$577,931		$548,177
Gross margin	143,692	49.9%	134,158	50.1%	289,757	50.1%	274,516	50.1%
Operating expenses:
Research and development	11,314	3.9%	9,481	3.5%	21,834	3.8%	18,627	3.4%
Selling, general and administrative	97,582	33.9%	94,715	35.3%	197,716	34.2%	192,719	35.2%
Total operating expenses	108,896	37.8%	104,196	38.9%	219,550	38.0%	211,346	38.6%
Operating income	$34,796	12.1%	$29,962	11.2%	$70,207	12.1%	$63,170	11.5%

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

Sales for the three months ended January 31, 2018, increased 7.4% to $287.8 million, compared to $268.0 million in the same period of the prior year, which consisted of organic sales growth of 3.2% and a positive currency impact of 4.2% due to the weakening of the U.S. Dollar against certain other currencies as compared to the same period in the prior year. Organic sales grew 4.7% in the IDS segment and declined 0.5% in the WPS segment during the three months ended January 31, 2018, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines, partially offset by a decline in the Healthcare ID product line compared to the prior year. The WPS segment realized growth in the digital channel, but was offset by a decline in traditional catalog channel sales when compared to the same period in the prior year.

Sales for the six months ended January 31, 2018, increased 5.4% to $577.9 million, compared to $548.2 million in the same period of the prior year, which consisted of organic sales growth of 2.4% and a positive currency impact of 3.0%. Organic sales grew 3.8% in the IDS segment and declined 1.0% in the WPS segment during the six months ended January 31, 2018, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines, partially offset by a decline in the Healthcare ID product line. Catalog channel sales in the WPS segment declined, but were partially ofsset by digital channel sales growth when compared to the same period in the prior year.

Gross margin for the three months ended January 31, 2018, increased 7.1% to $143.7 million, compared to $134.2 million in the same period of the prior year, and increased 5.6% to $289.8 million for the six months ended January 31, 2018, compared to $274.5 million in the same period of the prior year. As a percentage of sales, gross margin decreased to 49.9% for the three months ended January 31, 2018 from 50.1% in the same period of the prior year, primarily due to price reductions in our Workplace Safety business. As a percentage of sales, gross margin remained flat at 50.1% for the six months ended January 31, 2018, compared to the same period of the prior year. On-going efforts continue to streamline manufacturing processes and operational efficiencies in manufacturing facilities are offsetting increases in costs.

R&D expenses for the three months ended January 31, 2018, increased 19.3% to $11.3 million, compared to $9.5 million in the same period of the prior year, and increased 17.2% to $21.8 million for the six months ended January 31, 2018, compared to $18.6 million in the same period of the prior year. The increases in both the three and six month periods were primarily due to increased investments in several new software and printer updates within the IDS segment.

Selling, general and administrative expenses ("SG&A") include selling costs directly attributed to the IDS and WPS segments, as well as certain other expenses including finance, information technology, human resources, and other administrative expenses. SG&A increased 3.0% to $97.6 million for the three months ended January 31, 2018, and 2.6% to $197.7 million for the six months ended January 31, 2018, compared to $94.7 million and $192.7 million in the same periods of the prior year, respectively. The increases in both the three and six month periods were primarily due to the impact of the weakening U.S. dollar on the translation of foreign SG&A expenses, which were partially offset by reduced SG&A expenses due to efficiency gains.
Operating income was $34.8 million during the three months ended January 31, 2018, compared to $30.0 million for the three months ended January 31, 2017, resulting in a 16.1% increase. Operating income was $70.2 million during the six months ended January 31, 2018, compared to $63.2 million for the six months ended January 31, 2017, resulting in an 11.1% increase. The increase in the three and six month periods were primarily due to increased sales in the IDS segment, reduced selling expense in the WPS segment, and the positive impact of foreign currency fluctuations; partially offset by increased R&D expenses.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2018	% Sales	2017	% Sales	2018	% Sales	2017	% Sales
Operating income	$34,796	12.1%	$29,962	11.2%	$70,207	12.1%	$63,170	11.5%
Other income (expense):
Investment and other income	1,056	0.4%	596	0.2%	1,272	0.2%	107	—%
Interest expense	(829)	(0.3)%	(1,458)	(0.5)%	(1,692)	(0.3)%	(3,190)	(0.6)%
Earnings before income tax	35,023	12.2%	29,100	10.9%	69,787	12.1%	60,087	11.0%
Income tax expense	30,750	10.7%	3,803	1.4%	39,678	6.9%	12,237	2.2%
Net earnings	$4,273	1.5%	$25,297	9.4%	$30,109	5.2%	$47,850	8.7%

Investment and other income was $1.1 million for the three months ended January 31, 2018, and was $1.3 million for the six months ended January 31, 2018, compared to investment and other income of $0.6 million and $0.1 million in the same periods of the prior year, respectively. These changes during the three and six month periods were primarily due to an increase in the market value of securities held in deferred compensation plans as well as increased interest income.

Interest expense decreased to $0.8 million from $1.5 million for the three months ended January 31, 2018, and decreased to $1.7 million from $3.2 million for the six months ended January 31, 2018, compared to the same periods in the prior year. For both the three and six-month periods, the decrease in interest expense was due to the Company's declining principal balance under its outstanding debt agreements.

The Company’s income tax rate was 87.8% for the three months ended January 31, 2018, compared to 13.1% for the same period in the prior year. The income tax rate was 56.9% for the six months ended January 31, 2018, compared to 20.4% for the same period of the prior year. The increase in the income tax rates in both the three and six-month periods ended January 31, 2018, was primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) which resulted in $21.1 million of additional tax expense. In the prior three and six-month periods ended January 31, 2017, the Company’s income tax rate was reduced from its historical average in the high-20% range due to foreign tax credits generated from a cash repatriation to the U.S. Refer to Note I - Income Taxes for additional details regarding income taxes.

Business Segment Operating Results

The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PeopleID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PeopleID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and six months ended January 31, 2018, and 2017:

	Three months ended January 31,		Six months ended January 31,
(Dollars in thousands)	2018	2017	2018	2017
SALES TO EXTERNAL CUSTOMERS
ID Solutions	$206,432	$190,962	$416,137	$392,226
Workplace Safety	81,348	77,039	161,794	155,951
Total	$287,780	$268,001	$577,931	$548,177
SALES GROWTH INFORMATION
ID Solutions
Organic	4.7%	1.9%	3.8%	1.3%
Currency	3.4%	(1.3)%	2.3%	(0.9)%
Total	8.1%	0.6%	6.1%	0.4%
Workplace Safety
Organic	(0.5)%	(0.2)%	(1.0)%	(1.3)%
Currency	6.1%	(2.1)%	4.7%	(1.8)%
Total	5.6%	(2.3)%	3.7%	(3.1)%
Total Company
Organic	3.2%	1.3%	2.4%	0.5%
Currency	4.2%	(1.5)%	3.0%	(1.1)%
Total	7.4%	(0.2)%	5.4%	(0.6)%
SEGMENT PROFIT
ID Solutions	$34,088	$28,961	$69,925	$62,035
Workplace Safety	7,055	6,059	13,500	12,504
Total	$41,143	$35,020	$83,425	$74,539
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	16.5%	15.2%	16.8%	15.8%
Workplace Safety	8.7%	7.9%	8.3%	8.0%
Total	14.3%	13.1%	14.4%	13.6%
The following is a reconciliation of segment profit to earnings before income taxes for the three and six months ended January 31, 2018 and 2017:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Total profit from reportable segments	$41,143	$35,020	$83,425	$74,539
Unallocated amounts:
Administrative costs	(6,347)	(5,058)	(13,218)	(11,369)
Investment and other income (expense)	1,056	596	1,272	107
Interest expense	(829)	(1,458)	(1,692)	(3,190)
Earnings before income taxes	$35,023	$29,100	$69,787	$60,087

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales increased 8.1% to $206.4 million for the three months ended January 31, 2018, compared to $191.0 million for the same period in the prior year, which consisted of organic sales growth of 4.7% and a positive currency impact of 3.4%. IDS sales increased 6.1% to $416.1 million for the six months ended January 31, 2018, compared to $392.2 million for the same period in the prior year. Organic sales increased 3.8% and currency fluctuations increased sales by 2.3% during the six months ended January 31, 2018.

Organic sales in the Americas grew in the low-single digits for both the three and six months ended January 31, 2018, compared to the same periods in the prior year. Organic growth in the IDS Americas region for the three and six-month periods was led by the Wire ID product line, the Product ID product line, and, to a lesser extent, the Safety and Facility ID product line. This organic growth was partially offset by a decline in the Healthcare ID product line due to continued pricing pressures within certain product categories resulting from the consolidation of group purchasing organizations, compared to the same periods in the prior year.

The IDS business in Europe realized high-single digit organic sales growth for the three and six months ended January 31, 2018, compared to the same periods in the prior year. The IDS Europe region realized organic sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines for the three and six months ended January 31, 2018, compared to the same periods in the prior year. Organic sales growth was led by our businesses based in western Europe, in particular, increases in sales through the Company's distribution channels for both the three and six-month periods.

Organic sales in Asia grew in the high-single digits for both the three and six months ended January 31, 2018, compared to the same periods in the prior year. The IDS Asia region realized organic sales growth in the Original Equipment Manufacturer ("OEM") category, which was partially offset by decreases in the Maintenance, Repair, and Overhaul ("MRO") category driven by the weakening of the utility market in China for the three months ended January 31, 2018, compared to the same period in the prior year. Organic sales for the six months ended January 31, 2018, grew in both the OEM and MRO categories, compared to the same period in the prior year. Organic sales increased throughout Asia for the three and six-month periods and was led by China where sales increased in the high-single digits and double digits, respectively.

Segment profit increased to $34.1 million for the three months ended January 31, 2018, compared to $29.0 million in the same period in the prior year. As a percentage of sales, segment profit increased to 16.5% from 15.2% in the same period of the prior year. Segment profit increased to $69.9 million from $62.0 million for the six months ended January 31, 2018, compared to the same period in the prior year. As a percentage of sales, segment profit increased to 16.8% from 15.8% for same period in the prior year. The increase in segment profit for both the three and six-month periods was primarily driven by sales growth and operational efficiencies in our manufacturing processes in all regions.
Workplace Safety
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales increased 5.6% to $81.3 million for the three months ended January 31, 2018, and 3.7% to $161.8 million for the six months ended January 31, 2018, compared to $77.0 million and $156.0 million, respectively, for the same periods in the prior year. Organic sales declined 0.5% and 1.0% in the three and six months ended January 31, 2018, respectively, compared to the same periods in the prior year. Foreign currency translation increased sales by 6.1% and 4.7% for the three and six months ended January 31, 2018, respectively, due to the weakening of the U.S. dollar against certain other major currencies as compared to the same periods in the prior year.
The WPS business in Europe realized low-single digit organic sales growth for the three and six months ended January 31, 2018, compared to the same periods in the prior year. This growth was driven primarily by our businesses in France and due to improvements in website functionality, growth in new customers, and key account management. We experienced high-single digit growth in digital sales, partially offset by a slight decline in traditional catalog channel during the three and six months ended January 31, 2018, compared to the same periods in the prior year.
Organic sales in the Americas declined in the low-single digits and mid-single digits for the three and six months ended January 31, 2018, respectively, compared to the same periods in the prior year. This decrease was primarily due to lower response rates to catalog promotions and continued pricing pressures in industrial end markets. Catalog channel sales decreased in the low-single digits and mid-single digits during the three and six months ended January 31, 2018, respectively, compared to the same periods in the prior year. Digital channel sales decreased during the three and six months ended January 31, 2018, compared to the same periods in the prior year. The decline in digital sales was caused by a transition to a new digital sales platform during the three months ended January 31, 2018, which is expected to return to sales growth in the remainder of the year.

Organic sales in Australia grew in the low-single digits for the three and six months ended January 31, 2018, compared to the same periods in the prior year. The WPS business diversified its product offering to many different industries in Australia as sales to the mining industry have become less significant over the past several years. The WPS business continues to focus on enhancing its expertise in these industries to drive sales growth, as well as addressing its cost structure to improve profitability.

Segment profit increased to $7.1 million from $6.1 million for the three months ended January 31, 2018, and to $13.5 million from $12.5 million for the six months ended January 31, 2018, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 8.7% from 7.9% for the three months ended January 31, 2018, and to 8.3% from 8.0% for the six months ended January 31, 2018, compared to the same periods in the prior year. The increase in segment profit was primarily due to efficiency opportunities throughout our manufacturing processes and our selling, general, and administrative cost structure.
Financial Condition

Cash and cash equivalents decreased by $18.6 million and $16.0 million during the six months ended January 31, 2018 and 2017, respectively. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$42,460	$53,334
Investing activities	(9,198)	(6,642)
Financing activities	(53,642)	(57,302)
Effect of exchange rate changes on cash	1,763	(5,410)
Net decrease in cash and cash equivalents	$(18,617)	$(16,020)

Net cash provided by operating activities decreased to $42.5 million for the six months ended January 31, 2018, compared to $53.3 million in the same period of the prior year. The decrease in cash provided by operating activities of $9.3 million was primarily due to increased accounts receivable of $14.4 million resulting from the timing of higher sales throughout the current six-month period compared to the same period in the prior year.  In addition, average days sales outstanding ("DSO") increased in both the Americas and Europe regions where sales were the strongest.  Inventories increased during the current six-month period due to an increase in expected sales compared to the same period in the prior year, resulting in a cash outflow of $4.4 million. In addition, cash payments for annual incentive compensation increased in the current six-month period compared to the same period in the prior year. These decreases in cash provided by operating activities were partially offset by an increase in net earnings including non-cash items in the current six-month period compared to the same period in the prior year.

Net cash used in investing activities was $9.2 million for the six months ended January 31, 2018, compared to $6.6 million in the same period of the prior year. The increase in cash used in investing activities of $2.6 million included an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades in the United States and Europe.

Net cash used in financing activities was $53.6 million during the six months ended January 31, 2018, compared to $57.3 million in the same period of the prior year. The change of $3.7 million was due to lower net repayments on credit facilities primarily due to the decrease in net cash provided by operating activities in the current period.

The effect of fluctuations in exchange rates increased cash balances by $7.2 million during the six months ended January 31, 2018, primarily due to cash balances held in currencies that appreciated against the U.S. dollar.

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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of January 31, 2018, the outstanding balance on the credit facility was $14.9 million, and the maximum outstanding balance during the six months ended January 31, 2018, was $51.3 million. The Company also had letters of credit outstanding under the loan agreement of $3.2 million as of January 31, 2018, and there was $281.9 million available for future borrowing, which can be increased to $431.9 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations" on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2018, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.4 to 1.0 and the interest expense coverage ratio equal to 44.0 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2018, approximately 87% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity, are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
Off-Balance Sheet Arrangements
The Company does not have material off-balance sheet arrangements. The Company is not aware of factors that are reasonably likely to adversely affect liquidity trends, other than the risk factors described in this and other Company filings. However, the following additional information is provided to assist those reviewing the Company’s financial statements.
Operating Leases - The leases generally are entered into for manufacturing facilities, warehouses and office space, computer equipment and Company vehicles.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our websites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Brady's ability to retain large customers

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Brady's ability to execute facility consolidations and maintain acceptable operational service metrics

•	Litigation, including product liability claims

•	Risks associated with the loss of key employees

•	Divestitures and contingent liabilities from divestitures

•	Brady's ability to properly identify, integrate, and grow acquired companies

•	Foreign currency fluctuations

•	The impact of the Tax Reform Act and any other changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•	Differing interests of voting and non-voting shareholders

•	Brady's ability to meet certain financial covenants required by our debt agreements.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our financial position, results of operations and cash flows are subject to various risks. The following risk factor is an addition to the risk factors discussed in Item 1A, Risk Factors, in our Form 10-K for the fiscal year ended July 31, 2017.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex. The final transition impacts of the Tax Reform Act may differ from the provisional estimates provided due to changes in interpretations, any legislative action to address questions that arise, any changes in accounting standards for income taxes or related interpretations, or any updates or changes to estimates we have utilized to calculate the transition impacts. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements (“BEPS”) recommended by the G8, G20 and Organization for Economic Cooperation and Development (“OECD”). As these and other tax laws and related regulations change, our financial results change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes on our earnings and cash flow, but such changes could adversely impact our financial results.

We review the probability of the realization of our deferred tax assets quarterly based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Adverse changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions, or changes in our geographic footprint may require changes in the valuation allowance for deferred tax assets. During the three months ended January 31, 2018, we recorded a provisional valuation allowance of $22.1 million against previously recorded foreign tax credit carryforwards as a result of the passage of the Tax Reform Act, which modifies our ability to utilize foreign tax credits in future periods. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. While it is impossible for us to predict whether some or all of these proposals will be enacted, it likely would have an impact on our results of operations and financial statements.
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
SIGNATURES

BRADY CORPORATION

Date: February 22, 2018	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2018	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)