Form 10-Q
period 2018-04-30
BRADY CORP
filed 2018-05-24
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2018
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
As of May 21, 2018, there were 48,200,663 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Unaudited)

	April 30, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$130,903	$133,944
Accounts receivable—net	161,319	149,638
Inventories:
Finished products	72,809	69,760
Work-in-process	20,126	18,117
Raw materials and supplies	22,598	19,147
Total inventories	115,533	107,024
Prepaid expenses and other current assets	17,295	17,208
Total current assets	425,050	407,814
Other assets:
Goodwill	435,426	437,697
Other intangible assets	48,036	53,076
Deferred income taxes	8,688	35,456
Other	17,758	18,077
Property, plant and equipment:
Cost:
Land	7,332	7,470
Buildings and improvements	98,005	98,228
Machinery and equipment	268,736	261,192
Construction in progress	6,557	4,109
	380,630	370,999
Less accumulated depreciation	282,181	272,896
Property, plant and equipment—net	98,449	98,103
Total	$1,033,407	$1,050,223
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current liabilities:
Notes payable	$—	$3,228
Accounts payable	68,627	66,817
Wages and amounts withheld from employees	56,995	58,192
Taxes, other than income taxes	7,772	7,970
Accrued income taxes	5,564	7,373
Other current liabilities	42,436	43,618
Total current liabilities	181,394	187,198
Long-term obligations	58,157	104,536
Other liabilities	59,209	58,349
Total liabilities	298,760	350,083
Stockholders’ investment:
Class A nonvoting common stock—Issued 51,261,487 and 51,261,487 shares, respectively, and outstanding 48,205,763 and 47,814,818 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	327,401	322,608
Earnings retained in the business	531,135	507,136
Treasury stock—3,055,724 and 3,446,669 shares, respectively, of Class A nonvoting common stock, at cost	(76,291)	(85,470)
Accumulated other comprehensive loss	(48,146)	(44,682)
Total stockholders’ investment	734,647	700,140
Total	$1,033,407	$1,050,223

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Net sales	$298,421	$275,927	$876,352	$824,104
Cost of products sold	147,339	136,018	435,513	409,679
Gross margin	151,082	139,909	440,839	414,425
Operating expenses:
Research and development	11,678	9,950	33,512	28,577
Selling, general and administrative	101,695	98,409	299,411	291,128
Total operating expenses	113,373	108,359	332,923	319,705
Operating income	37,709	31,550	107,916	94,720
Other income (expense):
Investment and other income	31	453	1,303	560
Interest expense	(761)	(1,375)	(2,453)	(4,565)
Earnings before income taxes	36,979	30,628	106,766	90,715
Income tax expense	10,979	8,075	50,657	20,312
Net earnings	$26,000	$22,553	$56,109	$70,403
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.44	$1.09	$1.38
Diluted	$0.49	$0.43	$1.07	$1.36
Dividends	$0.21	$0.21	$0.62	$0.62
Net earnings per Class B Voting Common Share:
Basic	$0.50	$0.44	$1.07	$1.37
Diluted	$0.49	$0.43	$1.05	$1.34
Dividends	$0.21	$0.21	$0.61	$0.60
Weighted average common shares outstanding (in thousands):
Basic	51,747	51,227	51,628	50,972
Diluted	52,729	52,201	52,610	51,882
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Net earnings	$26,000	$22,553	$56,109	$70,403
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,869)	4,819	(407)	(11,729)

Net investment hedge and long-term intercompany loan translation adjustments	35	(1,251)	(3,142)	3,919

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	657	508	119	402
Reclassification adjustment for losses included in net earnings	264	114	446	530
	921	622	565	932
Pension and other post-retirement benefits:
Net gain recognized in other comprehensive (loss) income	—	—	592	72
Actuarial gain amortization	(163)	(136)	(434)	(408)
	(163)	(136)	158	(336)

Other comprehensive (loss) income, before tax	(12,076)	4,054	(2,826)	(7,214)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(980)	821	(638)	(1,380)
Other comprehensive (loss) income, net of tax	(13,056)	4,875	(3,464)	(8,594)
Comprehensive income	$12,944	$27,428	$52,645	$61,809
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2018	2017
Operating activities:
Net earnings	$56,109	$70,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,047	20,789
Non-cash portion of stock-based compensation expense	7,581	7,445
Deferred income taxes	26,501	(2,707)
Changes in operating assets and liabilities:
Accounts receivable	(10,710)	(931)
Inventories	(7,790)	666
Prepaid expenses and other assets	480	(1,987)
Accounts payable and other liabilities	(133)	754
Income taxes	(1,863)	(3,270)
Net cash provided by operating activities	89,222	91,162

Investing activities:
Purchases of property, plant and equipment	(14,755)	(10,856)
Other	(197)	38
Net cash used in investing activities	(14,952)	(10,818)

Financing activities:
Payment of dividends	(32,110)	(31,362)
Proceeds from exercise of stock options	10,011	18,674
Proceeds from borrowing on credit facilities	17,439	154,653
Repayment of borrowing on credit facilities	(69,012)	(215,068)
Principal payments on debt	—	(16,371)
Income tax on equity-based compensation, and other	(3,622)	(512)
Net cash used in financing activities	(77,294)	(89,986)

Effect of exchange rate changes on cash	(17)	(2,509)

Net decrease in cash and cash equivalents	(3,041)	(12,151)
Cash and cash equivalents, beginning of period	133,944	141,228

Cash and cash equivalents, end of period	$130,903	$129,077

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2018
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2018 and July 31, 2017, its results of operations and comprehensive income for the three and nine months ended April 30, 2018 and 2017, and cash flows for the nine months ended April 30, 2018 and 2017. The condensed consolidated balance sheet as of July 31, 2017, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended April 30, 2018, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2017	$391,864	$45,833	$437,697
Translation adjustments	(2,392)	121	(2,271)
Balance as of April 30, 2018	$389,472	$45,954	$435,426

Goodwill at April 30, 2018 and July 31, 2017, included $118,637 and $209,392 of accumulated impairment losses within the Identification Solutions ("IDS") and Workplace Safety ("WPS") segments, respectively, for a total of $328,029. There were no impairment charges recorded during the nine months ended April 30, 2018.

Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	April 30, 2018				July 31, 2017
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,448	$(816)	$632	5	$1,358	$(471)	$887
Trademarks and other	9	4,593	(4,449)	144	9	4,528	(4,229)	299
Customer relationships	8	60,742	(36,336)	24,406	8	60,759	(31,909)	28,850
Unamortized other intangible assets:
Trademarks	N/A	22,854	—	22,854	N/A	23,040	—	23,040
Total		$89,637	$(41,601)	$48,036		$89,685	$(36,609)	$53,076
The decrease in the gross carrying amount of other intangible assets as of April 30, 2018, compared to July 31, 2017, was due to the effect of currency translations during the nine-month period.
Amortization expense of intangible assets was $1,620 and $1,766 for the three months ended April 30, 2018 and 2017, respectively, and $4,930 and $5,349 for the nine months ended April 30, 2018 and 2017, respectively. The amortization over each of the next five fiscal years is projected to be $6,513, $6,174, $5,210, $5,168 and $5,014 for the fiscal years ending July 31, 2018, 2019, 2020, 2021 and 2022, respectively.
NOTE C — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2018:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2017	$109	$2,620	$(47,411)	$(44,682)
Other comprehensive (loss) income before reclassification	(124)	414	(3,630)	(3,340)
Amounts reclassified from accumulated other comprehensive loss	310	(434)	—	(124)
Ending balance, April 30, 2018	$295	$2,600	$(51,041)	$(48,146)
The increase in accumulated other comprehensive loss as of April 30, 2018, compared to July 31, 2017, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $124 in amounts reclassified from accumulated other comprehensive loss, the $310 loss on cash flow hedges was reclassified into cost of products sold, and the $434 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of earnings for the nine months ended April 30, 2018.

The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2017, were as follows:

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
The increase in accumulated other comprehensive loss as of April 30, 2017, compared to July 31, 2016, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on intercompany notes and net investment hedges, net of tax. Of the total $85 in amounts reclassified from accumulated other comprehensive loss, the $323 loss on cash flow hedges was reclassified into cost of products sold, and the $408 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statement of earnings for the nine months ended April 30, 2017.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive (loss) income for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Income tax (expense) benefit related to items of other comprehensive loss (income):
Net investment hedge translation adjustments	$(306)	$752	$388	$(1,373)
Cash flow hedges	(262)	90	(379)	(46)
Pension and other post-retirement benefits	—	—	(178)	—
Other income tax adjustments and currency translation	(412)	(21)	(469)	39
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(980)	$821	$(638)	$(1,380)

NOTE D — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Numerator: (in thousands)
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$26,000	$22,553	$56,109	$70,403
Less:
Preferential dividends	—	—	(799)	(788)
Preferential dividends on dilutive stock options	—	—	(16)	(14)
Numerator for basic and diluted earnings per Class B Voting Common Share	$26,000	$22,553	$55,294	$69,601
Denominator: (in thousands)
Denominator for basic earnings per share for both Class A and Class B	51,747	51,227	51,628	50,972
Plus: Effect of dilutive stock options and restricted stock units	982	974	982	910
Denominator for diluted earnings per share for both Class A and Class B	52,729	52,201	52,610	51,882
Net earnings per Class A Nonvoting Common Share:
Basic	$0.50	$0.44	$1.09	$1.38
Diluted	$0.49	$0.43	$1.07	$1.36
Net earnings per Class B Voting Common Share:
Basic	$0.50	$0.44	$1.07	$1.37
Diluted	$0.49	$0.43	$1.05	$1.34
Options to purchase 675,329 and 577,557 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2018 and 2017, respectively, and 705,843 and 705,859 shares for the nine months ended April 30, 2018 and 2017, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE E — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("People ID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and People ID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Sales to External Customers
ID Solutions	$212,154	$196,880	$628,291	$589,106
Workplace Safety	86,267	79,047	248,061	234,998
Total Company	$298,421	$275,927	$876,352	$824,104
Segment Profit
ID Solutions	$36,970	$32,633	$106,896	$94,676
Workplace Safety	7,537	5,120	21,037	17,615
Total Company	$44,507	$37,753	$127,933	$112,291

The following is a reconciliation of segment profit to earnings before income taxes for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Total profit from reportable segments	$44,507	$37,753	$127,933	$112,291
Unallocated amounts:
Administrative costs	(6,798)	(6,203)	(20,017)	(17,571)
Investment and other income	31	453	1,303	560
Interest expense	(761)	(1,375)	(2,453)	(4,565)
Earnings before income taxes	$36,979	$30,628	$106,766	$90,715

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
Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the average of the high and low trading price of the stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan generally vest at the end of a three-year service period provided specified Company financial performance metrics are met.
As of April 30, 2018, the Company has reserved 3,275,315 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 4,046,476 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended April 30, 2018 and 2017, was $1,684 ($1,263 net of taxes) and $2,051 ($1,272 net of taxes), respectively. Expense recognized during the nine months ended April 30, 2018 and 2017, was $7,581 ($5,685 net of taxes) and $7,445 ($4,616 net of taxes), respectively.
As of April 30, 2018, total unrecognized compensation cost related to stock-based compensation awards was $12,273 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.

The Company has estimated the grant date fair value of its service-based stock option awards granted during the nine months ended April 30, 2018 and 2017, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Nine months ended April 30,
Black-Scholes Option Valuation Assumptions	2018	2017
Expected term (in years)	6.07	6.11
Expected volatility	26.52%	29.55%
Expected dividend yield	2.72%	2.70%
Risk-free interest rate	1.96%	1.26%
Weighted-average market value of underlying stock at grant date	$36.85	$35.14
Weighted-average exercise price	$36.85	$35.14
Weighted-average fair value of options granted during the period	$7.96	$7.56

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
A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended April 30, 2018, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2017	2,879,801	$27.40
New grants	364,046	36.85
Exercised	(400,282)	30.95
Forfeited or expired	(106,715)	31.46
Outstanding at April 30, 2018	2,736,850	$27.98	6.0	$24,032
Exercisable at April 30, 2018	1,950,754	$26.63	5.0	$19,750

There were 1,950,754 and 1,882,244 options exercisable with a weighted average exercise price of $26.63 and $28.37 at April 30, 2018 and 2017, respectively. The total intrinsic value of options exercised during the nine months ended April 30, 2018 and 2017, based upon the average market price at the time of exercise during the period, was $2,983 and $7,809, respectively. The total fair value of stock options vested during the nine months ended April 30, 2018 and 2017, was $3,006 and $2,901, respectively.

The cash received from the exercise of options during the three months ended April 30, 2018 and 2017, was $63 and $4,015, respectively. The cash received from the exercise of options during the nine months ended April 30, 2018, and 2017 was $10,011 and $18,674, respectively. The tax benefit on options exercised during the three months ended April 30, 2018 and 2017, was $15 and $1,514, respectively. The tax benefit on options exercised during the nine months ended April 30, 2018 and 2017, was $910 and $2,967, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the nine months ended April 30, 2018:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	517,108	$25.61
New grants	93,118	36.79
Vested	(137,302)	24.73
Forfeited	(42,556)	27.10
Outstanding at April 30, 2018	430,368	$28.16
The service-based RSUs granted during the nine months ended April 30, 2017, had a weighted-average grant date fair value of $35.13 per share. The total fair value of service-based RSUs vested during the nine months ended April 30, 2018 and 2017, was $5,004 and $4,173, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2017	58,206	$32.03
New grants	56,290	33.12
Vested	—	—
Forfeited	(6,399)	32.57
Outstanding at April 30, 2018	108,097	$32.57
The performance-based RSUs granted during the nine months ended April 30, 2017, had a weighted-average grant date fair value of $32.03 per share. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at April 30, 2018, and expected to vest was $19,600.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2018 and July 31, 2017, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2018
Trading securities	$14,216	$—	$14,216	Other assets
Foreign exchange contracts	—	527	527	Prepaid expenses and other current assets
Total Assets	$14,216	$527	$14,743
Foreign exchange contracts	$—	$369	$369	Other current liabilities
Total Liabilities	$—	$369	$369
July 31, 2017
Trading securities	$13,994	$—	$13,994	Other assets
Foreign exchange contracts	—	1,354	1,354	Prepaid expenses and other current assets
Total Assets	$13,994	$1,354	$15,348
Foreign exchange contracts	$—	$1,577	$1,577	Other current liabilities
Total Liabilities	$—	$1,577	$1,577
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the nine months ended April 30, 2018. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended April 30, 2018.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations, excluding notes payable, based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $61,794 and $109,303 at April 30, 2018 and July 31, 2017, respectively, as compared to the carrying value of $58,157 and $104,536 at April 30, 2018 and July 31, 2017, respectively.

NOTE H — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2018 and July 31, 2017, the notional amount of outstanding forward exchange contracts was $37,907 and $81,195, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2018 and 2017, unrealized gains of $65 and $171 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended April 30, 2018 and 2017, the Company reclassified losses of $264 and $114 from OCI into earnings, respectively. For the nine months ended April 30, 2018 and 2017, the Company reclassified losses of $446 and $530 from OCI into earnings, respectively. At April 30, 2018, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $34,680, including contracts to sell Euros and Canadian dollars, and contracts to buy Mexican pesos.
Net Investment Hedges
As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of the Company's net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
The Company recognized gains of $9 and $29 for the three and nine months ended April 30, 2018, respectively, and gains of $1,725 and losses of $3,321 for the three and nine months ended April 30, 2017, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2018		July 31, 2017		April 30, 2018		July 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$523	Prepaid expenses and other current assets	$1,067	Other current liabilities	$368	Other current liabilities	$1,569
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations	54,576	Long term obligations	53,280
Total derivatives designated as hedging instruments		$523		$1,067		$54,944		$54,849
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$5	Prepaid expenses and other current assets	$287	Other current liabilities	$2	Other current liabilities	$7
Total derivatives not designated as hedging instruments		$5		$287		$2		$7

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

As part of the transition to the partial territorial tax system, the Tax Reform Act imposes a one-time tax on the mandatory deemed repatriation of historical earnings of foreign subsidiaries. Companies can claim certain credits for foreign taxes deemed paid on foreign earnings subject to the mandatory deemed repatriation. The Company’s provisional calculations resulted in an income tax charge of $402 related to the deemed repatriation of the historical earnings of foreign subsidiaries during the three-month period ended January 31, 2018.

The reduction in the U.S. federal income tax rate requires the Company to remeasure its U.S. deferred tax assets and liabilities to the income tax rate at which the deductible or taxable event is expected to be realized, and changes the statutory U.S. federal tax from 35.0% to 26.9% for the entire year ending July 31, 2018. Additionally, the Company established a valuation allowance for deferred tax assets related to foreign tax credits, primarily related to the impact of the Tax Reform Act on the Company's ability to generate future foreign-source income. The provisional impact of the Tax Reform Act related to the remeasurement of deferred tax assets and liabilities, the impact on the Company’s fiscal 2018 earnings from the reduced tax rate, and the establishment of the valuation allowance discussed above resulted in income tax expense of $18,832 for the three-month period ended January 31, 2018.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”), foreign derived intangible income ("FDII") and base erosion anti-abuse tax (“BEAT”) enacted under the Tax Reform Act, which are not effective until fiscal year 2019. The condensed consolidated financial statements for the three and nine-month periods ended April 30, 2018, do not include a provisional estimate associated with either GILTI, FDII or BEAT.

As a result of the Tax Reform Act, the Company expects that it will repatriate certain historical and future foreign earnings periodically, which in certain jurisdictions may be subject to withholding and income taxes. These additional withholding and income taxes are recorded as a deferred tax liability associated with the basis difference in such jurisdictions. During the three-month period ended January 31, 2018, the Company recorded a provisional income tax expense of $1,826 related to the recording of a deferred tax liability for future withholding and income taxes on the distribution of foreign earnings. The uncertainty related to the taxation of such withholding and income taxes on distributions under the Tax Reform Act and the finalization of future cash repatriation plans make the deferred tax liability a provisional amount.

No significant adjustments have been made to the provisional amounts recognized in the three month-period ended January 31, 2018; however, the final enactment impacts of the Tax Reform Act may differ from the above estimates due to changes in interpretation, legislative action to address questions that arise, changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to information the Company has utilized to develop the estimates, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.
NOTE J — New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-02, "Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income," which allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from the Tax Reform Act. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect a material impact to the financial statements or disclosures.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which simplifies and reduces the complexity of the hedge accounting requirements and better aligns an entity's financial reporting for hedging relationships with its risk management activities. The guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective adoption approach to existing hedging relationships as of the adoption date. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component of net benefit cost is eligible for capitalization. This guidance is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company does not expect a material impact to the financial statements or disclosures.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU must be adopted using a modified retrospective approach and early adoption is permitted. The Company expects the new lease standard to increase its total assets and liabilities; however, it is evaluating the magnitude of the impact on its consolidated financial statements. The Company has formed a team to implement the new lease standard and has selected a third-party software program to track and store its leases.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. Under the new guidance, companies should recognize revenues in amounts reflecting the payment to which a company expects to be entitled in exchange for those goods or services.

ASU 2014-09 (and related updates) is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the standard. The Company's efforts to evaluate the impact and to prepare for its adoption on August 1, 2018 are substantially complete. The Company is assessing its process for accumulating the required information for enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue under the new standard. The Company currently anticipates applying the modified retrospective approach when adopting this guidance and does not expect a material impact to the financial statements or disclosures.
NOTE K — Subsequent Events
On May 16, 2018, the Company entered into an agreement to sell Runelandhs Försäljnings AB (“Runelandhs”), based in Kalmar, Sweden for approximately $20 million. Runelandhs is a direct marketer of industrial and office equipment with annual sales of approximately $16 million. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings. The agreement to sell is expected to close in the fourth quarter ending July 31, 2018.
On May 22, 2018, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2075 per share payable on July 31, 2018, to shareholders of record at the close of business on July 10, 2018.

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
The Company is targeting the following key initiatives in fiscal 2018:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products that align with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•	Executing sustainable efficiency gains throughout our global operations as well as our selling, general, and administrative structures.

•	Expanding our digital presence.

•	Growing through focused sales and marketing efforts in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and nine months ended April 30, 2018 and 2017, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2018	% Sales	2017	% Sales	2018	% Sales	2017	% Sales
Net sales	$298,421		$275,927		$876,352		$824,104
Gross margin	151,082	50.6%	139,909	50.7%	440,839	50.3%	414,425	50.3%
Operating expenses:
Research and development	11,678	3.9%	9,950	3.6%	33,512	3.8%	28,577	3.5%
Selling, general and administrative	101,695	34.1%	98,409	35.7%	299,411	34.2%	291,128	35.3%
Total operating expenses	113,373	38.0%	108,359	39.3%	332,923	38.0%	319,705	38.8%
Operating income	$37,709	12.6%	$31,550	11.4%	$107,916	12.3%	$94,720	11.5%

References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in the Company's businesses and facilitating comparisons of sales performance with prior periods. All analytical commentary regarding the change in sales when compared to prior periods within the forthcoming sections are in reference to organic sales.

Sales for the three months ended April 30, 2018, increased 8.2% to $298.4 million, compared to $275.9 million in the same period of the prior year, which consisted of organic sales growth of 3.2% and a positive currency impact of 5.0% due to the weakening of the U.S. Dollar against certain other currencies as compared to the same period in the prior year. Organic sales grew 3.7% in the IDS segment and 1.7% in the WPS segment during the three months ended April 30, 2018, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID and Wire ID product lines, partially offset by a decline in the Healthcare ID product line compared to the prior year. The WPS segment realized growth in both digital and traditional catalog channel sales when compared to the same period in the prior year.

Sales for the nine months ended April 30, 2018, increased 6.3% to $876.4 million, compared to $824.1 million in the same period of the prior year, which consisted of organic sales growth of 2.7% and a positive currency impact of 3.6%. Organic sales grew 3.7% in the IDS segment and declined 0.1% in the WPS segment during the nine months ended April 30, 2018, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines, partially offset by a decline in the Healthcare ID product line. Catalog channel sales in the WPS segment declined, but were partially offset by digital channel sales growth when compared to the same period in the prior year.

Gross margin for the three months ended April 30, 2018, increased 8.0% to $151.1 million, compared to $139.9 million in the same period of the prior year, and increased 6.4% to $440.8 million for the nine months ended April 30, 2018, compared to $414.4 million in the same period of the prior year. As a percentage of sales, gross margin remained relatively consistent for the three and nine months ended April 30, 2018, compared to the same periods of the prior year. On-going efforts to streamline manufacturing processes and operational efficiencies in manufacturing facilities are offsetting increases in input costs.

R&D expenses for the three months ended April 30, 2018, increased 17.4% to $11.7 million, compared to $10.0 million in the same period of the prior year, and increased 17.3% to $33.5 million for the nine months ended April 30, 2018, compared to $28.6 million in the same period of the prior year. The increases in both the three and nine-month periods were primarily due to increased investments in several new software and printer updates within the IDS segment.

SG&A expenses include selling costs directly attributed to the IDS and WPS segments, as well as certain other expenses including finance, information technology, human resources, and other administrative expenses. SG&A increased 3.3% to $101.7 million for the three months ended April 30, 2018, and 2.8% to $299.4 million for the nine months ended April 30, 2018, compared to $98.4 million and $291.1 million in the same periods of the prior year, respectively. The increases in both the three and nine-month periods were primarily due to the impact of the weakening U.S. dollar on the translation of foreign SG&A expenses, which were partially offset by reduced SG&A expenses due to efficiency gains. As a percentage of sales, SG&A declined for the three and nine months ended April 30, 2018, compared to the same periods in the prior year.
Operating income was $37.7 million during the three months ended April 30, 2018, compared to $31.6 million for the three months ended April 30, 2017, resulting in a 19.3% increase. Operating income was $107.9 million during the nine months ended April 30, 2018, compared to $94.7 million for the nine months ended April 30, 2017, resulting in an 13.9% increase. The increases in both the three and nine-month periods were primarily due to increased organic sales, reduced selling expenses exclusive of foreign currency fluctuations, and the overall net positive impact of foreign currency fluctuations, partially offset by increased R&D expenses.

OPERATING INCOME TO NET EARNINGS

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2018	% Sales	2017	% Sales	2018	% Sales	2017	% Sales
Operating income	$37,709	12.6%	$31,550	11.4%	$107,916	12.3%	$94,720	11.5%
Other income (expense):
Investment and other income	31	—%	453	0.2%	1,303	0.1%	560	0.1%
Interest expense	(761)	(0.3)%	(1,375)	(0.5)%	(2,453)	(0.3)%	(4,565)	(0.6)%
Earnings before income tax	36,979	12.4%	30,628	11.1%	106,766	12.2%	90,715	11.0%
Income tax expense	10,979	3.7%	8,075	2.9%	50,657	5.8%	20,312	2.5%
Net earnings	$26,000	8.7%	$22,553	8.2%	$56,109	6.4%	$70,403	8.5%

Investment and other income was negligible for the three months ended April 30, 2018, and $1.3 million for the nine months ended April 30, 2018, compared to investment and other income of $0.5 million and $0.6 million in the same periods of the prior year, respectively. The change during the three-month period was primarily due to a decrease in the market value of securities held in deferred compensation plans; partially offset by increased interest income. The change during the nine-month period was primarily due to increased interest income.

Interest expense decreased to $0.8 million from $1.4 million for the three months ended January 31, 2018, and decreased to $2.5 million from $4.6 million for the nine months ended April 30, 2018, compared to the same periods in the prior year. For both the three and nine-month periods, the decrease in interest expense was due to the Company's declining principal balances under its outstanding debt agreements.

The Company’s income tax rate was 29.7% for the three months ended April 30, 2018, compared to 26.4% for the same period in the prior year. The income tax rate was 47.4% for the nine months ended April 30, 2018, compared to 22.4% for the same period of the prior year. The increase in the income tax rates was primarily due to the enactment of the Tax Reform Act which resulted in $21.1 million of additional tax expense in the three-month period ended January 31, 2018. In the prior three and nine-month periods ended April 30, 2017, the Company’s income tax rate was reduced from its historical average in the high-20% range due to a decrease in the reserve related to uncertain tax positions and foreign tax credits generated from a cash repatriation to the U.S., respectively. Refer to Note I - Income Taxes for additional details regarding income taxes.

Business Segment Operating Results

The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("People ID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and People ID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and nine months ended April 30, 2018, and 2017:

	Three months ended April 30,		Nine months ended April 30,
(Dollars in thousands)	2018	2017	2018	2017
NET SALES
ID Solutions	$212,154	$196,880	$628,291	$589,106
Workplace Safety	86,267	79,047	248,061	234,998
Total	$298,421	$275,927	$876,352	$824,104
SALES GROWTH INFORMATION
ID Solutions
Organic	3.7%	(0.8)%	3.7%	0.6%
Currency	4.1%	(1.5)%	3.0%	(1.1)%
Total	7.8%	(2.3)%	6.7%	(0.5)%
Workplace Safety
Organic	1.7%	(4.6)%	(0.1)%	(2.5)%
Currency	7.4%	(2.9)%	5.7%	(2.1)%
Total	9.1%	(7.5)%	5.6%	(4.6)%
Total Company
Organic	3.2%	(1.9)%	2.7%	(0.3)%
Currency	5.0%	(1.9)%	3.6%	(1.4)%
Total	8.2%	(3.8)%	6.3%	(1.7)%
SEGMENT PROFIT
ID Solutions	$36,970	$32,633	$106,896	$94,676
Workplace Safety	7,537	5,120	21,037	17,615
Total	$44,507	$37,753	$127,933	$112,291
SEGMENT PROFIT AS A PERCENT OF SALES
ID Solutions	17.4%	16.6%	17.0%	16.1%
Workplace Safety	8.7%	6.5%	8.5%	7.5%
Total	14.9%	13.7%	14.6%	13.6%
The following is a reconciliation of segment profit to earnings before income taxes for the three and nine months ended April 30, 2018 and 2017:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
Total profit from reportable segments	$44,507	$37,753	$127,933	$112,291
Unallocated amounts:
Administrative costs	(6,798)	(6,203)	(20,017)	(17,571)
Investment and other income	31	453	1,303	560
Interest expense	(761)	(1,375)	(2,453)	(4,565)
Earnings before income taxes	$36,979	$30,628	$106,766	$90,715

ID Solutions

Approximately 70% of net sales in the IDS segment were generated in the Americas region, 20% in Europe and 10% in Asia. IDS sales increased 7.8% and 6.7%for the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. Organic sales increased 3.7% for both the three and nine months ended April 30, 2018, compared to the same periods in the prior year. Foreign currency translation increased sales by 4.1% and 3.0% for the three and nine months ended April 30, 2018, compared to the same periods in the prior year.

Organic sales in the Americas grew in the low-single digits for both the three and nine months ended April 30, 2018, compared to the same periods in the prior year. Organic sales growth in the IDS Americas region for the three and nine-month periods was led by the Wire ID product line, the Product ID product line, and, to a lesser extent, the Safety and Facility ID product line. Growth was driven by an increase in sales to distributor channel partners as well as an overall increase in demand from diversified industrial customers. This organic growth was partially offset by a decline in the Healthcare ID product line due to continued pricing pressures within certain product categories resulting from the consolidation of group purchasing organizations, compared to the same periods in the prior year.

Organic sales in Europe grew in the mid-single and high-single digits for the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. The IDS Europe region realized organic sales growth in the Product ID and Wire ID product lines for the three months ended April 30, 2018, and organic sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines for the nine months ended April 30, 2018, compared to the same periods in the prior year. Organic sales growth was led by businesses based in Western Europe, in particular, increases in sales through the Company's distribution channels for both the three and nine-month periods.

Organic sales in Asia grew in the mid-single and high-single digits for the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. The IDS Asia region realized organic sales growth in the Product ID and Wire ID product lines, partially offset by the Safety and Facility ID product line for the three and nine months ended April 30, 2018, compared to the same periods in the prior year. Organic sales increased throughout most of Asia for the three and nine-month periods and was led by China where sales increased in the low-single and high-single digits, respectively.

Segment profit increased to $37.0 million for the three months ended April 30, 2018, compared to $32.6 million in the same period in the prior year. As a percentage of sales, segment profit increased to 17.4% from 16.6% in the same period of the prior year. Segment profit increased to $106.9 million from $94.7 million for the nine months ended April 30, 2018, compared to the same period in the prior year. As a percentage of sales, segment profit increased to 17.0% from 16.1% for same period in the prior year. The increase in segment profit for both the three and nine-month periods was primarily driven by sales growth, operational efficiencies in our manufacturing processes, and efficiencies in SG&A in all regions, partially offset by pricing pressures in the Americas.
Workplace Safety
Approximately 50% of net sales in the WPS segment were generated in Europe, 35% in the Americas and 15% in Australia. WPS sales increased 9.1% and 5.6% for the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. Organic sales increased 1.7% and declined 0.1% in the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. Foreign currency translation increased sales by 7.4% and 5.7% for the three and nine months ended April 30, 2018, respectively, due to the weakening of the U.S. dollar against certain other major currencies as compared to the same periods in the prior year.
The WPS business in Europe realized low-single digit organic sales growth for the three and nine months ended April 30, 2018, compared to the same periods in the prior year. This growth was driven primarily by businesses in the U.K. and France due to improvements in website functionality, growth in new customers, and key account management. Digital sales experienced double digit and high-single digits growth, partially offset by a slight decline in traditional catalog channel sales during the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year.
Organic sales in the Americas increased in the low-single digits for the three months, and decreased in the low-single digits for the nine months ended April 30, 2018, compared to the same periods in the prior year. Both catalog and digital channel sales increased in the low-single digits for the three months, and decreased in the low-single digits for the nine months ended April 30, 2018, compared to the same periods in the prior year.

Organic sales in Australia grew in the mid-single and low-single digits for the three and nine months ended April 30, 2018, respectively, compared to the same periods in the prior year. The WPS business has diversified its product offering into many different industries in Australia as sales to the mining industry became less significant over the past several years. Its strategy is continuing to focus on enhancing its expertise in these industries to drive sales growth, while addressing its cost structure to improve profitability.

Segment profit increased to $7.5 million from $5.1 million for the three months ended April 30, 2018, and to $21.0 million from $17.6 million for the nine months ended April 30, 2018, compared to the same periods in the prior year. As a percentage of sales, segment profit increased to 8.7% from 6.5% for the three months ended April 30, 2018, and to 8.5% from 7.5% for the nine months ended April 30, 2018, compared to the same periods in the prior year. The increase in segment profit was primarily due to sales growth in the three-month period and efficiency gains throughout manufacturing processes and the SG&A cost structure for both the three and nine months ended April 30, 2018, compared to the same periods in the prior year.
Financial Condition

Cash and cash equivalents decreased by $3.0 million and $12.2 million during the nine months ended April 30, 2018 and 2017, respectively. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$89,222	$91,162
Investing activities	(14,952)	(10,818)
Financing activities	(77,294)	(89,986)
Effect of exchange rate changes on cash	(17)	(2,509)
Net decrease in cash and cash equivalents	$(3,041)	$(12,151)

Net cash provided by operating activities decreased to $89.2 million for the nine months ended April 30, 2018, compared to $91.2 million in the same period of the prior year. The decrease in cash provided by operating activities of $1.9 million was primarily due to a decrease in cash provided by working capital in support of growth and a higher incentive payment, partially offset by an increase in net earnings including non-cash adjustments in the current nine-month period compared to the same period in the prior year.

Net cash used in investing activities was $15.0 million for the nine months ended April 30, 2018, compared to $10.8 million in the same period of the prior year. The increase in cash used in investing activities of $4.1 million was due to an increase in capital expenditures for manufacturing equipment and facility upgrades in the United States and Europe.

Net cash used in financing activities was $77.3 million during the nine months ended April 30, 2018, compared to $90.0 million in the same period of the prior year. The change of $12.7 million was due to a decrease of $25.2 million in net credit facility and debt repayments in the current year, which was partially offset by an $8.7 million decrease in proceeds from stock option exercises in the current year.

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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of April 30, 2018, the outstanding balance on the credit facility was $3.6 million, and the maximum outstanding balance during the nine months ended April 30, 2018, was $51.3 million. The Company also had letters of credit outstanding under the loan agreement of $3.1 million as of April 30, 2018, and there was $293.3 million available for future borrowing, which can be increased to $443.3 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations" on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2018, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 53.4 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2018, approximately 81% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2017, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. During the three months ended April 30, 2018, the Company purchased 35,594 shares of its Class A Nonvoting Common Stock under its share repurchase plan for $1.3 million. As of April 30, 2018, there remained 1,964,406 shares to purchase in connection with this plan.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended April 30, 2018:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2018 - February 28, 2018	35,594	$35.92	35,594	1,964,406
March 1, 2018 - March 31, 2018	—	—	—	1,964,406
April 1, 2018 - April 30, 2018	—	—	—	1,964,406
Total	35,594	$35.92	35,594	1,964,406
ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: May 24, 2018	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2018	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)