Form 10-Q
period 2018-10-31
BRADY CORP
filed 2018-11-15
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of November 13, 2018, there were 48,937,041 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2018	July 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,176	$181,427
Accounts receivable—net	169,327	161,282
Inventories:
Finished products	71,092	73,133
Work-in-process	20,734	19,903
Raw materials and supplies	22,190	20,035
Total inventories	114,016	113,071
Prepaid expenses and other current assets	18,497	15,559
Total current assets	494,016	471,339
Other assets:
Goodwill	415,129	419,815
Other intangible assets	41,033	42,588
Deferred income taxes	7,770	7,582
Other	17,621	17,662
Property, plant and equipment:
Cost:
Land	7,250	6,994
Buildings and improvements	95,386	96,245
Machinery and equipment	270,192	270,989
Construction in progress	7,492	4,495
	380,320	378,723
Less accumulated depreciation	282,263	280,778
Property, plant and equipment—net	98,057	97,945
Total	$1,073,626	$1,056,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,735	$66,538
Wages and amounts withheld from employees	48,945	67,619
Taxes, other than income taxes	8,377	8,318
Accrued income taxes	4,937	3,885
Other current liabilities	54,582	44,567
Total current liabilities	181,576	190,927
Long-term obligations	54,408	52,618
Other liabilities	64,699	61,274
Total liabilities	300,683	304,819
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,918,974 and 48,393,617 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	326,182	325,631
Retained earnings	570,858	553,454
Treasury stock—2,342,513 and 2,867,870 shares, respectively, of Class A nonvoting common stock, at cost	(58,414)	(71,120)
Accumulated other comprehensive loss	(66,231)	(56,401)
Total stockholders’ equity	772,943	752,112
Total	$1,073,626	$1,056,931

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2018	2017
Net sales	$293,196	$290,151
Cost of products sold	146,657	144,086
Gross margin	146,539	146,065
Operating expenses:
Research and development	11,326	10,520
Selling, general and administrative	94,591	100,134
Total operating expenses	105,917	110,654
Operating income	40,622	35,411
Other (expense) income:
Investment and other (expense) income	(17)	216
Interest expense	(712)	(863)
Earnings before income taxes	39,893	34,764
Income tax expense	9,256	8,928
Net earnings	$30,637	$25,836
Net earnings per Class A Nonvoting Common Share:
Basic	$0.59	$0.50
Diluted	$0.58	$0.49
Dividends	$0.21	$0.21
Net earnings per Class B Voting Common Share:
Basic	$0.57	$0.49
Diluted	$0.56	$0.48
Dividends	$0.20	$0.19
Weighted average common shares outstanding (in thousands):
Basic	52,201	51,440
Diluted	52,958	52,383
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2018	2017
Net earnings	$30,637	$25,836
Other comprehensive loss:
Foreign currency translation adjustments	(5,395)	(5,383)

Net investment hedge and long-term intercompany loan translation adjustments	(3,395)	(1,172)

Cash flow hedges:
Net loss recognized in other comprehensive loss	(380)	(234)
Reclassification adjustment for (gains) losses included in net earnings	(47)	24
	(427)	(210)

Pension and other post-retirement benefits actuarial gain amortization	(155)	(130)

Other comprehensive loss, before tax	(9,372)	(6,895)
Income tax expense related to items of other comprehensive loss	(458)	(485)
Other comprehensive loss, net of tax	(9,830)	(7,380)
Comprehensive income	$20,807	$18,456
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2018	2017
Operating activities:
Net earnings	$30,637	$25,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,960	6,564
Non-cash portion of stock-based compensation expense	4,965	3,744
Deferred income taxes	2,164	(1,168)
Changes in operating assets and liabilities:
Accounts receivable	(6,709)	(4,807)
Inventories	(3,125)	(3,571)
Prepaid expenses and other assets	(2,197)	(2,005)
Accounts payable and accrued liabilities	(14,070)	7,799
Income taxes	1,193	2,327
Net cash provided by operating activities	18,818	34,719

Investing activities:
Purchases of property, plant and equipment	(6,009)	(3,802)
Other	337	974
Net cash used in investing activities	(5,672)	(2,828)

Financing activities:
Payment of dividends	(11,096)	(10,639)
Proceeds from exercise of stock options	12,138	3,249
Proceeds from borrowing on credit facilities	5,737	10,901
Repayment of borrowing on credit facilities	(2,269)	(22,894)
Income tax on equity-based compensation, and other	(3,846)	(2,280)
Net cash provided by (used in) financing activities	664	(21,663)

Effect of exchange rate changes on cash	(3,061)	(1,935)

Net increase in cash and cash equivalents	10,749	8,293
Cash and cash equivalents, beginning of period	181,427	133,944

Cash and cash equivalents, end of period	$192,176	$142,237

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2018
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2018 and July 31, 2018, its results of operations and comprehensive income for the three months ended October 31, 2018 and 2017, and cash flows for the three months ended October 31, 2018 and 2017. The consolidated balance sheet as of July 31, 2018 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2018.
NOTE B — New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which simplifies and reduces the complexity of the hedge accounting requirements and better aligns an entity's financial reporting for hedging relationships with its risk management activities. The guidance is effective for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective adoption approach to existing hedging relationships as of the adoption date. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component of net benefit cost is eligible for capitalization. The Company adopted ASU 2017-07 effective August 1, 2018 and elected the practical expedient to use the components of cost disclosed in prior years as a basis for the retrospective application of the new income statement presentation. The impact of the adoption on the Company's condensed consolidated financial statements was not significant for the three months ended October 31, 2018 and 2017. Refer to Note 4 "Employee Benefit Plans" in our annual report on Form 10-K for the year ended July 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU allows for either a full retrospective or a modified retrospective approach and early adoption is permitted. The Company expects the new lease standard to increase its total assets and liabilities; however, it is evaluating the magnitude of the impact on its consolidated financial statements. The Company has formed a team to implement the new lease standard, has selected a third-party software program to track and store its leases, and has accumulated data pertaining to its global lease obligations.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. The Company adopted ASU 2014-09 (and related updates) effective August 1, 2018 using the modified retrospective method to apply this guidance to all contracts at the date of initial application. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
The results of applying Topic 606 were insignificant and did not have a material impact on the Company's consolidated financial condition, results of operations, cash flows, business processes, controls, or systems. Upon adoption, the Company recorded a cumulative adjustment to the opening balance of retained earnings as of August 1, 2018, which resulted in a decrease to retained earnings of $2,137, net of tax. The adjustment was primarily due to a change in timing of when revenue and the related costs for certain extended service-type warranties are recognized, as required per Topic 606.
Refer to Note C "Revenue Recognition" for additional information and required disclosures under the new standard.
NOTE C — Revenue Recognition
The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in "Net sales" on the consolidated statements of earnings. The Company considers the purchase orders, which in some cases are governed by master sales or distributor agreements, to be its contracts with the customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be its identified performance obligations.
Timing
The majority of the Company's revenue is earned and recognized at a point in time through ship-and-bill performance obligations, when control of the product is transferred to the customer, which typically occurs upon shipment or delivery to the customer, depending on freight terms. To determine when control has transferred, the Company considers if there is a present right to payment; and if legal title, physical possession, and the significant risks and rewards of ownership of the asset has transferred to the customer. Once a product has shipped or has been delivered, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset.
Measurement
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product, which is generally the price stated in the contract specific for each item sold, adjusted for the value of expected returns, discounts, rebates, or other allowances offered to the Company's customers as a reduction of the transaction price. Certain discounts and price assurances are fixed and known at the time of sale. Expected returns and other allowances are variable and are estimated using the expected value method based upon historical experience. Rebates offered to customers are retrospective and typically defined in the master sales or distributor agreements, and therefore are recorded using the most likely amount method based on the terms of the contract. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Payment Terms

While the Company’s standard payment terms are net 30 days, the specific payment terms and conditions in its customer contracts vary. In some cases, customers pay for their goods at time of shipment or upon delivery; in other cases, after appropriate credit evaluation, an open credit line is granted and payment is due in arrears. Contracts with payment in arrears are recognized in the condensed consolidated balance sheet as accounts receivable.

Warranties

The Company offers standard warranty coverage on substantially all products that it sells, and accounts for this standard warranty coverage as an assurance warranty. As such, no transaction price is allocated to the standard warranty, and the Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience.

The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended service warranty is included with the purchase of the product. In applying Topic 606, the Company considers the extended service warranty to be a separate performance obligation in the contract and allocates a portion of the transaction price to the service warranty based on the estimated stand-alone selling price. Under Topic 606, the extended warranty transaction price is initially recorded as deferred revenue on the consolidated balance sheet and recognized on a straight-line basis over the life of the service warranty period. The deferred revenue is considered a contract liability as the Company has a right to payment at the time the product with the related extended service warranty is shipped or delivered and therefore, payment is received in advance of the Company's performance. The balance of contract liabilities as of October 31, 2018, was $2,800. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. Of this amount, the Company expects to recognize 34% as revenue by the end of fiscal 2019, an additional 37% by the end of fiscal 2020, and the balance thereafter. Upon adoption of Topic 606, at the beginning of fiscal 2019, the contract liability balance was $2,796. The current portion of contract liabilities and the non-current portion are included in “Other current liabilities” and “Other liabilities," respectively, on the consolidated balance sheet. During the three months ended October 31, 2018, the Company recognized revenue of $308 that was included in the contract liability balance at the beginning of the period, which was from the amortization of extended service warranties.
Practical Expedients
With the exception of the performance obligations related to the extended service warranties, the Company's contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations for contracts that have an original expected length of one year or less.

The Company applied the portfolio approach to its ship-and-bill contracts that have similar characteristics as it reasonably expects that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio.
As the Company’s product sale contracts and standard payment terms have a duration of less than one year, it uses the practical expedient applicable to such contracts and does not consider the time value of money.
Sales, use, value-add and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from revenue.
The Company accounts for shipping and handling activities that occur after control of the related products transfers to the customer as fulfillment activities and are therefore recognized as revenue at time of shipping.

The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are expensed in "Selling, general, and administrative expenses" on the consolidated statements of earnings.

Refer to Note G, "Segment Information," for the Company's disaggregated revenue disclosure.
NOTE D — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended October 31, 2018, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2018	$385,524	$34,291	$419,815
Translation adjustments	(3,569)	(1,117)	(4,686)
Balance as of October 31, 2018	$381,955	$33,174	$415,129

Goodwill is presented net of accumulated impairment losses, with the most recent impairment charge being incurred in fiscal 2015. There were no impairment charges recorded during the three months ended October 31, 2018.

Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2018				July 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,448	$(1,069)	$379	5	$1,448	$(942)	$506
Trademarks and other	9	4,416	(4,332)	84	9	4,497	(4,395)	102
Customer relationships	9	55,559	(34,418)	21,141	9	55,999	(33,535)	22,464
Unamortized other intangible assets:
Trademarks	N/A	19,429	—	19,429	N/A	19,516	—	19,516
Total		$80,852	$(39,819)	$41,033		$81,460	$(38,872)	$42,588
The decrease in the gross carrying amount of other intangible assets as of October 31, 2018 compared to July 31, 2018 was due to the effects of currency fluctuations during the three-month period.
Amortization expense on intangible assets was $1,436 and $1,693 for the three months ended October 31, 2018 and 2017, respectively. Amortization expense over each of the next five fiscal years is projected to be $5,713, $5,187, $5,148, $5,004 and $2,025 for the fiscal years ending July 31, 2019, 2020, 2021, 2022 and 2023, respectively.
NOTE E — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2018:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2018	$863	$3,302	$(60,566)	$(56,401)
Other comprehensive loss before reclassification	(491)	—	(9,149)	(9,640)
Amounts reclassified from accumulated other comprehensive loss	(35)	(155)	—	(190)
Ending balance, October 31, 2018	$337	$3,147	$(69,715)	$(66,231)
The increase in the accumulated other comprehensive loss as of October 31, 2018, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $190 in amounts reclassified from accumulated other comprehensive loss, the $35 gain on cash flow hedges was reclassified into cost of goods sold and the $155 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2018.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2017, were as follows:

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
The increase in accumulated other comprehensive loss as of October 31, 2017, compared to July 31, 2017, was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $115 in amounts reclassified from accumulated other comprehensive loss, the $15 loss on cash flow hedges was reclassified into cost of goods sold and the $130 gain on post-retirement plans was reclassified into SG&A on the Condensed Consolidated Statements of Earnings for the three months ended October 31, 2017.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three months ended October 31, 2018 and 2017:

	Three months ended October 31,
	2018	2017
Income tax expense related to items of other comprehensive loss:
Net investment hedge translation adjustments	$(405)	$(301)
Cash flow hedges	(100)	(195)
Other income tax adjustments and currency translation	47	11
Income tax expense related to items of other comprehensive loss	$(458)	$(485)
NOTE F — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2018	2017
Numerator:
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$30,637	$25,836
Less:
Preferential dividends	(815)	(799)
Preferential dividends on dilutive stock options	(13)	(16)
Numerator for basic and diluted earnings per Class B Voting Common Share	$29,809	$25,021
Denominator: (in thousands)
Denominator for basic earnings for both Class A and Class B	52,201	51,440
Plus: Effect of dilutive stock options	757	943
Denominator for diluted earnings per share for both Class A and Class B	52,958	52,383
Net earnings per Class A Nonvoting Common Share:
Basic	$0.59	$0.50
Diluted	$0.58	$0.49
Net earnings per Class B Voting Common Share:
Basic	$0.57	$0.49
Diluted	$0.56	$0.48

Options to purchase 679,902 and 737,132 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2018 and 2017, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE G — Segment Information
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
The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2018 and 2017:

	Three months ended October 31,
	2018	2017
Net sales:
ID Solutions
Americas	$145,791	$139,404
Europe	48,828	47,131
Asia	23,481	23,170
Total	$218,100	$209,705
Workplace Safety
Americas	$24,751	$26,488
Europe	37,655	41,384
Australia	12,690	12,574
Total	$75,096	$80,446
Total Company
Americas	$170,542	$165,892
Europe	86,483	88,515
Asia-Pacific	36,171	35,744
Total	$293,196	$290,151
Segment profit for the three months ended October 31, 2018 and 2017 is as follows:

	Three months ended October 31,
	2018	2017
Segment profit:
ID Solutions	$41,562	$35,837
Workplace Safety	5,541	6,445
Total Company	$47,103	$42,282
The following is a reconciliation of segment profit to earnings before income taxes for the three months ended October 31, 2018 and 2017:

	Three months ended October 31,
	2018	2017
Total profit from reportable segments	$47,103	$42,282
Unallocated amounts:
Administrative costs	(6,481)	(6,871)
Investment and other (expense) income	(17)	216
Interest expense	(712)	(863)
Earnings before income taxes	$39,893	$34,764

NOTE H – Stock-Based Compensation
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

Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant or as determined using a Monte Carlo simulation. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan vest at the end of a three-year service period provided specified financial performance metrics are met.
As of October 31, 2018, the Company has reserved 2,682,634 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 3,655,246 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the active plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2018 and 2017, was $4,965 ($4,319 net of taxes) and $3,744 ($2,321 net of taxes), respectively.
As of October 31, 2018, total unrecognized compensation cost related to stock-based compensation awards was $16,245 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.1 years.
The Company has estimated the fair value of its service-based stock option awards granted during the three months ended October 31, 2018 and 2017, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2018	2017
Expected term (in years)	6.20	6.07
Expected volatility	25.83%	28.19%
Expected dividend yield	2.71%	2.72%
Risk-free interest rate	3.01%	1.96%
Weighted-average market value of underlying stock at grant date	$43.96	$36.85
Weighted-average exercise price	$43.96	$36.85
Weighted-average fair value of options granted during the period	$9.70	$7.96

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended October 31, 2018, is presented below:

Service-Based Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2018	2,504,633	$28.23
New grants	276,238	43.96
Exercised	(551,919)	26.88
Forfeited or expired	(5,407)	36.24
Outstanding at October 31, 2018	2,223,545	$30.50	6.5	$23,842
Exercisable at October 31, 2018	1,621,317	$27.06	5.6	$22,340

There were 1,621,317 and 2,229,350 options exercisable with a weighted average exercise price of $27.06 and $27.39 at October 31, 2018 and 2017, respectively. The total fair value of stock options vested during the three months ended October 31, 2018 and 2017, was $2,798 and $2,974, respectively.

The cash received from the exercise of options during the three months ended October 31, 2018 and 2017, was $12,138 and $3,249. The tax benefit from the exercise of options during the three months ended October 31, 2018 and 2017, was $2,356 and $478, respectively. The total intrinsic value of options exercised during the three months ended October 31, 2018 and 2017, based upon the average market price at the time of exercise during the period, was $9,423 and $1,257, respectively.
The following tables summarize the RSU activity under the Company's share-based compensation plans for the three months ended October 31, 2018:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2018	342,856	$29.05
New grants	76,356	44.04
Vested	(111,194)	28.15
Forfeited	(7,339)	29.97
Outstanding at October 31, 2018	300,679	$33.16
The service-based RSUs granted during the three months ended October 31, 2017, had a weighted-average grant date fair value of $35.14. The total fair value of service-based RSUs vested during the three months ended October 31, 2018 and 2017, was $4,795 and $4,736, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2018	108,097	$32.57
New grants	50,313	50.70
Vested	—	—
Forfeited	—	—
Outstanding at October 31, 2018	158,410	$38.33
The performance-based RSUs granted during the three months ended October 31, 2017, had a weighted-average grant date fair value of $33.12. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at October 31, 2018 and expected to vest was $18,497.

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2018 and July 31, 2018, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
October 31, 2018
Trading securities	$14,060	$—	$14,060	Other assets
Foreign exchange contracts	—	891	891	Prepaid expenses and other current assets
Total Assets	$14,060	$891	$14,951
Foreign exchange contracts	$—	$505	$505	Other current liabilities
Total Liabilities	$—	$505	$505
July 31, 2018
Trading securities	$14,383	$—	$14,383	Other assets
Foreign exchange contracts	—	1,077	1,077	Prepaid expenses and other current assets
Total Assets	$14,383	$1,077	$15,460
Foreign exchange contracts	$—	$3	$3	Other current liabilities
Total Liabilities	$—	$3	$3
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the three months ended October 31, 2018. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the three months ended October 31, 2018.
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
The estimated fair value of the Company’s short-term and long-term debt obligations based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $57,047 and $55,707 at October 31, 2018 and July 31, 2018, respectively, as compared to the carrying value of $54,408 and $52,618 at October 31, 2018 and July 31, 2018, respectively.

NOTE J — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of October 31, 2018 and July 31, 2018, the notional amount of outstanding forward exchange contracts was $23,619 and $32,667, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the Condensed Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of October 31, 2018 and 2017, unrealized gains of $590 and losses of $710 were included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended October 31, 2018 and 2017, the Company reclassified gains of $47 and losses of $24 from OCI into earnings, respectively. At October 31, 2018, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $20,398, including contracts to sell Euros and Canadian dollars, and contracts to buy Mexican pesos.
Net Investment Hedges

As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of the Company's net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
For the three months ended October 31, 2018 and 2017, the Company recognized losses of $33 and gains of $22, respectively, in “Investment and other (expense) income” on the Condensed Consolidated Statements of Earnings related to non-designated hedges.

Fair values of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives				Liability Derivatives
	October 31, 2018		July 31, 2018		October 31, 2018		July 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$871	Prepaid expenses and other current assets	$1,076	Other current liabilities	$452	Other current liabilities	$—
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations, less current maturities	51,048	Long term obligations, less current maturities	52,668
Total derivatives designated as hedging instruments		$871		$1,076		$51,500		$52,668
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$20	Prepaid expenses and other current assets	$1	Other current liabilities	$52	Other current liabilities	$3
Total derivatives not designated as hedging instruments		$20		$1		$52		$3

NOTE K – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net earnings	—	—	30,637	—	—	30,637
Other comprehensive loss, net of tax	—	—	—	—	(9,830)	(9,830)
Issuance of shares of Class A Common Stock under stock plan	—	(4,505)	—	14,569	—	10,064
Tax benefit and withholdings from deferred compensation distributions	—	91	—	—	—	91
Stock-based compensation expense (Note H)	—	4,965	—	—	—	4,965
Purchase of shares of Class A Common Stock	—	—	—	(1,863)	—	(1,863)
Cumulative adjustment for ASU 2014-09, net of tax (Note B)	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,403)	—	—	(10,403)
Class B — $0.20 per share	—	—	(693)	—	—	(693)
Balances at October 31, 2018	$548	$326,182	$570,858	$(58,414)	$(66,231)	$772,943
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2017:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)	$700,140
Net earnings	—	—	25,836	—	—	25,836
Other comprehensive loss, net of tax	—	—	—	—	(7,380)	(7,380)
Issuance of shares of Class A Common Stock under stock plan	—	(3,863)	—	5,086	—	1,223
Tax benefit and withholdings from deferred compensation distributions	—	168	—	(422)	—	(254)
Stock-based compensation expense (Note H)	—	3,744	—	—	—	3,744
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(9,964)	—	—	(9,964)
Class B — $0.19 per share	—	—	(675)	—	—	(675)
Balances at October 31, 2017	$548	$322,657	$522,333	$(80,806)	$(52,062)	$712,670
NOTE L – Income Taxes

The effective income tax rate for the three months ended October 31, 2018 and 2017 was 23.2% and 25.7%, respectively. The decrease in the income tax rate was primarily due to a reduction of the U.S. federal corporate tax rate as a result of the Tax Cuts and Jobs Act (the "Tax Reform Act") passed in December 2017 and tax benefits from equity-based compensation activity in the current period.

The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts. Provisional adjustments have been recorded in the Company’s consolidated financial statements; however, the final enactment impacts of the Tax Reform Act may differ from the estimate due to changes in interpretation, legislative action to address questions that arise, changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, or any updates or changes to information the Company has utilized to develop the estimates, including impacts from changes to earnings estimates and foreign exchange rates of foreign subsidiaries. No significant adjustments to the provisional amounts recorded during the year ended July 31, 2018, have been recognized for the three months ended October 31, 2018. For further discussion on the impact of the Tax Reform Act, refer to Note 5 “Income Taxes” of the Annual Report on Form 10-K for the year ended July 31, 2018.
NOTE M — Subsequent Events
On November 13, 2018, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2125 per share payable on January 31, 2019, to shareholders of record at the close of business on January 10, 2019.

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

The following are key initiatives supporting the strategy in fiscal 2019:

•	Enhancing our innovation development process and the speed to deliver high-value, innovative products in alignment with our target markets.

•	Driving operational excellence and providing our customers with the highest level of customer service.

•
Executing sustainable efficiency gains within our selling, general, and administrative structures as well as throughout our global operations by making investments in equipment and machinery to drive automation.

•	Expanding and enhancing our digital presence.

•	Growing through focused sales and marketing actions in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2018 and 2017 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2018	% Sales	2017	% Sales
Net Sales	$293,196		$290,151
Gross Margin	146,539	50.0%	146,065	50.3%
Operating Expenses:
Research and Development	11,326	3.9%	10,520	3.6%
Selling, General and Administrative	94,591	32.3%	100,134	34.5%
Total operating expenses	105,917	36.1%	110,654	38.1%
Operating Income	$40,622	13.9%	$35,411	12.2%

References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and divestitures. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.

Sales for the three months ended October 31, 2018, increased 1.0% to $293.2 million, compared to $290.2 million in the same period of the prior year. The increase in sales consisted of organic sales growth of 4.7%, partially offset by a negative foreign currency impact of 2.0% and a sales decline of 1.7% due to the divestiture of a business. Organic sales grew by 5.7% in the IDS segment and 2.2% in the WPS segment during the three months ended October 31, 2018, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Wire ID, Safety and Facility ID, and Healthcare ID product lines. Both digital and traditional catalog channel sales in the WPS segment improved.

Gross margin for the three months ended October 31, 2018, increased 0.3% to $146.5 million, compared to $146.1 million in the same period of the prior year. As a percentage of net sales, gross margin decreased to 50.0% for the three months ended October 31, 2018, from 50.3% in the same period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased material, supplies, and freight costs which were partially mitigated by our on-going efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities.

Research and development (“R&D”) expenses for the three months ended October 31, 2018, increased 7.7% to $11.3 million, compared to $10.5 million in the same period of the prior year. As a percentage of sales, R&D expenses were 3.9% for the three months ended October 31, 2018, compared to 3.6% in the same period of the prior year. The increase in R&D expenses was primarily due to an increased number of R&D personnel and investment in new product development supporting our focus on increasing new product sales within our IDS and WPS businesses.

Selling, general and administrative expenses ("SG&A") include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 5.5% to $94.6 million for the three months ended October 31, 2018, compared to $100.1 million in the same period of the prior year. As a percentage of sales, SG&A was 32.3% for the three months ended October 31, 2018, compared to 34.5% in the same period of the prior year. Approximately half of the decrease in SG&A was due to a favorable impact of foreign currency translation and the impact of the sale of a business in the prior year. The remainder of the decrease was due to ongoing efficiency gains in SG&A.
Operating income was $40.6 million and $35.4 million for three months ended October 31, 2018 and 2017, respectively. The increase was primarily due to increased segment profit in the IDS segment and reduced SG&A in both segments.

OPERATING INCOME TO NET EARNINGS

	Three months ended October 31,
(Dollars in thousands)	2018	% Sales	2017	% Sales
Operating income	$40,622	13.9%	$35,411	12.2%
Other (expense) income:
Investment and other (expense) income	(17)	—%	216	0.1%
Interest expense	(712)	(0.2)%	(863)	(0.3)%
Earnings before income tax	39,893	13.6%	34,764	12.0%
Income tax expense	9,256	3.2%	8,928	3.1%
Net earnings	$30,637	10.4%	$25,836	8.9%

Investment and other expense was $0.0 million for the three months ended October 31, 2018, compared to investment and other income of $0.2 million for the same period in the prior year. The decrease was primarily due to a reduction in the market value of securities held in deferred compensation plans partially offset by increased interest income in the current period.

Interest expense decreased to $0.7 million for the three months ended October 31, 2018, from $0.9 million for the same period in the prior year. This decrease was due to the Company's declining principal balance under its outstanding debt agreements.

The Company’s income tax rate was 23.2% for the three months ended October 31, 2018, compared to 25.7% in the same period in the prior year. Refer to Note L "Income Taxes" for additional information on the Company's effective income tax rate.

Business Segment Operating Results
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("People ID"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and People ID operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other (expense) income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2018 and 2017:

	Three months ended October 31,
	2018	2017
SALES GROWTH INFORMATION
ID Solutions
Organic	5.7%	2.9%
Currency	(1.7)%	1.3%
Total	4.0%	4.2%
Workplace Safety
Organic	2.2%	(1.4)%
Currency	(2.6)%	3.3%
Divestitures	(6.2)%	—%
Total	(6.6)%	1.9%
Total Company
Organic	4.7%	1.7%
Currency	(2.0)%	1.9%
Divestitures	(1.7)%	—%
Total	1.0%	3.6%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.1%	17.1%
Workplace Safety	7.4%	8.0%
Total	16.1%	14.6%

ID Solutions

IDS sales increased 4.0% to $218.1 million for the three months ended October 31, 2018, compared to $209.7 million in the same period in the prior year. Organic sales increased 5.7% and foreign currency fluctuations decreased sales by 1.7% for the three months ended October 31, 2018, compared to the same period in the prior year.

Organic sales in the Americas increased in the mid-single digits for the three months ended October 31, 2018, as compared to the same period in the prior year. The IDS Americas region realized organic sales growth in the Product ID, Wire ID, Safety and Facility ID, and Healthcare ID product lines. Organic sales grew in the mid-single digits in the United States and the rest of the Americas grew in the high-single digits. Most end markets realized organic sales growth with the industrial sector realizing the strongest growth.

Organic sales in Europe grew in the mid-single digits for the three months ended October 31, 2018, as compared to the same period in the prior year. The IDS Europe region realized organic sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines. Organic sales growth was led by businesses in emerging geographies and supplemented by businesses based in Western Europe; in particular, increased printer sales throughout the region drove the organic sales growth.

Organic sales in Asia grew in the low-single digits for the three months ended October 31, 2018, as compared to the same period in the prior year. The IDS Asia region realized organic sales growth in the Product ID and Wire ID product lines, partially offset by a decline in the Safety and Facility ID product line. Organic sales were led by our businesses outside of China. Within China, organic sales were approximately flat when compared to the same period in the prior year.

Segment profit increased 16.0% to $41.6 million for the three months ended October 31, 2018, compared to $35.8 million in the same period of the prior year. As a percentage of net sales, segment profit was 19.1% for the three months ended October 31, 2018, compared to 17.1% in the same period of the prior year. The increase in segment profit was primarily driven by increased organic sales and operational efficiencies in our SG&A structure in all regions.
Workplace Safety
WPS sales decreased 6.6% to $75.1 million from $80.4 million for the three months ended October 31, 2018 and 2017, respectively, which consists of organic sales growth of 2.2%, a negative foreign currency impact of 2.6%, and a sales decline of 6.2% due to the impact of divestitures. Both catalog and digital channel sales in the WPS segment realized low-single digit sales growth.

Europe realized mid-single digit organic sales growth for the three months ended October 31, 2018, compared to the same period in the prior year. This growth was driven primarily by the U.K., Germany, and France due to improvements in website functionality, growth in new customers, and key account management. WPS Europe experienced over 10% growth in digital channel sales and low-single digit growth in traditional catalog channel sales.

Organic sales in the Americas declined in the mid-single digits for the three months ended October 31, 2018, compared to the same period in the prior year. This decrease was primarily in the U.S. due to lower response rates to catalog promotions. Catalog channel sales declined in the low-single digits. Additionally, we continue to experience the negative impact of transitioning to a new digital sales platform in the prior fiscal period resulting in a decline in digital channel sales.

Organic sales in Australia grew more than 10% in both the digital and traditional catalog channel for the three months ended October 31, 2018, as compared to the same period of the prior year. The Australian business is expanding its customer base and has diversified its product offering into many different industries and target markets. WPS Australia continues to focus on enhancing its expertise in these industries to drive sales growth, while addressing its cost structure to improve profitability.

Segment profit decreased to $5.5 million for the three months ended October 31, 2018, compared to $6.4 million in the same period of the prior year. As a percentage of net sales, segment profit decreased to 7.4% for the three months ended October 31, 2018, compared to 8.0% in the same period of the prior year. The decrease in segment profit was due to a combination of the divestiture of a business in the prior period, foreign currency translation, and the decrease in sales volumes in the North American business.
Financial Condition

Cash and cash equivalents were $192.2 million at October 31, 2018, an increase of $10.7 million from July 31, 2018. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$18,818	$34,719
Investing activities	(5,672)	(2,828)
Financing activities	664	(21,663)
Effect of exchange rate changes on cash	(3,061)	(1,935)
Net increase in cash and cash equivalents	$10,749	$8,293

Net cash provided by operating activities was $18.8 million for the three months ended October 31, 2018, compared to $34.7 million in the same period of the prior year. The change was driven by an increase in net earnings adjusted for non-cash items which was offset by the timing of incentive compensation payments and an increase in cash used by working capital in support of growth when compared to the same period in the prior year.

Net cash used in investing activities was $5.7 million for the three months ended October 31, 2018, compared to $2.8 million used in the same period of the prior year. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades in the United States and Europe.

Net cash provided by financing activities was $0.7 million during the three months ended October 31, 2018, compared to $21.7 million used in the same period of the prior year. The change was primarily due to a decrease of $15.5 million in net credit facility repayments and an increase of $8.9 million in proceeds from stock option exercises when compared to the same period in the prior year.

The effect of fluctuations in exchange rates decreased cash balances by $3.1 million primarily due to cash balances held in currencies that depreciated against the U.S. dollar during three months ended October 31, 2018.
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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of October 31, 2018, the outstanding balance on the credit facility was $3.4 million, and the maximum outstanding balance during the three months ended October 31, 2018 was $5.7 million. The Company also had letters of credit outstanding under the loan agreement of $3.0 million as of October 31, 2018 and there was $293.6 million available for future borrowing, which can be increased to $443.6 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations, less current maturities" on the Condensed Consolidated Balance Sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2018, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 63.5 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2018, approximately 58% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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

The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our sites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Brady's ability to retain large customers

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Risks associated with the loss of key employees

•	Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies

•	Litigation, including product liability claims

•	Brady's ability to execute facility consolidations and maintain acceptable operational service metrics

•	Foreign currency fluctuations

•	The impact of the U.S. Tax Reform Act and any other changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•	Differing interests of voting and non-voting shareholders

•	Brady's ability to meet certain financial covenants required by our debt agreements

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2018.

These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2018. There has been no material change in this information since July 31, 2018.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. The Company repurchased 47,317 shares at an average price of $39.37 per share during the three months ended October 31, 2018. As of October 31, 2018, there were 1,911,989 shares authorized to purchase in connection with this share repurchase program.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended October 31, 2018:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1, 2018 - August 31, 2018	—	$—	—	1,959,306
September 1, 2018 - September 30, 2018	—	—	—	1,959,306
October 1, 2018 - October 31, 2018	47,317	39.37	47,317	1,911,989
Total	47,317	$39.37	47,317	1,911,989

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: November 15, 2018	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2018	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)