Form 10-Q
period 2019-01-31
BRADY CORP
filed 2019-02-21
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2019
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
As of February 18, 2019, there were 49,125,192 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$202,209	$181,427
Accounts receivable—net	161,981	161,282
Inventories	118,519	113,071
Prepaid expenses and other current assets	18,973	15,559
Total current assets	501,682	471,339
Property, plant and equipment—net	99,378	97,945
Goodwill	417,240	419,815
Other intangible assets	39,652	42,588
Deferred income taxes	7,076	7,582
Other	18,312	17,662
Total	$1,083,340	$1,056,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,504	$66,538
Wages and amounts withheld from employees	41,510	67,619
Taxes, other than income taxes	7,145	8,318
Accrued income taxes	4,426	3,885
Other current liabilities	50,103	44,567
Total current liabilities	163,688	190,927
Long-term obligations	51,610	52,618
Other liabilities	64,661	61,274
Total liabilities	279,959	304,819
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 49,101,192 and 48,393,617 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	328,978	325,631
Retained earnings	588,918	553,454
Treasury stock—2,160,295 and 2,867,870 shares, respectively, of Class A nonvoting common stock, at cost	(54,498)	(71,120)
Accumulated other comprehensive loss	(60,565)	(56,401)
Total stockholders’ equity	803,381	752,112
Total	$1,083,340	$1,056,931

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Net sales	$282,426	$287,780	$575,622	$577,931
Cost of products sold	142,616	144,088	289,273	288,174
Gross margin	139,810	143,692	286,349	289,757
Operating expenses:
Research and development	11,074	11,314	22,400	21,834
Selling, general and administrative	92,706	97,582	187,297	197,716
Total operating expenses	103,780	108,896	209,697	219,550
Operating income	36,030	34,796	76,652	70,207
Other income (expense):
Investment and other income	1,377	1,056	1,360	1,272
Interest expense	(717)	(829)	(1,429)	(1,692)
Earnings before income taxes	36,690	35,023	76,583	69,787
Income tax expense	7,463	30,750	16,719	39,678
Net earnings	$29,227	$4,273	$59,864	$30,109
Net earnings per Class A Nonvoting Common Share:
Basic	$0.56	$0.08	$1.14	$0.58
Diluted	$0.55	$0.08	$1.13	$0.57
Dividends	$0.21	$0.21	$0.43	$0.42
Net earnings per Class B Voting Common Share:
Basic	$0.56	$0.08	$1.13	$0.57
Diluted	$0.55	$0.08	$1.11	$0.56
Dividends	$0.21	$0.21	$0.41	$0.40
Weighted average common shares outstanding (in thousands):
Basic	52,532	51,698	52,366	51,569
Diluted	53,206	52,719	53,082	52,551
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Net earnings	$29,227	$4,273	$59,864	$30,109
Other comprehensive income (loss):
Foreign currency translation adjustments	5,486	15,841	(3,304)	9,284

Cash flow hedges:
Net gain (loss) recognized in other comprehensive income (loss)	537	(304)	157	(537)
Reclassification adjustment for (gains) losses included in net earnings	(240)	158	(287)	182
	297	(146)	(130)	(355)
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive income (loss)	(169)	592	(169)	592
Actuarial gain amortization	(144)	(141)	(299)	(271)
	(313)	451	(468)	321

Other comprehensive income (loss), before tax	5,470	16,146	(3,902)	9,250
Income tax benefit (expense) related to items of other comprehensive income (loss)	196	827	(262)	342
Other comprehensive income (loss), net of tax	5,666	16,973	(4,164)	9,592
Comprehensive income	$34,893	$21,246	$55,700	$39,701
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2019	2018
Operating activities:
Net earnings	$59,864	$30,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,909	12,840
Non-cash portion of stock-based compensation expense	7,805	5,897
Deferred income taxes	4,423	26,028
Changes in operating assets and liabilities:
Accounts receivable	2,562	(10,945)
Inventories	(6,602)	(4,150)
Prepaid expenses and other assets	(2,310)	(3,153)
Accounts payable and other liabilities	(34,055)	(12,695)
Income taxes	592	(1,471)
Net cash provided by operating activities	44,188	42,460

Investing activities:
Purchases of property, plant and equipment	(12,127)	(8,469)
Other	(452)	(729)
Net cash used in investing activities	(12,579)	(9,198)

Financing activities:
Payment of dividends	(22,263)	(21,373)
Proceeds from exercise of stock options	17,317	9,948
Proceeds from borrowing on credit facilities	5,737	17,439
Repayment of borrowing on credit facilities	(5,688)	(57,314)
Other	(5,154)	(2,342)
Net cash used in financing activities	(10,051)	(53,642)

Effect of exchange rate changes on cash	(776)	1,763

Net increase (decrease) in cash and cash equivalents	20,782	(18,617)
Cash and cash equivalents, beginning of period	181,427	133,944

Cash and cash equivalents, end of period	$202,209	$115,327

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2019
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2019 and July 31, 2018, its results of operations and comprehensive income for the three and six months ended January 31, 2019 and 2018, and cash flows for the six months ended January 31, 2019 and 2018. The condensed consolidated balance sheet as of July 31, 2018, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter; however, early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has not adopted this guidance, which will only impact the Company's consolidated financial statements if there is a future impairment of goodwill.

In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU allows for either a full retrospective or a modified retrospective approach and early adoption is permitted. The Company expects the new lease standard to increase its total assets and liabilities; however, it is evaluating the magnitude of the impact on its consolidated financial statements. The Company has formed a team to implement the new lease standard, implemented a third-party software program to track and store its leases, has accumulated data pertaining to its global lease obligations, and is currently evaluating the impact of this update on its consolidated financial statements and disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("Topic 606"), which eliminates the transaction and industry-specific revenue recognition guidance and replaced it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. The Company adopted ASU 2014-09 (and related updates) effective August 1, 2018 using the modified retrospective method to apply this guidance to all contracts at the date of initial application. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
The results of applying Topic 606 were not material to the Company's consolidated financial condition, results of operations, cash flows, business processes, controls, or systems. Upon adoption, the Company recorded a cumulative adjustment to the opening balance of retained earnings as of August 1, 2018, which resulted in a decrease to retained earnings of $2,137, net of tax. The adjustment was primarily due to a change in timing of when revenue and the related costs for certain extended service-type warranties are recognized, as required per Topic 606.
Refer to Note C "Revenue Recognition" for additional information and required disclosures under the new standard.
NOTE C — Revenue Recognition
The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in "Net sales" on the condensed consolidated statements of earnings. The Company considers the purchase orders, which in some cases are governed by master sales or distributor agreements, to be its contracts with customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be its identified performance obligations.
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
The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended service warranty is included with the purchase of the product. In applying Topic 606, the Company considers the extended service warranty to be a separate performance obligation in the contract and allocates a portion of the transaction price to the service warranty based on the estimated stand-alone selling price. Under Topic 606, the extended warranty transaction price is initially recorded as deferred revenue on the consolidated balance sheet and recognized on a straight-line basis over the life of the service warranty period. The deferred revenue is considered a contract liability as the Company has a right to payment at the time the product with the related extended service warranty is shipped or delivered and therefore, payment is received in advance of the Company's performance. The balance of contract liabilities as of January 31, 2019, was $2,758. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. Of this amount, the Company expects to recognize 22% as revenue by the end of fiscal 2019, an additional 34% by the end of fiscal 2020, and the balance thereafter. Upon adoption of Topic 606, at the beginning of fiscal 2019, the contract liability balance was $2,796. The current portion of contract liabilities and the non-current portion are included in “Other current liabilities” and “Other liabilities," respectively, on the consolidated balance sheet. During the three and six months ended January 31, 2019, the Company recognized revenue of $314 and $622, respectively, that was included in the contract liability balance at the beginning of the period, which was from the amortization of extended service warranties.
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

The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are expensed in "Selling, general, and administrative expenses" on the condensed consolidated statements of earnings.

Refer to Note H, "Segment Information," for the Company's disaggregated revenue disclosure.
NOTE D — Additional Balance Sheet Information
Inventories
Inventories as of January 31, 2019, and July 31, 2018, consisted of the following:

	January 31, 2019	July 31, 2018
Finished products	$76,571	$73,133
Work-in-process	21,245	19,903
Raw materials and supplies	20,703	20,035
Total inventories	$118,519	$113,071
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $276,000 and $280,778 as of January 31, 2019, and July 31, 2018, respectively.
NOTE E — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended January 31, 2019, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2018	$385,524	$34,291	$419,815
Translation adjustments	(2,178)	(397)	(2,575)
Balance as of January 31, 2019	$383,346	$33,894	$417,240

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

Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2019				July 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Patents	5	$1,448	$(1,195)	$253	5	$1,448	$(942)	$506
Trademarks and other	10	2,467	(2,398)	69	9	4,497	(4,395)	102
Customer relationships	8	48,465	(28,607)	19,858	9	55,999	(33,535)	22,464
Unamortized other intangible assets:
Trademarks	N/A	19,472	—	19,472	N/A	19,516	—	19,516
Total		$71,852	$(32,200)	$39,652		$81,460	$(38,872)	$42,588
Amortization expense of intangible assets was $1,434 and $1,617 for the three months ended January 31, 2019 and 2018, respectively, and $2,870 and $3,310 for the six months ended January 31, 2019 and 2018, respectively. The amortization over each of the next five fiscal years is projected to be $5,717, $5,191, $5,151, $5,006 and $2,025 for the fiscal years ending July 31, 2019, 2020, 2021, 2022 and 2023, respectively.
NOTE F — Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2019:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2018	$863	$3,302	$(60,566)	$(56,401)
Other comprehensive income (loss) before reclassification	47	(169)	(3,528)	(3,650)
Amounts reclassified from accumulated other comprehensive loss	(215)	(299)	—	(514)
Ending balance, January 31, 2019	$695	$2,834	$(64,094)	$(60,565)
The increase in accumulated other comprehensive loss as of January 31, 2019, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on long-term intercompany notes and net investment hedges, net of tax. Of the total $514 in amounts reclassified from accumulated other comprehensive loss, the $215 gain on cash flow hedges was reclassified into cost of products sold, and the $299 gain on post-retirement plans was reclassified into investment and other income on the condensed consolidated statement of earnings for the six months ended January 31, 2019.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2018, were as follows:

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

The decrease in accumulated other comprehensive loss as of January 31, 2018, compared to July 31, 2017, was primarily due to the appreciation of certain other currencies against the U.S. dollar during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on long-term intercompany notes and net investment hedges, net of tax. Of the total $145 in amounts reclassified from accumulated other comprehensive loss, the $126 loss on cash flow hedges was reclassified into cost of products sold, and the $271 gain on post-retirement plans was reclassified into selling, general and administrative expenses on the condensed consolidated statement of earnings for the six months ended January 31, 2018.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive (loss) income for the three and six months ended January 31, 2019 and 2018:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$61	$78	$(38)	$(117)
Pension and other post-retirement benefits	—	(209)	—	(209)
Other income tax adjustments and currency translation	135	958	(224)	668
Income tax benefit (expense) related to items of other comprehensive income (loss)	$196	$827	$(262)	$342
NOTE G — Net Earnings per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Numerator:
Earnings (Numerator for basic and diluted Class A Nonvoting Common Share)	$29,227	$4,273	$59,864	$30,109
Less:
Preferential dividends	—	—	(815)	(799)
Preferential dividends on dilutive stock options	—	—	(13)	(16)
Numerator for basic and diluted earnings per Class B Voting Common Share	$29,227	$4,273	$59,036	$29,294
Denominator: (in thousands)
Denominator for basic earnings per share for both Class A and Class B	52,532	51,698	52,366	51,569
Plus: Effect of dilutive stock options and restricted stock units	674	1,021	716	982
Denominator for diluted earnings per share for both Class A and Class B	53,206	52,719	53,082	52,551
Net earnings per Class A Nonvoting Common Share:
Basic	$0.56	$0.08	$1.14	$0.58
Diluted	$0.55	$0.08	$1.13	$0.57
Net earnings per Class B Voting Common Share:
Basic	$0.56	$0.08	$1.13	$0.57
Diluted	$0.55	$0.08	$1.11	$0.56
Options to purchase 272,922 and 705,069 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2019 and 2018, respectively, and 476,412 and 721,100 shares for the six months ended January 31, 2019 and 2018, respectively, were not included in the computation of diluted net earnings per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

NOTE H — Segment Information
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
Net sales by segment and geographic region for the three and six months ended January 31, 2019 and 2018 is as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Net sales:
ID Solutions
Americas	$138,324	$133,805	$284,114	$273,209
Europe	47,282	49,245	96,110	96,376
Asia	23,599	23,382	47,080	46,552
Total	$209,205	$206,432	$427,304	$416,137
Workplace Safety
Americas	$24,332	$26,470	$49,083	$52,957
Europe	37,788	43,657	75,444	85,041
Australia	11,101	11,221	23,791	23,796
Total	$73,221	$81,348	$148,318	$161,794
Total Company
Americas	$162,656	$160,275	$333,197	$326,166
Europe	85,070	92,902	171,554	181,417
Asia-Pacific	34,700	34,603	70,871	70,348
Total	$282,426	$287,780	$575,622	$577,931
Segment profit for the three and six months ended January 31, 2019 and 2018 is as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Segment profit:
ID Solutions	$37,857	$34,088	$79,419	$69,925
Workplace Safety	4,661	7,055	10,202	13,500
Total Company	$42,518	$41,143	$89,621	$83,425
The following is a reconciliation of segment profit to earnings before income taxes for the three and six months ended January 31, 2019 and 2018:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Total profit from reportable segments	$42,518	$41,143	$89,621	$83,425
Unallocated amounts:
Administrative costs	(6,488)	(6,347)	(12,969)	(13,218)
Investment and other income	1,377	1,056	1,360	1,272
Interest expense	(717)	(829)	(1,429)	(1,692)
Earnings before income taxes	$36,690	$35,023	$76,583	$69,787

NOTE I – Stock-Based Compensation
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
Restricted and unrestricted shares and RSUs issued under the plan have a grant date fair value equal to the average of the high and low trading price of the stock at the date of grant. Shares issued under the plan are referred to herein as either "service-based" or "performance-based" restricted shares and RSUs. The service-based RSUs granted under the plan generally vest over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan generally vest at the end of a three-year service period provided specified financial performance metrics are met.
As of January 31, 2019, the Company has reserved 2,392,904 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs, and restricted shares and 3,679,698 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs, and restricted and unrestricted shares under the plan. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under the plan.
The Company recognizes the compensation cost of all share-based awards at the time it is deemed probable the award will vest. This cost is recognized on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded. Total stock-based compensation expense recognized by the Company during the three months ended January 31, 2019 and 2018, was $3,603 ($3,150 net of taxes) and $2,153 ($1,614 net of taxes), respectively. Expense recognized during the six months ended January 31, 2019 and 2018, was $7,805 ($6,896 net of taxes) and $5,897 ($4,423 net of taxes), respectively.
As of January 31, 2019, total unrecognized compensation cost related to stock-based compensation awards was $13,910 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.9 years.
The Company has estimated the grant date fair value of its service-based stock option awards granted during the six months ended January 31, 2019 and 2018, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Six months ended January 31,
Black-Scholes Option Valuation Assumptions	2019	2018
Expected term (in years)	6.20	6.07
Expected volatility	25.83%	26.52%
Expected dividend yield	2.71%	2.72%
Risk-free interest rate	3.01%	1.96%
Weighted-average market value of underlying stock at grant date	$43.96	$36.85
Weighted-average exercise price	$43.96	$36.85
Weighted-average fair value of options granted during the period	$9.70	$7.96

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended January 31, 2019, is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2018	2,504,633	$28.23
New grants	276,238	43.96
Exercised	(799,529)	27.32
Forfeited or expired	(24,809)	37.37
Outstanding at January 31, 2019	1,956,533	$30.71	6.7	$26,750
Exercisable at January 31, 2019	1,378,591	$26.87	5.7	$24,141

There were 1,378,591 and 1,962,475 options exercisable with a weighted average exercise price of $26.87 and $26.61 at January 31, 2019 and 2018, respectively. The total intrinsic value of options exercised during the six months ended January 31, 2019 and 2018, based upon the average market price at the time of exercise during the period, was $13,394 and $2,935, respectively. The total fair value of stock options vested during the six months ended January 31, 2019 and 2018, was $2,849 and $3,004, respectively.

The cash received from the exercise of options during the three months ended January 31, 2019 and 2018, was $5,179 and $6,699, respectively. The cash received from the exercise of options during the six months ended January 31, 2019, and 2018 was $17,317 and $9,948, respectively. The tax benefit on options exercised during the three months ended January 31, 2019 and 2018, was $993 and $512, respectively. The tax benefit on options exercised during the six months ended January 31, 2019 and 2018, was $3,349 and $895, respectively.

The following table summarizes the RSU activity under the Company's share-based compensation plans for the six months ended January 31, 2019:

Service-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2018	342,856	$29.05
New grants	78,254	44.00
Vested	(118,921)	28.12
Forfeited	(24,228)	30.53
Outstanding at January 31, 2019	277,961	$33.52
The service-based RSUs granted during the six months ended January 31, 2018, had a weighted-average grant date fair value of $36.68 per share. The total fair value of service-based RSUs vested during the six months ended January 31, 2019 and 2018, was $5,125 and $5,002, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2018	108,097	$32.57
New grants	50,313	50.70
Vested	—	—
Forfeited	—	—
Outstanding at January 31, 2019	158,410	$38.33
The performance-based RSUs granted during the six months ended January 31, 2018, had a weighted-average grant date fair value of $33.12 per share. The aggregate intrinsic value of unvested service-based and performance-based RSUs outstanding at January 31, 2019, and expected to vest was $19,510.

NOTE J — Fair Value Measurements
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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2019 and July 31, 2018, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
January 31, 2019
Trading securities	$14,882	$—	$14,882	Other assets
Foreign exchange contracts	—	749	749	Prepaid expenses and other current assets
Total Assets	$14,882	$749	$15,631
Foreign exchange contracts	$—	$17	$17	Other current liabilities
Total Liabilities	$—	$17	$17
July 31, 2018
Trading securities	$14,383	$—	$14,383	Other assets
Foreign exchange contracts	—	1,077	1,077	Prepaid expenses and other current assets
Total Assets	$14,383	$1,077	$15,460
Foreign exchange contracts	$—	$3	$3	Other current liabilities
Total Liabilities	$—	$3	$3
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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note K, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the six months ended January 31, 2019. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the six months ended January 31, 2019.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $53,847 and $55,707 at January 31, 2019 and July 31, 2018, respectively, as compared to the carrying value of $51,610 and $52,618 at January 31, 2019 and July 31, 2018, respectively.

NOTE K — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of January 31, 2019 and July 31, 2018, the notional amount of outstanding forward exchange contracts was $17,010 and $32,667, respectively.
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
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of January 31, 2019 and 2018, unrealized gains of $887 and losses of $856 have been included in OCI, respectively. Balances are reclassified from OCI to earnings when the hedged transactions impact earnings. For the three months ended January 31, 2019 and 2018, the Company reclassified gains of $240 and losses of$158 from OCI into earnings, respectively. For the six months ended January 31, 2019 and 2018, the Company reclassified gains of $287 and losses of $182 from OCI into earnings, respectively. At January 31, 2019, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $13,623, including contracts to sell Euros and Canadian dollars, and contracts to buy Mexican pesos.
Net Investment Hedges
As of April 30, 2017, €45 million of Euro-denominated senior unsecured notes were designated as net investment hedges to hedge portions of the Company's net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
The Company recognized losses of $10 and $43 for the three and six months ended January 31, 2019, respectively, and losses of $2 and gains of $20 for the three and six months ended January 31, 2018, respectively, in “Investment and other income” on the condensed consolidated statements of earnings related to non-designated hedges.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	January 31, 2019		July 31, 2018		January 31, 2019		July 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$743	Prepaid expenses and other current assets	$1,076	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations	51,647	Long term obligations	52,668
Total derivatives designated as hedging instruments		$743		$1,076		$51,647		$52,668
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$6	Prepaid expenses and other current assets	$1	Other current liabilities	$17	Other current liabilities	$3
Total derivatives not designated as hedging instruments		$6		$1		$17		$3

NOTE L – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2018	$548	$326,182	$570,858	$(58,414)	$(66,231)	$772,943
Net earnings	—	—	29,227	—	—	29,227
Other comprehensive loss, net of tax	—	—	—	—	5,666	5,666
Issuance of shares of Class A Common Stock under stock plan	—	(162)	—	5,235	—	5,073
Tax benefit and withholdings from deferred compensation distributions	—	118	—	—	—	118
Stock-based compensation expense	—	2,840	—	—	—	2,840
Purchase of shares of Class A Common Stock	—	—	—	(1,319)	—	(1,319)
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,415)	—	—	(10,415)
Class B — $0.21 per share	—	—	(752)	—	—	(752)
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net earnings	—	—	59,864	—	—	59,864
Other comprehensive loss, net of tax	—	—	—	—	(4,164)	(4,164)
Issuance of shares of Class A Common Stock under stock plan	—	(4,667)	—	19,804	—	15,137
Tax benefit and withholdings from deferred compensation distributions	—	209	—	—	—	209
Stock-based compensation expense (Note I)	—	7,805	—	—	—	7,805
Purchase of shares of Class A Common Stock	—	—	—	(3,182)	—	(3,182)
Cumulative adjustment for ASU 2014-09, net of tax (Note B)	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock
Class A — $0.43 per share	—	—	(20,818)	—	—	(20,818)
Class B — $0.41 per share	—	—	(1,445)	—	—	(1,445)
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2017	$548	$322,657	$522,334	$(80,806)	$(52,062)	$712,671
Net earnings	—	—	4,273	—	—	4,273
Other comprehensive gain, net of tax	—	—	—	—	16,972	16,972
Issuance of shares of Class A Common Stock under stock plan	—	878	—	5,716	—	6,594
Tax benefit and withholdings from deferred compensation distributions	—	45	—	—	—	45
Stock-based compensation expense	—	2,153	—	—	—	2,153
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,004)	—	—	(10,004)
Class B — $0.21 per share	—	—	(731)	—	—	(731)
Balances at January 31, 2018	$548	$325,733	$515,872	$(75,090)	$(35,090)	$731,973

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)	$700,140
Net earnings	—	—	30,109	—	—	30,109
Other comprehensive gain, net of tax	—	—	—	—	9,592	9,592
Issuance of shares of Class A Common Stock under stock plan	—	(2,985)	—	10,802	—	7,817
Tax benefit and withholdings from deferred compensation distributions	—	213	—	(422)	—	(209)
Stock-based compensation expense (Note I)	—	5,897	—	—	—	5,897
Cash dividends on Common Stock
Class A — $0.42 per share	—	—	(19,967)	—	—	(19,967)
Class B — $0.40 per share	—	—	(1,406)	—	—	(1,406)
Balances at January 31, 2018	$548	$325,733	$515,872	$(75,090)	$(35,090)	$731,973
NOTE M — Income Taxes
The effective income tax rates for the three and six months ended January 31, 2019, were 20.3% and 21.8%, respectively. The Company expects its ongoing annual effective income tax rate to be in the mid-20 percent range based on its current global business mix. The effective income tax rates for the three and six months ended January 31, 2019, were lower than the expected income tax rate due to the favorable settlement of a foreign income tax matter, partially offset by an increase in the valuation allowance against foreign tax credit carryforwards.

The effective income tax rates for the three and six months ended January 31, 2018, were 87.8% and 56.9%, respectively. The income tax rates were significantly impacted by the recognition of additional tax expense of $21,060 primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") passed in December 2017.

The U.S. Securities and Exchange Commission has issued rules that allowed for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts. Provisional adjustments were recorded in the Company’s consolidated financial statements for the year ended July 31, 2018. No significant adjustments to the provisional amounts recorded during the year ended July 31, 2018, have been recognized for the six months ended January 31, 2019. For further discussion on the impact of the Tax Reform Act, refer to Note 5 “Income Taxes” in the Company's Annual Report on Form 10-K for the year ended July 31, 2018.
NOTE N — Subsequent Events
On February 19, 2019, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2125 per share payable on April 30, 2019, to shareholders of record at the close of business on April 9, 2019.

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

•	Expanding and enhancing our digital presence.

•	Growing through focused sales and marketing actions in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and six months ended January 31, 2019 and 2018, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2019	% Sales	2018	% Sales	2019	% Sales	2018	% Sales
Net sales	$282,426		$287,780		$575,622		$577,931
Gross margin	139,810	49.5%	143,692	49.9%	286,349	49.7%	289,757	50.1%
Operating expenses:
Research and development	11,074	3.9%	11,314	3.9%	22,400	3.9%	21,834	3.8%
Selling, general and administrative	92,706	32.8%	97,582	33.9%	187,297	32.5%	197,716	34.2%
Total operating expenses	103,780	36.7%	108,896	37.8%	209,697	36.4%	219,550	38.0%
Operating income	$36,030	12.8%	$34,796	12.1%	$76,652	13.3%	$70,207	12.1%

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

Sales for the three months ended January 31, 2019, decreased 1.9% to $282.4 million, compared to $287.8 million in the same period of the prior year. The decrease in sales consisted of organic sales growth of 2.3%, more than offset by a negative currency impact of 2.6% and divestiture impact of 1.6%. Organic sales grew 3.6% in the IDS segment and declined 0.9% in the WPS segment during the three months ended January 31, 2019, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Safety and Facility ID, and Wire ID product lines, partially offset by a decline in the Healthcare ID product line compared to the prior year. The WPS segment realized growth in digital channel sales offset by a decline in traditional catalog channel sales when compared to the same period in the prior year.

Sales for the six months ended January 31, 2019, decreased 0.4% to $575.6 million, compared to $577.9 million in the same period of the prior year, which consisted of organic sales growth of 3.5%, more than offset by a negative currency impact of 2.2% and divestiture impact of 1.7%. Organic sales grew 4.6% in the IDS segment and 0.6% in the WPS segment during the six months ended January 31, 2019, compared to the same period in the prior year. The IDS segment realized sales growth in the Product ID, Safety and Facility ID, and Wire ID product lines, partially offset by a decline in the Healthcare ID product line compared to the prior year. The WPS segment realized growth in digital channel sales and remained essentially flat in traditional catalog channel sales when compared to the same period in the prior year.

Gross margin decreased 2.7% to $139.8 million for the three months ended January 31, 2019, and 1.2% to $286.3 million for the six months ended January 31, 2019, compared to $143.7 million and $289.8 million in the same periods of the prior year, respectively. As a percentage of net sales, gross margin decreased to 49.5% for the three months ended January 31, 2019, and 49.7% for the six months ended January 31, 2019, from 49.9% and 50.1% in the same periods of the prior year, respectively. The decreases in gross margin as a percentage of net sales were primarily due to increased input costs such as freight and personnel costs which were partially mitigated by our on-going efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities.

R&D expenses for the three months ended January 31, 2019, decreased 2.1% to $11.1 million, compared to $11.3 million in the same period of the prior year, and increased 2.6% to $22.4 million for the six months ended January 31, 2019, compared to $21.8 million in the same period of the prior year. The decrease in the three-month period was due to the timing of expenditures on ongoing projects. The increase in the six-month period was due to a planned increase in investments in the development of new products, including increased investments in new software and printer updates within the IDS segment.

Selling, general and administrative expenses ("SG&A") include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 5.0% to $92.7 million for the three months ended January 31, 2019, and 5.3% to $187.3 million for the six months ended January 31, 2019, compared to $97.6 million and $197.7 million in the same periods of the prior year, respectively. As a percentage of net sales, SG&A decreased to 32.8% for the three months ended January 31, 2019, and 32.5% for the six months ended January 31, 2019, from 33.9% and 34.2% in the same periods of the prior year, respectively. Slightly less than half of the decreases in both the three and six-month periods were due to a favorable impact of foreign currency translation, and the remainder of the decreases were due to the impact of the sale of a business in the prior year and ongoing efficiency activities throughout our SG&A functions.
Operating income increased 3.5% to $36.0 million for the three months ended January 31, 2019, and 9.2% to $76.7 million for the six months ended January 31, 2019, compared to $34.8 million and $70.2 million in the same periods of the prior year, respectively. The increases in both the three and six-month periods were primarily due to increased organic sales and segment profit within our IDS business.

OPERATING INCOME TO NET EARNINGS

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2019	% Sales	2018	% Sales	2019	% Sales	2018	% Sales
Operating income	$36,030	12.8%	$34,796	12.1%	$76,652	13.3%	$70,207	12.1%
Other income (expense):
Investment and other income	1,377	0.5%	1,056	0.4%	1,360	0.2%	1,272	0.2%
Interest expense	(717)	(0.3)%	(829)	(0.3)%	(1,429)	(0.2)%	(1,692)	(0.3)%
Earnings before income tax	36,690	13.0%	35,023	12.2%	76,583	13.3%	69,787	12.1%
Income tax expense	7,463	2.6%	30,750	10.7%	16,719	2.9%	39,678	6.9%
Net earnings	$29,227	10.3%	$4,273	1.5%	$59,864	10.4%	$30,109	5.2%

Investment and other income was $1.4 million for both the three and six months ended January 31, 2019, compared to investment and other income of $1.1 million and $1.3 million in the same periods of the prior year, respectively. The increases in both the three and six-month periods were primarily due to an increase in investment income partially offset by a reduction in the market value of securities held in deferred compensation plans when compared to the same periods in the prior year.

Interest expense decreased to $0.7 million from $0.8 million for the three months ended January 31, 2019, and decreased to $1.4 million from $1.7 million for the six months ended January 31, 2019, compared to the same periods in the prior year. For both the three and six-month periods, the decreases in interest expense were due to the Company's declining principal balances under its outstanding debt agreements.

The Company’s income tax rate was 20.3% for the three months ended January 31, 2019, compared to 87.8% for the same period in the prior year. The income tax rate was 21.8% for the six months ended January 31, 2019, compared to 56.9% for the same period of the prior year. The decreases in the income tax rates were primarily due to the enactment of the Tax Reform Act during the prior period which resulted in $21.1 million of additional tax expense in the three and six-month periods ended January 31, 2018. Refer to Note M - Income Taxes for additional details regarding income taxes.

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

The following is a summary of segment information for the three and six months ended January 31, 2019, and 2018:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
SALES GROWTH INFORMATION
ID Solutions
Organic	3.6%	4.7%	4.6%	3.8%
Currency	(2.3)%	3.4%	(1.9)%	2.3%
Total	1.3%	8.1%	2.7%	6.1%
Workplace Safety
Organic	(0.9)%	(0.5)%	0.6%	(1.0)%
Currency	(3.3)%	6.1%	(2.9)%	4.7%
Divestitures	(5.8)%	—%	(6.0)%	—%
Total	(10.0)%	5.6%	(8.3)%	3.7%
Total Company
Organic	2.3%	3.2%	3.5%	2.4%
Currency	(2.6)%	4.2%	(2.2)%	3.0%
Divestitures	(1.6)%	—%	(1.7)%	—%
Total	(1.9)%	7.4%	(0.4)%	5.4%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	18.1%	16.5%	18.6%	16.8%
Workplace Safety	6.4%	8.7%	6.9%	8.3%
Total	15.1%	14.3%	15.6%	14.4%

ID Solutions

IDS sales increased 1.3% and 2.7% for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. Organic sales increased 3.6% and 4.6% for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. Foreign currency translation decreased sales by 2.3% and 1.9% for the three and six months ended January 31, 2019, compared to the same periods in the prior year.

Organic sales in the Americas grew in the mid-single digits for both the three and six months ended January 31, 2019, compared to the same periods in the prior year. Organic sales growth in the IDS Americas region for the three and six-month periods was driven by the Safety and Facility ID, Wire ID, and Product ID product lines, partially offset by a decline in the Healthcare ID product line. Organic sales grew in the mid-single digits in both the United States and the rest of the Americas for the three and six-month periods; in particular, increased printer and consumables sales throughout the region was a primary driver of the organic sales growth.

Organic sales in Europe grew in the low-single and mid-single digits for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. The IDS Europe region realized organic sales growth in the Safety and Facility ID, Wire ID, and Product ID product lines for both the three and six months ended January 31, 2019, compared to the same periods in the prior year. Organic sales growth was led by businesses based in emerging geographies for both the three and six months ended January 31, 2019, and supplemented by businesses based in Western Europe for the six-month period.

Organic sales in Asia grew in the mid-single digits for both the three and six months ended January 31, 2019, compared to the same periods in the prior year. The IDS Asia region realized organic sales growth in the Product ID, Wire ID, and Safety and Facility ID product lines for both the three and six months ended January 31, 2019, compared to the same periods in the prior year. Organic sales in both the three and six-month periods were led by our businesses outside of China. Within China, organic sales grew in the low-single digits for both the three and six-month periods.

Segment profit increased to $37.9 million and $79.4 million for the three and six months ended January 31, 2019, respectively, compared to $34.1 million and $69.9 million in the same periods in the prior year. As a percentage of net sales, segment profit increased to 18.1% and 18.6% for the three and six months ended January 31, 2019, respectively, from 16.5% and 16.8% in the same periods of the prior year. The increases in segment profit for both the three and six-month periods were driven by increased organic sales and efficiency gains throughout SG&A.
Workplace Safety
WPS sales decreased 10.0% and 8.3% for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. Organic sales declined 0.9% and increased 0.6% in the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. Foreign currency translation decreased sales by 3.3% and 2.9% for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. The divestiture of a business resulted in decreased sales of 5.8% and 6.0% for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. Digital channel sales realized low-single digit growth for both the three and six months ended January 31, 2019, when compared to the same periods in the prior year. Traditional catalog channel sales declined in the low-single digits and remained essentially flat for the three and six months ended January 31, 2019, respectively, when compared to the same periods in the prior year.
The WPS business in Europe realized low-single digit organic sales growth for the three and six months ended January 31, 2019, compared to the same periods in the prior year. The organic sales growth in the six-month period was driven primarily by businesses in France, the U.K., and Germany due to improvements in website functionality, growth in new customers, and key account management. Businesses in France primarily drove the growth in the three-month period. WPS Europe experienced nearly 12% growth in digital channel sales and traditional catalog sales remained essentially flat during the three and six months ended January 31, 2019, compared to the same periods in the prior year.
Organic sales in the Americas decreased in the high-single digits for the three and six months ended January 31, 2019, compared to the same periods in the prior year. Traditional catalog channel sales declined in the mid-single digits for both the three and six months ended January 31, 2019, compared to the same periods in the prior year. These declines were primarily in the U.S. due to lower response rates to catalog promotions. WPS Americas continued to experience the negative impact of the digital platform implemented in the prior year. As a result of this decrease in digital sales for both the three and six months ended January 31, 2019, compared to the same periods in the prior year, the Company transitioned to a new digital platform toward the end of the three months ended January 31, 2019.

Organic sales in Australia grew in the mid-single and high-single digits in both the digital and traditional catalog channel for the three and six months ended January 31, 2019, respectively, compared to the same periods in the prior year. The Australian business is growing its customer base, and its diversified product offering continues to expand into additional target markets such as commercial and industrial construction.

Segment profit decreased to $4.7 million from $7.1 million for the three months ended January 31, 2019, and to $10.2 million from $13.5 million for the six months ended January 31, 2019, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 6.4% from 8.7% for the three months ended January 31, 2019, and to 6.9% from 8.3% for the six months ended January 31, 2019, compared to the same periods in the prior year. The decreases in segment profit were due to increased costs incurred to transition to a new digital platform during the current three-month period, as well as the divestiture of a business in the prior period, foreign currency translation, and the decrease in sales volumes in the North American business.
Financial Condition

Cash and cash equivalents increased $20.8 million and decreased $18.6 million during the six months ended January 31, 2019 and 2018, respectively. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$44,188	$42,460
Investing activities	(12,579)	(9,198)
Financing activities	(10,051)	(53,642)
Effect of exchange rate changes on cash	(776)	1,763
Net increase (decrease) in cash and cash equivalents	$20,782	$(18,617)

Net cash provided by operating activities was $44.2 million for the six months ended January 31, 2019, compared to $42.5 million in the same period of the prior year. The change was driven by an increase in net earnings adjusted for non-cash items, which was partially offset by an increase in cash used by working capital in support of growth when compared to the same period in the prior year.

Net cash used in investing activities was $12.6 million for the six months ended January 31, 2019, compared to $9.2 million in the same period of the prior year. The increase in cash used in investing activities was driven by an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades primarily in the U.S.-based businesses.

Net cash used in financing activities was $10.1 million during the six months ended January 31, 2019, compared to $53.6 million in the same period of the prior year. The change was primarily due to a decrease of $39.9 million in net credit facility repayments and an increase of $7.4 million in proceeds from stock option exercises when compared to the same period in the prior year.

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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of January 31, 2019, there were no borrowings outstanding on the credit facility, and the maximum outstanding balance during the six months ended January 31, 2019, was $5.7 million. The Company also had letters of credit outstanding under the loan agreement of $3.0 million as of January 31, 2019, and there was $297.0 million available for future borrowing, which can be increased to $447.0 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations" on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months

EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2019, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 66.6 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2019, approximately 62% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. The Company repurchased 32,771 shares at an average price of $40.24 per share during the three months ended January 31, 2019. As of January 31, 2019, there were 1,879,218 shares authorized to purchase in connection with this share repurchase program.

The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended January 31, 2019:

Period	Total Number of Shares Purchased	Average Price paid per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
November 1, 2018 - November 30, 2018	—	$—	—	1,911,989
December 1, 2018 - December 31, 2018	32,771	40.24	32,771	1,879,218
January 1, 2019 - January 31, 2019	—	—	—	1,879,218
Total	32,771	$40.24	32,771	1,879,218
ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101	Interactive Data File

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: February 21, 2019	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2019	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)