Form 10-Q
period 2019-04-30
BRADY CORP
filed 2019-05-23
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, par value $0.01 per share	BRC	New York Stock Exchange
As of May 21, 2019, there were 49,284,372 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2019	July 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,432	$181,427
Accounts receivable—net	162,094	161,282
Inventories	119,895	113,071
Prepaid expenses and other current assets	18,746	15,559
Total current assets	539,167	471,339
Property, plant and equipment—net	99,491	97,945
Goodwill	412,378	419,815
Other intangible assets	38,135	42,588
Deferred income taxes	7,068	7,582
Other	19,638	17,662
Total	$1,115,877	$1,056,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,584	$66,538
Wages and amounts withheld from employees	52,849	67,619
Taxes, other than income taxes	7,886	8,318
Accrued income taxes	4,378	3,885
Other current liabilities	48,169	44,567
Total current liabilities	177,866	190,927
Long-term obligations	50,303	52,618
Other liabilities	63,164	61,274
Total liabilities	291,333	304,819
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 49,284,372 and 48,393,617 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	330,051	325,631
Retained earnings	612,474	553,454
Treasury stock—1,977,115 and 2,867,870 shares, respectively, of Class A nonvoting common stock, at cost	(50,083)	(71,120)
Accumulated other comprehensive loss	(68,446)	(56,401)
Total stockholders’ equity	824,544	752,112
Total	$1,115,877	$1,056,931

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Net sales	$289,745	$298,421	$865,367	$876,352
Cost of goods sold	143,996	147,339	433,269	435,513
Gross margin	145,749	151,082	432,098	440,839
Operating expenses:
Research and development	11,437	11,678	33,837	33,512
Selling, general and administrative	94,691	101,695	281,988	299,411
Total operating expenses	106,128	113,373	315,825	332,923
Operating income	39,621	37,709	116,273	107,916
Other income (expense):
Investment and other income	2,065	31	3,425	1,303
Interest expense	(708)	(761)	(2,137)	(2,453)
Income before income taxes	40,978	36,979	117,561	106,766
Income tax expense	6,197	10,979	22,916	50,657
Net income	$34,781	$26,000	$94,645	$56,109
Net income per Class A Nonvoting Common Share:
Basic	$0.66	$0.50	$1.80	$1.09
Diluted	$0.65	$0.49	$1.78	$1.07
Dividends	$0.21	$0.21	$0.64	$0.62
Net income per Class B Voting Common Share:
Basic	$0.66	$0.50	$1.79	$1.07
Diluted	$0.65	$0.49	$1.76	$1.05
Dividends	$0.21	$0.21	$0.62	$0.61
Weighted average common shares outstanding (in thousands):
Basic	52,766	51,747	52,499	51,628
Diluted	53,480	52,729	53,215	52,610
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Net income	$34,781	$26,000	$94,645	$56,109
Other comprehensive loss:
Foreign currency translation adjustments	(7,337)	(12,834)	(10,641)	(3,549)

Cash flow hedges:
Net gain recognized in other comprehensive loss	220	657	377	119
Reclassification adjustment for (gains) losses included in net income	(292)	264	(579)	446
	(72)	921	(202)	565
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive loss	—	—	(169)	592
Actuarial gain amortization	(124)	(163)	(423)	(434)
	(124)	(163)	(592)	158

Other comprehensive loss, before tax	(7,533)	(12,076)	(11,435)	(2,826)
Income tax expense related to items of other comprehensive loss	(348)	(980)	(610)	(638)
Other comprehensive loss, net of tax	(7,881)	(13,056)	(12,045)	(3,464)
Comprehensive income	$26,900	$12,944	$82,600	$52,645
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2019	2018
Operating activities:
Net income	$94,645	$56,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,836	19,047
Non-cash portion of stock-based compensation expense	10,311	7,581
Deferred income taxes	3,796	26,501
Changes in operating assets and liabilities:
Accounts receivable	332	(10,710)
Inventories	(9,254)	(7,790)
Prepaid expenses and other assets	(2,204)	480
Accounts payable and other liabilities	(19,176)	(133)
Income taxes	616	(1,863)
Net cash provided by operating activities	96,902	89,222

Investing activities:
Purchases of property, plant and equipment	(17,528)	(14,755)
Other	(1,810)	(197)
Net cash used in investing activities	(19,338)	(14,952)

Financing activities:
Payment of dividends	(33,488)	(32,110)
Proceeds from exercise of stock options	20,333	10,011
Proceeds from borrowing on credit facilities	13,637	17,439
Repayment of borrowing on credit facilities	(13,568)	(69,012)
Other	(5,185)	(3,622)
Net cash used in financing activities	(18,271)	(77,294)

Effect of exchange rate changes on cash	(2,288)	(17)

Net increase (decrease) in cash and cash equivalents	57,005	(3,041)
Cash and cash equivalents, beginning of period	181,427	133,944

Cash and cash equivalents, end of period	$238,432	$130,903

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2019
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2019 and July 31, 2018, its results of operations and comprehensive income for the three and nine months ended April 30, 2019 and 2018, and cash flows for the nine months ended April 30, 2019 and 2018. The condensed consolidated balance sheet as of July 31, 2018, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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

In February 2016, the FASB issued ASU 2016-02, "Leases," which replaces the current lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet and disclose key information about leasing arrangements. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The ASU allows for either a full-retrospective or a modified-retrospective approach and early adoption is permitted. In July 2018, the FASB approved an optional transition method to allow companies to apply the new lease standard as of the adoption date and recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption.

The Company has formed a team to implement the new lease standard and has implemented a third-party software program to track and store its leases. The implementation team has been evaluating the Company’s global lease portfolio, determining the reporting requirements of the new standard, and is in the process of implementing changes to its processes and internal controls to support lease accounting and disclosure requirements. The Company expects to record right-of-use assets and lease liabilities as a result of the new lease standard; however, it is still evaluating the magnitude of the impact on its consolidated financial statements. The Company plans to adopt the new standard effective August 1, 2019 using the optional transition method.

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
NOTE C — Revenue Recognition
The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in "Net sales" on the condensed consolidated statements of income. The Company considers the purchase orders, which in some cases are governed by master sales or distributor agreements, to be its contracts with customers. For each contract, the Company considers the commitment to transfer products, each of which is distinct, to be its identified performance obligations.
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
The Company also sells extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended service warranty is included with the purchase of the product. In applying Topic 606, the Company considers the extended service warranty to be a separate performance obligation in the contract and allocates a portion of the transaction price to the service warranty based on the estimated stand-alone selling price. Under Topic 606, the extended warranty transaction price is initially recorded as deferred revenue on the consolidated balance sheet and recognized on a straight-line basis over the life of the service warranty period. The deferred revenue is considered a contract liability as the Company has a right to payment at the time the product with the related extended service warranty is shipped or delivered and therefore, payment is received in advance of the Company's performance. The balance of contract liabilities as of April 30, 2019, was $2,791. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. Of this amount, the Company expects to recognize 48% by the end of fiscal 2020, an additional 25% by the end of fiscal 2021, and the balance thereafter. Upon adoption of Topic 606, at the beginning of fiscal 2019, the contract liability balance was $2,796. The current portion of contract liabilities and the non-current portion are included in “Other current liabilities” and “Other liabilities," respectively, on the consolidated balance sheet. During the three and nine months ended April 30, 2019, the Company recognized revenue of $315 and $937, respectively, that was included in the contract liability balance at the beginning of the period, which was from the amortization of extended service warranties.
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

The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are expensed in "Selling, general, and administrative expenses" on the condensed consolidated statements of income.

Refer to Note H, "Segment Information," for the Company's disaggregated revenue disclosure.
NOTE D — Additional Balance Sheet Information
Inventories
Inventories as of April 30, 2019, and July 31, 2018, consisted of the following:

	April 30, 2019	July 31, 2018
Finished products	$76,117	$73,133
Work-in-process	22,240	19,903
Raw materials and supplies	21,538	20,035
Total inventories	$119,895	$113,071
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $274,476 and $280,778 as of April 30, 2019, and July 31, 2018, respectively.

NOTE E — Other Intangible Assets
Other intangible assets include patents, trademarks, and customer relationships with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets.

The net book value of these assets was as follows:

	April 30, 2019				July 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	8	$52,203	$(33,487)	$18,716	9	$61,944	$(38,872)	$23,072
Unamortized other intangible assets:
Trademarks	N/A	19,419	—	19,419	N/A	19,516	—	19,516
Total		$71,622	$(33,487)	$38,135		$81,460	$(38,872)	$42,588
Amortization expense of intangible assets was $1,443 and $1,620 for the three months ended April 30, 2019 and 2018, respectively, and $4,314 and $4,930 for the nine months ended April 30, 2019 and 2018, respectively. The amortization over each of the next five fiscal years is projected to be $5,708, $5,183, $5,144, $5,002 and $2,025 for the fiscal years ending July 31, 2019, 2020, 2021, 2022 and 2023, respectively.
NOTE F — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2019:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2018	$863	$3,302	$(60,566)	$(56,401)
Other comprehensive income (loss) before reclassification	233	(169)	(11,252)	(11,188)
Amounts reclassified from accumulated other comprehensive loss	(434)	(423)	—	(857)
Ending balance, April 30, 2019	$662	$2,710	$(71,818)	$(68,446)
The increase in accumulated other comprehensive loss as of April 30, 2019, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on long-term intercompany notes and net investment hedges, net of tax. Of the total $857 in amounts reclassified from accumulated other comprehensive loss, the $434 gain on cash flow hedges was reclassified into cost of goods sold, and the $423 gain on post-retirement plans was reclassified into investment and other income on the condensed consolidated statement of income for the nine months ended April 30, 2019.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2018, were as follows:

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
The increase in accumulated other comprehensive loss as of April 30, 2018, compared to July 31, 2017, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, including foreign currency translation on long-term intercompany notes and net investment hedges, net of tax. Of the total $124 in amounts reclassified from accumulated other comprehensive loss, the $310 loss on cash flow hedges was reclassified into cost of goods sold, and the $434 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statement of income for the nine months ended April 30, 2018.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and nine months ended April 30, 2019 and 2018:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Income tax expense related to items of other comprehensive loss:
Cash flow hedges	$38	$(262)	$—	$(379)
Pension and other post-retirement benefits	—	—	—	(178)
Other income tax adjustments and currency translation	(386)	(718)	(610)	(81)
Income tax expense related to items of other comprehensive loss	$(348)	$(980)	$(610)	$(638)
NOTE G — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Numerator:
Income (Numerator for basic and diluted Class A Nonvoting Common Share)	$34,781	$26,000	$94,645	$56,109
Less:
Preferential dividends	—	—	(815)	(799)
Preferential dividends on dilutive stock options	—	—	(13)	(16)
Numerator for basic and diluted income per Class B Voting Common Share	$34,781	$26,000	$93,817	$55,294
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	52,766	51,747	52,499	51,628
Plus: Effect of dilutive stock options and restricted stock units	714	982	716	982
Denominator for diluted income per share for both Class A and Class B	53,480	52,729	53,215	52,610
Net Income per Class A Nonvoting Common Share:
Basic	$0.66	$0.50	$1.80	$1.09
Diluted	$0.65	$0.49	$1.78	$1.07
Net Income per Class B Voting Common Share:
Basic	$0.66	$0.50	$1.79	$1.07
Diluted	$0.65	$0.49	$1.76	$1.05
Options to purchase 269,606 and 675,329 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2019 and 2018, respectively, and 407,477 and 705,843 shares for the nine months ended April 30, 2019 and 2018, respectively, were not included in the computation of diluted net income per share because the option exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.

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

Net sales by segment and geographic region for the three and nine months ended April 30, 2019 and 2018 is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Net sales:
ID Solutions
Americas	$143,557	$139,061	$427,671	$412,271
Europe	48,984	51,248	145,094	147,623
Asia	21,438	21,845	68,518	68,397
Total	$213,979	$212,154	$641,283	$628,291
Workplace Safety
Americas	$25,778	$28,790	$74,861	$81,747
Europe	38,372	44,846	113,816	129,887
Australia	11,616	12,631	35,407	36,427
Total	$75,766	$86,267	$224,084	$248,061
Total Company
Americas	$169,335	$167,851	$502,532	$494,018
Europe	87,356	96,094	258,910	277,510
Asia-Pacific	33,054	34,476	103,925	104,824
Total	$289,745	$298,421	$865,367	$876,352
Segment profit for the three and nine months ended April 30, 2019 and 2018 is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Segment profit:
ID Solutions	$39,892	$36,970	$119,311	$106,896
Workplace Safety	6,099	7,537	16,301	21,037
Total Company	$45,991	$44,507	$135,612	$127,933
The following is a reconciliation of segment profit to income before income taxes for the three and nine months ended April 30, 2019 and 2018:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Total profit from reportable segments	$45,991	$44,507	$135,612	$127,933
Unallocated amounts:
Administrative costs	(6,370)	(6,798)	(19,339)	(20,017)
Investment and other income	2,065	31	3,425	1,303
Interest expense	(708)	(761)	(2,137)	(2,453)
Income before income taxes	$40,978	$36,979	$117,561	$106,766

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
The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2019 and July 31, 2018, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Fair Values	Balance Sheet Classifications
April 30, 2019
Trading securities	$15,890	$—	$15,890	Other assets
Foreign exchange contracts	—	532	532	Prepaid expenses and other current assets
Total Assets	$15,890	$532	$16,422
Foreign exchange contracts	$—	$10	$10	Other current liabilities
Total Liabilities	$—	$10	$10
July 31, 2018
Trading securities	$14,383	$—	$14,383	Other assets
Foreign exchange contracts	—	1,077	1,077	Prepaid expenses and other current assets
Total Assets	$14,383	$1,077	$15,460
Foreign exchange contracts	$—	$3	$3	Other current liabilities
Total Liabilities	$—	$3	$3
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
There have been no transfers of assets or liabilities between the fair value hierarchy levels outlined above during the nine months ended April 30, 2019. In addition, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition during the nine months ended April 30, 2019.
The Company’s financial instruments, other than those presented in the disclosures above, include cash and cash equivalents, accounts receivable, accounts payable, and other liabilities. The fair values of these financial instruments approximated carrying values because of their short-term nature.
The estimated fair value of the Company’s short-term and long-term debt obligations based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities was $52,092 and $55,707 at April 30, 2019 and July 31, 2018, respectively, as compared to the carrying value of $50,303 and $52,618 at April 30, 2019 and July 31, 2018, respectively.

NOTE J — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts. As of April 30, 2019 and July 31, 2018, the notional amount of outstanding forward exchange contracts was $10,231 and $32,667, respectively.
The Company hedges a portion of known exposures using forward exchange contracts. Main exposures are related to transactions denominated in the Euro, Canadian dollar, and Mexican peso. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
Hedge effectiveness is determined by how closely the changes in fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current income.
Cash Flow Hedges
The Company has designated a portion of its foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects earnings. As of April 30, 2019 and 2018, unrealized gains of $815 and $65 have been included in OCI, respectively. Balances are reclassified from OCI to income when the hedged transactions impact income. For the three months ended April 30, 2019 and 2018, the Company reclassified gains of $292 and losses of $264 from OCI into income, respectively. For the nine months ended April 30, 2019 and 2018, the Company reclassified gains of $579 and losses of $446 from OCI into income, respectively. At April 30, 2019, the U.S. dollar equivalent of these outstanding forward foreign exchange contracts totaled $6,823, including contracts to sell Euros and contracts to buy Mexican pesos.
Net Investment Hedges
The Company has designated €45 million of Euro-denominated senior unsecured notes as net investment hedges to hedge portions of the Company's net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices.
Non-Designated Hedges
The Company recognized losses of $6 and $49 for the three and nine months ended April 30, 2019, respectively, and gains of $9 and $29 for the three and nine months ended April 30, 2018, respectively, in “Investment and other income” on the condensed consolidated statements of income related to non-designated hedges.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	Asset Derivatives				Liability Derivatives
	April 30, 2019		July 31, 2018		April 30, 2019		July 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash flow hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$528	Prepaid expenses and other current assets	$1,076	Other current liabilities	$—	Other current liabilities	$—
Net investment hedges
Foreign currency denominated debt	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	—	Long term obligations	50,332	Long term obligations	52,668
Total derivatives designated as hedging instruments		$528		$1,076		$50,332		$52,668
Derivatives not designated as hedging instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$4	Prepaid expenses and other current assets	$1	Other current liabilities	$10	Other current liabilities	$3
Total derivatives not designated as hedging instruments		$4		$1		$10		$3

NOTE K – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381
Net income	—	—	34,781	—	—	34,781
Other comprehensive loss, net of tax	—	—	—	—	(7,881)	(7,881)
Issuance of shares of Class A Common Stock under stock plan	—	(1,433)	—	4,415	—	2,982
Stock-based compensation expense	—	2,506	—	—	—	2,506
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,473)	—	—	(10,473)
Class B — $0.21 per share	—	—	(752)	—	—	(752)
Balances at April 30, 2019	$548	$330,051	$612,474	$(50,083)	$(68,446)	$824,544

The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net income	—	—	94,645	—	—	94,645
Other comprehensive loss, net of tax	—	—	—	—	(12,045)	(12,045)
Issuance of shares of Class A Common Stock under stock plan	—	(6,100)	—	24,219	—	18,119
Tax benefit and withholdings from deferred compensation distributions	—	209	—	—	—	209
Stock-based compensation expense	—	10,311	—	—	—	10,311
Purchase of shares of Class A Common Stock	—	—	—	(3,182)	—	(3,182)
Cumulative adjustment for ASU 2014-09, net of tax (Note B)	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock
Class A — $0.64 per share	—	—	(31,291)	—	—	(31,291)
Class B — $0.62 per share	—	—	(2,197)	—	—	(2,197)
Balances at April 30, 2019	$548	$330,051	$612,474	$(50,083)	$(68,446)	$824,544

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2018	$548	$325,733	$515,872	$(75,090)	$(35,090)	$731,973
Net income	—	—	26,000	—	—	26,000
Other comprehensive loss, net of tax	—	—	—	—	(13,056)	(13,056)
Issuance of shares of Class A Common Stock under stock plan	—	(16)	—	77	—	61
Stock-based compensation expense	—	1,684	—	—	—	1,684
Purchase of shares of Class A Common Stock	—	—	—	(1,278)	—	(1,278)
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,003)	—	—	(10,003)
Class B — $0.21 per share	—	—	(734)	—	—	(734)
Balances at April 30, 2018	$548	$327,401	$531,135	$(76,291)	$(48,146)	$734,647

The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)	$700,140
Net income	—	—	56,109	—	—	56,109
Other comprehensive loss, net of tax	—	—	—	—	(3,464)	(3,464)
Issuance of shares of Class A Common Stock under stock plan	—	(3,001)	—	10,879	—	7,878
Tax benefit and withholdings from deferred compensation distributions	—	213	—	(422)	—	(209)
Stock-based compensation expense	—	7,581	—	—	—	7,581
Purchase of shares of Class A Common Stock	—	—	—	(1,278)	—	(1,278)
Cash dividends on Common Stock
Class A — $0.62 per share	—	—	(29,970)	—	—	(29,970)
Class B — $0.60 per share	—	—	(2,140)	—	—	(2,140)
Balances at January 31, 2018	$548	$327,401	$531,135	$(76,291)	$(48,146)	$734,647
NOTE L — Income Taxes
The effective income tax rates for the three and nine months ended April 30, 2019, were 15.1% and 19.5%, respectively. The Company expects its ongoing annual effective income tax rate to be in the mid-20 percent range based on its current global business mix. The effective income tax rates for the three and nine months ended April 30, 2019, were lower than the expected income tax rate due to the reversal of certain reserves for uncertain tax positions due to the favorable settlement of such foreign and domestic tax matters, partially offset by an increase in the valuation allowance against foreign tax credit carryforwards.

The effective income tax rates for the three and nine months ended April 30, 2018, were 29.7% and 47.4%, respectively. The income tax rates were significantly impacted by the recognition of additional tax expense of $21,060 primarily due to the enactment of the Tax Cuts and Jobs Act (the "Tax Reform Act") passed in December 2017.

NOTE M — Subsequent Events
On May 21, 2019, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2125 per share payable on July 31, 2019, to shareholders of record at the close of business on July 10, 2019.

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

•	Expanding and enhancing our digital presence.

•	Growing through focused sales and marketing actions in selected vertical markets and strategic accounts.

•	Enhancing our global employee development process to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and nine months ended April 30, 2019 and 2018, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2019	% Sales	2018	% Sales	2019	% Sales	2018	% Sales
Net sales	$289,745		$298,421		$865,367		$876,352
Gross margin	145,749	50.3%	151,082	50.6%	432,098	49.9%	440,839	50.3%
Operating expenses:
Research and development	11,437	3.9%	11,678	3.9%	33,837	3.9%	33,512	3.8%
Selling, general and administrative	94,691	32.7%	101,695	34.1%	281,988	32.6%	299,411	34.2%
Total operating expenses	106,128	36.6%	113,373	38.0%	315,825	36.5%	332,923	38.0%
Operating income	$39,621	13.7%	$37,709	12.6%	$116,273	13.4%	$107,916	12.3%

References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and divestitures. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in the Company's businesses and facilitating comparisons of sales performance with prior periods. All analytical commentary within the Results of Operations section regarding the change in sales when compared to prior periods are in reference to organic sales.

Sales for the three months ended April 30, 2019, decreased 2.9% to $289.7 million, compared to $298.4 million in the same period of the prior year, which consisted of organic sales growth of 2.4%, that was more than offset by a decrease from foreign currency translation of 3.8% and a divestiture impact of 1.5%. Organic sales grew 4.0% in the IDS segment and declined 1.6% in the WPS segment during the three months ended April 30, 2019, compared to the same period in the prior year. The IDS segment realized sales growth in the Safety and Facility ID, Product ID, and Wire ID product lines, partially offset by a slight decline in the Healthcare ID product line compared to the prior year. The WPS segment realized a slight decline in sales through the digital channel due to the performance of the business in the Americas. Digital sales increased in both Europe and Australia compared to the same period in the prior year. Sales through the catalog channel continued the trend of a low-single digit decline compared to the same period in the prior year.

Sales for the nine months ended April 30, 2019, decreased 1.3% to $865.4 million, compared to $876.4 million in the same period of the prior year, which consisted of organic sales growth of 3.1%, that was more than offset by a decrease from foreign currency translation of 2.8% and a divestiture impact of 1.6%. Organic sales grew 4.4% in the IDS segment and declined 0.2% in the WPS segment during the nine months ended April 30, 2019, compared to the same period in the prior year. The IDS segment realized sales growth in the Safety and Facility ID, Product ID, and Wire ID product lines, partially offset by a decline in the Healthcare ID product line compared to the prior year. The WPS segment realized growth in sales through the digital channel and a low-single digit decline in sales through the catalog channel when compared to the same period in the prior year.

Gross margin decreased 3.5% to $145.7 million for the three months ended April 30, 2019, and decreased 2.0% to $432.1 million for the nine months ended April 30, 2019, compared to $151.1 million and $440.8 million in the same periods of the prior year, respectively. As a percentage of net sales, gross margin decreased to 50.3% for the three months ended April 30, 2019, and 49.9% for the nine months ended April 30, 2019, from 50.6% and 50.3% in the same periods of the prior year, respectively. The decreases in gross margin as a percentage of net sales were primarily due to increased input costs such as freight and personnel costs which were partially mitigated by selected price increases and our ongoing efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities.

R&D expenses for the three months ended April 30, 2019, decreased 2.1% to $11.4 million, compared to $11.7 million in the same period of the prior year. The decrease in the three-month period was due to the timing of expenditures related to ongoing new product development projects. R&D expenses for the nine months ended April 30, 2019, remained essentially flat at $33.8 million, compared to $33.5 million in the same period of the prior year. The Company remains committed to investing in new product development in connection with our focus on increasing new product sales within our IDS and WPS businesses. Investments in new software and printer updates continue to be the primary focus of R&D expenditures.

Selling, general and administrative expenses ("SG&A") include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 6.9% to $94.7 million for the three months ended April 30, 2019, and 5.8% to $282.0 million for the nine months ended April 30, 2019, compared to $101.7 million and $299.4 million in the same periods of the prior year, respectively. As a percentage of net sales, SG&A decreased to 32.7% for the three months ended April 30, 2019, and 32.6% for the nine months ended April 30, 2019, from 34.1% and 34.2% in the same periods of the prior year, respectively. Approximately half of the decreases in both the three and nine-month periods were due to the impact of foreign currency translation, and the remainder of the decreases were due to ongoing efficiency activities throughout our SG&A functions and the impact of the sale of a business in the prior year.
Operating income increased 5.1% to $39.6 million for the three months ended April 30, 2019, and 7.7% to $116.3 million for the nine months ended April 30, 2019, compared to $37.7 million and $107.9 million in the same periods of the prior year, respectively. The increases in both the three and nine-month periods were primarily due to increased organic sales and segment profit within the IDS business along with reduced SG&A expenses.

OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2019	% Sales	2018	% Sales	2019	% Sales	2018	% Sales
Operating income	$39,621	13.7%	$37,709	12.6%	$116,273	13.4%	$107,916	12.3%
Other income (expense):
Investment and other income	2,065	0.7%	31	—%	3,425	0.4%	1,303	0.1%
Interest expense	(708)	(0.2)%	(761)	(0.3)%	(2,137)	(0.2)%	(2,453)	(0.3)%
Income before income tax	40,978	14.1%	36,979	12.4%	117,561	13.6%	106,766	12.2%
Income tax expense	6,197	2.1%	10,979	3.7%	22,916	2.6%	50,657	5.8%
Net income	$34,781	12.0%	$26,000	8.7%	$94,645	10.9%	$56,109	6.4%

Investment and other income was $2.1 million and $3.4 million for the three and nine months ended April 30, 2019, compared to $0.0 million and $1.3 million in the same periods of the prior year, respectively. The increases in both the three and nine-month periods were primarily due to an increase in interest income and an increase in the market value of securities held in deferred compensation plans when compared to the same periods in the prior year.

Interest expense decreased to $0.7 million from $0.8 million for the three months ended April 30, 2019, and decreased to $2.1 million from $2.5 million for the nine months ended April 30, 2019, compared to the same periods in the prior year. For both the three and nine-month periods, the decreases in interest expense were due to the Company's declining principal balances under its outstanding debt agreements.

The income tax rate was 15.1% for the three months ended April 30, 2019, compared to 29.7% for the same period in the prior year. The income tax rate was 19.5% for the nine months ended April 30, 2019, compared to 47.4% for the same period of the prior year. Refer to Note L - Income Taxes for additional details regarding income taxes.

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

The following is a summary of segment information for the three and nine months ended April 30, 2019, and 2018:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
SALES GROWTH INFORMATION
ID Solutions
Organic	4.0%	3.7%	4.4%	3.7%
Currency	(3.1)%	4.1%	(2.3)%	3.0%
Total	0.9%	7.8%	2.1%	6.7%
Workplace Safety
Organic	(1.6)%	1.7%	(0.2)%	(0.1)%
Currency	(5.3)%	7.4%	(3.7)%	5.7%
Divestitures	(5.3)%	—%	(5.8)%	—%
Total	(12.2)%	9.1%	(9.7)%	5.6%
Total Company
Organic	2.4%	3.2%	3.1%	2.7%
Currency	(3.8)%	5.0%	(2.8)%	3.6%
Divestitures	(1.5)%	—%	(1.6)%	—%
Total	(2.9)%	8.2%	(1.3)%	6.3%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	18.6%	17.4%	18.6%	17.0%
Workplace Safety	8.0%	8.7%	7.3%	8.5%
Total	15.9%	14.9%	15.7%	14.6%

ID Solutions

IDS sales increased 0.9% for the three months ended April 30, 2019, which consisted of organic sales growth of 4.0% and a decrease from foreign currency translation of 3.1%, compared to the same period in the prior year. IDS sales increased 2.1% for the nine months ended April 30, 2019, which consisted of organic sales growth of 4.4% and a decrease from foreign currency translation of 2.3%, compared to the same period in the prior year.

Organic sales in the Americas grew in the low-single and mid-single digits for the three and nine months ended April 30, 2019, respectively, compared to the same periods in the prior year. Organic sales growth in the IDS Americas region for the three and nine-month periods was driven by the Safety and Facility ID, Product ID, and Wire ID product lines, partially offset by a decline in the Healthcare ID product line. Organic sales grew in the mid-single digits in the United States for both periods and grew in the low-single and mid-single digits in the rest of the Americas for the three and nine-month periods, respectively. Increased printer and consumables sales throughout the region was a primary driver of the organic sales growth.

Organic sales in Europe grew in the mid-single digits for both the three and nine months ended April 30, 2019, compared to the same periods in the prior year. The IDS Europe region realized organic sales growth in the Safety and Facility ID and Product ID product lines for both the three and nine months ended April 30, 2019, compared to the same periods in the prior year. Organic sales growth was led by Western Europe for the three-month period, while both Western Europe and emerging geographies grew organic sales for the nine-month period. Increased printer consumables and lockout/tagout device sales throughout the region were primary drivers of the organic sales growth.

Organic sales in Asia grew in the low-single digits for both the three and nine months ended April 30, 2019, compared to the same periods in the prior year. The IDS Asia region realized organic sales growth in the Product ID, Safety and Facility ID, and Wire ID product lines for both the three and nine months ended April 30, 2019, compared to the same periods in the prior year. Organic sales grew in the low-single digits within China for both the three and nine-month periods and grew in the low-single and mid-single digits in the rest of Asia for the three and nine-month periods, respectively. Increased printer and consumable sales throughout the region was a primary driver of the organic sales growth.

Segment profit increased to $39.9 million and $119.3 million for the three and nine months ended April 30, 2019, respectively, compared to $37.0 million and $106.9 million for the same periods in the prior year. As a percentage of net sales, segment profit increased to 18.6% for both the three and nine months ended April 30, 2019, from 17.4% and 17.0% for the same periods in the prior year. The increases in segment profit for both the three and nine-month periods were driven by organic sales growth and efficiency gains throughout SG&A.
Workplace Safety
WPS sales decreased 12.2% for the three months ended April 30, 2019, which consisted of an organic sales decline of 1.6%, a decrease from foreign currency translation of 5.3%, and a decrease from a divestiture of 5.3%, compared to the same period in the prior year. Sales through the digital channel decreased slightly due to the performance of the Americas business, while sales through the catalog channel decreased in the low-single digits for the three-month period. WPS sales decreased 9.7% for the nine months ended April 30, 2019, which consisted of an organic sales declined of 0.2%, a decrease from foreign currency translation of 3.7%, and a decrease from a divestiture of 5.8%, compared to the same period in the prior year. Sales through the digital channel grew in the low-single digits while sales through the catalog channel declined in the low-single digits for the nine-month period.
The WPS business in Europe realized low-single digit organic sales growth for both the three and nine months ended April 30, 2019, compared to the same periods in the prior year. The organic sales growth for both the three and nine-month periods was driven primarily by businesses based in France, Belgium, and Germany due to improvements in website functionality, growth in new customers, and key account management. WPS Europe experienced nearly 15% growth in digital channel sales, while catalog sales remained essentially flat during the three and nine months ended April 30, 2019, compared to the same periods in the prior year.
Organic sales in the Americas decreased approximately 10% for the three months ended April 30, 2019 and decreased in the high-single digits for the nine months ended April 30, 2019, compared to the same periods in the prior year. WPS Americas continued to experience the negative impact from the digital platform implemented in the prior year and realized a decline in sales for both the three and nine-month periods. The business transitioned to a new digital platform toward the end of the three months ended January 31, 2019 to address this decline. The functionality of the new digital platform is improved compared to the former digital platform, however, sales have not yet returned to the level experienced prior to the initial platform change from last year. Catalog channel sales declined in the mid-single digits for both the three and nine-month periods due to lower response rates to catalog promotions.

Organic sales in Australia grew in the low-single and mid-single digits for the three and nine months ended April 30, 2019, respectively, compared to the same periods in the prior year. The organic sales growth for the nine-month period was driven by both the digital sales and catalog channels. Digital sales primarily drove the growth for the three-month period. The Australian business is growing its customer base, and its diversified product offering continues to expand into additional target markets such as commercial and industrial construction.

Segment profit decreased to $6.1 million from $7.5 million for the three months ended April 30, 2019, and to $16.3 million from $21.0 million for the nine months ended April 30, 2019, compared to the same periods in the prior year. As a percentage of sales, segment profit decreased to 8.0% from 8.7% for the three months ended April 30, 2019, and to 7.3% from 8.5% for the nine months ended April 30, 2019, compared to the same periods in the prior year. The decreases in segment profit were due to the decrease in sales volumes in the North American business, as well as the divestiture of a business in the prior period and foreign currency translation.
Financial Condition

Cash and cash equivalents increased $57.0 million and decreased $3.0 million during the nine months ended April 30, 2019 and 2018, respectively. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$96,902	$89,222
Investing activities	(19,338)	(14,952)
Financing activities	(18,271)	(77,294)
Effect of exchange rate changes on cash	(2,288)	(17)
Net increase (decrease) in cash and cash equivalents	$57,005	$(3,041)

Net cash provided by operating activities was $96.9 million for the nine months ended April 30, 2019, compared to $89.2 million in the same period of the prior year. The change was driven by an increase in net income adjusted for non-cash items, which was partially offset by an increase in cash used for working capital in support of growth when compared to the same period in the prior year.

Net cash used in investing activities was $19.3 million for the nine months ended April 30, 2019, compared to $15.0 million in the same period of the prior year. The increase in cash used in investing activities was driven by an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades.

Net cash used in financing activities was $18.3 million during the nine months ended April 30, 2019, compared to $77.3 million in the same period of the prior year. The change was primarily due to a decrease of $51.6 million in net credit facility repayments and an increase of $10.3 million in proceeds from stock option exercises when compared to the same period in the prior year.

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
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300 million multi-currency revolving loan agreement with a group of six banks. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $300 million to $450 million. As of April 30, 2019, there were no borrowings outstanding on the credit facility, and the maximum outstanding balance during the nine months ended April 30, 2019, was $3.4 million. The Company also had letters of credit outstanding under the loan agreement of $3.3 million as of April 30, 2019, and there was $296.7 million available for future borrowing, which can be increased to $446.7 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of September 25, 2020. As such, the borrowing is included in "Long-term obligations" on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2019, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 69.4 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2019, approximately 54% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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

Forward-Looking Statements
In this quarterly report on Form 10-Q, statements that are not reported financial results or other historic information are “forward-looking statements.” These forward-looking statements relate to, among other things, the Company's future financial position, business strategy, targets, projected sales, costs, income, capital expenditures, debt levels and cash flows, and plans and objectives of management for future operations.
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
SIGNATURES

BRADY CORPORATION

Date: May 23, 2019	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2019	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)