Form 10-K
period 2019-07-31
BRADY CORP
filed 2019-09-06
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 1-14959
BRADY CORPORATION
(Exact name of registrant as specified in charter)

Wisconsin	39-0178960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
6555 West Good Hope Road, Milwaukee, WI	53223
(Address of principal executive offices)	(Zip Code)
(414) 358-6600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Nonvoting Common Stock, Par Value $.01 per share	BRC	New York Stock Exchange
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2019, was approximately $2,066,417,510 based on the closing sale price of $44.71 per share on that date as reported for the New York Stock Exchange. As of September 3, 2019, there were 49,459,620 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The Company’s primary objective is to build upon its market position and increase shareholder value by enabling a highly competent and experienced organization to focus on the following key competencies:

•	Operational excellence — Continuous productivity improvement, automation, and product customization capabilities.

•	Customer service — Understanding customer needs and providing a high level of customer service.

•	Innovation advantage — Technologically-advanced, internally-developed proprietary products that drive revenue growth and sustain gross profit margins.

•	Global leadership position in niche markets.

•	Digital capabilities.

•	Compliance expertise.
The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and increasing investment in research and development ("R&D") to develop new products. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, customization expertise, and improving our digital capabilities.

The following were key initiatives supporting the strategy in fiscal 2019:

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
The IDS segment includes high-performance and innovative industrial and healthcare identification products manufactured under multiple brands, including the Brady brand. Industrial identification products are sold through distribution to a broad range of maintenance, repair, and operations ("MRO") and original equipment manufacturing ("OEM") customers and through other channels, including direct sales, catalog marketing, and digital. Healthcare identification products are sold direct and through distribution via group purchasing organizations ("GPO").
The WPS segment includes workplace safety and compliance products sold under multiple brand names primarily through catalog and digital channels to a broad range of MRO customers. Approximately half of the WPS business is derived from internally manufactured products and half is from externally sourced products.

Below is a summary of sales by reportable segment for the fiscal years ended July 31:

	2019	2018	2017
IDS	74.4%	72.1%	71.9%
WPS	25.6%	27.9%	28.1%
Total	100.0%	100.0%	100.0%

ID Solutions
Within the ID Solutions segment, the primary product categories include:

•
Facility identification and protection, which includes safety signs, floor-marking tape, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for safety compliance auditing, procedure writing and training.

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
This segment manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business on several factors, including customer support, product innovation, product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest adhesive and electrical product companies offering competing products as part of their overall product lines.
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

The Workplace Safety segment manufactures a broad range of stock and custom identification products, and also sells a broad range of related resale products. Historically, both the Company and many of our competitors focused their businesses on catalog marketing, often with varying product niches. Many of our competitors extensively utilize e-commerce to promote the sale of their products. A consequence of e-commerce is price transparency, as prices on non-proprietary products can be easily compared. Therefore, to compete effectively, we continue to build out our e-commerce capabilities and focus on developing unique or customized solutions, enhancing customer experience, and providing compliance expertise as these are critical to retain existing customers and convert new customers. Workplace Safety primarily sells to businesses and serves many industries, including manufacturers, process industries, government, education, construction, and utilities.
Research and Development
The Company focuses its R&D efforts on pressure sensitive materials, printing systems, software, and the development of other workplace safety related products. Although there is an increasing amount of R&D that supports the WPS segment, the majority of R&D spend supports the IDS segment. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. Systems design integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications. In addition, the R&D team supports production and marketing efforts by providing application and technical expertise.
The Company owns patents and tradenames relating to certain products in the United States and internationally. Although the Company believes patents are a significant driver in maintaining its position for certain products, technology in the areas covered by many of the patents continues to evolve and may limit the value of such patents. The Company's business is not dependent on any single patent or group of patents. Patents applicable to specific products extend for up to 20 years according to the date of patent application filing or patent grant, depending upon the legal term of patents in the various countries where patent protection is obtained. The Company's tradenames are valid ten years from the date of registration, and are typically renewed on an ongoing basis.
The Company spent $45.2 million, $45.3 million, and $39.6 million on its R&D activities during the fiscal years ended July 31, 2019, 2018, and 2017, respectively. The marginal decrease in R&D spending in fiscal 2019 compared to the prior year was due to the timing of expenditures related to ongoing new product developments within the IDS and WPS segments. As of July 31, 2019, 249 individuals were engaged in R&D activities for the Company, which is essentially flat from 248 as of July 31, 2018.
Operations
The materials used in the products manufactured consist of a variety of plastic and synthetic films, paper, metal and metal foil, cloth, fiberglass, inks, dyes, adhesives, pigments, natural and synthetic rubber, organic chemicals, polymers, and solvents for consumable identification products in addition to electronic components, molded parts and sub-assemblies for printing systems. The Company operates coating facilities manufacturing bulk rolls of label stock for internal and external customers. In addition, the Company purchases finished products for resale.
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

Environment
Compliance with federal, state and local environmental protection laws during fiscal 2019 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2019, the Company employed approximately 6,100 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
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
Development of technologically advanced new products is targeted as a driver of our organic growth and profitability. Technology is changing rapidly and our competitors are innovating quickly. If we do not keep pace with developing technologically advanced products, we risk product commoditization, deterioration of the value of our brand, and reduced ability to effectively compete. We must continue to develop innovative products, as well as acquire and retain the necessary intellectual property rights in these products. If we fail to innovate, or we launch products with quality problems, or if customers do not accept our products, then our business and financial results could be adversely affected.

Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, to protect our confidential information, or to facilitate our digital strategy, could adversely affect our business and financial results.
Our business systems collect, maintain, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We engage third-party service providers to assist with certain of our website and digital platform upgrades, which may result in a decline in sales when initially deployed, which could have an adverse effect on our business and financial results.
We and our service providers may not have the resources or technical sophistication to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or to sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. Although we maintain privacy, data breach and network security liability insurance, we cannot be certain that our coverage will be adequate or will cover liabilities actually incurred, or that insurance will continue to be available to us on economically reasonable terms, or at all. Any compromise or breach of our security measures, or those of our third-party service providers, could adversely impact our ability to conduct business, violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business and financial results.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:

•	Economic conditions of major markets served.

•	Consolidation in the marketplace allowing competitors to be more efficient and more price competitive.

•	Competitors entering the marketplace.

•	Decreasing product life cycles.

•	Changes in customer preferences.

•	Ability to achieve operational excellence.
If any of these factors occur, the demand for our products could suffer, and this could adversely impact our business and financial results.
Raw material and other cost increases could adversely affect our business and financial results.
We manufacture certain parts and components of our products and therefore require raw materials from suppliers, which could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated in the past and significant increases could adversely affect our profit margins and results of operations. Changes in trade policies, the imposition of duties and tariffs and potential retaliatory countermeasures could adversely impact the price or availability of raw materials. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and component part costs to its customers in the form of price increases or its ability to do so could be delayed, which could adversely impact our business and financial results.
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

•
Imposition of new, or change in existing, duties, tariffs and trade agreements, which could have a direct or indirect impact on our ability to manufacture products, on our customers' demand for our products, or on our suppliers' ability to deliver raw materials.

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
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. When we decide to sell a business or specific assets, we may be unable to do so on satisfactory terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale is typically subject to pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net income may be larger than projected, which could distract management, and disputes may arise with buyers. We have retained responsibility for and have agreed to indemnify buyers against certain contingent liabilities related to several businesses that we have sold. The resolution of these contingencies has not had a material adverse impact on our financial results, but we cannot be certain that this favorable pattern will continue.
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
We are a party to litigation that arises in the normal course of our business operations, including product liability and recall (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, employment and other litigation matters. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other damage. In addition, we face an inherent risk that our competitors will allege that aspects of our products infringe their intellectual property or that our intellectual property is invalid, such that we could be prevented from manufacturing and selling our products or prevented from stopping others from manufacturing and selling competing products. To date, we have not incurred material costs related to these types of claims. However, while we currently maintain insurance coverage for certain types of claims that we believe is adequate, we cannot be certain that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business, financial results and reputation as a result of potential adverse outcomes. The expenses associated with defending such claims and the diversion of our management’s resources and time may have an adverse effect on our business and financial results.
Financial/Ownership Risks
The global nature of our business exposes us to foreign currency fluctuations that could adversely affect our business and financial results.
Approximately 45% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial results. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects, which occurred during fiscal years 2017 and 2019. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
Changes in tax legislation or tax rates could adversely affect results of operations and financial statements. Additionally, audits by taxing authorities could result in tax payments for prior periods.
We are subject to income taxes in the U.S. and in many non-U.S. jurisdictions. As such, our income is subject to risk due to changing tax laws and tax rates around the world. Our tax filings are subject to audit by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in payments or assessments that differ from our reserves, our future net income may be adversely impacted.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act are broad and complex, and regulations have been issued to address implementation of the Tax Reform Act which may have an adverse impact on our business and financial results. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are evolving as a result of the Base Erosion and Profit Shifting reporting requirements recommended by the G7, G20 and Organization for Economic Cooperation and Development. As these and other tax laws and related regulations change, our financial results could be materially impacted.
We review the probability of the realization of our deferred tax assets quarterly based on forecasts of taxable income in both the U.S. and foreign jurisdictions. As part of this review, we utilize historical results, projected future operating results, eligible carry-forward periods, tax planning opportunities, and other relevant considerations. Changes in profitability and financial outlook in both the U.S. and/or foreign jurisdictions, or changes in our geographic footprint may require modifications in the valuation allowance for deferred tax assets. During the year ended July 31, 2018, we recorded a valuation allowance of $21.4 million against our foreign tax credit carryforwards primarily due to the passage of the Tax Reform Act, which changed our ability to utilize foreign tax credits in future periods. At any point in time, there are a number of tax proposals at various stages of legislation throughout the globe. While it is impossible for us to predict whether some or all of these proposals will be enacted, many will likely have an impact on our business and financial results.

Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $411.0 million and other intangible assets of $36.1 million as of July 31, 2019, which represents 38.6% of our total assets. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. These valuations include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce the income in such period.
Substantially all of our voting stock is controlled by two shareholders, while our public investors hold non-voting stock. The interests of the voting and non-voting shareholders could differ, potentially resulting in decisions that affect the value of the non-voting shares.
Substantially all of our voting stock is controlled by Elizabeth P. Bruno, one of our Directors, and William H. Brady III, both of whom are descendants of the Company's founder. All of our publicly traded shares are non-voting. Therefore, the voting shareholders have control in most matters requiring approval or acquiescence by shareholders, including the composition of our Board of Directors and many corporate actions, and their interests may not align with those of the non-voting shareholders. Such concentration of ownership may discourage a potential acquirer from making a purchase offer that our public shareholders may find favorable and it may adversely affect the trading price for our non-voting common stock because investors may perceive disadvantages in owning stock in companies whose voting stock is controlled by a limited number of shareholders. Additionally, certain mutual funds and index sponsors have implemented rules restricting ownership, or excluding from indices, companies with non-voting publicly traded shares.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 39 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:
IDS: Thirty manufacturing and distribution facilities are used for our IDS business. Six are located in China; five in the United States; four in Belgium; three each in Mexico and the United Kingdom; two in Brazil; and one each in Canada, India, Japan, Malaysia, Netherlands, Singapore, and South Africa.
WPS: Nine manufacturing and distribution facilities are used for our WPS business. Three are located in France; two are located in Australia; and one each in Germany, Norway, the United Kingdom, and the United States.
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
As of August 31, 2019, there were approximately 1,100 Class A Common Stock shareholders of record and approximately 9,000 beneficial shareholders. There are three Class B Common Stock shareholders.

(c)	Dividends
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
During the two most recent fiscal years and for the first quarter of fiscal 2020, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2020	2019				2018
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.2175	$0.2125	$0.2125	$0.2125	$0.2125	$0.2075	$0.2075	$0.2075	$0.2075
Class B	0.20085	0.19585	0.2125	0.2125	0.2125	0.19085	0.2075	0.2075	0.2075

(d)	Issuer Purchases of Equity Securities
The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. The Company did not repurchase any shares during the three months ended July 31, 2019. As of July 31, 2019, there were 1,879,218 shares authorized to purchase in connection with this share repurchase program.

(e)	Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2014, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s ("S&P") 500 Index, the S&P SmallCap 600 Index, and the Russell 2000 Index.

Comparison of 5 Year Cumulative Total Return*
Among Brady Corporation, the S&P 500 Index,
the S&P SmallCap 600 Index, and the Russell 2000 Index

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2019
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2014
2015
2016
2017
2018
2019
Brady Corporation
S&P 500 Index - Total Return
S&P Smallcap 600 Index
Russell 2000 Index

* $100 invested on July 31, 2014 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2014	2015	2016	2017	2018	2019
Brady Corporation	$100.00	$92.89	$131.35	$138.92	$163.60	$225.38
S&P 500 Index	100.00	111.21	117.3	136.12	158.22	170.86
S&P SmallCap 600 Index	100.00	111.97	118.53	139.46	171.69	160.11
Russell 2000 Index	100.00	112.03	111.96	132.62	157.46	150.50

Copyright (C) 2019, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. Selected Financial Data

CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2015 through 2019

	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Operating data(1)
Net sales	$1,160,645	$1,173,851	$1,113,316	$1,120,625	$1,171,731
Gross margin	578,678	588,291	558,292	558,773	558,432
Operating expenses:
Research and development	45,168	45,253	39,624	35,799	36,734
Selling, general and administrative(2)	371,082	390,342	387,653	405,096	422,704
Restructuring charges(3)	—	—	—	—	16,821
Impairment charges(4)	—	—	—	—	46,867
Total operating expenses	416,250	435,595	427,277	440,895	523,126
Operating income	162,428	152,696	131,015	117,878	35,306
Other income (expense):
Investment and other income (expense)	5,046	2,487	1,121	(709)	845
Interest expense	(2,830)	(3,168)	(5,504)	(7,824)	(11,156)
Net other income (expense)	2,216	(681)	(4,383)	(8,533)	(10,311)
Income from continuing operations before income taxes	164,644	152,015	126,632	109,345	24,995
Income tax expense(5)	33,386	60,955	30,987	29,235	20,093
Income from continuing operations	$131,258	$91,060	$95,645	$80,110	$4,902
Loss from discontinued operations, net of income taxes(6)	—	—	—	—	(1,915)
Net income	$131,258	$91,060	$95,645	$80,110	$2,987
Income from continuing operations per Common Share— (Diluted):
Class A nonvoting	$2.46	$1.73	$1.84	$1.58	$0.10
Class B voting	$2.45	$1.72	$1.83	$1.56	$0.08
Loss from discontinued operations per Common Share - (Diluted):
Class A nonvoting	$—	$—	$—	$—	$(0.04)
Class B voting	$—	$—	$—	$—	$(0.04)
Cash Dividends on:
Class A common stock	$0.85	$0.83	$0.82	$0.81	$0.80
Class B common stock	$0.83	$0.81	$0.80	$0.79	$0.78
Balance Sheet at July 31:
Total assets	$1,157,308	$1,056,931	$1,050,223	$1,043,964	$1,062,897
Long-term obligations, less current maturities	—	52,618	104,536	211,982	200,774
Stockholders’ equity	850,774	752,112	700,140	603,598	587,688
Cash Flow Data:
Net cash provided by operating activities	$162,211	$143,042	$144,032	$138,976	$93,348
Net cash used in investing activities	(34,463)	(2,905)	(15,253)	(15,416)	(14,365)
Net cash used in financing activities	(27,628)	(90,680)	(136,241)	(99,576)	(32,152)
Depreciation and amortization	23,799	25,442	27,303	32,432	39,458
Capital expenditures	(32,825)	(21,777)	(15,167)	(17,140)	(26,673)

(1)
Operating data has been impacted by the reclassification of the Die-Cut businesses into discontinued operations in fiscal 2015. The Company has elected to not separately disclose the cash flows related to discontinued operations.

(2)
During fiscal 2018, the Company recognized a gain of $4.7 million on the sale of its Runelandhs Försäljnings AB business which was recorded as a reduction of selling, general and administrative expense.

(3)
Fiscal 2015 includes restructuring charges from a Company approved plan to consolidate facilities in the Americas, Europe, and Asia in order to enhance customer service, improve efficiency of operations, and reduce operating expenses executed in a prior year.

(4)	The Company recognized impairment charges of $46.9 million during the fiscal year ended July 31, 2015. The impairment charge primarily related to the WPS Americas and WPS APAC reporting units.

(5)
Fiscal 2018 was significantly impacted by the Tax Reform Act which resulted in total incremental tax expense of $21.1 million, which consisted of $1.0 million related to the recording of a deferred tax liability for future withholdings and income taxes on the distribution of foreign income, an income tax charge of $3.3 million related to the deemed repatriation of the historical income of foreign subsidiaries, and the impact of the Tax Reform Act on the revaluation of deferred tax assets and liabilities as well as the impact on the Company's fiscal 2018 income from the reduced tax rate was an additional income tax expense of $16.8 million. Fiscal 2015 was significantly impacted by the impairment charges of $46.9 million, of which $39.8 million was non-deductible for income tax purposes.

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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve the efficiency of our global operations, deliver a high level of customer service, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and increasing investments in R&D. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, customization expertise, and improving our digital capabilities.
Results of Operations
A comparison of results of operating income for the fiscal years ended July 31, 2019, 2018, and 2017 is as follows:

(Dollars in thousands)	2019	% Sales	2018	% Sales	2017	% Sales
Net sales	$1,160,645		$1,173,851		$1,113,316
Gross margin	578,678	49.9%	588,291	50.1%	558,292	50.1%
Operating expenses:
Research and development	45,168	3.9%	45,253	3.9%	39,624	3.6%
Selling, general and administrative	371,082	32.0%	390,342	33.3%	387,653	34.8%
Total operating expenses	416,250	35.9%	435,595	37.1%	427,277	38.4%
Operating income	$162,428	14.0%	$152,696	13.0%	$131,015	11.8%
A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on September 13, 2018, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.bradycorp.com. References in this Form 10-K to “organic sales” refer to net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and divestitures. The Company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods. All analytical commentary within the Results of Operations section regarding the change in sales when compared to prior periods are in reference to organic sales unless otherwise noted.
Net sales decreased 1.1% to $1,160.6 million in fiscal 2019, compared to $1,173.9 million in fiscal 2018, which consisted of organic sales growth of 2.8%, offset by a decrease from foreign currency translation of 2.6% and a decrease from a divestiture of a business in the prior year of 1.3%. Organic sales grew 4.1% in the IDS segment and declined 0.7% in the WPS segment. The IDS segment realized sales growth in the Product ID, Wire ID, Safety and Facility ID, and Healthcare ID product lines. WPS segment digital sales were approximately flat while sales through the catalog channel declined in the low-single digits.
Gross margin decreased 1.6% to $578.7 million in fiscal 2019, compared to $588.3 million in fiscal 2018. As a percentage of net sales, gross margin decreased to 49.9% in fiscal 2019, compared to 50.1% in fiscal 2018. The decrease in gross margin as a percentage of net sales was primarily due to increased input costs such as freight and personnel costs which were partially mitigated by selected price increases and our ongoing efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities.
R&D expenses decreased slightly to $45.2 million in fiscal 2019, compared to $45.3 million in fiscal 2018. The decrease in R&D spending in fiscal 2019 compared to the prior year was primarily due to the timing of expenditures related to ongoing new product development projects. The Company remains committed to investing in new product development in connection with our focus on increasing new product sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.
Selling, general and administrative ("SG&A") expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 4.9% to $371.1 million in fiscal 2019 compared to $390.3 million in fiscal 2018. Additionally, SG&A expenses in fiscal 2018 include a gain of $4.7 million on the sale of Runelandhs. SG&A expense as a percentage of net sales was 32.0% in fiscal 2019 compared to 33.3% in fiscal 2018. The decrease in both SG&A expenses and SG&A expenses as a percentage of net sales from the prior year was due to the Company's ongoing efficiency gains and continued efforts to reduce selling, general and administrative costs and the impact of foreign currency translation.
OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2019	% Sales	2018	% Sales	2017	% Sales
Operating income	$162,428	14.0%	$152,696	13.0%	$131,015	11.8%
Other income and (expense):
Investment and other income	5,046	0.4%	2,487	0.2%	1,121	0.1%
Interest expense	(2,830)	(0.2)%	(3,168)	(0.3)%	(5,504)	(0.5)%
Income before income taxes	164,644	14.2%	152,015	13.0%	126,632	11.4%
Income tax expense	33,386	2.9%	60,955	5.2%	30,987	2.8%
Net income	$131,258	11.3%	$91,060	7.8%	$95,645	8.6%

Investment and Other Income
Investment and other income was $5.0 million in fiscal 2019 compared to $2.5 million in fiscal 2018. The increase in investment and other income in 2019 was primarily due to an increase in interest income due to the Company's increase in cash and cash equivalents during fiscal 2019 and an increase in the market value of securities held in deferred compensation plans.
Interest Expense
Interest expense decreased to $2.8 million in fiscal 2019 compared to $3.2 million in fiscal 2018. The decrease in interest expense in 2019 compared to 2018 was due to the Company's declining principal balance under its outstanding debt agreements.
Income Tax Expense
The Company's effective income tax rate was 20.3% in fiscal 2019. The effective income tax rate was below the applicable U.S. statutory tax rate of 21.0% primarily due to adjustments to the reserve for uncertain tax positions and R&D tax credits, partially offset by non-deductible executive compensation and the tax rate differential on foreign income.

The Company's effective income tax rate was 40.1% in fiscal 2018. The effective income tax rate was significantly impacted by the U.S. Tax Reform Act enacted in fiscal 2018, which resulted in total incremental tax expense of $21.1 million during fiscal 2018. This incremental tax expense consisted of $1.0 million related to the recording of a deferred tax liability for future withholdings and income taxes on the distribution of foreign income, an income tax charge of $3.3 million related to the deemed repatriation of the historical income of foreign subsidiaries, and the impact of the Tax Reform Act on the revaluation of deferred tax assets and liabilities as well as the impact on the Company's fiscal 2018 income from the reduced tax rate was a net additional income tax expense of $16.8 million.
The Company’s effective income tax rate was 24.5% in fiscal 2017. The effective income tax rate was reduced from the applicable U.S. statutory tax rate of 35.0% due to the generation of foreign tax credits from cash repatriations that occurred during the year and geographic profit mix, partially offset by adjustments to the reserve for uncertain tax positions.
Business Segment Operating Results
The Company is organized and managed on a global basis within two reportable segments: ID Solutions and Workplace Safety. The Company's internal measure of segment profit and loss reported to the chief operating decision maker for purposes of allocating resources to the segments and assessing performance includes certain administrative costs, such as the cost of finance, information technology, human resources, and certain other administrative costs. However, interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.
Following is a summary of segment information for the fiscal years ended July 31:

	2019	2018	2017
SALES GROWTH INFORMATION
ID Solutions
Organic	4.1%	3.4%	1.6%
Currency	(2.1)%	2.3%	(1.0)%
Total	2.0%	5.7%	0.6%
Workplace Safety
Organic	(0.7)%	0.7%	(2.0)%
Currency	(3.7)%	4.6%	(1.7)%
Divestitures	(4.8)%	(0.6)%	—%
Total	(9.2)%	4.7%	(3.7)%
Total Company
Organic	2.8%	2.6%	0.5%
Currency	(2.6)%	3.0%	(1.2)%
Divestitures	(1.3)%	(0.2)%	—%
Total	(1.1)%	5.4%	(0.7)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.1%	16.9%	16.3%
Workplace Safety	7.7%	9.7%	8.2%
Total	16.2%	14.9%	14.0%

ID Solutions
IDS net sales increased 2.0% to $863.1 million in fiscal 2019, compared to $846.1 million in fiscal 2018. The net sales increase consisted of organic sales growth of 4.1% and a decrease from foreign currency translation of 2.1% in fiscal 2019 compared to fiscal 2018.
Organic sales in the Americas grew in the mid-single digits in fiscal 2019 compared to fiscal 2018. The increase was primarily due to growth in the Product ID, Wire ID, Safety and Facility ID, and Healthcare ID product lines. Organic sales grew in the mid-single digits in the United States and the rest of the Americas. Growth was driven by an increase in printer and consumable sales throughout the region compared to the same period in the prior year.
Organic sales in Europe grew in the low-single digits in fiscal 2019 compared to fiscal 2018. The increase was primarily due to growth in the Wire ID, Product ID, and Safety and Facility ID product lines. Organic sales growth was led by businesses based in Western Europe and supplemented by businesses in emerging geographies. In particular, an increase in printer consumables and lockout/tagout device sales throughout the region drove the organic sales growth.

Organic sales in Asia grew in the low-single digits in fiscal 2019 compared to fiscal 2018. The increase was primarily due to growth in the Wire ID, Product ID, and Safety and Facility ID product lines. Organic sales increased throughout most of Asia, with organic sales increasing in the low-single digits in China and the mid-single digits in the rest of Asia.
Segment profit increased to $165.0 million in fiscal 2019 from $143.4 million in fiscal 2018, an increase of $21.5 million million or 15.0%. As a percent of net sales, segment profit increased to 19.1% in fiscal 2019, compared to 16.9% in the prior year. The increase in segment profit was primarily driven by organic sales growth and efficiency gains throughout SG&A.
Workplace Safety
WPS sales decreased 9.2% to $297.5 million in fiscal 2019, compared to $327.8 million in fiscal 2018. The decrease consisted of an organic sales decline of 0.7%, a decrease from foreign currency translation of 3.7%, and a decrease from a divestiture of a business in the prior year of 4.8%, compared to the same period in the prior year.
Organic sales in Europe grew in the low-single digits in fiscal 2019 compared to fiscal 2018. The growth in the region was driven primarily by businesses in France, Belgium, and Germany due to improvements in website functionality, growth in new customers, and key account management. WPS Europe experienced nearly 12% growth in digital channel sales, while catalog sales remained essentially flat during fiscal 2019 compared to fiscal 2018.
Organic sales in the Americas decreased in the high-single digits in fiscal 2019 compared to fiscal 2018. WPS Americas continued to experience the negative impact from the digital platform implemented in fiscal 2018 resulting in a decline in sales. The business transitioned to a new digital platform during fiscal 2019 to address this decline. The functionality of the new digital platform is improved compared to the former digital platform; however, sales have not yet returned to the level experienced prior to the initial platform change in fiscal 2018. Catalog channel sales declined in the mid-single digits due to lower response rates to catalog promotions.
Organic sales in Australia grew in the low-single digits in fiscal 2019 compared to fiscal 2018. The organic sales growth was driven by the digital and catalog channels as well as other direct channels. The Australian business is growing its customer base, and its diversified product offering continues to expand into additional target markets such as commercial and industrial construction.
Segment profit decreased to $23.0 million in fiscal 2019 from $31.7 million in fiscal 2018, a decrease of $8.7 million, or 27.4%. As a percentage of net sales, segment profit decreased to 7.7% in fiscal 2019 compared to 9.7% in the prior year. The decrease in segment profit was primarily due to the decrease in sales volume in the North American business, the divestiture of a business in the prior year, and foreign currency translation.
Liquidity & Capital Resources
Cash and cash equivalents were $279.1 million at July 31, 2019, an increase of $97.6 million from July 31, 2018. The following summarizes the cash flow statement for fiscal years ended July 31:

(Dollars in thousands)	2019	2018	2017
Net cash flow provided by (used in):
Operating activities	$162,211	$143,042	$144,032
Investing activities	(34,463)	(2,905)	(15,253)
Financing activities	(27,628)	(90,680)	(136,241)
Effect of exchange rate changes on cash	(2,475)	(1,974)	178
Net increase (decrease) in cash and cash equivalents	$97,645	$47,483	$(7,284)
Net cash provided by operating activities was $162.2 million during fiscal 2019, compared to $143.0 million in the prior year. The increase was driven by growth in net income adjusted for non-cash items, while the impact of working capital was essentially flat between periods.
Net cash used in investing activities was $34.5 million during fiscal 2019, compared to $2.9 million in the prior year. The increase in cash used in investing activities of $31.6 million was driven by an increase in capital expenditures for the purchase of facility upgrades, primarily in WPS, and manufacturing equipment. Capital expenditures of $21.8 million during fiscal 2018 were partially offset by cash received in the amount of $19.1 million from the sale of a business.
Net cash used in financing activities was $27.6 million during fiscal 2019, compared to $90.7 million during the prior year. The change of $63.1 million was primarily due to a decrease of $55.3 million in net credit facility repayments and an increase of $11.4 million in proceeds from stock option exercises in fiscal 2019 when compared to the fiscal 2018.

The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2019, approximately 52% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Refer to Item 8, Note 6, "Debt" and Note 16, "Subsequent Events" for information regarding the Company's debt holdings.
Subsequent Events Affecting Financial Condition
Refer to Item 8, Note 16, "Subsequent Events" for information regarding the Company's subsequent events affecting financial condition.
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
Operating Leases — The leases generally are entered into for investments in manufacturing facilities, warehouses, office space, equipment, and Company vehicles.
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
Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2019, for long-term debt, operating lease obligations, purchase obligations, interest obligations, and tax obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Long-term Debt Obligations	$50,166	$50,166	$—	$—	$—	$—
Operating Lease Obligations	67,244	18,450	29,571	15,721	3,502	—
Purchase Obligations(1)	10,547	10,467	80	—	—	—
Interest Obligations	2,128	2,128	—	—	—	—
Tax Obligations	14,841	—	—	—	—	14,841
Total	$144,926	$81,211	$29,651	$15,721	$3,502	$14,841

(1)	Purchase obligations include all open purchase orders as of July 31, 2019.

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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax law including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The gross liability for unrecognized tax benefits, excluding interest and penalties, was $14.8 million and $20.4 million as of July 31, 2019 and 2018, respectively. If recognized, $12.0 million and $20.4 million of unrecognized tax benefits as of July 31, 2019 and 2018, respectively, would affect the income tax rate. Accrued interest and penalties related to unrecognized tax benefits were $2.4 million and $5.8 million as of July 31, 2019 and 2018, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Income. The Company believes it is reasonably possible the amount of gross unrecognized tax benefits could be reduced by up to $5.4 million in the next twelve months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized through the Consolidated Statements of Income as an income tax benefit.
The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $60.1 million and $56.9 million as of July 31, 2019 and 2018, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
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
The Company has identified six reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2019: IDS Americas & Europe, $285.7 million; People ID, $93.3 million; and WPS Europe, $32.0 million. The IDS APAC, WPS Americas, and WPS APAC reporting units each have a goodwill balance of zero. The Company believes that the discounted cash flow model and market multiples model provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) U.S. GDP growth, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) new product development, (iv) hospital admission rates, (v) competing technologies, (vi) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vii) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the Company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of assets and liabilities for the reporting unit. If the implied fair value of the goodwill is less than the carrying value, an impairment charge would be recorded.
The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2019, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units passed Step One of the goodwill impairment test, and each had a fair value substantially in excess of its carrying value.
Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets were analyzed in accordance with the Company's policy outlined above using the income approach. The valuation was based upon current sales projections and profitability for each asset group, and the relief from royalty method was applied. As a result of the analysis, an indefinite-lived tradename with a carrying amount of $2.1 million was written down to its estimated fair value of $1.6 million.
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

•	Brady's ability to compete effectively or to successfully execute our strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting our sites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Raw material and other cost increases

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Risks associated with the loss of key employees

•	Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies

•	Litigation, including product liability claims

•	Foreign currency fluctuations

•	Changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•	Differing interests of voting and non-voting shareholders

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
The global nature of the Company’s business requires active participation in the foreign exchange markets. As a result of investments, production facilities and other operations on a global scale, the Company has assets, liabilities and cash flows in currencies other than the U.S. dollar. The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. Main exposures are related to transactions denominated in the British Pound, the Euro, Canadian dollar, Australian dollar, Mexican Peso, the Malaysian Ringgit, the Chinese Yuan, and Singapore dollar. As of July 31, 2019, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $26.0 million. The Company uses Euro-denominated debt of €45.0 million designated as a hedge instrument to hedge portions of the Company’s net investment in its Euro-denominated businesses. The Company's revolving credit facility allows it to borrow up to $150.0 million in currencies other than U.S. dollars under an alternative currency sub-limit. The Company has periodically borrowed funds in Euros and British Pounds under this sub-limit. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates decreased fiscal 2019 sales by 2.6% compared to fiscal 2018 as the U.S. dollar appreciated, on average, against other major currencies throughout the year.
The Company is subject to the risk of change in foreign currency exchange rates due to its operations in foreign countries. The Company has manufacturing facilities and sells and distributes its products throughout the world. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the Australian dollar, the Canadian dollar, the Mexican Peso, the Singapore dollar, the British Pound, the Malaysian Ringgit, and the Chinese Yuan. Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustment recorded in fiscal 2019, 2018, and 2017 as a separate component of stockholders’ equity was unfavorable by $13.2 million, unfavorable by $13.7 million, and favorable by $7.2 million, respectively. As of July 31, 2019 and 2018, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $192.9 million and $170.0 million, respectively. The potential decrease in net current assets as of July 31, 2019, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $19.3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2019, the Company had no interest rate derivatives and no variable rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brady Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ investment, and cash flows, for each of the three years in the period ended July 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Taxes - Valuation Allowance - Refer to Note 5 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $60 million as of July 31, 2019.
The Company’s determination of the valuation allowance involves estimates. Management’s primary estimate in determining whether a valuation allowance should be established is the projection of future sources of taxable income. Auditing management’s estimate of future sources of taxable income, which affects the recorded valuation allowances, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to estimated future sources of taxable income included the following, among others:

•	We tested the effectiveness of management’s controls over the estimates of future sources of taxable income.

•	With the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.

•
We evaluated management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and minutes of the Board of Directors.

•
With the assistance of our income tax specialists, we evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law.

•	We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 6, 2019

We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2019 and 2018

	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$279,072	$181,427
Accounts receivable—net	158,114	161,282
Inventories	120,037	113,071
Prepaid expenses and other current assets	16,056	15,559
Total current assets	573,279	471,339
Property, plant and equipment—net	110,048	97,945
Goodwill	410,987	419,815
Other intangible assets	36,123	42,588
Deferred income taxes	7,298	7,582
Other	19,573	17,662
Total	$1,157,308	$1,056,931
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,810	$66,538
Accrued compensation and benefits	62,509	67,619
Taxes, other than income taxes	8,107	8,318
Accrued income taxes	6,557	3,885
Other current liabilities	49,796	44,567
Current maturities on long-term debt	50,166	—
Total current liabilities	241,945	190,927
Long-term obligations, less current maturities	—	52,618
Other liabilities	64,589	61,274
Total liabilities	306,534	304,819
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares at July 31, 2019 and 2018, respectively (aggregate liquidation preference of $42,803 at July 31, 2019 and 2018)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	329,969	325,631
Retained earnings	637,843	553,454
Treasury stock —1,802,646 and 2,867,870 shares at July 31, 2019 and 2018, respectively, of Class A nonvoting common stock, at cost	(46,332)	(71,120)
Accumulated other comprehensive loss	(71,254)	(56,401)
Total stockholders’ equity	850,774	752,112
Total	$1,157,308	$1,056,931
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except per share amounts)
Net sales	$1,160,645	$1,173,851	$1,113,316
Cost of goods sold	581,967	585,560	555,024
Gross margin	578,678	588,291	558,292
Operating expenses:
Research and development	45,168	45,253	39,624
Selling, general and administrative	371,082	390,342	387,653
Total operating expenses	416,250	435,595	427,277
Operating income	162,428	152,696	131,015
Other income (expense):
Investment and other income	5,046	2,487	1,121
Interest expense	(2,830)	(3,168)	(5,504)
Income before income taxes	164,644	152,015	126,632
Income tax expense	33,386	60,955	30,987
Net income	$131,258	$91,060	$95,645
Net income per Class A Nonvoting Common Share:
Basic	$2.50	$1.76	$1.87
Diluted	$2.46	$1.73	$1.84
Dividends	$0.85	$0.83	$0.82
Net income per Class B Voting Common Share:
Basic	$2.48	$1.75	$1.86
Diluted	$2.45	$1.72	$1.83
Dividends	$0.83	$0.81	$0.80
Weighted average common shares outstanding:
Basic	52,596	51,677	51,056
Diluted	53,323	52,524	51,956
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
	(Dollars in thousands)
Net income	$131,258	$91,060	$95,645
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,223)	(13,675)	7,217

Cash flow hedges:
Net gain (loss) recognized in other comprehensive (loss) income	837	966	(225)
Reclassification adjustment for (gains) losses included in net income	(1,048)	551	486
	(211)	1,517	261
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive (loss) income	(97)	446	647
Actuarial gain amortization	(569)	(576)	(483)
	(666)	(130)	164

Other comprehensive (loss) income, before tax	(14,100)	(12,288)	7,642
Income tax (expense) benefit related to items of other comprehensive (loss) income	(753)	569	2,421
Other comprehensive (loss) income, net of tax	(14,853)	(11,719)	10,063
Comprehensive income	$116,405	$79,341	$105,708
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2019, 2018 and 2017

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Other
	(In thousands, except per share amounts)
Balances at July 31, 2016	$548	$317,001	$453,371	$(108,714)	$(54,745)	$(3,863)
Net income	—	—	95,645	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	10,063	—
Issuance of 1,061,660 shares of Class A Common Stock under stock plan	—	(5,868)	—	23,591	—	—
Other (Note 7)	—	1,943	—	(347)	—	3,863
Tax shortfall from exercise of stock options and deferred compensation distributions	—	37	—	—	—	—
Stock-based compensation expense (Note 7)	—	9,495	—	—	—	—
Cash dividends on Common Stock
Class A — $0.82 per share	—	—	(39,037)	—	—	—
Class B — $0.80 per share	—	—	(2,843)	—	—	—
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)	$—
Net income	—	—	91,060	—	—	—
Other comprehensive income, net of tax	—	—	—	—	(11,719)	—
Issuance of 842,305 shares of Class A Common Stock under stock plan	—	(7,171)	—	16,234	—	—
Tax benefit and withholdings from deferred compensation distribution	—	214	—	(422)	—	—
Stock-based compensation expense (Note 7)	—	9,980	—	—	—	—
Purchase of 40,694 shares of Class A Common Stock	—	—	—	(1,462)	—	—
Adoption of ASU 2018-02	—	—	(1,869)	—
Cash dividends on Common Stock
Class A — $0.83 per share	—	—	(39,998)	—	—	—
Class B — $0.81 per share	—	—	(2,875)	—	—	—
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$—
Net income	—	—	131,258	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(14,853)	—
Issuance of 1,367,131 shares of Class A Common Stock under stock plan	—	(7,963)	—	27,970	—	—
Tax benefit and withholdings from deferred compensation distributions	—	209	—	—	—	—
Stock-based compensation expense (Note 7)	—	12,092	—	—	—	—
Purchase of 80,088 shares of Class A Common Stock	—	—	—	(3,182)	—	—
Adoption of ASU 2014-09, "Revenue from Contracts with Customers" (Note 8)	—	—	(2,137)	—	—	—
Cash dividends on Common Stock
Class A — $0.85 per share	—	—	(41,784)	—	—	—
Class B — $0.83 per share	—	—	(2,948)	—	—	—
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$—
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2019, 2018 and 2017

	2019	2018	2017
	(Dollars in thousands)
Operating activities:
Net income	$131,258	$91,060	$95,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,799	25,442	27,303
Non-cash portion of stock-based compensation expense	12,092	9,980	9,495
Gain on sale of business, net	—	(4,666)	—
Deferred income taxes	7,825	33,656	(8,618)
Other	2,347	(15)	504
Changes in operating assets and liabilities (net of effects of business divestitures):
Accounts receivable	3,496	(16,612)	766
Inventories	(9,922)	(7,563)	(5,687)
Prepaid expenses and other assets	368	1,747	1,812
Accounts payable and accrued liabilities	(11,903)	13,106	21,751
Income taxes	2,851	(3,093)	1,061
Net cash provided by operating activities	162,211	143,042	144,032
Investing activities:
Purchases of property, plant and equipment	(32,825)	(21,777)	(15,167)
Sale of business, net of cash transferred with business	—	19,141	—
Other	(1,638)	(269)	(86)
Net cash used in investing activities	(34,463)	(2,905)	(15,253)
Financing activities:
Payment of dividends	(44,732)	(42,873)	(41,880)
Proceeds from exercise of stock options	23,466	12,099	19,728
Purchase of treasury stock	(3,182)	(1,462)	—
Proceeds from borrowing on credit facilities	13,637	23,221	180,320
Repayment of borrowing on credit facilities	(13,568)	(78,419)	(244,268)
Principal payments on debt	—	—	(49,302)
Other	(3,249)	(3,246)	(839)
Net cash used in financing activities	(27,628)	(90,680)	(136,241)
Effect of exchange rate changes on cash and cash equivalents	(2,475)	(1,974)	178
Net increase (decrease) in cash and cash equivalents	97,645	47,483	(7,284)
Cash and cash equivalents, beginning of period	181,427	133,944	141,228
Cash and cash equivalents, end of period	$279,072	$181,427	$133,944
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,651	$2,976	$5,766
Income taxes	24,335	33,267	31,885
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2019, 2018 and 2017
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
Fair Value of Financial Instruments — The Company believes the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt) is a reasonable estimate of the fair value of these instruments due to their short-term nature. See Note 6 for more information regarding the fair value of long-term debt and Note 12 for fair value measurements.
Cash Equivalents — The Company considers all highly-liquid investments with original maturities of three months or less when acquired to be cash equivalents, which are recorded at cost.
Accounts Receivables — Accounts receivables are stated net of allowances for doubtful accounts of $5,005 and $4,471 as of July 31, 2019 and 2018, respectively. No single customer comprised more than 10% of the Company’s consolidated net sales in fiscal 2019, 2018, or 2017, or 10% of the Company’s consolidated accounts receivable as of July 31, 2019 or 2018. Specific customer provisions are made during review of significant outstanding amounts, in which customer creditworthiness and current economic trends may indicate that collection is doubtful. In addition, provisions are made for the remainder of accounts receivable based upon the age of the accounts receivable and the Company’s historical collection experience.
Inventories — Inventories are stated at the lower of cost or net realizable value. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (13.4% of total inventories at July 31, 2019, and 15.0% of total inventories at July 31, 2018) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $7,259 and $7,015 as of July 31, 2019 and 2018, respectively.
Inventories consist of the following as of July 31:

	2019	2018
Finished products	$77,532	$73,133
Work-in-process	20,515	19,903
Raw materials and supplies	21,990	20,035
Total inventories	$120,037	$113,071
Goodwill — Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between market participants on an arms-length basis. In estimating the fair value, the Company utilizes a discounted cash flow model and market multiples approach. The estimated fair value is compared with the carrying amount of the reporting unit, including goodwill. The annual impairment testing performed on May 1, 2019, in accordance with ASC 350, "Intangibles - Goodwill and Other" ("Step One") indicated that all reporting units with remaining goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recorded during the year ended July 31, 2019.

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
The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived and other finite-lived intangible assets may warrant revision or that the remaining balance of an asset may not be recoverable. If impairment is determined to exist, any related impairment loss is calculated by comparing the fair value of the asset to its carrying value. In fiscal 2019, long-lived and other intangible assets were analyzed for potential impairment. As a result of the analysis, no material impairment charges were recorded. Refer to Note 2, "Goodwill and Other Intangible Assets" for further information.
Property, Plant and Equipment — Property, plant and equipment are recorded at cost. The cost of buildings and improvements, computer systems, and machinery and equipment are depreciated over their estimated useful lives using primarily the straight-line method for financial reporting purposes. The estimated useful lives range from 3 to 33 years as shown below.

Asset Category	Range of Useful Lives
Buildings & Improvements	10 to 33 Years
Computer Systems	5 Years
Machinery & Equipment	3 to 10 Years
Property, plant and equipment consist of the following as of July 31:

	2019	2018
Land	$9,752	$6,994
Buildings and improvements	99,685	96,245
Machinery and equipment	266,991	270,989
Construction in progress	7,500	4,495
Property, plant and equipment—gross	383,928	378,723
Accumulated depreciation	(273,880)	(280,778)
Property, plant and equipment—net	$110,048	$97,945
Fully depreciated assets are retained in property and accumulated depreciation accounts until disposal. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds from disposal, is charged to operations. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. Depreciation expense was $18,023, $19,009, and $20,190 for the years ended July 31, 2019, 2018 and 2017, respectively.
Catalog Costs and Related Amortization — The Company accumulates all direct costs incurred, net of vendor cooperative advertising payments, in the development, production, and circulation of its catalogs on its balance sheet until such time as the related catalog is mailed. The catalog costs are subsequently amortized into selling, general, and administrative expense over the expected sales realization cycle, which is one year or less. Consequently, any difference between the estimated and actual revenue stream for a particular catalog and the related impact on amortization expense is realized within a period of one year or less. The estimate of the expected sales realization cycle for a particular catalog is based on the Company’s historical sales experience with similar catalogs and an assessment of prevailing economic conditions and various competitive factors. The Company tracks subsequent sales realization, reassesses the marketplace, and compares its findings to the previous estimate, and adjusts the amortization of future catalogs, if necessary. At July 31, 2019 and 2018, $5,617 and $6,154, respectively, of prepaid catalog costs were included in "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets.

Revenue Recognition — The majority of the Company’s revenue relates to the sale of identification solutions and workplace safety products to customers. Prior to August 1, 2018, the Company's policy was to recognize revenue when title to the product and risk of loss had transferred to the customer, persuasive evidence of an arrangement existed, and collection of the sales proceeds was reasonably assured, most of which occurred upon shipment of goods to customers. Effective August 1, 2018, the Company’s policy is to recognize revenue when control of the product or service transfers to the customer in an amount that represents the consideration expected to be received in exchange for those products and services. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon shipment or delivery of goods to customers. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated customer returns and credit memos. The Company records an allowance for estimated product returns and credit memos using the expected value method based on historical experience, which is recognized as a deduction from net sales at the time of sale. As of July 31, 2019 and 2018, the Company had a reserve for estimated product returns and credit memos of $5,796 and $4,546, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives, rebates, and cash discounts) given to its customers or resellers as a reduction of revenue. Sales incentives for the years ended July 31, 2019, 2018, and 2017 were $40,811, $40,671, and $37,134, respectively.
Shipping and Handling Fees and Costs — Amounts billed to a customer in a sale transaction related to shipping and handling fees are reported as net sales and the related costs incurred for shipping and handling are reported as cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred, except catalog and mailing costs as outlined previously. Advertising expense for the years ended July 31, 2019, 2018, and 2017 was $62,454, $67,429, and $68,268, respectively.
Stock-Based Compensation — In accordance with ASC 718 "Compensation - Stock Compensation," the Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. The Black-Scholes option valuation model is used to determine the fair value of stock option awards on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, of all share-based awards on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded.
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
The Company includes as part of cash flows from operating activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and restricted shares and RSUs vested during the period. See Note 7, “Stockholders' Equity” for more information regarding the Company’s incentive stock plans.
Research and Development — Amounts expended for R&D are expensed as incurred.
Other Comprehensive Income — Other comprehensive income consists of net unrealized gains and losses from cash flow hedges, the unamortized gain on defined-benefit pension plans net of their related tax effects, and foreign currency translation adjustments, which include net investment hedge and long-term intercompany loan translation adjustments,.
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

Foreign Currency Hedging — The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions and minimize the foreign currency translation impact on the Company’s foreign operations. While the Company’s risk management objectives and strategies are driven from an economic perspective, the Company attempts, where possible and practical, to ensure that the hedging strategies it engages in qualify for hedge accounting and result in accounting treatment where the earnings effect of the hedging instrument provides substantial offset (in the same period) to the income effect of the hedged item. Generally, these risk management transactions will involve the use of foreign currency derivatives to protect against exposure resulting from transactions in a currency differing from the respective functional currency.
The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Income as "Investment and other income" or as a component of Accumulated Other Comprehensive Income ("AOCI") in the accompanying Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income, as discussed below.
Hedge effectiveness is determined by how closely the changes in the fair value of the hedging instrument offset the changes in the fair value or cash flows of the hedged item. Hedge accounting is permitted only if the hedging relationship is expected to be highly effective at the inception of the hedge and on an on-going basis. Gains or losses on the derivative related to hedge ineffectiveness are recognized in current income. The amount of hedge ineffectiveness was not material for the fiscal years ended July 31, 2019, 2018, and 2017.
See Note 13, "Derivatives and Hedging Activities" for more information regarding the Company’s derivative instruments and hedging activities.
New Accounting Standards — In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which simplifies and reduces the complexity of the hedge accounting requirements and better aligns an entity's financial reporting for hedging relationships with its risk management activities. The guidance is effective for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. This new guidance will require a modified retrospective adoption approach to existing hedging relationships as of the adoption date. The Company adopted ASU 2017-12 effective August 1, 2019, which did not have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model ("CECL") that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which replaces the current lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements," which provides, among other items, an additional transition method allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. ASC 842 is effective for interim periods in fiscal years beginning after December 15, 2018.
The Company adopted ASU 2016-02 (and related updates) effective August 1, 2019, using the optional transition method provided in ASU 2018-11 to apply this guidance to the impacted lease population at the date of initial application. Results for reporting periods beginning after August 1, 2019, will be presented under ASU 2016-02, while comparative prior period amounts will not be restated and continue to be presented under accounting standards in effect during those periods. The Company elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease accounting of expired or existing leases with respect to lease identification, lease classification and accounting treatment for initial direct costs as of the adoption date. The Company also elected the practical expedient related to lease versus nonlease components, allowing the Company to recognize lease and nonlease components as a single lease. Lastly, the Company elected the hindsight practical expedient, allowing the Company to use hindsight in determining the lease term and assessing impairment of right-of-use assets when transitioning to ASC 842. The Company has made a policy election not to capitalize leases with an initial term of 12 months or less.
The Company expects the adoption of ASC 842 to result in the recording of additional lease assets and liabilities of approximately $60,000 based on the present value of the remaining lease payments as of August 1, 2019, and does not expect the cumulative effect adjustment to the opening balance of retained earnings to be material due to the package of practical expedients elected. As the adoption of ASC 842 is non-cash in nature, the Company does not anticipate the standard will have a material impact on its cash flows or operations.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASC 606"), which eliminates the transaction and industry-specific revenue recognition guidance and replaced it with a principles-based approach for determining revenue recognition. The new guidance requires revenue recognition when control of the goods or services transfers to the customer, replacing the existing guidance which requires revenue recognition when the risks and rewards transfer to the customer. The Company adopted ASU 2014-09 (and related updates) effective August 1, 2018 using the modified retrospective method to apply this guidance to all contracts at the date of initial application. Results for reporting periods beginning after August 1, 2018 are presented under ASC 606, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
The adoption of ASC 606 did not have a material effect on the Company's consolidated financial condition, results of operations, cash flows, business processes, controls, or systems. Upon adoption, the Company recorded a cumulative adjustment to the opening balance of retained earnings as of August 1, 2018, which resulted in a decrease to retained earnings of $2,137, net of tax. The adjustment was primarily due to a change in timing of when revenue and the related costs for certain extended service warranties are recognized, as required per ASC 606.
See Note 8, "Revenue Recognition" for additional information and required disclosures under the new standard.

2. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2019 and 2018, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2017	$391,864	$45,833	$437,697
Translation adjustments	(6,340)	(1,487)	(7,827)
Divestiture	—	(10,055)	(10,055)
Balance as of July 31, 2018	$385,524	$34,291	$419,815
Translation adjustments	(6,519)	(2,309)	(8,828)
Balance as of July 31, 2019	$379,005	$31,982	$410,987
The annual impairment testing performed on May 1, 2019, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units with remaining goodwill (IDS Americas & Europe, People ID, and WPS Europe) passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.

Other Intangible Assets
Other intangible assets include patents, tradenames, customer relationships, non-compete agreements and other intangible assets with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The net book value of these assets was as follows:

	July 31, 2019				July 31, 2018
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	9	$46,595	$(29,343)	$17,252	9	$61,944	$(38,872)	$23,072
Unamortized other intangible assets:
Tradenames	N/A	18,871	—	18,871	N/A	19,516	—	19,516
Total		$65,466	$(29,343)	$36,123		$81,460	$(38,872)	$42,588
The decrease in the gross carrying amount of other intangible assets as of July 31, 2019, compared to July 31, 2018, was primarily due to the effect of currency translations during the fiscal year.
Amortization expense on intangible assets during the fiscal years ended July 31, 2019, 2018, and 2017 was $5,776, $6,433 and $7,113, respectively. Amortization expense over each of the next five fiscal years is projected to be $5,166, $5,165, $4,896, $2,025, and $0 for the fiscal years ending July 31, 2020, 2021, 2022, 2023, and 2024 respectively.
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
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2017	$109	$2,620	$(47,411)	$(44,682)
Other comprehensive income before reclassification	465	382	(14,242)	(13,395)
Amounts reclassified from accumulated other comprehensive loss	383	(576)	—	(193)
Adoption of accounting standard ASU 2018-02	(94)	876	1,087	1,869
Ending balance, July 31, 2018	$863	$3,302	$(60,566)	$(56,401)
Other comprehensive income (loss) before reclassification	630	67	(14,195)	(13,498)
Amounts reclassified from accumulated other comprehensive loss	(786)	(569)	—	(1,355)
Ending balance, July 31, 2019	$707	$2,800	$(74,761)	$(71,254)
The increase in accumulated other comprehensive loss as of July 31, 2019, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the fiscal year. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and settlements of net investment hedges, net of tax. Of the $1,355 reclassified from AOCI, the $786 gain on cash flow hedges was reclassified into cost of goods sold, and the $569 net gain on post-retirement plans was reclassified into "Investment and other income" in the accompanying Consolidated Statements of Income in fiscal 2019.

The following table illustrates the income tax (expense) benefit on the components of other comprehensive (loss) income:

	Years Ended July 31,
	2019	2018	2017
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	55	(669)	705
Pension and other post-retirement benefits	164	(64)	(4)
Other income tax adjustments and currency translation	(972)	(567)	1,720
Adoption of accounting standard ASU 2018-02	—	1,869	—
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(753)	$569	$2,421
4. Employee Benefit Plans
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
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial for purposes of disclosure. The liability is recorded in the accompanying Consolidated Balance Sheets as of July 31, 2019 and 2018. The unrecognized gain is reported as a component of AOCI.
The Company sponsors statutory defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement for certain of its international employees. As of July 31, 2019 and 2018, the accumulated pension obligation related to these plans was $5,314 and $5,383, respectively. As of July 31, 2019 and 2018, pre-tax amounts recognized in "Accumulated other comprehensive loss" in the accompanying Consolidated Balance Sheets were losses of $329 and $194, respectively. The net periodic benefit cost for these plans was $418, $341, and $665 during the years ended July 31, 2019, 2018 and 2017, respectively.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company also has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits of participation in a qualified 401(k) plan. At July 31, 2019 and 2018, $15,744 and $14,383, respectively, of deferred compensation was included in "Other liabilities" in the accompanying Consolidated Balance Sheets.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,342 and $3,844 were included in "Other current liabilities" on the accompanying Consolidated Balance Sheets as of July 31, 2019 and 2018, respectively. The amounts charged to expense for these retirement and profit sharing plans were $14,158, $14,395, and $13,750 during the years ended July 31, 2019, 2018 and 2017, respectively.
5. Income Taxes
Income before income taxes consists of the following:

	Years Ended July 31,
	2019	2018	2017
United States	$55,077	$48,903	$43,561
Other Nations	109,567	103,112	83,071
Total	$164,644	$152,015	$126,632

Income tax expense consists of the following:

	Years Ended July 31,
	2019	2018	2017
Current income tax expense:
United States	$2,232	$2,830	$15,279
Other Nations	22,445	26,593	23,826
States (U.S.)	913	910	1,163
	$25,590	$30,333	$40,268
Deferred income tax expense (benefit):
United States	$8,451	$30,267	$(8,173)
Other Nations	(667)	(1,462)	(1,329)
States (U.S.)	12	1,817	221
	$7,796	$30,622	$(9,281)
Total income tax expense	$33,386	$60,955	$30,987
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Reform Act reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, imposed a one-time tax on deemed repatriated income of foreign subsidiaries, eliminated the domestic manufacturing deduction and moved to a partial territorial system by providing a 100% dividend received deduction on certain qualified dividends from foreign subsidiaries.
The tax effects of temporary differences are as follows as of July 31, 2019 and 2018:

	July 31, 2019
	Assets	Liabilities	Total
Inventories	$3,856	$(1)	$3,855
Prepaid catalog costs	—	(631)	(631)
Employee compensation and benefits	7,021	(89)	6,932
Accounts receivable	943	(233)	710
Fixed assets	3,125	(6,869)	(3,744)
Intangible assets	1,432	(31,415)	(29,983)
Deferred and equity-based compensation	7,352	—	7,352
Postretirement benefits	2,659	(71)	2,588
Tax credit and net operating loss carry-forwards	62,966	—	62,966
Less valuation allowance	(60,073)	—	(60,073)
Other, net	7,406	(7,961)	(555)
Total	$36,687	$(47,270)	$(10,583)

	July 31, 2018
	Assets	Liabilities	Total
Inventories	$3,095	$(53)	$3,042
Prepaid catalog costs	—	(978)	(978)
Employee compensation and benefits	3,772	(91)	3,681
Accounts receivable	828	(1)	827
Fixed assets	2,959	(4,911)	(1,952)
Intangible assets	1,073	(29,630)	(28,557)
Deferred and equity-based compensation	10,656	—	10,656
Postretirement benefits	3,280	—	3,280
Tax credit and net operating loss carry-forwards	64,348	—	64,348
Less valuation allowance	(56,866)	—	(56,866)
Other, net	8,548	(8,962)	(414)
Total	$41,693	$(44,626)	$(2,933)

Tax carry-forwards at July 31, 2019 are comprised of:

•	Foreign net operating loss carry-forwards of $100,335, of which $83,826 have no expiration date and the remainder of which expire within the next five years.

•	State net operating loss carry-forwards of $32,986, which expire from 2022 to 2038.

•	Foreign tax credit carry-forwards of $27,343, which expire from 2021 to 2029.

•	State R&D credit carry-forwards of $12,882, which expire from 2020 to 2034.
Rate Reconciliation
A reconciliation of the tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes to the total income tax expense is as follows:

	Years Ended July 31,
	2019	2018	2017
Tax at statutory rate	21.0%	26.9%	35.0%
State income taxes, net of federal tax benefit	0.3%	1.6%	1.0%
International rate differential	2.2%	(1.1)%	(6.3)%
Rate variances arising from foreign subsidiary distributions(1)	(0.4)%	0.8%	(5.9)%
Foreign tax credit carryforward valuation allowance(2)	1.8%	14.1%	—%
Divestiture of business(3)	—%	(0.8)%	—%
Adjustments to tax accruals and reserves(4)	(3.6)%	2.2%	3.6%
Non-deductible executive compensation(5)	2.3%	0.5%	—%
Research and development tax credits and domestic manufacturer’s deduction	(1.6)%	(2.0)%	(1.8)%
Deferred tax and other adjustments, net	(1.7)%	(2.1)%	(1.1)%
Effective tax rate	20.3%	40.1%	24.5%

(1)	The year ended July 31, 2017, includes the generation of foreign tax credit carryforwards from cash repatriations that occurred during the fiscal year.

(2)	The year ended July 31, 2018, includes the establishment of a valuation allowance against foreign tax credit carryforwards as a result of the Tax Reform Act.

(3)	The year ended July 31, 2018, includes the divestiture of the Company's Runelandhs business based in Sweden. Refer to Note 14, "Divestiture" for additional information.

(4)
The years ended July 31, 2018 and 2017, include increases in uncertain tax positions, while the year ended July 31, 2019, includes reductions of uncertain tax positions resulting from the closure of audits and lapses in statutes of limitations.

(5)
The years ended July 31, 2019 and 2018, include non-deductible compensation such as salaries, bonuses, and other equity compensation of the Company's executives (as defined in Internal Revenue Service Code Section 162(m)).

Uncertain Tax Positions
The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more likely than not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2016	$15,294
Additions based on tax positions related to the current year	2,500
Additions for tax positions of prior years	1,124
Reductions for tax positions of prior years	(62)
Lapse of statute of limitations	(663)
Settlements with tax authorities	(118)
Cumulative Translation Adjustments and other	287
Balance as of July 31, 2017	$18,362
Additions based on tax positions related to the current year	2,467
Additions for tax positions of prior years	1,586
Reductions for tax positions of prior years	(23)
Lapse of statute of limitations	(489)
Settlements with tax authorities	(1,277)
Cumulative Translation Adjustments and other	(196)
Balance as of July 31, 2018	$20,430
Additions based on tax positions related to the current year	2,518
Additions for tax positions of prior years	612
Reductions for tax positions of prior years	(378)
Lapse of statute of limitations	(8,140)
Cumulative Translation Adjustments and other	(201)
Balance as of July 31, 2019	$14,841
Of the $14,841 of unrecognized tax benefits, if recognized, $12,037 would affect the Company's income tax rate. The Company has classified $10,218 and $13,238, excluding interest and penalties, of the reserve for uncertain tax positions in "Other liabilities" on the Consolidated Balance Sheets as of July 31, 2019 and 2018, respectively. The Company has classified $4,623 and $7,192, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying Consolidated Balance Sheets as of July 31, 2019 and 2018, respectively.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized a decrease of $1,013, an increase of $556, and an increase of $674 in interest expense during the years ended July 31, 2019, 2018, and 2017, respectively. There was a $2,357 decrease to the reserve for uncertain tax positions for penalties during the year ended July 31, 2019, an increase of $83 during the year ended July 31, 2018, and an increase of $218 during the year end July 31, 2017. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2019 and 2018, the Company had $1,740 and $2,762, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2019 and 2018, the Company had $663 and $3,027, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of "Income tax expense" in the Consolidated Statements of Income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $5,429 within 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the Consolidated Statements of Income.
During the year ended July 31, 2019, the Company recognized $9,797 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations. The Company also recognized $568 of tax benefits (including interest and penalties) associated with the reduction of tax positions for prior years due to the closure of certain tax audits.

The Company and its subsidiaries file income tax returns in the U.S., various state, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’16 — F’19
6. Debt
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200,000 multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company's previous $300,000 revolving credit agreement that had been entered into on September 25, 2015. Refer to Item 8, Note 16, "Subsequent Events" for information regarding the Company's new revolving loan agreement.
On September 25, 2015, the Company and certain of its subsidiaries entered into an unsecured $300,000 multi-currency revolving loan agreement with a group of six banks. Under this revolving loan agreement, which had a final maturity date of September 25, 2020, the Company had the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of America plus a margin based on the Company’s consolidated leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the revolving loan agreement could have been increased from $300,000 up to $450,000. The maximum amount outstanding on the Company's revolving loan agreement during the fiscal year ended July 31, 2019 was $7,901. As of July 31, 2019, there were no borrowings outstanding on the credit facility. There was $296,729 available for future borrowing under the credit facility, which can be increased to $446,729 at the Company's option, subject to certain conditions. The revolving loan agreement had a final maturity date of September 25, 2020.
On May 13, 2010, the Company completed a private placement of €75,000 aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75,000 of senior notes consisted of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The borrowing is included in "Current maturities on long-term debt" and "Long-term obligations" in the accompanying Consolidated Balance Sheets as of July 31, 2019 and 2018, respectively.
The Company’s old debt agreements required it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). The Company’s new debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.50 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2019, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 0.3 to 1.0 and the interest expense coverage ratio equal to 71.9 to 1.0.
Total debt consists of the following as of July 31:

	2019	2018
Euro-denominated notes payable in 2020 at a fixed rate of 4.24%	$50,166	$52,618
The Company had outstanding letters of credit of $3,271 and $3,043 at July 31, 2019 and 2018, respectively.
The estimated fair value of the Company’s long-term obligations, including current maturities, was $51,566 and $55,707 at July 31, 2019 and 2018, respectively, as compared to the carrying value of $50,166 and $52,618 at July 31, 2019 and 2018, respectively. The fair value of the long-term obligations, which was determined using the market approach based upon the interest rates available to the Company for borrowings with similar terms and maturities, was determined to be Level 2 under the fair value hierarchy.
Maturities on long-term debt are as follows:

Years Ending July 31,
2020	$50,166
Total	$50,166

7. Stockholders' Equity
Information as to the Company’s capital stock at July 31, 2019 and 2018 is as follows:

	July 31, 2019			July 31, 2018
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548
Before any dividend may be paid on the Class B Common Stock, holders of the Class A Common Stock are entitled to receive an annual, noncumulative cash dividend of $0.01665 per share. Thereafter, any further dividend in that fiscal year must be paid on each share of Class A Common Stock and Class B Common Stock on an equal basis.
Other than as required by law, holders of the Class A Common Stock are not entitled to any vote on corporate matters, unless, in each of the three preceding fiscal years, the $0.01665 preferential dividend described above has not been paid in full. Holders of the Class A Common Stock are entitled to one vote per share for the entire fiscal year immediately following the third consecutive fiscal year in which the preferential dividend is not paid in full. Holders of Class B Common Stock are entitled to one vote per share for the election of directors and for all other purposes.
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
The following is a summary of other activity in stockholders’ equity for the fiscal years ended July 31, 2019, 2018, and 2017:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2016	$4,624	$(8,487)	$(3,863)
Shares at July 31, 2016	201,418	347,081
Sale of shares at cost	$(1,247)	$1,288	$41
Purchase of shares at cost	315	(925)	(610)
Effect of plan amendment	4,432	—	4,432
Balances at July 31, 2017	$8,124	$(8,124)	$—
Shares at July 31, 2017	314,082	314,082
Sale of shares at cost	$(977)	$977	$—
Purchase of shares at cost	1,075	(1,075)	—
Balances at July 31, 2018	$8,222	$(8,222)	$—
Shares at July 31, 2018	299,916	299,916
Sale of shares at cost	$(928)	$928	$—
Purchase of shares at cost	1,212	(1,212)	—
Balances at July 31, 2019	$8,506	$(8,506)	$—
Shares at July 31, 2019	285,533	285,533

Deferred Compensation Plans
The Company has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan that allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or into other investment funds. Both the Director Deferred Compensation Plan and the Executive Deferred Compensation Plan disallow transfers from other investment funds into or out of the Company's Class A Nonvoting Common Stock.
At July 31, 2019, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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
As of July 31, 2019, the Company has reserved 1,941,764 shares of Class A Nonvoting Common Stock for outstanding stock options, RSUs and restricted shares and 3,682,157 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized by the Company during the years ended July 31, 2019, 2018, and 2017, was $12,092 ($10,628 net of taxes), $9,980 ($7,485 net of taxes), and $9,495 ($5,887 net of taxes), respectively. As of July 31, 2019, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $9,652 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.
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
The Company has estimated the fair value of its time-based stock option awards granted during the years ended July 31, 2019, 2018, and 2017, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2019	2018	2017
Expected term (in years)	6.20	6.07	6.11
Expected volatility	26.05%	28.19%	29.55%
Expected dividend yield	2.71%	2.72%	2.70%
Risk-free interest rate	3.01%	1.96%	1.26%
Weighted-average market value of underlying stock at grant date	$43.96	$36.85	$35.14
Weighted-average exercise price	$43.96	$36.85	$35.14
Weighted-average fair value of options granted during the period	$9.70	$7.96	$7.56

The following is a summary of stock option activity for the fiscal year ended July 31, 2019:

	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2018	$19.96	—	$38.83	2,504,633	$28.23
Options granted	41.70	—	43.98	276,238	43.96
Options exercised	19.96	—	36.85	(1,154,343)	27.03
Options canceled	20.95	—	43.98	(31,812)	37.95
Balance as of July 31, 2019	$19.96	—	$43.98	1,594,716	$31.63

The total fair value of options vested during the fiscal years ended July 31, 2019, 2018, and 2017, was $2,864, $3,006, and $2,911, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2019, 2018, and 2017, was $20,969, $6,208, and $7,901, respectively.
There were 1,025,811, 1,722,229, and 1,859,959 options exercisable with a weighted average exercise price of $27.06, $26.82, and $28.20 at July 31, 2019, 2018, and 2017, respectively. The cash received from the exercise of stock options during the fiscal years ended July 31, 2019, 2018, and 2017, was $23,466, $12,099, and $19,728, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2019, 2018, and 2017, was $5,242, $1,893, and $3,002, respectively.
The following table summarizes information about stock options outstanding at July 31, 2019:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2019	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2019	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$19.96 - $26.99	476,603	5.9	$20.64	476,603	5.9	$20.64
$27.00 - $32.99	285,513	2.8	29.71	285,150	2.8	29.71
$33.00 - $43.98	832,600	8.1	38.58	264,058	7.5	35.77
Total	1,594,716	6.5	$31.63	1,025,811	5.4	$27.06
As of July 31, 2019, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $31,955 and $25,246, respectively.
RSUs
RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "time-based" or "performance-based" RSUs. The time-based RSUs issued under the plan generally vest ratably over a three-year period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan vest at the end of a three-year service period provided specified financial performance metrics are met.
The following tables summarize the RSU activity for the fiscal year ended July 31, 2019:

Time-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2018	342,856	$29.05
New grants	84,231	44.20
Vested	(212,788)	26.73
Forfeited	(25,661)	31.07
Balance as of July 31, 2019	188,638	$38.15
The time-based RSUs granted during the fiscal year ended July 31, 2018, had a weighted-average grant-date fair value of $36.80. The total fair value of time-based RSUs vested during the years ended July 31, 2019 and 2018, was $9,859 and $8,237, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2018	108,097	$32.57
New grants	50,313	50.70
Balance as of July 31, 2019	158,410	$38.33
The performance-based RSUs granted during the fiscal year ended July 31, 2019, had a weighted-average grant-date fair value determined by a third-party valuation involving the use of a Monte Carlo simulation. The performance-based RSUs granted during the fiscal year ended July 31, 2018, had a weighted-average grant-date fair value of $33.12. The aggregate intrinsic value of unvested time-based and performance-based RSUs outstanding at July 31, 2019 and 2018, and expected to vest, was $17,953 and $17,249, respectively.

8. Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services.
Nature of Products
The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the Consolidated Statements of Income. See Note 9 “Segment Information” for the Company’s disaggregated revenue disclosure.
Performance Obligations
The Company’s contracts with customers consist of purchase orders, which in some cases are governed by master supply or distributor agreements. For each contract, the Company considers the commitment to transfer tangible products, which are generally capable of being distinct, to be separate performance obligations.
The majority of the Company's revenue is earned and recognized at a point in time through ship-and-bill performance obligations where the customer typically obtains control of the product upon shipment or delivery, depending on freight terms. The Company considers control to have transferred if legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the Company has a present right to payment. In almost all cases, control transfers once a product is shipped or delivered, as this is when customer is able to direct and obtain substantially all of the remaining benefits associated with use of the asset.
Transaction Price and Variable Consideration
Revenue is measured as the amount of consideration the Company expects to be entitled to in exchange for the transfer of product to a customer. The transaction price is generally the price stated in the contract specific for each item sold, adjusted for all applicable variable considerations. Variable considerations generally include discounts, returns, credits, rebates, or other allowances that reduce the transaction price. Certain discounts and price assurances are fixed and known at the time of sale.
The Company estimates the amount of variable consideration and reduces the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The expected value method is used to estimate expected returns and allowances based on historical experience. The most likely amount method is used to estimate customer rebates, which are offered retrospective and typically defined in the master supply or distributor agreement.
Payment Terms
While the Company’s standard payment terms are net 30 days, the specific payment terms and conditions in its contracts with customers vary by type and location of the customer. Cash discounts may be offered to certain customers. The Company has payment terms in its contracts with customers of less than one year and has elected the practical expedient applicable to such contracts and does not consider the time value of money.
Warranties
The Company offers standard warranty coverage on substantially all products which provides the customer with assurance that the product will function as intended. This standard warranty coverage is accounted for as an assurance warranty and is not considered to be a separate performance obligation. The Company records a liability for product warranty obligations at the time of sale based on historical warranty experience that is included in cost of goods sold.
The Company also offers extended warranty coverage for certain products, which it accounts for as service warranties. In most cases, the extended service warranty is included in the sales price of the product and is not sold separately. The Company considers the extended service warranty to be a separate performance obligation and allocates a portion of the transaction price to the service warranty based on the estimated stand-alone selling price. At the time of sale, the extended warranty transaction price is recorded as deferred revenue on the Consolidated Balance Sheets and is recognized on a straight-line basis over the life of the service warranty period. The deferred revenue is considered a contract liability as the Company has a right to payment at the time the product with the related extended service warranty is shipped or delivered and therefore, payment is received in advance of the Company's performance.

Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $2,782 and $2,796 as of July 31, 2019 and 2018, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets. During the fiscal year ended July 31, 2019, the Company recognized revenue of $1,163 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2019, the Company expects to recognize 41% by the end of fiscal 2020, an additional 28% by the end of fiscal 2021, and the balance thereafter.
Practical Expedients
The following is a summary of practical expedients the Company has elected to apply under ASC 606.
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
Sales and use tax, value-added tax, and other similar taxes assessed by governmental authorities and collected concurrent with revenue-producing activities are excluded from the transaction price.
The Company accounts for shipping and handling activities that occur after control of the related products transfers to the customer as fulfillment activities and are therefore recognized as revenue at time of shipping.
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in "Selling, general and administrative expense" on the Consolidated Statements of Income.
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

Following is a summary of segment information for the years ended July 31, 2019, 2018 and 2017:

	2019	2018	2017
Net sales:
ID Solutions
Americas	$577,156	$556,172	$544,330
Europe	193,852	197,737	172,776
Asia	92,092	92,178	83,286
Total	$863,100	$846,087	$800,392
Workplace Safety
Americas	$98,788	$106,910	$109,176
Europe	150,480	170,265	155,957
Australia	48,277	50,589	47,791
Total	$297,545	$327,764	$312,924
Total Company
Americas	$675,944	$663,082	$653,506
Europe	344,332	368,002	328,733
Asia-Pacific	140,369	142,767	131,077
Total	$1,160,645	$1,173,851	$1,113,316
Depreciation & amortization:
ID Solutions	$21,387	$22,075	$23,092
WPS	2,412	3,367	4,211
Total Company	$23,799	$25,442	$27,303
Segment profit:
ID Solutions	$164,953	$143,411	$130,572
WPS	23,025	31,712	25,554
Total Company	$187,978	$175,123	$156,126
Assets:
ID Solutions	$740,437	$737,174	$761,448
WPS	137,799	138,329	154,827
Corporate	279,072	181,428	133,948
Total Company	$1,157,308	$1,056,931	$1,050,223
Expenditures for property, plant & equipment:
ID Solutions	$17,849	$17,283	$12,347
WPS	14,976	4,494	2,820
Total Company	$32,825	$21,777	$15,167
Following is a reconciliation of segment profit to income before income taxes for the years ended July 31, 2019, 2018 and 2017:

	Years Ended July 31,
	2019	2018	2017
Total segment profit	$187,978	$175,123	$156,126
Unallocated costs:
Administrative costs	25,550	27,093	25,111
Gain on sale of business(1)	—	(4,666)	—
Investment and other income	(5,046)	(2,487)	(1,121)
Interest expense	2,830	3,168	5,504
Income before income taxes	$164,644	$152,015	$126,632

(1) Gain on sale of business relates to the WPS segment during the year ended July 31, 2018.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2019	2018	2017	2019	2018	2017
Geographic information:
United States	$674,924	$663,935	$651,294	$365,205	$366,638	$367,418
Other	546,923	573,652	521,791	191,953	193,710	221,458
Eliminations	(61,202)	(63,736)	(59,769)	—	—	—
Consolidated total	$1,160,645	$1,173,851	$1,113,316	$557,158	$560,348	$588,876

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, other intangible assets and goodwill.
10. Net Income per Common Share
Basic net income per common share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding of 52,596 for fiscal 2019, 51,677 for fiscal 2018, and 51,056 for fiscal 2017. The Company utilizes the two-class method to calculate income per share.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2019	2018	2017
Numerator (in thousands):
Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$131,258	$91,060	$95,645
Less:
Preferential dividends	(815)	(799)	(788)
Preferential dividends on dilutive stock options	(13)	(14)	(14)
Numerator for basic and diluted income per Class B Voting Common Share	$130,430	$90,247	$94,843
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	52,596	51,677	51,056
Plus: Effect of dilutive equity awards	727	847	900
Denominator for diluted income per share for both Class A and Class B	53,323	52,524	51,956
Net income per Class A Nonvoting Common Share:
Basic	$2.50	$1.76	$1.87
Diluted	$2.46	$1.73	$1.84
Net income per Class B Voting Common Share:
Basic	$2.48	$1.75	$1.86
Diluted	$2.45	$1.72	$1.83
Options to purchase 372,255, 751,200, and 669,036 shares of Class A Nonvoting Common Stock for the fiscal years ended July 31, 2019, 2018, and 2017, respectively, were not included in the computation of diluted net income per share as the impact of the inclusion of the options would have been anti-dilutive.

11. Commitments and Contingencies
The Company has entered into various non-cancellable operating lease agreements. Rental expense charged to operating expenses on a straight-line basis was $19,984, $15,938, and $17,495 for the years ended July 31, 2019, 2018, and 2017, respectively. Future minimum lease payments required under such leases in effect at July 31, 2019, were as follows:

Years ending July 31,
2020	$18,450
2021	16,132
2022	13,439
2023	10,065
2024	5,656
Thereafter	3,502
$67,244
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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2019 and July 31, 2018, according to the valuation techniques the Company used to determine their fair values.

	Inputs Considered As
	Level 1	Level 2	Fair Values	Balance Sheet Classifications
July 31, 2018
Trading securities	$14,383	$—	$14,383	Other assets
Foreign exchange contracts	—	1,077	1,077	Prepaid expenses and other current assets
Total Assets	$14,383	$1,077	$15,460
Foreign exchange contracts	$—	$3	$3	Other current liabilities
Total Liabilities	$—	$3	$3
July 31, 2019
Trading securities	$15,744	$—	$15,744	Other assets
Foreign exchange contracts	—	474	474	Prepaid expenses and other current assets
Total Assets	$15,744	$474	$16,218
Foreign exchange contracts	$—	$5	$5	Other current liabilities
Total Liabilities	$—	$5	$5
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
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2, as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note 13, “Derivatives and Hedging Activities” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2019 and July 31, 2018.
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
13. Derivatives and Hedging Activities
The Company utilizes forward foreign exchange contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate at a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange contracts. As of July 31, 2019 and 2018, the notional amount of outstanding forward foreign exchange contracts was $29,389 and $32,667, respectively.
The Company hedges a portion of known exposures using forward foreign exchange contracts. Main exposures are related to transactions denominated in the British Pound, Euro, Canadian dollar, Australian dollar, Mexican Peso, Chinese Yuan, Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value in the accompanying Consolidated Balance Sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and in the cash flow hedge section of the Consolidated Statements of Comprehensive Income, and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2019 and 2018, unrealized gains of $805 and $1,017 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to income during the next twelve months when the hedged transactions impact income. For the years ended July 31, 2019, 2018, and 2017, the Company reclassified gains of $1,048, losses of $552, and losses of $486 from OCI into cost of goods sold, respectively.
As of July 31, 2019 and 2018, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $26,013 and $27,150, respectively.
Net Investment Hedges
The Company has also designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75,000 aggregate principal amount of senior unsecured notes consisting of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the Consolidated Statements of Comprehensive Income. As of July 31, 2019 and 2018, the cumulative balance recognized in accumulated other comprehensive income were gains of $12,440 and $9,961, respectively, on the Euro-denominated debt obligations. The changes recognized in other comprehensive income during the years ended July 31, 2019, 2018 and 2017, were gains of $2,480, $612, and losses of $1,792, respectively, on the Euro-denominated debt obligations.
Non-Designated Hedges
During the fiscal years ended July 31, 2019, 2018, and 2017, the Company recognized losses of $52, gains of $24, and losses of $2,508, respectively, in “Investment and other income” in the accompanying Consolidated Statements of Income related to non-designated hedges.
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	July 31, 2019			July 31, 2018
	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$472	$—	$—	$1,076	$—	$—
Foreign currency denominated debt (net investment hedges)	—	—	50,189	—	—	52,668
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	5	—	1	3	—
Total derivative instruments	$474	$5	$50,189	$1,077	$3	$52,668
14. Divestiture
On May 31, 2018, the Company sold Runelandhs Försäljnings AB (“Runelandhs”), a business based in Kalmar, Sweden. Runelandhs is a direct marketer of industrial and office equipment. Its products include lifting, transporting, and warehouse equipment; workbenches and material handling supplies; products for environmental protection; and entrance, reception, and office furnishings. The Runelandhs business was part of the Company’s WPS segment and its income was not material. The Company received proceeds of $19,141, net of cash transferred with the business. The transaction resulted in a pre-tax and after-tax gain of $4,666, which was included in SG&A expenses in the accompanying Consolidated Statements of Income for the year ended July 31, 2018. The divestiture of the Runelandhs business was part of the Company’s continued long-term growth strategy to focus the Company’s energies and resources on growth of the Company’s core businesses.

15. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
Fiscal 2018
Net sales	$290,151	$287,780	$298,421	$297,499	$1,173,851
Gross margin	146,065	143,692	151,082	147,452	588,291
Operating income	35,411	34,796	37,709	44,780	152,696
Net income	25,836	4,273	26,000	34,951	91,060
Net income per Class A Nonvoting Common Share:
Basic *	$0.50	$0.08	$0.50	$0.67	$1.76
Diluted *	$0.49	$0.08	$0.49	$0.66	$1.73
Fiscal 2019
Net sales	$293,196	$282,426	$289,745	$295,278	$1,160,645
Gross margin	146,539	139,810	145,749	146,580	578,678
Operating income	40,622	36,030	39,621	46,155	162,428
Net income	30,637	29,227	34,781	36,613	131,258
Net income per Class A Nonvoting Common Share:
Basic	$0.59	$0.56	$0.66	$0.69	$2.50
Diluted	$0.58	$0.55	$0.65	$0.68	$2.46
* The sum of the quarters does not equal the year-to-date total due to the quarterly changes in weighted-average shares outstanding.
16. Subsequent Events
On August 1, 2019, the Company entered into a $200,000 multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company's previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, which has a final maturity date of August 1, 2024, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1%, the prime rate of Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio, or the one-month LIBOR rate plus 1%) or a Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio). At the Company’s option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200,000 up to $400,000. The new credit agreement is guaranteed by certain of the Corporation’s domestic subsidiaries and contains various financial covenants, including a debt-to-EBITDA ratio of 3.50-to-1.0 and an interest coverage ratio of 3.0-to-1.0.
On September 5, 2019, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.85 to $0.87 per share. A quarterly dividend of $0.2175 will be paid on October 31, 2019, to shareholders of record at the close of business on October 10, 2019. This dividend represents an increase of 2.4% and is the 34th consecutive annual increase in dividends.
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
With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2019, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2019, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Brady Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2019, of the Company and our report dated September 6, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 6, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
J. Michael Nauman	57	President, CEO and Director
Aaron J. Pearce	48	Chief Financial Officer and Treasurer
Louis T. Bolognini	63	Senior V.P., General Counsel and Secretary
Bentley N. Curran	57	V.P. - Digital Business and Chief Information Officer
Thomas J. Felmer	57	Senior V.P., President - Workplace Safety
Helena R. Nelligan	53	Senior V.P. - Human Resources
Russell R. Shaller	56	Senior V.P., President - Identification Solutions
Ann E. Thornton	37	Chief Accounting Officer and Corporate Controller
Patrick W. Allender	72	Director
Gary S. Balkema	64	Director
David S. Bem	50	Director
Elizabeth P. Bruno	52	Director
Nancy L. Gioia	59	Director
Conrad G. Goodkind	75	Director
Frank W. Harris	77	Director
Bradley C. Richardson	61	Director
Michelle E. Williams	58	Director
J. Michael Nauman - Mr. Nauman has served on the Company’s Board of Directors and as the Company’s President and CEO since August 2014. Prior to joining the Company, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he became Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor for Arthur Andersen and Company and Controller and then President of Ohio Associated Enterprises, Inc. Mr. Nauman’s broad operational and financial experience and perspective as the Company's CEO, as well as his leadership and strategic perspective, provide the Board with insight and expertise to drive the Company’s growth and performance. Mr. Nauman holds a bachelor’s of science degree in management from Case Western Reserve University. He is a certified public accountant and chartered global management accountant. He is a board member of the Arkansas Science, Technology, Engineering and Math Coalition, Museum of Discovery, and the Quapaw area council of the Boy Scouts of America.
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

David S. Bem, Ph.D - Dr. Bem was elected to the Board of Directors in 2019. He serves as a member of the Technology Committee. Dr. Bem is Vice President, Science and Technology and Chief Technology Officer of PPG. Prior to PPG, he spent 8 years at Dow Chemical Company in a number of research and development roles, most recently as Vice President, Research and Development Consumer Solutions and Infrastructure Solutions, and also worked in research and development roles at Celanese Corporation and UOP/Honeywell International, Inc. Dr. Bem’s extensive experience in technology and research and development provides the Board with important expertise in new product development and innovation.
Elizabeth P. Bruno, Ph.D - Dr. Bruno was elected to the Board of Directors in 2003. She serves as a member of the Corporate Governance and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Technology Committee and is a member of the Management Development and Compensation Committee.  She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She has served as a director of Meggit PLC since 2017 and as the Executive Director of Blue Current since 2019, and previously served as director of Exelon Corporation. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as her general business experience, provides the Board with important expertise in product development and operations.
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
Michelle E. Williams, Ph.D - Dr. Williams was elected to the Board of Directors in 2019. She serves as a member of the Technology Committee. Dr. Williams is Global Group President of Altuglas International, a subsidiary of Arkema S.A. Prior to Arkema, she spent 23 years with Rohm and Haas Company and Dow Chemical in manufacturing, commercial, strategy and general management positions. She was General Manager, Chemical Mechanical Polishing Technologies, and later, General Manager, Adhesives and Sealants. Dr. Williams’ experience in commercial, technology and business leadership roles provides the Board with important expertise in innovation, new product development and operations.
All Directors serve until their respective successors are elected at the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors. None of the Company's Directors or executive officers has any family relationship with any other Director or executive officer.
Board Leadership Structure - The Board does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Since September 2015, the Board’s leadership structure has included a non-executive Chair. Mr. Goodkind, an independent Director, has served in that position since its creation. The duties of the non-executive Chair include, among others: chairing meetings of the Board and executive sessions of the non-management Directors; meeting periodically with the Chief Executive Officer and consulting as necessary with management on current significant issues facing the Company; facilitating effective communication among the Chief Executive Officer and all members of the Board; and overseeing the Board's shareholder communication policies and procedures.
The Board believes that its current leadership structure enhances the Board's oversight of, and independence from, Company management; the ability of the Board to carry out its roles and responsibilities on behalf of the Company’s shareholders; and the Company’s overall corporate governance.
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
Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s Directors other than Mr. Nauman, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2019. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s Directors from being considered independent. Based on application of the NYSE independence criteria, all Directors, with the exception of Mr. Nauman, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.
Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. As Chair of the Board, Mr. Goodkind is the presiding Director at these sessions. In fiscal 2019, there were five executive sessions. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.
Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender, Balkema, and Goodkind. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company's employees, officers and Directors. The code of ethics can be viewed at the Company's corporate website, www.bradycorp.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.
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
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2019, all Section 16(a) filing requirements were complied with other than with respect to the following:

•Forms 4 for Messrs. Allender, Goodkind and Richardson were not filed on or before October 11, 2018, to report the receipt of 626, 955 and 166 shares of Class A Nonvoting Common Stock, respectively, that were granted as compensation for their services as a director on October 9, 2018. These transactions were reported on Forms 4 that were filed on November 9, 2018; and

•The sale by Mr. Bolognini of 1,368 shares of Class A Nonvoting Common Stock on June 5, 2019, that was omitted from the Form 4 filed for Mr. Bolognini on June 6, 2019, due to an administrative error. This sale was reported on a Form 4/A that was filed on July 23, 2019.

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
For fiscal 2019, the following named executive officers' compensation is disclosed and discussed in this section (the “NEOs”):

•	J. Michael Nauman, President, Chief Executive Officer and Director;

•	Aaron J. Pearce, Chief Financial Officer and Treasurer;

•	Louis T. Bolognini, Senior Vice President, General Counsel and Secretary;

•	Helena R. Nelligan, Senior Vice President, Human Resources;

•	Russell R. Shaller, Senior Vice President and President - Identification Solutions.
Executive Summary
Fiscal 2019 Business Highlights
Refer to Item 1(a) "General Development of Business" for a business overview and key initiatives during fiscal 2019. Highlights for fiscal 2019 include:

•
Our fiscal 2019 income before income taxes was $164.6 million, an increase of $12.6 million over fiscal 2018 income before income taxes of $152.0 million. Additionally, fiscal 2018 income before income taxes includes the gain on the sale of the Company's Runelandhs business in Sweden of $4.7 million.

•	Cash flow from operating activities was $162.2 million during fiscal 2019, an increase of $19.2 million compared to fiscal 2018.

•
Net sales were $1,160.6 million in fiscal 2019 compared to $1,173.9 million in fiscal 2018, a decrease of 1.1%. Organic sales increased 2.8%, while foreign currency translation decreased sales by 2.6% and the divestiture of Runelandhs decreased sales by 1.3%.

Fiscal 2019 Executive Summary
For fiscal 2019, the Board of Directors approved a 4.0% increase in base salary for Mr. Nauman. In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce, Shaller, Bolognini and Ms. Nelligan. All increases were made to recognize the performance, current scope of responsibilities and peer company data for each executive and, with regard to Messrs. Pearce and Shaller, to better align their base salary with individuals holding comparable positions at peer companies.
Fiscal 2019 equity grants were made in the form of time-based stock options, time-based restricted stock units ("RSUs") and performance-based RSUs, of which the quantity was based upon the average stock price on the grant date. Generally, one-third of the award granted was in the form of stock options, which are inherently performance-based and have value only to the extent that the price of our stock increases. Another one-third of the equity award granted was in the form of RSUs that vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The final one-third of the equity award granted was in the form of performance-based RSUs, which reinforce the Company's pay-for-performance philosophy where the level of rewards is aligned to Company performance. The performance-based RSU awards granted in fiscal 2019 have a three-year performance period with the number of shares issued at vesting determined by the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award.

Executive Compensation Practices
As part of the Company's pay-for-performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of the NEOs' possible compensation is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements
Mr. Nauman is required to own shares in the Company at a value equal to five times his base salary. Messrs. Pearce and Shaller are required to own shares in the Company at a value equal to three times their base salaries. Mr. Bolognini and Ms. Nelligan are required to own shares in the Company at a value equal to two times their base salary. Our NEOs are expected to obtain the required ownership levels within five years and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of the equity award, until such time as they meet the requirements.

Clawback Provisions
Following a review and analysis of relevant governance and incentive compensation practices and policies across our compensation peer group and other public companies, the Committee instituted a recoupment policy in August 2013 under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. If the Committee determines that an executive officer or other key executive of the Company who participates in any of the Company's incentive plans has engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements or fraudulent or other willful and deliberate conduct that is detrimental to the Company or there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the payments/awards had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this policy enhances the Company's compensation risk mitigation efforts. While the policy affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee will conform the policy to any requirements that may be promulgated by the national stock exchanges in the future, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Performance Thresholds and Caps
Our cash incentive awards are determined based on financial results for organic revenue, income before income taxes, division organic revenue, division operating income, and achievement of fiscal year objectives, which aggregate to a maximum payout of 185% of target.  Executive officers then receive a performance rating that results in a multiplier ranging from 0% to 150%, resulting in a maximum cash incentive award payout of 278% of target opportunities.

We grant equity compensation to executive officers that promotes long-term financial and operating performance by delivering incremental value to the extent our stock price increases over time. In fiscal 2017, we incorporated an annual grant of performance-based RSUs to executive officers with the number of shares issued at vesting determined by the achievement of certain financial performance goals or Company performance relative to a benchmark over a three-year period.

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

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments
Mr. Nauman's maximum cash benefit is equal to two times salary and two times target annual cash incentive plus a prorated target annual cash incentive in the year in which the termination occurs. For all other NEOs, the maximum cash benefit is equal to two times salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, performance-based (at target) and time-based RSUs become unrestricted and fully vested.

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

•
Deliver compensation plans that are both internally equitable when comparing similar roles and levels within the Company and externally competitive when comparing to the external market and the Company’s designated peer group;

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

•	Institute a pay-for-performance philosophy where level of rewards are aligned to Company performance.
Determining Compensation
Management Development & Compensation Committee’s Role
The Committee is responsible for monitoring and approving the compensation of the Company's NEOs. The Committee approves compensation and benefit policies and strategies, approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation, oversees the development process and reviews development plans of key executives, reviews compensation-related risk, administers our equity incentive plans, and consults with management regarding employee compensation generally. With respect to executive officers, each fiscal year, the Committee approves base salary adjustments, equity incentive awards, the annual cash incentive paid for performance target achievement in the prior fiscal year, and the annual cash incentive performance targets for the upcoming fiscal year. The Committee reviews a summary of the components of compensation for each executive officer annually. Reviewing this information allows the Committee to evaluate how a potential change to an element of our compensation program would affect the respective executive officer's overall compensation. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive opportunity, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm and legal counsel to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2019, the Committee utilized the services of Meridian Compensation Partners and Compensation Strategies, Inc. as compensation consultants and Quarles & Brady LLP, as legal counsel, each of which were determined to be independent by the Corporate Governance Committee.

Management’s Role
To aid in determining compensation for fiscal 2019, management obtained compensation data on peer group executive officer compensation through a standard data subscription with Equilar, Inc. and published survey data from Aon Hewitt. For fiscal 2019, Mr. Nauman used this data to make recommendations to the Committee concerning compensation for each named executive officer ("NEO") other than himself. In setting compensation for NEOs, the Committee takes into consideration these recommendations, along with Company results during the previous fiscal year, the level of responsibility, demonstrated leadership capability, the compensation levels of executives in comparable roles from within our peer group and the results of annual performance reviews which, for our chief executive officer, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. In addition, during fiscal 2019, the Committee took into consideration the recommendations of Meridian Compensation Partners, particularly with respect to compensation elements for the chief executive officer. Mr. Nauman did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.
Components of Compensation
Our total compensation program includes five components: base salary, annual cash incentives, long-term equity incentives, employee benefits and perquisites. We use these components of compensation to attract, retain, motivate, develop and reward our executives.
For fiscal 2019, equity incentive awards comprised approximately 61% of Mr. Nauman’s total target compensation and approximately 52% of the total target compensation of the other NEOs. Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with the interests of our shareholders.
The total of base salary, annual cash and long-term equity incentive components, in general, is targeted at market median for the achievement of performance goals, with an opportunity for upper quartile pay when upper quartile performance is achieved. Our compensation structure is balanced by the payment of below market median compensation to our NEOs when actual financial results or individual performance do not meet expected results. The following table describes the purpose of each component of compensation and how that component is related to our pay-for-performance approach:

Compensation Component	Purpose of Compensation Component	Compensation Component in Relation to Performance
Base salary	A fixed level of income used to attract and retain executives by compensating for the primary functions and responsibilities of the position.	Base salary increase depends upon individual performance, displayed skills and competencies and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward executives for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance, achievement of fiscal year objectives and individual performance of each executive determines the amount of the executive's annual cash incentive award.

Annual equity incentive award: Time-based stock options, time-based RSUs and performance-based RSUs	To attract, retain, motivate and reward executives for the successful creation of long-term shareholder value.
An assessment of executive leadership, experience and expected future contribution, combined with market data, are used to determine the amount of equity granted to each executive.

Stock options are inherently performance-based in that the value is dependent upon the increase in the stock price.

Time-based RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

Performance-based RSUs are intended to align executives with long-term financial goals and the creation of long-term shareholder value.

Benchmarking Total Compensation
The Committee uses peer group data to test the reasonableness and competitiveness of several components of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The following 19 companies were included in the fiscal 2019 total compensation analysis conducted using publicly available data:

Actuant Corporation	Graco Inc.	Myers Industries Inc.
Apogee Enterprises, Inc.	HB Fuller Company	Nordson Corporation
Barnes Group Inc.	Hexcel Corporation	Powell Industries, Inc.
EnPro Industries, Inc.	IDEX Corporation	Watts Water Technologies, Inc.
Entegris, Inc.	II-VI Incorporated	Zebra Technologies Corporation
ESCO Technologies Inc.	Modine Manufacturing Company
Federal Signal Corp.	Mine Safety Appliances Company
Fiscal 2019 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	Fiscal 2019	Fiscal 2018	Percentage Increase
J. Michael Nauman	$806,000	$775,000	4.0%
Aaron J. Pearce	396,440	374,000	6.0%
Louis T. Bolognini	350,277	341,734	2.5%
Helena R. Nelligan	316,787	309,060	2.5%
Russell R. Shaller	378,931	360,887	5.0%

Annual Cash Incentive Awards
The Company is managed on a global basis with three business divisions, ID Solutions, Workplace Safety and People ID, which aggregate into two reportable segments: ID Solutions and Workplace Safety. All executives participate in an annual cash incentive plan, which is based on fiscal year financial results of the Company or a division. Management and the Committee evaluates the performance metrics of the cash incentive award program on an annual basis, and concluded that the components of the fiscal 2019 plan represent critical elements of the Company’s performance that combined are designed to result in sustainable long-term growth in sales and profit. Set forth below is a description of the fiscal 2019 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total organic sales	Total organic sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	30%	Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan
Income before income taxes	Income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. Income before income taxes excludes the impact of acquisitions or divestitures.	50%	Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan
Division organic sales	Division organic sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	30%	Mr. Shaller
Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	50%	Mr. Shaller
Fiscal year objectives	In fiscal 2019, the Company had six fiscal year objectives that were established at the beginning of the fiscal year and viewed as critical to the execution of the Company's strategy.	20%	All NEOs
The funding of the fiscal 2019 annual cash incentive plan was determined by the achievement of certain sales and profit metrics compared to stated thresholds, as well as the achievement of six fiscal year objectives that were established at the beginning of the fiscal year. The annual cash incentive plan includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue or fiscal year objectives.
Individual contribution is determined by assessing the level of achievement of each NEO’s individual annual goals combined with their ability to deliver on the competencies needed to achieve those goals. The competencies include items such as optimizing work processes through continuous improvement initiatives, building strong customer relationships and providing excellent customer service, creating innovative new product solutions, and developing our people. Individual annual goals and competencies are included in each NEO’s assessment to ensure they are focused on initiatives within their area of responsibility that will increase both sales and profitability and drive long-term value for our shareholders.
While our objective is to set goals that are quantitative and measurable, certain elements of the performance assessment may be subjective. Assessments and rating recommendations for all NEOs, except the CEO, are delivered to the Committee by the CEO in July. The CEO provides the Committee with a self-assessment of his own performance without a rating recommendation and the Committee determines the rating of the CEO.
Our rating system consists of five performance levels, each with a predetermined maximum multiplier that is applied to the available annual cash incentive that is earned and payable to the NEO based upon their contribution to the fiscal year objectives and their individual annual goals: Unsatisfactory - 0%; Needs Improvement - 50%; Fully Meets Objectives - 100%; Exceeds Objectives - 125%; and Outstanding - 150%. The target annual cash incentive award that would be payable to each NEO is calculated as a percentage of the NEO’s eligible compensation, which is defined as base salary paid during the fiscal year. The achievement of the financial performance metrics defined in the table above is applied to this target for each NEO, and their individual performance rating is then incorporated resulting in the annual cash incentive award. The following section details this calculation for each NEO.
Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan
The cash incentive payable to Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan for fiscal 2019 was based on total organic sales, income before income taxes and the achievement of fiscal year objectives. For fiscal 2019, an annual cash incentive was funded for the achievement of total organic sales, income before income taxes, and for the achievement of certain fiscal year objectives. The multiplier for individual performance was applied to the achievement of the three components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan were as follows:

				Fiscal 2019 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Organic Sales (30%)(millions)	$1,160.0	$1,195.1	$1,206.4 or more		$1,192.6	93%
Income before income taxes (50%)(millions)	$146.2	$161.8	$176.3 or more		$170.3	158%
Fiscal Year Objectives (20%)	0%	100%	125%			116%
Individual Performance Multiplier	0%	100%	150%			Varies
Fiscal 2019 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
J.M. Nauman	0%	100%	278%	163%	163%	$1,290,375
A.J. Pearce	0%	65%	180%	130%	85%	$327,699
L.T. Bolognini	0%	60%	167%	163%	98%	$338,316
H.R. Nelligan	0%	50%	139%	130%	65%	$203,980

Mr. Nauman's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Strategy - Objective focused on defining and aligning the Company’s corporate and divisional strategies, establishing the strategic direction and financial goals for each division, and executing the established strategy. The Company’s corporate and divisional strategies are focused on delivering long-term shareholder value through sustainable improvements in organic sales, operating income, and cash generation.

•	Organic sales growth - Objective focused on delivering organic sales growth. The Company’s organic sales growth rate accelerated from 2.6% in fiscal 2018 to 2.8% in fiscal 2019.

•
Income before income taxes - Objective focused on increasing income before income taxes while making the investments necessary for sustainable long-term organic sales growth. Excluding the $4.7 million gain on the sale of Runelandhs in fiscal 2018, income before income taxes increased from $147.3 million in fiscal 2018 to $164.6 million in fiscal 2019 and from 12.6% of net sales in fiscal 2018 to 14.0% of net sales in fiscal 2019.

After a review of Mr. Nauman’s performance, the Committee determined that Mr. Nauman’s resulting performance level was 125% for his individual performance multiplier.
Mr. Pearce's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Cash flow - Objective focused on delivering strong cash flow in relation to net income. The Company’s cash flow from operating activities was $162.2 million in fiscal 2019, which equates to 123.6% of net income.

•
Selling, general and administrative expenses - Objective focused on reducing selling, general and administrative expenses throughout the Company, with a specific focus on general and administrative expenses. Excluding the impact of the gain on the sale of a business in fiscal 2018, selling, general and administrative expenses were reduced by 6.1% from fiscal 2018 to fiscal 2019 through ongoing efficiency gains and sustainable process improvement initiatives.

•
Income before income taxes - Objective focused on improving income before income taxes while making the investments necessary for sustainable long-term organic sales growth in future years. Excluding the $4.7 million gain on the sale of Runelandhs in fiscal 2018, income before income taxes improved from $147.3 million in fiscal 2018 to $164.6 million in fiscal 2019 and from 12.6% of net sales in fiscal 2018 to 14.0% of net sales in fiscal 2019.

After a review of Mr. Pearce's performance, the Committee determined that Mr. Pearce's resulting performance level was 100% for his individual performance multiplier.
Mr. Bolognini's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•	Compliance - Objective focused on ensuring continued compliance with domestic and international laws and regulations, as well as maintaining internal compliance programs.

•	Facility Costs - Objective focused on the continued reduction of facility costs such as utilities and space used in production, distribution and selling activities.

•	Equipment Risk Review - Objective focused on the completion of an expanded production equipment risk review as well as the completion of actions to mitigate identified risks.
After a review of Mr. Bolognini's performance, the Committee determined that Mr. Bolognini's resulting performance level was 125% for his individual performance multiplier.
Ms. Nelligan's individual performance multiplier was the result of her contribution to several fiscal year objectives and individual annual goals as follows:

•
Employee Engagement - Objective focused on the implementation of a social media strategy and the completion of a global employee engagement survey with the goal of improving overall employee engagement within the Company.

•
Inclusion and Diversity - Objective focused on the implementation of a diversity council and the execution of tangible actions including training and the formation of affinity groups with the common goal of increasing inclusion and diversity within the Company.

•	Rewards and Recognition - Objective focused on the implementation of a revised employee reward and recognition system process to enable a stronger connection between performance and monetary rewards.
After a review of Ms. Nelligan's performance, the Committee determined that Ms. Nelligan's resulting performance level was 100% for her individual performance multiplier.
Mr. Shaller
The cash incentive payable to Mr. Shaller for fiscal 2019 was based on achievement of IDS division organic sales, IDS division operating income, and the achievement of fiscal year objectives. For fiscal 2019, an annual cash incentive was funded for the achievement of IDS division organic sales, IDS division operating income, and for the achievement of certain fiscal year objectives. The multiplier for individual performance was applied to the achievement of the three components to arrive at the final cash incentive award achieved.
The threshold, target, maximum and actual payout amounts for Mr. Shaller were as follows:

				Fiscal 2019 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
IDS Division Organic Sales (30%)(millions)	$626.3	$655.7	$663.9 or more		$653.3	92%
IDS Division Operating Income (50%)(millions)	$139.4	$155.7	$164.5 or more		$159.1	139%
Fiscal Year Objectives (20%)	0%	100%	125%			116%
Individual Performance Multiplier	0%	100%	150%			125%
Fiscal 2019 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	60%	167%	151%	91%	$337,582

Mr. Shaller's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:

•
Innovation development process - Objective focused on implementing sustainable processes to grow the Company’s pipeline of new products and deliver to market in a timely and cost-effective manner. Numerous new products were launched during fiscal 2019, including several printers introducing expanded software and mobile capabilities. The new product pipeline was streamlined and improved which has reduced the time frame and cost to move from new product idea to product launch.

•
IDS organic sales growth - Objective focused on accelerating organic sales growth in the IDS segment. Organic sales within the IDS segment increased by 3.4% in fiscal 2018 and organic growth accelerated to 4.1% in fiscal 2019.

•
Operational excellence - Objective focused on our manufacturing facilities while reducing division SG&A in a sustainable manner to deliver improved IDS segment profit. Improvements resulted in an improved gross profit margin and a 15.0% increase in segment profit in the IDS segment when compared to fiscal 2018.

After a review of Mr. Shaller's performance, the Committee determined that Mr. Shaller's resulting performance level was 125% for his individual performance multiplier.
The Committee regularly evaluates the impact of unusual events on a case-by-case basis along with compensation policies and practices in light of ongoing developments and best practices in the area of incentive compensation. For fiscal 2019, no adjustments were made to the financial results for unusual and unforeseen events that would have an impact on the Company's annual cash incentive for its NEOs.
Long-Term Equity Incentive Awards
The Company utilizes a variety of long-term equity incentive vehicles including time-based stock options, time-based RSUs and performance-based RSUs to attract, retain and motivate key employees who directly impact the long-term performance of the Company. The size and type of equity awards for executives other than the chief executive officer are determined annually by the Committee with input from the chief executive officer. With regard to the award size granted to the chief executive officer, the Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant.
For fiscal 2019, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies. The Committee then approved fiscal 2019 awards consisting of a combination of time-based stock options, time-based RSUs and performance-based RSUs.
Time-based Stock Options:  Stock options generally vest one-third annually for three years and have a ten-year term.  The Committee has the ability to vary both the term and vesting schedule for new stock option grants in accordance with the terms of the plan.  All stock options are granted to the NEOs during the first quarter of each fiscal year following the Committee's approval, with an exercise price equal to the average of the high and low stock price on the grant date. No dividends are paid or accrued prior to the issuance of shares.
Time-based RSUs: RSUs generally vest one-third annually for three years. The Committee has the ability to vary both the term and vesting schedule for new RSU grants in accordance with the terms of the plan. All RSUs are granted following the Committee's approval, with a fair value equal to the average of the high and low stock price on the grant date.
Performance-based RSUs:  Performance-based RSUs granted in fiscal years 2017 and 2018 ("PRSUs") vest based upon the achievement of average organic revenue growth and average operating income growth over a three-year performance period.  The organic revenue and operating income growth metrics are based on consideration of the Company's three-year operating plan, overall strategy and stretch goals in order to emphasize the importance of long-term decision-making to both the financial success of the Company and to improve shareholder value. The PRSUs have a fair value equal to the average of the high and low stock price on the date of grant, and will vest between 40% and 200% of target if the combination of average organic sales growth and average operating income growth over the three-year performance period are met. If the minimum vesting threshold of 40% is not achieved, then the PRSUs will be forfeited.
Performance-based RSUs granted in fiscal 2019 ("TSR PRSUs") vest based upon the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period. The TSR PRSUs have a fair value determined by a third-party valuation involving a Monte Carlo simulation. The TSR PRSUs will vest between 25% and 200% of target depending on the relative three-year TSR performance. If the minimum vesting threshold of 25% is not achieved, then the TSR PRSUs will be forfeited.
No dividends are paid or accrued on the performance-based or time-based RSUs prior to the issuance of shares.

The following is a summary of long-term equity incentive awards granted during fiscal 2019:
Fiscal 2019 Annual Equity Awards

Named Officers	Total Grant Date Fair Value	Time-Based Stock Options Grant Date Fair Value	Performance-based RSUs (at target) Grant Date Fair Value	Time-Based RSUs Grant Date Fair Value
J.M. Nauman	$2,909,915	$869,998	$1,170,004	$869,913
A.J. Pearce	981,146	293,336	394,497	293,313
L.T. Bolognini	362,404	108,338	145,712	108,354
H.R. Nelligan	734,480	100,000	134,507	499,973
R.R. Shaller	724,764	216,675	291,424	216,665
Performance-based RSUs Earned for the Fiscal 2017 - 2019 Performance Period: The performance metrics for the performance-based RSUs granted in fiscal 2017 are described above. Target payout of 100% could be achieved through one of the following four combinations of average annual organic sales growth and average annual operating income growth:

Average annual organic sales growth (decline)	Average annual operating income growth
2.25%	6.00%
2.00%	10.00%
(1.00)%	11.00%
(2.00)%	12.00%
The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2017 - 2019 performance-based RSU cycle:

Performance Metric	Threshold (40%)	Maximum (200%)	Actual Performance	% Payout Achieved
Average annual organic sales growth	(2.0)%	2.5%	2.1%	160%
Average annual operating income growth	6.0%	12.0%	12.1%	160%
Other Elements of Compensation
Health and Welfare Benefits: We provide subsidized health and welfare benefits which include medical, dental, life and accidental death or dismemberment insurance, disability insurance and paid time off. Executive officers are entitled to participate in our health and welfare plans on generally the same terms and conditions as other employees, subject to limitations under applicable law. In addition, the Company maintains a supplemental disability policy for executives. The supplemental disability policy provides for an additional 15% of compensation, up to a maximum additional benefit of $5,000 per month. Brady Corporation pays the premiums for these benefits; therefore, these benefits represent taxable benefits to the executive.
Retirement Benefits: Brady employees (including NEOs) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Matched 401(k) Plan”). In addition, NEOs in the United States and employees at certain of our United States locations are also eligible to participate in the Brady Corporation Funded Retirement Plan (“Funded Retirement Plan”).
The Funded Retirement Plan is a defined contribution plan through which the Company contributes 4% of the annual wages of each eligible participant. In addition, participants may elect to defer up to 5% of their annual wages into the Matched 401(k) Plan, which is matched up to an additional 4% contribution from the Company. Participants may elect to contribute an additional 45% of their eligible earnings to their Matched 401(k) Plan account without an additional matching contribution from the Company, which is subject to specified maximum limits allowed by the Internal Revenue Service ("IRS"). The assets of the Matched 401(k) Plan and Funded Retirement Plan credited to each participant are invested by the trustee of the Plans as directed by each plan participant in a variety of investment funds as permitted by the Plans. Participants in the Matched 401(k) Plan become fully vested in employer contributions over a two-year period of continuous service. Employer contributions to the Funded Retirement Plan become fully vested over a six-year period of continuous service.
Benefits are generally payable upon the death, disability, or retirement of the participant, or upon termination of employment before retirement, although benefits may be withdrawn from the Matched 401(k) Plan and paid to the participant in certain circumstances. Under certain specified circumstances, the Matched 401(k) Plan allows a participant to withdraw loans on their account.
Deferred Compensation Arrangements: The Company has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan that allow for compensation to be deferred into either the Company’s Class A Nonvoting Common Stock or in other investment funds. Both the Director Deferred Compensation and the Executive Deferred Compensation Plans disallow transfers from other investment funds into the Company’s Class A Nonvoting Stock, and both disallow transfers from the Company’s Class A Nonvoting Stock into other investment funds. The assets in both deferred compensation plans are held in a Rabbi Trust and are invested by the trustee as directed by the participant. Executives and Directors may elect whether to receive their account balance following termination of employment in a single lump sum payment or by means of distribution under an annual installment method. Distributions of the Company’s Class A Nonvoting Common Stock are made in-kind; distributions of mutual funds are in cash.
Executives are eligible to participate in the Brady Restoration Plan, which is a non-qualified deferred compensation plan that allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits of participation in a qualified 401(k) plan.
Perquisites: Brady provides executives with the following perquisites:

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
The Board of Directors has established the following stock ownership requirements for our NEOs:

J.M. Nauman	5 times base salary
A.J. Pearce	3 times base salary
L.T. Bolognini	2 times base salary
H.R. Nelligan	2 times base salary
R.R. Shaller	3 times base salary
The stock ownership requirement for each director is five times the annual cash retainer.
Our NEOs are expected to meet their ownership requirement within five years and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs met their respective ownership requirements as of July 31, 2019. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
Actual stock ownership of each of the NEOs are reviewed on an annual basis to ensure the guidelines are met. The following equity balances are included for purposes of determining whether an executive meets his or her ownership requirements: the fair market values of Company stock owned, Company stock held in the Executive Deferred Compensation Plan, Company stock held in the Matched 401(k) Plan, time-based RSUs, and the value of vested and “in the money” stock options. The fair market value of performance-based RSUs are excluded from the determination of executive ownership levels.
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

Employment and Change of Control Agreements
In fiscal 2019, the Company did not have employment agreements with our executives. The offer letter entered into with Mr. Nauman on August 1, 2014, provides that he is deemed an at-will employee, but will receive a severance benefit equal to two times the sum of his base salary and target annual cash incentive in the event his employment is terminated without cause or he resigns for good reason as described therein. The offer letter also contains 24-month non-competition and non-solicitation provisions, as well as standard confidentiality, waiver and non-disparagement provisions. The offer letter entered into with Mr. Shaller on June 22, 2015, provides that he is deemed an at-will employee, but will receive a severance benefit equal to his base salary plus target annual cash incentive in the event his employment is terminated without cause or he resigns for good reason as described therein.
The Board of Directors of Brady Corporation approved change of control agreements for all of the NEOs of the Company. The agreements applicable to the NEOs, other than Mr. Nauman, provide a payment of an amount equal to two times their annual base salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs in the event of termination or resignation for good cause (as defined in the change of control agreement) upon a change of control. Under the terms of the change of control agreement with Mr. Nauman, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the change of control agreement), Mr. Nauman will receive two times his annual base salary, two times his target annual cash incentive, and the amount of his target annual cash incentive prorated based on when the termination occurs. All of the NEO's agreements provide for up to $25,000 of attorney fees to enforce the executive's rights under the agreement. Payments under the agreement will be spread over two years.
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
Non-Compete/Non-Solicitation/Confidentiality
Agreements memorializing equity awards under the Company's 2012 Omnibus Incentive Stock and 2017 Omnibus Incentive Plans contain non-competition, non-solicitation and confidential information covenants applicable to the award recipients. The confidential information covenant prohibits the use, disclosure, copying or duplication of the Company's confidential information other than in the course of authorized activities conducted in the course of the recipient's employment with the Company. The other covenants prohibit the NEOs for 12 months after termination of employment with the Company, from (i) performing duties for or as a competitor of the Company which are the same or similar to those performed by the recipient in the 24 months prior to termination of employment with the Company, (ii) soliciting customers for the sale of competitive products, (iii) soliciting employees to join a competitor or otherwise terminate their relationship with the Company, or (iv) interfering in the Company's relationships with its vendors and suppliers.
Tax Considerations
Section 162(m) of the Internal Revenue Code generally disallows a federal income tax deduction to publicly traded companies for compensation in excess of $1 million per year paid to certain executive officers and, beginning in 2018, certain former executive officers. Historically, the $1 million deduction limit generally has not applied to compensation that satisfies IRS requirements for qualified performance-based compensation. Effective for tax years beginning after July 31, 2018, the exemption for qualified performance-based compensation from the deduction limitation of Code Section 162(m) has been repealed, unless transition relief for certain compensation arrangements in place as of November 2, 2017 is available.
The Committee's intent is to preserve the deductibility of executive compensation to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, the Committee believes Section 162(m) is only one of several relevant considerations in establishing executive compensation and believes Section 162(m) implications should not compromise its ability to design and maintain executive compensation arrangements intended to, among other things, attract, motivate and help retain a highly qualified and successful management team to lead the Company. As a result, the Committee retains the flexibility to provide compensation it determines to be in the best interests of the Company and its shareholders even if that compensation ultimately is not deductible for tax purposes. Moreover, even if we have in the past intended to grant qualifying performance-based compensation for purposes of Section 162(m), we cannot guarantee that such compensation will so qualify or ultimately will be deductible by us.

Accounting Considerations
When reviewing preliminary recommendations and in connection with approving the terms of a given incentive plan, management and the Committee review and consider the accounting implications of a compensation arrangement, including the estimated expense and other accounting and disclosure requirements. With consideration of the accounting treatment associated with an incentive plan design, management and the Committee may alter or modify the incentive award if the award and the related accounting consequences were to adversely affect our financial performance.
Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2019, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Harris and Richardson, and Ms. Gioia. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.
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

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the fiscal year ended July 31, 2019, for services rendered to the Company and its subsidiaries during the fiscal years ended July 31, 2019, July 31, 2018 and July 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Time-based and Performance-based RSUs ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
J.M. Nauman, President, CEO & Director	2019	$794,077	$—	$2,039,917	$869,998	$1,290,375	$246,562	$5,240,929
	2018	759,616	—	1,666,728	833,340	1,712,933	202,808	5,175,425
	2017	721,538	—	1,666,702	833,338	1,259,987	143,598	4,625,163
A.J. Pearce, CFO & Treasurer	2019	$387,810	$—	$687,810	$293,336	$327,699	$96,023	$1,792,678
	2018	360,923	—	586,707	293,338	488,329	97,767	1,827,064
	2017	332,308	—	586,712	293,337	417,811	74,651	1,704,819
L.T. Bolognini, Senior VP, General Counsel and Secretary	2019	$346,991	$—	$254,066	$108,338	$338,316	$95,724	$1,143,435
	2018	340,432	—	216,675	108,335	368,484	90,113	1,124,039
	2017	337,062	—	216,694	108,334	282,525	77,981	1,022,596
H.R. Nelligan, Senior VP, Human Resources	2019	$313,815	$—	$634,480	$100,000	$203,980	$71,199	$1,323,474
	2018	306,729	—	200,033	100,001	138,335	84,631	829,729
	2017	301,846	—	200,038	100,006	263,550	68,666	934,106
R.R. Shaller, Senior VP & President - Identification Solutions	2019	$371,991	$—	$508,088	$216,675	$337,582	$114,333	$1,548,669
	2018	355,548	—	366,718	183,341	539,722	113,141	1,558,470
	2017	344,312	—	366,701	183,338	425,140	125,664	1,445,155

(1)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based RSUs and performance-based RSUs. The grant date fair value is calculated based on the number of shares of Class A Common Stock underlying the time-based RSUs and fiscal years 2017 and 2018 performance-based RSUs (at target), times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value for the fiscal year 2019 performance-based RSUs is calculated based on the number of shares of Class A Common Stock underlying the performance-based RSUs (at target), times a fair value per unit derived from a third-party valuation using a Monte Carlo simulation due to the presence of a market condition in the award. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target level of performance-based RSUs (100%).

(2)
Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2019. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised.

(3)	Represents annual cash incentive earned during the listed fiscal years, which was paid during the next fiscal year.

(4)
The amounts in this column include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the costs of group term life insurance for each NEO, car allowance, and associated expenses, the cost of long-term care insurance, the cost of personal liability insurance, the cost of disability insurance and other perquisites. The perquisites may include relocation assistance and annual allowances for financial and tax planning. Refer to the table below.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Relocation ($)	Other ($)	Total ($)
J.M. Nauman	2019	$202,230	$18,000	$1,799	$4,860	$4,946	$—	$14,727	$246,562
	2018	159,522	18,000	1,728	4,860	5,212	—	13,486	202,808
	2017	99,097	18,000	1,629	4,860	5,606	—	14,406	143,598
A.J. Pearce	2019	$69,833	$18,000	$941	$2,893	$3,673	$—	$683	$96,023
	2018	61,988	18,000	810	2,893	3,618	—	10,458	97,767
	2017	36,517	18,000	783	2,893	3,775	—	12,683	74,651
L.T. Bolognini	2019	$54,983	$18,000	$897	$3,946	$5,325	$—	$12,573	$95,724
	2018	49,748	18,000	747	3,946	5,343	—	12,329	90,113
	2017	36,646	18,000	779	3,946	5,557	—	13,053	77,981
H.R. Nelligan	2019	$34,766	$18,000	$863	$2,491	$3,697	$—	$11,382	$71,199
	2018	45,464	18,000	666	2,491	3,595	—	14,415	84,631
	2017	31,324	18,000	699	2,491	3,760	—	12,392	68,666
R.R. Shaller	2019	$72,465	$18,000	$940	$3,427	$5,321	$—	$14,180	$114,333
	2018	62,092	18,000	813	3,427	5,363	7,257	16,189	113,141
	2017	41,106	18,000	792	3,427	5,527	44,812	12,000	125,664

Grants of Plan-Based Awards for 2019
The following table summarizes grants of plan-based awards made during fiscal 2019 to the NEOs.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J.M. Nauman			$—	$794,077	$2,203,564
	8/1/2018	7/13/2018				5,769	23,077	46,154			$50.70	$1,170,004
	9/25/2018	7/13/2018							19,782		43.98	869,913
	9/25/2018	7/13/2018								88,383	43.98	869,998
A.J. Pearce			—	252,076	699,512
	8/1/2018	7/13/2018				1,945	7,781	15,562			50.70	394,497
	9/25/2018	7/13/2018							6,670		43.98	293,313
	9/25/2018	7/13/2018								29,800	43.98	293,336
L.T. Bolognini			—	208,195	577,740
	8/1/2018	7/13/2018				719	2,874	5,748			50.70	145,712
	9/25/2018	7/13/2018							2,464		43.98	108,354
	9/25/2018	7/13/2018								11,006	43.98	108,338
H.R. Nelligan			—	156,907	435,418
	8/1/2018	7/13/2018				663	2,653	5,306			50.70	134,507
	9/20/2018	9/20/2018							8,963		44.63	399,974
	9/25/2018	7/13/2018							2,274		43.98	99,999
	9/25/2018	7/13/2018								10,159	43.98	100,000
R.R. Shaller			—	223,194	619,364
	8/1/2018	7/13/2018				1,437	5,748	11,496			50.70	291,424
	9/25/2018	7/13/2018							4,927		43.98	216,665
	9/25/2018	7/13/2018								22,012	43.98	216,675

(1)
At its May 2018 meeting, the Management Development and Compensation Committee approved the values of the annual cash incentive award under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.

(2)
This award represents performance-based restricted stock units awarded on August 1, 2018, as part of the annual fiscal 2019 equity grant. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.

(3)	The time-based RSU awards vest equally over three years.

(4)
The exercise price or base price for awards granted August 1, 2018, is based on a third-party valuation involving the use of a Monte Carlo simulation. The remaining awards' exercise price or base price is the average of the high and low prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.

Outstanding Equity Awards at July 31, 2019

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
J.M. Nauman	180,839	—		$19.96	9/25/2025
	64,297	35,720	(1)	35.14	9/23/2026
	32,264	64,528	(2)	36.85	9/22/2027
	—	88,383	(3)	43.98	9/25/2028
						17,889	(4)	$925,398
						7,905	(5)	408,926
						15,076	(6)	779,881
						19,782	(7)	1,023,323
									26,018	(8)	$1,345,911
									25,162	(9)	1,301,630
									23,077	(10)	1,193,773

A.J. Pearce	9,000	—		$30.21	9/21/2022
	4,523	—		31.07	9/20/2023
	34,825	—		22.66	9/25/2024
	51,375	—		19.96	9/25/2025
	25,148	12,573	(1)	35.14	9/23/2026
	11,357	22,714	(2)	36.85	9/22/2027
	—	29,800	(3)	43.98	9/25/2028
						2,782	(5)	$143,913
						5,307	(6)	274,531
						6,670	(7)	345,039
									9,159	(8)	$473,795
									8,857	(9)	458,173
									7,781	(10)	402,511

L.T. Bolognini	—	4,643	(1)	$35.14	9/23/2026
	4,195	8,388	(2)	36.85	9/22/2027
	—	11,006	(3)	43.98	9/25/2028
						1,027	(5)	$53,127
						1,960	(6)	101,391
						2,464	(7)	127,463
									3,383	(8)	$175,003
									3,271	(9)	169,209
									2,874	(10)	148,672

H.R. Nelligan	8,574	4,286	(1)	$35.14	9/23/2026
	3,872	7,743	(2)	36.85	9/22/2027
	—	10,159	(3)	43.98	9/25/2028
						948	(5)	$49,040
						1,809	(6)	93,580
						8,963	(11)	463,656
						2,274	(7)	117,634
									3,123	(8)	$161,553
									3,020	(9)	156,225
									2,653	(10)	137,240

R.R. Shaller	15,718	7,858	(1)	$35.14	9/23/2026
	7,099	14,196	(2)	36.85	9/22/2027
	—	22,012	(3)	43.98	9/25/2028
						4,198	(12)	$217,163
						1,739	(5)	89,958
						3,317	(6)	171,588
						4,927	(7)	254,874
									5,724	(8)	$296,103
									5,536	(9)	286,377
									5,748	(10)	297,344

(1)	The remaining options vest on September 23, 2019.

(2)	One-half of the options vest on September 22, 2019 and the remaining options vest on September 22, 2020.

(3)	One-third of the options vest on September 25, 2019, one-third of the options vest on September 25, 2020, and one-third of the options vest on September 25, 2021.

(4)
Mr. Nauman was awarded 53,668 shares of time-based restricted stock units effective August 4, 2014, the date of his appointment as Chief Executive Officer and Director of the Company. The remaining units vested on August 4, 2019.

(5)	This award represents time-based restricted stock units awarded on September 23, 2016, as part of the annual fiscal 2017 equity grant. The remaining units vest on September 23, 2019.

(6)
This award represents time-based restricted stock units awarded on September 22, 2017, as part of the annual fiscal 2018 equity grant. One-half of the units vest on September 22, 2019, and the remaining units vest on September 22, 2020.

(7)
This award represents time-based restricted stock units awarded on September 25, 2018, as part of the annual fiscal 2019 equity grant. One-third of the units vest on September 25, 2019, one-third of the units vest on September 25, 2020, and one-third of the units vest on September 25, 2021.

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

(10)
This award represents performance-based RSUs awarded on August 1, 2018, as part of the annual fiscal 2019 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).

(11)
Effective September 20, 2018, Ms. Nelligan was awarded 8,963 shares of time-based restricted stock units for retention purposes. The restricted stock units vest in increments of 20%, 30%, and 50% upon the first, second and third anniversaries of the grant date.

(12)	Mr. Shaller was awarded 20,992 shares of time-based restricted stock units on June 22, 2015, the date he joined the Company as an officer. The remaining units vest on June 22, 2020.

Option Exercises and Stock Vested for Fiscal 2019
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2019 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J.M. Nauman	121,223	$3,062,012	45,580	$1,892,793
A.J. Pearce	—	—	14,480	673,518
L.T. Bolognini	67,159	1,200,367	4,722	209,307
H.R. Nelligan	69,294	1,494,449	9,065	431,364
R.R. Shaller	46,238	1,145,715	11,353	519,883
Non-Qualified Deferred Compensation for Fiscal 2019
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2019 for the NEOs.

Name	Executive Contribution in Fiscal 2019 ($)	Company Contributions in Fiscal 2019 ($)	Aggregate Earnings in Fiscal 2019 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at July 31, 2019 ($)
J.M. Nauman	$938,147	$180,030	$89,823	$—	$1,597,054
A.J. Pearce	70,263	47,055	61,694	—	1,147,125
L.T. Bolognini	76,026	34,844	6,622	—	218,302
H.R. Nelligan	41,632	13,815	(2,385)	—	119,312
R.R. Shaller	25,052	50,104	1,019	—	172,939
The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The registrant contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table, and amounts reported in the aggregate balance at July 31, 2019, previously were reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's nonqualified deferred compensation plan in the Compensation Discussion and Analysis.
Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate severance agreements and change of control agreements with certain NEOs.
The terms of severance arrangements are triggered if (i) the executive’s employment with the Company is involuntarily terminated by the Company without cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) a material reduction in the total of the executive’s annual base salary and target annual cash incentive without the prior written agreement of the executive, (b) a significant diminution in the authority, duties or responsibilities of the executive without the executive’s prior written agreement, or (c) the relocation of the executive’s position to a principal work location more than 50 miles from Milwaukee, Wisconsin or from the executive’s principal place of residence, without the executive’s prior written agreement. Should Messrs. Nauman’s or Shaller’s employment be terminated under the circumstances described above, the Company would pay Mr. Nauman a severance benefit equal to two times the sum of his base salary plus target annual cash incentive and would pay Mr. Shaller a severance benefit equal to his base salary plus target annual cash incentive. The other NEOs are not covered by severance arrangements.
The terms of the change of control agreement are triggered if, within a 24-month period beginning with the date a change of control occurs, (i) the executive’s employment with the Company is involuntarily terminated other than by reason of death, disability or cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) any reduction in the total of the executive’s annual base salary, exclusive of fringe benefits, and the executive’s target annual cash incentive in comparison with the executive’s annual base salary and target annual cash incentive immediately prior to the date the change of control occurs, (b) a significant diminution in the responsibilities or authority of the executive in comparison with the executive’s responsibility and authority immediately prior to the date the change of control occurs, or (c) the imposition of a requirement by the Company that the executive relocate to a principal work location more than 50 miles from the executive’s principal work location immediately prior to the date the change of control occurs.

Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average annual cash incentive payment received over a three-year period prior to the date the change of control occurs. For Mr. Nauman, a multiplier of the target annual cash incentive amount in effect immediately prior to the date the change of control applies instead of the average annual cash incentive payment received over the prior three-year period. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Nauman, Pearce, Bolognini, Shaller and Ms. Nelligan as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. No other employment agreements have been entered into between the Company and any of the NEOs in fiscal year 2019.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.

•
The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2019. Accordingly, the tables reflect amounts earned as of July 31, 2019, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change in control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.

•
The tables below include amounts the Company is obligated to pay the NEO as a result of the severance agreement and executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the NEOs would receive benefits in addition to those set forth in the tables.

•
An NEO is entitled to receive base salary earned during their term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not disclosed in the tables.

J. Michael Nauman
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2019, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,612,000	$1,612,000	$7,786,400	$2,237,740	$25,000	$13,273,140

(1)	Represents two times the base salary in effect at July 31, 2019.

(2)	Represents two times the target annual cash incentive amount in effect at July 31, 2019.

(3)	Represents the closing market price of $51.73 on 150,520 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $51.73 and the exercise price on 188,631 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
The following table details the amount payable assuming that the severance terms of Mr. Nauman's offer letter were triggered on July 31, 2019, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Total ($)
$1,612,000	$1,612,000	$925,398	$4,149,398

(1)	Represents two times the base salary in effect at July 31, 2019.

(2)	Represents two times the target annual cash incentive amount in effect at July 31, 2019.

(3)	Represents the closing market price of $51.73 on 17,889 unvested time-based RSUs that would vest due to termination without cause.

Aaron J. Pearce
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2019, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$792,880	$700,169	$2,382,270	$777,520	$25,000	$4,677,839

(1)	Represents two times the base salary in effect at July 31, 2019.

(2)	Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2019, 2018 and 2017.

(3)	Represents the closing market price of $51.73 on 46,052 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $51.73 and the exercise price on 65,087 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Louis T. Bolognini
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2019, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$700,554	$515,435	$879,876	$287,137	$25,000	$2,408,002

(1)	Represents two times the base salary in effect at July 31, 2019.

(2)	Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2019, 2018 and 2017.

(3)	Represents the closing market price of $51.73 on 17,009 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $51.73 and the exercise price on 24,037 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
Helena R. Nelligan
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2019, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$316,787	$164,188	$1,275,869	$265,053	$25,000	$2,046,897

(1)	Represents the base salary in effect at July 31, 2019.

(2)	Represents the average annual cash incentive payment received in the last three fiscal years ended July 31, 2019, 2018 and 2017.

(3)	Represents the closing market price of $51.73 on 24,664 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $51.73 and the exercise price on 22,188 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.

Russell R. Shaller
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2019, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$757,862	$757,778	$1,791,100	$512,194	$25,000	$3,843,934

(1)	Represents two times the base salary in effect at July 31, 2019.

(2)	Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2019, 2018 and 2017.

(3)	Represents the closing market price of $51.73 on 34,624 unvested time-based and performance-based RSUs that would vest due to the change in control.

(4)	Represents the difference between the closing market price of $51.73 and the exercise price on 44,066 unvested, in-the-money stock options that would vest due to change in control.

(5)	Represents the maximum reimbursement of legal fees allowed.
The following table details the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2019, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$378,931	$223,194	$602,125

(1)	Represents one times the base salary in effect at July 31, 2019.

(2)	Represents one times the target annual cash incentive amount in effect at July 31, 2019.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2019.

Name	Unvested Restricted Stock Units as of July 31, 2019	Restricted Stock Unit Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2019	Stock Option Acceleration Gain $ (2)
J. Michael Nauman	150,520	$7,786,400	188,631	$2,237,740
A.J. Pearce	46,052	2,382,270	65,087	777,520
L.T. Bolognini	17,009	879,876	24,037	287,137
H.R. Nelligan	24,664	1,275,869	22,188	265,053
R.R. Shaller	34,624	1,791,100	44,066	512,194

(1)	Represents the closing market price of $51.73 on unvested awards that would vest due to death or disability.

(2)	Represents the difference between the closing market price of $51.73 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
Potential Payments Upon Termination Without Cause
In the event of termination without cause, as defined in the NEO's offer letter or in the officer's equity agreements, as applicable, certain restricted stock awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2019.

Name	Unvested Restricted Stock Units as of July 31, 2019	Restricted Stock Unit Acceleration Gain $ (1)
J. Michael Nauman	17,889	$925,398
A.J. Pearce	—	—
L.T. Bolognini	—	—
H.R. Nelligan	—	—
R.R. Shaller	—	—

(1)	Represents the closing market price of $51.73 on unvested awards that would vest due to termination without cause.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, the Company is providing the following disclosure detailing the ratio of the total compensation of Michael Nauman, our CEO, to the total compensation of our median employee.
We first determined our median employee during and for fiscal 2018 for purposes of determining our CEO pay ratio by identifying the employee whose compensation was at the median our employee population (other than the CEO). The applicable SEC rules require us to identify a “median employee” at least once every three years, as long as there have been no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our CEO pay ratio disclosure.
We elected to use the same median employee from fiscal 2018, updated with the compensation earned by the employee in fiscal 2019, for our 2019 CEO Pay Ratio, as there have been no material changes in our employee population or employee compensation arrangements that we believe would significantly impact the Company’s CEO pay ratio disclosure.
Pay Ratio Methodology
The Company used the following methodology and material assumptions to identify the median employee of its workforce:

•
A measurement date of May 31, 2018 was used, which is within three months of the Company's fiscal year end, to identify the median employee. On this date, the Company's employee population consisted of 6,212 individuals; 1,778 in the United States and 4,434 outside of the United States.

•
The Company considered annual total cash compensation earned by our employees, as compiled from our payroll records. This reflects the principal forms of compensation delivered to all of our employees and this information is readily available in each country.

•
Our median employee's total compensation was calculated in the same manner as we calculated total compensation for each of the NEOs in the Summary Compensation Table and also includes contributions to health and welfare benefits.

•	We annualized the compensation of employees to cover the full fiscal year ending July 31, 2018.

•	We applied the “de minimis” exemption to exclude 308 employees from the following countries: Brazil (126), Malaysia (167), Philippines (4), and Turkey (11).
The median of the annual total compensation of all employees, except the CEO, is $35,878. The annual total compensation of the CEO is $5,240.929. Accordingly, the CEO pay ratio is 146:1.
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
In fiscal 2019, the annual cash retainer paid to non-management Directors was $60,000. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee Chair. Non-management Directors do not receive meeting fees. Non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board. No such special assignment fees were paid in fiscal year 2019.
In fiscal 2019, the Chair of the Board was paid an annual fee of $60,000, consistent with the evolving role of independent board leadership and the enhanced responsibilities of the position. Mr. Goodkind served as Chair of the Board in fiscal 2019.
The Board has established stock ownership requirements for Directors. The ownership requirement for each director is five times the annual Board retainer. Directors have five years to achieve their stock ownership requirements. All Directors, except Dr. Bem and Dr. Williams, who were each elected to the Board in February 2019, have achieved their stock ownership requirements.
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
On September 11, 2018, the Board approved an annual stock-based compensation award of $109,000 in unrestricted shares of Class A Common Stock (having a grant date fair value of $43.98 per share), for each non-management Director, effective September 25, 2018.
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
Director Compensation Table — Fiscal 2019

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$105,000	$—	$109,026	$214,026
Gary S. Balkema	99,000	—	109,026	208,026
David S. Bem (3)	43,125	—	109,044	152,169
Elizabeth P. Bruno	80,000	—	109,026	189,026
Nancy L. Gioia	92,000	—	109,026	201,026
Conrad G. Goodkind	162,500	—	109,026	271,526
Frank W. Harris	82,000	—	109,026	191,026
Bradley C. Richardson	112,000	—	109,026	221,026
Michelle E. Williams (3)	43,125	—	109,044	152,169

(1)
No stock options were awarded to non-management Directors in fiscal 2019. Outstanding option awards at July 31, 2019, for each individual who served as Director in fiscal 2019 include the following: Mr. Allender, 33,800; Mr. Balkema, 35,400; Ms. Bruno, 25,400; Ms. Gioia, 8,500; Mr. Goodkind, 25,400; and Mr. Harris, 25,400. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.

(2)
Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2019 as compensation for their services. The shares of unrestricted stock and RSUs granted to the non-management directors were valued at the average of the high and low market price of $43.98 on September 25, 2018, for those non-management directors on the board as of that grant date, and $46.58 on February 18, 2019, for those newly appointed non-management directors.

(3)	Dr. Bem and Dr. Williams were appointed as directors effective February 18, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on August 1, 2019. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

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

(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director and NEO individually and by all Directors and Officers of the Company as a group as of August 1, 2019. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(3)(4)(5)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	1,212,997	2.5%
	J. Michael Nauman	520,756	1.1%
	Aaron J. Pearce	231,857	0.5%
	Conrad G. Goodkind	162,912	0.3%
	Patrick W. Allender (2)	120,745	0.2%
	Russell R. Shaller	86,807	0.2%
	Gary S. Balkema	56,519	0.1%
	Bradley C. Richardson	54,998	0.1%
	Frank W. Harris	52,569	0.1%
	Helena R. Nelligan	52,321	0.1%
	Louis T. Bolognini	46,332	0.1%
	Nancy L. Gioia	24,309	*
	Michelle E. Williams	3,232	*
	David S. Bem	2,341	*
	All Officers and Directors as a Group (17 persons)	2,983,674	6.0%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

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

(3)
The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 1,044,332 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2019, including the following: Ms. Bruno, 25,400 shares; Mr. Nauman, 374,845 shares; Mr. Pearce, 170,092 shares; Mr. Goodkind, 25,400 shares; Mr. Allender, 33,800 shares; Mr. Shaller, 45,111 shares; Mr. Balkema, 35,400 shares; Mr. Richardson, 0 shares; Mr. Harris, 25,400 shares; Ms. Nelligan, 23,991 shares; Mr. Bolognini, 16,701 shares; Ms. Gioia, 8,500 shares; Dr. Williams, 0 shares; and Dr. Bem, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2019.

(4)
The amount shown for all officers and directors individually and as a group (17 persons) includes unvested restricted stock units to acquire 154,925 shares of Class A Common stock, which will vest within 60 days of July 31, 2019, including the following: Mr. Nauman, 81,555 units; Mr. Pearce, 22,315 units; Mr. Shaller, 7,155 units; Ms. Nelligan, 9,401 units; and Mr. Bolognini, 8,242 units. No unvested restricted stock units were held by directors which will vest within 60 days of July 31, 2019. It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2019.

(5)
The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 233,347 shares of Class A Common Stock, including the following: Ms. Bruno, 2,639 shares; Mr. Nauman, 0 shares; Mr. Pearce, 3,701 shares; Mr. Goodkind, 74,577 shares; Mr. Allender, 64,431 shares; Mr. Shaller, 0 shares; Mr. Balkema, 17,669 shares; Mr. Richardson, 49,828 shares; Mr. Harris, 0 shares; Ms. Nelligan, 0 shares; Mr. Bolognini, 0 shares; Ms. Gioia, 5,189 shares; Dr. Williams, 3,232 shares; and Dr. Bem, 0 shares.

(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

	As of July 31, 2019
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,941,764	$32.81	3,682,157
Equity compensation plans not approved by security holders	None	None	None
Total	1,941,764	$32.81	3,682,157
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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2019. After consideration of these factors, the Board concluded that none of the Directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2019, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of Director independence.
Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2019 and 2018. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2019 and 2018.

	2019	2018
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,227	$1,235
Tax fees — compliance	466	609
Subtotal audit, audit-related and tax compliance fees	1,693	1,844
Non-audit related
Tax fees — planning and advice	286	320
Subtotal non-audit related fees	286	320
Total fees	$1,979	$2,164

(1)
Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2019	2018
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.2 to 1	0.2 to 1
Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2019 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 88 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
2.2	Share and Asset Purchase Agreement, dated as of February 24, 2014, by and among Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) (6)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-laws of Brady Corporation, as amended (23)
4.1	Description of Brady Corporation securities
*10.1	Form of Change of Control Agreement, amended as of December 23, 2008, entered into with Thomas J. Felmer (12)
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6
Forms of Nonqualified Employee Stock Option Agreement, Director Nonqualified Stock Option Agreement, and Employee Performance Stock Option Agreement under the Brady Corporation 2006 Omnibus Incentive Stock Plan (10)

*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Brady Corporation 2005 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (3)
*10.11	Form of Director Nonqualified Stock Option Agreement under the Brady Corporation 2005 Nonqualified Stock Option Plan for Non-Employee Directors, as amended (8)
*10.12	Form of Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
*10.13	Restricted Stock Unit Agreement, dated as of October 1, 2014, with Thomas J. Felmer (11)
*10.14	Form of Fiscal 2019 and Fiscal 2020 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Restricted Stock Unit Agreement, dated as of November 28, 2014, with Thomas J. Felmer (20)
*10.17	Change of Control Agreement, dated as of August 28, 2015, with Russell R. Shaller (21)
*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Fiscal 2019 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.20	Form of Fiscal 2015 Employee Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Plan (21)
*10.21	Restated Brady Corporation Restoration Plan, as amended (37)

*10.22	Change of Control Agreement, dated as of February 28, 2013, with Louis T. Bolognini (30)
*10.23	Form of Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
*10.24	Employment Offer Letter, dated as of June 2, 2015, with Russell Shaller (28)
*10.25	Restricted Stock Unit Agreement, dated as of July 15, 2015, with Aaron J. Pearce (34)
10.26	Note Purchase Agreement, dated May 13, 2010, by and among Brady Corporation, Brady Worldwide, Inc., Tricor Direct, Inc., and certain Purchasers (19)
*10.27	Form of Fiscal 2019 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-Employee Directors (17)
*10.30	Form of Employee Nonqualified Stock Option Agreement and Employee Performance Stock Option Agreement under the Brady Corporation 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Nonqualified Stock Option Agreement under the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-Employee Directors (17)
*10.32	Form of Fiscal 2015 Employee Retention Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan (21)
*10.33	Restricted Stock Agreement, dated as of October 7, 2013, with Thomas J. Felmer (36)
*10.34	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (13)
*10.35	Restricted Stock Unit Agreement, dated as of August 4, 2014, with Thomas J. Felmer (9)
*10.36	Change of Control Agreement, dated as of March 3, 2014, with Helena R. Nelligan (13)
*10.37	Form of Fiscal 2012 Performance Stock Option under the Brady Corporation 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Nonqualified Employee Performance Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.42	Form of Fiscal 2013 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
*10.43	Form of Fiscal 2013 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
10.44
Credit Agreement, dated as of August 1, 2019, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent and L/C issuer (38)

*10.45	Employment Offer Letter, dated as of August 1, 2014, with J. Michael Nauman (35)
*10.46	Restricted Stock Unit Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.47	Change of Control Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.48	Form of Fiscal 2014 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)

*10.49	Form of Fiscal 2014 Director Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.51	Form of Fiscal 2016 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.52	Form of Fiscal 2016 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.53	Form of Fiscal 2015 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.54	Form of Fiscal 2015 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.55	Form of Fiscal 2015 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.56	Restricted Stock Unit Agreement, dated as of June 22, 2015, with Russell R. Shaller (21)
*10.57	Form of Fiscal 2020 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan
*10.58	Form of Fiscal 2020 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of J. Michael Nauman
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File

*	Management contract or compensatory plan or arrangement

(1)	Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3

(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 25, 2008

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992

(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed January 9, 2008

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2006

(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014

(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 2, 2014

(12)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009

(13)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014

(14)	Reserved

(15)	Reserved

(16)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009

(18)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 23, 2010

(19)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010

(20)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014

(21)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015

(22)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010

(23)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 18, 2014

(24)	Reserved

(25)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2017

(26)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011

(27)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016

(28)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 5, 2015

(29)	Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012

(30)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013

(31)	Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012

(32)	Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2013

(33)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 14, 2016

(34)	Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2015

(35)	Incorporated by reference to Registrant's Current Report on Form 8-K filed August 4, 2014

(36)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013

(37)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018

(38)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 1, 2019
Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2019	2018	2017
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$4,471	$4,629	$5,144
Additions — Charged to expense	587	752	732
Deductions — Bad debts written off, net of recoveries	(53)	(910)	(1,247)
Balances at end of period	$5,005	$4,471	$4,629
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$12,582	$14,322	$15,083
Additions — Charged to expense	3,168	2,797	4,608
Deductions — Inventory write-offs	(2,346)	(4,537)	(5,369)
Balances at end of period	$13,404	$12,582	$14,322
Valuation allowances against deferred tax assets:
Balances at beginning of period	$56,866	$38,563	$37,992
Additions during year	5,981	24,184	2,004
Deductions — Valuation allowances reversed/utilized	(2,774)	(5,881)	(1,433)
Balances at end of period	$60,073	$56,866	$38,563

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 6th day of September 2019.

BRADY CORPORATION
By:	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ J. MICHAEL NAUMAN	President and Chief Executive Officer; Director
J. Michael Nauman	(Principal Executive Officer)
/s/ ANN E. THORNTON	Chief Accounting Officer and Corporate Controller
Ann E. Thornton	(Principal Accounting Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 6, 2019.