Form 10-Q
period 2019-10-31
BRADY CORP
filed 2019-11-21
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2019
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
As of November 19, 2019, there were 49,766,327 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2019	July 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,093	$279,072
Accounts receivable—net	162,561	158,114
Inventories	119,612	120,037
Prepaid expenses and other current assets	16,642	16,056
Total current assets	593,908	573,279
Property, plant and equipment—net	112,565	110,048
Goodwill	411,328	410,987
Other intangible assets	34,860	36,123
Deferred income taxes	7,447	7,298
Operating lease assets	52,233	—
Other assets	18,881	19,573
Total	$1,231,222	$1,157,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,385	$64,810
Accrued compensation and benefits	63,794	62,509
Taxes, other than income taxes	8,885	8,107
Accrued income taxes	6,790	6,557
Current operating lease liabilities	14,857	—
Other current liabilities	52,092	49,796
Current maturities on long-term debt	50,144	50,166
Total current liabilities	255,947	241,945
Long-term operating lease liabilities	40,124	—
Other liabilities	58,616	64,589
Total liabilities	354,687	306,534
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 49,764,799 and 49,458,841 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	327,241	329,969
Retained earnings	663,808	637,843
Treasury stock—1,496,688 and 1,802,646 shares, respectively, of Class A nonvoting common stock, at cost	(43,779)	(46,332)
Accumulated other comprehensive loss	(71,283)	(71,254)
Total stockholders’ equity	876,535	850,774
Total	$1,231,222	$1,157,308

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2019	2018
Net sales	$286,947	$293,196
Cost of goods sold	145,542	146,657
Gross margin	141,405	146,539
Operating expenses:
Research and development	10,967	11,326
Selling, general and administrative	89,547	94,591
Total operating expenses	100,514	105,917
Operating income	40,891	40,622
Other income (expense):
Investment and other income (expense)	1,380	(17)
Interest expense	(701)	(712)
Income before income taxes	41,570	39,893
Income tax expense	4,072	9,256
Net income	$37,498	$30,637
Net income per Class A Nonvoting Common Share:
Basic	$0.71	$0.59
Diluted	$0.70	$0.58
Dividends	$0.22	$0.21
Net income per Class B Voting Common Share:
Basic	$0.69	$0.57
Diluted	$0.68	$0.56
Dividends	$0.20	$0.20
Weighted average common shares outstanding:
Basic	53,143	52,201
Diluted	53,736	52,958
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2019	2018
Net income	$37,498	$30,637
Other comprehensive loss:
Foreign currency translation adjustments	50	(8,790)

Cash flow hedges:
Net gain (loss) recognized in other comprehensive loss	196	(380)
Reclassification adjustment for gains included in net income	(381)	(47)
	(185)	(427)

Pension and other post-retirement benefits actuarial gain amortization	(105)	(155)

Other comprehensive loss, before tax	(240)	(9,372)
Income tax benefit (expense) related to items of other comprehensive loss	211	(458)
Other comprehensive loss, net of tax	(29)	(9,830)
Comprehensive income	$37,469	$20,807
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2019	2018
Operating activities:
Net income	$37,498	$30,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,634	5,960
Non-cash portion of stock-based compensation expense	3,618	4,965
Deferred income taxes	1,009	2,164
Other	1,533	218
Changes in operating assets and liabilities:
Accounts receivable	(4,362)	(6,709)
Inventories	249	(3,125)
Prepaid expenses and other assets	(1,404)	(2,197)
Accounts payable and accrued liabilities	(5,193)	(14,288)
Income taxes	266	1,193
Net cash provided by operating activities	38,848	18,818

Investing activities:
Purchases of property, plant and equipment	(7,724)	(6,009)
Other	527	337
Net cash used in investing activities	(7,197)	(5,672)

Financing activities:
Payment of dividends	(11,533)	(11,096)
Proceeds from exercise of stock options	3,411	13,001
Payments for employee taxes withheld from stock-based awards	(7,269)	(2,937)
Proceeds from borrowing on credit facilities	—	5,737
Repayment of borrowing on credit facilities	—	(2,269)
Other	65	(1,772)
Net cash (used in) provided by financing activities	(15,326)	664

Effect of exchange rate changes on cash and cash equivalents	(304)	(3,061)

Net increase in cash and cash equivalents	16,021	10,749
Cash and cash equivalents, beginning of period	279,072	181,427

Cash and cash equivalents, end of period	$295,093	$192,176

See Notes to Condensed Consolidated Financial Statements

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2019
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2019 and July 31, 2019, its results of operations and comprehensive income for the three months ended October 31, 2019 and 2018, and cash flows for the three months ended October 31, 2019 and 2018. The condensed consolidated balance sheet as of July 31, 2019 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended July 31, 2019.
NOTE B — New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which simplifies and reduces the complexity of the hedge accounting requirements and better aligns an entity's financial reporting for hedging relationships with its risk management activities. The guidance is effective for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 effective August 1, 2019, using the required modified retrospective adoption approach to apply this guidance to existing hedging relationships as of the adoption date, which did not have a material impact on its consolidated financial statements.

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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which replaced the current lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements," which provides, among other items, an additional transition method allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. ASC 842 is effective for interim periods in fiscal years beginning after December 15, 2018.
The Company adopted ASU 2016-02 (and related updates) effective August 1, 2019, using the optional transition method provided in ASU 2018-11 to apply this guidance to the impacted lease population at the date of initial application. Results for reporting periods beginning after August 1, 2019, are presented under ASU 2016-02, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect during those periods.
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
Upon adoption of ASC 842, the Company recorded additional operating lease assets and liabilities of $55,984 and $58,544, respectively, as of August 1, 2019, which included operating lease assets and liabilities of $9,769 and $9,674, respectively, for leases that commenced on the adoption date of August 1, 2019. No cumulative effect adjustment to retained earnings was recognized upon adoption of the new standard. Adoption of ASC 842 did not have a material impact on the Company's cash flows or operating results. Refer to Note E "Leases" for additional information and required disclosures under the new standard.
NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of October 31, 2019, and July 31, 2019, consisted of the following:

	October 31, 2019	July 31, 2019
Finished products	$76,538	$77,532
Work-in-process	20,696	20,515
Raw materials and supplies	22,378	21,990
Total inventories	$119,612	$120,037

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $277,055 and $273,880 as of October 31, 2019, and July 31, 2019, respectively.
NOTE D — Other Intangible Assets

Other intangible assets include customer relationships, patents, and trademarks with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	October 31, 2019				July 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	9	$46,594	$(30,634)	$15,960	9	$46,595	$(29,343)	$17,252
Unamortized other intangible assets:
Trademarks	N/A	18,900	—	18,900	N/A	18,871	—	18,871
Total		$65,494	$(30,634)	$34,860		$65,466	$(29,343)	$36,123

The change in the gross carrying amount of other intangible assets as of October 31, 2019 compared to July 31, 2019 was due to the effects of currency fluctuations during the three-month period.

Amortization expense on intangible assets was $1,291 and $1,436 for the three months ended October 31, 2019 and 2018, respectively. Amortization expense over each of the next five fiscal years is projected to be $5,164, $5,164, $4,898, $2,025 and $0 for the fiscal years ending July 31, 2020, 2021, 2022, 2023 and 2024, respectively.
NOTE E — Leases

The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to fifteen years. As of October 31, 2019, the Company did not have any finance leases.

The Company determines if an arrangement contains a lease at contract inception. The contract is considered to contain a lease if it provides the Company with the right to direct the use of and the right to obtain substantially all of the economic benefits from an identified asset in exchange for consideration. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date based on the present value of the future lease payments over the expected lease term. Additionally, the ROU asset includes any lease payments made on or before the commencement date, initial direct costs incurred, and is reduced by any lease incentives received.

Some of the Company’s leases include options to extend the lease agreement. The exercise of an extension is at the Company’s sole discretion. The majority of renewal options are not included in the calculation of ROU assets and liabilities as they are not reasonably certain to be exercised. Some of the Company's lease agreements include rental payments that are adjusted periodically for inflation or the change in an index or rate, which are considered to be variable lease payments. Due to the nature of the Company’s variable lease payments, they are generally excluded from the initial measurement of the ROU asset and lease liability and are recognized in the period in which the obligation for those payments is incurred. The Company has lease agreements that include both lease and non-lease components, which the Company has elected to account for as a single lease component. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Generally, the discount rate implicit within the Company’s leases cannot be readily determined, and therefore the Company uses its incremental borrowing rate to determine the present value of the future lease payments. The incremental borrowing rate is estimated based on the sovereign credit rating for the countries in which the Company has its largest operations, adjusted for several factors, such as internal credit spread, lease terms and other market information available at the lease commencement date.

Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” on the Company's condensed consolidated balance sheets.

Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income.

The following table summarizes lease expense recognized for the three months ended October 31, 2019:

		Three months ended
	Condensed Consolidated Statements of Income Location	October 31, 2019
Operating lease cost	Cost of goods sold	$4,095
Operating lease cost	Selling, general, and administrative expenses	1,310

The following table summarizes maturity of the Company's lease liabilities as of October 31, 2019:

Years ended July 31,	Operating Leases
Remainder of 2020	$12,556
2021	15,599
2022	12,647
2023	9,265
2024	5,502
Thereafter	3,181
Total lease payments	$58,750
Less interest	(3,769)
Present value of lease liabilities	$54,981

The weighted average remaining lease terms and discount rates for the Company's operating leases as of October 31, 2019 was as follows:

October 31, 2019
Weighted average remaining lease term (in years)	4.1
Weighted average discount rate	3.4%
Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2019, was as follows:

Three months ended
October 31, 2019
Operating cash flows from operating leases	$4,010
Operating lease assets obtained in exchange for new operating lease liabilities	9,952

Operating lease assets obtained in exchange for new operating lease liabilities include $9,769 of operating lease assets related to leases that commenced on August 1, 2019, which were included in the adoption impact of the new lease accounting standard.

The following table summarizes future minimum lease payments under operating leases as of July 31, 2019:

Years ended July 31,	Operating Leases
2020	$18,450
2021	16,132
2022	13,439
2023	10,065
2024	5,656
Thereafter	3,502
Total lease payments	$67,244

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	37,498	—	—	37,498
Other comprehensive loss, net of tax	—	—	—	—	(29)	(29)
Issuance of shares of Class A Common Stock under stock plan	—	(6,410)	—	2,553	—	(3,857)
Tax benefit and withholdings from deferred compensation distributions	—	64	—	—	—	64
Stock-based compensation expense	—	3,618	—	—	—	3,618
Purchase of shares of Class A Common Stock	—	—	—	—	—	—
Cash dividends on Common Stock
Class A — $0.22 per share	—	—	(10,822)	—	—	(10,822)
Class B — $0.20 per share	—	—	(711)	—	—	(711)
Balances at October 31, 2019	$548	$327,241	$663,808	$(43,779)	$(71,283)	$876,535

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2018:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net income	—	—	30,637	—	—	30,637
Other comprehensive loss, net of tax	—	—	—	—	(9,830)	(9,830)
Issuance of shares of Class A Common Stock under stock plan	—	(4,505)	—	14,569	—	10,064
Tax benefit and withholdings from deferred compensation distributions	—	91	—	—	—	91
Stock-based compensation expense	—	4,965	—	—	—	4,965
Purchase of shares of Class A Common Stock	—	—	—	(1,863)	—	(1,863)
Cumulative adjustment for ASU 2014-09, net of tax	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,403)	—	—	(10,403)
Class B — $0.20 per share	—	—	(693)	—	—	(693)
Balances at October 31, 2018	$548	$326,182	$570,858	$(58,414)	$(66,231)	$772,943

Incentive Stock Plans
The Company has an incentive stock plan under which the Board of Directors may grant nonqualified stock options to purchase shares of Class A Nonvoting Common Stock, restricted stock units ("RSUs"), or restricted and unrestricted shares of Class A Nonvoting Common Stock to employees and non-employee directors. Certain awards may be subject to pre-established performance goals. The majority of the Company’s annual share-based awards are granted in the first quarter of the fiscal year.
Total stock-based compensation expense recognized by the Company during the three months ended October 31, 2019 and 2018, was $3,618 ($3,089 net of taxes) and $4,965 ($4,319 net of taxes), respectively. As of October 31, 2019, total unrecognized compensation cost related to share-based awards was $15,461 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.3 years.
Stock Options
The stock options issued under the plan have an exercise price equal to the fair market value of the underlying stock at the date of grant and generally vest ratably over a three-year service period, with one-third becoming exercisable one year after the grant date and one-third additional in each of the succeeding two years. Options issued under the plan, referred to herein as “time-based” stock options, generally expire 10 years from the date of grant.
The Company has estimated the fair value of its time-based stock option awards granted during the three months ended October 31, 2019 and 2018, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2019	2018
Expected term (in years)	6.20	6.20
Expected volatility	25.85%	25.83%
Expected dividend yield	2.63%	2.71%
Risk-free interest rate	1.64%	3.01%
Weighted-average market value of underlying stock at grant date	$54.05	$43.96
Weighted-average exercise price	$54.05	$43.96
Weighted-average fair value of options granted during the period	$10.63	$9.70

The following is a summary of stock option activity for the three months ended October 31, 2019:

Time-Based Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2019	1,594,716	$31.63
New grants	247,297	54.05
Exercised	(381,698)	27.05
Forfeited or expired	(2,221)	40.25
Outstanding at October 31, 2019	1,458,094	$36.62	7.2	$28,976
Exercisable at October 31, 2019	933,905	$30.59	6.0	$24,192

The total fair value of stock options vested during the three months ended October 31, 2019 and 2018, was $2,537 and $2,798, respectively. The total intrinsic value of stock options exercised during the three months ended October 31, 2019 and 2018, based upon the average market price at the time of exercise during the period, was $10,225 and $9,423, respectively.
The cash received from the exercise of stock options during the three months ended October 31, 2019 and 2018, was $3,411 and $13,001, respectively. The tax benefit from the exercise of stock options during the three months ended October 31, 2019 and 2018, was $2,541 and $2,356, respectively.
RSUs
The Company issues "time-based" and "performance-based" RSUs under the incentive stock plan. The time-based RSUs issued under the plan generally vest ratably over a three-year period and have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. The performance-based RSUs issued under the plan vest at the end of a three-year service period provided specified financial performance metrics are met. The fair value of performance-based RSUs was determined by a third-party valuation involving the use of a Monte Carlo simulation.
The following tables summarize the RSU activity for the three months ended October 31, 2019:

Time-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2019	188,638	$38.15
New grants	69,328	54.10
Vested	87,002	36.00
Forfeited	(454)	40.43
Outstanding at October 31, 2019	344,514	$45.72

The time-based RSUs granted during the three months ended October 31, 2018, had a weighted-average grant date fair value of $33.16. The total fair value of time-based RSUs vested during the three months ended October 31, 2019 and 2018, was $4,615 and $4,795, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2019	158,410	$38.33
New grants	38,946	75.00
Vested	(87,928)	32.03
Outstanding at October 31, 2019	109,428	$50.79

The performance-based RSUs granted during the three months ended October 31, 2018, had a weighted-average grant date fair value of $50.70. The aggregate intrinsic value of unvested time-based and performance-based RSUs outstanding at October 31, 2019 and expected to vest was $24,748.

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments, unrealized gains and losses from cash flow hedges and net investment hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2019:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2019	$707	$2,800	$(74,761)	$(71,254)
Other comprehensive income before reclassification	136	—	226	362
Amounts reclassified from accumulated other comprehensive loss	(286)	(105)	—	(391)
Ending balance, October 31, 2019	$557	$2,695	$(74,535)	$(71,283)

The change in the accumulated other comprehensive loss as of October 31, 2019, compared to July 31, 2019, was negligible primarily due to the stability of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $391 in amounts reclassified from accumulated other comprehensive loss, the $286 gain on cash flow hedges was reclassified into cost of goods sold and the $105 gain on post-retirement plans was reclassified into selling, general and administrative expenses ("SG&A") on the condensed consolidated statements of income for the three months ended October 31, 2019.
The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2018, were as follows:

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

The increase in accumulated other comprehensive loss as of October 31, 2018, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes, and the settlements of net investment hedges, net of tax. Of the total $190 in amounts reclassified from accumulated other comprehensive loss, the $35 gain on cash flow hedges was reclassified into cost of goods sold and the $155 gain on post-retirement plans was reclassified into SG&A on the condensed consolidated statements of income for the three months ended October 31, 2018.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
	2019	2018
Income tax benefit (expense) related to items of other comprehensive loss:
Cash flow hedges	$35	$(100)
Other income tax adjustments and currency translation	176	(358)
Income tax benefit (expense) related to items of other comprehensive loss	$211	$(458)

NOTE H — Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services. The Company’s revenues are primarily from the sale of identification and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the condensed consolidated statements of income. See Note I “Segment Information” for the Company’s disaggregated revenue disclosure.
The Company’s contracts with customers consist of purchase orders, which in some cases are governed by master supply or distributor agreements. The majority of the Company's revenue is earned and recognized at a point in time through ship-and-bill performance obligations where the customer typically obtains control of the product upon shipment or delivery, depending on freight terms.
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. At the time of sale, the extended warranty transaction price is recorded as deferred revenue and is recognized on a straight-line basis over the life of the service warranty period.
The balance of contract liabilities associated with service warranty performance obligations was $2,802 and $2,782 as of October 31, 2019 and July 31, 2019, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $315 and $308 during the three months ended October 31, 2019 and 2018, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2019, the Company expects to recognize 29% by the end of fiscal 2020, an additional 27% by the end of fiscal 2021, and the remaining balance thereafter.
With the exception of the performance obligations related to the extended service warranties, the Company's contracts have an original expected duration of one year or less. As a result, the Company has elected to use the practical expedient to not disclose its remaining performance obligations for contracts that have an original expected length of one year or less.

NOTE I — Segment Information

The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PDC"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PDC operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income (expense), income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance. The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
	2019	2018
Net sales:
ID Solutions
Americas	$149,363	$145,791
Europe	43,381	48,828
Asia	22,243	23,481
Total	$214,987	$218,100
Workplace Safety
Americas	$24,303	$24,751
Europe	36,026	37,655
Australia	11,631	12,690
Total	$71,960	$75,096
Total Company
Americas	$173,666	$170,542
Europe	79,407	86,483
Asia-Pacific	33,874	36,171
Total	$286,947	$293,196

Segment profit for the three months ended October 31, 2019 and 2018 was as follows:

	Three months ended October 31,
	2019	2018
Segment profit:
ID Solutions	$42,443	$41,562
Workplace Safety	5,157	5,541
Total Company	$47,600	$47,103

The following is a reconciliation of segment profit to income before income taxes for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
	2019	2018
Total profit from reportable segments	$47,600	$47,103
Unallocated amounts:
Administrative costs	(6,709)	(6,481)
Investment and other income (expense)	1,380	(17)
Interest expense	(701)	(712)
Income before income taxes	$41,570	$39,893

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2019	2018
Numerator (in thousands):
Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$37,498	$30,637
Less:
Preferential dividends	(828)	(815)
Preferential dividends on dilutive stock options	(10)	(13)
Numerator for basic and diluted income per Class B Voting Common Share	$36,660	$29,809
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	53,143	52,201
Plus: Effect of dilutive equity awards	593	757
Denominator for diluted income per share for both Class A and Class B	53,736	52,958
Net income per Class A Nonvoting Common Share:
Basic	$0.71	$0.59
Diluted	$0.70	$0.58
Net income per Class B Voting Common Share:
Basic	$0.69	$0.57
Diluted	$0.68	$0.56

Stock-based awards to purchase 323,719 and 679,902 shares of Class A Nonvoting Common Stock for the three months ended October 31, 2019 and 2018, respectively, were not included in the computation of diluted net income per share because the grant price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive.
NOTE K — Fair Value Measurements
In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The inputs used to measure fair value are classified into the following hierarchy:

Level 1 — Unadjusted quoted prices in active markets for identical instruments that are accessible as of the reporting date.
Level 2 — Other significant pricing inputs that are either directly or indirectly observable.
Level 3 — Significant unobservable pricing inputs, which result in the use of management's own assumptions.
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2019 and July 31, 2019.

	October 31, 2019	July 31, 2019	Fair Value Hierarchy
Assets:
Trading securities	$15,212	$15,744	Level 1
Foreign exchange contracts	595	474	Level 2
Liabilities:
Foreign exchange contracts	12	5	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Trading securities: The Company’s deferred compensation investments consist of investments in mutual funds, which are included in "Other assets" on the condensed consolidated balance sheets. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note L, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers between fair value hierarchy levels during the three months ended October 31, 2019.
The fair values of cash and cash equivalents, accounts receivable, accounts payable, and other liabilities approximated carrying values due to their short-term nature.
The following table summarizes the estimated fair value of the Company’s long-term debt obligations, including current maturities, at October 31, 2019 and July 31, 2019, which was based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities.

	October 31, 2019		July 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current maturities on long-term debt	$50,144	$51,076	$50,166	$51,566

NOTE L — Derivatives and Hedging Activities
The Company utilizes forward foreign exchange currency contracts to reduce the exchange rate risk of specific foreign currency denominated transactions. These contracts typically require the exchange of a foreign currency for U.S. dollars at a fixed rate on a future date, with maturities of less than 18 months, which qualify as cash flow hedges or net investment hedges under the accounting guidance for derivative instruments and hedging activities. The primary objective of the Company’s foreign currency exchange risk management program is to minimize the impact of currency movements due to transactions in other than the respective subsidiaries’ functional currency and to minimize the impact of currency movements on the Company’s net investment denominated in a currency other than the U.S. dollar. To achieve this objective, the Company hedges a portion of known exposures using forward foreign exchange currency contracts.
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

The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2019	July 31, 2019
Designated as cash flow hedges	$19,540	$26,013
Non-designated hedges	3,385	3,376
Total foreign exchange contracts	$22,925	$29,389

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2019 and July 31, 2019, unrealized gains of $620 and $805 have been included in OCI, respectively. These balances are expected to be reclassified from OCI to income during the next twelve months.
Net Investment Hedges

The Company has designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75,000 aggregate principal amount of senior unsecured notes consisting of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of October 31, 2019 and July 31, 2019, the cumulative balance recognized in accumulated other comprehensive income were gains of $12,462 and $12,440, respectively, on the Euro-denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended October 31,
	2019	2018
Gains (losses) recognized in OCI:
Foreign exchange contracts (cash flow hedges)	$196	$(380)
Foreign currency denominated debt (net investment hedges)	22	1,620
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	381	47

Non-Designated Hedges
The Company recognized losses of $8 and $33 for the three months ended October 31, 2019 and 2018, respectively, in “Investment and other income (expense)” on the condensed consolidated statements of income related to non-designated hedges.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2019			July 31, 2019
	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$591	—	—	$472	—	—
Foreign currency denominated debt (net investment hedges)	—	—	50,166	—	—	50,189
Derivatives not designated as hedging instruments:
Foreign exchange contracts	4	12	—	2	5	—
Total derivative instruments	$595	$12	$50,166	$474	$5	$50,189

NOTE M – Income Taxes

The effective income tax rate for the three months ended October 31, 2019 and 2018 was 9.8% and 23.2%, respectively. The Company expects its ongoing annual effective income tax rate to be approximately 20% based on its current global business mix. The effective income tax rate for the three months ended October 31, 2019 was lower than the expected income tax rate due to the favorable settlement of a domestic income tax audit and tax benefits from stock-based compensation.
NOTE N — Subsequent Events
On November 19, 2019, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2175 per share payable on January 31, 2020, to shareholders of record at the close of business on January 10, 2020.

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

The following are key initiatives supporting the strategy in fiscal 2020:

•	Enhancing our research and development process and improving the time to launch high-value, innovative products in alignment with our target markets.

•	Providing our customers with the highest level of customer service.

•	Driving operational excellence and executing sustainable efficiency gains within our global operations and within our selling, general and administrative structures.

•	Expanding and enhancing our sales capabilities through an improved digital presence and increased sales resources.

•	Growing through focused actions in selected vertical markets and strategic accounts.

•	Enhancing our employee development process to create an engaged workforce and to attract and retain key talent.

Results of Operations

A comparison of results of Operating Income for the three months ended October 31, 2019 and 2018 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2019	% Sales	2018	% Sales
Net sales	$286,947		$293,196
Gross margin	141,405	49.3%	146,539	50.0%
Operating expenses:
Research and development	10,967	3.8%	11,326	3.9%
Selling, general and administrative	89,547	31.2%	94,591	32.3%
Total operating expenses	100,514	35.0%	105,917	36.1%
Operating income	$40,891	14.3%	$40,622	13.9%

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

Net sales for the three months ended October 31, 2019, decreased 2.1% to $286.9 million, compared to $293.2 million in the same period of the prior year. The decrease consisted of an organic sales decline of 0.4% and a decrease from foreign currency translation of 1.7%. Organic sales declined 0.2% in the IDS segment and declined 0.8% in the WPS segment during the three months ended October 31, 2019, compared to the same period in the prior year. The IDS segment realized sales growth in the Safety and Facility ID product line, and remained essentially flat to slightly down in the Product ID, Wire ID and Healthcare ID product lines compared to the prior year. The WPS segment realized low-single digit sales growth in digital sales, while sales through the catalog channel declined in the low-single digits.

Gross margin for the three months ended October 31, 2019, decreased 3.5% to $141.4 million, compared to $146.5 million in the same period of the prior year. As a percentage of net sales, gross margin decreased to 49.3% for the three months ended October 31, 2019, from 50.0% in the same period of the prior year. The decrease in gross margin as a percentage of net sales was primarily due to increased input costs such as personnel, material, tariff, and freight costs, along with reduced sales volume, which was partially mitigated by our ongoing efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities.

Research and development (“R&D”) expenses for the three months ended October 31, 2019, decreased 3.2% to $11.0 million, compared to $11.3 million in the same period of the prior year. As a percentage of sales, R&D expenses remained essentially flat for the three months ended October 31, 2019, compared to the same period of the prior year. The decrease in R&D spending was primarily due to the timing of expenditures related to ongoing new product development projects. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.

Selling, general and administrative expenses ("SG&A") include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 5.3% to $89.5 million for the three months ended October 31, 2019, compared to $94.6 million in the same period of the prior year. As a percentage of sales, SG&A was 31.2% for the three months ended October 31, 2019, compared to 32.3% in the same period of the prior year. Approximately one-third of the decrease in SG&A was due to the impact of foreign currency translation, and the remainder was due to ongoing efficiency gains and continued efforts to reduce SG&A costs.
Operating income was $40.9 million and $40.6 million for three months ended October 31, 2019 and 2018, respectively. The increase was primarily due to increased segment profit in the IDS segment and reduced SG&A in both segments.

OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2019	% Sales	2018	% Sales
Operating income	$40,891	14.3%	$40,622	13.9%
Other income (expense):
Investment and other income (expense)	1,380	0.5%	(17)	—%
Interest expense	(701)	(0.2)%	(712)	(0.2)%
Income before income tax	41,570	14.5%	39,893	13.6%
Income tax expense	4,072	1.4%	9,256	3.2%
Net income	$37,498	13.1%	$30,637	10.4%

Investment and other income (expense) was $1.4 million for the three months ended October 31, 2019, compared to $0.0 million for the same period in the prior year. The increase was primarily due to an increase in the market value of securities held in deferred compensation plans and an increase in interest income when compared to the same period in the prior year.

Interest expense remained essentially flat at $0.7 million for the three months ended October 31, 2019, from $0.7 million for the same period in the prior year as there was minimal change in the Company's principal balance under its outstanding debt agreements compared to the same period in the prior year.

The Company’s income tax rate was 9.8% for the three months ended October 31, 2019, compared to 23.2% in the same period in the prior year. Refer to Note M "Income Taxes" for additional information on the Company's effective income tax rate.

Business Segment Operating Results
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PDC"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PDC operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other (expense) income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three months ended October 31, 2019 and 2018:

	Three months ended October 31,
	2019	2018
SALES GROWTH INFORMATION
ID Solutions
Organic	(0.2)%	5.7%
Currency	(1.2)%	(1.7)%
Total	(1.4)%	4.0%
Workplace Safety
Organic	(0.8)%	2.2%
Currency	(3.4)%	(2.6)%
Divestitures	—%	(6.2)%
Total	(4.2)%	(6.6)%
Total Company
Organic	(0.4)%	4.7%
Currency	(1.7)%	(2.0)%
Divestitures	—%	(1.7)%
Total	(2.1)%	1.0%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.7%	19.1%
Workplace Safety	7.2%	7.4%
Total	16.6%	16.1%

ID Solutions

IDS net sales decreased 1.4% for the three months ended October 31, 2019, compared to the same period in the prior year, which consisted of an organic sales decline of 0.2% and a decrease from foreign currency translation of 1.2%.

Organic sales in the Americas increased in the low-single digits for the three months ended October 31, 2019, compared to the same period in the prior year. The increase was primarily due to growth in the Safety and Facility ID and Product ID product lines. Organic sales grew in the low-single digits in the United States and declined in the low-single digits in the rest of the Americas.

Organic sales in Europe decreased in the mid-single digits for the three months ended October 31, 2019, as compared to the same period in the prior year, primarily due to a decline in the Safety and Facility ID product line. The organic sales decline was due to businesses in emerging geographies due to a decline in economic activity, and to a lesser extent certain businesses based in Western Europe.

Organic sales in Asia decreased in the low-single digits for the three months ended October 31, 2019, as compared to the same period in the prior year. The decrease was primarily due to a decline in the Safety and Facility ID and Product ID product lines, partially offset by growth in the Wire ID product line. Organic sales declined in the mid-single digits within China partially due to the direct and indirect impact of tariffs, and remained essentially flat in the rest of Asia.

Segment profit increased 2.1% to $42.4 million for the three months ended October 31, 2019, compared to $41.6 million in the same period of the prior year. As a percentage of net sales, segment profit was 19.7% for the three months ended October 31,

2019, compared to 19.1% in the same period of the prior year. The increase in segment profit was primarily driven by efficiency gains throughout SG&A in all regions.
Workplace Safety
WPS net sales decreased 4.2% for the three months ended October 31, 2019, compared to the same period in the prior year, which consisted of an organic sales decline of 0.8% and a decrease from foreign currency translation of 3.4%. Sales through the digital channel increased in the low-single digits while sales through the catalog channel decreased in the low-single digits.

Organic sales in Europe increased modestly for the three months ended October 31, 2019, compared to the same period in the prior year. Organic sales growth in France and Belgium was largely offset by a decline in sales in Germany due to reduced demand in industrial production and exports. Sales throughout the rest of Europe remained essentially flat. Sales through the digital channel increased in the mid-single digits while sales through the catalog channel decreased in the low-single digits.

Organic sales in the Americas declined in the low-single digits for the three months ended October 31, 2019, compared to the same period in the prior year. This decrease was driven by a low-single digit decline in catalog sales and a slight decline in sales through the digital channel. This business continued to experience a negative impact on sales from a digital platform that was implemented in fiscal 2018 and transitioned to a new digital platform in fiscal 2019 to address this decline. The functionality of the new digital platform has improved compared to the former digital platform; however, sales have not yet returned to the level experienced prior to the initial platform change in fiscal 2018.

Organic sales in Australia declined in the low-single digits in both the digital and traditional catalog channel for the three months ended October 31, 2019, as compared to the same period of the prior year. The decrease in sales was due to reduced demand in our primary end markets, which include non-residential construction and industrial manufacturing.

Segment profit decreased to $5.2 million for the three months ended October 31, 2019, compared to $5.5 million in the same period of the prior year. As a percentage of net sales, segment profit decreased to 7.2% for the three months ended October 31, 2019, compared to 7.4% in the same period of the prior year. The decrease in segment profit was due to the decrease in sales volumes in the North American and Australian businesses and foreign currency translation, partially offset by efficiency gains throughout SG&A.
Financial Condition

Cash and cash equivalents were $295.1 million at October 31, 2019, an increase of $16.0 million from July 31, 2019. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$38,848	$18,818
Investing activities	(7,197)	(5,672)
Financing activities	(15,326)	664
Effect of exchange rate changes on cash	(304)	(3,061)
Net increase in cash and cash equivalents	$16,021	$10,749

Net cash provided by operating activities was $38.8 million for the three months ended October 31, 2019, compared to $18.8 million in the same period of the prior year. The increase was primarily due to a change in the timing of annual incentive compensation payments compared to the prior year, as well as an increase in net income adjusted for non-cash items.

Net cash used in investing activities was $7.2 million for the three months ended October 31, 2019, compared to $5.7 million used in the same period of the prior year. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades in Europe, Mexico, and the United States.

Net cash used in financing activities was $15.3 million during the three months ended October 31, 2019, compared to $0.7 million provided in the same period of the prior year. The change was primarily due to a decrease in cash proceeds from the exercise of stock options and an increase in cash payments for employee taxes withheld from stock-based awards in the current three-month period.

The effect of fluctuations in exchange rates decreased cash balances by $0.3 million primarily due to cash held in currencies that depreciated against the U.S. dollar during three months ended October 31, 2019.
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
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio), or the Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio) plus 1%. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. As of October 31, 2019, there were no borrowings outstanding on the credit facility, and there was no outstanding balances during the three months ended October 31, 2019. The Company had letters of credit outstanding under the loan agreement of $3.6 million as of October 31, 2019 and there was $196.4 million available for future borrowing, which can be increased to $396.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024. As such, the borrowing is included in "Long-term obligations, less current maturities" on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2019, the Company was in compliance with these financial covenants, with the ratio of debt to EBITDA, as defined by the agreements, equal to 0.0 to 1.0 and the interest expense coverage ratio equal to 72.1 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2019, approximately 44% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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

•	Brady's ability to compete effectively or to successfully execute its strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting websites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Raw material and other cost increases

•	Extensive regulations by U.S. and non-U.S. governmental and self regulatory entities

•	Risks associated with the loss of key employees

•	Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies

•	Litigation, including product liability claims

•	Foreign currency fluctuations

•	Changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•
Numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2019.

These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2019. There has been no material change in this information since July 31, 2019.

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

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: November 21, 2019	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2019	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)