Form 10-Q
period 2020-01-31
BRADY CORP
filed 2020-02-20
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2020, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                     to
Commission File Number 1-14959

BRADY CORPORATION
(Exact name of registrant as specified in its charter)

Wisconsin	39-0178960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 West Good Hope Road
Milwaukee,	Wisconsin	53223
(Address of principal executive offices and Zip Code)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

As of February 18, 2020, there were 49,811,300 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289,803	$279,072
Accounts receivable—net	151,511	158,114
Inventories	120,788	120,037
Prepaid expenses and other current assets	18,889	16,056
Total current assets	580,991	573,279
Property, plant and equipment—net	112,782	110,048
Goodwill	410,455	410,987
Other intangible assets	33,580	36,123
Deferred income taxes	7,120	7,298
Operating lease assets	49,117	—
Other assets	21,753	19,573
Total	$1,215,798	$1,157,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,233	$64,810
Accrued compensation and benefits	38,561	62,509
Taxes, other than income taxes	7,703	8,107
Accrued income taxes	6,075	6,557
Current operating lease liabilities	14,901	—
Other current liabilities	48,590	49,796
Current maturities on long-term debt	49,627	50,166
Total current liabilities	216,690	241,945
Long-term operating lease liabilities	36,993	—
Other liabilities	62,191	64,589
Total liabilities	315,874	306,534
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 49,810,101 and 49,458,841 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	329,263	329,969
Retained earnings	685,758	637,843
Treasury stock—1,451,386 and 1,802,646 shares, respectively, of Class A nonvoting common stock, at cost	(43,155)	(46,332)
Accumulated other comprehensive loss	(72,490)	(71,254)
Total stockholders’ equity	899,924	850,774
Total	$1,215,798	$1,157,308

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Net sales	$276,665	$282,426	$563,612	$575,622
Cost of goods sold	137,538	142,616	283,080	289,273
Gross margin	139,127	139,810	280,532	286,349
Operating expenses:
Research and development	10,517	11,074	21,484	22,400
Selling, general and administrative	87,366	92,706	176,913	187,297
Total operating expenses	97,883	103,780	198,397	209,697
Operating income	41,244	36,030	82,135	76,652
Other income (expense):
Investment and other income	1,760	1,377	3,140	1,360
Interest expense	(647)	(717)	(1,348)	(1,429)
Income before income taxes	42,357	36,690	83,927	76,583
Income tax expense	8,804	7,463	12,876	16,719
Net income	$33,553	$29,227	$71,051	$59,864
Net income per Class A Nonvoting Common Share:
Basic	$0.63	$0.56	$1.33	$1.14
Diluted	$0.62	$0.55	$1.32	$1.13
Dividends	$0.22	$0.21	$0.44	$0.43
Net income per Class B Voting Common Share:
Basic	$0.63	$0.56	$1.32	$1.13
Diluted	$0.62	$0.55	$1.31	$1.11
Dividends	$0.22	$0.21	$0.42	$0.41
Weighted average common shares outstanding:
Basic	53,320	52,532	53,232	52,366
Diluted	53,827	53,206	53,781	53,082
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Net income	$33,553	$29,227	$71,051	$59,864
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,009)	5,486	(959)	(3,304)

Cash flow hedges:
Net gain recognized in other comprehensive (loss) income	363	537	559	157
Reclassification adjustment for gains included in net income	(105)	(240)	(486)	(287)
	258	297	73	(130)
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive (loss) income	(309)	(169)	(309)	(169)
Actuarial gain amortization	(105)	(144)	(210)	(299)
	(414)	(313)	(519)	(468)

Other comprehensive (loss) income, before tax	(1,165)	5,470	(1,405)	(3,902)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(42)	196	169	(262)
Other comprehensive (loss) income, net of tax	(1,207)	5,666	(1,236)	(4,164)
Comprehensive income	$32,346	$34,893	$69,815	$55,700
See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2020	2019
Operating activities:
Net income	$71,051	$59,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,672	11,909
Stock-based compensation expense	5,384	7,805
Deferred income taxes	1,272	4,423
Other	1,664	1,279
Changes in operating assets and liabilities:
Accounts receivable	6,209	2,562
Inventories	(1,311)	(6,602)
Prepaid expenses and other assets	(2,621)	(2,310)
Accounts payable and accrued liabilities	(39,777)	(35,334)
Income taxes	(436)	592
Net cash provided by operating activities	53,107	44,188

Investing activities:
Purchases of property, plant and equipment	(13,100)	(12,127)
Other	(3,406)	(452)
Net cash used in investing activities	(16,506)	(12,579)

Financing activities:
Payment of dividends	(23,136)	(22,263)
Proceeds from exercise of stock options	4,686	18,498
Payments for employee taxes withheld from stock-based awards	(7,733)	(3,362)
Proceeds from borrowing on credit facilities	—	5,737
Repayment of borrowing on credit facilities	—	(5,688)
Other	134	(2,973)
Net cash used in financing activities	(26,049)	(10,051)

Effect of exchange rate changes on cash	179	(776)

Net increase in cash and cash equivalents	10,731	20,782
Cash and cash equivalents, beginning of period	279,072	181,427

Cash and cash equivalents, end of period	$289,803	$202,209

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2020
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2020 and July 31, 2019, its results of operations and comprehensive income for the three and six months ended January 31, 2020 and 2019, and cash flows for the six months ended January 31, 2020 and 2019. The condensed consolidated balance sheet as of July 31, 2019, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
NOTE B — New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASC 842"), which replaced the former lease accounting standards. The update requires, among other items, lessees to recognize the assets and liabilities that arise from most leases on the balance sheet and disclose key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842): Targeted Improvements," which provides, among other items, an additional transition method allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. ASC 842 is effective for interim periods in fiscal years beginning after December 15, 2018.
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

Standards not yet adopted
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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)," which simplifies the accounting for income taxes. The new guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter; however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of January 31, 2020, and July 31, 2019, consisted of the following:

	January 31, 2020	July 31, 2019
Finished products	$77,951	$77,532
Work-in-process	21,477	20,515
Raw materials and supplies	21,360	21,990
Total inventories	$120,788	$120,037

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $280,961 and $273,880 as of January 31, 2020, and July 31, 2019, respectively.

NOTE D — Other Intangible Assets

Other intangible assets include customer relationships, patents, and trademarks with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived trademarks that are classified as other intangible assets. The net book value of these assets was as follows:

	January 31, 2020				July 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	9	$46,561	$(31,897)	$14,664	9	$46,595	$(29,343)	$17,252
Unamortized other intangible assets:
Trademarks	N/A	18,916	—	18,916	N/A	18,871	—	18,871
Total		$65,477	$(31,897)	$33,580		$65,466	$(29,343)	$36,123

The change in the gross carrying amount of other intangible assets as of January 31, 2020 compared to July 31, 2019 was due to the effects of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $1,291 and $1,434 for the three months ended January 31, 2020 and 2019, respectively, and $2,582 and $2,870 for the six months ended January 31, 2020 and 2019, respectively. The amortization over each of the next five fiscal years is projected to be $5,163, $5,163, $4,894, $2,025 and $0 for the fiscal years ending July 31, 2020, 2021, 2022, 2023 and 2024, respectively.
NOTE E — Leases

The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to fifteen years. As of January 31, 2020, the Company did not have any finance leases.

The Company determines whether an arrangement contains a lease at contract inception. The contract is considered to contain a lease if it provides the Company with the right to direct the use of and the right to obtain substantially all of the economic benefits from an identified asset in exchange for consideration. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date based on the present value of the future lease payments over the expected lease term. Additionally, the ROU asset includes any lease payments made on or before the commencement date, initial direct costs incurred, and is reduced by any lease incentives received.

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

Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2020.

The following table summarizes lease expense recognized for the three and six months ended January 31, 2020:

		Three months ended	Six months ended
	Condensed Consolidated Statements of Income Location	January 31, 2020	January 31, 2020
Operating lease cost	Cost of goods sold	$2,092	$4,962
Operating lease cost	Selling, general, and administrative expenses	2,182	4,716

The following table summarizes the maturity of the Company's lease liabilities as of January 31, 2020:

Years ended July 31,	Operating Leases
Remainder of 2020	$8,426
2021	15,780
2022	12,797
2023	9,427
2024	5,580
Thereafter	3,268
Total lease payments	$55,278
Less interest	(3,384)
Present value of lease liabilities	$51,894

The weighted average remaining lease terms and discount rates for the Company's operating leases as of January 31, 2020 were as follows:

January 31, 2020
Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	3.4%

Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2020, were as follows:

Six months ended
January 31, 2020
Operating cash outflows from operating leases	$8,216
Operating lease assets obtained in exchange for new operating lease liabilities	10,637

Operating lease assets obtained in exchange for new operating lease liabilities include $9,769 of operating lease assets related to leases that commenced on August 1, 2019, which were included in the adoption impact of the new lease accounting standard.

The following table summarizes future minimum lease payments under operating leases as of July 31, 2019:

Years ended July 31,	Operating Leases
2020	$18,450
2021	16,132
2022	13,439
2023	10,065
2024	5,656
Thereafter	3,502
Total lease payments	$67,244

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2019	$548	$327,241	$663,808	$(43,779)	$(71,283)	$876,535
Net income	—	—	33,553	—	—	33,553
Other comprehensive loss, net of tax	—	—	—	—	(1,207)	(1,207)
Issuance of shares of Class A Common Stock under stock plan	—	187	—	624	—	811
Tax benefit and withholdings from deferred compensation distributions	—	69	—	—	—	69
Stock-based compensation expense	—	1,766	—	—	—	1,766
Cash dividends on Common Stock
Class A — $0.22 per share	—	—	(10,833)	—	—	(10,833)
Class B — $0.22 per share	—	—	(770)	—	—	(770)
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	71,051	—	—	71,051
Other comprehensive loss, net of tax	—	—	—	—	(1,236)	(1,236)
Issuance of shares of Class A Common Stock under stock plan	—	(6,223)	—	3,177	—	(3,046)
Tax benefit and withholdings from deferred compensation distributions	—	133	—	—	—	133
Stock-based compensation expense	—	5,384	—	—	—	5,384
Cash dividends on Common Stock
Class A — $0.44 per share	—	—	(21,655)	—	—	(21,655)
Class B — $0.42 per share	—	—	(1,481)	—	—	(1,481)
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2018	$548	$326,182	$570,858	$(58,414)	$(66,231)	$772,943
Net income	—	—	29,227	—	—	29,227
Other comprehensive loss, net of tax	—	—	—	—	5,666	5,666
Issuance of shares of Class A Common Stock under stock plan	—	(162)	—	5,235	—	5,073
Tax benefit and withholdings from deferred compensation distributions	—	118	—	—	—	118
Stock-based compensation expense	—	2,840	—	—	—	2,840
Purchase of shares of Class A Common Stock	—	—	—	(1,319)	—	(1,319)
Cash dividends on Common Stock
Class A — $0.21 per share	—	—	(10,415)	—	—	(10,415)
Class B — $0.21 per share	—	—	(752)	—	—	(752)
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net income	—	—	59,864	—	—	59,864
Other comprehensive loss, net of tax	—	—	—	—	(4,164)	(4,164)
Issuance of shares of Class A Common Stock under stock plan	—	(4,667)	—	19,804	—	15,137
Tax benefit and withholdings from deferred compensation distributions	—	209	—	—	—	209
Stock-based compensation expense	—	7,805	—	—	—	7,805
Purchase of shares of Class A Common Stock	—	—	—	(3,182)	—	(3,182)
Adoption of ASU 2014-09, "Revenue from Contracts with Customers"	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock
Class A — $0.43 per share	—	—	(20,818)	—	—	(20,818)
Class B — $0.41 per share	—	—	(1,445)	—	—	(1,445)
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2020:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2019	$707	$2,800	$(74,761)	$(71,254)
Other comprehensive income (loss) before reclassification	468	(216)	(913)	(661)
Amounts reclassified from accumulated other comprehensive loss	(365)	(210)	—	(575)
Ending balance, January 31, 2020	$810	$2,374	$(75,674)	$(72,490)

The increase in accumulated other comprehensive loss as of January 31, 2020, compared to July 31, 2019, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation and the settlements of net investment hedges, net of tax. Of the total $575 in amounts reclassified from accumulated other comprehensive loss, the $365 gain on cash flow hedges was reclassified into cost of goods sold, and the $210 gain on post-retirement plans was reclassified into investment and other income on the condensed consolidated statements of income for the six months ended January 31, 2020.
The changes in accumulated other comprehensive loss by component, net of tax, for the six months ended January 31, 2019, were as follows:

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

The increase in accumulated other comprehensive loss as of January 31, 2019, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the six-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes and the settlements of net investment hedges, net of tax. Of the total $514 in amounts reclassified from accumulated other comprehensive loss, the $215 gain on cash flow hedges was reclassified into cost of goods sold, and the $299 gain on post-retirement plans was reclassified into “Investment and other income” on the condensed consolidated statements of income for the six months ended January 31, 2019.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and six months ended January 31, 2020 and 2019:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Income tax (expense) benefit related to items of other comprehensive (loss) income:
Cash flow hedges	$(5)	$61	$30	$(38)
Pension and other post-retirement benefits	93	—	93	—
Other income tax adjustments and currency translation	(130)	135	46	(224)
Income tax (expense) benefit related to items of other comprehensive (loss) income	$(42)	$196	$169	$(262)

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
The balance of contract liabilities associated with service warranty performance obligations was $2,797 and $2,782 as of January 31, 2020 and July 31, 2019, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $316 and $631 during the three and six months ended January 31, 2020, respectively, that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2020, the Company expects to recognize 22% by the end of fiscal 2020, an additional 34% by the end of fiscal 2021, and the remaining balance thereafter.
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

The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2020 and 2019 is as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Net sales:
ID Solutions
Americas	$137,909	$138,324	$287,271	$284,114
Europe	45,319	47,282	88,701	96,110
Asia	22,134	23,599	44,377	47,080
Total	$205,362	$209,205	$420,349	$427,304
Workplace Safety
Americas	$23,636	$24,332	$47,939	$49,083
Europe	37,002	37,788	73,027	75,444
Australia	10,665	11,101	22,297	23,791
Total	$71,303	$73,221	$143,263	$148,318
Total Company
Americas	$161,545	$162,656	$335,210	$333,197
Europe	82,321	85,070	161,728	171,554
Asia-Pacific	32,799	34,700	66,674	70,871
Total	$276,665	$282,426	$563,612	$575,622

Segment profit for the three and six months ended January 31, 2020 and 2019 is as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Segment profit:
ID Solutions	$40,655	$37,857	$83,098	$79,419
Workplace Safety	5,455	4,661	10,612	10,202
Total Company	$46,110	$42,518	$93,710	$89,621

The following is a reconciliation of segment profit to income before income taxes for the three and six months ended January 31, 2020 and 2019:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Total profit from reportable segments	$46,110	$42,518	$93,710	$89,621
Unallocated amounts:
Administrative costs	(4,866)	(6,488)	(11,575)	(12,969)
Investment and other income	1,760	1,377	3,140	1,360
Interest expense	(647)	(717)	(1,348)	(1,429)
Income before income taxes	$42,357	$36,690	$83,927	$76,583

NOTE J — Net Income per Common Share

Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Numerator (in thousands):
Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$33,553	$29,227	$71,051	$59,864
Less:
Preferential dividends	—	—	(828)	(815)
Preferential dividends on dilutive stock options	—	—	(10)	(13)
Numerator for basic and diluted income per Class B Voting Common Share	$33,553	$29,227	$70,213	$59,036
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	53,320	52,532	53,232	52,366
Plus: Effect of dilutive equity awards	507	674	549	716
Denominator for diluted income per share for both Class A and Class B	53,827	53,206	53,781	53,082
Net income per Class A Nonvoting Common Share:
Basic	$0.63	$0.56	$1.33	$1.14
Diluted	$0.62	$0.55	$1.32	$1.13
Net income per Class B Voting Common Share:
Basic	$0.63	$0.56	$1.32	$1.13
Diluted	$0.62	$0.55	$1.31	$1.11

Stock-based awards to purchase 248,604 and 272,922 shares of Class A Nonvoting Common Stock for the three months ended January 31, 2020 and 2019, respectively, and 286,161 and 476,412 shares for the six months ended January 31, 2020 and 2019, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2020 and July 31, 2019, according to the valuation techniques the Company used to determine their fair values.

	January 31, 2020	July 31, 2019	Fair Value Hierarchy
Assets:
Trading securities	$18,143	$15,744	Level 1
Foreign exchange contracts	740	474	Level 2
Liabilities:
Foreign exchange contracts	33	5	Level 2

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

There have been no transfers between fair value hierarchy levels during the six months ended January 31, 2020.

The fair values of cash and cash equivalents, accounts receivable, inventories, accounts payable, and other liabilities approximated carrying values due to their short-term nature.

The following table summarizes the estimated fair value of the Company’s current maturities on its long-term debt obligations, at January 31, 2020 and July 31, 2019, which was based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities.

	January 31, 2020		July 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current maturities on long-term debt	$49,627	$50,127	$50,166	$51,566

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2020	July 31, 2019
Designated as cash flow hedges	$13,046	$26,013
Non-designated hedges	3,483	3,376
Total foreign exchange contracts	$16,529	$29,389

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2020 and July 31, 2019, unrealized gains of $878 and $805 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75,000 aggregate principal amount of senior unsecured notes consisting of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of January 31, 2020 and July 31, 2019, the cumulative balance recognized in accumulated other comprehensive income were gains of $12,994 and $12,440, respectively, on the Euro-denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Gains (losses) recognized in OCI:
Foreign exchange contracts (cash flow hedges)	$363	$537	$559	$157
Foreign currency denominated debt (net investment hedges)	531	(598)	553	1,022
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	105	240	486	287

Non-Designated Hedges

The Company recognized losses of $20 and $28 for the three and six months ended January 31, 2020, respectively, and losses of $10 and $43 for the three and six months ended January 31, 2019, respectively, in “Investment and other income” on the condensed consolidated statements of income related to non-designated hedges.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2020			July 31, 2019
	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$727	—	—	$472	—	—
Foreign currency denominated debt (net investment hedges)	—	—	49,635	—	—	50,189
Derivatives not designated as hedging instruments:
Foreign exchange contracts	13	33	—	2	5	—
Total derivative instruments	$740	$33	$49,635	$474	$5	$50,189

NOTE M — Income Taxes
The effective income tax rate for the three and six months ended January 31, 2020, was 20.8% and 15.3%, respectively. The Company expects its ongoing annual effective income tax rate to be approximately 20% based on its current global business mix. The effective income tax rate for the six months ended January 31, 2020, was lower than the expected income tax rate due to the favorable settlement of a domestic income tax audit and tax benefits from stock-based compensation.

The effective income tax rate for the three and six months ended January 31, 2019, was 20.3% and 21.8%, respectively.
NOTE N — Subsequent Events
On February 19, 2020, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2175 per share payable on April 30, 2020, to shareholders of record at the close of business on April 9, 2020.

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

The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and investing in research and development ("R&D") to develop new products. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, customization expertise, and improving our digital capabilities.

The following are key initiatives supporting the strategy in fiscal 2020:

•	Enhancing our research and development process and improving the time to launch high-value, innovative products in alignment with our target markets.

•	Providing our customers with the highest level of customer service.

•	Driving operational excellence and executing sustainable efficiency gains within our global operations and within our selling, general and administrative structures.

•	Expanding and enhancing our sales capabilities through an improved digital presence and increased sales resources.

•	Growing through focused actions in selected vertical markets and strategic accounts.

•	Enhancing our employee development process to create an engaged workforce and to attract and retain key talent.

Results of Operations

A comparison of results of operating income for the three and six months ended January 31, 2020 and 2019, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2020	% Sales	2019	% Sales	2020	% Sales	2019	% Sales
Net sales	$276,665		$282,426		$563,612		$575,622
Gross margin	139,127	50.3%	139,810	49.5%	280,532	49.8%	286,349	49.7%
Operating expenses:
Research and development	10,517	3.8%	11,074	3.9%	21,484	3.8%	22,400	3.9%
Selling, general and administrative	87,366	31.6%	92,706	32.8%	176,913	31.4%	187,297	32.5%
Total operating expenses	97,883	35.4%	103,780	36.7%	198,397	35.2%	209,697	36.4%
Operating income	$41,244	14.9%	$36,030	12.8%	$82,135	14.6%	$76,652	13.3%

References in this Form 10-Q to “organic sales” refer to sales calculated in accordance with GAAP, excluding the impact of foreign currency translation. The Company's organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods.

Sales for the three months ended January 31, 2020, decreased 2.0% to $276.7 million, compared to $282.4 million in the same period of the prior year. The decrease consisted of an organic sales decline of 1.2% and a decrease from foreign currency translation of 0.8%. Organic sales declined 1.3% in the IDS segment and declined 1.0% in the WPS segment during the three months ended January 31, 2020, compared to the same period in the prior year.

Sales for the six months ended January 31, 2020, decreased 2.1% to $563.6 million, compared to $575.6 million in the same period of the prior year. The decrease consisted of an organic sales decline of 0.8% and a decrease from foreign currency translation of 1.3%. Organic sales declined 0.7% in the IDS segment and declined 0.9% in the WPS segment during the six months ended January 31, 2020, compared to the same period in the prior year.

Gross margin decreased 0.5% to $139.1 million and decreased 2.0% to $280.5 million for the three and six months ended January 31, 2020, respectively, compared to $139.8 million and $286.3 million in the same periods of the prior year. As a percentage of net sales, gross margin increased to 50.3% and 49.8% for the three and six months ended January 31, 2020, respectively, compared to 49.5% and 49.7% in the same periods of the prior year. The increase in gross margin as a percentage of net sales was primarily due to our ongoing efforts to streamline manufacturing processes and drive operational efficiencies, including increased automation in our manufacturing facilities, which were partially offset by increased input costs such as personnel and freight costs, along with reduced sales volume.

R&D expenses decreased 5.0% to $10.5 million and decreased 4.1% to $21.5 million for the three and six months ended January 31, 2020, respectively, compared to $11.1 million and $22.4 million in the same periods of the prior year. As a percentage of sales, R&D expenses remained consistent for the three and six months ended January 31, 2020, compared to the same periods of the prior year. The decrease in R&D spending for both the three and six-month periods was primarily due to the timing of expenditures related to ongoing new product development projects. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.

Selling, general and administrative expenses ("SG&A") include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 5.8% to $87.4 million and decreased 5.5% to $176.9 million for the three and six months ended January 31, 2020, respectively, compared to $92.7 million and $187.3 million in the same periods of the prior year. As a percentage of sales, SG&A was 31.6% and 31.4% for the three and six months ended January 31, 2020, respectively, compared to 32.8% and 32.5% in the same periods of the prior year. Approximately one-fourth of the decrease in both the three and six-month periods was due to the impact of foreign currency translation, and the remainder was due to ongoing efficiency gains and lower compensation expense.
Operating income increased 14.5% to $41.2 million for the three months ended January 31, 2020, and 7.2% to $82.1 million for the six months ended January 31, 2020, compared to $36.0 million and $76.7 million in the same periods of the prior year, respectively. The increases in both the three and six-month periods were primarily due to increased segment profit within both the IDS and WPS businesses along with reduced corporate administrative expenses.

OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2020	% Sales	2019	% Sales	2020	% Sales	2019	% Sales
Operating income	$41,244	14.9%	$36,030	12.8%	$82,135	14.6%	$76,652	13.3%
Other income (expense):
Investment and other income	1,760	0.6%	1,377	0.5%	3,140	0.6%	1,360	0.2%
Interest expense	(647)	(0.2)%	(717)	(0.3)%	(1,348)	(0.2)%	(1,429)	(0.2)%
Income before income tax	42,357	15.3%	36,690	13.0%	83,927	14.9%	76,583	13.3%
Income tax expense	8,804	3.2%	7,463	2.6%	12,876	2.3%	16,719	2.9%
Net income	$33,553	12.1%	$29,227	10.3%	$71,051	12.6%	$59,864	10.4%

Investment and other income was $1.8 million and $3.1 million for the three and six months ended January 31, 2020, respectively, compared to $1.4 million in each of the same periods of the prior year. The increases in both the three and six-month periods were primarily due to an increase in the market value of securities held in deferred compensation plans and an increase in interest income when compared to the same periods in the prior year.

Interest expense remained essentially flat at $0.6 million and $1.3 million for the three and six months ended January 31, 2020, respectively, compared to $0.7 million and $1.4 million in the same periods of the prior year, as there was minimal change in the Company's principal balance under its outstanding debt agreements.

The Company's income tax rate was 20.8% for the three months ended January 31, 2020, compared to 20.3% for the same period in the prior year. The income tax rate was 15.3% for the six months ended January 31, 2020, compared to 21.8% for the same period in the prior year. Refer to Note M - Income Taxes for additional information on the Company's income tax rate.

Business Segment Operating Results

The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and six months ended January 31, 2020, and 2019:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
SALES GROWTH INFORMATION
ID Solutions
Organic	(1.3)%	3.6%	(0.7)%	4.6%
Currency	(0.5)%	(2.3)%	(0.9)%	(1.9)%
Total	(1.8)%	1.3%	(1.6)%	2.7%
Workplace Safety
Organic	(1.0)%	(0.9)%	(0.9)%	0.6%
Currency	(1.6)%	(3.3)%	(2.5)%	(2.9)%
Divestitures	—%	(5.8)%	—%	(6.0)%
Total	(2.6)%	(10.0)%	(3.4)%	(8.3)%
Total Company
Organic	(1.2)%	2.3%	(0.8)%	3.5%
Currency	(0.8)%	(2.6)%	(1.3)%	(2.2)%
Divestitures	—%	(1.6)%	—%	(1.7)%
Total	(2.0)%	(1.9)%	(2.1)%	(0.4)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.8%	18.1%	19.8%	18.6%
Workplace Safety	7.7%	6.4%	7.4%	6.9%
Total	16.7%	15.1%	16.6%	15.6%

ID Solutions

IDS net sales decreased 1.8% in the three months ended January 31, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 1.3% and a decrease from foreign currency translation of 0.5%. Organic sales in the three-month period were essentially flat in the Safety and Facility ID and Product ID product lines while the Healthcare ID and Wire ID product lines declined compared to the prior year. IDS net sales decreased 1.6% in the six months ended January 31, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 0.7% and a decrease from foreign currency translation of 0.9%. Organic sales in the six-month period grew in the Safety and Facility ID product line, remained essentially flat in the Product ID product line, and declined in the Healthcare ID and Wire ID product lines compared to the same period in the prior year.

Organic sales in the Americas decreased slightly in the three months ended January 31, 2020, compared to the same period in the prior year. Organic sales in the three-month period were essentially flat in the Safety and Facility ID and Product ID product lines while the Healthcare ID and Wire ID product lines declined compared to the same period in the prior year due to reduced demand in end markets. Organic sales were flat in the United States and declined in the low-single digits in the rest of the Americas in the three-month period. Organic sales in the Americas increased in the low-single digits for the six months ended January 31, 2020, compared to the same period in the prior year. Organic sales in the six-month period grew in the Safety and Facility ID product line, remained essentially flat in the Product ID product line, and declined in the Healthcare ID and Wire ID product lines compared to the same period in the prior year due to reduced demand in end markets. Organic sales grew in the low-single digits in the United States and declined in the low-single digits in the rest of the Americas in the six-month period.

Organic sales in Europe decreased in the low-single digits in the three months ended January 31, 2020, compared to the same period in the prior year. Slight organic sales growth in the Safety and Facility ID product line was more than offset by declines in the Product ID and Wire ID product lines in the three-month period. The organic sales decline in the three-month period was driven by certain businesses based in Western Europe due to a decline in economic activity. Organic sales in Europe decreased in the mid-single digits for the six months ended January 31, 2020, compared to the same period in the prior year, which was driven by a decline in all product lines. The organic sales decline in the six-month period was driven by certain businesses based in emerging geographies and in Western Europe due to a decline in economic activity.

Organic sales in Asia decreased in the mid-single digits in both the three and six months ended January 31, 2020, compared to the same periods in the prior year. Organic sales growth in the Wire ID product line was more than offset by declines in the Safety and Facility ID and Product ID product lines in both the three and six-month periods. Organic sales within China declined approximately 10% and declined in the high-single digits in the three and six-month periods, respectively, partially due to the direct and indirect impact of tariffs and overall economic weakness. Organic sales were essentially flat and declined slightly in the rest of Asia in the three and six-month periods, respectively.

Segment profit increased to $40.7 million and $83.1 million for the three and six months ended January 31, 2020, respectively, compared to $37.9 million and $79.4 million for the same periods in the prior year. As a percentage of net sales, segment profit increased to 19.8% for both the three and six months ended January 31, 2020, from 18.1% and 18.6% for the same periods in the prior year. The increase in segment profit for both the three and six-month periods was primarily driven by efficiency gains throughout SG&A in all regions.
Workplace Safety
WPS net sales decreased 2.6% in the three months ended January 31, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 1.0% and a decrease from foreign currency translation of 1.6%. WPS net sales decreased 3.4% in the six months ended January 31, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 0.9% and a decrease from foreign currency translation of 2.5%. Sales through the digital channel grew in the mid-single digits while sales through the catalog channel declined in the low-single digits in both the three and six-month periods.
Organic sales in Europe were effectively flat in the three months and increased modestly in the six months ended January 31, 2020, compared to the same periods in the prior year. Organic sales growth in France was largely offset by a decline in sales in Germany due to reduced demand for industrial products. Sales through the digital channel grew approximately 10% while sales through the catalog channel declined in the low-single digits in both the three and six-month periods.
Organic sales in the Americas decreased in the low-single digits in both the three and six months ended January 31, 2020, respectively, compared to the same periods in the prior year. Catalog channel sales declined in the low-single digits due to lower response rates to catalog promotions in both the three and six-month periods. Digital sales declined in the low-single digits in both the three and six-month periods. This business continued to experience a negative impact on sales from a digital platform that was implemented toward the end of fiscal 2018. In order to address this decline, the business transitioned to a new digital platform mid-way through fiscal 2019. The functionality of the new digital platform has improved compared to the former digital platform. However, sales have not yet returned to the level experienced prior to the initial platform change in fiscal 2018.

Organic sales in Australia were effectively flat in the three months ended January 31, 2020, compared to the same period in the prior year. Digital channel sales increased nearly 12% during the three-month period ended January 31, 2020, which was largely offset by a low-single digit decline in catalog channel sales. Organic sales decreased in the low-single digits in the six months ended January 31, 2020, compared to the same period in the prior year. Low-single digit organic growth in digital sales was offset by a low-single digit decline in catalog sales in the six-month period. We continue to experience reduced demand in primary end markets, which include non-residential construction and industrial manufacturing.

Segment profit increased to $5.5 million and $10.6 million for the three and six months ended January 31, 2020, respectively, compared to $4.7 million and $10.2 million for the same periods in the prior year. As a percentage of net sales, segment profit increased to 7.7% and 7.4% for the three and six months ended January 31, 2020, respectively, compared to 6.4% and 6.9% for the same periods in the prior year. The increases in segment profit were due to efficiency gains throughout SG&A, which were partially offset by the decrease in organic sales and foreign currency translation.

Financial Condition

Cash and cash equivalents were $289.8 million at January 31, 2020, an increase of $10.7 million from July 31, 2019. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$53,107	$44,188
Investing activities	(16,506)	(12,579)
Financing activities	(26,049)	(10,051)
Effect of exchange rate changes on cash	179	(776)
Net increase in cash and cash equivalents	$10,731	$20,782

Net cash provided by operating activities was $53.1 million for the six months ended January 31, 2020, compared to $44.2 million in the same period of the prior year. The increase was primarily driven by an increase in net income adjusted for non-cash items as well as a decrease in cash used for working capital.

Net cash used in investing activities was $16.5 million for the six months ended January 31, 2020, compared to $12.6 million in the same period of the prior year. The increase in cash used in investing activities was primarily driven by investment purchases to fund deferred compensation plans, and to a lesser extent by an increase in capital expenditures for the purchase of manufacturing equipment and facility upgrades in Europe, the United States, and Mexico.

Net cash used in financing activities was $26.0 million during the six months ended January 31, 2020, compared to $10.1 million in the same period of the prior year. The change was primarily due to a decrease in cash proceeds from the exercise of stock options and an increase in cash payments for employee taxes withheld from stock-based awards in the current six-month period.
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
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio), or the Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio) plus 1%. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. As of January 31, 2020, there were no borrowings outstanding on the credit facility, and there was no outstanding balances during the six months ended January 31, 2020. The Company had letters of credit outstanding under the loan agreement of $3.3 million as of January 31, 2020 and there was $196.7 million available for future borrowing, which can be increased to $396.7 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the condensed consolidated balance sheets.
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of January 31, 2020, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.0 to 1.0 and the interest expense coverage ratio equal to 75.7 to 1.0.

The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2020, approximately 47% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:

•	Brady's ability to compete effectively or to successfully execute its strategy

•	Brady's ability to develop technologically advanced products that meet customer demands

•	Difficulties in protecting websites, networks, and systems against security breaches

•	Decreased demand for the Company's products

•	Raw material and other cost increases

•	Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities

•	Risks associated with the loss of key employees

•	Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies

•	Litigation, including product liability claims

•	Foreign currency fluctuations

•	Changes in tax legislation and tax rates

•	Potential write-offs of Brady's substantial intangible assets

•
Numerous other matters of national, regional and global scale, including major public health issues and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2019.

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

SIGNATURES

BRADY CORPORATION

Date: February 20, 2020	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2020	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)