Form 10-Q
period 2020-04-30
BRADY CORP
filed 2020-05-21
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑

As of May 19, 2020, there were 48,421,588 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	April 30, 2020	July 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,880	$279,072
Accounts receivable—net	145,133	158,114
Inventories	124,575	120,037
Prepaid expenses and other current assets	22,502	16,056
Total current assets	531,090	573,279
Property, plant and equipment—net	111,383	110,048
Goodwill	404,039	410,987
Other intangible assets	23,444	36,123
Deferred income taxes	7,006	7,298
Operating lease assets	41,553	—
Other assets	21,827	19,573
Total	$1,140,342	$1,157,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,819	$64,810
Accrued compensation and benefits	41,591	62,509
Taxes, other than income taxes	7,667	8,107
Accrued income taxes	8,101	6,557
Current operating lease liabilities	14,381	—
Other current liabilities	48,473	49,796
Current maturities on long-term debt	48,927	50,166
Total current liabilities	227,959	241,945
Long-term operating lease liabilities	32,348	—
Other liabilities	59,433	64,589
Total liabilities	319,740	306,534
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,431,617 and 49,458,841 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	330,968	329,969
Retained earnings	688,079	637,843
Treasury stock—2,829,870 and 1,802,646 shares, respectively, of Class A nonvoting common stock, at cost	(106,751)	(46,332)
Accumulated other comprehensive loss	(92,242)	(71,254)
Total stockholders’ equity	820,602	850,774
Total	$1,140,342	$1,157,308

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Net sales	$265,943	$289,745	$829,555	$865,367
Cost of goods sold	136,416	143,996	419,496	433,269
Gross margin	129,527	145,749	410,059	432,098
Operating expenses:
Research and development	9,814	11,437	31,298	33,837
Selling, general and administrative	83,223	94,691	260,136	281,988
Impairment charges	13,821	—	13,821	—
Total operating expenses	106,858	106,128	305,255	315,825
Operating income	22,669	39,621	104,804	116,273
Other income (expense):
Investment and other income	112	2,065	3,252	3,425
Interest expense	(628)	(708)	(1,976)	(2,137)
Income before income taxes	22,153	40,978	106,080	117,561
Income tax expense	8,520	6,197	21,396	22,916
Net income	$13,633	$34,781	$84,684	$94,645
Net income per Class A Nonvoting Common Share:
Basic	$0.26	$0.66	$1.60	$1.80
Diluted	$0.26	$0.65	$1.58	$1.78
Dividends	$0.22	$0.21	$0.65	$0.64
Net income per Class B Voting Common Share:
Basic	$0.26	$0.66	$1.58	$1.79
Diluted	$0.26	$0.65	$1.57	$1.76
Dividends	$0.22	$0.21	$0.64	$0.62
Weighted average common shares outstanding:
Basic	52,607	52,766	53,023	52,499
Diluted	52,972	53,480	53,512	53,215

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Net income	$13,633	$34,781	$84,684	$94,645
Other comprehensive loss:
Foreign currency translation adjustments	(17,424)	(7,337)	(18,383)	(10,641)

Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(1,751)	220	(1,192)	377
Reclassification adjustment for gains included in net income	(293)	(292)	(779)	(579)
	(2,044)	(72)	(1,971)	(202)
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive loss	—	—	(309)	(169)
Actuarial gain amortization	(105)	(124)	(315)	(423)
	(105)	(124)	(624)	(592)

Other comprehensive loss, before tax	(19,573)	(7,533)	(20,978)	(11,435)
Income tax expense related to items of other comprehensive loss	(179)	(348)	(10)	(610)
Other comprehensive loss, net of tax	(19,752)	(7,881)	(20,988)	(12,045)
Comprehensive (loss) income	$(6,119)	$26,900	$63,696	$82,600

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Nine months ended April 30,
	2020	2019
Operating activities:
Net income	$84,684	$94,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,731	17,836
Stock-based compensation expense	7,180	10,311
Deferred income taxes	(309)	3,796
Impairment charges	13,821	—
Other	1,698	1,372
Changes in operating assets and liabilities:
Accounts receivable	9,019	332
Inventories	(7,439)	(9,254)
Prepaid expenses and other assets	(5,653)	(2,204)
Accounts payable and accrued liabilities	(26,609)	(20,548)
Income taxes	1,790	616
Net cash provided by operating activities	95,913	96,902

Investing activities:
Purchases of property, plant and equipment	(21,616)	(17,528)
Other	(4,419)	(1,810)
Net cash used in investing activities	(26,035)	(19,338)

Financing activities:
Payment of dividends	(34,447)	(33,488)
Proceeds from exercise of stock options	5,212	22,468
Payments for employee taxes withheld from stock-based awards	(7,832)	(4,348)
Purchase of treasury stock	(64,113)	(3,182)
Proceeds from borrowing on credit facilities	—	13,637
Repayment of borrowing on credit facilities	—	(13,568)
Other	133	210
Net cash used in financing activities	(101,047)	(18,271)

Effect of exchange rate changes on cash	(9,023)	(2,288)

Net (decrease) increase in cash and cash equivalents	(40,192)	57,005
Cash and cash equivalents, beginning of period	279,072	181,427

Cash and cash equivalents, end of period	$238,880	$238,432

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended April 30, 2020
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2020 and July 31, 2019, its results of operations and comprehensive income for the three and nine months ended April 30, 2020 and 2019, and cash flows for the nine months ended April 30, 2020 and 2019. The condensed consolidated balance sheet as of July 31, 2019, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
Standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model ("CECL") that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for interim periods in fiscal years beginning after December 15, 2019. The Company is still evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment," which simplifies the accounting for goodwill impairment. The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter; however, early adoption is permitted for any impairment tests performed after January 1, 2017. The Company has not adopted this guidance, which will only impact the Company's consolidated financial statements if there is an impairment of goodwill after July 31, 2020.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR") by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. Some of the Company's contracts with respect to its borrowing agreements already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR. The Company is in the process of reviewing its debt securities, bank facilities, and commercial contracts that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of April 30, 2020, and July 31, 2019, consisted of the following:

	April 30, 2020	July 31, 2019
Finished products	$77,634	$77,532
Work-in-process	22,819	20,515
Raw materials and supplies	24,122	21,990
Total inventories	$124,575	$120,037

Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $279,757 and $273,880 as of April 30, 2020, and July 31, 2019, respectively.
NOTE D — Other Intangible and Long-Lived Assets
Other intangible assets include customer relationships, tradenames, and patents with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
The net book value of these assets was as follows:

	April 30, 2020				July 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	8	$47,180	$(33,150)	$14,030	9	$46,595	$(29,343)	$17,252
Unamortized other intangible assets:
Tradenames	N/A	9,414	—	9,414	N/A	18,871	—	18,871
Total		$56,594	$(33,150)	$23,444		$65,466	$(29,343)	$36,123
The change in the gross carrying amount of other intangible assets as of April 30, 2020 compared to July 31, 2019 was due to impairments and the effects of currency fluctuations during the nine-month period ended April 30, 2020.
The Company evaluates other intangible and long-lived assets for impairment on an annual basis or more frequently if events or changes in circumstances have occurred that indicate the asset may not be recoverable or that the remaining estimated useful life may warrant revision. In addition, the Company performs qualitative assessments on a quarterly basis of significant events and circumstances, such as historical and current results, assumptions regarding future performance, and strategic initiatives and overall economic factors.
The outbreak of the novel coronavirus (“COVID-19”), which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and has negatively impacted the Company’s supply chain, operations, and customer demand. As a result, the Company evaluated the macro-economic developments of the COVID-19 pandemic to determine the existence of potential impairment indicators. If indicators of impairment were identified, a quantitative impairment test was performed.
Qualitative tests performed in the quarter indicated the existence of impairment indicators for intangible assets in certain businesses within the Company’s WPS segment. These indicators of impairment consisted of a decline in sales in the three months ended April 30, 2020, and the expectation that sales will continue to decline as these businesses navigate the economic challenges presented by the COVID-19 pandemic. Indefinite-lived tradenames were valued using the income approach based upon current sales projections applying the relief from royalty method. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $9,328 were written down to their estimated fair value of $663 in the three months ended April 30, 2020.
Consistent with the circumstances leading to the intangible asset impairment, the Company performed a recoverability and fair value test of other long-lived assets in certain businesses within both the IDS and WPS segments. Long-lived assets were evaluated for recoverability by comparing undiscounted future cash flows derived from internal forecasts to the carrying amount of the asset. For specific long-lived assets, this analysis resulted in an amount that was less than the carrying value of the asset. The Company measured the impairment loss of long-lived assets as the amount by which the carrying value of the assets exceeded their fair value. As a result of the analysis, impairment charges of $2,681 were recorded related to property, plant and equipment, of which $2,353 and $328 related to the IDS and WPS segments, respectively. In addition, impairment charges of $2,475 were recorded related to operating lease assets, of which $2,035 and $440 related to the WPS and IDS segments, respectively.
These items resulted in a total impairment charge of $13,821 recorded in "Impairment charges" on the condensed consolidated statements of income for the three and nine months ended April 30, 2020.

A lack of recovery or further deterioration in market conditions, a sustained trend of weaker than expected financial performance or a lack of recovery among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods which could have a material adverse effect on the Company's financial statements.
Amortization expense of intangible assets was $1,290 and $1,443 for the three months ended April 30, 2020 and 2019, respectively, and $3,872 and $4,314 for the nine months ended April 30, 2020 and 2019, respectively. The amortization over each of the next five fiscal years is projected to be $5,218, $5,384, $5,109, $2,191 and $0 for the fiscal years ending July 31, 2020, 2021, 2022, 2023 and 2024, respectively.
NOTE E — Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to fifteen years. As of April 30, 2020, the Company did not have any finance leases.
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
Right-of-use assets are evaluated for impairment in the same manner as long-lived assets. During the three months ended April 30, 2020, impairment charges of $2,475 were recorded related to right-of-use assets, of which $2,035 and $440 related to the WPS and IDS segments, respectively. Refer to Note D, "Other Intangible and Long-Lived Assets" for additional information.
Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” on the Company's condensed consolidated balance sheets.
Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and nine months ended April 30, 2020.
The following table summarizes lease expense recognized for the three and nine months ended April 30, 2020:

		Three months ended	Nine months ended
	Condensed Consolidated Statements of Income Location	April 30, 2020	April 30, 2020
Operating lease cost	Cost of goods sold	$2,074	$7,036
Operating lease cost	Selling, general, and administrative expenses	2,145	6,861

The following table summarizes the maturity of the Company's lease liabilities as of April 30, 2020:

Years ended July 31,	Operating Leases
Remainder of 2020	$4,245
2021	15,429
2022	12,554
2023	9,209
2024	5,470
Thereafter	3,160
Total lease payments	$50,067
Less interest	(3,338)
Present value of lease liabilities	$46,729

The weighted average remaining lease terms and discount rates for the Company's operating leases as of April 30, 2020 were as follows:

April 30, 2020
Weighted average remaining lease term (in years)	3.7
Weighted average discount rate	3.4%

Supplemental cash flow information related to the Company's operating leases for the nine months ended April 30, 2020, were as follows:

Nine months ended
April 30, 2020
Operating cash outflows from operating leases	$12,469
Operating lease assets obtained in exchange for new operating lease liabilities	10,637
Operating lease assets obtained in exchange for new operating lease liabilities include $9,769 of operating lease assets related to leases that commenced on August 1, 2019, which were included in the adoption impact of the new lease accounting standard.

The following table summarizes future minimum lease payments under operating leases as of July 31, 2019:

Years ended July 31,	Operating Leases
2020	$18,450
2021	16,132
2022	13,439
2023	10,065
2024	5,656
Thereafter	3,502
Total lease payments	$67,244

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924
Net income	—	—	13,633	—	—	13,633
Other comprehensive loss, net of tax	—	—	—	—	(19,752)	(19,752)
Issuance of shares of Class A Common Stock under stock plan	—	(91)	—	517	—	426
Stock-based compensation expense	—	1,796	—	—	—	1,796
Repurchase of shares of Class A Common Stock	—	—	—	(64,113)	—	(64,113)
Cash dividends on Common Stock:
Class A — $0.22 per share	—	—	(10,542)	—	—	(10,542)
Class B — $0.22 per share	—	—	(770)	—	—	(770)
Balances at April 30, 2020	$548	$330,968	$688,079	$(106,751)	$(92,242)	$820,602

The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	84,684	—	—	84,684
Other comprehensive loss, net of tax	—	—	—	—	(20,988)	(20,988)
Issuance of shares of Class A Common Stock under stock plan	—	(6,314)	—	3,694	—	(2,620)
Tax benefit and withholdings from deferred compensation distributions	—	133	—	—	—	133
Stock-based compensation expense	—	7,180	—	—	—	7,180
Repurchase of shares of Class A Common Stock	—	—	—	(64,113)	—	(64,113)
Cash dividends on Common Stock:
Class A — $0.65 per share	—	—	(32,197)	—	—	(32,197)
Class B — $0.64 per share	—	—	(2,251)	—	—	(2,251)
Balances at April 30, 2020	$548	$330,968	$688,079	$(106,751)	$(92,242)	$820,602

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended April 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at January 31, 2019	$548	$328,978	$588,918	$(54,498)	$(60,565)	$803,381
Net income	—	—	34,781	—	—	34,781
Other comprehensive loss, net of tax	—	—	—	—	(7,881)	(7,881)
Issuance of shares of Class A Common Stock under stock plan	—	(1,433)	—	4,415	—	2,982
Stock-based compensation expense	—	2,506	—	—	—	2,506
Cash dividends on Common Stock:
Class A — $0.21 per share	—	—	(10,473)	—	—	(10,473)
Class B — $0.21 per share	—	—	(752)	—	—	(752)
Balances at April 30, 2019	$548	$330,051	$612,474	$(50,083)	$(68,446)	$824,544

The following table illustrates the changes in the balances of each component of stockholders' equity for the nine months ended April 30, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)	$752,112
Net income	—	—	94,645	—	—	94,645
Other comprehensive loss, net of tax	—	—	—	—	(12,045)	(12,045)
Issuance of shares of Class A Common Stock under stock plan	—	(6,100)	—	24,219	—	18,119
Tax benefit and withholdings from deferred compensation distributions	—	209	—	—	—	209
Stock-based compensation expense	—	10,311	—	—	—	10,311
Repurchase of shares of Class A Common Stock	—	—	—	(3,182)	—	(3,182)
Adoption of ASU 2014-09, "Revenue from Contracts with Customers"	—	—	(2,137)	—	—	(2,137)
Cash dividends on Common Stock:
Class A — $0.64 per share	—	—	(31,291)	—	—	(31,291)
Class B — $0.62 per share	—	—	(2,197)	—	—	(2,197)
Balances at April 30, 2019	$548	$330,051	$612,474	$(50,083)	$(68,446)	$824,544

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.

The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the nine months ended April 30, 2020:

	Unrealized gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2019	$707	$2,800	$(74,761)	$(71,254)
Other comprehensive loss before reclassification	(1,363)	(216)	(18,510)	(20,089)
Amounts reclassified from accumulated other comprehensive loss	(584)	(315)	—	(899)
Ending balance, April 30, 2020	$(1,240)	$2,269	$(93,271)	$(92,242)

The increase in accumulated other comprehensive loss as of April 30, 2020, compared to July 31, 2019, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation and the settlements of net investment hedges, net of tax. Of the total $899 in amounts reclassified from accumulated other comprehensive loss, the $584 gain on cash flow hedges was reclassified into "Cost of goods sold", and the $315 gain on post-retirement plans was reclassified into "Investment and other income" on the condensed consolidated statements of income for the nine months ended April 30, 2020.
The changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended April 30, 2019, were as follows:

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

The increase in accumulated other comprehensive loss as of April 30, 2019, compared to July 31, 2018, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the nine-month period. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation, foreign currency translation on intercompany notes and the settlements of net investment hedges, net of tax. Of the total $857 in amounts reclassified from accumulated other comprehensive loss, the $434 gain on cash flow hedges was reclassified into "Cost of goods sold", and the $423 gain on post-retirement plans was reclassified into “Investment and other income” on the condensed consolidated statements of income for the nine months ended April 30, 2019.
The following table illustrates the income tax expense on the components of other comprehensive loss for the three and nine months ended April 30, 2020 and 2019:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Income tax expense related to items of other comprehensive loss:
Cash flow hedges	$(6)	$38	$24	$—
Pension and other post-retirement benefits	—	—	93	—
Other income tax adjustments and currency translation	(173)	(386)	(127)	(610)
Income tax expense related to items of other comprehensive loss	$(179)	$(348)	$(10)	$(610)

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
The balance of contract liabilities associated with service warranty performance obligations was $2,771 and $2,782 as of April 30, 2020 and July 31, 2019, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $317 and $948 during the three and nine months ended April 30, 2020, respectively, that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at April 30, 2020, the Company expects to recognize 11% by the end of fiscal 2020, an additional 37% by the end of fiscal 2021, and the remaining balance thereafter.
NOTE I — Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions, Workplace Safety, and People Identification ("PDC"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The Identification Solutions and PDC operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment. The Company evaluates short-term segment performance based on segment profit and customer sales. Impairment charges, interest expense, investment and other income, income taxes, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of net sales by segment and geographic region for the three and nine months ended April 30, 2020 and 2019 is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Net sales:
ID Solutions
Americas	$131,169	$143,557	$418,440	$427,671
Europe	41,183	48,984	129,884	145,094
Asia	20,817	21,438	65,194	68,518
Total	$193,169	$213,979	$613,518	$641,283
Workplace Safety
Americas	$21,456	$25,778	$69,395	$74,861
Europe	37,567	38,372	110,594	113,816
Australia	13,751	11,616	36,048	35,407
Total	$72,774	$75,766	$216,037	$224,084
Total Company
Americas	$152,625	$169,335	$487,835	$502,532
Europe	78,750	87,356	240,478	258,910
Asia-Pacific	34,568	33,054	101,242	103,925
Total	$265,943	$289,745	$829,555	$865,367

Segment profit for the three and nine months ended April 30, 2020 and 2019 is as follows:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Segment profit:
ID Solutions	$36,401	$39,892	$119,499	$119,311
Workplace Safety	4,379	6,099	14,991	16,301
Total Company	$40,780	$45,991	$134,490	$135,612

The following is a reconciliation of segment profit to income before income taxes for the three and nine months ended April 30, 2020 and 2019:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Total profit from reportable segments	$40,780	$45,991	$134,490	$135,612
Unallocated amounts:
Administrative costs	(4,290)	(6,370)	(15,865)	(19,339)
Impairment charges (1)	(13,821)	—	(13,821)	—
Investment and other income	112	2,065	3,252	3,425
Interest expense	(628)	(708)	(1,976)	(2,137)
Income before income taxes	$22,153	$40,978	$106,080	$117,561

(1) Of the total $13,821 impairment charges recorded in the three and nine months ended April 30, 2020, $11,029 was in the WPS segment and $2,792 was in the IDS segment.
NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Numerator (in thousands):
Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$13,633	$34,781	$84,684	$94,645
Less:
Preferential dividends	—	—	(828)	(815)
Preferential dividends on dilutive stock options	—	—	(10)	(13)
Numerator for basic and diluted income per Class B Voting Common Share	$13,633	$34,781	$83,846	$93,817
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	52,607	52,766	53,023	52,499
Plus: Effect of dilutive equity awards	365	714	489	716
Denominator for diluted income per share for both Class A and Class B	52,972	53,480	53,512	53,215
Net income per Class A Nonvoting Common Share:
Basic	$0.26	$0.66	$1.60	$1.80
Diluted	$0.26	$0.65	$1.58	$1.78
Net income per Class B Voting Common Share:
Basic	$0.26	$0.66	$1.58	$1.79
Diluted	$0.26	$0.65	$1.57	$1.76

Stock-based awards to purchase 488,932 and 269,606 shares of Class A Nonvoting Common Stock for the three months ended April 30, 2020 and 2019, respectively, and 353,752 and 407,477 shares for the nine months ended April 30, 2020 and 2019, respectively, were not included in the computation of diluted net income per share because the effect would have been anti-dilutive.
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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2020 and July 31, 2019, according to the valuation techniques the Company used to determine their fair values.

	April 30, 2020	July 31, 2019	Fair Value Hierarchy
Assets:
Trading securities	$17,172	$15,744	Level 1
Foreign exchange contracts	241	474	Level 2
Liabilities:
Foreign exchange contracts	1,360	5	Level 2

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
There have been no transfers between fair value hierarchy levels during the nine months ended April 30, 2020.
The fair values of cash and cash equivalents, accounts receivable, inventories, accounts payable, and other current liabilities approximated carrying values due to their short-term nature.
During the three months ended April 30, 2020, impairment charges of $13,821 were recorded in connection with writing down the carrying values of certain other intangible and long-lived assets to their respective fair values. These represented Level 3 assets measured at fair value on a nonrecurring basis subsequent to their original recognition. Refer to Note D, "Other Intangible and Long-Lived Assets" for additional information on the methods and assumptions used to determine fair value.
The following table summarizes the estimated fair value of the Company’s current maturities on its long-term debt obligations, at April 30, 2020 and July 31, 2019, which was based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities.

	April 30, 2020		July 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current maturities on long-term debt	$48,927	$48,988	$50,166	$51,566

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	April 30, 2020	July 31, 2019
Designated as cash flow hedges	$21,533	$26,013
Non-designated hedges	2,707	3,376
Total foreign exchange contracts	$24,240	$29,389

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of April 30, 2020 and July 31, 2019, unrealized losses of $1,166 and gains of $805 have been included in OCI, respectively.
Net Investment Hedges
The Company has designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75,000 aggregate principal amount of senior unsecured notes consisting of €30,000 aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45,000 aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European foreign operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the condensed consolidated statements of comprehensive income. As of April 30, 2020 and July 31, 2019, the cumulative balance recognized in accumulated other comprehensive income were gains of $13,700 and $12,440, respectively, on the Euro-denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
(Losses) gains recognized in OCI:
Foreign exchange contracts (cash flow hedges)	$(1,751)	$220	$(1,192)	$377
Foreign currency denominated debt (net investment hedges)	707	1,314	1,260	2,336
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	293	292	779	579

Non-Designated Hedges
The Company recognized gains of $39 and $11 for the three and nine months ended April 30, 2020, respectively, and losses of $6 and $49 for the three and nine months ended April 30, 2019, respectively, in “Investment and other income” on the condensed consolidated statements of income related to non-designated hedges.
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	April 30, 2020			July 31, 2019
	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$176	$—	$—	$472	$—	$—
Foreign currency denominated debt (net investment hedges)	—	—	48,929	—	—	50,189
Derivatives not designated as hedging instruments:
Foreign exchange contracts	65	1,360	—	2	5	—
Total derivative instruments	$241	$1,360	$48,929	$474	$5	$50,189

NOTE M — Income Taxes
The effective income tax rate for the three and nine months ended April 30, 2020, was 38.5% and 20.2%, respectively. The effective income tax rate for three months ended April 30, 2020, was higher than the effective income tax rate for same period in the prior year primarily due to an increase in the valuation allowance against foreign tax credit carryforwards resulting from a decrease in our expectations of future foreign source income.
The effective income tax rate for the three and nine months ended April 30, 2019, was 15.1% and 19.5%, respectively.
NOTE N — Subsequent Events
On May 20, 2020, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.2175 per share payable on July 31, 2020, to shareholders of record at the close of business on July 10, 2020.

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
The Company’s key initiatives for 2020 have not changed, however, the respective business plans to achieve these key initiatives have been and are expected to continue to be affected by the COVID-19 pandemic.
Our key initiatives supporting our strategy in fiscal 2020 are focused on:
•Investing in organic growth by enhancing our research and development process and improving the time to launch high-value, innovative products in alignment with our target markets.
•Providing our customers with the highest level of customer service.
•Expanding and enhancing our sales capabilities through an improved digital presence and increased sales resources.
•Driving operational excellence and executing sustainable efficiency gains within our global operations and within our selling, general and administrative structures.
•Growing through focused actions in selected vertical markets and strategic accounts.
•Enhancing our employee development process to create an engaged workforce and to attract and retain key talent.

Impact of the COVID-19 Pandemic on Our Business
The impact of the COVID-19 pandemic on the global economic environment has resulted in reduced demand across the majority of our end markets. In the near-term, the COVID-19 pandemic is expected to have adverse effects on our sales, overall profitability, and working capital. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. Certain of our businesses were shutdown temporarily during the quarter ended April 30, 2020, which had an impact on our financial results and operations. However, the majority of our facilities were operating globally while implementing enhanced safety protocols designed to protect the well-being of our employees.
We are taking actions throughout our business to reduce controllable costs, including reductions in labor costs, eliminating non-essential travel, and reducing discretionary spend. We believe we have the financial strength to continue to invest in organic sales growth opportunities and R&D, while continuing to drive efficiencies and automation in our operations and selling, general and administrative expenses ("SG&A") functions. At April 30, 2020, we have cash of $238.9 million, current maturities on long-term debt of $48.9 million and an undrawn credit facility of $200 million, for total liquidity of approximately $390 million.
Due to the speed with which the COVID-19 pandemic has developed and the resulting uncertainty, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations, and financial condition cannot be predicted. Despite this uncertainty, we believe that our financial resources and liquidity levels, along with various contingency plans to reduce costs are sufficient to manage the impact of the COVID-19 pandemic, which may result in reduced sales, net income and operating cash flows. Refer to Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three and nine months ended April 30, 2020 and 2019, is as follows:

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2020	% Sales	2019	% Sales	2020	% Sales	2019	% Sales
Net sales	$265,943		$289,745		$829,555		$865,367
Gross margin	129,527	48.7%	145,749	50.3%	410,059	49.4%	432,098	49.9%
Operating expenses:
Research and development	9,814	3.7%	11,437	3.9%	31,298	3.8%	33,837	3.9%
Selling, general and administrative	83,223	31.3%	94,691	32.7%	260,136	31.4%	281,988	32.6%
Impairment charges	13,821	5.2%	—	—%	13,821	3.4%	—	—%
Total operating expenses	106,858	40.2%	106,128	36.6%	305,255	36.8%	315,825	36.5%
Operating income	$22,669	8.5%	$39,621	13.7%	$104,804	12.6%	$116,273	13.4%

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
Sales for the three months ended April 30, 2020, decreased 8.2% to $265.9 million, compared to $289.7 million in the same period of the prior year. The decrease consisted of an organic sales decline of 6.0% and a decrease from foreign currency translation of 2.2%. Organic sales declined 8.2% in the IDS segment and grew 0.2% in the WPS segment during the three months ended April 30, 2020, compared to the same period in the prior year. Organic sales increased by 2.7% through the first two months of the quarter and decreased by 23.6% in the month of April, compared to the same periods in the prior year.
Sales for the nine months ended April 30, 2020, decreased 4.1% to $829.6 million, compared to $865.4 million in the same period of the prior year. The decrease consisted of an organic sales decline of 2.5% and a decrease from foreign currency translation of 1.6%. Organic sales declined 3.2% in the IDS segment and declined 0.5% in the WPS segment during the nine months ended April 30, 2020, compared to the same period in the prior year.
Gross margin decreased 11.1% to $129.5 million and decreased 5.1% to $410.1 million for the three and nine months ended April 30, 2020, respectively, compared to $145.7 million and $432.1 million in the same periods of the prior year. As a percentage of net sales, gross margin decreased to 48.7% and 49.4% for the three and nine months ended April 30, 2020, respectively, compared to 50.3% and 49.9% in the same periods of the prior year. The decrease in gross margin as a percentage of net sales during both the three and nine-month periods was primarily due to the decline in sales volumes resulting from the economic slowdown caused by the COVID-19 pandemic.
R&D expenses decreased 14.2% to $9.8 million and decreased 7.5% to $31.3 million for the three and nine months ended April 30, 2020, respectively, compared to $11.4 million and $33.8 million in the same periods of the prior year. As a percentage of sales, R&D expenses remained consistent for the three and nine months ended April 30, 2020, compared to the same periods of the prior year. The decrease in R&D expenses was primarily due to a reduction in incentive-based compensation in the current three and nine-month periods compared to the same periods in the prior year. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.
SG&A expenses include selling costs directly attributed to the IDS and WPS segments, as well as certain other administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A decreased 12.1% to $83.2 million and 7.7% to $260.1 million for the three and nine months ended April 30, 2020, respectively, compared to $94.7 million and $282.0 million in the same periods of the prior year. As a percentage of sales, SG&A was 31.3% and 31.4% for the three and nine months ended April 30, 2020, respectively, compared to 32.7% and 32.6% in the same periods of the prior year. Increased costs associated with the COVID-19 pandemic during the three-month period, including employee severance and other related costs, were offset by reduced incentive compensation. The decrease in SG&A in the nine-month period was due to ongoing efficiency gains and reduced incentive compensation, and to a lesser extent the impact of foreign currency translation.

As a result of the economic slowdown, management evaluated whether indicators of impairment of intangible assets and other long-lived assets existed as of April 30, 2020. Management concluded that the COVID-19 pandemic resulted in indicators of impairment in certain businesses within the WPS and IDS segments, and performed an interim impairment analysis. As a result of the analysis, impairment charges of $13.8 million related to other intangible and long-lived assets, primarily in the WPS segment, were recorded during the three months ended April 30, 2020. Refer to Note D, "Other Intangible and Long-Lived Assets" for further discussion regarding the impairment charges.
Operating income decreased 42.8% to $22.7 million for the three months ended April 30, 2020, and decreased 9.9% to $104.8 million for the nine months ended April 30, 2020, compared to $39.6 million and $116.3 million in the same periods of the prior year, respectively. The decrease in operating income for both the three and nine-month periods ended April 30, 2020, compared to the same periods in the prior year, was primarily due to impairment charges of $13.8 million recognized in the current quarter.
OPERATING INCOME TO NET INCOME

	Three months ended April 30,				Nine months ended April 30,
(Dollars in thousands)	2020	% Sales	2019	% Sales	2020	% Sales	2019	% Sales
Operating income	$22,669	8.5%	$39,621	13.7%	$104,804	12.6%	$116,273	13.4%
Other income (expense):
Investment and other income	112	—%	2,065	0.7%	3,252	0.4%	3,425	0.4%
Interest expense	(628)	(0.2)%	(708)	(0.2)%	(1,976)	(0.2)%	(2,137)	(0.2)%
Income before income tax	22,153	8.3%	40,978	14.1%	106,080	12.8%	117,561	13.6%
Income tax expense	8,520	3.2%	6,197	2.1%	21,396	2.6%	22,916	2.6%
Net income	$13,633	5.1%	$34,781	12.0%	$84,684	10.2%	$94,645	10.9%

Investment and other income was $0.1 million and $2.1 million for the three months ended April 30, 2020 and 2019, respectively. The decrease in the three-month period was primarily due to a decrease in the market value of securities held in deferred compensation plans. Investment and other income was $3.3 million and $3.4 million for the nine months ended April 30, 2020, and 2019, respectively. The market value of securities held in deferred compensation plans remained essentially flat during the current nine-month period while interest income increased compared to the prior nine-month period. Interest income is expected to decline in future periods considering the recent decline in interest rates.
Interest expense was consistent at $0.6 million and $0.7 million for the three months, and $2.0 million and $2.1 million for the nine months ended April 30, 2020 and 2019, respectively. There was minimal change in the Company's principal balance under its outstanding debt agreements. The Company's income tax rate was 38.5% for the three months ended April 30, 2020, compared to 15.1% for the same period in the prior year. The income tax rate was 20.2% for the nine months ended April 30, 2020, compared to 19.5% for the same period in the prior year. Refer to Note M, " Income Taxes" for additional information on the Company's income tax rates.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Impairment charges, interest expense, investment and other income, income tax expense, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and nine months ended April 30, 2020, and 2019:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
SALES GROWTH INFORMATION
ID Solutions
Organic	(8.2)%	4.0%	(3.2)%	4.4%
Currency	(1.5)%	(3.1)%	(1.1)%	(2.3)%
Total	(9.7)%	0.9%	(4.3)%	2.1%
Workplace Safety
Organic	0.2%	(1.6)%	(0.5)%	(0.2)%
Currency	(4.1)%	(5.3)%	(3.1)%	(3.7)%
Divestitures	—%	(5.3)%	—%	(5.8)%
Total	(3.9)%	(12.2)%	(3.6)%	(9.7)%
Total Company
Organic	(6.0)%	2.4%	(2.5)%	3.1%
Currency	(2.2)%	(3.8)%	(1.6)%	(2.8)%
Divestitures	—%	(1.5)%	—%	(1.6)%
Total	(8.2)%	(2.9)%	(4.1)%	(1.3)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	18.8%	18.6%	19.5%	18.6%
Workplace Safety	6.0%	8.0%	6.9%	7.3%
Total	15.3%	15.9%	16.2%	15.7%

ID Solutions
IDS net sales decreased 9.7% in the three months ended April 30, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 8.2% and a decrease from foreign currency translation of 1.5%. The economic slowdown caused by the COVID-19 pandemic had a significant impact on organic sales trends during the quarter. Organic sales increased by 2.2% through the first two months of the quarter, then decreased by 27.6% in the month of April compared to the same periods in the prior year. Organic sales declined in all product lines in the quarter due to reduced demand from the economic slowdown caused by the COVID-19 pandemic.
IDS net sales decreased 4.3% in the nine months ended April 30, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 3.2% and a decrease from foreign currency translation of 1.1%. Organic sales declined in all product lines in the nine-month period due to reduced demand from the economic slowdown caused by the COVID-19 pandemic.
Organic sales in the Americas decreased in the high-single digits throughout the region in the three months ended April 30, 2020, compared to the same period in the prior year. By product line, product identification decreased in the low-single digits, and wire identification and safety and facility identification decreased in the mid-single digits due to the decrease in economic activity. As concerns grew regarding the availability of healthcare, a trend emerged in the second half of the quarter which was a significant decrease in elective surgeries and hospital admissions in the U.S. This resulted in a decline in organic sales in our healthcare identification product line in the low-teens in the three months ended April 30, 2020.
Organic sales in the Americas decreased in the low-single digits in the nine months ended April 30, 2020, compared to the same period in the prior year. Organic sales declined in the low-single digits in the United States, Canada and Brazil, and declined in the high-single digits in Mexico due to the economic slowdown caused by the COVID-19 pandemic. By product line, safety and facility identification increased organic sales in the low-single digits, product identification was flat and wire identification decreased in the low-single digits. The decrease in elective surgeries and hospital admissions occurring in the U.S. in the second half of the third quarter resulted in a mid-single digit organic sales decline in the healthcare identification product line in the nine months ended April 30, 2020.
Organic sales in Europe decreased in the low-teens in the three months ended April 30, 2020, compared to the same period in the prior year. The decline was broad-based throughout Europe except within a small group of businesses based in the Nordic region, which had organic sales growth of approximately 10% in the quarter. By product line, wire identification and product identification declined in the mid-single digits, and safety and facility identification declined in the mid-teens in the three-month period due to reduced demand from the economic slowdown caused by the COVID-19 pandemic.
Organic sales in Europe decreased in the high-single digits in the nine months ended April 30, 2020, compared to the same period in the prior year. The decline occurred throughout Europe except within a small group of businesses based in the Nordic region, which had organic sales growth in the mid-single digits in the nine-month period. By product line, wire identification and product identification declined in the low-single digits, and safety and facility identification declined in the high-single digits in the nine-month period due to reduced demand from the economic slowdown caused by the COVID-19 pandemic.
Organic sales in Asia grew modestly in the three months ended April 30, 2020, compared to the same period in the prior year. Organic sales growth was led by Japan and China with low-single digit growth, which was offset by an organic sales decline in India. Within China, Japan and the remainder of Southeast Asia, local governments began easing restrictions related to COVID-19 in March while India was under a government-ordered shutdown for the second half of the quarter. By product line, sales growth was led by wire identification and product identification, while safety and facility identification declined in the three-month period.
Organic sales in Asia decreased in the low-single digits in the nine months ended April 30, 2020, compared to the same period in the prior year. Organic sales declined in China and India, which was partially offset by growth in Japan and Southeast Asia. By product line, sales growth was led by wire identification and product identification, while safety and facility identification declined in the nine-month period.
Segment profit decreased to $36.4 million and increased to $119.5 million for the three and nine months ended April 30, 2020, respectively, compared to $39.9 million and $119.3 million for the same periods in the prior year. As a percentage of net sales, segment profit increased to 18.8% and 19.5% for the three and nine months ended April 30, 2020, respectively, from 18.6% for both periods in the prior year. The increase in segment profit as a percentage of sales was due to cost actions taken in response to the decline in revenue from the impact of the COVID-19 pandemic as well as reduced incentive compensation in both the three and nine-month periods.
Workplace Safety
WPS net sales decreased 3.9% in the three months ended April 30, 2020, compared to the same period in the prior year, which consisted of organic sales growth of 0.2% and a decrease from foreign currency translation of 4.1%. The economic slowdown caused by the COVID-19 pandemic had a significant impact on organic sales trends during the quarter. Organic sales increased by 4.0% through the first two months of the quarter, then decreased by 7.5% in the month of April, compared to the same periods in the prior year. Sales through the digital channel grew approximately 12% while sales through the catalog channel declined in the low-single digits in the three-month period.
WPS net sales decreased 3.6% in the nine months ended April 30, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 0.5% and a decrease from foreign currency translation of 3.1%. Sales through the digital channel grew in the mid-single digits while sales through the catalog channel declined in the low-single digits in the nine-month period.
Organic sales in Europe increased in the low-single digits in the three months ended April 30, 2020, compared to the same period in the prior year. Digital channel sales increased in the high-single digits and catalog channel sales decreased slightly during the three-month period. Organic sales growth in the three-month period was primarily driven by increased sales of a variety of product categories related to mitigating the COVID-19 pandemic and increased sales in the Nordic region, which largely offset a decline in organic sales primarily in France due to temporary shutdowns during the quarter.
Organic sales in Europe increased modestly in the nine months ended April 30, 2020, compared to the same period in the prior year. Digital channel sales increased in the mid-single digits and catalog channel sales decreased in the low-single digits during the nine-month period. Organic sales growth in France, the UK, and the Nordic region was largely offset by a decline in sales in Germany due to reduced demand for industrial products.
Organic sales in the Americas decreased in the mid-teens in the three months ended April 30, 2020, compared to the same period in the prior year, which was driven by a mid-teens decline in both catalog channel sales and digital channel sales. Organic sales in the Americas decreased in the high-single digits in the nine months ended April 30, 2020, compared to the same period in the prior year. Digital channel sales declined in the mid-single digits and catalog channel sales declined in the high-single digits in the nine-month period. The target customer demographic of one particular business in WPS North America consists primarily of small companies, of which many were subject to government-ordered shutdowns during the second half of the quarter. This resulted in a significant decrease in sales orders which caused the majority of the decline in sales in the three-

month period. In addition, the WPS North America business continued to experience a negative impact on sales from a digital platform that was implemented toward the end of fiscal 2018. The business transitioned to a new digital platform mid-way through fiscal 2019, however, sales have not yet returned to the level experienced prior to the initial platform change in fiscal 2018. Reduced demand from the economic slowdown caused by the COVID-19 pandemic resulted in additional digital sales declines in the three months ended April 30, 2020.
Organic sales in Australia increased more than 30% in the three months ended April 30, 2020, compared to the same period in the prior year. Digital channel sales increased more than 70% and catalog channel sales increased more than 20% during the three-month period. Australia was not impacted by the COVID-19 pandemic as severely as other countries in which we operate, and our Australian business generated increased sales of a variety of product categories related to mitigating the COVID-19 pandemic, including various types of personal protective equipment and other healthcare supplies. Organic sales increased nearly 10% in the nine months ended April 30, 2020, compared to the same period in the prior year, which was entirely due to the increase in organic sales in the current quarter.
Segment profit decreased to $4.4 million and $15.0 million for the three and nine months ended April 30, 2020, respectively, compared to $6.1 million and $16.3 million for the same periods in the prior year. As a percentage of net sales, segment profit decreased to 6.0% and 6.9% for the three and nine months ended April 30, 2020, respectively, compared to 8.0% and 7.3% for the same periods in the prior year. The decreases in segment profit were primarily due to additional costs incurred to further address our cost structure as a result of the COVID-19 pandemic, and the decline in profit resulting from the decrease in sales in the WPS North America business. These costs were partially offset by reduced incentive compensation.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At April 30, 2020, approximately 63% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. Based on management’s current expectations and currently available information, the Company believes that current cash on hand, cash flow from operating activities, and its borrowing capacity are sufficient to fund anticipated requirements for working capital, planned capital expenditures, common stock repurchases, scheduled debt repayments, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs and the impact of the COVID-19 pandemic could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $238.9 million at April 30, 2020, a decrease of $40.2 million from July 31, 2019. The significant changes were as follows:

	Nine months ended April 30,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$95,913	$96,902
Investing activities	(26,035)	(19,338)
Financing activities	(101,047)	(18,271)
Effect of exchange rate changes on cash	(9,023)	(2,288)
Net (decrease) increase in cash and cash equivalents	$(40,192)	$57,005

Net cash provided by operating activities was $95.9 million for the nine months ended April 30, 2020, compared to $96.9 million in the same period of the prior year. The decrease was primarily driven by a decrease in net income adjusted for non-cash items, which was partially offset by a decrease in cash used for working capital.
Net cash used in investing activities was $26.0 million for the nine months ended April 30, 2020, compared to $19.3 million in the same period of the prior year. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures for the purchase of manufacturing equipment to support growth and improved productivity and facility upgrades in Europe, the United States, and Mexico, and to a lesser extent by investment purchases, primarily to fund deferred compensation plans.

Net cash used in financing activities was $101.0 million during the nine months ended April 30, 2020, compared to $18.3 million in the same period of the prior year. The change was primarily driven by $64.1 million of share repurchases, and to a lesser extent the decrease in cash proceeds from the exercise of stock options in the current nine-month period.
Debt
On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consisted of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, due May 13, 2020, with interest payable on the notes semiannually. This private placement was exempt from the registration requirements of the Securities Act of 1933. The notes have been fully and unconditionally guaranteed on an unsecured basis by the Company’s domestic subsidiaries. The Company funded the remaining private placement principal payments due during the year ended July 31, 2020 with cash on hand.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a base interest rate (based upon the higher of the federal funds rate plus one-half of 1% or the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio), or the Eurocurrency interest rate (at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio) plus 1%. At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. As of April 30, 2020, there were no borrowings outstanding on the credit facility, and there were no outstanding balances during the nine months ended April 30, 2020. The Company had letters of credit outstanding under the loan agreement of $3.1 million as of April 30, 2020 and there was $196.9 million available for future borrowing, which can be increased to $396.9 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s debt agreements require it to maintain certain financial covenants, including a ratio of debt to the trailing 12 months EBITDA, as defined in the debt agreements, of not more than a 3.25 to 1.0 ratio (leverage ratio) and the trailing 12 months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of April 30, 2020, the Company was in compliance with these financial covenants, with the leverage ratio, as defined by the agreements, equal to 0.0 to 1.0 and the interest expense coverage ratio equal to 77.7 to 1.0.
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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project” or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Adverse impacts of the COVID-19 pandemic or other pandemics
•Brady's ability to compete effectively or to successfully execute its strategy
•Brady's ability to develop technologically advanced products that meet customer demands
•Difficulties in protecting websites, networks, and systems against security breaches
•Decreased demand for the Company's products
•Raw material and other cost increases
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Risks associated with the loss of key employees
•Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies
•Litigation, including product liability claims
•Foreign currency fluctuations
•Changes in tax legislation and tax rates
•Potential write-offs of Brady's substantial intangible assets
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Part I, Item 1A of Brady's Annual Report on Form 10-K for the year ended July 31, 2019 and Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Brady's Annual Report on Form 10-K for the year ended July 31, 2019. There have been no material changes from the risk factors described in the 2019 Form 10-K, except for the addition of the following risk factor.
Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic or other pandemics, and the duration and extent to which it will impact our business and financial results remains uncertain.
The global spread of COVID-19 has resulted in significant uncertainty and economic disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses, lost or delayed revenue, and we have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the deterioration of macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future.
Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, excess and obsolete inventory, or a decrease in the carrying amount of our deferred tax assets. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 and could have an adverse effect on our business and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. During the three months ended April 30, 2020, the Company repurchased 1,407,393 shares under its share repurchase plan at an average price of $45.55 per share. As of April 30, 2020, 471,825 shares remained available to purchase in connection with this share repurchase program.
The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended April 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
February 1, 2020 - February 29, 2020	297,010	$49.61	297,010	1,582,208
March 1, 2020 - March 31, 2020	1,032,785	43.72	1,032,785	549,423
April 1, 2020 - April 30, 2020	77,598	41.37	77,598	471,825
Total	1,407,393	$45.55	1,407,393	471,825

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

BRADY CORPORATION

Date: May 21, 2020	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2020	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)