Form 10-K
period 2020-07-31
BRADY CORP
filed 2020-09-16
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the non-voting common stock held by non-affiliates of the registrant as of January 31, 2020, was approximately $2,613,354,710 based on the closing sale price of $55.37 per share on that date as reported for the New York Stock Exchange. As of September 14, 2020, there were 48,466,712 outstanding shares of Class A Nonvoting Common Stock (the “Class A Common Stock”), and 3,538,628 shares of Class B Common Stock. The Class B Common Stock, all of which is held by affiliates of the registrant, is the only voting stock.

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
The use of words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “should,” “project,” "continue," or “plan” or similar terminology are generally intended to identify forward-looking statements. These forward-looking statements by their nature address matters that are, to different degrees, uncertain and are subject to risks, assumptions, and other factors, some of which are beyond Brady's control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For Brady, uncertainties arise from:
•Adverse impacts of the novel coronavirus ("COVID-19") pandemic or other pandemics
•Decreased demand for the Company's products
•Ability to compete effectively or to successfully execute its strategy
•Ability to develop technologically advanced products that meet customer demands
•Raw material and other cost increases
•Difficulties in protecting websites, networks, and systems against security breaches
•Extensive regulations by U.S. and non-U.S. governmental and self-regulatory entities
•Risks associated with the loss of key employees
•Divestitures, contingent liabilities from divestitures and the failure to identify, integrate, and grow acquired companies
•Litigation, including product liability claims
•Foreign currency fluctuations
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of this Form 10-K.
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
The Company’s primary objective is to build upon its market position and increase shareholder value by enabling a highly competent and experienced organization to focus on the following key competencies:
•Operational excellence — Continuous productivity improvement, automation, and product customization capabilities.
•Customer service — Understanding customer needs and providing a high level of customer service.
•Innovative products — Technologically-advanced, internally-developed proprietary products that drive revenue growth and sustain gross profit margins.
•Global leadership position in niche markets.
•Digital capabilities.
•Compliance expertise.

The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve operational excellence, focus on the customer, develop and market innovative new products, and to advance our digital capabilities. In our Identification Solutions ("ID Solutions" or "IDS") business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and investment in research and development ("R&D") to develop new products. In our Workplace Safety ("WPS") business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, customization expertise, and improving our digital capabilities.
The following were key initiatives supporting the strategy in fiscal 2020:
•Investing in organic growth by enhancing our research and development process and improving the time to launch high-value, innovative products in alignment with our target markets.
•Providing our customers with the highest level of customer service.
•Expanding and enhancing our sales capabilities through an improved digital presence and increased sales resources.
•Driving operational excellence and executing sustainable efficiency gains within our global operations and selling, general and administrative structures.
•Growing through focused actions in selected vertical markets and strategic accounts.
•Enhancing our employee development process to create an engaged diverse workforce and to attract and retain key talent.
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
Below is a summary of sales by reportable segment for the fiscal years ended July 31:

	2020	2019	2018
IDS	72.6%	74.4%	72.1%
WPS	27.4%	25.6%	27.9%
Total	100.0%	100.0%	100.0%

ID Solutions
Within the ID Solutions segment, the primary product categories include:
•Facility identification and protection, which includes safety signs, floor-marking tape, pipe markers, labeling systems, spill control products, lockout/tagout devices, and software and services for safety compliance auditing, procedure writing and training.
•Product identification, which includes materials and printing systems for product identification, brand protection labeling, work in process labeling, and finished product identification.
•Wire identification, which includes hand-held printers, wire markers, sleeves, and tags.
•People identification, which includes name tags, badges, lanyards, and access control software.
•Patient identification, which includes wristbands and labels used in hospitals for tracking and improving the safety of patients.
•Custom wristbands used in the leisure and entertainment industry such as theme parks, concerts, and festivals.

Approximately 67% of ID Solutions products are sold under the Brady brand, with other primary brands including identification products for the utility industry which are marketed under the Electromark brand and security and identification badges and systems which are marketed under the IDenticard, PromoVision, and Brady People ID brands. Spill control products are marketed under the SPC brand, and lockout/tagout products are offered under the Scafftag brand. Identification and patient safety products in the healthcare industry are available under the PDC Healthcare brand and custom wristbands for the leisure and entertainment industry are available under the PDC brand and under the BIG brand.
The ID Solutions segment offers high quality products with rapid response and superior service to provide solutions to customers. The business markets and sells products through multiple channels including distributors, direct sales, catalog marketing, and digital. The ID Solutions sales force partners with end-users and distributors by providing technical application and product expertise.
This segment manufactures differentiated, proprietary products, most of which have been internally developed. These internally developed products include materials, printing systems, and software. IDS competes for business on several factors, including customer service, product innovation, product offering, product quality, price, expertise, production capabilities, and for multinational customers, our global footprint. Competition is highly fragmented, ranging from smaller companies offering minimal product variety, to some of the world's largest adhesive and electrical product companies offering competing products as part of their overall product lines.
ID Solutions serves customers in many industries, which include industrial manufacturing, electronic manufacturing, healthcare, chemical, oil, gas, automotive, aerospace, governments, mass transit, electrical contractors, leisure and entertainment and telecommunications, among others.
Workplace Safety
Within the Workplace Safety segment, the primary product categories include:
•Safety and compliance signs, tags, labels, and markings.
•Informational signage and markings.
•Asset tracking labels.
•Facility safety and personal protection equipment.
•First aid products.
•Labor law and other compliance posters.
Products within the Workplace Safety segment are sold under a variety of brands including: safety and facility identification products offered under the Seton, Emedco, Signals, Safety Signs, SafetyShop, Signs & Labels, and Pervaco brands; first aid supplies under the Accidental Health and Safety, Trafalgar, and Securimed brands; wire identification products marketed under the Carroll brand; and labor law and compliance posters under the Personnel Concepts and Clement Communications brands.
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
Research and Development
The Company focuses its R&D efforts on pressure sensitive materials, printing systems, software, and the development of other workplace safety related products. Although there is an increasing amount of R&D that supports the WPS segment, the majority of R&D spend supports the IDS segment. Material development involves the application of surface chemistry concepts for top coatings and adhesives applied to a variety of base materials. The design of printing systems integrates materials, embedded software and a variety of printing technologies to form a complete solution for customer applications. In addition, the R&D team supports production and marketing efforts by providing application and technical expertise.
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
The Company spent $40.7 million, $45.2 million, and $45.3 million on its R&D activities during the fiscal years ended July 31, 2020, 2019, and 2018, respectively. The decrease in spending in fiscal 2020 compared to the prior year was primarily due to reductions in incentive-based compensation, project spending and headcount in as part of our ongoing efficiency efforts within R&D. As of July 31, 2020, 232 individuals were engaged in R&D activities for the Company, which is a decrease from 249 as of July 31, 2019.
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
The Company purchases raw materials, components and finished products from many suppliers. Overall, we are not dependent upon any single supplier for our most critical base materials or components; however, we have chosen in certain situations to sole source, or limit the sources of materials, components, or finished items for design or cost reasons. As a result, disruptions in supply could have an impact on results for a period of time, but we believe any disruptions would simply require qualification of new suppliers and the disruption would be modest. In certain instances, the qualification process could be more costly or take a longer period of time and in certain situations, such as a global shortage of critical materials or components, the financial impact could be material.
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
Environment
Compliance with federal, state and local environmental protection laws during the fiscal year ended July 31, 2020 did not have a material impact on the Company’s business, financial condition or results of operations.
Employees
As of July 31, 2020, the Company employed approximately 5,400 individuals. Brady has never experienced a material work stoppage due to a labor dispute and considers its relations with employees to be good.
Information Available on the Internet
The Company’s Corporate Internet address is www.bradyid.com. The Company makes available, free of charge, on or through its Internet website copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to all such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The Company is not including the information contained on or available through its website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.
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
Business Risks
Our results of operations have been and may in the future be adversely impacted by the COVID-19 pandemic or other pandemics, and the duration and extent to which it will impact our business and financial results remains uncertain.
The global spread of COVID-19 has resulted in significant economic disruption, has negatively impacted our financial results, and significantly increased future uncertainty. The extent to which our business and financial results are further impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the decrease in healthcare services provided; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses, lost or delayed revenue, and we have been experiencing disruptions to our business and additional expenses as we implement modifications to employee travel, work locations and cancellation of events, among other modifications. In addition, the deterioration of macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future.
Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, excess and obsolete inventory, or a decrease in the carrying amount of our deferred tax assets. Any of these events could amplify the other risks and uncertainties described in this Annual Report on Form 10-K for the fiscal year ended July 31, 2020 and could have an adverse effect on our business and financial results.
Demand for our products may be adversely affected by numerous factors, some of which we cannot predict or control. This could adversely affect our business and financial results.
Numerous factors may affect the demand for our products, including:
•Deterioration of economic conditions in major markets served.
•Ongoing economic and operational impact of the COVID-19 or other pandemics.
•Consolidation in the marketplace allowing competitors to be more efficient and more price competitive.
•Competitors entering the marketplace.
•Decreasing product life cycles.
•Changes in customer preferences.
•Ability to achieve operational excellence.
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
We manufacture certain parts and components of our products and therefore require raw materials from suppliers, which could be interrupted for a variety of reasons, including availability and pricing. Prices for raw materials necessary for production have fluctuated in the past and significant increases could adversely affect our profit margins and results of operations. Changes in trade policies, shortages due to the COVID-19 or other pandemics, the imposition of duties and tariffs and potential retaliatory countermeasures could adversely impact the price or availability of raw materials. In addition, labor shortages or an increase in the cost of labor could adversely affect our profit margins and results of operations. Due to pricing pressure or other factors, the Company may not be able to pass along increased raw material and component part costs to its customers in the form of price increases or its ability to do so could be delayed, which could adversely impact our business and financial results.
Our failure or the failure of third-party service providers to protect our sites, networks and systems against security breaches, to protect our confidential information, or to facilitate our digital strategy, could adversely affect our business and financial results.
Our business systems collect, transmit and store data about our customers, vendors and others, including credit card information and personally identifiable information. We also employ third-party service providers that store, process and transmit proprietary, personal and confidential information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other similar disruptions that may jeopardize the security of information stored in or transmitted by our sites, networks and systems or that we or our third-party service providers otherwise maintain. We engage third-party service providers to assist with certain of our website and digital platform upgrades, which may result in a decline in sales when initially deployed, which could have an adverse effect on our business and financial results.
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
Approximately 45% of our sales are derived outside of the United States. Our operations are subject to the risks of doing business domestically and globally, including the following:
•Delays or disruptions in product deliveries and payments in connection with international manufacturing and sales.
•Regulations resulting from political and economic instability and disruptions.
•Imposition of new, or change in existing, duties, tariffs and trade agreements, which could have a direct or indirect impact on our ability to manufacture products, on our customers' demand for our products, or on our suppliers' ability to deliver raw materials.
•Import, export and economic sanction laws.
•Current and changing governmental policies, regulatory, and business environments.
•Disadvantages from competing against companies from countries that are not subject to U.S. laws and regulations including the Foreign Corrupt Practices Act.
•Local labor regulations.
•Regulations relating to climate change, air emissions, wastewater discharges, handling and disposal of hazardous materials and wastes.
•Regulations relating to product content, health, safety and the protection of the environment.
•Imposition of trade or travel restrictions as a result of the COVID-19 or other pandemics.
•Specific country regulations where our products are manufactured or sold.
•Regulations relating to compliance with data protection and privacy laws throughout our global business.
•Laws and regulations that apply to companies doing business with the government, including audit requirements of government contracts related to procurement integrity, export control, employment practices, and the accuracy of records and recording of costs.
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
We continually assess the strategic fit of our existing businesses and may divest businesses that we determine do not align with our strategic plan, or that are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. When we decide to sell a business or specific assets, we may be unable to do so on satisfactory terms or within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale is typically subject to pre-closing conditions which may not be satisfied. In addition, the impact of the divestiture on our revenue and net income may be larger than projected, which could distract management, and disputes may arise with buyers. We have retained responsibility for and have agreed to indemnify buyers against certain contingent liabilities related to several businesses that we have sold. The resolution of these contingencies has not had a material adverse impact on our financial results, but we cannot be certain that this favorable pattern will continue.
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
Approximately 45% of our sales are derived outside the United States. Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar, and may adversely affect our financial results. Increased strength of the U.S. dollar will increase the effective price of our products sold in currencies other than U.S. dollars into other countries. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, and services purchased overseas. Our sales and expenses are translated into U.S. dollars for reporting purposes, and the strengthening of the U.S. dollar could result in unfavorable translation effects, which occurred during fiscal years 2019 and 2020. In addition, certain of our subsidiaries may invoice customers in a currency other than its functional currency or may be invoiced by suppliers in a currency other than its functional currency, which could result in unfavorable translation effects on our business and financial results.
Failure to execute our strategies could result in impairment of goodwill or other intangible assets, which may negatively impact income and profitability.
We have goodwill of $416.0 million and other intangible assets of $22.3 million as of July 31, 2020, which represents 38.4% of our total assets, and we have recognized impairment charges in the past. We evaluate goodwill and other intangible assets for impairment on an annual basis, or more frequently if impairment indicators are present, based upon the fair value of each respective asset. The valuations prepared for the required impairment test include management's estimates of sales, profitability, cash flow generation, capital structure, cost of debt, interest rates, capital expenditures, and other assumptions. Significant negative industry or economic trends, disruptions to our business, inability to achieve sales projections or cost savings, inability to effectively integrate acquired businesses, unexpected changes in the use of the assets, and divestitures may adversely impact the assumptions used in the valuations. If the estimated fair value of our goodwill or other intangible assets change in future periods, we may be required to record an impairment charge, which would reduce net income in such period.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Company currently operates 38 manufacturing and distribution facilities across the globe and are split by reporting segment as follows:
IDS: Twenty-nine manufacturing and distribution facilities are used for our IDS business. Six are located in the United States; four each in China and Belgium; three in Mexico; two each in Brazil and the United Kingdom; and one each in Canada, India, Japan, Malaysia, Netherlands, Singapore, South Africa, and Thailand.
WPS: Nine manufacturing and distribution facilities are used for our WPS business. Three are located in France; two are located in Australia; and one each in Germany, Norway, the United Kingdom, and the United States.
The Company believes that its equipment and facilities are modern, well maintained, and adequate for present needs.
Item 3. Legal Proceedings
The Company is, and may in the future be, named as a defendant in various legal proceedings and claims that arise in the normal course of business in which claims are asserted against the Company. The Company records a liability for these legal actions when a loss is known or considered probable and the amount can be reasonably estimated. The Company is not currently a party to any material pending legal proceedings in which management believes the ultimate resolution would have a material effect on the Company’s consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Brady Corporation Class A Nonvoting Common Stock trades on the New York Stock Exchange under the symbol BRC. There is no trading market for the Company’s Class B Voting Common Stock.
(b)Holders
As of August 31, 2020, there were approximately 1,100 Class A Common Stock shareholders of record and approximately 9,000 beneficial shareholders. There are three Class B Common Stock shareholders.
(c)Dividends
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
During the two most recent fiscal years and for the first quarter of fiscal 2021, the Company declared the following dividends per share on its Class A and Class B Common Stock for the years ended July 31:

	2021	2020				2019
	1st Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Class A	$0.22	$0.2175	$0.2175	$0.2175	$0.2175	$0.2125	$0.2125	$0.2125	$0.2125
Class B	0.20335	0.20085	0.2175	0.2175	0.2175	0.19585	0.2125	0.2125	0.2125
(d)Issuer Purchases of Equity Securities
The Company has a share repurchase program for the Company’s Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company’s stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. As of July 31, 2020, there were 461,796 shares authorized to purchase in connection with this share repurchase program.
The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended July 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
May 1, 2020 - May 31, 2020	10,029	$39.95	10,029	461,796
June 1, 2020 - June 30, 2020	—	—	—	461,796
July 1, 2020 - July 31, 2020	—	—	—	461,796
Total	10,029	$39.95	10,029	461,796

(e)Common Stock Price Performance Graph
The graph below shows a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on July 31, 2015, in each of Brady Corporation Class A Common Stock, the Standard & Poor’s ("S&P") 500 Index, the S&P SmallCap 600 Index, and the Russell 2000 Index.

**Comparison of 5 Year Cumulative Total Return***
**Among Brady Corporation, the S&P 500 Index,**
**the S&P SmallCap 600 Index, and the Russell 2000 Index**

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
July 2020
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2015
2016
2017
2018
2019
2020
Brady Corporation
S&P 500 Index - Total Return
S&P SmallCap 600 Index
Russell 2000 Index

* $100 invested on July 31, 2015 in stock or index—including reinvestment of dividends. Fiscal years ended July 31

	2015	2016	2017	2018	2019	2020
Brady Corporation	$100.00	$141.41	$149.56	$176.13	$242.63	$219.50
S&P 500 Index	100.00	105.48	122.40	142.28	153.64	172.01
S&P SmallCap 600 Index	100.00	105.86	124.55	153.34	142.99	130.59
Russell 2000 Index	100.00	99.93	118.38	140.55	134.34	128.18

Copyright (C) 2020, Standard & Poor’s, Inc. and Russell Investments. All rights reserved.

Item 6. Selected Financial Data
CONSOLIDATED STATEMENTS OF INCOME AND SELECTED FINANCIAL DATA
Years Ended July 31, 2016 through 2020

	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Operating data
Net sales	$1,081,299	$1,160,645	$1,173,851	$1,113,316	$1,120,625
Gross margin	528,565	578,678	588,291	558,292	558,773
Operating expenses:
Research and development	40,662	45,168	45,253	39,624	35,799
Selling, general and administrative(1)	336,059	371,082	390,342	387,653	405,096
Impairment charges(2)	13,821	—	—	—	—
Total operating expenses	390,542	416,250	435,595	427,277	440,895
Operating income	138,023	162,428	152,696	131,015	117,878
Other income (expense):
Investment and other income (expense)	5,079	5,046	2,487	1,121	(709)
Interest expense	(2,166)	(2,830)	(3,168)	(5,504)	(7,824)
Net other income (expense)	2,913	2,216	(681)	(4,383)	(8,533)
Income before income taxes and losses of unconsolidated affiliate	140,936	164,644	152,015	126,632	109,345
Income tax expense(3)	28,321	33,386	60,955	30,987	29,235
Income before losses of unconsolidated affiliate	$112,615	$131,258	$91,060	$95,645	$80,110
Equity in losses of unconsolidated affiliate(4)	(246)	—	—	—	—
Net income	$112,369	$131,258	$91,060	$95,645	$80,110
Net income per Common Share— (Diluted):
Class A nonvoting	$2.11	$2.46	$1.73	$1.84	$1.58
Class B voting	$2.10	$2.45	$1.72	$1.83	$1.56
Cash Dividends on:
Class A common stock	$0.87	$0.85	$0.83	$0.82	$0.81
Class B common stock	$0.85	$0.83	$0.81	$0.80	$0.79
Balance Sheet at July 31:
Total assets	$1,142,466	$1,157,308	$1,056,931	$1,050,223	$1,043,964
Long-term debt, less current maturities	—	—	52,618	104,536	211,982
Stockholders’ equity	863,072	850,774	752,112	700,140	603,598
Cash Flow Data:
Net cash provided by operating activities	$140,977	$162,211	$143,042	$144,032	$138,976
Net cash used in investing activities	(36,119)	(34,463)	(2,905)	(15,253)	(15,416)
Net cash used in financing activities	(163,520)	(27,628)	(90,680)	(136,241)	(99,576)
Depreciation and amortization	23,437	23,799	25,442	27,303	32,432
Capital expenditures	(27,277)	(32,825)	(21,777)	(15,167)	(17,140)
(1)During fiscal 2018, the Company recognized a gain of $4.7 million on the sale of its Runelandhs Försäljnings AB business which was recorded as a reduction of selling, general and administrative expense.
(2)The Company recognized impairment charges of $13.8 million during the fiscal year ended July 31, 2020, primarily related to other intangible and long-lived assets of the WPS business.
(3)Fiscal 2018 was significantly impacted by the Tax Reform Act which resulted in total incremental tax expense of $21.1 million, which consisted of $1.0 million related to the recording of a deferred tax liability for future withholdings and income taxes on the distribution of foreign income, an income tax charge of $3.3 million related to the deemed repatriation of the historical income of foreign subsidiaries, and the impact of the Tax Reform Act on the revaluation of deferred tax assets and liabilities of $16.8 million.

(4)During fiscal 2020, the Company invested $6.0 million in React Mobile, Inc., an employee safety software and hardware company based in the United States, which is accounted for as an equity method investment. Equity in losses of unconsolidated affiliate of $0.2 million in fiscal 2020 represented the Company's equity interest in React Mobile, Inc.
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
The ability to provide customers with a broad range of proprietary, customized and diverse products for use in various applications across multiple industries and geographies, along with a commitment to quality and service, have made Brady a leader in many of its markets. The long-term sales growth and profitability of our segments will depend not only on improved demand in end markets and the overall economic environment, but also on our ability to continuously improve the efficiency of our global operations, deliver a high level of customer service, develop and market innovative new products, and to advance our digital capabilities. In our IDS business, our strategy for growth includes an increased focus on certain industries and products, a focus on improving the customer buying experience, and the development of technologically advanced, innovative and proprietary products. In our WPS business, our strategy for growth includes a focus on workplace safety critical industries, innovative new product offerings, compliance expertise, customization expertise, and improving our digital capabilities.
Impact of the COVID-19 Pandemic on Our Business
The impact of the COVID-19 pandemic on the global economic environment has resulted in reduced demand across the majority of our end markets. In the near-term, the COVID-19 pandemic is expected to continue to have adverse effects on our sales, overall profitability, and cash provided by operating activities. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic.
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. Certain of our businesses were shutdown temporarily and many employees worked remotely during the second half of 2020, which had a negative impact on our financial results, operations, and employee productivity. However, the majority of our facilities were operating globally while implementing enhanced safety protocols designed to protect the well-being of our employees.
We have taken actions throughout our business to reduce controllable costs, including actions to reduce labor costs, eliminating non-essential travel, and reducing discretionary spend. We believe we have the financial strength to continue to invest in organic sales growth opportunities and R&D, while continuing to drive efficiencies and automation in our operations and selling, general and administrative expenses ("SG&A") functions. At July 31, 2020, we had cash of $217.6 million, an undrawn credit facility of $200 million, which can be increased up to $400 million at the Company's option and subject to certain conditions, and outstanding letters of credit of $3.1 million, for total available liquidity of approximately $615 million.
Due to the speed with which the COVID-19 pandemic has developed and the resulting uncertainty, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations, and financial condition cannot be predicted. Despite this uncertainty, we believe that our financial resources, liquidity levels and no outstanding debt, along with various contingency plans to reduce costs are sufficient to manage the impact of the COVID-19 pandemic, which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the fiscal years ended July 31, 2020, 2019, and 2018 is as follows:

(Dollars in thousands)	2020	% Sales	2019	% Sales	2018	% Sales
Net sales	$1,081,299		$1,160,645		$1,173,851
Gross margin	528,565	48.9%	578,678	49.9%	588,291	50.1%
Operating expenses:
Research and development	40,662	3.8%	45,168	3.9%	45,253	3.9%
Selling, general and administrative	336,059	31.1%	371,082	32.0%	390,342	33.3%
Impairment charges	13,821	1.3%	—	—%	—	—%
Total operating expenses	390,542	36.1%	416,250	35.9%	435,595	37.1%
Operating income	$138,023	12.8%	$162,428	14.0%	$152,696	13.0%

A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 6, 2019, which is available free of charge on the SEC's website at www.sec.gov and our corporate website at www.bradyid.com/corporate/investors. References in this Form 10-K to “organic sales” refer to net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation and divestitures. The Company’s organic sales disclosures exclude the effects of foreign currency translation as foreign currency translation is subject to volatility that can obscure underlying business trends. Management believes that the non-GAAP financial measure of organic sales is meaningful to investors as it provides them with useful information to aid in identifying underlying sales trends in our businesses and facilitating comparisons of our sales performance with prior periods. All analytical commentary within the Results of Operations section regarding the change in sales when compared to prior periods are in reference to organic sales unless otherwise noted.
Net sales decreased 6.8% to $1,081.3 million in fiscal 2020, compared to $1,160.6 million in fiscal 2019, which consisted of an organic sales decline of 5.4% and a decrease from foreign currency translation of 1.4%. Organic sales declined 8.0% in the IDS segment and grew 2.3% in the WPS segment.
The COVID-19 pandemic had a significant impact on organic sales during the second half of 2020, with the impact varying between the IDS and WPS segments. The IDS segment realized reduced demand across all major product lines beginning in the third quarter which continued throughout the fourth quarter, while the WPS segment realized essentially flat organic sales in the third quarter, which improved to 10.8% organic sales growth in the fourth quarter primarily due to increased sales of personal protective equipment and other pandemic-related products. In total, the rate of decline in organic sales decreased through the fourth quarter of fiscal 2020.
Gross margin decreased 8.7% to $528.6 million in fiscal 2020, compared to $578.7 million in fiscal 2019. As a percentage of net sales, gross margin decreased to 48.9% in fiscal 2020, compared to 49.9% in fiscal 2019. The decrease in gross margin as a percentage of net sales was primarily due to the decline in sales volumes resulting from the economic slowdown caused by the COVID-19 pandemic during second half of the fiscal 2020.
R&D expenses decreased to $40.7 million in fiscal 2020, compared to $45.2 million in fiscal 2019. The decrease in R&D expense in fiscal 2020 compared to the prior year was primarily due to a reduction in incentive-based compensation, and to a lesser extent a reduction in project spending and headcount. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures, along with investment in products specifically designed for the fight against COVID-19.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses decreased 9.4% to $336.1 million in fiscal 2020 compared to $371.1 million in fiscal 2019. SG&A expense as a percentage of net sales was 31.1% in fiscal 2020 compared to 32.0% in fiscal 2019. The decrease in both SG&A expenses and SG&A expenses as a percentage of net sales from the prior year was due to ongoing efficiency gains and continued efforts to reduce selling, general and administrative costs, reduced incentive-based compensation, and a decline in headcount. Increased cost associated with the COVID-19 pandemic during the second half of the fiscal year, including employee severance and other related costs, were effectively offset by reduced incentive-based compensation.

Impairment charges of $13,821 were recognized in fiscal 2020 due to a decline in sales in certain businesses primarily in the WPS segment. Refer to Note 3, "Other Intangible and Long-Lived Assets" for further information regarding impairment charges.

OPERATING INCOME TO NET INCOME

(Dollars in thousands)	2020	% Sales	2019	% Sales	2018	% Sales
Operating income	$138,023	12.8%	$162,428	14.0%	$152,696	13.0%
Other income (expense):
Investment and other income	5,079	0.5%	5,046	0.4%	2,487	0.2%
Interest expense	(2,166)	(0.2)%	(2,830)	(0.2)%	(3,168)	(0.3)%
Income before income taxes and losses of unconsolidated affiliate	140,936	13.0%	164,644	14.2%	152,015	13.0%
Income tax expense	28,321	2.6%	33,386	2.9%	60,955	5.2%
Income before losses of unconsolidated affiliate	112,615	10.4%	131,258	11.3%	91,060	7.8%
Equity in losses of unconsolidated affiliate	(246)	—%	—	—%	—	—%
Net income	$112,369	10.4%	$131,258	11.3%	$91,060	7.8%

Investment and Other Income
Investment and other income was $5.1 million in fiscal 2020 compared to $5.0 million in fiscal 2019. Reduced interest income in fiscal 2020 was effectively offset by an increase in the market value of securities held in deferred compensation plans compared to fiscal 2019.
Interest Expense
Interest expense decreased to $2.2 million in fiscal 2020 compared to $2.8 million in fiscal 2019. The decrease in interest expense was due to the repayment of the Company's remaining principal balance under its private placement debt agreement during the quarter ended July 31, 2020.
Income Tax Expense
The Company's effective income tax rate was 20.1% in fiscal 2020. The effective income tax rate was below the applicable U.S. statutory tax rate of 21.0% primarily due to the favorable settlement of a domestic income tax audit and tax benefits from stock-based compensation, which were partially offset by an increase in the foreign income tax rate differential.
The Company's effective income tax rate was 20.3% in fiscal 2019. The effective income tax rate was below the applicable U.S. statutory tax rate of 21.0% primarily due to adjustments to the reserve for uncertain tax positions and R&D tax credits, partially offset by non-deductible executive compensation and the tax rate differential on foreign income.
Equity in Losses of Unconsolidated Affiliate
Equity in losses of unconsolidated affiliate of $0.2 million in fiscal 2020 represented the Company's equity interest in React Mobile, Inc., an employee safety software and hardware company based in the United States.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Impairment charges, interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.

Following is a summary of segment information for the fiscal years ended July 31:

	2020	2019	2018
SALES GROWTH INFORMATION
ID Solutions
Organic	(8.0)%	4.1%	3.4%
Currency	(1.1)%	(2.1)%	2.3%
Total	(9.1)%	2.0%	5.7%
Workplace Safety
Organic	2.3%	(0.7)%	0.7%
Currency	(2.6)%	(3.7)%	4.6%
Divestitures	—%	(4.8)%	(0.6)%
Total	(0.3)%	(9.2)%	4.7%
Total Company
Organic	(5.4)%	2.8%	2.6%
Currency	(1.4)%	(2.6)%	3.0%
Divestitures	—%	(1.3)%	(0.2)%
Total	(6.8)%	(1.1)%	5.4%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	19.2%	19.1%	16.9%
Workplace Safety	7.1%	7.7%	9.7%
Total	15.9%	16.2%	14.9%

ID Solutions
IDS net sales decreased 9.1% to $784.7 million in fiscal 2020, compared to $863.1 million in fiscal 2019. The net sales decrease consisted of an organic sales decline of 8.0% and a decrease from foreign currency translation of 1.1%. The economic slowdown caused by the COVID-19 pandemic had a significant impact on organic sales trends during the second half of fiscal 2020, in large part due to the varied government responses to the pandemic. Following a 0.7% organic sales decline through the first half of fiscal 2020, organic sales declined in all product lines in the second half of the year resulting in an 8.0% organic sales decline in fiscal 2020.
Organic sales in the Americas region declined in the high-single digits in fiscal 2020 compared to fiscal 2019. Organic sales declined in all major product lines during the second half of fiscal 2020 due to the economic slowdown caused by the COVID-19 pandemic. Organic sales declined in the high-single digits in the U.S., Canada, and Brazil, and declined in the low-teens in Mexico.
Organic sales in Europe decreased in the low-teens in fiscal 2020 compared to fiscal 2019. The decline was broad-based throughout Europe due to the economic slowdown caused by the COVID-19 pandemic in the second half of fiscal 2020, except within a group of small businesses based in the Nordic region. Organic sales declined in all major product lines in the second half of 2020 due to the economic slowdown caused by the COVID-19 pandemic.
Organic sales in Asia decreased in the low-single digits in fiscal 2020 compared to fiscal 2019. The COVID-19 pandemic had a varying impact on our Asian businesses in fiscal 2020 with a mid-single digit decline in China and a mid-teens decline in India, which were partially offset by a mid-single digit growth in Japan and Malaysia. Organic sales declined in the safety and facility identification product line, which was partially offset by growth in the product identification and wire identification product lines which occurred in the first half of fiscal 2020.
Segment profit decreased to $150.6 million in fiscal 2020 from $165.0 million in fiscal 2019, a decrease of $14.3 million or 8.7%. As a percent of net sales, segment profit increased to 19.2% in fiscal 2020, compared to 19.1% in fiscal 2019. The increase in segment profit as a percentage of sales was due to cost actions taken in response to the decline in revenue from the impact of the COVID-19 pandemic, reduced incentive-based compensation, and efficiency gains throughout SG&A during fiscal 2020.

Workplace Safety
WPS sales decreased 0.3% to $296.6 million in fiscal 2020, compared to $297.5 million in fiscal 2019. The change in net sales consisted of organic sales growth of 2.3% and a decrease from foreign currency translation of 2.6%. The economic effect of the COVID-19 pandemic had a significant impact on organic sales trends during the second half of fiscal 2020. Organic sales decreased by 0.9% through the first half of fiscal 2020 and organic sales increased during the second half of the year, resulting in organic sales growth of 2.3% in fiscal 2020. Digital marketing was the driver of sales growth during the COVID-19 pandemic. Organic sales through the digital channel increased in the mid-teens in fiscal 2020, with the majority of this generated by 45% digital sales growth in the fourth quarter compared to the fourth quarter of fiscal 2019. The WPS business realized increased demand globally for personal protective equipment and other social distancing signage and floor markings resulting from the COVID-19 pandemic. Organic sales growth was generated entirely through the digital channel while sales through the traditional catalog channel decreased in the low-single digits in fiscal 2020 compared to fiscal 2019.
Organic sales in Europe increased in the mid-single digits in fiscal 2020 compared to fiscal 2019. Sales growth was driven by digital marketing campaigns emphasizing personal protective equipment and other pandemic-related products, which resulted in sales growth in the mid-teens. The U.K. and France led sales growth in the region, with both businesses growing organically in the mid-teens in fiscal 2020. This sales growth was partially offset by a mid-single digit decline in Germany.
Organic sales in North America decreased in the mid-single digits in fiscal 2020 compared to fiscal 2019. Digital channel sales were effectively flat and sales through the traditional catalog channel decreased in the high-single digits. The target customer demographic of one particular business in WPS North America consists primarily of small companies, of which many were subject to government-ordered shutdowns during the second half of fiscal 2020. This resulted in a significant decline in sales orders during the shutdowns which caused the majority of the decline in sales in fiscal 2020.
Organic sales in Australia increased in the low-teens in fiscal 2020 compared to fiscal 2019. Digital channel sales grew nearly 45%, which was driven by digital marketing campaigns emphasizing personal protective equipment and other pandemic-related products. Sales through the traditional catalog channel increased in the high-single digits. Australia was not impacted as severely by the COVID-19 pandemic as other countries in which we operate, and our Australian business generated increased sales in a variety of product categories related to mitigating the COVID-19 pandemic, including various types of personal protective equipment and other healthcare supplies.
Segment profit decreased to $21.0 million in fiscal 2020 compared to $23.0 million in fiscal 2019, a decrease of $2.0 million, or 8.7%. As a percentage of net sales, segment profit decreased to 7.1% in fiscal 2020 compared to 7.7% in fiscal 2019. The decrease in segment profit was due to increased reserves for inventory and the accelerated expense of previously capitalized catalog costs, as well as other costs incurred as a result of the COVID-19 pandemic, such as severance. These expenses were approximately $4.0 million, which were included in segment profit in 2020.
Liquidity & Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At July 31, 2020, approximately 68% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Refer to Item 8, Note 6, "Debt" for information regarding the Company's credit facility.

Cash Flows
Cash and cash equivalents were $217.6 million at July 31, 2020, a decrease of $61.4 million from July 31, 2019. The following summarizes the cash flow statement for the fiscal years ended July 31:

(Dollars in thousands)	2020	2019	2018
Net cash flow provided by (used in):
Operating activities	$140,977	$162,211	$143,042
Investing activities	(36,119)	(34,463)	(2,905)
Financing activities	(163,520)	(27,628)	(90,680)
Effect of exchange rate changes on cash	(2,767)	(2,475)	(1,974)
Net (decrease) increase in cash and cash equivalents	$(61,429)	$97,645	$47,483

Net cash provided by operating activities was $141.0 million during fiscal 2020, compared to $162.2 million in fiscal 2019. The decrease was due to a decrease in net income adjusted for non-cash items and an increase in cash used for inventories in selected geographies to ensure adequate inventory to meet customer demand, which was partially offset by an increase in cash provided by accounts receivable.
Net cash used in investing activities was $36.1 million during fiscal 2020, compared to $34.5 million in the prior year. The increase in cash used in investing activities was primarily driven by the $6.0 million equity investment in React Mobile, Inc. and to a lesser extent by investment purchases to fund deferred compensation plans. These increases were partially offset by a decrease in capital expenditures during fiscal 2020 compared to fiscal 2019.
Net cash used in financing activities was $163.5 million during fiscal 2020, compared to $27.6 million during the prior year. The change was primarily driven by an increase of $61.3 million in share repurchases, $48.7 million in debt repayments, and a decrease of $20.1 million in cash proceeds from stock option exercises in fiscal 2020 when compared to the fiscal 2019.
Subsequent Events Affecting Financial Condition
Refer to Item 8, Note 17, "Subsequent Events" for information regarding the Company's subsequent events affecting financial condition.
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

Payments Due Under Contractual Obligations
The Company’s future commitments at July 31, 2020, for operating lease obligations, purchase obligations, and tax obligations are as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Uncertain Timeframe
Operating Lease Obligations	$50,251	$16,684	$24,522	$8,090	$955	$—
Purchase Obligations(1)	53,293	52,423	862	1	7	—
Tax Obligations	13,622	—	—	—	—	13,622
Total	$117,166	$69,107	$25,384	$8,091	$962	$13,622
(1)Purchase obligations include all open purchase orders as of July 31, 2020.
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
While the Company has support for the positions it takes on tax returns, taxing authorities may assert different interpretations of laws and facts and may challenge cross-jurisdictional transactions. The Company generally re-evaluates the technical merits of its tax positions and recognizes an uncertain tax benefit when (i) there is completion of a tax audit; (ii) there is a change in applicable tax laws including a tax case ruling or legislative guidance; or (iii) there is an expiration of the statute of limitations. The liability for unrecognized tax benefits, excluding interest and penalties, was $13.6 million and $14.8 million as of July 31, 2020 and 2019, respectively. If recognized, $10.6 million and $12.0 million of unrecognized tax benefits as of July 31, 2020 and 2019, respectively, would reduce the Company's income tax rate. Accrued interest and penalties related to unrecognized tax benefits were $2.0 million and $2.4 million as of July 31, 2020 and 2019, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense on the Consolidated Statements of Income. The Company believes it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $1.4 million in the next 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or statute expirations, which would be the maximum amount that would be recognized as an income tax benefit in the Consolidated Statements of Income.

The Company recognizes deferred tax assets and liabilities for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company establishes valuation allowances for its deferred tax assets if it is more likely than not that some or all of the deferred tax asset will not be realized. This requires management to make judgments regarding: (i) the timing and amount of the reversal of taxable temporary differences, (ii) expected future taxable income or loss, and (iii) the impact of tax planning strategies. The Company recognized valuation allowances for its deferred tax assets of $58.8 million and $60.1 million as of July 31, 2020 and 2019, respectively, which were primarily related to foreign tax credit carryforwards and net operating loss carryforwards in its various tax jurisdictions.
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
The Company has identified six reporting units within its two reportable segments, IDS and WPS, with the following goodwill balances as of July 31, 2020: IDS Americas & Europe, $289.1 million; PDC, $93.3 million; and WPS Europe, $33.6 million. The IDS APAC, WPS Americas, and WPS APAC reporting units each have a goodwill balance of zero. The Company believes that the discounted cash flow model and the market approach provide a reasonable and meaningful fair value estimate based upon the reporting units' projections of future operating results and cash flows and replicates how market participants would value the Company's reporting units. The projections of future operating results, which are based on both past performance and the projections and assumptions used in the Company's current and long-range operating plans, are subject to change as a result of changing economic and competitive conditions. Significant estimates used by management in the discounted cash flows methodology include estimates of future cash flows based on expected growth rates, price increases, fluctuations in gross profit margins and SG&A expense as a percentage of sales, capital expenditures, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the reporting unit being tested. Significant negative industry or economic trends, disruptions to the Company's business, loss of significant customers, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of the assets or in entity structure, and divestitures may adversely impact the assumptions used in the valuations.
The Company completes its annual goodwill impairment analysis on May 1 of each fiscal year and evaluates its reporting units for potential triggering events on a quarterly basis in accordance with ASC 350, "Intangibles - Goodwill and Other." In addition to the metrics listed above, the Company considers multiple internal and external factors when evaluating its reporting units for potential impairment, including (i) U.S. GDP growth, (ii) industry and market factors such as competition and changes in the market for the reporting unit's products, (iii) new product development, (iv) hospital admission rates, (v) competing technologies, (vi) overall financial performance such as cash flows, actual and planned revenue and profitability, and (vii) changes in the strategy of the reporting unit. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, the Company would then perform an additional assessment that would compare the implied fair value of goodwill with the carrying amount of goodwill. The determination of the implied fair value of goodwill would require management to compare the fair value of the reporting unit to the estimated fair value of the assets and liabilities of the reporting unit. If necessary, the Company may consult valuation specialists to assist with the assessment of the estimated fair value of assets and liabilities for the reporting unit. If the implied fair value of the goodwill is less than the carrying value, an impairment charge would be recognized.
The Company considers a reporting unit’s fair value to be substantially in excess of its carrying value at 20% or greater. The annual impairment testing performed on May 1, 2020, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units passed Step One of the goodwill impairment test, and each had a fair value substantially in excess of its carrying value.

Other Indefinite-Lived Intangible Assets
Other indefinite-lived intangible assets in accordance with the Company's policy outlined above using the income approach. Fair value is estimated using the income approach based upon current sales projections applying the relief from royalty method. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Indicators of impairment primarily in the WPS segment consisted of a decline in sales in certain of its businesses resulting from the economic challenges presented by the COVID-19 pandemic. As a result of the impairment analyses performed during the fiscal year ended July 31, 2020, indefinite-lived tradenames with a carrying amount of $9.3 million were written down to their estimated fair value of $0.6 million. Refer to Note 3, "Other Intangible and Long-Lived Assets" for further information regarding impairment charges during fiscal 2020.
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
The global nature of the Company’s business requires active participation in the foreign exchange markets. The Company has manufacturing facilities and sells and distributes its products throughout the world and therefore has assets, liabilities and cash flows in currencies other than the U.S. dollar. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company manufactures, distributes and sells its products. The Company’s operating results are principally exposed to changes in exchange rates between the U.S. dollar and the Euro, the British Pound, the Mexican Peso, the Canadian dollar, the Australian dollar, the Singapore dollar, the Malaysian Ringgit, and the Chinese Yuan.
The objective of the Company’s foreign currency exchange risk management is to minimize the impact of currency movements on non-functional currency transactions. To achieve this objective, the Company hedges a portion of known exposures using forward contracts. As of July 31, 2020, the notional amount of outstanding forward foreign exchange contracts designated as cash flow hedges was $24.6 million. The Company's multi-currency revolving credit facility allows it to borrow up to $200.0 million in currencies other than U.S. dollars. The Company has periodically borrowed funds in Euros and British Pounds under its revolving credit facility. Debt issued in currencies other than U.S. dollars acts as a natural hedge to the Company's exposure to the associated currency.
The Company also faces exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Although the Company has a U.S. dollar functional currency for reporting purposes, it has manufacturing sites throughout the world and a significant portion of its sales are generated in foreign currencies. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates in effect during the respective period. As a result, the Company is exposed to movements in the exchange rates of various currencies against the U.S. dollar. In particular, the Company has more sales in European currencies than it has expenses in those currencies. Therefore, when European currencies strengthen or weaken against the U.S. dollar, operating profits are increased or decreased, respectively. Currency exchange rates decreased fiscal 2020 net sales by 1.4% compared to fiscal 2019 as the U.S. dollar appreciated, on average, against other major currencies throughout the year.
Changes in foreign currency exchange rates for the Company’s foreign subsidiaries reporting in local currencies are generally reported as a component of stockholders’ equity. The Company’s currency translation adjustments recorded in the fiscal years ended July 31, 2020, 2019, and 2018, as a separate component of stockholders’ equity, was favorable by $6.6 million, unfavorable by $13.2 million, and unfavorable by $13.7 million, respectively. As of July 31, 2020 and 2019, the Company’s foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $210.6 million and $192.9 million, respectively. The potential decrease in net current assets as of July 31, 2020, from a hypothetical 10 percent adverse change in quoted foreign currency exchange rates would be approximately $21.1 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates versus the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.
The Company could be exposed to interest rate risk through its corporate borrowing activities. The objective of the Company’s interest rate risk management activities is to manage the levels of the Company’s fixed and floating interest rate exposure to be consistent with the Company’s preferred mix. The interest rate risk management program allows the Company to enter into approved interest rate derivatives if there is a desire to modify the Company’s exposure to interest rates. As of July 31, 2020, the Company had no interest rate derivatives and no variable rate debt outstanding.

Item 8. Financial Statements and Supplementary Data
BRADY CORPORATION & SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Brady Corporation
Milwaukee, Wisconsin

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brady Corporation and subsidiaries (the "Company") as of July 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 16, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Adoption of a New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in the year ended July 31, 2020, due to the adoption of the Financial Accounting Standards Board Accounting Standard Update No. 2016-02, Leases (Topic ASC 842) using the optional transition method allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption.
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
Taxes — Valuation Allowances — Refer to Note 11 to the financial statements
Critical Audit Matter Description
The Company recognizes deferred income tax assets and liabilities for the estimated future tax effects attributable to temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized in the future. Future realization of deferred tax assets depends on the existence of sufficient taxable income within the carryback or carryforward period of the appropriate character under the relevant tax law. Sources of taxable income include future reversals of deferred tax assets and liabilities, future taxable income (exclusive of the reversals of deferred tax assets and liabilities), taxable income in prior carryback year(s) if permitted under the tax law, and tax planning strategies. The Company’s valuation allowance for deferred tax assets was $58.8 million as of July 31, 2020.
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
•We tested the effectiveness of management’s controls over the estimates of future sources of taxable income.
•With the assistance of our income tax specialists, we considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.
•We evaluated management’s ability to accurately estimate future sources of taxable income by comparing actual results to management’s historical estimates. Further, we evaluated the reasonableness of management’s estimates of future sources of taxable income by comparing the estimates to historical sources of taxable income or losses and minutes of the Board of Directors.
•With the assistance of our income tax specialists, we evaluated whether the estimated future sources of taxable income were of the appropriate character to utilize the deferred tax assets under tax law.
•We evaluated management’s assessment that it is more likely than not that sufficient taxable income will be generated in the future to utilize the net deferred tax assets.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 16, 2020

We have served as the Company's auditor at least since 1981; however, an earlier year cannot be reliably determined.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2020 and 2019

	2020	2019
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$217,643	$279,072
Accounts receivable—net	146,181	158,114
Inventories	135,662	120,037
Prepaid expenses and other current assets	9,962	16,056
Total current assets	509,448	573,279
Property, plant and equipment—net	115,068	110,048
Goodwill	416,034	410,987
Other intangible assets	22,334	36,123
Deferred income taxes	8,845	7,298
Operating lease assets	41,899	—
Other assets	28,838	19,573
Total	$1,142,466	$1,157,308
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,547	$64,810
Accrued compensation and benefits	41,546	62,509
Taxes, other than income taxes	8,057	8,107
Accrued income taxes	8,652	6,557
Current operating lease liabilities	15,304	—
Other current liabilities	49,782	49,796
Current maturities on long-term debt	—	50,166
Total current liabilities	185,888	241,945
Long-term operating lease liabilities	31,982	—
Other liabilities	61,524	64,589
Total liabilities	279,394	306,534
Stockholders’ equity:
Class A nonvoting common stock — Issued 51,261,487 shares, and outstanding 48,456,954 and 49,458,841 shares, respectively (aggregate liquidation preference of $42,716 and $42,803, respectively)	513	513
Class B voting common stock — Issued and outstanding 3,538,628 shares	35	35
Additional paid-in capital	331,761	329,969
Retained earnings	704,456	637,843
Treasury stock — 2,804,533 and 1,802,646 shares, respectively, of Class A nonvoting common stock, at cost	(107,216)	(46,332)
Accumulated other comprehensive loss	(66,477)	(71,254)
Total stockholders’ equity	863,072	850,774
Total	$1,142,466	$1,157,308
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$1,081,299	$1,160,645	$1,173,851
Cost of goods sold	552,734	581,967	585,560
Gross margin	528,565	578,678	588,291
Operating expenses:
Research and development	40,662	45,168	45,253
Selling, general and administrative	336,059	371,082	390,342
Impairment charges	13,821	—	—
Total operating expenses	390,542	416,250	435,595
Operating income	138,023	162,428	152,696
Other income (expense):
Investment and other income	5,079	5,046	2,487
Interest expense	(2,166)	(2,830)	(3,168)
Income before income taxes and losses of unconsolidated affiliate	140,936	164,644	152,015
Income tax expense	28,321	33,386	60,955
Income before losses of unconsolidated affiliate	112,615	131,258	91,060
Equity in losses of unconsolidated affiliate	(246)	—	—
Net income	$112,369	$131,258	$91,060
Net income per Class A Nonvoting Common Share:
Basic	$2.13	$2.50	$1.76
Diluted	$2.11	$2.46	$1.73
Dividends	$0.87	$0.85	$0.83
Net income per Class B Voting Common Share:
Basic	$2.11	$2.48	$1.75
Diluted	$2.10	$2.45	$1.72
Dividends	$0.85	$0.83	$0.81
Weighted average common shares outstanding:
Basic	52,763	52,596	51,677
Diluted	53,231	53,323	52,524
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
	(Dollars in thousands)
Net income	$112,369	$131,258	$91,060
Other comprehensive income (loss):
Foreign currency translation adjustments	6,640	(13,223)	(13,675)

Cash flow hedges:
Net (loss) gain recognized in other comprehensive loss	(576)	837	966
Reclassification adjustment for (gains) losses included in net income	(614)	(1,048)	551
	(1,190)	(211)	1,517
Pension and other post-retirement benefits:
Net (loss) gain recognized in other comprehensive income (loss)	(468)	(97)	446
Net actuarial gain amortization	(380)	(569)	(576)
	(848)	(666)	(130)

Other comprehensive income (loss), before tax	4,602	(14,100)	(12,288)
Income tax benefit (expense) related to items of other comprehensive income (loss)	175	(753)	569
Other comprehensive income (loss), net of tax	4,777	(14,853)	(11,719)
Comprehensive income	$117,146	$116,405	$79,341
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2020, 2019 and 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss
	(In thousands, except per share amounts)
Balances at July 31, 2017	$548	$322,608	$507,136	$(85,470)	$(44,682)
Net income	—	—	91,060	—	—
Other comprehensive loss, net of tax	—	—	—	—	(11,719)
Issuance of shares of Class A Common Stock under stock plan	—	(7,171)	—	16,234	—
Tax benefit and withholdings from deferred compensation distribution	—	214	—	(422)	—
Stock-based compensation expense (Note 7)	—	9,980	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(1,462)	—
Adoption of ASU 2018-02	—	—	(1,869)	—	—
Cash dividends on Common Stock:
Class A — $0.83 per share	—	—	(39,998)	—	—
Class B — $0.81 per share	—	—	(2,875)	—	—
Balances at July 31, 2018	$548	$325,631	$553,454	$(71,120)	$(56,401)
Net income	—	—	131,258	—	—
Other comprehensive loss, net of tax	—	—	—	—	(14,853)
Issuance of shares of Class A Common Stock under stock plan	—	(7,963)	—	27,970	—
Tax benefit and withholdings from deferred compensation distribution	—	209	—	—	—
Stock-based compensation expense (Note 7)	—	12,092	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(3,182)	—
Adoption of ASU 2014-09 "Revenue from Contracts with Customers" (Note 9)	—	—	(2,137)	—
Cash dividends on Common Stock:
Class A — $0.85 per share	—	—	(41,784)	—	—
Class B — $0.83 per share	—	—	(2,948)	—	—
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)
Net income	—	—	112,369	—	—
Other comprehensive income, net of tax	—	—	—	—	4,777
Issuance of shares of Class A Common Stock under stock plan	—	(7,184)	—	3,630	—
Tax benefit and withholdings from deferred compensation distributions	—	134	—	—	—
Stock-based compensation expense (Note 7)	—	8,843	—	—	—
Repurchase of shares of Class A Common Stock	—	—	—	(64,514)	—
Cash dividends on Common Stock:
Class A — $0.87 per share	—	—	(42,736)	—	—
Class B — $0.85 per share	—	—	(3,020)	—	—
Balances at July 31, 2020	$548	$331,762	$704,456	$(107,216)	$(66,477)
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2020, 2019 and 2018

	2020	2019	2018
	(Dollars in thousands)
Operating activities:
Net income	$112,369	$131,258	$91,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,437	23,799	25,442
Stock-based compensation expense	8,843	12,092	9,980
Gain on sale of business, net	—	—	(4,666)
Deferred income taxes	(764)	7,825	33,656
Impairment charges	13,821	—	—
Equity in losses of unconsolidated affiliate	246	—	—
Other	2,611	2,347	(15)
Changes in operating assets and liabilities (net of effects of business divestitures):
Accounts receivable	13,902	3,496	(16,612)
Inventories	(13,917)	(9,922)	(7,563)
Prepaid expenses and other assets	4,477	368	1,747
Accounts payable and accrued liabilities	(26,128)	(11,903)	13,106
Income taxes	2,080	2,851	(3,093)
Net cash provided by operating activities	140,977	162,211	143,042
Investing activities:
Purchases of property, plant and equipment	(27,277)	(32,825)	(21,777)
Purchase of equity method investment	(6,000)	—	—
Sale of business, net of cash transferred with business	—	—	19,141
Other	(2,842)	(1,638)	(269)
Net cash used in investing activities	(36,119)	(34,463)	(2,905)
Financing activities:
Payment of dividends	(45,756)	(44,732)	(42,873)
Proceeds from exercise of stock options	5,511	25,658	12,999
Payments for employee taxes withheld from stock-based awards	(9,065)	(5,651)	(3,936)
Purchase of treasury stock	(64,514)	(3,182)	(1,462)
Proceeds from borrowing on credit facilities	20,697	13,637	23,221
Repayment of borrowing on credit facilities	(21,855)	(13,568)	(78,419)
Principal payments on debt	(48,672)	—	—
Other	134	210	(210)
Net cash used in financing activities	(163,520)	(27,628)	(90,680)
Effect of exchange rate changes on cash and cash equivalents	(2,767)	(2,475)	(1,974)
Net (decrease) increase in cash and cash equivalents	(61,429)	97,645	47,483
Cash and cash equivalents, beginning of period	279,072	181,427	133,944
Cash and cash equivalents, end of period	$217,643	$279,072	$181,427
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,401	$2,651	$2,976
Income taxes	29,600	24,335	33,267
See Notes to Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2020, 2019 and 2018
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
Principles of Consolidation — The accompanying consolidated financial statements include the accounts of Brady Corporation and its wholly owned subsidiaries. The equity method of accounting is used for investments in the associated company where the Company has significant influence and generally 20% to 50% ownership interest. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.
Use of Estimates — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents — The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentration of Credit Risk — The Company places temporary cash investments with global financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of its financial institutions and limits the amount of credit exposure with any one financial institution. In addition, the Company has a broad customer base representing many diverse industries throughout the globe. Consequently, no significant concentration of credit risk is considered to exist.
Accounts Receivables — Accounts receivables are stated at net realizable value. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. In addition, general reserves are made for the remainder of accounts receivable based on historical loss experience, the age of the delinquent receivable balances due, and economic conditions. Accounts receivables are presented net of allowances for doubtful accounts of $7,157 and $5,005 as of July 31, 2020 and 2019, respectively.
Inventories — Inventories are stated at the lower of cost or net realizable value and include material, labor, and overhead. Cost has been determined using the last-in, first-out (“LIFO”) method for certain inventories in the U.S. (14.7% of total inventories at July 31, 2020, and 13.4% of total inventories at July 31, 2019) and the first-in, first-out (“FIFO”) or average cost methods for other inventories. Had all inventories been accounted for on a FIFO basis instead of on a LIFO basis, the carrying value of inventories would have increased by $7,195 and $7,259 as of July 31, 2020 and 2019, respectively.
Inventories consist of the following as of July 31:

	2020	2019
Finished products	$85,547	$77,532
Work-in-process	24,044	20,515
Raw materials and supplies	26,071	21,990
Total inventories	$135,662	$120,037

Property, Plant and Equipment — Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective asset. The estimated useful lives range from 3 to 33 years as shown below.

Property, plant and equipment consist of the following as of July 31:

	Range of Useful Lives	2020	2019
Land		$9,960	$9,752
Buildings and improvements	10 to 33 Years	105,129	99,685
Machinery and equipment	3 to 10 Years	267,795	266,991
Construction in progress		8,432	7,500
Property, plant and equipment—gross		391,316	383,928
Accumulated depreciation		(276,248)	(273,880)
Property, plant and equipment—net		$115,068	$110,048

Depreciation expense was $18,218, $18,023, and $19,009 for the years ended July 31, 2020, 2019 and 2018, respectively.
Goodwill — The Company evaluates the carrying amount of goodwill annually or more frequently if events or changes in circumstances have occurred that indicate the goodwill might be impaired. The Company completes impairment reviews for its reporting units using a fair-value method based on management's judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach. The income approach requires management to make a number of assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The market approach estimates fair value using performance multiples of comparable publically-traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss, if any, is recognized for the difference between the implied fair value and the carrying value of the reporting unit's goodwill. The annual impairment testing performed on May 1, 2020, indicated that all reporting units with remaining goodwill had a fair value substantially in excess of its carrying value. No goodwill impairment charges were recognized during the year ended July 31, 2020.
Other Intangible and Long-Lived Assets — Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives to reflect the pattern of economic benefits consumed. Intangible assets with indefinite lives as well as goodwill are not subject to amortization. These assets are assessed for impairment on an annual basis or more frequently if events or changes in circumstances have occurred that indicate the asset may not be recoverable or that the remaining estimated useful life may warrant revision. In addition, the Company performs qualitative assessments on a quarterly basis of significant events and circumstances, such as historical and current results, assumptions regarding future performance, and strategic initiatives and overall economic factors.
The Company evaluates indefinite-lived intangible assets for impairment by comparing the estimated fair value of the asset to the carrying value. Fair value is estimated using the income approach based upon current sales projections applying the relief from royalty method. If the carrying value of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company evaluates long-lived assets, including finite-lived intangible assets, operating lease assets, and property, plant, and equipment, for recoverability by comparing an estimate of undiscounted future cash flows, derived from internal forecasts, over the remaining life of the primary asset to the carrying amount of the asset group. To the extent the undiscounted future cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized for the amount by which the carrying value of the asset exceeds its fair value.
Indicators of impairment primarily in the WPS segment consisted of a decline in sales in certain of its businesses resulting from the economic challenges presented by the COVID-19 pandemic. As a result of impairment assessments performed, impairment charges of $13,821 were recognized in connection with writing down the carrying values of certain indefinite-lived intangible assets and long-lived assets to their respective fair values during the year ended July 31, 2020. Refer to Note 3, "Other Intangible and Long-Lived Assets" for further information regarding impairment charges during fiscal 2020.
Leases — The Company determines whether an arrangement contains a lease at contract inception. The contract is considered to contain a lease if it provides the Company with the right to direct the use of and the right to obtain substantially all of the economic benefits from an identified asset in exchange for consideration. The Company recognizes a right-of-use ("ROU") asset and lease liability for its lease commitments with initial terms greater than one year.
The initial measurement of ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the expected lease term. The ROU asset also includes any lease payments made on or before the commencement date, initial direct costs incurred, and is reduced by any lease incentives received. Some of the

Company’s leases include options to extend the lease agreement, of which the exercise is at the Company’s sole discretion. The majority of renewal options are not included in the calculation of ROU assets and liabilities as they are not reasonably certain to be exercised. Some of the Company's lease agreements include rental payments that are adjusted periodically for inflation or the change in an index or rate. These variable lease payments are generally excluded from the initial measurement of the ROU asset and lease liability and are recognized in the period in which the obligation for those payments is incurred. The Company has lease agreements that include both lease and non-lease components, which the Company has elected to account for as a single lease component. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines the present value of future lease payments using its incremental borrowing rate, as the discount rate implicit within the Company’s leases generally cannot be readily determined. The incremental borrowing rate is estimated based on the sovereign credit rating for the countries in which the Company has its largest operations, adjusted for several factors, such as internal credit spread, lease terms, and other market information available at the lease commencement date.
As of July 31, 2020, all leases are accounted for as operating leases, with lease expense being recognized on a straight-line basis over the lease term. Operating leases are reflected in “Operating lease assets,” “Current operating lease liabilities,” and “Long-term operating lease liabilities” in the accompanying Consolidated Balance Sheets. Operating lease expense is recognized in either cost of goods sold or selling, general, and administrative expenses in the Consolidated Statements of Income, based on the nature of the lease. ROU assets are evaluated for impairment in the same manner as long-lived assets. Impairment charges of $2,475 were recognized related to operating lease assets during the fiscal year ended July 31, 2020. Refer to Note 3, "Other Intangible and Long-Lived Assets" for additional information regarding the impairment charges recognized.
Revenue Recognition — The majority of the Company’s revenue relates to the sale of identification solutions and workplace safety products to customers. The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606 "Revenue from Contracts with Customers", which was adopted on August 1, 2018 using the modified retrospective approach. Revenue is recognized when control of the product or service transfers to the customer in an amount that represents the consideration expected to be received in exchange for those products and services. The Company considers control to have transferred when legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the collection of the transaction price is reasonably assured, most of which occur upon shipment or delivery of goods to customers. Given the nature of the Company’s business, revenue recognition practices do not contain estimates that materially affect the results of operations, with the exception of estimated customer returns and credit memos. The Company records an allowance for estimated product returns and credit memos using the expected value method based on historical experience, which is recognized as a deduction from net sales at the time of sale. As of July 31, 2020 and 2019, the Company had a reserve for estimated product returns and credit memos of $6,295 and $5,796, respectively.
Sales Incentives — The Company accounts for cash consideration (such as sales incentives, rebates, and cash discounts) given to its customers or resellers as a reduction of revenue. Sales incentives for the years ended July 31, 2020, 2019, and 2018 were $38,476, $40,811, and $40,671, respectively.
Shipping and Handling Costs — Shipping and handling fees billed to a customer in a sale transaction are reported as net sales and the related costs incurred for shipping and handling are reported in cost of goods sold.
Advertising Costs — Advertising costs are expensed as incurred. Advertising expense for the years ended July 31, 2020, 2019, and 2018 was $63,482, $62,454, and $67,429, respectively.
Stock-Based Compensation — The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. The Black-Scholes option valuation model is used to determine the fair value of stock option awards on the date of grant. The Company recognizes the compensation cost, net of estimated forfeitures, of all share-based awards on a straight-line basis over the vesting period of the award. If it is determined that it is unlikely the award will vest, the expense recognized to date for the award is reversed in the period in which this is evident and the remaining expense is not recorded.
The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards. The Company uses historical data regarding stock option exercise behaviors to estimate the expected term of options granted based on the period of time that options granted are expected to be outstanding. Expected volatilities are based on the historical volatility of the Company’s stock. The expected dividend yield is based on the Company’s historical dividend payments and historical yield. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for the length of time corresponding to the expected term of the option. The market value is calculated as the average of the high and the low stock price on the date of the grant. Refer to Note 7, “Stockholders' Equity” for more information regarding the Company’s incentive stock plans.

Research and Development — Amounts expended for research and development are expensed as incurred.
Other Comprehensive Income — Other comprehensive income consists of net unrealized gains and losses from cash flow hedges, the unamortized gain on defined-benefit pension plans net of their related tax effects, and foreign currency translation adjustments, which includes the impact of foreign currency translations and the settlements of net investment hedges.
Foreign Currency Translation — The assets and liabilities of subsidiaries whose functional currency is a currency other than the U.S. dollar are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the average rates of exchange for the period. Resulting foreign currency translation adjustments are included in other comprehensive income.
Income Taxes — The Company accounts for income taxes under the asset and liability method in accordance with ASC 740 "Income Taxes." Under this method, deferred income tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the currently enacted tax laws and rates applicable to the periods in which the differences are expected to be realized or settled. Valuation allowances are established when it is estimated that it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The Company recognizes the benefit of income tax positions only if those positions are more likely than not to be sustained upon examination by the tax authority. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs.
Fair Value of Financial Instruments — The Company believes that the carrying amount of its financial instruments (cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities) approximate fair value due to the short-term nature of these instruments. Refer to Note 6, "Debt" for more information regarding the fair value of long-term debt and Note 13, "Fair Value Measurements" for information regarding fair value measurements.
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
The Company recognizes derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. Gains and losses resulting from changes in fair value of the derivatives designated as hedges are recorded as a component of Accumulated Other Comprehensive Income ("AOCI") in the accompanying Consolidated Balance Sheets and in the Consolidated Statements of Comprehensive Income and are reclassified into the same income statement line item in the period or periods during which the hedged transaction affects income. Refer to Note 14, "Derivatives and Hedging Activities" for more information regarding the Company’s derivative instruments and hedging activities.
New Accounting Standards
Adopted Standards
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

Upon adoption of ASC 842, the Company recorded additional operating lease assets and liabilities of $55,984 and $58,544, respectively, as of August 1, 2019, which included operating lease assets and liabilities of $9,769 and $9,674, respectively, for leases that commenced on the adoption date of August 1, 2019. No cumulative effect adjustment to retained earnings was recognized upon adoption of the new standard. Adoption of ASC 842 did not have a material impact on the Company's cash flows or operating results. Refer to Note 4 "Leases" for additional information and required disclosures under the new standard.
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
Standards not yet adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the impairment model for most financial instruments. Current guidance requires the recognition of credit losses based on an incurred loss impairment methodology that reflects losses once the losses are probable. Under ASU 2016-13, the Company will be required to use a current expected credit loss model ("CECL") that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. This guidance becomes effective for interim periods in fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 effective August 1, 2020, which did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment." The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company adopted this guidance, effective August 1, 2020. This guidance will only impact the Company's consolidated financial statements if there is a future impairment of goodwill.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes - Simplifying the Accounting for Income Taxes (Topic 740)." The new guidance removes certain exceptions to the general principles in ASC 740 such as recognizing deferred taxes for equity investments, the incremental approach to performing intraperiod tax allocation and calculating income taxes in interim periods. The standard also simplifies accounting for income taxes under U.S. GAAP by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR") by the end of 2021. This guidance is effective upon issuance and allows application to contract changes as early as January 1, 2020. Some of the Company's contracts with respect to its borrowing agreements already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR. The Company is in the process of reviewing its bank facilities and commercial contracts that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

2. Goodwill
Changes in the carrying amount of goodwill by reportable segment for the years ended July 31, 2020 and 2019, were as follows:

	IDS	WPS	Total
Balance as of July 31, 2018	$385,524	$34,291	$419,815
Translation adjustments	(6,519)	(2,309)	(8,828)
Balance as of July 31, 2019	$379,005	$31,982	$410,987
Translation adjustments	3,342	1,705	5,047
Balance as of July 31, 2020	$382,347	$33,687	$416,034

The annual impairment testing performed on May 1, 2020, in accordance with ASC 350, “Intangibles - Goodwill and Other” (“Step One”) indicated that all of the reporting units with remaining goodwill (IDS Americas & Europe, PDC, and WPS Europe) passed Step One of the goodwill impairment test as each had a fair value substantially in excess of its carrying value.

3. Other Intangible and Long-Lived Assets
Other intangible assets include customer relationships and tradenames with finite lives being amortized in accordance with the accounting guidance for other intangible assets. The Company also has unamortized indefinite-lived tradenames that are classified as other intangible assets.
The net book value of these assets was as follows:

	July 31, 2020				July 31, 2019
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized other intangible assets:
Customer relationships and other	9	$45,385	$(32,670)	$12,715	9	$46,595	$(29,343)	$17,252
Unamortized other intangible assets:
Tradenames	N/A	9,619	—	9,619	N/A	18,871	—	18,871
Total		$55,004	$(32,670)	$22,334		$65,466	$(29,343)	$36,123

The change in the gross carrying amount of other intangible assets as of July 31, 2020 compared to July 31, 2019 was primarily due to $8,665 of impairment charges recognized and to a lesser extent the effect of currency translations during the fiscal year.
The Company evaluates other intangible and long-lived assets for impairment on an annual basis or more frequently if events or changes in circumstances have occurred that indicate the asset may not be recoverable or that the remaining estimated useful life may warrant revision. As a result of the adverse impacts of the COVID-19 pandemic on both the global economic environment and the Company’s supply chain, operations, and customer demand, the Company performed an interim analysis during the third quarter of the fiscal year ended July 31, 2020. Indefinite-lived tradenames were valued using the income approach based upon current sales projections applying the relief from royalty method. As a result of the analysis, indefinite-lived tradenames with a carrying amount of $9,328 were written down to their estimated fair value of $663 during the fiscal year ended July 31, 2020.
Consistent with the circumstances leading to the intangible asset impairment, the Company performed an interim recoverability and fair value test of other long-lived assets in certain businesses within both the IDS and WPS segments. Long-lived assets were evaluated for recoverability by comparing undiscounted future cash flows derived from internal forecasts to the carrying amount of the asset. For specific long-lived assets, this analysis resulted in an amount that was less than the carrying value of the asset. The Company measured the impairment loss of long-lived assets as the amount by which the carrying value of the assets exceeded their fair value. As a result of the analysis, impairment charges of $2,681 were recognized related to property, plant and equipment, of which $2,353 and $328 related to the IDS and WPS segments, respectively. In addition, impairment charges of $2,475 were recognized related to operating lease assets, of which $2,035 and $440 related to the WPS and IDS segments, respectively.

These items resulted in a total impairment charge of $13,821 recognized in "Impairment charges" on the Consolidated Statements of Income for the fiscal year ended July 31, 2020.
In addition to the interim impairment assessments described above, the Company performed its annual impairment test of other intangible and long-lived assets on May 1, 2020. As a result of the annual analysis, no additional impairment charges were recognized.
Amortization expense on intangible assets during the fiscal years ended July 31, 2020, 2019, and 2018 was $5,219, $5,776, and $6,433, respectively. Amortization expense over each of the next five fiscal years is projected to be $5,384, $5,140, and $2,191 for the fiscal years ending July 31, 2021, 2022, and 2023 respectively. No amortization expense for intangible assets is projected after July 31, 2023.

4. Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to fifteen years. As of July 31, 2020, the Company did not have any finance leases.
The Company evaluates right-of-use assets for impairment in the same manner as long-lived assets. Refer to Note 3, "Other Intangible and Long-Lived Assets" for information regarding impairment charges recognized during the fiscal year ended July 31, 2020.
Short-term lease expense, variable lease expenses, and sublease income were immaterial to the Consolidated Statements of Income for the for the fiscal year ended July 31, 2020.
The following table summarizes lease expense recognized for the fiscal year ended July 31, 2020:

	Consolidated Statements of Income Location	2020
Operating lease cost	Cost of goods sold	$9,197
Operating lease cost	Selling, general, and administrative expenses	8,974

Lease expense of $19,984 and $15,938 was recognized in operating expenses for the years ended July 31, 2019 and 2018, respectively.
The following table summarizes the maturity of the Company's lease liabilities as of July 31, 2020:

Years ended July 31,	Operating Leases
2021	$16,684
2022	14,703
2023	9,819
2024	5,677
2025	2,413
Thereafter	955
Total lease payments	$50,251
Less: interest	(2,965)
Present value of lease liabilities	$47,286

The weighted average remaining lease terms and discount rates for the Company's operating leases as of July 31, 2020 were as follows:

July 31, 2020
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	3.5%

Supplemental cash flow information related to the Company's operating leases for the twelve months ended July 31, 2020, was as follows:

Twelve months ended
July 31, 2020
Operating cash outflows from operating leases	$17,123
Operating lease assets obtained in exchange for new operating lease liabilities	12,641

Operating lease assets obtained in exchange for new operating lease liabilities include $9,769 of operating lease assets related to leases that commenced on August 1, 2019, which were included in the adoption impact of the new lease accounting standard.
The following table summarizes future minimum lease payments under operating leases as of July 31, 2019:

Years ended July 31,	Operating Leases
2020	$18,450
2021	16,132
2022	13,439
2023	10,065
2024	5,656
Thereafter	3,502
Total future minimum lease payments	$67,244

5. Employee Benefit Plans
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
The Company provides postretirement medical benefits (the “Plan”) for eligible regular full and part-time domestic employees (including spouses) who retired prior to January 1, 2016, as outlined by the Plan. The Plan is unfunded, and the liability, unrecognized gain, and associated income statement impact are immaterial. The liability is recorded in the accompanying Consolidated Balance Sheets as of July 31, 2020 and 2019. The unrecognized gain is reported as a component of AOCI.
The Company also has two deferred compensation plans, the Executive Deferred Compensation Plan and the Director Deferred Compensation Plan which allow for compensation to be deferred into either the Company's Class A Nonvoting Common Stock or in other investment funds. Neither plan allows funds to be transferred between the Company's Class A Nonvoting Common Stock and the other investment funds. The Company also has an additional non-qualified deferred compensation plan, the Brady Restoration Plan, which allows an equivalent benefit to the Matched 401(k) Plan and the Funded Retirement Plan for executives' income exceeding the IRS limits for participation in a qualified 401(k) plan. Deferred compensation of $18,606 and $15,744 was included in "Other liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2020 and 2019, respectively.
The Company has retirement and profit-sharing plans covering substantially all full-time domestic employees and certain employees of its foreign subsidiaries. Contributions to the plans are determined annually or quarterly, according to the respective plan, based on income of the respective companies and employee contributions. Accrued retirement and profit-sharing contributions of $3,577 and $3,342 were included in "Other current liabilities" on the accompanying Consolidated Balance Sheets as of July 31, 2020 and 2019, respectively. The amounts charged to expense for these retirement and profit sharing plans were $12,129, $14,158, and $14,395 during the years ended July 31, 2020, 2019 and 2018, respectively.

6. Debt
On May 13, 2010, the Company completed a private placement of €75.0 million aggregate principal amount of senior unsecured notes to accredited institutional investors. The €75.0 million of senior notes consisted of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, which were repaid during fiscal 2020. The Company funded the private placement principal payments due during the year ended July 31, 2020 with cash on hand. The Company had no outstanding debt as of July 31, 2020. As of July 31, 2019, the Company's outstanding debt balance consisted of the €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, which was included in "Current maturities on long-term debt" in the accompanying Consolidated Balance Sheets.
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a Eurocurrency rate loan that bears interest at the LIBOR rate plus a margin based on the Company's consolidated net leverage ratio or a base interest rate (based upon the higher of the federal funds rate plus 0.5%, the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio, or the Eurocurrency base rate at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio plus 1%). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. The maximum amount outstanding on the Company's revolving loan agreement during the fiscal year ended July 31, 2020 was $16.2 million. As of July 31, 2020, there were no borrowings outstanding on the credit facility. The Company had letters of credit outstanding under the loan agreement of $3.1 million as of July 31, 2020 and there was $196.9 million available for future borrowing, which can be increased to $396.9 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the accompanying Consolidated Balances Sheets.
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of July 31, 2020, the Company was in compliance with these financial covenants.
The Company had outstanding letters of credit of $3,116 and $3,271 at July 31, 2020 and 2019, respectively.
The estimated fair value of the Company's current maturities on long-term debt obligations at July 31, 2019 was $51,566, compared to the carrying value of $50,166, which was based on the quoted market prices for similar issues and on the current rates offered for debt of similar maturities.

7. Stockholders' Equity
Information as to the Company’s capital stock at July 31, 2020 and 2019 is as follows:

	July 31, 2020			July 31, 2019
	Shares Authorized	Shares Issued	(thousands) Amount	Shares Authorized	Shares Issued	(thousands) Amount
Preferred Stock, $.01 par value	5,000,000			5,000,000
Cumulative Preferred Stock: 6% Cumulative	5,000			5,000
1972 Series	10,000			10,000
1979 Series	30,000			30,000
Common Stock, $.01 par value: Class A Nonvoting	100,000,000	51,261,487	$513	100,000,000	51,261,487	$513
Class B Voting	10,000,000	3,538,628	35	10,000,000	3,538,628	35
			$548			$548

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
Upon liquidation, dissolution or winding up of the Company, and after distribution of any amounts due to holders of Preferred Stock, if any, holders of the Class A Common Stock are entitled to receive the sum of $0.833 per share before any payment or distribution to holders of the Class B Common Stock. Thereafter, holders of the Class B Common Stock are entitled to receive a payment or distribution of $0.833 per share. Thereafter, holders of the Class A Common Stock and Class B Common Stock share equally in all payments or distributions upon liquidation, dissolution or winding up of the Company.
The preferences in dividends and liquidation rights of the Class A Common Stock over the Class B Common Stock will terminate at any time that the voting rights of Class A Common Stock and Class B Common Stock become equal.
The following is a summary of other activity in stockholders’ equity for the fiscal years ended July 31, 2020, 2019, and 2018:

	Deferred Compensation	Shares Held in Rabbi Trust, at cost	Total
Balances at July 31, 2017	$8,124	$(8,124)	$—
Shares at July 31, 2017	314,082	314,082
Sale of shares at cost	$(977)	$977	$—
Purchase of shares at cost	1,075	(1,075)	—
Balances at July 31, 2018	$8,222	$(8,222)	$—
Shares at July 31, 2018	299,916	299,916
Sale of shares at cost	$(928)	$928	$—
Purchase of shares at cost	1,212	(1,212)	—
Balances at July 31, 2019	$8,506	$(8,506)	$—
Shares at July 31, 2019	285,533	285,533
Sale of shares at cost	$(460)	$460	$—
Purchase of shares at cost	1,293	(1,293)	—
Balances at July 31, 2020	$9,339	$(9,339)	$—
Shares at July 31, 2020	292,329	292,329

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
At July 31, 2020, the deferred compensation balance in stockholders’ equity represents the investment at the original cost of shares held in the Company’s Class A Nonvoting Common Stock for the deferred compensation plans. The balance of shares held in the Rabbi Trust represents the investment in the Company’s Class A Nonvoting Common Stock at the original cost of all the Company’s Class A Nonvoting Common Stock held in deferred compensation plans.
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

As of July 31, 2020, the Company has reserved 1,554,402 shares of Class A Nonvoting Common Stock for outstanding stock options and RSUs and 3,348,834 shares of Class A Nonvoting Common Stock remain for future issuance of stock options, RSUs and restricted and unrestricted shares under the active plans. The Company uses treasury stock or will issue new Class A Nonvoting Common Stock to deliver shares under these plans.
Total stock-based compensation expense recognized by the Company during the years ended July 31, 2020, 2019, and 2018, was $8,843 ($8,048 net of taxes), $12,092 ($10,628 net of taxes), and $9,980 ($7,485 net of taxes), respectively. As of July 31, 2020, total unrecognized compensation cost related to share-based compensation awards that are expected to vest was $9,334 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 1.8 years.
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
The Company has estimated the fair value of its time-based stock option awards granted during the fiscal years ended July 31, 2020, 2019, and 2018, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

Black-Scholes Option Valuation Assumptions	2020	2019	2018
Expected term (in years)	6.20	6.20	6.07
Expected volatility	26.07%	26.05%	28.19%
Expected dividend yield	2.63%	2.71%	2.72%
Risk-free interest rate	1.64%	3.01%	1.96%
Weighted-average market value of underlying stock at grant date	$54.05	$43.96	$36.85
Weighted-average exercise price	$54.05	$43.96	$36.85
Weighted-average fair value of options granted during the period	$10.63	$9.70	$7.96

The following is a summary of stock option activity for the fiscal year ended July 31, 2020:

Time-Based Options	Option Price			Options Outstanding	Weighted Average Exercise Price
Balance as of July 31, 2019	$19.96	—	$43.98	1,594,716	$31.63
New grants	54.05			247,297	54.05
Exercised	19.96	—	43.98	(556,143)	27.21
Forfeited	22.66	—	54.05	(12,488)	39.59
Balance as of July 31, 2020	$19.96	—	$54.05	1,273,382	$37.84

The total fair value of options vested during the fiscal years ended July 31, 2020, 2019, and 2018, was $2,800, $2,864, and $3,006, respectively. The total intrinsic value of options exercised during the fiscal years ended July 31, 2020, 2019, and 2018, was $14,692, $20,969, and $6,208, respectively.
There were 776,273, 1,025,811, and 1,722,229 options exercisable with a weighted average exercise price of $31.50, $27.06, and $26.82 at July 31, 2020, 2019, and 2018, respectively. The cash received from the exercise of stock options during the fiscal years ended July 31, 2020, 2019, and 2018, was $5,511, $23,466, and $12,099, respectively. The tax benefit on options exercised during the fiscal years ended July 31, 2020, 2019, and 2018, was $3,673, $5,242, and $1,893, respectively.

The following table summarizes information about stock options outstanding at July 31, 2020:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at July 31, 2020	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares Exercisable at July 31, 2020	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$19.96 - $29.99	265,600	4.1	$22.07	265,600	4.1	$22.07
$30.00 - $39.99	519,870	6.2	35.36	433,576	6.0	35.07
$40.00 - $54.05	487,912	8.7	49.06	77,097	8.2	43.96
Total	1,273,382	6.7	$37.84	776,273	5.5	$31.50

As of July 31, 2020, the aggregate intrinsic value (defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of options outstanding and the options exercisable was $11,964 and $10,940, respectively.
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
The following tables summarize the RSU activity for the fiscal year ended July 31, 2020:

Time-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2019	188,638	$38.15
New grants	76,358	53.38
Vested	(107,187)	35.49
Forfeited	(2,849)	43.73
Balance as of July 31, 2020	154,960	$47.39

The time-based RSUs granted during the fiscal year ended July 31, 2019, had a weighted-average grant-date fair value of $44.20. The total fair value of time-based RSUs vested during the years ended July 31, 2020 and 2019, was $9,776 and $9,859, respectively.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Balance as of July 31, 2019	158,410	$38.33
New grants (1)	71,921	75.00
Vested	(87,928)	32.03
Forfeited	(16,343)	52.16
Balance as of July 31, 2020	126,060	$50.61
(1) Includes 32,975 shares resulting from the payout of performance-based RSUs granted in fiscal year 2018 due to achievement of performance metrics exceeding the target payout.

The performance-based RSUs granted during the fiscal year ended July 31, 2020, had a weighted-average grant-date fair value determined by a third-party valuation involving the use of a Monte Carlo simulation. The performance-based RSUs granted during the fiscal year ended July 31, 2019, had a weighted-average grant-date fair value of $50.70. The aggregate intrinsic value of unvested time-based and performance-based RSUs outstanding at July 31, 2020 and 2019, and expected to vest, was $14,013 and $17,953, respectively.

8. Accumulated Other Comprehensive Loss
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
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the periods presented:

	Unrealized gain (loss) on cash flow hedges	Unamortized gain on postretirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Ending balance, July 31, 2018	$863	$3,302	$(60,566)	$(56,401)
Other comprehensive income (loss) before reclassification	630	67	(14,195)	(13,498)
Amounts reclassified from accumulated other comprehensive loss	(786)	(569)	—	(1,355)
Ending balance, July 31, 2019	$707	$2,800	$(74,761)	$(71,254)
Other comprehensive (loss) income before reclassification	(447)	(332)	6,303	5,524
Amounts reclassified from accumulated other comprehensive loss	(460)	(287)	—	(747)
Ending balance, July 31, 2020	$(200)	$2,181	$(68,458)	$(66,477)

The decrease in accumulated other comprehensive loss as of July 31, 2020, compared to July 31, 2019, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the fiscal year, most of which occurred in the last month of the fiscal year ended July 31, 2020. The foreign currency translation adjustments column in the table above includes the impact of foreign currency translation and the settlements of net investment hedges, net of tax. Of the amounts reclassified from accumulated other comprehensive loss during the fiscal year ended July 31, 2020, unrealized gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the Consolidated Statements of Income.
The following table illustrates the income tax benefit (expense) on the components of other comprehensive income (loss):

	Years Ended July 31,
	2020	2019	2018
Income tax benefit (expense) related to items of other comprehensive income (loss):
Cash flow hedges	$283	$55	$(669)
Pension and other post-retirement benefits	229	164	(64)
Other income tax adjustments and currency translation	(337)	(972)	(567)
Adoption of accounting standard ASU 2018-02	—	—	1,869
Income tax benefit (expense) related to items of other comprehensive income (loss)	$175	$(753)	$569

9. Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services.
Nature of Products
The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the Consolidated Statements of Income. See Note 10 “Segment Information” for the Company’s disaggregated revenue disclosure.
Performance Obligations
The Company’s contracts with customers consist of purchase orders, which in some cases are governed by master supply or distributor agreements. For each contract, the Company considers the commitment to transfer tangible products, which are generally capable of being distinct, to be separate performance obligations.
The majority of the Company's revenue is earned and recognized at a point in time through ship-and-bill performance obligations where the customer typically obtains control of the product upon shipment or delivery, depending on freight terms. The Company considers control to have transferred if legal title, physical possession, and the significant risks and rewards of ownership of the asset have transferred to the customer and the Company has a present right to payment. In almost all cases, control transfers once a product is shipped or delivered, as this is when the customer is able to direct and obtain substantially all of the remaining benefits associated with use of the asset.
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
Contract Balances
The balance of contract liabilities associated with service warranty performance obligations was $2,559 and $2,782 as of July 31, 2020 and 2019, respectively. This also represents the amount of unsatisfied performance obligations related to contracts that extend beyond one year. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the accompanying Consolidated Balance Sheets. During the fiscal year ended July 31, 2020, the Company recognized revenue of $1,251 that was included in the contract liability balance at the beginning of the period from the amortization of extended service warranties. Of the contract liability balance outstanding at July 31, 2020, the Company expects to recognize 41% by the end of fiscal 2021, an additional 28% by the end of fiscal 2022, and the balance thereafter.
Costs of Obtaining a Contract
The Company expenses incremental direct costs of obtaining a contract (e.g., sales commissions) when incurred because the amortization period is generally twelve months or less. Contract costs are included in "Selling, general and administrative expense" on the Consolidated Statements of Income.

10. Segment Information
The Company is organized and managed on a global basis within three operating segments, Identification Solutions ("IDS"), Workplace Safety ("WPS"), and People Identification ("PDC"), which aggregate into two reportable segments that are organized around businesses with consistent products and services: IDS and WPS. The IDS and PDC operating segments aggregate into the IDS reporting segment, while the WPS reporting segment is comprised solely of the Workplace Safety operating segment.
Following is a summary of segment information as of and for the years ended July 31, 2020, 2019 and 2018:

	2020	2019	2018
Net sales:
ID Solutions
Americas	$532,357	$577,156	$556,172
Europe	165,490	193,852	197,737
Asia	86,860	92,092	92,178
Total	$784,707	$863,100	$846,087
Workplace Safety
Americas	$92,513	$98,788	$106,910
Europe	152,407	150,480	170,265
Australia	51,672	48,277	50,589
Total	$296,592	$297,545	$327,764
Total Company
Americas	$624,870	$675,944	$663,082
Europe	317,897	344,332	368,002
Asia-Pacific	138,532	140,369	142,767
Total	$1,081,299	$1,160,645	$1,173,851
Depreciation & amortization:
ID Solutions	$20,745	$21,387	$22,075
WPS	2,692	2,412	3,367
Total Company	$23,437	$23,799	$25,442
Segment profit:
ID Solutions	$150,639	$164,953	$143,411
WPS	21,019	23,025	31,712
Total Company	$171,658	$187,978	$175,123
Assets:
ID Solutions	$737,589	$740,437	$737,174
WPS	187,234	137,799	138,329
Corporate	217,643	279,072	181,428
Total Company	$1,142,466	$1,157,308	$1,056,931
Expenditures for property, plant & equipment:
ID Solutions	$17,637	$17,849	$17,283
WPS	9,640	14,976	4,494
Total Company	$27,277	$32,825	$21,777

Following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the years ended July 31, 2020, 2019 and 2018:

	Years Ended July 31,
	2020	2019	2018
Total profit from reportable segments	$171,658	$187,978	$175,123
Unallocated costs:
Administrative costs	(19,814)	(25,550)	(27,093)
Impairment charges(1)	(13,821)	—	—
Gain on sale of business(2)	—	—	4,666
Investment and other income	5,079	5,046	2,487
Interest expense	(2,166)	(2,830)	(3,168)
Income before income taxes and losses of unconsolidated affiliate	$140,936	$164,644	$152,015

(1) Of the total $13,821 impairment charges recognized in the year ended July 31, 2020, $11,029 related to the WPS segment and $2,792 related to the IDS segment.
(2) Gain on sale of business during the year ended July 31, 2018 relates to the WPS segment.

	Revenues* Years Ended July 31,			Long-Lived Assets** As of July 31,
	2020	2019	2018	2020	2019	2018
Geographic information:
United States	$627,160	$674,924	$663,935	$361,005	$365,205	$366,638
Other	509,530	546,923	573,652	234,330	191,953	193,710
Eliminations	(55,391)	(61,202)	(63,736)	—	—	—
Consolidated total	$1,081,299	$1,160,645	$1,173,851	$595,335	$557,158	$560,348

* Revenues are attributed based on country of origin.
** Long-lived assets consist of property, plant and equipment, goodwill, other intangible assets, and operating lease assets.
11. Income Taxes
Income before income taxes and losses of unconsolidated affiliate consists of the following:

	Years Ended July 31,
	2020	2019	2018
United States	$69,433	$55,077	$48,903
Other Nations	71,503	109,567	103,112
Total	$140,936	$164,644	$152,015

Income tax expense consists of the following:

	Years Ended July 31,
	2020	2019	2018
Current income tax expense:
United States	$3,031	$2,232	$2,830
Other Nations	25,133	22,445	26,593
States (U.S.)	1,160	913	910
	$29,324	$25,590	$30,333
Deferred income tax expense (benefit):
United States	$1,072	$8,451	$30,267
Other Nations	(2,065)	(667)	(1,462)
States (U.S.)	(10)	12	1,817
	$(1,003)	$7,796	$30,622
Total income tax expense	$28,321	$33,386	$60,955

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
The tax effects of temporary differences are as follows as of July 31, 2020 and 2019:

	July 31, 2020
	Assets	Liabilities	Total
Inventories	$4,385	$(58)	$4,327
Prepaid catalog costs	—	(15)	(15)
Employee compensation and benefits	3,339	(72)	3,267
Accounts receivable	1,518	—	1,518
Fixed assets	3,663	(7,285)	(3,622)
Intangible assets	1,026	(31,488)	(30,462)
Deferred and equity-based compensation	7,851	—	7,851
Postretirement benefits	3,002	(31)	2,971
Tax credit and net operating loss carry-forwards	56,447	—	56,447
Valuation allowances	(58,809)	—	(58,809)
Other, net	11,786	(4,700)	7,086
Total	$34,208	$(43,649)	$(9,441)

	July 31, 2019
	Assets	Liabilities	Total
Inventories	$3,856	$(1)	$3,855
Prepaid catalog costs	—	(631)	(631)
Employee compensation and benefits	7,021	(89)	6,932
Accounts receivable	943	(233)	710
Fixed assets	3,125	(6,869)	(3,744)
Intangible assets	1,432	(31,415)	(29,983)
Deferred and equity-based compensation	7,352	—	7,352
Postretirement benefits	2,659	(71)	2,588
Tax credit and net operating loss carry-forwards	62,966	—	62,966
Valuation allowances	(60,073)	—	(60,073)
Other, net	7,406	(7,961)	(555)
Total	$36,687	$(47,270)	$(10,583)

Tax credit carry-forwards as of July 31, 2020 consist of the following:
•Foreign net operating loss carry-forwards of $96,104, of which $86,063 have no expiration date and the remainder of which expire within the next 17 years.
•State net operating loss carry-forwards of $29,109, which expire from 2025 to 2040.
•Foreign tax credit carry-forwards of $24,633, which expire from 2021 to 2029.
•State R&D credit carry-forwards of $12,714, which expire from 2021 to 2035.
Rate Reconciliation
A reconciliation of the income tax rate computed by applying the statutory U.S. federal income tax rate to income before income taxes and losses of unconsolidated affiliate to the total income tax expense is as follows:

	Years Ended July 31,
	2020	2019	2018
Tax at statutory rate	21.0%	21.0%	26.9%
State income taxes, net of federal tax benefit	1.0%	0.3%	1.6%
International rate differential(1)	5.1%	2.2%	(1.1)%
Rate variances arising from foreign subsidiary distributions	0.2%	(0.4)%	0.8%
Foreign tax credit carryforward valuation allowance(2)	(1.4)%	1.8%	14.1%
Divestiture of business(3)	—%	—%	(0.8)%
Adjustments to tax accruals and reserves(4)	(2.0)%	(3.6)%	2.2%
Non-deductible executive compensation(5)	0.5%	2.3%	0.5%
Research and development tax credits and domestic manufacturer’s deduction	(2.0)%	(1.6)%	(2.0)%
Deferred tax and other adjustments, net	(2.3)%	(1.7)%	(2.1)%
Income tax rate	20.1%	20.3%	40.1%
(1)Represents the foreign income tax rate differential when compared to the U.S. statutory income tax rate for the years ended July 31, 2020, 2019, and 2018.
(2)The year ended July 31, 2018, includes the establishment of a valuation allowance against foreign tax credit carryforwards as a result of the Tax Reform Act.
(3)The year ended July 31, 2018, includes the divestiture of the Company's Runelandhs business based in Sweden. Refer to Note 15, "Divestiture" for additional information.
(4)The years ended July 31, 2020 and 2019, include reductions of uncertain tax positions resulting from the closure of audits and lapses in statues of limitations, while the year ended July 31, 2018, includes increases in uncertain tax positions.

(5)The years ended July 31, 2020, 2019 and 2018, include non-deductible compensation such as salaries, bonuses, and other equity compensation of the Company's executives (as defined in Internal Revenue Service Code Section 162(m)).
Uncertain Tax Positions
The Company follows the guidance in ASC 740, "Income Taxes" regarding uncertain tax positions. The guidance requires application of a more-likely-than-not threshold to the recognition and de-recognition of income tax positions. A reconciliation of unrecognized tax benefits (excluding interest and penalties) is as follows:

Balance at July 31, 2017	$18,362
Additions based on tax positions related to the current year	2,467
Additions for tax positions of prior years	1,586
Reductions for tax positions of prior years	(23)
Lapse of statute of limitations	(489)
Settlements with tax authorities	(1,277)
Cumulative translation adjustments and other	(196)
Balance as of July 31, 2018	$20,430
Additions based on tax positions related to the current year	2,518
Additions for tax positions of prior years	612
Reductions for tax positions of prior years	(378)
Lapse of statute of limitations	(8,140)
Cumulative translation adjustments and other	(201)
Balance as of July 31, 2019	$14,841
Additions based on tax positions related to the current year	2,798
Additions for tax positions of prior years	1,295
Reductions for tax positions of prior years	(5,087)
Lapse of statute of limitations	(117)
Cumulative translation adjustments and other	(108)
Balance as of July 31, 2020	$13,622

Of the $13,622 of unrecognized tax benefits, if recognized, $10,557 would affect the Company's income tax rate. The Company has classified $8,931 and $10,218, excluding interest and penalties, of the reserve for uncertain tax positions in "Other liabilities" on the Consolidated Balance Sheets as of July 31, 2020 and 2019, respectively. The Company has classified $4,691 and $4,623, excluding interest and penalties, as a reduction of long-term deferred income tax assets on the accompanying Consolidated Balance Sheets as of July 31, 2020 and 2019, respectively.
Interest expense is recognized on the amount of potentially underpaid taxes associated with the Company's tax positions, beginning in the first period in which interest starts accruing under the respective tax law and continuing until the tax positions are settled. The Company recognized a decrease of $372, an decrease of $1,013, and an increase of $556 in interest expense during the years ended July 31, 2020, 2019, and 2018, respectively. There was a $96 decrease to the reserve for uncertain tax positions for penalties during the year ended July 31, 2020, a decrease of $2,357 during the year ended July 31, 2019, and an increase of $83 during the year end July 31, 2018. These amounts are net of reversals due to reductions for tax positions of prior years, statute of limitations, and settlements. At July 31, 2020 and 2019, the Company had $1,354 and $1,740, respectively, accrued for interest on unrecognized tax benefits. Penalties are accrued if the tax position does not meet the minimum statutory threshold to avoid the payment of a penalty. At July 31, 2020 and 2019, the Company had $658 and $663, respectively, accrued for penalties on unrecognized tax benefits. Interest expense and penalties are recorded as a component of "Income tax expense" in the Consolidated Statements of Income.
The Company estimates that it is reasonably possible that the unrecognized tax benefits may be reduced by $1,437 within 12 months as a result of the resolution of worldwide tax matters, tax audit settlements, amended tax filings, and/or the expiration of statute of limitations, all of which, if recognized, would result in an income tax benefit in the Consolidated Statements of Income.

During the year ended July 31, 2020, the Company recognized $504 of tax benefits (including interest and penalties) associated with the lapse of statutes of limitations. The Company also recognized $5,133 of tax benefits (including interest and penalties) associated with the reduction of tax positions for prior years due to the closure of certain tax audits.
The Company and its subsidiaries file income tax returns in the U.S., various states, and foreign jurisdictions. The following table summarizes the open tax years for the Company's major jurisdictions:

Jurisdiction	Open Tax Years
United States — Federal	F’18 — F’20

12. Net Income per Common Share
Basic net income per common share is computed by dividing net income (after deducting the applicable preferential Class A Common Stock dividends) by the weighted average Common Shares outstanding. The Company utilizes the two-class method to calculate income per share.
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Years ended July 31,
	2020	2019	2018
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$112,369	$131,258	$91,060
Less:
Preferential dividends	(828)	(815)	(799)
Preferential dividends on dilutive stock options	(10)	(13)	(14)
Numerator for basic and diluted income per Class B Voting Common Share	$111,531	$130,430	$90,247
Denominator (in thousands):
Denominator for basic income per share for both Class A and Class B	52,763	52,596	51,677
Plus: Effect of dilutive equity awards	468	727	847
Denominator for diluted income per share for both Class A and Class B	53,231	53,323	52,524
Net income per Class A Nonvoting Common Share:
Basic	$2.13	$2.50	$1.76
Diluted	$2.11	$2.46	$1.73
Net income per Class B Voting Common Share:
Basic	$2.11	$2.48	$1.75
Diluted	$2.10	$2.45	$1.72

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 387,382, 372,255, and 751,200 for the fiscal years ended July 31, 2020, 2019, and 2018, respectively.

13. Fair Value Measurements
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

The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at July 31, 2020 and July 31, 2019, according to the valuation techniques the Company used to determine their fair values.

	July 31, 2020	July 31, 2019	Fair Value Hierarchy
Assets:
Trading securities	$18,606	$15,744	Level 1
Foreign exchange contracts	594	474	Level 2
Liabilities:
Foreign exchange contracts	$777	$5	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Trading securities: The Company’s deferred compensation investments consist of investments in mutual funds, which are included in "Other assets" on the accompanying Consolidated Balance Sheets. These investments were classified as Level 1 as the shares of these investments trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
Foreign exchange contracts: The Company’s foreign exchange contracts were classified as Level 2 as the fair value was based on the present value of the future cash flows using external models that use observable inputs, such as interest rates, yield curves and foreign exchange rates. See Note 14, “Derivatives and Hedging Activities,” for additional information.
There have been no transfers of assets or liabilities between the fair value hierarchy levels, outlined above, during the fiscal years ended July 31, 2020 and July 31, 2019.
See Note 6 for information regarding the fair value of the Company's short-term and long-term debt.

14. Derivatives and Hedging Activities
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
Main foreign currency exposures are related to transactions denominated in the British Pound, Euro, Canadian dollar, Australian dollar, Mexican Peso, Chinese Yuan, Malaysian Ringgit and Singapore dollar. Generally, these risk management transactions will involve the use of foreign currency derivatives to minimize the impact of currency movements on non-functional currency transactions.
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	July 31, 2020	July 31, 2019
Designated as cash flow hedges	$24,600	$26,013
Non-designated hedges	3,107	3,376
Total foreign exchange contracts	$27,707	$29,389

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the accompanying Consolidated Balance Sheets. For these instruments, the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into income in the same period or periods during which the hedged transaction affects income. At July 31, 2020 and 2019, unrealized losses of $385 and gains of $805 have been included in AOCI, respectively.

Net Investment Hedges
The Company has designated certain third party-foreign currency denominated debt instruments as net investment hedges. On May 13, 2010, the Company completed the private placement of €75.0 million aggregate principal amount of senior unsecured notes consisting of €30.0 million aggregate principal amount of 3.71% Series 2010-A Senior Notes, which were repaid during fiscal 2017, and €45.0 million aggregate principal amount of 4.24% Series 2010-A Senior Notes, which were repaid during fiscal 2020. This Euro-denominated debt obligation was designated as a net investment hedge to selectively hedge portions of the Company's net investment in European operations. The Company’s foreign denominated debt obligations are valued under a market approach using publicized spot prices, and the net gains or losses attributable to the changes in spot prices are recorded as cumulative translation within AOCI and are included in the foreign currency translation adjustments section of the Consolidated Statement of Comprehensive Income. As of July 31, 2020 and 2019, the cumulative balance recognized in accumulated other comprehensive income were gains of $13,957 and $12,440, respectively, on the Euro-denominated debt obligations.
The following table summarizes the amount of pre-tax gains and losses related to derivatives designated as hedging instruments:

	July 31, 2020	July 31, 2019	July 31, 2018
(Losses) gains recognized in OCI:
Foreign exchange contracts (cash flow hedges)	$(576)	$837	$966
Foreign currency denominated debt (net investment hedges)	1,517	2,480	612
Gains reclassified from OCI into cost of goods sold:
Forward exchange contracts (cash flow hedges)	614	1,048	(551)

Non-Designated Hedges
During the fiscal years ended July 31, 2020, 2019, and 2018, the Company recognized gains of $2, losses of $52, and gains of $24, respectively, in “Investment and other income” in the Consolidated Statements of Income related to non-designated hedges.
Fair values of derivative and hedging instruments in the accompanying Consolidated Balance Sheets were as follows:

	July 31, 2020		July 31, 2019
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities	Current maturities on long-term obligations
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$588	$761	$472	$—	$—
Foreign currency denominated debt (net investment hedges)	—	—	—	—	50,189
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6	16	2	5	—
Total derivative instruments	$594	$777	$474	$5	$50,189

15. Divestiture
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

16. Unaudited Quarterly Financial Information

	Quarters
	First	Second	Third	Fourth	Total
Fiscal 2019
Net sales	$293,196	$282,426	$289,745	$295,278	$1,160,645
Gross margin	146,539	139,810	145,749	146,580	578,678
Operating income	40,622	36,030	39,621	46,155	162,428
Net income	30,637	29,227	34,781	36,613	131,258
Net income per Class A Nonvoting Common Share:
Basic	$0.59	$0.56	$0.66	$0.69	$2.50
Diluted	$0.58	$0.55	$0.65	$0.68	$2.46
Fiscal 2020
Net sales	$286,947	$276,665	$265,943	$251,744	$1,081,299
Gross margin	141,405	139,127	129,527	118,506	528,565
Operating income*	40,891	41,244	22,669	33,219	138,023
Net income	37,498	33,553	13,633	27,685	112,369
Net income per Class A Nonvoting Common Share:
Basic	$0.71	$0.63	$0.26	$0.53	$2.13
Diluted	$0.70	$0.62	$0.26	$0.53	$2.11
* In the third quarter of fiscal 2020, the Company recognized before tax impairment charges of $13,821.

17. Subsequent Events
On September 15, 2020, the Company announced an increase in the annual dividend to shareholders of the Company's Class A Common Stock, from $0.87 to $0.88 per share. A quarterly dividend of $0.22 will be paid on October 30, 2020, to shareholders of record at the close of business on October 9, 2020. This dividend represents an increase of 1.1% and is the 35th consecutive annual increase in dividends.
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

With the participation of the President and Chief Executive Officer and Chief Financial Officer and Treasurer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020, based on the framework and criteria established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of July 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
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
The Company’s internal control over financial reporting, as of July 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Brady Corporation
Milwaukee, Wisconsin

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brady Corporation and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2020, of the Company and our report dated September 16, 2020, expressed an unqualified opinion on those financial statements, and included an emphasis of a matter paragraph regarding the Company’s change in method of accounting for leases for the year ended July 31, 2020, due to the adoption of the Financial Accounting Standards Board Accounting Standard Update No. 2016-02, Leases (Topic ASC 842).
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

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
September 16, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Title
J. Michael Nauman	58	President, CEO and Director
Aaron J. Pearce	49	Chief Financial Officer and Treasurer
Bentley N. Curran	58	V.P. - Digital Business and Chief Information Officer
Pascal Deman	55	V.P., General Manager - Workplace Safety
Helena R. Nelligan	54	Senior V.P. - Human Resources
Russell R. Shaller	57	Senior V.P., President - Identification Solutions
Ann E. Thornton	38	Chief Accounting Officer and Corporate Controller
Andrew T. Gorman	40	General Counsel and Secretary
Patrick W. Allender	73	Director
Gary S. Balkema	65	Director
David S. Bem	51	Director
Elizabeth P. Bruno	53	Director
Nancy L. Gioia	60	Director
Conrad G. Goodkind	76	Director
Frank W. Harris	78	Director
Bradley C. Richardson	62	Director
Michelle E. Williams	59	Director
J. Michael Nauman - Mr. Nauman has served on the Company’s Board of Directors and as the Company’s President and CEO since August 2014. Prior to joining the Company, Mr. Nauman spent 20 years at Molex Incorporated, where he led global businesses in the automotive, data communications, industrial, medical, military/aerospace and mobile sectors. In 2007, he became Molex's Senior Vice President leading its Global Integrated Products Division and was named Executive Vice President in 2009. Before joining Molex in 1994, Mr. Nauman was a tax accountant and auditor for Arthur Andersen and Company and Controller and then President of Ohio Associated Enterprises, Inc. Mr. Nauman’s broad operational and financial experience and perspective as the Company's CEO, as well as his leadership and strategic perspective, provide the Board with insight and expertise to drive the Company’s growth and performance. Mr. Nauman holds a bachelor’s of science degree in management from Case Western Reserve University. He is a certified public accountant and chartered global management accountant. He is a board member of the Arkansas Science, Technology, Engineering and Math Coalition, the Quapaw Area Council of the Boy Scouts of America, and the Anthony School Board of Trustees.
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
Pascal Deman - Mr. Deman joined the Company in 2014 and has served as Vice President and General Manager of Workplace Safety since 2020. Prior to joining the Company, Mr. Deman worked at Nisbets Plc., as Executive Adviser and General Manager, Europe and North America. Prior to working at Nisbets, Mr. Deman worked for the Company from 1998 through 2012, holding numerous positions of increasing responsibilities and scope. He holds a degree in marketing from Hogeschool in Antwerp, Belgium.
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
Andrew T. Gorman - Mr. Gorman joined the Company as General Counsel and Corporate Secretary in April 2020. Prior to joining the Company, he was employed at AptarGroup, Inc., beginning in 2012. At AptarGroup, he served as Vice President, General Counsel, North America, Compliance Officer and Assistant Secretary. Before joining AptarGroup, he counseled corporate clients in private practice, including as an attorney at Mayer Brown, LLP in Chicago, where Mr. Gorman started his legal career. He holds a juris doctor from Loyola University Chicago School of Law, a master in professional accounting from The University of Texas at Austin, a bachelor of business administration from The University of Texas at Austin and is a certified public accountant.
Patrick W. Allender - Mr. Allender was elected to the Board of Directors in 2007. He serves as the Chair of the Finance Committee and as a member of the Audit and Corporate Governance Committees. He served as Executive Vice President and CFO of Danaher Corporation from 1998 to 2005 and Executive Vice President from 2005 to 2007. He has served as a director of Colfax Corporation since 2008, and previously served as director of Diebold Nixdorf, Inc. from 2011 to 2020. He has a bachelor's degree in accounting from Loyola University Maryland and is a certified public accountant. Mr. Allender's strong background in finance and accounting, as well as his past experience as the CFO of a public company, provides the Board with financial expertise and insight.
Gary S. Balkema - Mr. Balkema was elected to the Board of Directors in 2010. He serves as the Chair of the Management Development and Compensation Committee and is a member of the Audit Committee. From 2000 to 2011, he served as the President of Bayer Healthcare LLC and Worldwide Consumer Care Division. He was also responsible for overseeing Bayer LLC USA's compliance program. He has over 20 years of general management experience. Mr. Balkema has served as a director of PLx Pharma, Inc. since 2016. He has bachelor’s degrees in business administration and aeronautical science from Nathaniel Hawthorne College and a master of business administration degree from Fairleigh Dickinson University. Mr. Balkema brings strong experience in consumer marketing skills and mergers, acquisitions and integrations. His broad operating and functional experience are valuable to the Company given the diverse nature of the Company's portfolio.
David S. Bem, Ph.D - Dr. Bem was elected to the Board of Directors in 2019. He serves as a member of the Management Development and Compensation and the Technology Committees. Dr. Bem is Vice President, Science and Technology and Chief Technology Officer of PPG. Prior to PPG, he spent 8 years at Dow Chemical Company in a number of research and development roles, most recently as Vice President, Research and Development Consumer Solutions and Infrastructure Solutions, and also worked in research and development roles at Celanese Corporation and UOP/Honeywell International, Inc. He has a bachelor’s degree in chemistry from West Virginia University and a doctorate in inorganic chemistry from the Massachusetts Institute of Technology. Dr. Bem’s extensive experience in technology and research and development provides the Board with important expertise in new product development and innovation.
Elizabeth P. Bruno, Ph.D - Dr. Bruno was elected to the Board of Directors in 2003. She serves as the Chair of the Corporate Governance Committee and is a member of the Finance and Technology Committees. Dr. Bruno is the President of the Brady Education Foundation in Chapel Hill, North Carolina. Dr. Bruno has a bachelor’s degree in psychology from the University of Rochester, a master of child clinical psychology degree from the University of North Carolina Chapel Hill and a doctorate in developmental psychology from the University of North Carolina Chapel Hill. She is the granddaughter of William H. Brady, Jr., the founder of Brady Corporation. As a result of her substantial ownership stake in the Company, as well as her family's history with the Company, she is well positioned to understand, articulate and advocate for the rights and interests of the Company's shareholders.
Nancy L. Gioia - Ms. Gioia was elected to the Board of Directors in 2013. She serves as the Chair of the Technology Committee and is a member of the Management Development and Compensation Committee.  She was the Director, Global Electrical Connectivity and User Experience for Ford Motor Company until her retirement in 2014, where she also held a variety of engineering and technology roles including, Director, Global Electrification; Director, Sustainable Mobility Technologies and Hybrid Vehicle Programs; Director, North America Current Vehicle Model Quality; Engineering Director, Visteon/Ford Due Diligence; Engineering Director, Small Front Wheel Drive/Rear Wheel Drive Car Platforms-North America; and Vehicle Programs Director, Lifestyle Vehicles. She has served as a director of Meggit PLC since 2017 and as the Executive Director of Blue Current since 2019, and previously served as director of Exelon Corporation. Ms. Gioia has a bachelor’s degree in electrical engineering from the University of Michigan and a master of manufacturing systems engineering degree from Stanford University. Ms. Gioia's extensive experience in strategy, technology and engineering solutions, as well as her general business experience, provides the Board with important expertise in product development and operations.
Conrad G. Goodkind - Mr. Goodkind was elected to the Board of Directors in 2007. He serves as the Chair of the Board of Directors and as a member of the Corporate Governance, Finance and Audit Committees. He previously served as Secretary of the Company from 1999 to 2007. Mr. Goodkind was a partner in the law firm of Quarles & Brady, LLP, where his practice concentrated in corporate and securities law from 1979 to 2009. Mr. Goodkind previously served as a director of Cade Industries, Inc. and Able Distributing, Inc. Mr. Goodkind has a bachelor’s degree in political science and a juris doctor degree from the University of Wisconsin. His extensive experience in advising companies on a broad range of transactional matters, including mergers and acquisitions and securities offerings, and historical knowledge of the Company provide the Board with expertise and insight into governance, business and compliance issues that the Company encounters.
Frank W. Harris, Ph.D - Dr. Harris was elected to the Board of Directors in 1991. He serves as a member of the Technology and Management Development and Compensation Committees. He is the founder of several technology-based companies including Akron Polymer Systems, where he serves as Chair of the Board of Directors. Dr. Harris is the inventor of several commercialized products. He is an Emeritus Distinguished Professor of Polymer Science and Biomedical Engineering at The University of Akron, where he previously served as Director of the Maurice Morton Institute of Polymer Science. Dr. Harris has a bachelor’s degree in chemistry from the University of Missouri, and a master of organic chemistry and doctorate in organic chemistry from the University of Iowa. Dr. Harris’ extensive experience in technology and engineering solutions provides the Board with important expertise in new product development.
Bradley C. Richardson - Mr. Richardson was elected to the Board of Directors in 2007. He serves as the Chair of the Audit Committee and is a member of the Corporate Governance and Finance Committees. He is the Executive Vice President and CFO of Avient Corporation (formerly PolyOne Corporation). He previously served as the Executive Vice President and CFO of Diebold, Inc. and as Executive Vice President Corporate Strategy and CFO of Modine Manufacturing. Prior to Modine, he spent 21 years with BP Amoco serving in various financial and operational roles. Mr. Richardson has served on the boards of Modine Manufacturing and Tronox, Inc. Mr. Richardson has a bachelor’s degree in finance and economics from Miami University and a master of business administration in accounting and finance from Indiana University. He brings to the

Company extensive knowledge and global experience in the areas of operations, strategy, accounting, tax accounting and finance, which are areas of critical importance to the Company as a global company.
Michelle E. Williams, Ph.D - Dr. Williams was elected to the Board of Directors in 2019. She serves as a member of the Management Development and Compensation and Technology Committees. Dr. Williams is Global Group President of Altuglas International, a subsidiary of Arkema S.A. Prior to Arkema, she spent 23 years with Rohm and Haas Company and Dow Chemical in manufacturing, commercial, strategy and general management positions. She was General Manager, Chemical Mechanical Polishing Technologies, and later, General Manager, Adhesives and Sealants. She has a bachelor’s degree in chemistry from Pace University and a doctorate in physical chemistry from the University of Utah. Dr. Williams’ experience in commercial, technology and business leadership roles provides the Board with important expertise in innovation, new product development and operations.
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
Risk Oversight - The Board oversees the Company's risk management processes directly and through its committees. In general, the Board oversees the management of risks inherent in the operation of the Company's businesses, the implementation of its strategic plan, its acquisition and capital allocation program and its organizational structure. Each of the Board's committees also oversees the management of Company risks that fall within the committee's areas of responsibility. The Company's management is responsible for reporting significant risks to executive management as a part of the disclosure process. The significance of the risk is assessed by executive management and escalation to the respective board committee and Board of Directors as determined. The Company reviews its risk assessment with the Audit Committee annually.
Audit Committee Financial Expert - The Company's Board of Directors has determined that at least one Audit Committee financial expert is serving on its Audit Committee. Messrs. Richardson, Chair of the Audit Committee, and Allender and Balkema, members of the Audit Committee, are financial experts and are independent under the rules of the SEC and the New York Stock Exchange (“NYSE”).
Director Independence - A majority of the Directors must meet the criteria for independence established by the Board in accordance with the rules of the NYSE. In determining the independence of a Director, the Board must find that a Director has no relationship that may interfere with the exercise of his or her independence from management and the Company. In undertaking this determination with respect to the Company’s Directors other than Mr. Nauman, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2020. After consideration of these factors, the Board concluded that the commercial relationships were not material and did not prevent the Company’s Directors from being considered independent. Based on application of the NYSE independence criteria, all Directors, with the exception of Mr. Nauman, President and CEO, are deemed independent. All members of the Audit, Management Development and Compensation, and Corporate Governance Committees are deemed independent.
Meetings of Non-management Directors - The non-management Directors of the Board regularly meet alone without any members of management present. As Chair of the Board, Mr. Goodkind is the presiding Director at these sessions. In fiscal 2020, there were executive sessions at all scheduled Board meetings. Interested parties can raise concerns to be addressed at these meetings by calling the confidential Brady hotline at 1-800-368-3613.

Audit Committee Members - The Audit Committee, which is a separately-designated standing committee of the Board of Directors, is composed of Messrs. Richardson (Chair), Allender, Balkema, and Goodkind. Each member of the Audit Committee has been determined by the Board to be independent under the rules of the SEC and NYSE.
Code of Ethics - The Company has a code of ethics. This code of ethics applies to all of the Company's employees, officers and Directors. The code of ethics can be viewed at the Company's corporate website, www.bradyid.com, or may be obtained in print by any person, without charge, by contacting Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201. The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics by placing such information on its Internet website.
Corporate Governance Guidelines - Brady's Corporate Governance Principles, as well as the charters of the Audit, Corporate Governance and Management Development and Compensation Committees, are available on the Company's Corporate website, www.bradyid.com. Shareholders may request printed copies of these documents from Brady Corporation, Investor Relations, P.O. Box 571, Milwaukee, WI 53201.
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
DELINQUENT SECTION 16(a) REPORTS
To the Company’s knowledge, based solely on a review of the Section 16(a) filings and written representations that no other reports were required, during the fiscal year ended July 31, 2020, all Section 16(a) filing requirements were complied with other than with respect to the following:
•Fund transfers by Thomas J. Felmer in his Company-matched 401(k) plan of 2,500, 7,500 and 7,603 shares of Class A Nonvoting Common Stock on September 26, 2019, September 27, 2019 and September 30, 2019, respectively, were reported late by Mr. Felmer due to an administrative error. These transactions were reported on a Form 4 that was filed on October 15, 2019.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our Compensation Discussion and Analysis focuses on the Company's total compensation philosophy, the role of the Management Development and Compensation Committee (the "Committee") and its approach in determining total compensation decisions, elements of total compensation inclusive of base salary, short-term incentives, long-term incentives, benefits, perquisites, severance amounts and change-in-control agreements for our executive officers, and peer company and market reviews.
For fiscal 2020, the following named executive officers' (the "NEOs") compensation is disclosed and discussed in this section:
•J. Michael Nauman, President, Chief Executive Officer and Director;
•Aaron J. Pearce, Chief Financial Officer and Treasurer;
•Pascal Deman, Vice President and General Manager, Workplace Safety (1);
•Helena R. Nelligan, Senior Vice President, Human Resources;
•Russell R. Shaller, Senior Vice President and President - Identification Solutions;
•Louis T. Bolognini, Former Senior Vice President, General Counsel and Secretary (2);
•Thomas J. Felmer, Former Senior Vice President and President - Workplace Safety (3).
(1) Effective January 3, 2020, Mr. Deman was appointed by the Company as Vice President and General Manager, Workplace Safety.
(2) Effective April 15, 2020, Mr. Bolognini resigned from his position as Senior Vice President, General Counsel and Secretary and retired from the Company.
(3) Effective January 2, 2020, Mr. Felmer resigned from his position as Senior Vice President and President - Workplace Safety and retired from the Company.
Retirement of Thomas J. Felmer: Mr. Felmer, Senior Vice President and President - Workplace Safety, provided notice to the Company of his retirement on September 16, 2019, with an effective retirement date of January 2, 2020. On October 15, 2019, the Company entered into a written retirement agreement with Mr. Felmer to assist in the transition of his duties and be otherwise available on a consultative basis for a period of six months following his retirement date. The agreement provided for a severance payment of $650,000 to be paid in equal installments throughout the 24 months following his retirement date. The agreement also included standard confidentiality, waiver, and non-disparagement provisions, including non-competition and non-solicitation provisions stipulating his agreement not to compete with the Company or solicit its employees, customers, and vendors for a period for 24 months after his retirement date. In addition, the agreement provided for the modification of vesting conditions for certain outstanding equity awards. Under the agreement, unvested stock options and restricted stock units granted on September 22, 2017 and September 25, 2018 would vest 100% and 50%, respectively, on the retirement date.
Appointment of Pascal Deman: The Company appointed Mr. Deman as Vice President and General Manager, Workplace Safety effective January 3, 2020. On January 7, 2020, the Company entered into an amendment to the employment agreement dated September 4, 2014 with Mr. Deman (the "Amendment"), which was effective as of January 3, 2020. The Amendment provided that Mr. Deman would receive an annual base salary of €255,550, with eligibility for a target annual bonus at 50% of base salary, and participation in the Company's equity incentive and other benefit plans on a basis similar to other executive officers. The Amendment further provided that Mr. Deman would receive a retention award of time-based restricted stock units with a grant date value of $75,000 and a grant date of January 3, 2020. The restricted stock units vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third, and fourth anniversaries of the grant date. Mr. Deman will have a Company stock ownership requirement equal to two times his base salary. The Amendment also contained non-competition and non-solicitation provisions stipulating his agreement not to compete with the Company or solicit its employees, customers, and vendors for a period for 12 months after the date of separation from the Company. Mr. Deman's employment agreement, including the amendment thereto, does not contain any provisions related to specified payments upon termination of employment.
Effective January 7, 2020, the Company also entered into a change of control agreement with Mr. Deman (the "Change of Control Agreement"). Under the terms of the Change of Control Agreement, in the event of a qualifying termination within 24 months following a change of control (as such events are defined in the Change of Control Agreement), Mr. Deman will receive two times his base salary and two times the average bonus payment received in the three years immediately prior to the date of the change of control.
Executive Summary
Fiscal 2020 Business Highlights
Refer to Item 1 "General Development of Business" for a business overview and key initiatives during fiscal 2020. Highlights for fiscal 2020 include:
•Our fiscal 2020 income before income taxes and losses of unconsolidated affiliate was $140.9 million, a decrease of $23.7 million from fiscal 2019 income before income taxes and losses of unconsolidated affiliate of $164.6 million.
•Cash flow from operating activities was $141.0 million during fiscal 2020, a decrease of $21.2 million from fiscal 2019.
•Net sales were $1,081.3 million in fiscal 2020 compared to $1,160.6 million in fiscal 2019, a decrease of 6.8%. Organic sales decreased 5.4% and foreign currency translation decreased sales by 1.4%.

Refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of fiscal 2020 results, including the impact of the COVID-19 pandemic on our business.
Fiscal 2020 Executive Summary
For fiscal 2020, the Board of Directors approved a 3.0% increase in base salary for Mr. Nauman. In addition, Mr. Nauman recommended and the Committee approved increases in base salary for Messrs. Pearce, Shaller, Bolognini and Ms. Nelligan. All increases were made to recognize the performance, current scope of responsibilities and peer company and other market data for each executive and, with regard to Messrs. Pearce and Shaller, to better align their base salary with individuals holding comparable positions at peer companies.
Fiscal 2020 equity grants were made in the form of time-based stock options, time-based restricted stock units ("RSUs") and performance-based RSUs ("PRSUs"), of which the quantity was based upon the average stock price on the grant date. Generally, one-third of the award granted was in the form of stock options that vest equally over a three-year period, which are inherently performance-based and have value only to the extent that the price of the Company's stock increases. Another one-third of the award granted was in the form of RSUs that vest equally over three years and are intended to facilitate retention and align with the creation of long-term shareholder value. The final one-third of the award granted was in the form of PRSUs, which reinforce the Company's pay-for-performance philosophy where the level of rewards is aligned to Company performance. The PRSU awards granted in fiscal 2020 have a three-year performance period with the number of shares issued at vesting determined by the Company's total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award at the end of the three-year performance period.

Executive Compensation Practices
As part of the Company's pay-for-performance philosophy, the Company's compensation program includes several features that maintain alignment with shareholders:

Emphasis on Variable Compensation	A significant portion of the NEOs' possible compensation is tied to Company performance, which is intended to drive shareholder value.

Ownership Requirements	The Company believes that the interests of shareholders and executives become aligned when executives become shareholders in possession of a meaningful amount of Company stock. Furthermore, this stock ownership encourages positive performance behaviors and discourages executive officers from taking undue risk. In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established and are equal to a specified multiple of the executive officer's base salary. Our NEOs are expected to obtain the required ownership levels within five years of becoming an executive officer. Refer to heading "Stock Ownership Requirements" for further discussion of the stock ownership requirements established for each NEO and the actions that the Company may take when an executive is not in compliance with his or her respective stock ownership requirement.

Clawback Provisions	There is a recoupment policy under which incentive compensation payments and/or awards may be recouped by the Company if such payments and/or awards were based on erroneous results. If the Committee determines that an executive officer or other key executive of the Company who participates in any of the Company's incentive plans has engaged in intentional misconduct that results in a material inaccuracy in the Company's financial statements or fraudulent or other willful and deliberate conduct that is detrimental to the Company or there is a material, negative revision of a performance measure for which incentive compensation was paid or awarded, the Committee may take a variety of actions including, among others, seeking repayment of incentive compensation (cash and/or equity) that is greater than what would have been awarded if the payments/awards had been based on accurate results and the forfeiture of incentive compensation. As this policy suggests, the Committee believes that any incentive compensation should be based only on accurate and reliable financial and operational information, and, thus, any inappropriately paid incentive compensation should be returned to the Company for the benefit of shareholders. The Committee believes that this policy enhances the Company's compensation risk mitigation efforts. While the policy affords the Committee discretion regarding the application and enforcement of the policy, the Company and the Committee will conform the policy to any requirements that may be promulgated by the national stock exchanges, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Performance Thresholds and Caps	Our cash incentive awards are determined based on financial results for organic revenue, income before income taxes, division organic revenue, division operating income, and achievement of fiscal year objectives, which aggregate to a maximum payout of 193% of target. Executive officers then receive a performance rating that results in a multiplier ranging from 0% to 150%, resulting in a maximum cash incentive award payout of 289% of target opportunities.

We grant equity compensation to executive officers that promotes long-term financial and operating performance by delivering incremental value to the extent our stock price increases over time. Performance-based RSUs incorporate the achievement of certain financial performance goals or Company performance relative to a benchmark over a three-year period.

Insider Trading Policy	Our Insider Trading Policy prohibits executive officers from trading during certain periods at the end of each quarter until after we disclose our financial and operating results. We may impose additional restricted trading periods at any time if we believe trading by executives would not be appropriate because of developments that are, or could be, material and which have not been publicly disclosed. The Insider Trading Policy also prohibits the pledging of Company stock as collateral for loans, holding Company securities in a margin account by officers, directors or employees, and the hedging of Company securities.

Annual Risk Reviews	The Company conducts an annual compensation-related risk review and presents findings and suggested risk mitigation actions to both the Audit and Management Development and Compensation Committees.

The Company’s compensation programs also maintain alignment with shareholders by not including certain features:

No Excessive Change of Control Payments	Mr. Nauman's maximum cash benefit is equal to two times salary and two times target annual cash incentive plus a prorated target annual cash incentive in the year in which the termination occurs. For all other NEOs, the maximum cash benefit is equal to two times salary and two times the average annual cash incentive payment received in the three years immediately prior to the date the change of control occurs. In the event of a change of control, unexercised stock options become fully exercisable or, if canceled, each named executive officer shall be given cash or stock equal to the in-the-money value of the canceled stock options. In the event of a change of control, performance-based and time-based RSUs become unrestricted and fully vested at target.

No Employment Agreements with Severance Arrangements	The Company does not maintain any employment agreements with its executives that contain provision of benefits related to termination of employment. The offer letters for Messrs. Nauman and Shaller provide that each is deemed an at-will employee, but will receive a severance benefit in the event his employment is terminated by the Company without cause or for good reason as described in the respective offer letter.

No Reloads, Repricing, or Options Issued at a Discount	Stock options issued are not repriced, replaced, or regranted through cancellation or by lowering the option price of a previously granted option.

Compensation Philosophy and Objectives
We seek to align the interests of our executives with those of our shareholders by evaluating performance on the basis of key financial measurements that we believe closely correlate to long-term shareholder value. To this end, we have structured our compensation program to accomplish the following:
•Allow the Company to compete for, retain and motivate talented executives;
•Deliver compensation plans that are both internally equitable when comparing similar roles and levels within the Company and externally competitive when comparing to the external market and the Company’s designated peer group;
•Maintain an appropriate balance between base salary and short-term and long-term incentive opportunities;
•Provide integrated compensation programs aligned to the Company’s annual and long-term financial goals and realized performance;
•Recognize and reward individual initiative and achievement with the amount of compensation each executive receives reflective of the executive’s level of proficiency within his or her role and their level of sustained performance; and
•Institute a pay-for-performance philosophy where level of rewards is aligned to Company performance.
Determining Compensation
Management Development & Compensation Committee’s Role
The Committee is responsible for monitoring and approving the compensation of the Company's NEOs. The Committee approves compensation and benefit policies and strategies, approves corporate goals and objectives relative to the chief executive officer and other executive officer compensation, oversees and reviews the development plan process of key executives, reviews compensation-related risk, administers the Company's equity incentive plans, and consults with management regarding executive compensation. On an annual basis with respect to executive officers, the Committee approves base salary adjustments, equity incentive awards, the annual cash incentive paid for performance target achievement in the prior fiscal year, and the annual cash incentive performance targets for the upcoming fiscal year. In addition, the Committee annually reviews a summary of the elements of compensation for each executive officer in order to evaluate, among other items, how a potential change to an element of our compensation program would affect the respective executive officer's overall compensation. When a new executive officer is hired, the Committee is involved in reviewing and approving base salary, annual incentive opportunity, sign-on incentives, annual equity awards, and other aspects of the executive's compensation.
Consultants’ Role
The Committee has historically utilized the services of an executive compensation consulting firm and legal counsel to assist with the review and evaluation of compensation levels and policies on a periodic basis, as well as to provide advice with respect to new or modified compensation programs. In fiscal 2020, the Committee utilized the services of Meridian Compensation Partners and Compensation Strategies, Inc. as compensation consultants and Quarles & Brady LLP as legal counsel, each of which were determined to be independent by the Corporate Governance Committee.

Management’s Role
To aid in determining compensation for fiscal 2020, management obtained compensation data on peer group executive officer compensation through a standard data subscription with Equilar, Inc. and published survey data from various third-parties. For fiscal 2020, Mr. Nauman used this data to make recommendations to the Committee concerning compensation for each NEO other than himself. In setting compensation for NEOs, the Committee takes into consideration these recommendations, along with Company results during the previous fiscal year, the level of responsibility, demonstrated leadership capability, third-party compensation data, and the results of annual performance reviews which, for our chief executive officer, included a self-assessment and feedback from his direct reports and each member of the Board of Directors. In addition, during fiscal 2020, the Committee took into consideration the recommendations of Meridian Compensation Partners, with respect to compensation elements for the chief executive officer. Mr. Nauman did not attend the portion of any committee meeting during which the Committee discussed matters related specifically to his compensation.
Elements of Compensation
Our total compensation program includes five elements: base salary, annual cash incentives, long-term equity incentives, employee benefits, and perquisites. We use these elements of compensation to attract, retain, motivate, develop and reward our executives.
Our compensation philosophy is to allocate a significant portion of total compensation to long-term compensation (equity incentive awards) in order to align the achievement of performance goals for our executives with shareholder interests. For fiscal 2020, equity incentive awards comprised approximately 64% of Mr. Nauman’s total target compensation and approximately 50% of the total target compensation of the other NEOs.
The total of base salary, annual cash, and long-term equity incentive compensation elements, in general, is targeted at market median (50th percentile) up to 75th percentile for the achievement of performance goals, with an opportunity for above market median pay when performance is achieved. Our compensation structure is balanced by the payment of below market median compensation to our NEOs when actual financial results or individual performance do not meet expected results. The following table describes the purpose of each compensation element and how that element is related to our pay-for-performance approach:

Compensation Element	Purpose	Performance Alignment
Base salary	A fixed level of income used to attract and retain executives by compensating for the primary functions and responsibilities of the position.	Base salary increases depend upon individual performance, displayed skills and competencies, and market competitiveness.

Annual cash incentive award	To attract, retain, motivate and reward executives for achieving or exceeding annual performance goals at total Company and division levels.	Financial performance, achievement of fiscal year objectives and individual performance of each executive determines the amount of the executive's annual cash incentive award.

Annual equity incentive award: Time-based stock options, time-based RSUs and performance-based RSUs	To attract, retain, motivate and reward executives for the successful creation of long-term shareholder value.	An assessment of executive leadership, experience and expected future contribution, combined with market data, are used to determine the amount of equity granted to each executive.

Stock options are inherently performance-based in that the value is dependent upon the increase in the stock price.

Time-based RSUs are intended to facilitate retention and to align executives with the creation of long-term shareholder value.

Performance-based RSUs are intended to align executives with long-term financial goals and the creation of long-term shareholder value.

Benchmarking Total Compensation
The Committee uses peer group data to test the reasonableness and competitiveness of several elements of compensation, including base salaries, annual cash incentives, and long-term equity awards of positions similar to those of our NEOs. The following 18 companies were included in the fiscal 2020 total compensation analysis conducted using publicly available data:

Apogee Enterprises, Inc.	Federal Signal Corp.	MSA Safety Incorporated
Balchem Corporation	GCP Applied Technologies Inc.	Neenah, Inc.
Barnes Group Inc.	Graco Inc.	Nordson Corporation
Enerpac Tool Group Corp.	IDEX Corporation	Schweitzer-Mauduit International, Inc.
EnPro Industries, Inc.	II-VI Incorporated	TriMas Corporation
ESCO Technologies Inc.	Ingevity Corporation	Watts Water Technologies, Inc.

Fiscal 2020 Named Executive Officer Compensation
Base Salaries
The table below reflects the base salary for each NEO in effect at the end of each fiscal year.

Named Executive Officer	Fiscal 2020	Fiscal 2019	Percentage Increase
J. Michael Nauman	$830,180	$806,000	3.0%
Aaron J. Pearce	415,073	396,440	4.7%
Pascal Deman (1)	282,971	252,625	15.0%
Helena R. Nelligan	326,290	316,787	3.0%
Russell R. Shaller	400,151	378,931	5.6%
Louis T. Bolognini (2)	360,785	350,277	3.0%
Thomas J. Felmer (3)	398,623	398,623	—%

(1) Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euros at the average exchange rate for fiscal 2020: 1 EUR = 1.1073 USD and fiscal 2019: 1 EUR = 1.1369 USD. Mr. Deman received a 15% base salary increase in fiscal 2020 as a result of his appointment as Vice President and General Manager - Workplace Safety. The remainder of the difference between fiscal 2019 and 2020 base salaries relates to exchange rate fluctuation.
(2) Effective April 15, 2020, Mr. Bolognini resigned from his position as Senior Vice President, General Counsel and Secretary and retired from the Company.
(3) Effective January 2, 2020, Mr. Felmer resigned from his position as Senior Vice President and President - Workplace Safety and retired from the Company.

Annual Cash Incentive Awards
The Company is managed on a global basis with two reportable segments: Identification Solutions ("IDS") and Workplace Safety ("WPS"). All executives participate in an annual cash incentive plan, which is based on fiscal year financial results of the Company or a division. Management and the Committee annually evaluate the performance metrics of the cash incentive award program, and concluded that the elements of the fiscal 2020 plan represent critical elements of the Company’s performance that when combined, are designed to result in sustainable long-term sales and profit growth. Set forth below is a description of the fiscal 2020 financial performance metrics for the annual cash incentive plan:

Performance Metric	Definition	Weighting	NEO
Total organic sales	Total organic sales is measured as total net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	35%	Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan
Income before income taxes	Income before income taxes is defined as total net sales minus total expenses before deducting income tax expense calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation. Income before income taxes excludes the impact of acquisitions, divestitures, and unconsolidated affiliates.	55%	Messrs. Nauman, Pearce, Bolognini and Ms. Nelligan
Division organic sales	Division organic sales is measured as division net sales calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	35%	Messrs. Deman, Shaller, and Felmer
Division operating income	Division operating income is measured as division net sales less cost of goods sold, selling expenses, research and development expenses, and administrative expenses calculated in accordance with U.S. GAAP, excluding the impact of foreign currency translation, acquisitions and divestitures.	55%	Messrs. Deman, Shaller, and Felmer
Fiscal year objectives	In fiscal 2020, the Company had seven fiscal year objectives that were established at the beginning of the fiscal year and viewed as critical to the execution of the Company's strategy.	10%	All NEOs

The funding of the fiscal 2020 annual cash incentive plan was determined by the achievement of certain sales and profit metrics compared to stated thresholds, as well as the achievement of seven fiscal year objectives that were established at the beginning of the fiscal year. The annual cash incentive plan includes a minimum profit threshold that must be exceeded in order for any cash incentive amount to be funded, regardless of the achievement of revenue or fiscal year objectives, and has an eligibility requirement to be employed on the payment date.
Individual contribution is determined by assessing the level of achievement of each NEO’s individual annual goals combined with their ability to deliver on the competencies needed to achieve those goals. The competencies include items such as optimizing work processes through continuous improvement initiatives, building strong customer relationships and providing excellent customer service, creating innovative new product solutions, and developing our people. Individual annual goals and competencies are included in each NEO’s performance assessment to ensure they are focused on initiatives within their area of responsibility that will increase both sales and profitability and drive long-term shareholder value.
While our objective is to set goals that are quantitative and measurable, certain elements of the performance assessment may be subjective. Assessments and rating recommendations for all NEOs, except the CEO, are delivered to the Committee by the CEO in July. The CEO provides the Committee with a self-assessment of his own performance without a rating recommendation and the Committee determines the CEO's performance rating.
The Company's rating system consists of five performance levels, each with a predetermined multiplier that is applied to the available annual cash incentive that is earned and payable to the NEO based upon their contribution to the fiscal year objectives and their individual annual goals: Unsatisfactory - 0%; Needs Improvement - 50%; Fully Meets Objectives - 100%; Exceeds Objectives - 125%; and Outstanding - 150%. The target annual cash incentive award that would be payable to each NEO is calculated as a percentage of the NEO’s eligible compensation, which is defined as base salary paid during the fiscal year. The achievement of the financial performance metrics defined in the table above is applied to this target for each NEO, and their individual performance rating is then applied, resulting in the annual cash incentive award. The following section details this calculation for each NEO.

As a result of their retirement during fiscal 2020, Messrs. Bolognini and Felmer were not eligible for payout under the Company's annual cash incentive plan for fiscal 2020.
Messrs. Nauman, Pearce and Ms. Nelligan
The cash incentive payable to Messrs. Nauman, Pearce and Ms. Nelligan for fiscal 2020 was based on total organic sales, income before income taxes and the achievement of fiscal year objectives. For fiscal 2020, no bonus was payable for these named executive officers as the income before income taxes threshold was not achieved. As a result, the organic sales performance measure, fiscal year objective component, and the individual performance multiplier were not applicable.
The threshold, target, maximum and actual cash incentive award earned for Messrs. Nauman, Pearce and Ms. Nelligan were as follows:

				Fiscal 2020 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
Organic Sales (35%)(millions)	$1,158.3	$1,193.4	$1,216.2 or more		$1,095.9	—%
Income Before Income Taxes (55%)(millions)	$165.3	$177.2	$191.8 or more		$143.5	—%
Fiscal Year Objectives (10%)	0%	100%	125%			N/A
Individual Performance Multiplier	0%	100%	150%			N/A
Fiscal 2020 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
J.M. Nauman	0%	100%	289%	0%	0%	$0
A.J. Pearce	0%	65%	188%	0%	0%	$0
H.R. Nelligan	0%	50%	144%	0%	0%	$0

Mr. Shaller
The cash incentive payable to Mr. Shaller for fiscal 2020 was based on achievement of IDS division organic sales, IDS division operating income, and the achievement of fiscal year objectives. For fiscal 2020, no bonus was payable for Mr. Shaller as the IDS division operating income threshold was not achieved. As a result, the IDS division organic sales performance measure, the fiscal year objective component, and the individual performance multiplier were not applicable.
The threshold, target, maximum and actual payout amounts for Mr. Shaller were as follows:

				Fiscal 2020 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
IDS Division Organic Sales (35%)(millions)	$634.0	$656.2	$672.1 or more		$596.5	—%
IDS Division Operating Income (55%)(millions)	$158.7	$172.4	$179.4 or more		$156.7	—%
Fiscal Year Objectives (10%)	0%	100%	125%			N/A
Individual Performance Multiplier	0%	100%	150%			N/A
Fiscal 2020 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)
R.R. Shaller	0%	60%	173%	0%	0%	$0

Mr. Deman
The cash incentive payable to Mr. Deman for fiscal 2020 was based on achievement of WPS division organic sales, WPS division operating income, and the achievement of fiscal year objectives. For fiscal 2020, an annual cash incentive was funded for the achievement of WPS division organic sales, WPS division operating income, and for the achievement of certain fiscal year objectives. The multiplier for individual performance was applied to the achievement of the three components to arrive at the final cash incentive award achieved.

The threshold, target, maximum and actual payout amounts for Mr. Deman were as follows:

				Fiscal 2020 Actual Results
Performance Measure (weighting)	Threshold	Target	Maximum		Achievement ($)	Achievement (%)
WPS Division Organic Sales (35%)(millions)	$295.1	$301.0	$303.9 or more		$301.7	124%
WPS Division Operating Income (55%)(millions)	$32.1	$34.0	$36.9 or more		$33.6	83%
Fiscal Year Objectives (10%)	0%	100%	125%			104%
Individual Performance Multiplier	0%	100%	150%			150%
Fiscal 2020 Annual Cash Incentive Award:	Threshold	Target	Maximum (% of Base Salary)	Actual Payout (% of Target)	Actual Payout (% of Base Salary)	Actual Payout ($)(1)
P. Deman	0%	35%	101%	147%	52%	$53,507
P. Deman	0%	50%	144%	147%	74%	$122,859

(1)Mr. Deman's compensation is denominated in Euros. The amount shown in U.S. dollars in the table above was converted from Euro at the average exchange rate for fiscal 2020: 1 EUR = 1.1073 USD. As a result of Mr. Deman's executive officer appointment effective January 3, 2020, his bonus target was increased from 35% to 50%. Therefore, Mr. Deman's fiscal 2020 annual incentive compensation payout was calculated on a pro-rata basis using the bonus target in effect for the respective portions of the fiscal year prior to and subsequent to his appointment date.
Mr. Deman's individual performance multiplier was the result of his contribution to several fiscal year objectives and individual annual goals as follows:
•WPS organic sales growth - The objective focused on accelerating organic sales growth and and enhancing sales capabilities through an improved digital presence in the WPS division. Despite challenging global economic conditions resulting from the COVID-19 pandemic, organic sales within the WPS segment increased by 2.3% in fiscal 2020, compared to an organic sales decline of 0.7% in fiscal 2019.
•Product Insourcing - The objective was successfully executed and focused on enhancing our manufacturing capabilities to improve quality, delivery, speed, and reduce the cost of our core product offerings.
•Competitor Insights - The objective was successfully executed and focused on positioning the Company for sustainable long-term growth by understanding our competitor and the competitive landscape, and using that knowledge to develop and implement effective competitive strategies.
After review of Mr. Deman's performance, the Committee determined that Mr. Deman's resulting performance level was 150% for his individual performance multiplier.
The Committee regularly evaluates the impact of unusual events on a case-by-case basis along with compensation policies and practices in light of ongoing developments and best practices in compensation. For fiscal 2020, an adjustment was made to WPS Division Operating Income to exclude the financial impact of accelerated expense recognized during the current year for certain previously capitalized catalog costs, which impacted the annual cash incentive for Mr. Deman. No other adjustments were made to the financial results for unusual and unforeseen events that would have an impact on the Company's fiscal 2020 annual cash incentive for its NEOs.

Long-Term Equity Incentive Awards
For fiscal 2020, the Committee reviewed historical award sizes and median levels of equity awarded to similar positions at our peer companies and other relevant market data. The Committee then approved fiscal 2020 awards consisting of a combination of time-based stock options, time-based RSUs and performance-based RSUs. The Committee uses its discretion in combination with peer group data, analysis of actual pay and performance, and advice from its independent compensation consultant to determine the size and type of equity awards granted to the chief executive officer. For all other executives, the Committee also considers the input from the chief executive officer when determining the size and type of annual equity awards.
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
Performance-based RSUs:  PRSUs granted in fiscal year 2018 vest based upon the combined achievement of average organic revenue growth and average operating income growth over a three-year performance period. Organic revenue growth and operating income growth exclude certain unusual or non-recurring events affecting the Company. The organic revenue and operating income growth metrics are based on consideration of the Company's overall strategy and stretch goals in order to emphasize the importance of long-term decision-making to both the financial success of the Company and to improve shareholder value. The PRSUs have a fair value equal to the average of the high and low stock price on the date of grant, and will vest between 40% and 200% of target if the combination of average organic sales growth and average operating income growth over the three-year performance period are met. If the minimum vesting threshold of 40% is not achieved, then the PRSUs will be forfeited.
Performance-based RSUs granted in fiscal 2019 and fiscal 2020 ("TSR PRSUs") vest based upon the Company’s total shareholder return ("TSR") relative to the S&P 600 SmallCap Industrials Index over a three-year performance period. The TSR PRSUs have a fair value determined by a third-party valuation involving a Monte Carlo simulation. The TSR PRSUs will vest between 25% and 200% of target depending on the relative three-year TSR performance. If the minimum vesting threshold of 25% is not achieved, then the TSR PRSUs will be forfeited.
No dividends are paid or accrued on the performance-based or time-based RSUs prior to the issuance of shares.
The following is a summary of long-term equity incentive awards granted during fiscal 2020:
Fiscal 2020 Annual Equity Awards

Named Officers	Total Grant Date Fair Value	Time-Based Stock Options Grant Date Fair Value	Performance-based RSUs (at target) Grant Date Fair Value	Time-Based RSUs Grant Date Fair Value
J.M. Nauman	$3,447,084	$1,000,001	$1,447,050	$1,000,033
A.J. Pearce	1,011,225	293,342	424,500	293,383
P. Deman	140,087	32,501	—	107,586
H.R. Nelligan	344,801	100,004	144,750	100,047
R.R. Shaller	1,246,954	216,676	313,575	716,703
L.T. Bolognini	373,539	108,344	156,825	108,370
T.J. Felmer	495,899	121,289	217,125	157,485

Performance-based RSUs Earned for the Fiscal 2018 - 2020 Performance Period: The performance metrics for the PRSUs granted in fiscal 2018 are described above. Target payout of 100% could be achieved through one of the following seven combinations of average annual organic sales growth and average annual operating income growth:

Average annual organic sales growth	Average annual operating income growth
3.0%	4.0%
2.5%	5.0%
2.0%	6.0%
1.5%	7.0%
1.0%	8.0%
0.5%	9.0%
0.0%	10.0%

The table below outlines the performance metrics, performance levels and actual performance achievement for the fiscal 2018 - 2020 PRSU cycle:

Performance Metric	Threshold (40%)	Maximum (200%)	Actual Performance	% Payout Achieved
Average annual organic sales growth	0.0%	3.5%	1.9%(1)	150%
Average annual operating income growth	4.0%	12.0%	11.0%(1)	150%

(1)Average annual organic sales growth and average annual operating income growth are adjusted for unusual or nonrecurring events affecting the Company or the consolidated financial statements of the Company. Accordingly, average annual organic sales growth and average annual operating income growth were adjusted by excluding the financial impact of the COVID-19 pandemic in fiscal 2020. Actual performance of the fiscal 2018 - 2020 performance-based RSU performance reflects the Company's financial results excluding the financial impact of the COVID-19 pandemic in fiscal 2020.

Other Elements of Compensation
Health and Welfare Benefits: We provide subsidized health and welfare benefits which include medical, dental, life and disability insurance and paid time off. Executive officers are entitled to participate in our health and welfare plans on generally the same terms and conditions as other employees, subject to limitations under applicable law. In addition, the Company maintains a supplemental disability policy for its U.S. executives. The supplemental disability policy provides for an additional 15% of compensation, up to a maximum additional benefit of $5,000 per month. Brady Corporation pays the premiums for these benefits; therefore, these benefits represent taxable benefits to the executive.
Retirement Benefits: Brady employees (including NEOs) in the United States and certain expatriate employees working for its international subsidiaries are eligible to participate in the Brady Corporation Matched 401(k) Plan (the “Matched 401(k) Plan”). NEOs in the United States and employees at certain United States locations are also eligible to participate in the Brady Corporation Funded Retirement Plan (“Funded Retirement Plan”). In addition, certain Brady international employees (including NEOs) are eligible to participate in Company sponsored statutory and supplementary defined benefit pension plans that are primarily unfunded and provide an income benefit upon termination or retirement. Mr. Deman is the only NEO who participates in a defined benefit pension plan.
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

Perquisites: Brady generally provides executives with the following perquisites:
•Financial planning and tax preparation;
•Company car or car allowance;
•Physical examination;
•Long-term care insurance; and
•Personal liability insurance.

Stock Ownership Requirements
In order to encourage our executive officers and directors to acquire and retain ownership of a significant number of shares of the Company's stock, stock ownership requirements have been established.
The Board of Directors has established the following stock ownership requirements for our NEOs:

J.M. Nauman	5 times base salary
A.J. Pearce	3 times base salary
P. Deman	2 times base salary
H.R. Nelligan	2 times base salary
R.R. Shaller	3 times base salary
L.T. Bolognini	2 times base salary
T.J. Felmer	3 times base salary

Our NEOs are expected to meet their ownership requirement within five years of becoming an executive officer and may not sell shares, other than to cover tax withholding requirements associated with the vesting or exercise of an equity award, until such time as they meet the requirements. All NEOs were in compliance with their respective ownership requirements as of July 31, 2020. If an executive does not meet his or her ownership requirement within five years, the Committee may direct that the executive's after-tax payout on any incentive plans will be in Class A Nonvoting Common Stock in order to satisfy the executive’s ownership requirement.
Actual stock ownership of each NEO is reviewed on an annual basis to ensure the guidelines are met. The following equity balances are included for purposes of determining whether an executive meets his or her ownership requirements: the fair market values of Company stock owned, Company stock held in the Executive Deferred Compensation Plan, Company stock held in the Matched 401(k) Plan, time-based RSUs, and the value of vested and “in the money” stock options. The fair market value of performance-based RSUs are excluded from the determination of executive ownership levels.
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

Employment and Change of Control Agreements
In fiscal 2020, the Company did not enter into any new employment agreements with our executives. On January 7, 2020, the Company entered into an amendment to the employment agreement dated September 4, 2014 with Mr. Deman, which was effective as of January 3, 2020. Mr. Deman's employment agreement, including the amendment thereto, does not contain any provisions related to specified payments upon termination of employment. The employment agreement does contain 12-month non-competition and non-solicitation provisions, standard confidentiality, waiver and non-disparagement provisions.
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
Under the terms of the 2012 and 2017 Omnibus Incentive Stock Plans, in the event of (a) the merger or consolidation of the Company with or into another corporation or corporations in which the Company is not the surviving corporation, (b) the adoption of any plan for the dissolution of the Company, or (c) the sale or exchange of all or substantially all the assets of the Company for cash or for shares of stock or other securities of another corporation, all then-unexercised stock options become fully exercisable and all restrictions placed on restricted stock, and performance-based and time-based restricted stock units will lapse. If any stock option is canceled subsequent to the events described above, the Company or the corporation assuming the obligations of the Company, shall pay an amount of cash or stock equal to the in-the-money value of the canceled stock options. The awards granted under the 2017 Omnibus Incentive Plan provide for either accelerated or continuation of vesting of stock options and RSUs upon termination due to retirement, for which the eligibility criteria is 60 years of age and 5 years of service.

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
The amendment to the employment agreement entered into with Mr. Deman on January 7, 2020, contains a 12-month non-compete clause. Under the clause, Mr. Deman agrees not to directly or indirectly carry out any activity that would compete with that of the Company and, in particular, any activity related to manufacturing or marketing of solutions that identify and protect people, products and places for a period of 12 months following termination of his employment agreement. In the event that the non-compete clause is enforced, Mr. Deman would receive monthly compensation during the non-compete period equal to 30% of the monthly gross average base salary paid to him during the last 12 months prior to the termination of his employment agreement. The Company reserves the right to waive the non-compete clause under the agreement, at which point no non-compete compensation would be owed to Mr. Deman.

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

Management Development and Compensation Committee Interlocks and Insider Participation
During fiscal 2020, the Board's Management Development and Compensation Committee was composed of Messrs. Balkema, Bem, Harris, and Mses. Gioia and Williams. None of these persons has at any time been an employee of the Company or any of its subsidiaries. There are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board that require disclosure under applicable SEC regulations.

Management Development and Compensation Committee Report
The Committee has reviewed and discussed the Compensation Discussion and Analysis with management; based on the review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's annual report on Form 10-K.
Gary Balkema, Chairman
David Bem
Nancy Gioia
Frank Harris
Michelle Williams

Compensation Policies and Practices
The Company believes that its compensation policies, practices, and procedures for executive officers and all other employees are designed to avoid incentives that create unnecessary or excessive risks that are reasonably likely to have a material adverse effect on the Company. The Company's compensation programs are weighted towards offering long-term incentives that reward sustainable performance; do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value; and are set at reasonable and sustainable levels, as determined by a review of the Company's economic position, as well as the compensation offered by comparable companies. Under the oversight of its Audit and Management Development and Compensation Committees, the Company reviewed its executive compensation policies, practices and procedures for all employees to evaluate and ensure that they did not foster risk-taking beyond that deemed acceptable within the Company's business model.

Summary Compensation Table
The following table sets forth compensation awarded to, earned by, or paid to the NEOs, who served as executive officers during the fiscal year ended July 31, 2020, for services rendered as an executive officer to the Company and its subsidiaries during the fiscal years ended July 31, 2020, July 31, 2019 and July 31, 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Time-based and Performance-based RSUs ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
J.M. Nauman, President, CEO & Director	2020	$852,810	$2,447,083	$1,000,001	$—	$212,049	$4,511,943
	2019	794,077	2,039,917	869,998	1,290,375	246,562	5,240,929
	2018	759,616	1,666,728	833,340	1,712,933	202,808	5,175,425
A.J. Pearce, CFO & Treasurer	2020	$423,871	$717,883	$293,342	$—	$85,399	$1,520,495
	2019	387,810	687,810	293,336	327,699	96,023	1,792,678
	2018	360,923	586,707	293,338	488,329	97,767	1,827,064
P. Deman, Vice President and General Manager, Workplace Safety (1)	2020	$271,153	$107,586	$32,501	$176,366	$66,510	$654,116
H.R. Nelligan, Senior VP, Human Resources	2020	$335,185	$244,797	$100,004	$—	$71,132	$751,118
	2019	313,815	634,480	100,000	203,980	71,199	1,323,474
	2018	306,729	200,033	100,001	138,335	84,631	829,729
R.R. Shaller, Senior VP & President - Identification Solutions	2020	$407,380	$1,030,278	$216,676	$—	$88,036	$1,742,370
	2019	371,991	508,088	216,675	337,582	114,333	1,548,669
	2018	355,548	366,718	183,341	539,722	113,141	1,558,470
L.T. Bolognini, Former Senior VP, General Counsel and Secretary	2020	$266,547	$265,195	$108,344	$—	$85,770	$725,856
	2019	346,991	254,066	108,338	338,316	95,724	1,143,435
	2018	340,432	216,675	108,335	368,484	90,113	1,124,039
T.J. Felmer, Former Senior Vice President and President - Workplace Safety (2)	2020	$190,112	$374,610	$121,289	$—	$238,980	$924,991
	2019	395,617	429,886	183,335	—	125,323	1,134,161
	2018	389,319	366,718	183,341	688,315	69,355	1,697,048

(1)Mr. Deman's compensation is denominated in Euros. The amounts shown in U.S. dollars in the table above were converted from Euro at the average exchange rate for fiscal 2020: 1 EUR = 1.1073 USD.
(2)The total compensation for Mr. Felmer in fiscal 2020 includes severance amounts paid and expense recognized in accordance with accounting guidance for the modification of certain equity awards under the written retirement agreement the Company entered into with Mr. Felmer on October 15, 2020. Incremental expense of $121,289 and $57,438 associated with the modification of vesting conditions for certain outstanding equity awards has been included in this table under columns Time-based and Performance-based RSUs and Option Awards, respectively. Severance payments of $189,583 have been included in the amounts shown in column All Other Compensation in this table.
(3)Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based RSUs and performance-based RSUs. The grant date fair value is calculated based on the number of shares of Class A Common Stock underlying the time-based RSUs and fiscal year 2018 performance-based RSUs (at target), times the average of the high and low stock price of Class A Common Stock on the date of grant. The grant date fair value for fiscal year 2019 and 2020 performance-based RSUs is calculated based on the number of shares of Class A Common Stock underlying the performance-based RSUs (at target), times a fair value per unit derived from a third-party valuation using a Monte Carlo simulation due to the presence of a market condition in the award. The actual value of a RSU will depend on the market value of the Class A Common Stock on the date the stock is sold. The table reflects the grant date fair value at target level of performance-based RSUs (100%).
(4)Represents the grant date fair value computed in accordance with accounting guidance for equity grants made or modified in the applicable year for time-based stock options. The assumptions used to determine the value of the awards, including the use of the Black-Scholes method of valuation by the Company, are discussed in Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K, for the fiscal year ended July 31, 2020. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Class A Common Stock over the exercise price on the date the option is exercised.
(5)Represents annual cash incentive earned during the listed fiscal years, which was paid during the next fiscal year.
(6)The amounts in this column for Messrs. Nauman, Pearce, Shaller, Bolognini, Felmer, and Ms. Nelligan include: matching contributions to the Company’s Matched 401(k) Plan, Funded Retirement Plan and Restoration Plan, the cost of group term life insurance, car allowance, the cost of long-term care insurance, the cost of disability insurance and other perquisites. The amounts in this column for Mr. Deman include: contributions to the Company's French pension plan, the cost of group term life insurance, the cost of long-term care insurance, use of a company-leased vehicle and associated expenses. The perquisites may include relocation assistance, annual allowances for financial and tax planning, and the cost of personal liability insurance. Refer to the table below.

Name	Fiscal Year	Retirement Plan Contributions ($)	Company Car ($)	Group Term Life Insurance ($)	Long-term Care Insurance ($)	Long-term Disability Insurance ($)	Relocation ($)	Other ($)	Total All Other Compensation ($)
J.M. Nauman	2020	$167,984	$18,692	$1,958	$4,860	$4,946	$—	$13,609	$212,049
	2019	202,230	18,000	1,799	4,860	4,946	—	14,727	246,562
	2018	159,522	18,000	1,728	4,860	5,212	—	13,486	202,808
A.J. Pearce	2020	$57,909	$18,692	$1,110	$2,893	$3,848	$—	$947	$85,399
	2019	69,833	18,000	941	2,893	3,673	—	683	96,023
	2018	61,988	18,000	810	2,893	3,618	—	10,458	97,767
P. Deman	2020	$33,197	$9,375	$22,285	$378	$—	$—	$1,275	$66,510
H.R. Nelligan	2020	$41,127	$18,692	$1,003	$2,491	$3,779	$—	$4,040	$71,132
	2019	34,766	18,000	863	2,491	3,697	—	11,382	71,199
	2018	45,464	18,000	666	2,491	3,595	—	14,415	84,631
R.R. Shaller	2020	$57,811	$18,692	$1,110	$3,427	$5,321	$—	$1,675	$88,036
	2019	72,465	18,000	940	3,427	5,321	—	14,180	114,333
	2018	62,092	18,000	813	3,427	5,363	7,257	16,189	113,141
L.T. Bolognini	2020	$54,864	$13,154	$817	$2,959	$4,061	$—	$9,915	$85,770
	2019	54,983	18,000	897	3,946	5,325	—	12,573	95,724
	2018	49,748	18,000	747	3,946	5,343	—	12,329	90,113
T.J. Felmer	2020	$24,776	$8,308	$308	$1,557	$1,526	$—	$202,505	$238,980
	2019	86,510	18,000	768	3,737	3,690	—	12,618	125,323
	2018	31,044	18,000	847	3,737	3,387	—	12,340	69,355

Grants of Plan-Based Awards for 2020
The following table summarizes grants of plan-based awards made during fiscal 2020 to the NEOs.

	Grant Date	Compensation Committee Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Stock or Option Awards ($) (4)	Grant Date Fair Value of Stock and Option Awards ($)
Name			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
J.M. Nauman			$—	$852,810	$2,462,490
	8/1/2019	7/15/2019				4,824	19,294	38,588					$75.00	$1,447,050
	9/20/2019	7/15/2019							18,502				54.05	1,000,033
	9/20/2019	7/15/2019									92,936		54.05	1,000,001
A.J. Pearce			—	275,516	795,553
	8/1/2019	7/15/2019				1,415	5,660	11,320					75.00	424,500
	9/20/2019	7/15/2019							5,428				54.05	293,383
	9/20/2019	7/15/2019									27,262		54.05	293,342
P. Deman			—	135,577	391,477
	9/20/2019	7/15/2019							602				54.05	32,538
	9/20/2019	7/15/2019									3,122		54.05	32,501
	1/3/2020	11/20/2019							1,307	(5)			57.42	75,048
H.R. Nelligan			—	167,592	483,923
	8/1/2019	7/15/2019				483	1,930	3,860					75.00	144,750
	9/20/2019	7/15/2019							1,851				54.05	100,047
	9/20/2019	7/15/2019									9,294		54.05	100,004
R.R. Shaller			—	244,428	705,785
	8/1/2019	7/15/2019				1,045	4,181	8,362					75.00	313,575
	9/20/2019	7/15/2019							9,251	(5)			54.05	500,017
	9/20/2019	7/15/2019							4,009				54.05	216,686
	9/20/2019	7/15/2019									20,137		54.05	216,676
L.T. Bolognini			—	159,928	461,793
	8/1/2019	7/15/2019				483	1,930	3,860					75.00	156,825
	9/20/2019	7/15/2019							2,005				54.05	108,370
	9/20/2019	7/15/2019									10,069		54.05	108,344
T.J. Felmer			—	152,090	439,160
	8/1/2019	7/15/2019				724	2,895	5,790					75.00	217,125
	9/20/2019	7/15/2019							1,851				54.05	100,047
	10/15/2019	9/11/2019							1,658	(6)			36.85	28,862
	10/15/2019	9/11/2019							2,779	(6)			43.98	28,576
	10/15/2019	9/11/2019									7,098	(6)	36.85	64,568
	10/15/2019	9/11/2019									12,416	(6)	43.98	56,721
(1)At its May 2019 meeting, the Management Development and Compensation Committee approved the values of the annual cash incentive award under the Company's annual cash incentive plan. The structure of the plan is described in the Compensation Discussion and Analysis above and was set prior to the beginning of the fiscal year.
(2)This award represents performance-based restricted stock units awarded on August 1, 2019, as part of the annual fiscal 2020 equity grant. Payout opportunities will range from 0% to 200% of the target award. Target payout is set at 100% of award value, with threshold and maximum payouts set at 25% and 200% of target award value, respectively.
(3)The time-based RSU awards vest equally over three years.
(4)The exercise price or base price for awards granted on August 1, 2019, is based on a third-party valuation involving the use of a Monte Carlo simulation. The remaining awards' exercise price or base price is the average of the high and low prices of the Company’s Class A Common Stock as reported by the New York Stock Exchange on the date of the grant.
(5)Time-based RSUs granted to Messrs. Deman and Shaller during fiscal 2020 for retention purposes vest in installments of 10%, 20%, 30%, and 40% on the first, second, third, and fourth anniversaries of the grant date.
(6)The written retirement agreement the Company entered into with Mr. Felmer on October 15, 2020 provided for the modification of vesting conditions for certain of Mr. Felmer's outstanding equity awards. Under the agreement, unvested stock options and restricted stock units granted on September 22, 2017 and September 25, 2018 would vest 100% and 50%, respectively, effective on the retirement date.

Outstanding Equity Awards at July 31, 2020

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#)		Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units Or Other Rights That Have Not Vested ($)
J.M. Nauman	100,000	—		$19.96	9/25/2025
	100,017	—		35.14	9/23/2026
	64,528	32,264	(1)	36.85	9/22/2027
	29,461	58,922	(2)	43.98	9/25/2028
	—	92,936	(3)	54.05	9/20/2029
						7,538	(4)	$346,522
						13,188	(5)	606,252
						18,502	(6)	850,537
									25,162	(7)	$1,156,697
									23,077	(8)	1,060,850
									19,294	(9)	886,945

A.J. Pearce	51,375	—		$19.96	9/25/2025
	37,721	—		35.14	9/23/2026
	22,714	11,357	(1)	36.85	9/22/2027
	9,934	19,866	(2)	43.98	9/25/2028
	—	27,262	(3)	54.05	9/20/2029
						2,653	(4)	$121,958
						4,446	(5)	204,383
						5,428	(6)	249,525
									8,857	(7)	$407,156
									7,781	(8)	357,693
									5,660	(9)	260,190

P. Deman	1,473	—		$35.14	9/23/2026
	1,508	1,508	(1)	36.85	9/22/2027
	1,150	2,299	(2)	43.98	9/25/2028
	—	3,122	(3)	54.05	9/20/2029
						294	(4)	$13,515
						492	(5)	22,617
						602	(6)	27,674
						1,307	(10)	60,083

H.R. Nelligan	12,860	—		$35.14	9/23/2026
	7,744	3,871	(1)	36.85	9/22/2027
	3,387	6,772	(2)	43.98	9/25/2028
	—	9,294	(3)	54.05	9/20/2029
						904	(4)	$41,557
						7,170	(11)	329,605
						1,516	(5)	69,691
						1,851	(6)	85,090

									3,020	(7)	$138,829
									2,653	(8)	121,958
									1,930	(9)	88,722

R.R. Shaller	23,576	—		$35.14	9/23/2026
	14,197	7,098	(1)	36.85	9/22/2027
	7,338	14,674	(2)	43.98	9/25/2028
	—	20,137	(3)	54.05	9/20/2029
						1,658	(4)	$76,218
						3,284	(5)	150,965
						4,009	(6)	184,294
						9,251	(12)	425,268
									5,536	(7)	$254,490
									5,748	(8)	264,236
									4,181	(9)	192,201

L.T. Bolognini	12,583	—	(1)	$36.85	9/22/2027
	3,669	7,337	(2)	43.98	9/25/2028
	—	10,069	(3)	54.05	9/20/2029
						1,642	(5)	$75,483
						2,005	(6)	92,170
									3,271	(7)	$150,368
									1,916	(8)	88,079
T.J. Felmer (13)
(1)The remaining options vest on September 22, 2020.
(2)One-half of the options vest on September 25, 2020 and the remaining options vest on September 25, 2021.
(3)One-third of the options vest on September 20, 2020, one-third of the options vest on September 20, 2021, and one-third of the options vest on September 20, 2022.
(4)This award represents time-based restricted stock units awarded on September 22, 2017, as part of the annual fiscal 2018 equity grant. The remaining units vest on September 22, 2020.
(5)This award represents time-based restricted stock units awarded on September 25, 2018, as part of the annual fiscal 2019 equity grant. One-half of the units vest on September 25, 2020, and the remaining units vest on September 25, 2021.
(6)This award represents time-based restricted stock units awarded on September 20, 2019, as part of the annual fiscal 2020 equity grant. One-third of the units vest on September 20, 2020, one-third of the units vest on September 20, 2021, and one-third of the units vest on September 20, 2022.
(7)This award represents performance-based RSUs awarded on August 1, 2017, as part of the annual fiscal 2018 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's achievement of organic revenue and operating income growth goals over the three-year performance period. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(8)This award represents performance-based RSUs awarded on August 1, 2018, as part of the annual fiscal 2019 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).
(9)This award represents performance-based RSUs awarded on August 1, 2019, as part of the annual fiscal 2020 equity grant. These performance-based RSUs have a three-year performance period with the number of shares issued at vesting determined by the Company's TSR relative to the S&P 600 SmallCap Industrials Index. Payout opportunities will range from 0% to 200% of the target award. The amounts listed above are based on the target value of each award (100%).

(10)Effective January 3, 2020, Mr. Deman was awarded 1,307 shares of time-based restricted stock units for retention purposes. The restricted stock units vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third and fourth anniversaries of the grant date.
(11)Effective September 20, 2018, Ms. Nelligan was awarded 8,963 shares of time-based restricted stock units for retention purposes. The restricted stock units vest in increments of 20%, 30%, and 50% upon the first, second and third anniversaries of the grant date.
(12)Effective September 20, 2019, Mr. Shaller was awarded 9,251 shares of time-based restricted stock units for retention purposes. The restricted stock units vest in increments of 10%, 20%, 30%, and 40% upon the first, second, third and fourth anniversaries of the grant date.
(13)Mr. Felmer had no outstanding option awards or stock awards outstanding as of July 31, 2020.

Option Exercises and Stock Vested for Fiscal 2020
The following table summarizes option exercises and the vesting of restricted stock during fiscal 2020 to the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
J.M. Nauman	80,839	$2,744,493	81,555	$4,032,170
A.J. Pearce	48,348	1,445,813	22,315	1,093,444
P. Deman	4,456	66,087	849	45,581
H.R. Nelligan	—	—	9,401	469,703
R.R. Shaller	—	—	18,398	894,838
L.T. Bolognini	4,463	68,763	9,222	449,491
T.J. Felmer	240,322	6,214,208	22,179	1,159,082

Pension Benefits at July 31, 2020
Mr. Deman is a participant in the Brady Corporation Belgium Pension Plan, which is a closed insured defined benefit pension plan that provides benefits for certain employees residing in Belgium hired prior to October 31, 2005. The benefits earned under the plan are payable at normal retirement age in the form of a single lump sum.
At retirement, the lump sum is equal to the sum of 4.875% of the most recent five-year average annual base salary up to the Social Security ceiling plus 22.75% of the most recent five-year average annual base salary in excess of the Social Security ceiling, multiplied by the years of pensionable service. Years of pensionable service include all years and complete months of service from the date of hire through October 31, 2005, up to a maximum of 40 years. Normal retirement age for participants is age 65. Participants who are age 60-64 may elect to retire early and receive a 5% reduction in benefits per year of early retirement.
The following table summarizes the actuarial present value of the pension benefit accumulated by Mr. Deman under the Brady Corporation Belgium Pension Plan as of July 31, 2020.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
P. Deman	Brady Corporation Belgium Pension Plan	6.25	$52,429	$—

(1) The accumulated benefit in this table for Mr. Deman will be paid to him in Euros. The amount shown in U.S. dollars was converted from Euro at the exchange rate as of July 31, 2020: 1 EUR= 1.1846 USD.
(2) The present value of accumulated pension benefit was calculated using the following assumptions: A calculation date of July 31, 2020, a 1.5% discount rate, retirement occurring at normal retirement age of 65, and Belgium MR-5/FR-5 Mortality Tables. The valuation method used to determine the present value of the accumulated benefit is the same as the method used for financial reporting purposes as of July 31, 2020. The value of the pension benefit Mr. Deman will ultimately receive will differ to the extent facts and circumstances vary from what this calculation assumes.

The aggregate change in the present value of Mr. Deman's accumulated pension benefit under the Brady Corporation Belgium Defined Benefit Pension Plan during fiscal 2020 was negligible and therefore was not included in the Summary Compensation Table.

Non-Qualified Deferred Compensation for Fiscal 2020
The following table summarizes the activity within the Executive Deferred Compensation Plan and the Brady Restoration Plan during fiscal 2020 for the NEOs.

Name	Executive Contribution in Fiscal 2020 ($)	Company Contributions in Fiscal 2020 ($)	Aggregate Earnings in Fiscal 2020 ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at July 31, 2020 ($)
J.M. Nauman	$847,275	$145,384	$128,539	$—	$2,718,252
A.J. Pearce	234,408	35,589	(33,169)	—	1,383,953
P. Deman	—	—	—	—	—
H.R. Nelligan	282,680	19,291	7,207	—	428,490
R.R. Shaller	17,493	34,986	(1,139)	—	224,279
L.T. Bolognini	59,453	32,720	27,337	—	337,812
T.J. Felmer	4,745	9,490	716,082	—	5,757,249

The executive contribution amounts included in this table are derived from the Salary and Non-Equity Incentive Plan Compensation columns of the Summary Compensation Table. The registrant contribution amounts included in this table are reported in the All Other Compensation columns of the Summary Compensation Table, and amounts reported in the aggregate balance at July 31, 2020, previously were reported as compensation to the NEO in the Summary Compensation Table for previous years. See discussion of the Company's non-qualified deferred compensation plan in the Compensation Discussion and Analysis.
Potential Payments Upon Termination or Change in Control
As described in the Employment and Change of Control Agreements section of the Compensation Discussion and Analysis above, the Company has entered into separate severance agreements, employment agreements, and change of control agreements with certain NEOs.
The terms of severance arrangements with Messrs. Nauman and Shaller are triggered if (i) the executive’s employment with the Company is involuntarily terminated by the Company without cause or (ii) the executive’s employment with the Company is voluntarily terminated by the executive subsequent to (a) a material reduction in the total of the executive’s annual base salary and target annual cash incentive without the prior written agreement of the executive, (b) a significant diminution in the authority, duties or responsibilities of the executive without the executive’s prior written agreement, or (c) the relocation of the executive’s position to a principal work location more than 50 miles from Milwaukee, Wisconsin or from the executive’s principal place of residence, without the executive’s prior written agreement. The other NEOs are not covered by severance arrangements.
The terms of the non-compete clause under the employment agreement with Mr. Deman are triggered if his employment agreement is terminated and the Company chooses to enforce the terms of the 12-month non-compete clause. The Company reserves the right to waive the non-compete clause under the agreement, at which point no non-compete compensation would be owed to Mr. Deman. Should Mr. Deman's employment contract be terminated, he would receive a statutory severance payment equal to 6 months of the average monthly compensation, inclusive of base salary and bonus, paid to him during the last 12 months of his employment.
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
Following termination due to a change in control, executives shall be paid a multiplier of their annual base salary in effect immediately prior to the date the change of control occurs, plus a multiplier of their average annual cash incentive payment received over a three-year period prior to the date the change of control occurs. For Mr. Nauman, a multiplier of the target annual cash incentive amount in effect immediately prior to the date the change of control applies instead of the average annual cash incentive payment received over the prior three-year period. If the payments upon termination due to change of control result in any excise tax incurred by Messrs. Nauman, Pearce, Shaller, and Ms. Nelligan as a result of Section 280(g) of the Internal Revenue Code, the officer will be solely responsible for such excise tax. The Company will also reimburse a maximum of $25,000 of legal fees incurred by the executives in order to enforce the change of control agreement, in which the executive prevails.
The following information and tables set forth the amount of payments to each NEO in the event of termination of employment as a result of a change of control. See the section entitled "Retirement of Thomas J. Felmer" above in the Compensation Discussion and Analysis section for a description of the severance benefits paid to Mr. Felmer upon his retirement. No other employment agreements providing specified payments upon termination have been entered into between the Company and any of the NEOs in fiscal year 2020.
Assumptions and General Principles
The following assumptions and general principles apply with respect to the tables that follow in this section.
•The amounts detailed in the tables assume that each NEO terminated employment on July 31, 2020. Accordingly, the tables reflect amounts earned as of July 31, 2020, and include estimates of amounts that would be paid to the NEO upon the termination or occurrence of a change in control. The actual amounts that would be paid to an NEO can only be determined at the time of termination.
•The tables below include amounts the Company is obligated to pay the NEO as a result of the severance agreement and executed change in control agreement. The tables do not include benefits that are paid generally to all salaried employees or a broad group of salaried employees. Therefore, the NEOs would receive benefits in addition to those set forth in the tables.
•An NEO is entitled to receive base salary earned during their term of employment regardless of the manner in which the named executive officer’s employment is terminated. As such, this amount is not disclosed in the tables.
J. Michael Nauman
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$1,660,360	$1,660,360	$5,486,152	$411,502	$25,000	$9,243,374
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2020.
(3)Represents the closing market price of $45.97 on 119,342 unvested time-based and performance-based RSUs that would vest due to the change in control.
(4)Represents the difference between the closing market price of $45.97 and the exercise price on 91,186 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
The following table details the amount payable assuming that the severance terms of Mr. Nauman's offer letter were triggered on July 31, 2020, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$1,660,360	$1,660,360	$3,320,720
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the target annual cash incentive amount in effect at July 31, 2020.

Aaron J. Pearce
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$830,146	$822,560	$1,804,506	$143,109	$25,000	$3,625,321
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2020, 2019 and 2018.
(3)Represents the closing market price of $45.97 on 39,254 unvested time-based and performance-based RSUs that would vest due to the change in control.
(4)Represents the difference between the closing market price of $45.97 and the exercise price on 31,223 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
Pascal Deman
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)(6)
$565,941	$156,645	$123,889	$18,328	$25,000	$889,803
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2020, 2019 and 2018.
(3)Represents the closing market price of $45.97 on 2,401 unvested time-based and performance-based RSUs that would vest due to the change in control.
(4)Represents the difference between the closing market price of $45.97 and the exercise price on 3,807 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
(6)The amounts shown in this table for Mr. Deman would be payable to him in Euros. The amounts shown in U.S. dollars were converted from Euro at the exchange rate as of July 31, 2020: 1 EUR= 1.1846 USD.

The amount payable assuming that the terms of the non-compete clause of Mr. Deman's employment agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement, would be $104,581. This amount would be payable to him in Euros and has been translated at the exchange rate as of July 31, 2020 noted above.
Helena R. Nelligan
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$652,580	$403,909	$944,867	$48,780	$25,000	$2,075,136
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2020, 2019 and 2018.
(3)Represents the closing market price of $45.97 on 20,554 unvested time-based and performance-based RSUs that would vest due to the change in control.
(4)Represents the difference between the closing market price of $45.97 and the exercise price on 10,643 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.

Russell R. Shaller
The following table details the amount payable assuming that the terms of the change of control agreement were triggered on July 31, 2020, and the NEO was required to legally enforce the terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Restricted Stock Unit Acceleration Gain ($) (3)	Stock Option Acceleration Gain ($) (4)	Legal Fee Reimbursement ($) (5)	Total ($)
$800,302	$868,295	$1,674,917	$93,935	$25,000	$3,462,449
(1)Represents two times the base salary in effect at July 31, 2020.
(2)Represents two times the average annual cash incentive payment received in the last three fiscal years ended July 31, 2020, 2019 and 2018.
(3)Represents the closing market price of $45.97 on 36,435 unvested time-based and performance-based RSUs that would vest due to the change in control.
(4)Represents the difference between the closing market price of $45.97 and the exercise price on 21,772 unvested, in-the-money stock options that would vest due to change in control.
(5)Represents the maximum reimbursement of legal fees allowed.
The following table details the amount payable assuming that the severance terms of Mr. Shaller's offer letter were triggered on July 31, 2020, and the NEO was required to legally enforce the severance terms of the agreement.

Base Salary ($) (1)	Annual Cash Incentive ($) (2)	Total ($)
$400,151	$244,428	$644,579
(1)Represents one times the base salary in effect at July 31, 2020.
(2)Represents one times the target annual cash incentive amount in effect at July 31, 2020.
Potential Payments Upon Termination Due to Death or Disability
In the event of termination due to death or disability, all unexercised, unexpired stock options would immediately vest and all restricted stock unit awards would immediately become unrestricted and fully vested. The following table shows the amount payable to the NEOs should this event occur on July 31, 2020.

Name	Unvested Restricted Stock Units as of July 31, 2020	Restricted Stock Unit Acceleration Gain $ (1)	Unvested, In-the-Money Stock Options as of July 31, 2020	Stock Option Acceleration Gain $ (2)
J. Michael Nauman	119,342	$5,486,152	91,186	$411,502
A.J. Pearce	39,254	1,804,506	31,223	143,109
P. Deman	2,401	123,889	3,807	18,328
H.R. Nelligan	20,554	944,867	10,643	48,780
R.R. Shaller	36,435	1,674,917	21,772	93,935
(1)Represents the closing market price of $45.97 on unvested awards that would vest due to death or disability.
(2)Represents the difference between the closing market price of $45.97 and the exercise price on unvested, in-the-money stock options that would vest due to death or disability.
CEO Pay Ratio Disclosure
Summarized below is the ratio of the total compensation of Michael Nauman, our CEO, to the total compensation of our median employee.
Pay Ratio Methodology
The median employee was first determined for fiscal 2018 for purposes of determining our CEO pay ratio by identifying the employee whose compensation was at the median of our employee population (other than the CEO). The applicable SEC rules require us to identify a “median employee” at least once every three years, as long as there have been no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our CEO pay ratio disclosure. As of July 31, 2020, the median employee used during the original fiscal 2018 analysis was no longer employed by the Company.

In the case where the median employee is no longer employed and there has not been a significant change in compensation or employee demographics another employee may be used as the median employee as long as the newly selected employee has compensation which is substantially similar to the original median employee, based on the compensation measure used to select the original median employee. Therefore, a median employee substantially similar to the median employee used in the original fiscal 2018 analysis was used for the fiscal 2020 calculation.
We elected to use an employee substantially similar to the median employee from the original analysis performed during fiscal 2018, updated with the compensation earned by the employee in fiscal 2020, for our 2020 CEO Pay Ratio, as there have not been any material changes in our employee population or employee compensation arrangements that we believe would significantly impact the Company’s CEO pay ratio disclosure.
The Company used the following methodology and material assumptions to identify the median employee of its workforce:
•A measurement date of May 31, 2018 was used, which is within three months of the Company's fiscal year end, to identify the median employee. On this date, the Company's employee population consisted of 6,212 individuals; 1,778 in the United States and 4,434 outside of the United States.
•The Company considered annual total cash compensation earned by our employees, as compiled from our payroll records. This reflects the principal forms of compensation delivered to all of our employees and this information is readily available in each country.
•Our median employee's total compensation was calculated in the same manner as we calculated total compensation for each of the NEOs in the Summary Compensation Table and also includes contributions to health and welfare benefits.
•We annualized the compensation of employees to cover the full fiscal year ending July 31, 2018.
•We applied the “de minimis” exemption to exclude 308 employees from the following countries: Brazil (126), Malaysia (167), Philippines (4), and Turkey (11).
Pay Ratio
For fiscal 2020, the median of the annual total compensation of all employees, except the CEO, was $39,654. The annual total compensation of the CEO, as reported in the Summary Compensation Table, was $4,511,943. Accordingly, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 114:1.

Compensation of Directors
To ensure competitive compensation for the Directors, compensation is reviewed annually and surveys prepared by various consulting firms and the National Association of Corporate Directors are reviewed by the Corporate Governance Committee and the Management Development and Compensation Committee, and they confer with the Board’s independent compensation consultant, Meridian Compensation Partners, in making recommendations to the Board of Directors regarding Director compensation. Directors who are employees of the Company receive no additional compensation for service on the Board or on any committee of the Board. Compensation of Directors was reviewed during fiscal 2020, and no changes to Director compensation were made to retainers or meeting fees from fiscal 2019 levels.
In fiscal 2020, the annual cash retainer paid to non-management Directors was $60,000. Each member of the Audit Committee received an annual retainer of $15,000, and an additional annual retainer of $15,000 was paid to the Chair; each member of the Management Development and Compensation Committee received an annual retainer of $12,000, and an additional annual retainer of $12,000 was paid to the Chair; and each member of the Corporate Governance, Finance and Technology Committees received an annual retainer of $10,000, and an additional annual retainer of $10,000 was paid to each committee Chair. Non-management Directors do not receive meeting fees. Non-management Directors are eligible to receive compensation of up to $1,000 per day for special assignments required by management or the Board of Directors, so long as the compensation does not impair independence and is approved as required by the Board. No such special assignment fees were paid in fiscal year 2020.
In fiscal 2020, the Chair of the Board was paid an annual fee of $60,000. Mr. Goodkind served as Chair of the Board in fiscal 2020.
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
On September 4, 2019, the Board approved an annual stock-based compensation award of $109,000 in unrestricted shares of Class A Common Stock (having a grant date fair value of $54.05 per share), for each non-management Director, effective September 20, 2019.
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
Director Compensation Table — Fiscal 2020

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (2)	Total ($)
Patrick W. Allender	$105,000	$—	$109,019	$214,019
Gary S. Balkema	99,000	—	109,019	208,019
David S. Bem	80,400	—	109,019	189,419
Elizabeth P. Bruno	97,333	—	109,019	206,352
Nancy L. Gioia	92,000	—	109,019	201,019
Conrad G. Goodkind	156,333	—	109,019	265,352
Frank W. Harris	82,000	—	109,019	191,019
Bradley C. Richardson	110,267	—	109,019	219,286
Michelle E. Williams	80,400	—	109,019	189,419

(1)No stock options were awarded to non-management Directors in fiscal 2020. Outstanding option awards at July 31, 2020, for each individual who served as Director in fiscal 2020 include the following: Mr. Allender, 25,400; Mr. Balkema, 17,000; Ms. Bruno, 17,000; Ms. Gioia, 8,500; Mr. Goodkind, 25,400; and Mr. Harris, 17,000. The actual value, if any, which an option holder will realize upon the exercise of an option will depend on the excess of the market value of the Company's common stock over the exercise price on the date the option is exercised.
(2)Represents the fair value of shares of Brady Corporation Class A Non-Voting Common Stock granted in fiscal 2020 as compensation for their services. The shares of unrestricted stock granted to the non-management directors were valued at the average of the high and low market price of $54.05 on September 20, 2019, for those non-management directors on the board as of that grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a) Security Ownership of Certain Beneficial Owners
The following table sets forth the current beneficial ownership of shareholders who are known by the Company to own more than five percent (5%) of any class of the Company’s voting shares on July 31, 2020. As of that date, nearly all of the voting stock of the Company was held by two trusts controlled by direct descendants of the Company’s founder, William H. Brady, as follows:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Ownership(2)
Class B Common Stock	EBL GST Non-Exempt Stock B Trust(1) c/o Elizabeth P. Bruno 2002 S. Hawick Ct. Chapel Hill, NC 27516	1,769,304	50%
	William H. Brady III Living Trust dated November 1, 2013 (3)	1,769,304	50%
	c/o William H. Brady III 249 Rosemont Ave. Pasadena, CA 91103
(1)The trustee is Elizabeth P. Bruno, who has sole voting and dispositive power and who is the remainder beneficiary. Elizabeth Bruno is the great-granddaughter of William H. Brady and currently serves on the Company’s Board of Directors.
(2)An additional 20 shares are owned by a third trust with different trustees.
(3)William H. Brady III is grantor of this revocable trust and shares voting and dispositive powers with respect to these shares with his co-trustee. William H. Brady III is the grandson of William H. Brady.
(b) Security Ownership of Management
The following table sets forth the current beneficial ownership of each class of equity securities of the Company by each Director and NEO individually and by all Directors and Officers of the Company as a group as of July 31, 2020. Unless otherwise noted, the address for each of the listed persons is c/o Brady Corporation, 6555 West Good Hope Road, Milwaukee, Wisconsin 53223. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name of Beneficial Owner & Nature of Beneficial Ownership	Amount of Beneficial Ownership(5)(6)(7)	Percent of Ownership
Class A Common Stock	Elizabeth P. Bruno (1)	1,152,329	2.4%
	J. Michael Nauman	547,912	1.1%
	Aaron J. Pearce	237,568	0.5%
	Conrad G. Goodkind	168,933	0.3%
	Patrick W. Allender (2)	129,834	0.3%
	Russell R. Shaller	110,090	0.2%
	Gary S. Balkema	66,723	0.1%
	Helena R. Nelligan	55,106	0.1%
	Bradley C. Richardson	54,172	0.1%
	Frank W. Harris	50,260	0.1%
	Louis T. Bolognini (3)	29,675	0.1%
	Nancy L. Gioia	26,614	0.1%
	Thomas J. Felmer (4)	13,172	*
	Pascal Deman	9,420	*
	Michelle E. Williams	6,943	*
	David S. Bem	4,358	*
	All Officers and Directors as a Group (17 persons)	2,665,929	5.5%

Class B Common Stock	Elizabeth P. Bruno (1)	1,769,304	50.0%

*	Indicates less than one-tenth of one percent.

(1)Ms. Bruno’s holdings of Class A Common Stock include 806,296 shares owned by a trust for which she is a trustee and has sole dispositive and voting authority and 34,530 shares owned by trusts in which she is a co-trustee. Ms. Bruno’s holdings of Class B Common Stock include 1,769,304 shares owned by a trust over which she has sole dispositive and voting authority.
(2)Mr. Allender's holdings of Class A Common Stock include 20,000 shares owned by the Patrick and Deborah Allender Irrevocable Trust.
(3)The amount shown in this table for Mr. Bolognini includes options to acquire 23,278 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2020, and unvested restricted stock units to acquire 6,397 shares of Class A Common stock, which will vest within 60 days of July 31, 2020.
(4)The amount shown in this table for Mr. Felmer includes 13,172 shares of Class A Common Stock owned in deferred compensation plans.
(5)The amount shown for all officers and directors individually and as a group (17 persons) includes options to acquire a total of 818,531 shares of Class A Common Stock, which are currently exercisable or will be exercisable within 60 days of July 31, 2020, including the following: Ms. Bruno, 25,400 shares; Mr. Nauman, 386,710 shares; Mr. Pearce, 152,122 shares; Mr. Goodkind, 25,400 shares; Mr. Allender, 33,800 shares; Mr. Shaller, 66,259 shares; Mr. Balkema, 35,400 shares; Ms. Nelligan, 33,346 shares; Mr. Richardson, 0 shares; Mr. Harris, 25,400 shares; Ms. Gioia, 8,500 shares; Mr. Deman, 7,830 shares; Dr. Williams, 0 shares; and Dr. Bem, 0 shares. It does not include other options for Class A Common Stock which have been granted at later dates and are not exercisable within 60 days of July 31, 2020.
(6)The amount shown for all officers and directors individually and as a group (17 persons) includes unvested restricted stock units to acquire 106,886 shares of Class A Common stock, which will vest within 60 days of July 31, 2020, including the following: Mr. Nauman, 58,403 units; Mr. Pearce, 19,972 units; Mr. Shaller, 13,867 units; Ms. Nelligan, 9,489 units; and Mr. Deman, 741 units. No unvested restricted stock units were held by directors which will vest within 60 days of July 31, 2020. It does not include unvested restricted stock awards or restricted stock units to acquire Class A Common Stock which have been granted at later dates and will not vest within 60 days of July 31, 2020.
(7)The amount shown for all officers and directors individually and as a group (17 persons) includes Class A Common Stock owned in deferred compensation plans totaling 244,260 shares of Class A Common Stock, including the following: Ms. Bruno, 2,684 shares; Mr. Nauman, 0 shares; Mr. Pearce, 3,763 shares; Mr. Goodkind, 80,598 shares; Mr. Allender, 68,644 shares; Mr. Shaller, 0 shares; Mr. Balkema, 20,009 shares; Ms. Nelligan, 0 shares; Mr. Richardson, 54,172 shares; Mr. Harris, 0 shares; Ms. Gioia, 7,318 shares; Mr. Deman, 0 shares; Dr. Williams, 6,943 shares; and Dr. Bem, 0 shares.
(c) Changes in Control
No arrangements are known to the Company, which may, at a subsequent date, result in a change in control of the Company.
(d) Equity Compensation Plan Information

	As of July 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,554,402	$39.82	3,348,834
Equity compensation plans not approved by security holders	None	None	None
Total	1,554,402	$39.82	3,348,834

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
In undertaking its review of potential related party transactions, the Board considered the commercial relationships of the Company, if any, with those entities that have employed the Company’s Directors. The commercial relationships, which involved the purchase and sale of products on customary terms, did not exceed the maximum amounts proscribed by the director independence rules of the NYSE. Furthermore, the compensation paid to the Company’s Directors by their employers, was not linked in any way to the commercial relationships their employers had with the Company in fiscal 2020. After consideration of these factors, the Board concluded that none of the Directors whose employers had a commercial relationship with the Company had a material interest in the transactions and the commercial relationships were not material to the Company. Based on these factors, the Company has determined that it does not have material related party transactions that affect the results of operations, cash flow or financial condition. The Company has also determined that no transactions occurred in fiscal 2020, or are currently proposed, that would require disclosure under Item 404 (a) of Regulation S-K.
See Item 10 above for a discussion of Director independence.
Item 14. Principal Accountant Fees and Services
The following table presents the aggregate fees incurred for professional services by Deloitte & Touche LLP and Deloitte Tax LLP during the years ended July 31, 2020 and 2019. Other than as set forth below, no professional services were rendered or fees billed by Deloitte & Touche LLP or Deloitte Tax LLP during the years ended July 31, 2020 and 2019.

	2020	2019
	(Dollars in thousands)
Audit, audit-related and tax compliance
Audit fees(1)	$1,313	$1,227
Tax fees — compliance	472	466
Subtotal audit, audit-related and tax compliance fees	1,785	1,693
Non-audit related
Tax fees — planning and advice	373	286
Subtotal non-audit related fees	373	286
Total fees	$2,158	$1,979

(1)Audit fees consist of professional services rendered for the audit of the Company’s annual financial statements, attestation of management’s assessment of internal control, reviews of the quarterly financial statements and statutory reporting compliance.

	2020	2019
Ratio of Tax Planning and Advice Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0.2 to 1	0.2 to 1

Pre-Approval Policy — The services performed by the Independent Registered Public Accounting Firm (“Independent Auditors”) in fiscal 2020 were pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by the Independent Auditors in order to assure that the provision of such services does not impair the auditor’s independence. All services performed for the Company by the Independent Auditor must be approved in advance by the Audit Committee. Any proposed services exceeding pre-approved cost levels will require specific pre-approval by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 (a) — The following documents are filed as part of this report:
1) & 2) Consolidated Financial Statement Schedule -
Schedule II Valuation and Qualifying Accounts
All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.
3) Exhibits — See Exhibit Index at page 94 of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 28, 2012, by and among Brady Corporation, BC I Merger Sub Corporation, Precision Dynamics Corporation, and Precision Dynamics Holding LLC (29)
2.2	Share and Asset Purchase Agreement, dated as of February 24, 2014, by and among Brady Corporation and LTI Flexible Products, Inc. (d/b/a Boyd Corporation) (6)
3.1	Restated Articles of Incorporation of Brady Corporation (1)
3.2	By-Laws of Brady Corporation, as amended September 14, 2020 (23)
4.1	Description of Brady Corporation securities (3)
*10.1	Change of Control Agreement, dated as of January 7, 2020, with Pascal Deman
*10.2	Brady Corporation BradyGold Plan, as amended (2)
*10.3	Executive Additional Compensation Plan, as amended (2)
*10.4	Executive Deferred Compensation Plan, as amended (37)
*10.5	Directors’ Deferred Compensation Plan, as amended (37)
*10.6
Forms of Nonqualified Employee Stock Option Agreement, Director Nonqualified Stock Option Agreement, and Employee Performance Stock Option Agreement under the Brady Corporation 2006 Omnibus Incentive Stock Plan (10)

*10.7	Brady Corporation 2017 Omnibus Incentive Plan (27)
*10.8	Form of Nonqualified Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
10.9	Brady Corporation Automatic Dividend Reinvestment Plan (4)
*10.10	Retirement Agreement, dated as of October 15, 2019, with Thomas J. Felmer
*10.11	Form of Fiscal 2021 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan
*10.12	Form of Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
*10.13	Form of Fiscal 2020 and Fiscal 2021 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.14	Form of Fiscal 2019 and Fiscal 2020 Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.15	Brady Corporation 2006 Omnibus Incentive Stock Plan, as amended (10)
*10.16	Form of Fiscal 2020 and Fiscal 2021 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (3)
*10.17	Change of Control Agreement, dated as of August 28, 2015, with Russell R. Shaller (21)
*10.18	Change of Control Agreement, dated as of September 11, 2015, with Aaron J. Pearce (21)
*10.19	Form of Fiscal 2019 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.20	Form of Fiscal 2015 Employee Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Plan (21)
*10.21	Restated Brady Corporation Restoration Plan, as amended (37)

*10.22	Change of Control Agreement, dated as of March 3, 2014, with Helena R. Nelligan (13)
*10.23	Form of Performance-Based Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan for awards granted prior to Fiscal 2019 (33)
*10.24	Employment Offer Letter, dated as of June 2, 2015, with Russell Shaller (28)
*10.25	Restricted Stock Unit Agreement, dated as of July 15, 2015, with Aaron J. Pearce (34)
10.26	Note Purchase Agreement, dated May 13, 2010, by and among Brady Corporation, Brady Worldwide, Inc., Tricor Direct, Inc., and certain Purchasers (19)
*10.27	Form of Fiscal 2019 Restricted Stock Unit Agreement under the Brady Corporation 2017 Omnibus Incentive Plan (37)
*10.28	Brady Corporation 2010 Omnibus Incentive Stock Plan, as amended (22)
*10.29	Brady Corporation 2010 Nonqualified Stock Option Plan for Non-Employee Directors (17)
*10.30	Form of Employee Nonqualified Stock Option Agreement and Employee Performance Stock Option Agreement under the Brady Corporation 2010 Omnibus Incentive Stock Plan (17)
*10.31	Form of Director Nonqualified Stock Option Agreement under the Brady Corporation 2010 Nonqualified Stock Option Plan for Non-Employee Directors (17)
*10.32	Form of Fiscal 2015 Employee Retention Restricted Stock Unit Agreement under 2012 Omnibus Incentive Plan (21)
*10.33	Change of Control Agreement, dated as of March 3, 2014, with Bentley N. Curran (13)
*10.34	Restricted Stock Unit Agreement, dated as of June 22, 2015, with Russell R. Shaller (21)
*10.35	Addendum to the 2017 General Stock Option Incentive Plan of Brady Corporation for Participants in France
*10.36	Addendum to the 2017 General Restricted Stock Unit Incentive Plan of Brady Corporation for Participants in France
*10.37	Form of Fiscal 2012 Performance Stock Option under the Brady Corporation 2010 Omnibus Incentive Stock Plan (26)
*10.38	Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.39	Form of Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.40	Form of Nonqualified Employee Performance Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.41	Form of Director Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (26)
*10.42	Form of Fiscal 2013 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
*10.43	Form of Fiscal 2013 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (31)
10.44
Credit Agreement, dated as of August 1, 2019, by and among Brady Corporation and certain of its subsidiaries, the lenders listed therein and BMO Harris Bank, N.A., as administrative agent and L/C issuer (38)

*10.45	Employment Offer Letter, dated as of August 1, 2014, with J. Michael Nauman (35)
*10.46	Restricted Stock Unit Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.47	Change of Control Agreement, dated as of August 4, 2014, with J. Michael Nauman (35)
*10.48	Form of Fiscal 2014 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.49	Form of Fiscal 2014 Director Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)

*10.50	Form of Fiscal 2014 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (32)
*10.51	Form of Fiscal 2016 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.52	Form of Fiscal 2016 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (21)
*10.53	Form of Fiscal 2015 Nonqualified Employee Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.54	Form of Fiscal 2015 Director Nonqualified Stock Option Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.55	Form of Fiscal 2015 Restricted Stock Unit Agreement under the Brady Corporation 2012 Omnibus Incentive Stock Plan (9)
*10.56	Employment Agreement, dated as of September 4, 2014, with Pascal Deman
*10.57	Amendment to the Employment Agreement, dated January 7, 2020, with Pascal Deman
21	Subsidiaries of Brady Corporation
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman
31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce
32.1	Section 1350 Certification of J. Michael Nauman
32.2	Section 1350 Certification of Aaron J. Pearce
101	Interactive Data File
104	Cover Page Inline XBRL data (Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement
(1)Incorporated by reference to Registrant’s Registration Statement No. 333-04155 on Form S-3
(2)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1989
(3)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019
(4)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1992
(5)Reserved
(6)Incorporated by reference to Registrant’s Current Report on Form 8-K filed February 25, 2014
(7)Reserved
(8)Reserved
(9)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014
(10)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008
(11)Reserved
(12)Reserved
(13)Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014
(14)Reserved
(15)Reserved
(16)Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011
(17)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009
(18)Reserved
(19)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 14, 2010
(20)Reserved
(21)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015
(22)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 27, 2010
(23)Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 16, 2020

(24)Reserved
(25)Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2017
(26)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011
(27)Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 27, 2016
(28)Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 5, 2015
(29)Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 2012
(30)Reserved
(31)Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 2012
(32)Incorporated by reference to Registrants Annual Report on Form 10-K for the fiscal year ended July 31, 2013
(33)Incorporated by reference to Registrant's Current Report on Form 8-K filed July 14, 2016
(34)Incorporated by reference to Registrant's Current Report on Form 8-K filed July 16, 2015
(35)Incorporated by reference to Registrant's Current Report on Form 8-K filed August 4, 2014
(36)Reserved
(37)Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018
(38)Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 1, 2019
Item 16. Form 10-K Summary
None.
BRADY CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year ended July 31,
Description	2020	2019	2018
	(Dollars in thousands)
Valuation accounts deducted in balance sheet from assets to which they apply — Accounts receivable — allowance for doubtful accounts:
Balances at beginning of period	$5,005	$4,471	$4,629
Additions — Charged to expense	2,495	587	752
Deductions — Bad debts written off, net of recoveries	(343)	(53)	(910)
Balances at end of period	$7,157	$5,005	$4,471
Inventory — Reserve for slow-moving inventory:
Balances at beginning of period	$13,404	$12,582	$14,322
Additions — Charged to expense	5,722	3,168	2,797
Deductions — Inventory write-offs	(2,817)	(2,346)	(4,537)
Balances at end of period	$16,309	$13,404	$12,582
Valuation allowances against deferred tax assets:
Balances at beginning of period	$60,073	$56,866	$38,563
Additions during year	6,204	5,981	24,184
Deductions — Valuation allowances reversed/utilized	(7,468)	(2,774)	(5,881)
Balances at end of period	$58,809	$60,073	$56,866

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of September 2020.

BRADY CORPORATION
By:	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.*

Signature	Title
/s/ J. MICHAEL NAUMAN	President and Chief Executive Officer; Director
J. Michael Nauman	(Principal Executive Officer)
/s/ ANN E. THORNTON	Chief Accounting Officer and Corporate Controller
Ann E. Thornton	(Principal Accounting Officer)
/s/ PATRICK W. ALLENDER
Patrick W. Allender	Director
/s/ GARY S. BALKEMA
Gary S. Balkema	Director
/s/ DAVID S. BEM
David S. Bem	Director
/s/ ELIZABETH P. BRUNO
Elizabeth P. Bruno	Director
/s/ NANCY L. GIOIA
Nancy L. Gioia	Director
/s/ CONRAD G. GOODKIND
Conrad G. Goodkind	Director
/s/ FRANK W. HARRIS
Frank W. Harris	Director
/s/ BRADLEY C. RICHARDSON
Bradley C. Richardson	Director
/s/ MICHELLE E. WILLIAMS
Michelle E. Williams	Director

*	Each of the above signatures is affixed as of September 16, 2020.