Form 10-Q
period 2020-10-31
BRADY CORP
filed 2020-11-19
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☑
As of November 17, 2020, there were 48,475,600 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2020	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,333	$217,643
Accounts receivable, net of allowance for credit losses of $7,704 and $7,157, respectively	156,735	146,181
Inventories	120,220	135,662
Prepaid expenses and other current assets	11,489	9,962
Total current assets	544,777	509,448
Property, plant and equipment—net	119,960	115,068
Goodwill	412,718	416,034
Other intangible assets	20,910	22,334
Deferred income taxes	8,976	8,845
Operating lease assets	41,013	41,899
Other assets	27,353	28,838
Total	$1,175,707	$1,142,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,907	$62,547
Accrued compensation and benefits	55,410	41,546
Taxes, other than income taxes	8,497	8,057
Accrued income taxes	10,707	8,652
Current operating lease liabilities	16,097	15,304
Other current liabilities	51,343	49,782
Total current liabilities	204,961	185,888
Long-term operating lease liabilities	29,951	31,982
Other liabilities	60,394	61,524
Total liabilities	295,306	279,394
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,497,649 and 48,456,954 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	332,121	331,761
Retained earnings	726,546	704,456
Treasury stock—2,763,838 and 2,804,533 shares, respectively, of Class A nonvoting common stock, at cost	(109,146)	(107,216)
Accumulated other comprehensive loss	(69,668)	(66,477)
Total stockholders’ equity	880,401	863,072
Total	$1,175,707	$1,142,466

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended October 31,
	2020	2019
Net sales	$277,227	$286,947
Cost of goods sold	141,799	145,542
Gross margin	135,428	141,405
Operating expenses:
Research and development	10,203	10,967
Selling, general and administrative	83,037	89,547
Total operating expenses	93,240	100,514
Operating income	42,188	40,891
Other income (expense):
Investment and other income	155	1,380
Interest expense	(106)	(701)
Income before income taxes and losses of unconsolidated affiliate	42,237	41,570
Income tax expense	8,582	4,072
Income before losses of unconsolidated affiliate	33,655	37,498
Equity in losses of unconsolidated affiliate	(174)	—
Net income	$33,481	$37,498
Net income per Class A Nonvoting Common Share:
Basic	$0.64	$0.71
Diluted	$0.64	$0.70
Dividends	$0.22	$0.22
Net income per Class B Voting Common Share:
Basic	$0.63	$0.69
Diluted	$0.62	$0.68
Dividends	$0.20	$0.20
Weighted average common shares outstanding:
Basic	52,021	53,143
Diluted	52,292	53,736

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2020	2019
Net income	$33,481	$37,498
Other comprehensive loss:
Foreign currency translation adjustments	(4,192)	50

Cash flow hedges:
Net gain recognized in other comprehensive loss	697	196
Reclassification adjustment for losses (gains) included in net income	211	(381)
	908	(185)

Pension and other post-retirement benefits actuarial gain amortization	(106)	(105)

Other comprehensive loss, before tax	(3,390)	(240)
Income tax benefit related to items of other comprehensive loss	199	211
Other comprehensive loss, net of tax	(3,191)	(29)
Comprehensive income	$30,290	$37,469

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Three months ended October 31,
	2020	2019
Operating activities:
Net income	$33,481	$37,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,635	5,634
Stock-based compensation expense	3,574	3,618
Deferred income taxes	(1,175)	1,009
Equity in losses of unconsolidated affiliate	174	—
Other	(266)	1,533
Changes in operating assets and liabilities:
Accounts receivable	(11,371)	(4,362)
Inventories	14,758	249
Prepaid expenses and other assets	(1,398)	(1,404)
Accounts payable and accrued liabilities	17,363	(5,193)
Income taxes	2,063	266
Net cash provided by operating activities	62,838	38,848

Investing activities:
Purchases of property, plant and equipment	(9,321)	(7,724)
Other	119	527
Net cash used in investing activities	(9,202)	(7,197)

Financing activities:
Payment of dividends	(11,391)	(11,533)
Proceeds from exercise of stock options	160	3,411
Payments for employee taxes withheld from stock-based awards	(2,617)	(7,269)
Purchase of treasury stock	(2,720)	—
Other	17	65
Net cash used in financing activities	(16,551)	(15,326)

Effect of exchange rate changes on cash and cash equivalents	1,605	(304)

Net increase in cash and cash equivalents	38,690	16,021
Cash and cash equivalents, beginning of period	217,643	279,072

Cash and cash equivalents, end of period	$256,333	$295,093

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended October 31, 2020
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2020 and July 31, 2020, its results of operations and comprehensive income for the three months ended October 31, 2020 and 2019, and cash flows for the three months ended October 31, 2020 and 2019. The condensed consolidated balance sheet as of July 31, 2020, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statement presentation. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020.

NOTE B — New Accounting Pronouncements
Adopted Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which changes the impairment model for most financial instruments. Prior guidance required the recognition of credit losses based on an incurred loss impairment methodology that reflected losses once the losses were probable. Under ASU 2016-13, the Company is required to use a current expected credit loss model ("CECL") that immediately recognizes an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. The CECL model uses a broader range of reasonable and supportable information in the development of credit loss estimates. The guidance is effective for interim periods in fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 effective August 1, 2020, which did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Goodwill and Other, Simplifying the Test for Goodwill Impairment." The new guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The guidance is effective for interim periods in fiscal years beginning after December 15, 2019. The Company adopted ASC 2017-04 effective August 1, 2020. This guidance only impacts the Company's consolidated financial statements if there is a future impairment of goodwill.
Standards not yet adopted
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

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of October 31, 2020, and July 31, 2020, consisted of the following:

	October 31, 2020	July 31, 2020
Finished products	$74,933	$85,547
Work-in-process	20,815	24,044
Raw materials and supplies	24,472	26,071
Total inventories	$120,220	$135,662
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $269,510 and $276,248 as of October 31, 2020, and July 31, 2020, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of October 31, 2020, and July 31, 2020, consisted of the following:

	October 31, 2020				July 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived other intangible assets:
Customer relationships and tradenames	9	$45,346	$(33,986)	$11,360	9	$45,385	$(32,670)	$12,715
Indefinite-lived other intangible assets:
Tradenames	N/A	9,550	—	9,550	N/A	9,619	—	9,619
Total		$54,896	$(33,986)	$20,910		$55,004	$(32,670)	$22,334
The change in the gross carrying amount of other intangible assets as of October 31, 2020 compared to July 31, 2020 was due to the effect of currency fluctuations during the three-month period.
Amortization expense on intangible assets was $1,351 and $1,291 for the three months ended October 31, 2020 and 2019, respectively. Amortization expense over each of the next five fiscal years is projected to be $5,404, $5,116, and $2,191 for the fiscal years ending July 31, 2021, 2022, and 2023, respectively. No amortization expense for intangible assets is projected after July 31, 2023.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of October 31, 2020, the Company did not have any finance leases.

Operating lease expense was $4,073 and $5,405 for the three months ended October 31, 2020 and 2019, respectively, which was recognized in either "Cost of goods sold" or "Selling, general and administrative expenses" in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three months ended October 31, 2020 and 2019.
Supplemental cash flow information related to the Company's operating leases for the three months ended October 31, 2020 and 2019, was as follows:

	Three months ended October 31,
	2020	2019
Operating cash flows from operating leases	$4,297	$4,010
Operating lease assets obtained in exchange for new operating lease liabilities	2,936	9,952

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	33,481	—	—	33,481
Other comprehensive loss, net of tax	—	—	—	—	(3,191)	(3,191)
Issuance of shares of Class A Common Stock under stock plan	—	(3,246)	—	790	—	(2,456)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	3,574	—	—	—	3,574
Repurchase of shares of Class A Common Stock	—	—	—	(2,720)	—	(2,720)
Cash dividends on Common Stock:
Class A — $0.22 per share	—	—	(10,671)	—	—	(10,671)
Class B — $0.20 per share	—	—	(720)	—	—	(720)
Balances at October 31, 2020	$548	$332,121	$726,546	$(109,146)	$(69,668)	$880,401
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended October 31, 2019:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	37,498	—	—	37,498
Other comprehensive loss, net of tax	—	—	—	—	(29)	(29)
Issuance of shares of Class A Common Stock under stock plan	—	(6,410)	—	2,553	—	(3,857)
Tax benefit and withholdings from deferred compensation distributions	—	64	—	—	—	64
Stock-based compensation expense	—	3,618	—	—	—	3,618
Repurchase of shares of Class A Common Stock	—	—	—	—	—	—
Cash dividends on Common Stock:
Class A — $0.22 per share	—	—	(10,822)	—	—	(10,822)
Class B — $0.20 per share	—	—	(711)	—	—	(711)
Balances at October 31, 2019	$548	$327,241	$663,808	$(43,779)	$(71,283)	$876,535

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
Total stock-based compensation expense recognized during the three months ended October 31, 2020 and 2019, was $3,574 ($3,300 net of taxes) and $3,618 ($3,089 net of taxes), respectively. As of October 31, 2020, total unrecognized compensation cost related to share-based awards was $14,460 pre-tax, net of estimated forfeitures, which the Company expects to recognize over a weighted-average period of 2.2 years.
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
The Company has estimated the fair value of its time-based option awards granted during the three months ended October 31, 2020 and 2019, using the Black-Scholes option valuation model. The weighted-average assumptions used in the Black-Scholes valuation model are reflected in the following table:

	Three months ended October 31,
Black-Scholes Option Valuation Assumptions	2020	2019
Expected term (in years)	6.21	6.20
Expected volatility	30.71%	25.85%
Expected dividend yield	2.49%	2.63%
Risk-free interest rate	0.38%	1.64%
Weighted-average market value of underlying stock at grant date	$39.92	$54.05
Weighted-average exercise price	$39.92	$54.05
Weighted-average fair value of options granted during the period	$8.65	$10.63
The following is a summary of stock option activity for the three months ended October 31, 2020:

Time-Based Options	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2020	1,273,382	$37.84
New grants	303,052	39.92
Exercised	(22,300)	29.10
Forfeited or expired	—	—
Outstanding at October 31, 2020	1,554,134	$38.37	7.2	$5,410
Exercisable at October 31, 2020	1,004,641	$34.88	6.1	$5,410
The total fair value of stock options vested during the three months ended October 31, 2020 and 2019, was $2,371 and $2,537, respectively. The total intrinsic value of stock options exercised during the three months ended October 31, 2020 and 2019, based upon the average market price at the time of exercise during the period, was $373 and $10,225, respectively.
The cash received from the exercise of stock options during the three months ended October 31, 2020 and 2019, was $160 and $3,411, respectively. The tax benefit from the exercise of stock options during the three months ended October 31, 2020 and 2019, was $93 and $2,541, respectively.
RSUs
RSUs issued under the plan have a grant date fair value equal to the fair market value of the underlying stock at the date of grant. Shares issued under the plan are referred to herein as either "time-based" or "performance-based" RSUs. The time-based RSUs issued under the plan generally vest ratably over a three-year period, with one-third vesting one year after the grant date and one-third additional in each of the succeeding two years. The performance-based RSUs granted under the plan vest at the end of a three-year service period provided specified financial performance metrics are met.
The following tables summarize the RSU activity for the three months ended October 31, 2020:

Time-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	154,960	$47.39
New grants	75,352	39.92
Vested	(63,339)	44.85
Forfeited	—	—
Outstanding at October 31, 2020	166,973	$44.98
The time-based RSUs granted during the three months ended October 31, 2019, had a weighted-average grant date fair value of $54.10.

Performance-Based RSUs	Shares	Weighted Average Grant Date Fair Value
Outstanding at July 31, 2020	126,060	$50.61
New grants (1)	64,634	60.73
Vested (1)	(71,413)	33.12
Forfeited	—	—
Outstanding at October 31, 2020	119,281	$61.05
(1) Includes 23,805 shares granted and vested during the three months ended October 31, 2020, resulting from the payout of performance-based RSUs granted in fiscal year 2018 due to achievement of performance metrics exceeding the target payout.
The performance-based RSUs granted during the three months ended October 31, 2020, had a weighted-average grant-date fair value determined by a third-party valuation involving the use of a Monte Carlo simulation. The performance-based RSUs granted during the three months ended October 31, 2019, had a weighted-average grant date fair value of $75.00.
The aggregate intrinsic value of time-based and performance-based RSUs vested during the three months ended October 31, 2020 and 2019, was $5,844 and $8,708, respectively.

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2020:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2020	$(200)	$2,181	$(68,458)	$(66,477)
Other comprehensive income (loss) before reclassification	701	—	(4,185)	(3,484)
Amounts reclassified from accumulated other comprehensive loss	159	134	—	293
Ending balance, October 31, 2020	$660	$2,315	$(72,643)	$(69,668)
The increase in accumulated other comprehensive loss as of October 31, 2020, compared to July 31, 2020, was primarily due to the appreciation of the U.S. dollar against certain other currencies during the three-month period.

The changes in accumulated other comprehensive loss by component, net of tax, for the three months ended October 31, 2019, were as follows:

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
The increase in the accumulated other comprehensive loss as of October 31, 2019, compared to July 31, 2019, was negligible primarily due to the stability of the U.S. dollar against certain other currencies during the three-month period.
Of the amounts reclassified from accumulated other comprehensive loss during the three months ended October 31, 2020 and 2019, unrealized (losses) gains on cash flow hedges were reclassified to "Cost of goods sold" and unamortized gains on post-retirement plans was reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax benefit on the components of other comprehensive loss for the three months ended October 31, 2020 and 2019:

	Three months ended October 31,
	2020	2019
Income tax benefit related to items of other comprehensive loss:
Cash flow hedges	$(48)	$35
Pension and other post-retirement benefits	240	—
Other income tax adjustments and currency translation	7	176
Income tax benefit related to items of other comprehensive loss	$199	$211

NOTE H — Revenue Recognition
The Company recognizes revenue when control of the product or service transfers to the customer at an amount that represents the consideration expected to be received in exchange for those products and services. The Company’s revenues are primarily from the sale of identification solutions and workplace safety products that are shipped and billed to customers. All revenue is from contracts with customers and is included in “Net sales” on the condensed consolidated statements of income. See Note I, “Segment Information,” for the Company’s disaggregated revenue disclosure.
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,552 and $2,559 as of October 31, 2020 and July 31, 2020, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $297 and $315 during the three months ended October 31, 2020 and 2019, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at October 31, 2020, the Company expects to recognize 32% by the end of fiscal 2021, an additional 31% by the end of fiscal 2022, and the remaining balance thereafter.

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

The following is a summary of net sales by segment and geographic region for the three months ended October 31, 2020 and 2019:

	Three months ended October 31,
	2020	2019
Net sales:
ID Solutions
Americas	$133,267	$149,363
Europe	42,582	43,381
Asia	22,343	22,243
Total	$198,192	$214,987
Workplace Safety
Americas	$24,031	$24,303
Europe	41,266	36,026
Australia	13,738	11,631
Total	$79,035	$71,960
Total Company
Americas	$157,298	$173,666
Europe	83,848	79,407
Asia-Pacific	36,081	33,874
Total	$277,227	$286,947
The following is a summary of segment profit for the three months ended October 31, 2020 and 2019:

	Three months ended October 31,
	2020	2019
Segment profit:
ID Solutions	$40,279	$42,443
Workplace Safety	7,988	5,157
Total Company	$48,267	$47,600
The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three months ended October 31, 2020 and 2019:

	Three months ended October 31,
	2020	2019
Total profit from reportable segments	$48,267	$47,600
Unallocated amounts:
Administrative costs	(6,079)	(6,709)
Investment and other income	155	1,380
Interest expense	(106)	(701)
Income before income taxes and losses of unconsolidated affiliate	$42,237	$41,570

NOTE J — Net Income per Common Share
Reconciliations of the numerator and denominator of the basic and diluted per share computations for the Company’s Class A and Class B common stock are summarized as follows:

	Three months ended October 31,
	2020	2019
Numerator (in thousands):
Net income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$33,481	$37,498
Less:
Preferential dividends	(808)	(828)
Preferential dividends on dilutive stock options	(4)	(10)
Numerator for basic and diluted income per Class B Voting Common Share	$32,669	$36,660
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	52,021	53,143
Plus: Effect of dilutive equity awards	271	593
Denominator for diluted income per share for both Class A and Class B	52,292	53,736
Net income per Class A Nonvoting Common Share:
Basic	$0.64	$0.71
Diluted	$0.64	$0.70
Net income per Class B Voting Common Share:
Basic	$0.63	$0.69
Diluted	$0.62	$0.68
Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted earnings per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares were 740,745 and 323,719 for the three months ended October 31, 2020 and 2019, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at October 31, 2020 and July 31, 2020:

	October 31, 2020	July 31, 2020	Fair Value Hierarchy
Assets:
Trading securities	$17,434	$18,606	Level 1
Foreign exchange contracts	1,017	594	Level 2
Liabilities:
Foreign exchange contracts	449	777	Level 2
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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	October 31, 2020	July 31, 2020
Designated as cash flow hedges	$19,247	$24,600
Non-designated hedges	3,242	3,107
Total foreign exchange contracts	$22,489	$27,707
Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of October 31, 2020 and July 31, 2020, unrealized gains of $523 and losses of $385 have been included in OCI, respectively.
The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended October 31,
	2020	2019
Gains recognized in OCI	$697	$196
(Losses) gains reclassified from OCI into cost of goods sold	(211)	381
Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	October 31, 2020		July 31, 2020
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,017	$(434)	$588	$761
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	—	(15)	6	16
Total derivative instruments	$1,017	$(449)	$594	$777

NOTE M – Income Taxes
The effective income tax rate for the three months ended October 31, 2020 and 2019 was 20.3% and 9.8%, respectively. The Company expects its ongoing annual effective income tax rate to be approximately 20% based on its current global business mix. The effective income tax rate for the three months ended October 31, 2019 was lower than the expected income tax rate due to the favorable settlement of a domestic income tax audit and tax benefits from stock-based compensation.

NOTE N — Subsequent Events
On November 17, 2020, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.22 per share payable on January 29, 2021, to shareholders of record at the close of business on January 8, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Overview
Brady Corporation is a global manufacturer and supplier of identification solutions and workplace safety products that identify and protect premises, products and people. The IDS segment is primarily involved in the design, manufacture, and distribution of high-performance and innovative safety, identification and healthcare products. The WPS segment provides workplace safety, identification and compliance products, approximately half of which are internally manufactured and half of which are externally sourced.
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
The following are key initiatives supporting our strategy in fiscal 2021:
•Investing in organic growth by enhancing our research and development process and utilizing customer feedback to develop innovative new products.
•Providing our customers with the highest level of customer service.
•Expanding and enhancing our sales capabilities through an improved digital presence and the use of data-driven marketing automation tools.
•Driving operational excellence and executing sustainable efficiency gains within our global operations and within our selling, general and administrative structures.
•Building on our culture of diversity and inclusion to increase employee engagement and enhance recruitment and retention practices.
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
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. During the quarter ended October 31, 2020, our facilities were operating globally with enhanced safety protocols designed to protect the health and safety of our employees.
We have taken actions throughout our business to reduce controllable costs, including actions to reduce labor costs, eliminating non-essential travel, and reducing discretionary spend. We believe we have the financial strength to continue to invest in organic sales growth opportunities and research and development ("R&D"), while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative expenses ("SG&A") functions. At October 31, 2020, we had cash of $256.3 million, an undrawn credit facility of $200 million, which can be increased up to $400 million at the Company's option and subject to certain conditions, and outstanding letters of credit of $3.5 million, for total available liquidity of approximately $653 million.
Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainty, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations, and financial condition cannot be predicted. Despite this uncertainty, we believe that our financial resources, liquidity levels and debt-free status, along with various contingency plans to reduce costs are sufficient to manage the impact of the COVID-19 pandemic, which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three months ended October 31, 2020 and 2019 is as follows:

	Three months ended October 31,
(Dollars in thousands)	2020	% Sales	2019	% Sales
Net sales	$277,227		$286,947
Gross margin	135,428	48.9%	141,405	49.3%
Operating expenses:
Research and development	10,203	3.7%	10,967	3.8%
Selling, general and administrative	83,037	30.0%	89,547	31.2%
Total operating expenses	93,240	33.6%	100,514	35.0%
Operating income	$42,188	15.2%	$40,891	14.3%
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
Net sales for the three months ended October 31, 2020, decreased 3.4% to $277.2 million, compared to $286.9 million in the same period in the prior year. The decrease consisted of an organic sales decline of 4.9% and an increase from foreign currency translation of 1.5%. Organic sales declined 8.4% in the IDS segment and grew 5.5% in the WPS segment during the three months ended October 31, 2020, compared to the same period in the prior year.
The COVID-19 pandemic had a significant impact on organic sales during the three months ended October 31, 2020, with the impact varying between the IDS and WPS segments. The IDS segment realized reduced demand across all major product lines, while the WPS segment realized increased demand globally for personal protective equipment and other pandemic-related safety and identification products during this same period.
Gross margin for the three months ended October 31, 2020, decreased 4.2% to $135.4 million, compared to $141.4 million in the same period in the prior year. As a percentage of net sales, gross margin decreased to 48.9% for the three months ended October 31, 2020, from 49.3% in the same period in the prior year. The decrease in gross margin as a percentage of net sales was primarily due to the decline in sales volumes in the IDS segment resulting from the economic slowdown caused by the COVID-19 pandemic as well as product mix in our WPS segment, which was partially mitigated by our ongoing efforts to streamline manufacturing processes and drive sustainable operational efficiencies.
R&D expenses for the three months ended October 31, 2020, declined 7.0% to $10.2 million, compared to $11.0 million in the same period in the prior year. As a percentage of sales, R&D expenses declined slightly to 3.7% for the three months ended October 31, 2020, compared to 3.8% in the same period in the prior year. The decrease in R&D spending was due to a decrease in headcount, improved efficiency, and the timing of expenditures related to ongoing new product development costs compared to the same period in the prior year. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.
SG&A expenses include selling and administrative costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses declined 7.3% to $83.0 million for the three months ended October 31, 2020, compared to $89.5 million in the same period in the prior year. As a percentage of sales, SG&A was 30.0% for the three months ended October 31, 2020, compared to 31.2% in the same period in the prior year. The decrease in both SG&A expenses and SG&A expenses as a percentage of net sales from the same period of the prior year was primarily due to ongoing efficiency gains, a reduction in the SG&A cost structure, along with a reduction in discretionary spend, including travel for our sales people, which was partially offset by the impact of foreign currency translation.
Operating income increased 3.2% to $42.2 million for three months ended October 31, 2020, compared to $40.9 million in the same period in the prior year. The increase in operating income was primarily due to increased segment profit in the WPS segment as a result of organic sales growth as well as a reduction in the SG&A cost structure in both segments.

OPERATING INCOME TO NET INCOME

	Three months ended October 31,
(Dollars in thousands)	2020	% Sales	2019	% Sales
Operating income	$42,188	15.2%	$40,891	14.3%
Other income (expense):
Investment and other income	155	0.1%	1,380	0.5%
Interest expense	(106)	—%	(701)	(0.2)%
Income before income tax and losses of unconsolidated affiliate	42,237	15.2%	41,570	14.5%
Income tax expense	8,582	3.1%	4,072	1.4%
Income before losses of unconsolidated affiliate	33,655	12.1%	37,498	13.1%
Equity in losses of unconsolidated affiliate	(174)	(0.1)%	—	—%
Net income	$33,481	12.1%	$37,498	13.1%
Investment and other income was $0.2 million for the three months ended October 31, 2020, compared to $1.4 million for the same period in the prior year. The decrease was primarily due to reduced interest income as a result of the decline in interest rates.
Interest expense decreased to $0.1 million for the three months ended October 31, 2020, compared to $0.7 million for the same period in the prior year. The decrease in interest expense was due to the repayment of the Company's remaining principal balance under its private placement debt agreement during the fourth quarter of the fiscal year ended July 31, 2020.
The Company’s income tax rate was 20.3% for the three months ended October 31, 2020, compared to 9.8% in the same period in the prior year. Refer to Note M "Income Taxes" for additional information on the Company's effective income tax rate.
Equity in losses of unconsolidated affiliate of $0.2 million for the three months ended October 31, 2020 represented the Company's proportionate share of the loss in its equity interest in React Mobile, Inc., an employee safety software and hardware company based in the United States.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.
The following is a summary of segment information for the three months ended October 31, 2020 and 2019:

	Three months ended October 31,
	2020	2019
SALES GROWTH INFORMATION
ID Solutions
Organic	(8.4)%	(0.2)%
Currency	0.6%	(1.2)%
Total	(7.8)%	(1.4)%
Workplace Safety
Organic	5.5%	(0.8)%
Currency	4.3%	(3.4)%
Total	9.8%	(4.2)%
Total Company
Organic	(4.9)%	(0.4)%
Currency	1.5%	(1.7)%
Total	(3.4)%	(2.1)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	20.3%	19.7%
Workplace Safety	10.1%	7.2%
Total	17.4%	16.6%

ID Solutions
IDS net sales decreased 7.8% for the three months ended October 31, 2020, compared to the same period in the prior year, which consisted of an organic sales decline of 8.4% and an increase from foreign currency translation of 0.6%. The economic slowdown caused by the COVID-19 pandemic had a significant impact on organic sales during the quarter, which resulted in organic sales declines across all major product lines for the three months ended October 31, 2020.
Organic sales in the Americas declined in the high-single digits for the three months ended October 31, 2020, compared to the same period in the prior year. Organic sales declined across all major product lines due to the economic slowdown caused by the COVID-19 pandemic. Organic sales declined by approximately 10% in the United States and declined in the low-single digits in remainder of the Americas region.
Organic sales in Europe declined in the mid-single digits for the three months ended October 31, 2020, as compared to the same period in the prior year. Organic sales declined across all major product lines due to the economic slowdown caused by the COVID-19 pandemic. The organic sales decline was broad-based throughout Western Europe, which was partially offset by mid-single digit organic sales growth for certain businesses based in emerging geographies.
Organic sales in Asia declined in the low-single digits for the three months ended October 31, 2020, as compared to the same period in the prior year. Organic sales growth in the safety and facility identification and wire identification product lines was offset by an organic sales decline in the product identification product line. The low-single digit decline was broad-based throughout Asia.
Segment profit decreased 5.1% to $40.3 million for the three months ended October 31, 2020, compared to $42.4 million in the same period in the prior year. As a percentage of net sales, segment profit was 20.3% for the three months ended October 31, 2020, compared to 19.7% in the same period in the prior year. The increase in segment profit as a percentage of sales was primarily driven by the reduced cost structure throughout the IDS segment and a reduction in discretionary spending in response to the decline in revenue from the impact of the COVID-19 pandemic.
Workplace Safety
WPS net sales increased 9.8% for the three months ended October 31, 2020, compared to the same period in the prior year, which consisted of organic sales growth of 5.5% and an increase from foreign currency translation of 4.3%. Sales through the digital channel increased in the mid-teens and sales through the traditional catalog channel increased in the low-single digits. The WPS business realized increased demand globally for personal protective equipment, social distancing signage and floor markings, and other COVID-19 pandemic-related products.
Organic sales in Europe increased in the high-single digits for the three months ended October 31, 2020, compared to the same period in the prior year. Sales through the digital channel increased in the mid-teens, which was driven by digital marketing campaigns emphasizing personal protective equipment and other COVID-19 pandemic-related products. Sales through the traditional catalog channel increased in the mid-single digits. Organic sales growth in Europe was led by businesses in France followed by growth in Norway and the U.K., which was partially offset by a decline in organic sales in Germany.
Organic sales in North America declined in the low-single digits for the three months ended October 31, 2020, compared to the same period in the prior year. This decrease was driven by a low-single digit decline in traditional catalog sales, which was partially offset by low-single digit growth in sales through the digital channel. The increase in digital sales was primarily due to increased sales of personal protective equipment, social distancing signage and floor markings, and other COVID-19 pandemic-related products.
Organic sales in Australia increased just over 10% for the three months ended October 31, 2020, compared to the same period of the prior year. Digital channel sales grew approximately 40% over the same period in the prior year, which was driven by digital marketing campaigns emphasizing personal protective equipment along with floor markings and signage related to social distancing and personal hygiene. Sales through the traditional catalog channel increased in the mid-single digits. Our Australian business generated increased sales in a variety of product categories related to mitigating the COVID-19 pandemic, including various types of personal protective equipment and other healthcare supplies.
Segment profit increased to $8.0 million for the three months ended October 31, 2020, compared to $5.2 million in the same period of the prior year. As a percentage of net sales, segment profit increased to 10.1% for the three months ended October 31, 2020, compared to 7.2% in the same period of the prior year. The increase in segment profit was primarily driven by increased organic sales volumes combined with the reduced SG&A cost structure, and to a lesser extent foreign currency translation.

Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At October 31, 2020, approximately 66% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $256.3 million at October 31, 2020, an increase of $38.7 million from July 31, 2020. The significant changes were as follows:

	Three months ended October 31,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$62,838	$38,848
Investing activities	(9,202)	(7,197)
Financing activities	(16,551)	(15,326)
Effect of exchange rate changes on cash	1,605	(304)
Net increase in cash and cash equivalents	$38,690	$16,021
Net cash provided by operating activities was $62.8 million for the three months ended October 31, 2020, compared to $38.8 million in the same period of the prior year. The increase was primarily due to an increase in cash provided by working capital. Inventory levels were reduced which resulted in the majority of the increase in cash provided by operating activities, which was due to a planned reduction in inventory following a period of increased balances to reduce the risk of supply chain disruption resulting from the COVID-19 pandemic. In addition, the timing of accounts payable and other compensation-related withholding increased cash provided by working capital, which was partially offset by a decrease in cash provided by accounts receivable due to increasing sequential sales during the quarter.
Net cash used in investing activities was $9.2 million for the three months ended October 31, 2020, compared to $7.2 million used in the same period of the prior year. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures for the purchase of facility upgrades and manufacturing equipment in Europe, the United States, and Mexico.
Net cash used in financing activities was $16.6 million during the three months ended October 31, 2020, compared to $15.3 million used in the same period of the prior year. The increase in cash used in financing activities was primarily driven by $2.7 million of share repurchases and a decrease in cash proceeds from the exercise of stock options, which was largely offset by a decrease in cash payments for employee taxes withheld from stock-based awards.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a Eurocurrency rate loan that bears interest at the LIBOR rate plus a margin based on the Company's consolidated net leverage ratio or a base interest rate (based upon the higher of the federal funds rate plus 0.5%, the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio, or the Eurocurrency base rate at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio plus 1%). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. The maximum amount outstanding on the Company's revolving loan agreement during the three months ended October 31, 2020 was $10.6 million. As of October 31, 2020, there were no borrowings outstanding on the credit facility. The Company had letters of credit outstanding under the loan agreement of $3.5 million as of October 31, 2020 and there was $196.5 million available for future borrowing, which can be increased to $396.5 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the accompanying condensed consolidated balance sheets.
Covenant Compliance
The Company's revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage). As of October 31, 2020, the Company was in compliance with these financial covenants.
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
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2020.
These uncertainties may cause Brady's actual future results to be materially different than those expressed in its forward-looking statements. Brady does not undertake to update its forward-looking statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to the Company’s annual report on Form 10-K for the year ended July 31, 2020. There has been no material change in this information since July 31, 2020.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The Company’s business, results of operations, financial condition, and cash flows are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” of Brady's Annual Report on Form 10-K for the year ended July 31, 2020. Other than as set forth below, there have been no material changes from the risk factors set forth in the 2020 Form 10-K.
Our results of operations have been and will in the future be adversely impacted by the COVID-19 pandemic or other pandemics, and the duration and extent to which it will impact our business and financial results remains uncertain.
The global spread of COVID-19 has resulted in significant economic disruption, has negatively impacted our financial results, and significantly increased future uncertainty. The extent to which the COVID-19 pandemic will continue to impact our business, results of operations, and financial condition will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted at this time. Such factors and developments may include the geographic spread, severity and duration of the COVID-19 pandemic, including whether there are periods of increased COVID-19 cases, disruption to our operations resulting from employee illnesses, the development and availability of effective treatment or vaccines, the extent and duration of the impact on the U.S. or global economy, including the pace and extent of recovery when the pandemic subsides, and the actions that have been and may be taken by various governmental authorities in response to the outbreak, including mandatory facility closures of non-essential businesses, stay-at-home orders, or similar restrictions, all of which may continue to effect our customers and customers' demand for our services and products, reduce demand for healthcare services, impact our suppliers or cause disruptions in the global supply chain, and impact our ability to sell and manufacture our products. Certain jurisdictions have begun lifting stay-at-home orders only to impose further restrictions in the wake of increases in new COVID-19 cases. As such, there is considerable uncertainty regarding how current and future health and safety measures implemented in response to the COVID-19 pandemic will impact our business. In addition, the deterioration of macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company has a share repurchase program for the Company's Class A Nonvoting Common Stock. The plan may be implemented by purchasing shares in the open market or in privately negotiated transactions, with repurchased shares available for use in connection with the Company's stock-based plans and for other corporate purposes. On February 16, 2016, the Company's Board of Directors authorized a share repurchase program of 2,000,000 shares. As of October 31, 2020, 369,142 shares remained authorized to purchase in connection with this share repurchase program.
The following table provides information with respect to the purchase of Class A Nonvoting Common Stock during the three months ended October 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
August 1, 2020 - August 31, 2020	—	$—	—	461,796
September 1, 2020 - September 30, 2020	62,364	39.11	62,364	399,432
October 1, 2020 - October 31, 2020	30,290	38.10	30,290	369,142
Total	92,654	$38.78	92,654	369,142
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of J. Michael Nauman

31.2	Rule 13a-14(a)/15d-14(a) Certification of Aaron J. Pearce

32.1	Section 1350 Certification of J. Michael Nauman

32.2	Section 1350 Certification of Aaron J. Pearce

101.INS	XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Label Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SIGNATURES

BRADY CORPORATION

Date: November 19, 2020	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2020	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)