Form 10-Q
period 2021-01-31
BRADY CORP
filed 2021-02-18
CIK 746598

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2021
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

As of February 16, 2021, there were 48,486,758 outstanding shares of Class A Nonvoting Common Stock and 3,538,628 shares of Class B Voting Common Stock. The Class B Voting Common Stock, all of which is held by affiliates of the Registrant, is the only voting stock.

FORM 10-Q
BRADY CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2021	July 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277,588	$217,643
Accounts receivable, net of allowances for credit losses of $7,450 and $7,157, respectively	154,052	146,181
Inventories	122,922	135,662
Prepaid expenses and other current assets	12,774	9,962
Total current assets	567,336	509,448
Property, plant and equipment—net	122,088	115,068
Goodwill	420,726	416,034
Other intangible assets	19,809	22,334
Deferred income taxes	8,261	8,845
Operating lease assets	38,849	41,899
Other assets	30,813	28,838
Total	$1,207,882	$1,142,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,483	$62,547
Accrued compensation and benefits	52,098	41,546
Taxes, other than income taxes	8,518	8,057
Accrued income taxes	9,393	8,652
Current operating lease liabilities	16,534	15,304
Other current liabilities	47,518	49,782
Total current liabilities	201,544	185,888
Long-term operating lease liabilities	27,134	31,982
Other liabilities	59,869	61,524
Total liabilities	288,547	279,394
Stockholders’ equity:
Class A nonvoting common stock—Issued 51,261,487 shares, and outstanding 48,486,758 and 48,456,954 shares, respectively	513	513
Class B voting common stock—Issued and outstanding, 3,538,628 shares	35	35
Additional paid-in capital	334,077	331,761
Retained earnings	745,960	704,456
Treasury stock—2,774,729 and 2,804,533 shares, respectively, of Class A nonvoting common stock, at cost	(109,789)	(107,216)
Accumulated other comprehensive loss	(51,461)	(66,477)
Total stockholders’ equity	919,335	863,072
Total	$1,207,882	$1,142,466

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Amounts, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Net sales	$265,838	$276,665	$543,065	$563,612
Cost of goods sold	136,316	137,538	278,115	283,080
Gross margin	129,522	139,127	264,950	280,532
Operating expenses:
Research and development	9,876	10,517	20,079	21,484
Selling, general and administrative	82,234	87,366	165,271	176,913
Total operating expenses	92,110	97,883	185,350	198,397
Operating income	37,412	41,244	79,600	82,135
Other income (expense):
Investment and other income	2,036	1,760	2,191	3,140
Interest expense	(51)	(647)	(157)	(1,348)
Income before income taxes and losses of unconsolidated affiliate	39,397	42,357	81,634	83,927
Income tax expense	8,206	8,804	16,788	12,876
Income before losses of unconsolidated affiliate	31,191	33,553	64,846	71,051
Equity in losses of unconsolidated affiliate	(331)	—	(505)	—
Net income	$30,860	$33,553	$64,341	$71,051
Net income per Class A Nonvoting Common Share:
Basic	$0.59	$0.63	$1.24	$1.33
Diluted	$0.59	$0.62	$1.23	$1.32
Dividends	$0.22	$0.22	$0.44	$0.44
Net income per Class B Voting Common Share:
Basic	$0.59	$0.63	$1.22	$1.32
Diluted	$0.59	$0.62	$1.21	$1.31
Dividends	$0.22	$0.22	$0.42	$0.42
Weighted average common shares outstanding:
Basic	52,018	53,320	52,020	53,232
Diluted	52,282	53,827	52,288	53,781

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands, Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Net income	$30,860	$33,553	$64,341	$71,051
Other comprehensive income (loss):
Foreign currency translation adjustments	19,074	(1,009)	14,882	(959)

Cash flow hedges:
Net gain recognized in other comprehensive income (loss)	451	363	1,148	559
Reclassification adjustment for losses (gains) included in net income	60	(105)	271	(486)
	511	258	1,419	73
Pension and other post-retirement benefits:
Net loss recognized in other comprehensive income (loss)	(32)	(309)	(32)	(309)
Net actuarial gain amortization	(95)	(105)	(201)	(210)
	(127)	(414)	(233)	(519)

Other comprehensive income (loss), before tax	19,458	(1,165)	16,068	(1,405)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,251)	(42)	(1,052)	169
Other comprehensive income (loss), net of tax	18,207	(1,207)	15,016	(1,236)
Comprehensive income	$49,067	$32,346	$79,357	$69,815

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands, Unaudited)

	Six months ended January 31,
	2021	2020
Operating activities:
Net income	$64,341	$71,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,421	11,672
Stock-based compensation expense	5,471	5,384
Deferred income taxes	(3,866)	1,272
Equity in losses of unconsolidated affiliate	505	—
Other	121	1,664
Changes in operating assets and liabilities:
Accounts receivable	(4,157)	6,209
Inventories	15,018	(1,311)
Prepaid expenses and other assets	(2,436)	(2,621)
Accounts payable and accrued liabilities	11,990	(39,777)
Income taxes	481	(436)
Net cash provided by operating activities	98,889	53,107

Investing activities:
Purchases of property, plant and equipment	(14,511)	(13,100)
Other	(1,881)	(3,406)
Net cash used in investing activities	(16,392)	(16,506)

Financing activities:
Payment of dividends	(22,837)	(23,136)
Proceeds from exercise of stock options	471	4,686
Payments for employee taxes withheld from stock-based awards	(2,638)	(7,733)
Purchase of treasury stock	(3,593)	—
Other	(231)	134
Net cash used in financing activities	(28,828)	(26,049)

Effect of exchange rate changes on cash	6,276	179

Net increase in cash and cash equivalents	59,945	10,731
Cash and cash equivalents, beginning of period	217,643	279,072

Cash and cash equivalents, end of period	$277,588	$289,803

See Notes to Condensed Consolidated Financial Statements.

BRADY CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended January 31, 2021
(Unaudited)
(In thousands, except share and per share amounts)
NOTE A — Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Brady Corporation and subsidiaries (the "Company," "Brady," "we," or "our") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2021 and July 31, 2020, its results of operations and comprehensive income for the three and six months ended January 31, 2021 and 2020, and cash flows for the six months ended January 31, 2021 and 2020. The condensed consolidated balance sheet as of July 31, 2020, has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Inter-bank Offered Rate ("LIBOR") by the end of 2021. This guidance was effective upon issuance and allows application to contract changes as early as January 1, 2020. Some of the Company's contracts with respect to its borrowing agreements already contain comparable alternative reference rates that would automatically take effect upon the phasing out of LIBOR. The Company is in the process of reviewing its bank facilities and commercial contracts that utilize LIBOR as the reference rate and is currently evaluating the potential impact that the adoption of this ASU will have on the consolidated financial statements and related disclosures.

NOTE C — Additional Balance Sheet Information
Inventories
Inventories as of January 31, 2021, and July 31, 2020, consisted of the following:

	January 31, 2021	July 31, 2020
Finished products	$79,100	$85,547
Work-in-process	19,262	24,044
Raw materials and supplies	24,560	26,071
Total inventories	$122,922	$135,662
Property, plant and equipment
Property, plant and equipment is presented net of accumulated depreciation in the amount of $272,945 and $276,248 as of January 31, 2021, and July 31, 2020, respectively.

NOTE D — Other Intangible Assets
Other intangible assets as of January 31, 2021 and July 31, 2020, consisted of the following:

	January 31, 2021				July 31, 2020
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite-lived other intangible assets:
Customer relationships and tradenames	9	$45,498	$(35,431)	$10,067	9	$45,385	$(32,670)	$12,715
Indefinite-lived other intangible assets:
Tradenames	N/A	9,742	—	9,742	N/A	9,619	—	9,619
Total		$55,240	$(35,431)	$19,809		$55,004	$(32,670)	$22,334
The change in the gross carrying amount of other intangible assets as of January 31, 2021 compared to July 31, 2020 was mainly due to the effect of currency fluctuations during the six-month period.
Amortization expense of intangible assets was $1,353 and $1,291 for the three months ended January 31, 2021 and 2020, respectively, and $2,704 and $2,582 for the six months ended January 31, 2021 and 2020, respectively. Amortization expense over each of the next three fiscal years is projected to be $5,407, $5,123, and $2,241 for the fiscal years ending July 31, 2021, 2022, and 2023. No amortization expense for intangible assets is projected after July 31, 2023.

NOTE E — Leases
The Company leases certain manufacturing facilities, warehouses and office space, computer equipment, and vehicles accounted for as operating leases. Lease terms typically range from one year to ten years. As of January 31, 2021, the Company did not have any finance leases.
Operating lease expense was $4,169 and $4,274 for the three months ended January 31, 2021 and 2020, respectively, and $8,242 and $9,678 for the six months ended January 31, 2021 and 2020, respectively. Operating lease expense was recognized in either "Cost of goods sold" or "Selling, general and administrative" expenses in the condensed consolidated statements of income, based on the nature of the lease. Short-term lease expense, variable lease expenses, and sublease income was immaterial to the condensed consolidated statements of income for the three and six months ended January 31, 2021 and 2020.

Supplemental cash flow information related to the Company's operating leases for the six months ended January 31, 2021 and 2020, was as follows:

	Six months ended January 31,
	2021	2020
Operating cash outflows from operating leases	$8,762	$8,216
Operating lease assets obtained in exchange for new operating lease liabilities	3,297	10,637

NOTE F – Stockholders' Equity
The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2021:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2020	$548	$332,121	$726,546	$(109,146)	$(69,668)	$880,401
Net income	—	—	30,860	—	—	30,860
Other comprehensive income, net of tax	—	—	—	—	18,207	18,207
Issuance of shares of Class A Common Stock under stock plan	—	59	—	230	—	289
Stock-based compensation expense	—	1,897	—	—	—	1,897
Repurchase of shares of Class A Common Stock	—	—	—	(873)	—	(873)
Cash dividends on Common Stock:
Class A — $0.2200 per share	—	—	(10,667)	—	—	(10,667)
Class B — $0.2200 per share	—	—	(779)	—	—	(779)
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2021:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2020	$548	$331,761	$704,456	$(107,216)	$(66,477)	$863,072
Net income	—	—	64,341	—	—	64,341
Other comprehensive income, net of tax	—	—	—	—	15,016	15,016
Issuance of shares of Class A Common Stock under stock plan	—	(3,187)	—	1,020	—	(2,167)
Tax benefit and withholdings from deferred compensation distributions	—	32	—	—	—	32
Stock-based compensation expense	—	5,471	—	—	—	5,471
Repurchase of shares of Class A Common Stock	—	—	—	(3,593)	—	(3,593)
Cash dividends on Common Stock:
Class A — $0.4400 per share	—	—	(21,338)	—	—	(21,338)
Class B — $0.4234 per share	—	—	(1,499)	—	—	(1,499)
Balances at January 31, 2021	$548	$334,077	$745,960	$(109,789)	$(51,461)	$919,335

The following table illustrates the changes in the balances of each component of stockholders' equity for the three months ended January 31, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at October 31, 2019	$548	$327,241	$663,808	$(43,779)	$(71,283)	$876,535
Net income	—	—	33,553	—	—	33,553
Other comprehensive loss, net of tax	—	—	—	—	(1,207)	(1,207)
Issuance of shares of Class A Common Stock under stock plan	—	187	—	624	—	811
Tax benefit and withholdings from deferred compensation distributions	—	69	—	—	—	69
Stock-based compensation expense	—	1,766	—	—	—	1,766
Cash dividends on Common Stock:
Class A — $0.2175 per share	—	—	(10,833)	—	—	(10,833)
Class B — $0.2175 per share	—	—	(770)	—	—	(770)
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924

The following table illustrates the changes in the balances of each component of stockholders' equity for the six months ended January 31, 2020:

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at July 31, 2019	$548	$329,969	$637,843	$(46,332)	$(71,254)	$850,774
Net income	—	—	71,051	—	—	71,051
Other comprehensive loss, net of tax	—	—	—	—	(1,236)	(1,236)
Issuance of shares of Class A Common Stock under stock plan	—	(6,223)	—	3,177	—	(3,046)
Tax benefit and withholdings from deferred compensation distributions	—	133	—	—	—	133
Stock-based compensation expense	—	5,384	—	—	—	5,384
Cash dividends on Common Stock:
Class A — $0.4350 per share	—	—	(21,655)	—	—	(21,655)
Class B — $0.4184 per share	—	—	(1,481)	—	—	(1,481)
Balances at January 31, 2020	$548	$329,263	$685,758	$(43,155)	$(72,490)	$899,924

NOTE G — Accumulated Other Comprehensive Loss
Other comprehensive loss consists of foreign currency translation adjustments which includes the settlements of net investment hedges, unrealized gains and losses from cash flow hedges, and the unamortized gain on post-retirement plans, net of their related tax effects.
The following table illustrates the changes in the balances of each component of accumulated other comprehensive loss, net of tax, for the six months ended January 31, 2021:

	Unrealized (loss) gain on cash flow hedges	Unamortized gain on post-retirement plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Beginning balance, July 31, 2020	$(200)	$2,181	$(68,458)	$(66,477)
Other comprehensive income (loss) before reclassification	1,215	(23)	13,585	14,777
Amounts reclassified from accumulated other comprehensive loss	203	36	—	239
Ending balance, January 31, 2021	$1,218	$2,194	$(54,873)	$(51,461)

The decrease in accumulated other comprehensive loss as of January 31, 2021 compared to July 31, 2020, was primarily due to the depreciation of the U.S. dollar against certain other currencies during the six-month period.
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

Of the amounts reclassified from accumulated other comprehensive loss during the six months ended January 31, 2021 and 2020, unrealized (losses) gains on cash flow hedges were reclassified to "Cost of goods sold" and net unamortized gains on post-retirement plans were reclassified into "Investment and other income" on the condensed consolidated statements of income.
The following table illustrates the income tax (expense) benefit on the components of other comprehensive income (loss) for the three and six months ended January 31, 2021 and 2020:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Income tax (expense) benefit related to items of other comprehensive income (loss):
Cash flow hedges	$47	$(5)	$(1)	$30
Pension and other post-retirement benefits	6	93	246	93
Other income tax adjustments and currency translation	(1,304)	(130)	(1,297)	46
Income tax (expense) benefit related to items of other comprehensive income (loss)	$(1,251)	$(42)	$(1,052)	$169

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
The Company offers extended warranty coverage that is included in the sales price of certain products, which it accounts for as service warranties. The Company accounts for the deferred revenue associated with extended service warranties as a contract liability. The balance of contract liabilities associated with service warranty performance obligations was $2,531 and $2,559 as of January 31, 2021 and July 31, 2020, respectively. The current portion and non-current portion of contract liabilities are included in “Other current liabilities” and “Other liabilities," respectively, on the condensed consolidated balance sheets. The Company recognized revenue of $294 and $316 during the three months ended January 31, 2021 and 2020, respectively, and $591 and $631 during the six months ended January 31, 2021 and 2020, respectively, that was included in the contract liability balance at the beginning of the respective period from the amortization of extended service warranties. Of the contract liability balance outstanding at January 31, 2021, the Company expects to recognize 22% by the end of fiscal 2021, an additional 35% by the end of fiscal 2022, and the remaining balance thereafter.

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
The following is a summary of net sales by segment and geographic region for the three and six months ended January 31, 2021 and 2020:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Net sales:
ID Solutions
Americas	$124,970	$137,909	$258,237	$287,271
Europe	44,040	45,319	86,622	88,701
Asia	25,217	22,134	47,560	44,377
Total	$194,227	$205,362	$392,419	$420,349
Workplace Safety
Americas	$20,200	$23,636	$44,231	$47,939
Europe	40,165	37,002	81,431	73,027
Australia	11,246	10,665	24,984	22,297
Total	$71,611	$71,303	$150,646	$143,263
Total Company
Americas	$145,170	$161,545	$302,468	$335,210
Europe	84,205	82,321	168,053	161,728
Asia-Pacific	36,463	32,799	72,544	66,674
Total	$265,838	$276,665	$543,065	$563,612

The following is a summary of segment profit for the three and six months ended January 31, 2021 and 2020:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Segment profit:
ID Solutions	$39,000	$40,655	$79,279	$83,098
Workplace Safety	3,463	5,455	11,451	10,612
Total Company	$42,463	$46,110	$90,730	$93,710

The following is a reconciliation of segment profit to income before income taxes and losses of unconsolidated affiliate for the three and six months ended January 31, 2021 and 2020:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Total profit from reportable segments	$42,463	$46,110	$90,730	$93,710
Unallocated amounts:
Administrative costs	(5,051)	(4,866)	(11,130)	(11,575)
Investment and other income	2,036	1,760	2,191	3,140
Interest expense	(51)	(647)	(157)	(1,348)
Income before income taxes and losses of unconsolidated affiliate	$39,397	$42,357	$81,634	$83,927

NOTE J — Net Income per Common Share
The following table summarizes the computation of basic and diluted net income per share for the Company’s Class A and Class B common stock:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Numerator (in thousands):
Net Income (Numerator for basic and diluted income per Class A Nonvoting Common Share)	$30,860	$33,553	$64,341	$71,051
Less:
Preferential dividends	—	—	(808)	(828)
Preferential dividends on dilutive stock options	—	—	(4)	(10)
Numerator for basic and diluted income per Class B Voting Common Share	$30,860	$33,553	$63,529	$70,213
Denominator: (in thousands)
Denominator for basic income per share for both Class A and Class B	52,018	53,320	52,020	53,232
Plus: Effect of dilutive equity awards	264	507	268	549
Denominator for diluted income per share for both Class A and Class B	52,282	53,827	52,288	53,781
Net income per Class A Nonvoting Common Share:
Basic	$0.59	$0.63	$1.24	$1.33
Diluted	$0.59	$0.62	$1.23	$1.32
Net income per Class B Voting Common Share:
Basic	$0.59	$0.63	$1.22	$1.32
Diluted	$0.59	$0.62	$1.21	$1.31

Potentially dilutive securities attributable to outstanding stock options and restricted stock units were excluded from the calculation of diluted net income per share where the combined exercise price and average unamortized fair value were greater than the average market price of Brady's Class A Nonvoting Common Stock because the effect would have been anti-dilutive. The amount of anti-dilutive shares was 829,617 and 248,604 for the three months ended January 31, 2021 and 2020, respectively, and 785,181 and 286,161 for the six months ended January 31, 2021 and 2020, respectively.

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
The following table summarizes the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at January 31, 2021 and July 31, 2020:

	January 31, 2021	July 31, 2020	Fair Value Hierarchy
Assets:
Trading securities	$19,204	$18,606	Level 1
Foreign exchange contracts	1,246	594	Level 2
Liabilities:
Foreign exchange contracts	499	777	Level 2

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
The U.S. dollar equivalent notional amounts of outstanding forward exchange contracts were as follows:

	January 31, 2021	July 31, 2020
Designated as cash flow hedges	$12,300	$24,600
Non-designated hedges	3,427	3,107
Total foreign exchange contracts	$15,727	$27,707

Cash Flow Hedges
The Company has designated a portion of its forward foreign exchange contracts as cash flow hedges and recorded these contracts at fair value on the condensed consolidated balance sheets. For these instruments, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income ("OCI") and reclassified into income in the same period or periods during which the hedged transaction affects income. As of January 31, 2021 and July 31, 2020, unrealized gains of $1,034 and losses of $385 have been included in OCI, respectively.
The following table summarizes the amount of pre-tax gains and losses related to foreign exchange contracts designated as cash flow hedging instruments:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Gains recognized in OCI	$451	$363	$1,148	$559
(Losses) gains reclassified from OCI into cost of goods sold	(60)	105	(271)	486

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows:

	January 31, 2021		July 31, 2020
	Prepaid expenses and other current assets	Other current liabilities	Prepaid expenses and other current assets	Other current liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts (cash flow hedges)	$1,241	$499	$588	$761
Derivatives not designated as hedging instruments:
Foreign exchange contracts (non-designated hedges)	5	—	6	16
Total derivative instruments	$1,246	$499	$594	$777

NOTE M — Income Taxes
The effective income tax rate for the three and six months ended January 31, 2021, was 20.8% and 20.6%, respectively. The Company expects its ongoing annual effective income tax rate to approximate 20% based on its current global business mix and based on current tax laws and statutory tax rates in effect.
The effective income tax rate for the three and six months ended January 31, 2020, was 20.8% and 15.3%, respectively. The effective income tax rate for the six months ended January 31, 2020 was lower than the expected income tax rate due to the favorable settlement of a domestic income tax audit and tax benefits from stock-based compensation.

NOTE N — Subsequent Events
On February 17, 2021, the Board of Directors declared a quarterly cash dividend to shareholders of the Company’s Class A and Class B Common Stock of $0.22 per share payable on April 30, 2021, to shareholders of record at the close of business on April 9, 2021.

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
•Investing in acquisitions that enhance our strategic position and accelerate sales growth.
•Providing our customers with the highest level of customer service.
•Expanding and enhancing our sales capabilities through an improved digital presence and the use of data-driven marketing automation tools.
•Driving operational excellence and executing sustainable efficiency gains within our selling, general and administrative structures and within our global operations including insourcing of critical products and manufacturing activities.
•Building on our culture of diversity and inclusion to increase employee engagement and enhance recruitment and retention practices.
Impact of the COVID-19 Pandemic on Our Business
Brady Corporation is deemed an essential business under the majority of local government orders. Our products support first responders, healthcare workers, food processing companies, and many other critical industries. During the three and six months ended January 31, 2021, our facilities were operating globally with enhanced safety protocols designed to protect the health and safety of our employees.
We have taken actions throughout our business to reduce controllable costs, including actions to reduce labor costs, eliminating non-essential travel, and reducing discretionary spend. We believe we have the financial strength to continue to invest in organic sales growth opportunities, inorganic sales opportunities, and research and development ("R&D"), while continuing to drive sustainable efficiencies and automation in our operations and selling, general and administrative ("SG&A") functions. At January 31, 2021, we had cash of $277.6 million, an undrawn credit facility of $200 million, which can be increased up to $400 million at the Company's option and subject to certain conditions, and outstanding letters of credit of $3.6 million, for total available liquidity of approximately $674 million.
We believe that our financial resources, liquidity levels and debt-free status, along with various contingency plans to reduce costs are sufficient to manage the impact of the COVID-19 pandemic, which may result in reduced sales, reduced net income, and reduced cash provided by operating activities. Refer to Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended July 31, 2020, along with Risks Factors, included in Part II, Item IA of this Quarterly Report on Form 10-Q for the period ended January 31, 2021, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of Operations
A comparison of results of operating income for the three and six months ended January 31, 2021 and 2020, is as follows:

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2021	% Sales	2020	% Sales	2021	% Sales	2020	% Sales
Net sales	$265,838		$276,665		$543,065		$563,612
Gross margin	129,522	48.7%	139,127	50.3%	264,950	48.8%	280,532	49.8%
Operating expenses:
Research and development	9,876	3.7%	10,517	3.8%	20,079	3.7%	21,484	3.8%
Selling, general and administrative	82,234	30.9%	87,366	31.6%	165,271	30.4%	176,913	31.4%
Total operating expenses	92,110	34.6%	97,883	35.4%	185,350	34.1%	198,397	35.2%
Operating income	$37,412	14.1%	$41,244	14.9%	$79,600	14.7%	$82,135	14.6%

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
Net sales for the three months ended January 31, 2021, decreased 3.9% to $265.8 million, compared to $276.7 million in the same period of the prior year. The decrease consisted of an organic sales decline of 6.3% and an increase from foreign currency translation of 2.4%. Organic sales declined 6.9% in the IDS segment and declined 4.8% in the WPS segment during the three months ended January 31, 2021, compared to the same period in the prior year. The COVID-19 pandemic had a significant impact on organic sales during the three months ended January 31, 2021.
Net sales for the six months ended January 31, 2021, decreased 3.6% to $543.1 million, compared to $563.6 million in the same period of the prior year. The decrease consisted of an organic sales decline of 5.6% and an increase from foreign currency translation of 2.0%. Organic sales declined 7.6% in the IDS segment and grew 0.4% in the WPS segment during the six months ended January 31, 2021, compared to the same period in the prior year. The COVID-19 pandemic had a significant impact on organic sales during the six months ended January 31, 2021, with the impact varying between the IDS and WPS segments.
Gross margin decreased 6.9% to $129.5 million and decreased 5.6% to $265.0 million for the three and six months ended January 31, 2021, respectively, compared to $139.1 million and $280.5 million in the same periods in the prior year. As a percentage of net sales, gross margin decreased to 48.7% and 48.8% for the three and six months ended January 31, 2021, respectively, compared to 50.3% and 49.8% in the same periods in the prior year. The decrease in gross margin during both the three and six-month periods was primarily due to the decline in sales volumes in the IDS segment resulting from the economic slowdown caused by the COVID-19 pandemic as well as product mix in our WPS segment, which was partially mitigated by our ongoing efforts to streamline manufacturing processes and drive sustainable operational efficiencies.
R&D expenses declined 6.1% to $9.9 million and declined 6.5% to $20.1 million for the three and six months ended January 31, 2021, respectively, compared to $10.5 million and $21.5 million in the same periods in the prior year. As a percentage of sales, R&D expenses declined slightly to 3.7% for both the three and six months ended January 31, 2021, compared to 3.8% in the same periods of the prior year. The decrease in R&D spending for both the three and six-month periods was primarily due to a decrease in headcount, improved efficiency, and the timing of expenditures related to ongoing new product development costs compared to the same periods in the prior year. The Company remains committed to investing in new product development to increase sales within our IDS and WPS businesses. Investments in new printers and materials continue to be the primary focus of R&D expenditures.
SG&A expenses include selling and administration costs directly attributed to the IDS and WPS segments, as well as certain other corporate administrative expenses including finance, information technology, human resources, and other administrative expenses. SG&A expenses declined 5.9% to $82.2 million and declined 6.6% to $165.3 million for the three and six months ended January 31, 2021, respectively, compared to $87.4 million and $176.9 million in the same periods in the prior year. SG&A expense as a percentage of net sales was 30.9% and 30.4% for the three and six months ended January 31, 2021, respectively, compared to 31.6% and 31.4% in the same periods in the prior year. The decrease in both SG&A expenses and SG&A expenses as a percentage of net sales for the three and six-month periods was primarily due to ongoing efficiency gains, a reduction in the SG&A cost structure, along with a reduction in discretionary spend including travel for our sales people, which was partially offset by the impact of foreign currency translation.

Operating income decreased 9.3% to $37.4 million and decreased 3.1% to $79.6 million for the three and six months ended January 31, 2021, respectively, compared to $41.2 million and $82.1 million in the same periods in the prior year. The decrease in operating income for the three-month period was primarily due to the decrease in organic sales in both the IDS and WPS businesses and product mix in the WPS segment, which was partially offset by a reduction in the SG&A cost structure in both segments and to a lesser extent foreign currency translation. The decrease in operating income for the six-month period was primarily due to the decrease in organic sales in the IDS segment, which was partially offset by increased profit in the WPS business as well as a reduction in the SG&A cost structure in both segments.
OPERATING INCOME TO NET INCOME

	Three months ended January 31,				Six months ended January 31,
(Dollars in thousands)	2021	% Sales	2020	% Sales	2021	% Sales	2020	% Sales
Operating income	$37,412	14.1%	$41,244	14.9%	$79,600	14.7%	$82,135	14.6%
Other income (expense):
Investment and other income	2,036	0.8%	1,760	0.6%	2,191	0.4%	3,140	0.6%
Interest expense	(51)	—%	(647)	(0.2)%	(157)	—%	(1,348)	(0.2)%
Income before income tax and losses of unconsolidated affiliate	39,397	14.8%	42,357	15.3%	81,634	15.0%	83,927	14.9%
Income tax expense	8,206	3.1%	8,804	3.2%	16,788	3.1%	12,876	2.3%
Income before losses of unconsolidated affiliate	31,191	11.7%	33,553	12.1%	64,846	11.9%	71,051	12.6%
Equity in losses of unconsolidated affiliate	(331)	(0.1)%	—	—%	(505)	(0.1)%	—	—%
Net income	$30,860	11.6%	$33,553	12.1%	$64,341	11.8%	$71,051	12.6%

Investment and other income was $2.0 million and $1.8 million for the three months ended January 31, 2021 and 2020, respectively. The increase in the three-month period was primarily due to an increase in the market value of securities held in deferred compensation plans, which was mostly offset by a decrease in interest income as a result of the decline in interest rates. Investment and other income was $2.2 million and $3.1 million for the six months ended January 31, 2021 and 2020, respectively. The decrease in the six-month period was primarily due to reduced interest income as a result of the decline in interest rates, which was partially offset by an increase in the market value of securities held in deferred compensation plans.
Interest expense decreased to $0.1 million and $0.2 million for the three and six months ended January 31, 2021, respectively, compared to $0.6 million and $1.3 million in the same periods in the prior year. The decrease in interest expense for both the three and six-month periods was due to the repayment of the Company's principal balance under its private placement debt agreement during the fourth quarter of the fiscal year ended July 31, 2020.
The Company's income tax rate was 20.8% for both the three months ended January 31, 2021 and 2020, and the income tax rate was 20.6% and 15.3% for the six months ended January 31, 2021 and 2020, respectively. Refer to Note M, "Income Taxes" for additional information on the Company's income tax rates.
Equity in losses of unconsolidated affiliate of $0.3 million and $0.5 million for the three and six months ended January 31, 2021, respectively, represented the Company's proportionate share of the loss in its equity interest in React Mobile, Inc., an employee safety software and hardware company based in the United States.
Business Segment Operating Results
The Company evaluates short-term segment performance based on segment profit and customer sales. Interest expense, investment and other income, income tax expense, equity in losses of unconsolidated affiliate, and certain corporate administrative expenses are excluded when evaluating segment performance.

The following is a summary of segment information for the three and six months ended January 31, 2021, and 2020:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
SALES GROWTH INFORMATION
ID Solutions
Organic	(6.9)%	(1.3)%	(7.6)%	(0.7)%
Currency	1.5%	(0.5)%	1.0%	(0.9)%
Total	(5.4)%	(1.8)%	(6.6)%	(1.6)%
Workplace Safety
Organic	(4.8)%	(1.0)%	0.4%	(0.9)%
Currency	5.2%	(1.6)%	4.8%	(2.5)%
Total	0.4%	(2.6)%	5.2%	(3.4)%
Total Company
Organic	(6.3)%	(1.2)%	(5.6)%	(0.8)%
Currency	2.4%	(0.8)%	2.0%	(1.3)%
Total	(3.9)%	(2.0)%	(3.6)%	(2.1)%
SEGMENT PROFIT AS A PERCENT OF NET SALES
ID Solutions	20.1%	19.8%	20.2%	19.8%
Workplace Safety	4.8%	7.7%	7.6%	7.4%
Total	16.0%	16.7%	16.7%	16.6%

ID Solutions
IDS net sales decreased 5.4% for the three months ended January 31, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 6.9% and an increase from foreign currency translation of 1.5%. The economic slowdown caused by the COVID-19 pandemic had an impact on organic sales during the quarter, which resulted in organic sales declines in the safety and facility identification, healthcare identification and wire identification product lines for the three-month period. Organic sales grew in the product identification product line for the three-month period as a result of increased demand for industrial identification products throughout Asia where the impact of the pandemic is moderating, and to a lesser extent in the Americas.
IDS net sales decreased 6.6% for the six months ended January 31, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 7.6% and an increase from foreign currency translation of 1.0%. Organic sales in the six-month period declined in the safety and facility identification, healthcare identification and wire identification product lines primarily due to reduced demand from the economic slowdown caused by the COVID-19 pandemic, which was slightly offset by organic sales growth in the product identification product line as a result of increased demand for industrial identification products throughout Asia.
Organic sales in the Americas decreased in the high-single digits for the three and six months ended January 31, 2021, compared to the same periods in the prior year. Organic sales in both periods declined in the safety and facility identification, healthcare identification, and wire identification product lines primarily due to the economic slowdown caused by the COVID-19-pandemic, which was partially offset by organic sales growth in the product identification product line. Organic sales declined in the high-single digits in the United States and were effectively flat in the remainder of the Americas region in both periods.
Organic sales in Europe decreased in the high-single digits for the three and six months ended January 31, 2021, compared to the same periods in the prior year. The organic sales decline in both periods was broad-based throughout Western Europe and businesses based in emerging geographies primarily due to the economic slowdown caused by the COVID-19 pandemic. Organic sales in both periods declined in the safety and facility identification product line, which was partially offset by growth in the wire identification product line. Sales were essentially flat in the product identification product line in the three-month period and declined in the six-month period.
Organic sales in Asia increased approximately 10% for the three months ended January 31, 2021 and increased in the mid-single digits for the six months ended January 31, 2021, compared to the same periods in the prior year. Organic sales growth in both periods was primarily driven by growth in the product identification product line, and to a lesser extent growth in the wire identification product line, as a result of increased demand for industrial identification products. Sales were essentially flat in the safety and facility identification product line.

Segment profit declined 4.1% to $39.0 million for the three months ended January 31, 2021, compared to $40.7 million in the same period in the prior year. Segment profit declined 4.6% to $79.3 million for the six months ended January 31, 2021, compared to $83.1 million for the same period in the prior year. The decrease in segment profit was primarily due to reduced sales volumes in the Americas and Europe regions, which was partially offset by increased sales volumes in Asia and an overall reduction in the cost structure. As a percentage of net sales, segment profit increased to 20.1% and 20.2% for the three and six months ended January 31, 2021, respectively, from 19.8% in both of the same periods in the prior year. The increase in segment profit as a percentage of sales for both the three and six-month periods was primarily driven by the reduced cost structure throughout the IDS segment and a reduction in discretionary spending in response to the decline in revenue from the impact of the COVID-19 pandemic.
Workplace Safety
WPS net sales increased 0.4% for the three months ended January 31, 2021, compared to the same period in the prior year, which consisted of an organic sales decline of 4.8% and an increase from foreign currency translation of 5.2%. WPS continues to sell COVID-19 pandemic-related products including personal protective equipment, social distancing signage and floor markings, but the increased demand for these products did not fully replace the decline in core safety and identification product sales. Sales through the catalog channel decreased in the mid-single digits while digital sales increased in the low-single digits in the three-month period.
WPS net sales increased 5.2% for the six months ended January 31, 2021, compared to the same period in the prior year, which consisted of organic sales growth of 0.4% and an increase from foreign currency translation of 4.8%. Digital sales increased in the high-single digits and sales through the catalog channel decreased in the low-single digits for the six-month period. The WPS business realized increased demand globally during the first quarter for personal protective equipment, social distancing signage, floor markings, and other COVID-19 pandemic-related products.
Organic sales in Europe increased in the low-single digits for the three months ended January 31, 2021, compared to the same period in the prior year. Digital sales increased in the mid-single digits and sales through the catalog channel decreased slightly. Organic sales growth in Europe was led by businesses in France followed by growth in Norway, which was partially offset by a decline in organic sales throughout the remainder of Western Europe.
Organic sales in Europe increased in the mid-single digits for the six months ended January 31, 2021, compared to the same period in the prior year. Digital sales increased approximately 10%, which was driven by digital marketing campaigns emphasizing personal protective equipment and other COVID-19 pandemic-related products. Sales through the catalog channel increased in the low-single digits. Organic sales growth in Europe was led by businesses in France followed by growth in Norway and the U.K., which was partially offset by a decline in organic sales in the remainder of Western Europe.
Organic sales in North America decreased in the mid-teens for the three months ended January 31, 2021, compared to the same period in the prior year. Organic sales in North America decreased in the high-single digits for the six months ended January 31, 2021, compared to the same period in the prior year. The declines were driven by one of our businesses in the United States that sells primarily to small companies, which resulted in a significant decline in sales at the beginning of the COVID-19 pandemic and has not yet recovered. Digital sales decreased in the mid-single digits and sales through the catalog channel decreased in the mid-teens in the three months ended January 31, 2021. Digital sales decreased in the low-single digits and sales through the catalog channel decreased in the high-single digits in the six months ended January 31, 2021.
Organic sales in Australia decreased in the low-single digits for the three months ended January 31, 2021, compared to the same period in the prior year. The business continues to sell COVID-19 pandemic-related products including personal protective equipment, social distancing signage and floor markings, but the increased demand for these products did not replace the decline in core safety and identification product sales. Digital sales increased in the high-single digits over the same period in the prior year, which was driven by digital marketing campaigns emphasizing personal protective equipment along with floor markings and signage related to social distancing and personal hygiene. Sales through the catalog channel decreased in the mid-single digits due to reduced demand in our primary end markets, which include non-residential construction and industrial manufacturing.
Organic sales in Australia increased in the mid-single digits for the six months ended January 31, 2021, compared to the same period in the prior year. The increase in organic sales in the six-month period was entirely driven by growth in the first quarter primarily resulting from sales of COVID-19 pandemic-related products. Digital sales grew more than 25% for the six months ended January 31, 2021, which was driven by digital marketing campaigns emphasizing personal protective equipment along with floor markings and signage related to social distancing and personal hygiene. Sales through the catalog channel declined slightly.

Segment profit decreased to $3.5 million from $5.5 million and as a percentage of net sales, segment profit decreased to 4.8% from 7.7% for the three months ended January 31, 2021, compared to the same period in the prior year. The decrease in segment profit for the three-month period was due to reduced sales volumes and product mix. Segment profit increased to $11.5 million from $10.6 million and as a percentage of net sales, segment profit increased to 7.6% from 7.4% for the six months ended January 31, 2021, compared to the same period in the prior year. The increase in segment profit for the six-month period was due to the increase in organic sales in Europe and Australia during the first quarter, which was partially offset by a decline in profitability due to product mix.
Liquidity and Capital Resources
The Company's cash balances are generated and held in numerous locations throughout the world. At January 31, 2021, approximately 69% of the Company's cash and cash equivalents were held outside the United States. The Company's growth has historically been funded by a combination of cash provided by operating activities and debt financing. The Company believes that its cash flow from operating activities and its borrowing capacity are sufficient to fund its anticipated requirements for working capital, capital expenditures, research and development, common stock repurchases, and dividend payments for the next 12 months. Although the Company believes these sources of cash are currently sufficient to fund domestic operations, annual cash needs could require repatriation of cash to the U.S. from foreign jurisdictions, which may result in additional tax payments.
Cash Flows
Cash and cash equivalents were $277.6 million at January 31, 2021, an increase of $59.9 million from July 31, 2020. The significant changes were as follows:

	Six months ended January 31,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$98,889	$53,107
Investing activities	(16,392)	(16,506)
Financing activities	(28,828)	(26,049)
Effect of exchange rate changes on cash	6,276	179
Net increase in cash and cash equivalents	$59,945	$10,731

Net cash provided by operating activities was $98.9 million for the six months ended January 31, 2021, compared to $53.1 million in the same period of the prior year. The increase was primarily due to an increase in cash provided by working capital. Inventory levels were reduced which resulted in the majority of the increase in cash provided by operating activities, which was due to a planned reduction in inventory following a period of increased inventory levels to reduce the risk of supply chain disruption resulting from the COVID-19 pandemic. In addition, annual incentive compensation payments were lower in the current six-month period compared to the same period in the prior year, and the timing of payments of accounts payable increased cash provided by working capital. This was partially offset by a decrease in cash provided by accounts receivable due to increased sequential sales during the six months ended January 31, 2021.
Net cash used in investing activities was $16.4 million for the six months ended January 31, 2021, compared to $16.5 million in the same period of the prior year. Capital expenditures increased from $13.1 million to $14.5 million in the six-month period, primarily for facility upgrades and manufacturing equipment in the United States and Europe.
Net cash used in financing activities was $28.8 million during the six months ended January 31, 2021, compared to $26.0 million in the same period of the prior year. The increase in cash used in financing activities was primarily driven by $3.6 million of share repurchases as well as a decrease in cash proceeds from the exercise of stock options, which was partially offset by a decrease in cash payments for employee taxes withheld from stock-based awards.
Credit Facilities
On August 1, 2019, the Company and certain of its subsidiaries entered into an unsecured $200 million multi-currency revolving loan agreement with a group of five banks that replaced and terminated the Company’s previous loan agreement that had been entered into on September 25, 2015. Under the new revolving loan agreement, the Company has the option to select either a Eurocurrency rate loan that bears interest at the LIBOR rate plus a margin based on the Company's consolidated net leverage ratio or a base interest rate (based upon the higher of the federal funds rate plus 0.5%, the prime rate of the Bank of Montreal plus a margin based on the Company’s consolidated net leverage ratio, or the Eurocurrency base rate at the LIBOR rate plus a margin based on the Company’s consolidated net leverage ratio plus 1%). At the Company's option, and subject to certain conditions, the available amount under the revolving loan agreement may be increased from $200 million to $400 million. The maximum amount outstanding on the Company's revolving loan agreement during the six months ended January 31, 2021 was $10.6 million. As of January 31, 2021, there were no borrowings outstanding on the credit facility. The Company had letters of credit outstanding under the loan agreement of $3.6 million as of January 31, 2021 and there was $196.4 million available for future borrowing, which can be increased to $396.4 million at the Company's option, subject to certain conditions. The revolving loan agreement has a final maturity date of August 1, 2024, as such, any borrowing would be classified as long-term on the condensed consolidated balance sheets.
Covenant Compliance
The Company’s revolving loan agreement requires it to maintain certain financial covenants, including a ratio of debt to the trailing twelve months EBITDA, as defined in the debt agreements, of not more than a 3.5 to 1.0 ratio (leverage ratio) and the trailing twelve months EBITDA to interest expense of not less than a 3.0 to 1.0 ratio (interest expense coverage ratio). As of January 31, 2021, the Company was in compliance with these financial covenants.
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
•Potential write-offs of goodwill and other intangible assets
•Changes in tax legislation and tax rates
•Differing interests of voting and non-voting shareholders
•Numerous other matters of national, regional and global scale, including major public health crises and government responses thereto and those of a political, economic, business, competitive, and regulatory nature contained from time to time in Brady's U.S. Securities and Exchange Commission filings, including, but not limited to, those factors listed in the “Risk Factors” section set forth in this report and within Item 1A of Part I of Brady's Form 10-K for the year ended July 31, 2020.
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

SIGNATURES

BRADY CORPORATION

Date: February 18, 2021	/s/ J. MICHAEL NAUMAN
J. Michael Nauman
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2021	/s/ AARON J. PEARCE
Aaron J. Pearce
Chief Financial Officer and Treasurer
(Principal Financial Officer)